Form 10KSB
period 1995-09-30
GEMSTAR ENTERPRISES INC
filed 1996-11-07
CIK 829323

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                       Commission file number: 33-19980-D

                            GEMSTAR ENTERPRISES, INC.

State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

Nevada                                                       87-0450450

                               73-251 Amber Street
                              Palm Desert, CA 92260
                                 (619) 346-4812

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

State Registrant's revenues for its most recent fiscal year.  $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past
60 days.  $243,172

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 10,758,614 shares of its $0.001 par value common stock as of November 5, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

None of the documents referred to by this Item are incorporated by reference

Transitional Small Business Disclosure Format (check one): Yes ___; No X

                        ITEM 1.  BUSINESS

The Registrant was incorporated under the laws of the state of Nevada in October of 1987, under the name of North Star Petroleum, Inc. and completed a public offering of its common stock and warrants in August of 1988. Subsequent to the public offering, the Registrant engaged in the exploration, development and production of oil and gas on a joint venture basis with other industry partners.

In May of 1990, the Registrant amended its Articles of Incorporation, thereby changing its name to Gemstar Enterprises, Inc., increasing its par value from $0.001 to $0.02, and authorizing for issuance 5,000,000 shares of preferred stock. Additionally, the Registrant reverse split its common stock on the basis of one $0.02 par value common share for twenty $0.001 par value common shares [1 for 20 reverse]. All references to the Registrant's common stock in this report have taken this reverse split into account. During 1990, the Registrant also acquired approximately 200 acres of real property located in Alexander County, North Carolina. The Registrant's performance in both its oil and gas business and its investment in real estate did not generate sufficient revenue to result in profitable operations.

During the Registrant's last fiscal year ending in September, 1996, and in its preceding two fiscal years, the Registrant did not engage in any business activity. During the fiscal year ending in September, 1993, the Registrant sold all of its assets and associated liabilities, thus avoiding any bankruptcy, receivership or similar proceeding. By April, 1993, this reorganization was completed and the Registrant retained only a receivable from its sole officer and director, which amounted to less than $10,000. As a consequence, since April of 1993, the Registrant has been considered a new entity for accounting purposes.

The Registrant recently sold shares of its common stock in a private transaction for the purpose of paying its operating costs, including the audit of its financial statements. The Registrant is now actively seeking a business to acquire or to merge with in order to establish operations. The Registrant emphasizes that its success in this regard can not be assured and that the acquisition of any asset or business enterprise (profitable or not profitable) will in all likelihood result in a dilution in the percentage ownership that a current shareholder of the Registrant now holds.


                       ITEM 2.  PROPERTIES

The Registrant does not own any property and its principal executive offices are located at the residence of its sole officer and director. The Registrant does not have any property interest in such residence.


                    ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not engaged in any legal proceedings.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Section 78.320-2 of the Nevada Revised Statues, states that: "any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if a written consent thereto is signed by stockholders holding at least a majority of the voting power." Furthermore,
Section 78.320-3 of the Nevada Revised Statues, states that: "In no instance where action is authorized by written consent need a meeting of stockholders be called or notice given."

In compliance with these Sections of the Nevada Revised Statues, the Registrant set March 25, 1996 as the record date to obtain the consent of a majority of its shareholders for the purpose of amending its Articles of Incorporation by changing the par value of the common stock from $0.02 per share to $0.001 per share. This Amendment was filed in the office of the Secretary of State of Nevada on April 29, 1996. The number of shares of the Registrant's common stock eligible to vote was 6,758,614 shares, of which consent resolutions representing 4,915,000 shares (73% of the shares eligible to vote) were voted for adopting such Amendment.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board with a symbol of "GMSE". The high and low bid quotations provided below were derived from this electronic quotation system and reflect inter-dealer prices, without retail markup, mark-down or commissions and may not represent actual transactions. A review of the trading volume of the common stock as reflected on this system, indicates that actual transactions occurred sporadically and infrequently. Consequently, the information provided below may not be indicative of the Registrant's common stock price under different conditions, such as increased volume of trades, the frequency of trades and a more consistent pattern of both volume and trades.


Quarter Ended .......................... High Bid            Low Bid

December, 1993 ......................... $ 1/32              $ 1/32
March, 1994 ............................   1/32                1/32
June, 1994 .............................   1/32                1/32
September, 1994 ........................   1/32                1/32

December, 1994 ......................... $ 1/32              $ 1/32
March, 1995 ............................   1/32                1/32
June, 1995 .............................   1/32                1/32
September, 1995 ........................   1/32                1/32

December, 1995 ......................... $ 3/32              $ 1/32
March, 1996 ............................   3/32                1/16
June, 1996 .............................   1/16                1/16
September, 1996 ........................   1/16                1/16

The Registrant's shareholders of record of its common stock is a total of 106 shareholders as of September 30, 1996 and includes broker/dealers and clearing house agents. Based on information obtained through use of a "NOBO" list obtained within the last nine months, shares held beneficially by broker/dealers and clearing house agents for the accounts of others, totaled an additional 73 shareholders. Thus, the Registrant has a combined total of approximately 179 shareholders.

During the fiscal years ended September 30, 1996, 1995 and 1994, the Registrant had not declared any cash dividends on its common stock. The Registrant doesn't anticipate declaring any cash dividends on its common stock within the foreseeable future.

In addition to its common stock, the Registrant has outstanding two Series of warrants, namely Series A and Series B (collectively referred to as the "Warrant(s)"). The exercise of one Warrant provides for the purchase of one share of the Registrant's common stock. The Series A Warrant was issued to the initial founders of the Registrant and to the purchasers of the "Unit" which the Registrant sold in its initial public offering in 1988. The Series B Warrant was distributed without cost to the holders of record on May 11, 1990, of the Registrant's common stock.

The common stock issuable upon exercise of the Series A Warrant was included in the registration statement filed with the SEC in the Registrant's initial public offering. Subsequently, 198,855 Series A Warrants were exercised. The Registrant amended the expiration date of the Series A Warrant by conforming its terms to those of the Series B Warrant. The commencement date for exercise of the Warrants is that date that a registration statement relating to the common stock issuable on exercise of the Warrants has been declared effective by the SEC. The termination date for the Series A Warrants is 45 days after the commencement date. The termination date for the Series B Warrants is six months after the commencement date. The exercise price for the Series A and B Warrants is 1.60 and $4.00 per share, respectively, and subject to adjustments for changes in capitalization, including stock splits. At the present time, a registration statement is not in effect to allow for the exercise of the Warrants and the Registrant does not anticipate that a registration statement with respect to the Warrants will be filed with the SEC in the near future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Registrant did not generate any revenue from operations during each of its last three fiscal years ending September 30, 1996, 1995, and 1994, nor has the Registrant generated any revenue from the date of its latest fiscal year end through the date of this report. During the current fiscal year, which commenced on October 1, 1996, the Registrant's cash flow requirements have, to a great extent, been covered from proceeds of its sale of the Registrant's common stock.

As discussed as a part of Item 1 of this report, the Registrant is seeking a business opportunity and if an appropriate situation should arise, the Registrant would enter into a plan of reorganization with such other entity. Management intends to evaluate such potential reorganizations by giving consideration to the following items:

A]     If the entity with which the Registrant would enter into a plan and agreement of reorganization has been and currently is engaged in profitable operations.

B]     The adequacy of such entities working capital and its ability to continue to operate in a favorable cash flow environment.

The criteria, pursuant to which the Registrant is seeking to enter into a reorganization, is a significant improvement of the Registrant's current position. Consequently, a reorganization would most likely result in a dilution in the current shareholder's ownership percentage in the Registrant after the completion of such a reorganization. Additionally, the Registrant may be required to sell additional shares of its equity securities in order to make its public status a desired asset which is being sought by the entity seeking to reorganize with the Registrant. Such action would also result in a dilution of the ownership percentage in the Registrant by current shareholders.

The Registrant has had no employees during each of its last two fiscal years. During its current fiscal year, the Registrant has not employed anyone and does not intend to employ anyone in the future, unless its business operations were to change and therefore require that individuals be hired in anticipation that revenue would be generated. Management is providing the Registrant with a location for its principal executive offices on a "rent free basis" and no salaries or other form of compensation are currently being paid by the Registrant for the time and efforts required by management to seek an entity for purposes of entering into a reorganization. The Registrant reimburses management for out-of-pocket costs incurred in seeking a business venture and for general operating expenses. To the extent that management's time requirements in fulfilling its responsibilities become excessive, the Registrant may accrue a liability to management.

       ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Commencing on the following page, the Registrant has presented its financial statements as of September 30, 1995 and for the year ended September 30, 1995 and 1994. Included as a part of these financial statements is the opinion of the Registrant's independent certified public accountants.


                                TABLE OF CONTENTS

                                                                          Page

Report of Independent Auditors                                               6

Balance Sheet - September 30, 1995                                           7

Statements  of  Operations  for the Years Ended  September 30, 1995 and
1994,  and for the  Period  April  10,  1993  (Date of  Inception  as a
Development Stage Company) through September 30, 1995                        8

Statements of Stockholders'  Equity for the period April 10, 1993 (Date
of Inception as a Development Stage Company) through September 30, 1995      9

Statements  of Cash Flows for the Years  Ended  September  30, 1995 and
1994,  and for the  Period  April  10,  1993  (Date of  Inception  as a
Development Stage Company) through September 30, 1995                       10

Notes to Financial Statements                                               11

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
Gemstar Enterprises, Inc.
Palm Desert, California


We have audited the accompanying balance sheet of Gemstar Enterprises, Inc. (a development stage company) as of September 30, 1995 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1995 and 1994 and for the period from April 10, 1993 (date of inception as a development stage company) to September 30, 1995.
These financial statements   are  the   responsibility   of  the   Company's
management.   Our responsibility  is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted
auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemstar Enterprises, Inc. as of September 30, 1995, and the results of its operations and its cash flows for the years ended September 30, 1995 and 1994 and from April 10, 1993 to September 30, 1995, in conformity with generally accepted accounting principles.


HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
May 28, 1996

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1995




                                     ASSETS


Current Assets
    Cash in bank ................................................   $   8,000
                                                                    ---------

Total Assets ............ .......................................   $   8,000
                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Loan from officer ...........................................   $     603
                                                                    ---------

        Total Current Liabilities ...............................         603
                                                                    ---------

Stockholders' Equity
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
      no shares issued and outstanding ..........................         -0-
    Common stock, $0.001 par value, 100,000,000 shares authorized,
      6,758,614 issued and outstanding ..........................       6,759
    Additional paid-in capital ..................................     908,285
    Deficit accumulated prior to the development stage .... .....    (905,548)
    Deficit accumulated during the development stage ............      (2,099)
                                                                    ---------

        Total Stockholders' Equity ..............................       7,397
                                                                    ---------

Total Liabilities and Stockholders' Equity ......................   $   8,000
                                                                    =========







   The accompanying notes are an integral part of these financial statements.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                               April 10, 1993
                                                                  (Date of
                                                                  Inception as
                                                                a Development
                                                                Stage Company)
                                       For the Years Ended        through
                                         September 30,           September
                                   -------------------------         30,
                                       1995           1994          1995
                                   -----------    ----------    ------------

Revenues .......................   $       -0-    $      -0-    $        -0-

Expenses
 General and administrative ....           615           354           1,687
 Amortization ..................           -0-           -0-             412
                                   -----------    ----------    ------------

Net Loss .......................   $      (615)   $     (354)   $     (2,099)
                                   ===========    ==========    ============

Net Loss Per Common Share ......   $       -0-    $       -0-   $        -0-
                                   ===========    ===========   ============

Common Shares Used in
Net Loss Calculation ...........     6,758,614      6,758,614      6,758,614
                                   ===========    ===========   ============









   The accompanying notes are an integral part of these financial statements.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Deficit      Deficit
                                               Accumulated  Accumulated            Total
                     Common Stock   Additional Prior to the During the  Receivable Stockholders'
                                    Paid-in    Development  Development From       Equity
                    Shares  Amount  Capital    Stage        Stage       Officer    (Deficit)
                   -------- ------- ---------- ---------    ----------- ---------- ---------
Balance-April 10,
 1993 (Inception
 as a Development
Stage Company) ...1,698,864 $  1,699 $ 812,150 $(905,548)   $     -0-   $     -0-  $ (91,699)

Issuance of common
 stock at $0.02
 per share for
 assumption  of
 liabilities, payable
 to shareholder, and
 a receivable from
 officer; August 16,
 1993 ............5,000,000    5,000    95,000       -0-          -0-      (7,783)    92,217

Net loss for the
 period from April
 10, 1993 through
 September 30, 1993     -0-      -0-       -0-       -0-       (1,130)        -0-     (1,130)
                  --------- -------- --------- ---------    ---------   ---------  ---------
Balance-September
 30, 1993 ........6,698,864    6,699   907,150  (905,548)      (1,130)     (7,783)      (612)

Expenses paid by
 officer .........      -0-      -0-       -0-       -0-          -0-         966        966

Net loss for year
 ended September
 30, 1994 ........      -0-      -0-       -0-       -0-         (354)        -0-       (354)
                  --------- -------- --------- ---------    ---------   ---------  ---------
Balance-September
 30, 1994 ........6,698,864    6,699   907,150  (907,548)      (1,484)     (6,817)       -0-

Issuance of common
 stock at $0.02
 per share; for
 cash, October 15,
 1994 ............   59,750       60     1,135       -0-          -0-         -0-      1,195

Loan to officer,
October 15, 1994..      -0-      -0-       -0-       -0-          -0-     (1,195)     (1,195)

Expenses paid by
 officer .........      -0-      -0-       -0-       -0-          -0-        615         615

Collection of loan
 to officer,
 September 30, 1995     -0-      -0-       -0-       -0-          -0-      7,397       7,397

Net loss for year
 ended September
 30, 1995 ........      -0-      -0-       -0-       -0-         (615)       -0-        (615)
                  --------- -------- --------- ---------     ---------  --------   ---------
Balance-September
 30, 1995 ........6,758,614 $  6,759 $ 908,285 $(905,548)   $  (2,099)  $    -0-   $   7,397
                  ========= ======== ========= =========    =========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    April 10,
                                                                       1993
                                                                    (Date of
                                                                    Inception
                                                                      as a
                                                                   Development
                                                                     Stage
                                                                     Company)
                                          For the Years Ended        through
                                             September 30,           September
                                      -------------------------         30,
                                          1995           1994          1995
                                      -----------    ----------    -----------

Cash Flows From Operating
Activities
    Net loss ......................   $      (615)   $     (354)  $    (2,099)
    Amortization ..................           -0-           -0-           412
    Expenses paid by officer ......           615           966         1,581
    Decrease in accounts payable...           -0-          (612)         (612)
                                      -----------    ----------   -----------

Net Cash Used in Operating
Activities ........................           -0-           -0-          (718)
                                      -----------    ----------   -----------

Cash Flows From Financing
Activities
    Proceeds from issuance of
    common stock ..................         1,195           -0-         1,195
    Advance from officer ..........           603           -0-           603
    Advance to officer ............        (1,195)          -0-        (1,195)
    Collection of receivable
     from officer .................         7,397           -0-         7,397
                                      -----------    ----------   -----------

Net Cash Provided by Financing
Activities ........................         8,000           -0-         8,000
                                      -----------    ----------   -----------

Net Increase in Cash ..............         8,000           -0-         7,282

Cash at Beginning of Period .......           -0-           -0-           718
                                      -----------    ----------   -----------

Cash at End of Period .............   $     8,000    $      -0-   $     8,000
                                      ===========    ==========   ===========



   The accompanying notes are an integral part of these financial statements.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE - 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Corporate History

     Gemstar Enterprises, Inc. (the Company) was incorporated in Nevada in October 1987 as North Star Petroleum, Inc. In May 1990 its name was changed to Gemstar Enterprises, Inc. Since its organization, the Company had operations relating to oil and gas interests and owned real property. These operations were disposed of in June 1991 and in April 1993, resulting in a loss from their disposition of $238,820, which amount is a part of the deficit accumulated prior to the development stage of $905,548. Since April 10, 1993, the Company has had no operations and has since then been considered to be a development stage enterprise. The development stage activities of the Company have been confined to raising capital and searching for other business opportunities.

     On March 25, 1996, the stockholders of the Company approved an amendment to the articles of incorporation changing the par value of the Company's common stock from $0.02 per share to $0.001 per share. The amount of the common stock and the additional paid-in capital in accompanying financial statements have been retroactively restated for the effects of the change for all periods presented.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the financial statements and the amounts of expenses reported during the periods presented. Actual results could differ from those estimates.

Loss per Common Share

     Loss per share has been computed based upon the ending number of shares of common stock outstanding.


NOTE - 2 - STOCKHOLDERS' EQUITY

     The Company has 551,145 Series "A" Warrants outstanding which entitle the holders thereof to purchase 551,145 shares of common stock of the Company at $1.60 per share. Also, there are 548,864 Series "B" Warrants outstanding which may be exercised to purchase 548,864 shares of common stock at $4.00 per share. Exercise of these warrants is conditioned upon a registration statement relating to the underlying common stock being declared effective . Additionally, the Company may redeem both the series of warrants at $0.02 per warrant upon giving 30 days written notice.

     The Company's articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. The Board of Directors have the authority to designate dividend, liquidation, voting and any other rights associated with these shares at the time of their issuance.

NOTE - 3 - RELATED PARTY TRANSACTIONS

     On August 16, 1993 in connection with the issuance of common stock, the Company recognized a receivable from the officer of the Company, which is also a shareholder, in the amount of $7,783. The officer has paid expenses for the Company which have reduced the receivable. The Company loaned $1,195 to the officer on October 15, 1994. On September 30, 1995, the officer paid $8,000 to the Company of which $7,397 paid the remaining balance of the receivable from the officer in full and the remaining $603 was accounted for as a payable to the officer. Terms for payment of the amount due to the officer have not been established.


NOTE - 4 - DEFERRED INCOME TAXES

     Income tax accruals are based on taxable losses incurred each period. The deferred income taxes resulted from the potential future benefit of operating loss carry forwards. A valuation allowance has been provided to reduce the deferred tax asset to zero because realization of this operating loss carry forward is not likely. The availability of operating loss carry forwards to offset future taxable income may be substantially limited due to tax limitations relating to changes in ownership. Accordingly, there was no current or deferred benefit from the losses from operations. At September 30, 1995, the Company had $90,926 of operating loss carry forwards that expire in 2007 through 2010 if not used.

     The components of the net deferred tax asset at September 30, 1995, are as follows:

     Operating loss carry forwards......   $   13,639
     Less: Valuation allowance..........      (13,639)
                                           ----------
     Net Deferred Tax Asset.............   $      -0-
                                           ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Director of Registrant

Denny W. Nestripke, age: 49, serves the Registrant as its only director and in the additional capacities of President (CEO), Secretary and Treasurer
(CFO). Mr. Nestripke is also a director of Municipal Systems, Inc., a currently inactive company that had registered its securities pursuant a registration statement filed on Form S-18. Mr. Nestripke has not been subject to any legal proceedings during the past five years of a nature requiring disclosure pursuant to this item of the report and he, nor any business in which he is or was involved, has filed a petition for bankruptcy.

The term of office, pursuant to the Registrant's by-laws, is for the period of one year and longer, if no other individual is qualified and elected to serve in the capacity of a director. The positions of President, Secretary and Treasurer are held for an indefinite period, which is determined by the board of directors. Mr. Nestripke has held the positions referred to above from April 10, 1993 through to the present time. Prior thereto, Mr. Nestripke served as President, Treasurer and Director of the Registrant from the Registrant's inception, in October of 1987 through December of 1991.

Mr. Nestripke is licensed as a certified public accountant by the states of California and Utah. Since November, 1995, in addition to pursuing his business obligations related to the Registrant, Mr. Nestripke has assisted in the reorganization of another business entity and has maintained his own investment portfolio. From September, 1992, through November, 1995, Mr. Nestripke served as Controller and Chief Accounting Officer of Magnum Petroleum, Inc., an oil and gas concern listed on the American Stock Exchange. Prior to September, 1992, and for a period of approximately 13 years, Mr. Nestripke was the sole proprietor of a certified public accountant firm, with emphasis on the audit of financial statements for small capitalized corporations, filing registration statements with the SEC. Upon the implementation of the requirement of a concurring partner review of the audit work papers, Mr. Nestripke ceased performing audits and focused his accounting practice on assisting public companies in the preparation of financial statements for reporting to the SEC pursuant to The Securities Exchange Act of 1934.

                 ITEM 10.  EXECUTIVE COMPENSATION

As set forth in the compensation table below, the Registrant has not paid any compensation, either in cash or otherwise, to its only officer and director for the last three completed fiscal years. Furthermore, no compensation has been paid and it is not expected that any compensation will be paid to Mr. Nestripke for the Registrant's fiscal year ended September 30, 1996.

Summary Compensation Table
--------------------------

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Denny W. Nestripke  1995   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
C.E.O and C.F.O     1994    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1993    -0-     -0-       -0-         -0-      -0-     -0-       -0-




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners:

                                          Amount and
                   Name and Address       Nature of
                   of the                 Beneficial    Percent
Title of Class     Beneficial Owner       Owner         of Class
---------------    -------------------    ----------    --------
Common Stock       Denny W. Nestripke     3,890,750     35.4 %
                   P. O. Box 3854
                   Palm Desert, CA

Common Stock       Suzanna Call             900,000      8.4 %
                   304 West 770 North
                   Kaysville, UT

Common Stock       Wendy Harper             800,000      7.4 %
                   87 North 2080 South
                   St. George, UT

Common Stock       Shanna Atkinson          800,000      7.4 %
                   1218 North 250 West
                   American Fork, UT

Security Ownership of Management:

                                          Amount and
                   Name and Address       Nature of
                   of the                 Beneficial    Percent
Title of Class     Beneficial Owner       Owner         of Class
---------------    -------------------    ----------    --------
Common Stock       Denny W. Nestripke     3,890,750     35.4 %
                   P. O. Box 3854
                   Palm Desert, CA


The Registrant does not have any options, warrants (except for those Warrants discussed under Item 5. of this report), rights or other conversion privileges outstanding. Thus, the number of shares stated in the above tables include all shares which any of these individuals own or have a right to acquire within sixty days of this report. None of the above named individuals hold any shares pursuant to a voting trust or similar agreement.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August of 1996, the Registrant sold 4,000,000  shares of common stock to
four individuals  at  a  price  of  $0.0025  per  share.   One  of  the
individuals participating in this purchase was Mr. Nestripke, an officer and director of the Registrant, who purchased 1,500,000 shares for $3,750.00 in cash consideration. This transaction, as it relates to Mr. Nestripke, was not undertaken on an independent basis and could not be considered an arms length transaction. These shares have not been registered and Mr. Nestripke, as well as the other purchasers, did not received any rights which would allow them to compel the Registrant to register these shares. Thus, the resale of these shares is subject to a current registration statement being in effect or that an exemption from registration, such as Rule 144 of The Securities Act of 1933, be available to the purchasers.

Mr. Nestripke is the Registrant's  only director and officer and is the owner
of 35.4  %  of  the  Registrant's   issued  and  outstanding   voting
securities. Consequently, Mr. Nestripke may be deemed to be a parent of the Registrant as that term is defined under this Item of The Securities and Exchange Act of 1934.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


No reports on Form 8-K have been filed during the last quarter of the period being covered by this report.


Index of Exhibits:
==================

Number 3: Initial Articles of Incorporation and By-laws

Incorporated by reference to the registrant's registration statement on Form S-18, File No. 33-19980-D
-------------------------

Number 3: Amended Articles of Incorporation and By-laws

Incorporated by reference to the registrant's registration statement on Form
S-1
-------------------------

Number 3: Amended Articles of Incorporation

SEE - Exhibit 3(i), included as a part of this Form 10-KSB
-------------------------

Number 4: Warrant Agent Agreement

Incorporated by reference to the registrant's registration statement on Form S-18, File No. 33-19980-D
-------------------------

Number 4: First Amendment to Warrant Agent Agreement

Incorporated by reference to the registrant's registration statement on Form
S-1
-------------------------

Number 4: Second Amendment to Warrant Agent Agreement

SEE - Exhibit 4, included as a part of this Form 10-KSB
-------------------------

Number 11: Computation of Loss per Share

SEE PAGE 11 - Included as a part of the Footnotes to the Financial Statements
-------------------------

Number 22: Consent Resolution adopted by shareholders to amend the Articles of Incorporation

SEE - Exhibit 22, included as a part of this Form 10-KSB
-------------------------

Number 27:  Financial Data Schedule

SEE - Exhibit 27
-------------------------

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR ENTERPRISES, INC.


By: /S/Denny W. Nestripke
   ---------------------------------
   Chief Executive Officer and
   Chief Financial Officer

Date: November 7, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


GEMSTAR ENTERPRISES, INC.

By: /S/Denny W. Nestripke
   ---------------------------------
   Director

Date: November 7, 1996