Form 10QSB
period 1995-12-31
GEMSTAR ENTERPRISES INC
filed 1996-11-19
CIK 829323

           U. S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549


                          FORM 10-QSB


[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   December 31, 1995

[   ] Transition Report Under Section 13 or 15(d) of the Exchange Act


             Commission File Number:   33-19980-D

                   Gemstar Enterprises, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada                                                        87-0450450
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                      73-251 Amber Street
                 Palm Desert, California 92260
           (Address of principal executive offices)

                        619 - 346 - 4812
                  (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ ] No [X]   (2) Yes [X] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of
common equity; as of the latest practical date:   10,758,614 shares of its
$0.001 par value common stock as of November 5, 1996.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X ]

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements included as a part of this Form 10-QSB Report for the first quarter ended December 31, 1995, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations, cash flows and stockholders' equity for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial statements and footnotes thereto and other information contained in the Company's most recent Form 10-KSB Report.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                         Balance Sheet
                       December 31, 1995
                          [Unaudited]

                             ASSETS

Current Assets:
     Cash in bank                                                $     7,657
                                                                 -----------

Total Current Assets                                             $     7,657
                                                                 -----------

TOTAL ASSETS                                                     $     7,657
                                                                 ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $       -0-
     Loans from officers                                                 603
                                                                 -----------

Total Current Liabilities                                        $       603
                                                                 -----------

Stockholders' Equity:
     Preferred Stock, none outstanding                           $       -0-
     Common Stock, 6,758,614 shares outstanding                        6,759
     Additional paid-in capital                                      908,285
     Deficit accumulated prior to the development stage             <905,548>
     Deficit accumulated during the development stage                 <2,442>
                                                                 -----------
Total Stockholders' Equity                                       $     7,054
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     7,657
                                                                 ===========

















The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                    Statements of Operations
                          [Unaudited]

                                                               From the Date
                                                               of Inception
                                                              as a Development
                                                               Stage Company
                                                              (April 10, 1993)
                                  For the Three Month Period      Through
                                      Ended December 31,        December 31,
                                      1995          1994            1995
                                      ----          ----            ----
Revenue                           $    -0-      $    -0-        $     -0-
                                  --------      --------        ---------

Expenses:

     Office Supplies                    43           -0-               43
     Filing Fees                       300           300            1,267
     Cost of public entity             -0-           -0-              580
     Travel                            -0-           -0-               13
     Taxes, non-income                 -0-           -0-              127
     Amortization                      -0-           -0-              412
                                  --------      --------        ---------

Total Expenses                    $    343      $    300        $   2,442
                                  --------      --------        ---------

NET LOSS                          $    343      $    300        $   2,442
                                  ========      ========        =========


NET LOSS PER SHARE                $   0.00      $   0.00        $    0.00
                                  ========      ========        =========


Common Shares used in
Net Loss Computation             6,758,614     6,758,614        6,758,614
                                 =========     =========        =========














The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
               Statement of Stockholders' Equity
                          [Unaudited]

                                                   Deficit       Deficit
                                                    Accum.        Accum.                Total
                                                  Prior to the During the     Due   Stockholders'
                        Common Stock     Paid-in   Development  Development   From     Equity
                      Shares    Amount   Capital      Stage        Stage     Officer  <Deficit>
                      ------    ------   -------  ------------ ------------  ------- -----------
Balance at inception
of Development Stage
April 10, 1993        1,698,864   $ 1,699   $812,150  $<905,548>    $   -0-    $   -0-  $<91,699>

Common stock valued
at $.02 per share
for assumption of
liabilities, amounts
due shareholder and
receivable from
officer
August 16, 1993       5,000,000     5,000     95,000        -0-         -0-     <7,783>   92,217

Net Loss from the
start of the
Development Stage
to September 30, 1993       -0-       -0-        -0-        -0-      <1,300>       -0-    <1,300>
                      ---------   -------   --------   --------     -------     ------  --------
Balance,
September 30, 1993    6,698,864   $ 6,699   $907,150  $<905,540>    $<1,300>   $<7,783> $   <612>

Expenses paid by
officer                     -0-       -0-        -0-        -0-         -0-        966       966

Net Loss for the
year ended,
September 30, 1994          -0-       -0-        -0-        -0-        <354>       -0-      <354>
                      ---------   -------   --------   --------     -------     ------  --------
Balance,
September 30, 1994    6,698,864   $ 6,699   $907,150  $<905,540>    $<1,484>   $<6,817> $    -0-

Common stock issued
for cash at $.02 per
share
October 15, 1994         59,750        60      1,135        -0-         -0-        -0-       -0-

Loan to officer             -0-       -0-        -0-        -0-         -0-     <1,195>   <1,195>

Expenses paid by
officer                     -0-       -0-        -0-        -0-         -0-        615       615

Collection of loan
from officer
September 30, 1995          -0-       -0-        -0-        -0-         -0-      7,397     7,397

Net Loss for the
year ended,
September 30, 1995          -0-       -0-        -0-        -0-        <615>       -0-      <615>
                      ---------   -------   --------   --------     -------     ------  --------
Balance,
September 30, 1995    6,758,614   $ 6,759   $908,285  $<905,540>    $<2,099>   $   -0-  $  7,397

Net Loss for the
three month period,
December 31, 1995           -0-       -0-        -0-        -0-        <343>       -0-      <343>
                      ---------   -------   --------   --------     -------     ------  --------
Balance,
December 31, 1995     6,758,614   $ 6,759   $908,285  $<905,540>    $<2,442>   $   -0-  $  7,054
                      =========   =======   ========  =========     =======    =======  ========

The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                    Statements of Cash Flows
                          [Unaudited]

                                                               From the Date
                                                               of Inception
                                                              as a Development
                                                               Stage Company
                                                              (April 10, 1993)
                                  For the Three Month Period      Through
                                      Ended December 31,        December 31,
                                      1995          1994            1995
                                      ----          ----            ----
Cash Flows from
Operating Activities:

     Net Loss from Operations     $   <343>     $   <300>       $  <2,442>
     Amortization                      -0-           -0-              412
     Expenses paid by officer          -0-           -0-            1,581
     Decrease in accounts payable      -0-           -0-             <612>
                                  --------      --------        ---------
Net Cash Used In
Operating Activities              $   <343>     $   <300>       $  <1,061>
                                  --------      --------        ---------
Cash Flows from
Financing Activities:

     Proceeds from sale of
        common stock              $    -0-      $  1,195        $   1,195
     Advances from officer             -0-           300              603
     Collection of receivable
        from officer                   -0-           -0-            7,397
     Advances to officer               -0-        <1,195>          <1,195>
                                  --------      --------        ---------
Net Cash Provided by
Financing Activities              $    -0-      $    300        $   8,000
                                  --------      --------        ---------

Net Increase <Decrease> In Cash   $   <343>     $    -0-        $   6,939

Cash at beginning of period          8,000           -0-              718
                                  --------      --------        ---------

Cash at end of period             $  7,657      $    -0-        $   7,657
                                  ========      ========        =========








The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                          [Unaudited]

NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim three month periods and are not necessarily indicative of the results to be expected for the entire year. The accounting policies followed by the Company and other pertinent footnote disclosures are set forth in the Company's audited financial statements contained in its Form 10-KSB Report.

The loss per common share has been computed using the number of common shares outstanding as of the end of the latest period presented. Inasmuch as the Company is a development stage enterprise, using the number of common shares outstanding as of December 31, 1995, rather than the weighted average number of common shares outstanding during each of the periods presented, provides a more conservative approach to the loss per share computation.

NOTE 2 - SUBSEQUENT EVENTS

The Company amended its articles of incorporation on March 25, 1996. The nature of the amendment was to change the par value of its common stock from $0.02 per share to $.001 per share.

In August of 1996, the Company sold to four individuals in a private transaction, 4,000,000 shares of its common stock at a price of $0.0025 per share and received therefrom $10,000.00 cash. Thus, after this transaction, the Company has a total of 10,758,614 shares of $.001 par value common stock outstanding. Of the shares sold, the Company's sole officer and director purchased 1,500,000 shares for a total of $3,750.00.

                 PART I - FINANCIAL INFORMATION

                   ITEM 2. PLAN OF OPERATIONS

     Statements regarding the Company's expectations as to future operations and certain other statements presented in this Form 10-QSB Report constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from the expectations expressed herein. In addition to matters affecting the Company in general, factors which could cause expectations to differ are, but not limited to, the following: 1) changes in federal and/or state securities laws; 2) changes in federal and/or state income tax laws, in particular as they relate to tax free reorganizations; 3) economic conditions, particularly as they relate to securities markets; and 4) the Company's ability to continue to have sufficient capital available to maintain its operations.

     The Company was incorporated under the laws of the state of Nevada in October of 1987, under the name of North Star Petroleum, Inc. and completed a public offering of its common stock and warrants in August of 1988. Subsequent to the public offering, the Company engaged in the exploration, development and production of oil and gas on a joint venture basis with other industry partners.

     In May of 1990, the Company amended its Articles of Incorporation, thereby changing its name to Gemstar Enterprises, Inc., increasing its par value from $0.001 per share to $0.02 per share, and authorizing for issuance 5,000,000 shares of preferred stock. Additionally, the Company reverse split its common stock on the basis of one $0.02 par value common share for twenty [20], $0.001 par value common shares [1 for 20 reverse split]. All references contained herein to the Company's common stock have taken this reverse split into account. During 1990, the Company also acquired approximately 200 acres of real property located in Alexander County, North Carolina. The Company's performance in both its oil and gas business and its investment in real estate did not generate sufficient revenue to result in profitable operations.

     During the fiscal year ending in September, 1993, the Company sold all of its assets and associated liabilities, thus avoiding any bankruptcy, receivership or similar proceeding. By April, 1993, this reorganization was completed and the Company retained only a receivable from its sole officer and director, which amounted to less than $10,000. As a consequence, since April of 1993, the Company has been considered a new entity for accounting purposes. During the Company's latest fiscal year, ending in September, 1996, and for its preceding two fiscal years ending September, 1995 and 1994, the Company did not engage in any business activity.

     The Company recently sold shares of its common stock in a private transaction for the purpose of paying its operating costs. The Company is now actively seeking a business to acquire or to merge with, in order to establish business operations. As previously stated, the Company can not assure success in this endeavor. Furthermore, the acquisition of any asset or business enterprise (profitable or not profitable) will in all likelihood result in a dilution in the percentage ownership that a current shareholder has in the Company. The dilution will be a result of the Company issuing additional equity securities in exchange for the assets or operations acquired.

     Management anticipates that if and when such a business reorganization occurs, it would most likely result in a dilution in a current shareholder's ownership percentage in the Company after the completion thereof. The dilution will be a result of the Company's need to give consideration to the previous owners of the operations or business being acquired. Additionally, an incentive to such entity to be acquired by the Company is that the Company may sell additional shares of its equity securities in order to fulfill certain capital requirements of the plan of reorganization.

     The Company continues to hold expenses at a minimum by having no employees during each of its last two fiscal years. Furthermore, it is not anticipated any employees will be hired unless the Company's business operations were to change and therefore require that individuals be hired in anticipation that future revenue would be generated. Management is providing the Company with a location for its principal executive offices on a "rent free basis" and no salaries or other form of compensation are currently being paid by the Company for the time and efforts required by management to seek an entity for the purpose of entering into a reorganization. To the extent that the Company requires the exclusive, full-time use of management, it is intended that management be reimbursed for its out-of-pocket costs and to the extent that management's time requirements in fulfilling its responsibilities become greater than currently expected, the Company may accrue a financial liability to management.

     The investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys and others, which may include management. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs thus incurred may not be recoverable in a subsequent related investigation. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past, the board of directors have approved resolutions authorizing the issuance of the Company's common stock as consideration for amounts advanced to the Company.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect will be profitable.

Liquidity and Capital Resources

     As of December 31, 1995, the Company had cash assets of $7,657 and $603 in liabilities. Additionally, the Company will incur substantial legal, accounting and other associated costs to bring its financial and corporate reporting obligations current [total costs incurred in this regard through the fiscal year ended September 31, 1996, amounted to $10,069, which does not represent all of the costs yet to be incurred in this regard]. Management has not received any compensation for its efforts in this regard. It is anticipated that the Company will incur more cost including legal and accounting fees, in the location, evaluation and completion of a reorganization, should such occur. As additional time commitments are being given to the Company by management or costs which are incurred are paid by management, the Company may issue its equity securities or enter into promissory notes, for such services and costs incurred.

Results of Operations

     The Company has not engaged in any business operations, other than previously disclosed, during the quarters ended December 31, 1995 and 1994. Consequently, no revenue was generated by the Company during the quarters ended December 31, 1995 and 1994. Furthermore, the Company did not generate any revenue during its fiscal year ended September 31, 1996 and it is not anticipated that any revenue will be generated until a business reorganization with an operating entity has occurred.

                  PART II - OTHER INFORMATION


Items 1 - 5

     The Company's response with respect to Items 1 - 5 of this Form 10-QSB Report for the quarter ended December 31, 1995 is "NONE."


Item 6 - Exhibits and Reports on Form 8-K.

     The Company has not filed any Reports on Form 8-K during the quarter being covered by this Form 10-QSB.

Index of Exhibits:

Number 3: Initial Articles of Incorporation and By-laws

     Incorporated by reference to the Company's registration statement on Form S-18, File No. 33-19980-D

Number 3: Amended Articles of Incorporation

     Incorporated by reference to the Company's Form 10-KSB, for the year ended September 30, 1989

Number 3: Amended Articles of Incorporation

     Included in this Report as Exhibit 3

Number 3: Amended Articles of Incorporation

     Incorporated by reference to the Company's Form 10-KSB, for the year ended September 30, 1995

Number 4: Warrant Agent Agreement

     Incorporated by reference to the Company's registration statement on Form S-18, File No. 33-19980-D

Number 4: First Amendment to Warrant Agent Agreement

     Included in this Report as Exhibit 4

Number 4: Second Amendment to Warrant Agent Agreement

     Incorporated by reference to the Company's Form 10-KSB, for the year ended September 30, 1995

Number 27:  Financial Data Schedule

     Included in this Report as Exhibit 27

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR ENTERPRISES, INC.


By: /S/Denny W. Nestripke
   Denny W. Nestripke
   Chief Executive Officer and
   Chief Financial Officer

Date: November 15, 1996