Form 10QSB
period 1996-03-31
GEMSTAR ENTERPRISES INC
filed 1996-11-19
CIK 829323

            U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-QSB


[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   March 31, 1996

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [  ] No [ X ]   (2) Yes [ X ] No [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of
common equity; as of the latest practical date:   10,758,614 shares of its
$0.001 par value common stock as of November 5, 1996.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X ]

                  PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements included as a part of this Form 10-QSB Report for the second quarter ended March 31, 1996, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations, cash flows and stockholders' equity for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial statements and footnotes thereto and other information contained in the Company's most recent report on form 10-KSB.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                          March 31, 1996
                           [Unaudited]

                              ASSETS

Current Assets:
     Cash in bank                                                $     2,010
                                                                 -----------

Total Current Assets                                             $     2,010
                                                                 -----------

TOTAL ASSETS                                                     $     2,010
                                                                 ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $       333
     Loans from officers                                                 665
                                                                 -----------

Total Current Liabilities                                        $       998
                                                                 -----------

Stockholders' Equity:
     Preferred Stock, none outstanding                           $       -0-
     Common Stock, 6,758,614 shares outstanding                        6,759
     Additional paid-in capital                                      908,285
     Deficit accumulated prior to the development stage             <905,548>
     Deficit accumulated during the development stage                 <8,484>
                                                                 -----------

Total Stockholders' Equity                                       $     1,012
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     2,010
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                     Statements of Operations
                           [Unaudited]

                                                                                From the Date
                                                                                 of Inception
                                                                               as a Development
                                                                                 Stage Company
                                For the Three Month       For the Six Month     (April 10, 1993)
                                   Period Ended              Period Ended           Through
                                      March 31,                March 31,            March 31,
                                   1996        1995         1996        1995         1996
                                   ----        ----         ----        ----         ----
Revenue                         $   -0-     $   -0-      $   -0-     $   -0-      $   -0-
                                --------    -------      -------     -------      -------

Expenses:
     Office Supplies            $    18     $   -0-      $    61     $   -0-      $    61
     Filing Fees                    -0-         300          300         300        1,267
     Cost of public entity          360         -0-          360         -0-          940
     Travel                         268         -0-          268         -0-          281
     Taxes, non-income              -0-         -0-          -0-         -0-          127
     Impairment of assets         5,396         -0-        5,396         -0-        5,396
     Amortization                   -0-         -0-          -0-         -0-          412
                                -------     -------      -------     -------      -------

Total Expenses                  $ 6,042     $   300      $ 6,385     $   300      $ 8,484
                                -------     -------      -------     -------      -------

NET LOSS                        $<6,042>    $  <300>     $<6,385>    $  <300>     $<8,484>
                                =======     =======      =======     =======      =======


NET LOSS PER SHARE              $ <0.00>    $ <0.00>     $ <0.00>    $ <0.00>     $ <0.00>
                                =======     =======      =======     =======      =======
Common Shares used in
Net Loss Computation          6,758,614   6,758,614    6,758,614   6,758,614    6,758,614
                              =========   =========    =========   =========    =========



The accompanying notes are an integral part of these financial statements.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Equity
                           [Unaudited]

                                                    Deficit       Deficit
                                                    Accum.        Accum.                Total
                                                  Prior to the During the     Due   Stockholders'
                        Common Stock     Paid-in   Development  Development   From     Equity
                      Shares    Amount   Capital      Stage        Stage     Officer  <Deficit>
                      ------    ------   -------  ------------ ------------  ------- -----------
Balance at inception
of Development Stage
April 10, 1993        1,698,864   $ 1,699   $812,150  $<905,548>    $   -0-    $   -0-  $<91,699>

Common stock valued
at $.02 per share
for assumption of
liabilities, amounts
due shareholder and
receivable from
officer
August 16, 1993       5,000,000     5,000     95,000        -0-         -0-     <7,783>   92,217

Net Loss from the
start of the
Development Stage
to September 30, 1993       -0-       -0-        -0-        -0-      <1,300>       -0-    <1,300>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
September 30, 1993    6,698,864   $ 6,699   $907,150  $<905,540>    $<1,300>   $<7,783> $   <612>

Expenses paid by
officer                     -0-       -0-        -0-        -0-         -0-        966       966

Net Loss for the
year ended,
September 30, 1994          -0-       -0-        -0-        -0-        <354>       -0-      <354>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
September 30, 1994    6,698,864   $ 6,699   $907,150  $<905,540>    $<1,484>   $<6,817> $    -0-

Common stock issued
for cash at $.02 per
share
October 15, 1994         59,750        60      1,135        -0-         -0-        -0-       -0-

Loan to officer             -0-       -0-        -0-        -0-         -0-     <1,195>   <1,195>

Expenses paid by
officer                     -0-       -0-        -0-        -0-         -0-        615       615

Collection of loan
from officer
September 30, 1995          -0-       -0-        -0-        -0-         -0-      7,397     7,397

Net Loss for the
year ended,
September 30, 1995          -0-       -0-        -0-        -0-        <615>       -0-      <615>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
September 30, 1995    6,758,614   $ 6,759   $908,285  $<905,540>    $<2,099>   $   -0-  $  7,397

Net Loss for the
six month period,
March 31, 1996              -0-       -0-        -0-        -0-      <6,385>       -0-    <6,385>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
March 31, 1996        6,758,614   $ 6,759   $908,285  $<905,540>    $<8,484>   $   -0-  $  7,054
                      =========   =======   ========  =========     =======    =======  ========

The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                    Statements of Cash Flows
                          [Unaudited]

                                                               From the Date
                                                                of Inception
                                                              as a Development
                                                               Stage Company
                                                              (April 10, 1993)
                                  For the Six Month Period       Through
                                       Ended March 31,           March 31,
                                      1996        1995             1996
                                      ----        ----             ----
Cash Flows from
Operating Activities:

     Net Loss from Operations     $ <6,385>   $   <300>        $ <8,484>
     Amortization                      -0-         -0-              412
     Expenses paid by officer          -0-         -0-            1,581
     Increase <Decrease> in
        accounts payable               333         -0-             <279>
                                  --------    --------         --------
Net Cash Used In
Operating Activities              $ <6,052>   $   <300>        $ <6,770>
                                  --------    --------         --------
Cash Flows from
Financing Activities:

     Proceeds from sale of
        common stock              $    -0-    $  1,195         $  1,195
     Advances from officer              62         300              665
     Collection of receivable
        from officer                   -0-         -0-            7,397
     Advances to officer               -0-      <1,195>          <1,195>
                                  --------    --------         --------
Net Cash Provided by
Financing Activities              $     62    $    300         $  8,062
                                  --------    --------         --------

Net Increase <Decrease> In Cash   $ <5,990>   $    -0-         $  1,292

Cash at beginning of period          8,000         -0-              718
                                  --------    --------         --------
Cash at end of period             $  2,010    $    -0-         $  2,010
                                  ========    ========         ========


The accompanying notes are an integral part of these financial statements.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                           [Unaudited]

NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim three and six month periods ended March 31, 1996 and 1995, and are not necessarily indicative of the results to be expected for the entire year. The accounting policies followed by the Company and other pertinent footnote disclosures are set forth in the Company's audited financial statements contained in its Form 10-KSB Report.

The loss per common share has been computed using the number of common shares outstanding as of the end of the latest period presented. Inasmuch as the Company is a development stage enterprise, using the number of common shares outstanding as of March 31, 1996, rather than the weighted average number of common shares outstanding during each of the periods presented, provides a more conservative approach to the loss per share computation.


NOTE 2 - CHANGE IN STOCKHOLDERS' EQUITY

The Company amended its articles of incorporation on March 25, 1996. The nature of the amendment was to change the par value of its common stock from $0.02 per share to $.001 per share.


NOTE 3 - APPLICATION OF NEW ACCOUNTING PRINCIPLE

In applying the Financial Accounting Standards Board's Statement Number 121 (Impairment of Long Lived Assets and of Long Lived Assets to be Disposed Of) the Company was required to reviewed for impairment its long-lived assets. In performing the review, the Company is required to estimate the future cash flows expected to result from the use of such asset. The Company acquired computer software ("Software") for the purpose of assisting management in filing reports electronically with the Securities and Exchange Commission. Even though management believes that the usefulness of the Software is for a period greater than one year, the Software is not used in conjunction with any generation of cash flow. Consequently, the Company has charged to expense the total cost associated with this purchase.


NOTE 4 - SUBSEQUENT EVENTS

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

     During the fiscal year ending in September, 1993, the Company sold all of its assets and those liabilities associated with those assets. Thus, the Company avoided any bankruptcy, receivership or similar proceeding. By April, 1993, all of the Company's assets had been disposed of and since that time the Company has been considered a new entity for accounting purposes. Prior to the end of the fiscal year of September, 1993, all liabilities which had remained after the sale of the Company's assets were assumed by the Company's sole officer and director, for which the Company issued its common stock at a value of $0.02 per share and retained a receivable from this individual, which amounted to less than $10,000. During the Company's latest fiscal year, ending in September, 1996, and for its preceding two fiscal years ending September, 1995 and 1994, the Company did not engage in any revenue producing business activity.

     The Company recently sold shares of its common stock in a private transaction for the purpose of paying its operating costs. The Company is now actively seeking a business to acquire or with which to merge, in order to establish business operations. The Company can not assure success in this endeavor and the acquisition of any asset or business enterprise (profitable or not profitable) will in all likelihood result in a dilution in the percentage ownership that a current shareholder has in the Company. This dilution will be a result of the Company issuing additional equity securities in exchange for the assets or operations being acquired.

     If and when such a business reorganization occurs, the resultant dilution in a current shareholder's ownership percentage in the Company after the completion of the reorganization will occur because the Company will need to provide payment or consideration to the previous owners of the operations or business being acquired. Additionally, an incentive to such owners to have their business acquired by the Company, is that the Company may sell shares of its equity securities to have cash available to fulfill certain capital requirements as contained in the plan of reorganization.

     The Company had no employees during each of its last two fiscal years and it is not anticipated that any employees will be hired during the current fiscal year. However, if the Company's business operations were to change through an acquisition of a business operation, then that businesses employees will be retained and additional employees may be hired. At the present time, Management is providing the Company with a location for its principal executive offices on a "rent free basis" and no salaries or other form of compensation are currently being paid by the Company for the time and efforts required by management to seek an entity for the purpose of entering into a reorganization. To the extent that the utilization of management increases, the Company intends to reimburse management for its out-of-pocket costs and to compensate management for the time required to fulfill its responsibilities to the Company. During 1993, the board of directors approved resolutions authorizing the issuance of the Company's common stock as consideration for amounts advanced to the Company by its stockholders and may again do so in the future.

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

Liquidity and Capital Resources

     As of March 31, 1996, the Company had cash assets of $2,010 and $603 in liabilities. The significant decrease in cash was due to the Company acquiring computer software to assist in its filing of reports electronically with the Securities and Exchange Commission. Additionally, the Company will incur substantial legal, accounting and other associated costs to bring its financial and corporate reporting obligations current. Total costs incurred in this regard through the fiscal year ended September 31, 1996, amounted to $10,069, which does not represent all of the costs yet to be incurred in this regard. Management has not received any compensation for its efforts to bring the Company's financial and corporate reporting obligations current. It is anticipated that the Company will incur more cost including legal and accounting fees, in the location, evaluation and completion of a reorganization, should such occur. As additional time commitments are being given to the Company by management or costs associated therewith are incurred and paid by management, the Company may reimburse such costs through the issuance of its equity securities or enter into promissory notes, for such services and costs incurred.

Results of Operations

     The Company has not engaged in any business operations, other than as previously disclosed herein, during the quarters ended December 31, 1995 and 1994. Consequently, no revenue was generated by the Company during the first quarter of each of those periods. Furthermore, the Company did not generate any revenue during its fiscal year ended September 30, 1996 and it is not anticipated that any revenue will be generated until a business reorganization with an operating entity has occurred.


                  PART II - OTHER INFORMATION

                    Item 1 -Legal Proceedings:

     None.

                  Item 2 -Changes in Securities:

     The change in the par value of the Company's common stock which occurred during the quarter being reported upon, has no direct effect on any rights of the holders of the Company's common shares and effects only the carrying amounts in the "common stock" and in the "paid-in capital" accounts.

             Item 3 -Defaults upon Senior Securities:

     None.

   Item 4 -Submission of Matters to a Vote of Security Holders:

     In compliance with the Nevada Revised Statues, the Company set March 25, 1996 as the record date to obtain the consent of a majority of its shareholders for the purpose of amending its Articles of Incorporation by changing the par value of the common stock from $0.02 per share to $0.001 per share. This Amendment was filed in the office of the Secretary of State of Nevada on April 29, 1996. The number of shares of the Company's common stock eligible to vote was 6,758,614 shares, of which consent resolutions representing 4,915,000 shares (73% of the shares eligible to vote) were voted for adopting such Amendment.

     The form of the consent resolution and the amendment to the articles of incorporation are made a part of this Form 10-QSB Report as Exhibit number 22 and Exhibit number 3, respectively.


                   Item 5 - Other Information:

     None.


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

Number 4: First Amendment to Warrant Agent Agreement

     Included in this Report as Exhibit 4

Number 4: Second Amendment to Warrant Agent Agreement

     Incorporated by reference to the Company's Form 10-KSB, for the year ended September 30, 1995

Number 22: Published Report Regarding Matters Submitted to a Vote

     Included in this Report as Exhibit 22

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