Form 10KSB
period 1996-09-30
GEMSTAR ENTERPRISES INC
filed 1996-11-20
CIK 829323

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

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

Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. (1) Yes [ X ] No [   ] (2) Yes [ X ] No [   ]

State Registrant's revenues for its most recent fiscal year.  $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past
60 days:  $243,172 as of November 5, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 10,758,614 shares of its $0.001 par value common stock as of November 5, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

None of the documents referred to by this Item are incorporated by reference

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                             ITEM 1.  BUSINESS

The Registrant was incorporated under the laws of the state of Nevada in October of 1987, as North Star Petroleum, Inc. In August of 1988 the Registrant completed a public offering of "Units" for gross proceeds of $160,000. The business purpose for the Registrant's initial public offering, was to raise capital to engaged in the drilling and subsequent production of oil and gas on a joint venture basis from leasehold property which the Registrant had acquired and which was located in Creek County, Oklahoma. Through the exercise of warrants issued in the public offering, the Registrant raised $320,000 in additional capital. This capital was used, in part, to acquired additional leasehold interests in adjacent property in Creek County, Oklahoma, on which wells were drilled and placed into production.

In May of 1990, the Registrant delivered to its existing shareholders without cost, one warrant, designated as a Series B Warrant, for each common share held. The unexercised warrants issued in the public offering were designated as Series A Warrants. A shareholders' meeting was also held in May of 1990, at which time the shareholders approved amendments to the Registrant's Articles of Incorporation to: 1] change the corporate name to Gemstar Enterprises, Inc.; 2] change the par value of the common stock from $0.001 per share to $0.02 per share; and 3] authorize a class of 5,000,000 shares of preferred stock. At the same time, the shareholders approved: 1] a reverse split of the common stock on the basis of one $0.02 par value common share being issued for twenty $0.001 par value common shares (1 for 20 reverse split); 2] approved the acquisition of approximately 200 acres of real property located in Alexander County, North Carolina; and 3] elected directors which resulted in a change in management. All references to the Registrant's common stock in this report have taken this reverse split into account.

During the ensuing time period, the net revenue derived from the Registrant's oil and gas operations continued to decrease while the debt financing of its real property located in Alexander County, North Carolina, caused the Registrant to experience cash flow deficits. The Registrant was not able to raise sufficient capital to pursue the development of its real property and therefore disposed of its oil and gas operations in order to finance the debt on its real property in North Carolina. Management responsible for the oil and gas operations resigned shortly thereafter and remaining management continued their efforts to finance and develop the Registrant's real property. In April of 1993, the Registrant, no longer capable of financing the debt associated with the real property, disposed of it and became inactive.

Since becoming inactive, the Registrant has been unable to generate any revenue and for accounting purposes is deemed to be a development stage company. After disposing of its assets, current management of the Registrant replaced previous management. The Registrant is now actively seeking an existing operating company with the intent of entering into a reorganization and thereby revitalizing the Registrant. As a part of this effort, the Registrant settled its debt through the issuance of shares of its common stock and also sold shares of its common stock to four individuals (including the Registrant's sole officer and director) in a private transaction to raise capital. These funds are being used to pay operating costs, including the audit of its financial statements, the purchase of certain computer software, and for payment of fees and costs associated with being a public entity and for legal fees associated with reviewing the Registrant's filings with the Securities and Exchange Commission.

Even though the Registrant is actively seeking a new business venture, it is important that the reader recognize that no assurance can be given that the Registrant will be successful in its efforts. Furthermore, by entering into a plan or reorganization (if such were to occur) the current shareholders of the Registrant could be diluted in their percentage ownership in the Registrant.

                      ITEM 2.  PROPERTIES

The Registrant does not own any property and has no employees. Its principal executive officer provides on a rent free basis office space for the registrant.

                   ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not engaged in any legal proceedings.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a consent resolution dated March 25, 1996, and authorized by
Section 78.320-2 of the Nevada Revised Statues, a majority of the Registrant's shareholders voted to amend the Registrant's Articles of Incorporation by changing the par value of the common stock from $0.02 per share to $0.001 per share. The number of shares eligible to vote was 6,758,614, of which consent resolutions representing 4,915,000 shares (73% of the eligible shares) were voted for adopting such Amendment.

The Registrant believes that by changing the par value of its common stock, a positive step has been taken in making the Registrant an attractive target for a reorganization. Management believes that a reorganization would allow the Registrant to potentially increase shareholder value, however a likely consequence of such a reorganization would be in the dilution of current shareholder's ownership in the Registrant.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board with a symbol of "GMSE". The high and low bid quotations provided below were derived from this electronic quotation system and reflect inter-dealer prices, without retail markup, mark-down or commissions and may not represent actual transactions. The low volume of shares traded and the infrequency of such trades would indicate that the information provided below may not be indicative of the Registrant's common stock price if conditions were similar to those of companies where the volume of shares traded and the frequency of those transactions had a more consistent pattern of activity.

Quarter Ended                            High Bid            Low Bid
-------------                            --------            -------
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

The number of shareholders of record of the Registrant's common stock is 106 as of November 5, 1996. This number includes broker/dealers and clearing house agents. Based on information obtained through use of a "NOBO" list obtained within the last nine months, shares known to be held beneficially by broker/dealers and clearing house agents for the accounts of others, totaled an additional 73 shareholders. Thus, the Registrant estimates that its shareholder base consists of approximately 179 shareholders.

During the fiscal years ended September 30, 1996, and 1995, the Registrant had not declared any cash dividends on its common stock. The Registrant doesn't anticipate declaring any cash dividends on its common stock within the foreseeable future.

In addition to its common stock, the Registrant has outstanding two Series of warrants, namely Series A and Series B (collectively referred to as the "Warrant(s)"). The exercise of one Warrant provides for the purchase of one share of the Registrant's common stock. The Series A Warrant was issued to the initial founders of the Registrant and to the purchasers of the "Unit" which the Registrant sold in its public offering in 1988. The Series B Warrant was distributed without cost to the holders of record on May 11, 1990, of the Registrant's common stock.

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

                   ITEM 6.  Plan of Operation

Statements regarding the Registrant's expectations as to future operations and certain other statements presented in this Form 10-KSB Report constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from the expectations expressed herein. In addition to matters affecting the Registrant in general, factors which could cause expectations to differ are, but not limited to, the following: 1) changes in federal and/or state securities laws; 2) changes in federal and/or state income tax laws, in particular as they relate to tax free reorganizations; 3) economic conditions, particularly as they relate to securities markets; and 4) the Registrant's ability to continue to have sufficient capital available to maintain its operations.

The Registrant did not generate any revenue from operations during each of its last two fiscal years ending September 30, 1996, and 1995, nor has the Registrant generated any revenue from the date of its latest fiscal year end through the time that this report is dated. During the fiscal year commencing on October 1, 1996, the Registrant's cash flow requirements have been met from proceeds of its limited sale of common stock.

As discussed under Item 1 of this report, the Registrant is seeking a business opportunity and if an appropriate situation should arise, it is the Registrant's intent to enter into a plan of reorganization with such other entity. In many cases the entity desiring to enter into a reorganization is also in the development stage and is seeking funding through the sale of the Registrant's securities in order to raise capital necessary to continue its growth and remain or become profitable. Consequently, a relatively high degree of risk exists in that the Registrant may not emerge from its present financial condition even if a reorganization is entered into with another entity.

Consideration should also be given to the fact that a reorganization would most likely result in dilution of the current shareholder's percentage ownership in the Registrant after the completion of such a reorganization. In order for the Registrant to acquire a new entity, the issuance of its equity securities to the owners of the new entity, will most likely occur. The Registrant has no other assets other than its equity securities, to consummate such a transaction. The Registrant may also be required to sell additional shares of its equity securities in order to meet the needs of the entity being acquired. Because the Registrant has no assets or operations, there can be no assurance that the Registrant will be able to locate a profitable or suitable business to acquire or merge with.

The Registrant had no employees during each of its last two fiscal years and it is not anticipated that any employees will be hired during the current fiscal year. However, if the Registrant's business operations were to change through an acquisition of a business operation, then that businesses employees may be retained and additional employees may be hired. At the present time, Management is providing the Registrant with a location for its principal executive offices on a "rent free basis" and no salaries or other form of compensation are currently being paid by the Registrant for the time and efforts required by management to seek an entity for the purpose of entering into a reorganization. To the extent that the utilization of management increases, the Registrant intends to reimburse management for its out-of-pocket costs and to compensate management for the time required to fulfill its responsibilities to the Registrant. During 1993, the board of directors approved resolutions authorizing the issuance of the Registrant's common stock as consideration for amounts advanced to the Registrant by its stockholders and may again do so in the future.

The investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require management to devote a substantial amount of time and attention to such efforts and will require the Registrant to incur substantial costs for payment of accountants, attorneys and others, including management. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs thus incurred may not be recoverable in a subsequent related investigation. Further, even if agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Registrant, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Liquidity and Capital Resources

As of September 30, 1996, the Registrant had cash assets of $5,899 and no liabilities. The Registrant has, since September 30, 1996, incurred additional legal, accounting and other costs to bring its financial and corporate reporting obligations current. Management has not received any compensation for its efforts to bring the Registrant's financial and corporate reporting obligations current. It is anticipated that the Registrant will incur more cost including legal and accounting fees, in the location, evaluation and completion of a reorganization, should such occur. As additional time commitments are being given to the Registrant by management or costs associated therewith are incurred and paid by management, the Registrant may reimburse such costs through the issuance of its equity securities or enter into promissory notes, for such services and costs incurred.

Results of Operations

The Registrant has not engaged in any business operations, other than as previously disclosed herein, and no revenue was generated by the Registrant during the year ended September 30, 1996. Furthermore, it is not anticipated that any revenue will be generated until a business reorganization with an operating entity has occurred.


                 ITEM 7.  FINANCIAL STATEMENTS

Commencing on the following page, the Registrant has presented its financial statements as of September 30, 1996, and for the years ended September 30, 1996 and 1995. Included as a part of these financial statements is the opinion of the Registrant's independent certified public accountants.

                  REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Gemstar Enterprises, Inc.


We have audited the accompanying balance sheet of Gemstar Enterprises, Inc. (a development stage company) as of September 30, 1996 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1996 and 1995 and for the period from April 10, 1993 (date of inception as a development stage company) through September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemstar Enterprises, Inc. as of September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995 and from April 10, 1993 through September 30, 1996, in conformity with generally accepted accounting principles.


HANSEN, BARNETT & MAXWELL
/S/ Hansen, Barnett & Maxwell

Salt Lake City, Utah
November 8, 1996

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                        September 30, 1996




                              ASSETS

Current Assets:
     Cash in bank                                                $     5,899
     Pre-paid expenses                                                   250
     Refundable deposits                                                 250
                                                                 -----------

Total Current Assets                                                   6,399
                                                                 -----------

TOTAL ASSETS                                                     $     6,399
                                                                 ===========



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                             $       -0-
                                                                 -----------

Stockholders' Equity:
     Preferred Stock, none outstanding                                   -0-
     Common Stock, 10,758,614 shares outstanding                      10,759
     Additional paid-in capital                                      914,285
     Deficit accumulated prior to the development stage             <905,548>
     Deficit accumulated during the development stage                <13,097>
                                                                 -----------

Total Stockholders' Equity                                       $     6,399
                                                                 -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     6,399
                                                                 ===========
















The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                    Statements of Operations

                                                               From the Date
                                                               of Inception
                                                              as a Development
                                                               Stage Company
                                                              (April 10, 1993)
                                     For the Years Ended           Through
                                         September 30,          September 30,
                                      1996         1995              1996
                                      ----         ----              ----
Revenue                           $    -0-      $    -0-        $     -0-
                                  --------      --------        ---------

Expenses:
     Office Supplies                   133           -0-              133
     Filing Fees                       510           300            1,477
     Cost of public entity           1,423           315            2,003
     Travel                            286           -0-              299
     Taxes, non-income                 -0-           -0-              127
     Professional fees               3,313           -0-            3,313
     Impairment of assets            5,333           -0-            5,333
     Amortization                      -0-           -0-              412
                                  --------      --------        ---------

Total Expenses                      10,998           615           13,097
                                  --------      --------        ---------


NET LOSS                          $<10,998>     $   <615>       $ <13,097>
                                  ========      ========        =========


NET LOSS PER SHARE                $   0.00      $   0.00        $    0.00
                                  ========      ========        =========


Number of common shares used
in per share computation        10,758,614    10,758,614       10,758,614
                                ==========    ==========       ==========












The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
               Statement of Stockholders' Equity

                                                     Deficit       Deficit
                                                    Accum.        Accum.                Total
                                                  Prior to the During the     Due   Stockholders'
                        Common Stock     Paid-in   Development  Development   From     Equity
                      Shares    Amount   Capital      Stage        Stage     Officer  <Deficit>
Balance at inception
of Development Stage,
April 10, 1993        1,698,864   $ 1,699 $812,150  $<905,548>   $    -0-    $   -0-  $<91,699>

Common stock valued
at $.02 per share
for assumption of
liabilities, amounts
due shareholder and
receivable from
officer
August 16, 1993       5,000,000     5,000     95,000        -0-         -0-     <7,783>   92,217

Expenses paid by
officer, 1994               -0-       -0-        -0-        -0-         -0-        966       966

Net Loss from the
start of the
Development Stage
through
September 30, 1994          -0-       -0-        -0-        -0-      <1,484>       -0-    <1,484>
                      ---------   -------   --------   --------    --------    -------  --------
Balance,
September 30, 1994    6,698,864     6,699    907,150   <905,548>     <1,484>    <6,817>      -0-

Common stock issued
for cash at $.02 per
share
October 15, 1994         59,750        60      1,135        -0-         -0-        -0-       -0-

Loan to officer             -0-       -0-        -0-        -0-         -0-     <1,195>   <1,195>

Expenses paid by
officer                     -0-       -0-        -0-        -0-         -0-        615       615

Collection of loan
from officer,
September 30, 1995          -0-       -0-        -0-        -0-         -0-      7,397     7,397

Net Loss for the
year ended
September 30, 1995          -0-       -0-        -0-        -0-        <615>       -0-      <615>
                      ---------   -------   --------   --------    --------    -------  --------
Balance,
September 30, 1995    6,758,614     6,759    908,285   <905,548>     <2,099>       -0-     7,397

Common stock issued
for cash at $.0025
per share,
August 26,1996        4,000,000     4,000      6,000        -0-         -0-        -0-    10,000

Net Loss for the
year ended
September 30, 1996          -0-       -0-        -0-        -0-     <10,998>       -0-   <10,998>
                      ---------   -------   --------   --------    --------    -------  --------
Balance,
September 30, 1996   10,758,614   $10,759   $914,285  $<905,548>   $<13,097>   $   -0-  $  6,399
                     ==========   =======   ========  =========    ========    =======  ========


The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                                               From the Date
                                                               of Inception
                                                              as a Development
                                                               Stage Company
                                                              (April 10, 1993)
                                     For the Years Ended          Through
                                         September 30,         September 30,
                                      1996          1995            1996
                                      ----          ----            ----
Cash Flows from
Operating Activities:

     Net Loss from Operations     $<10,998>     $   <615>       $ <13,097>
     Amortization                      -0-           -0-              412
     Expenses paid by officer          -0-           615            1,581
     Increase in pre-paid expenses
        and refundable deposits       <500>          -0-             <500>
     Decrease in accounts payable      -0-           -0-             <622>
                                  --------      --------        ---------

Net Cash Used In
Operating Activities               <11,498>          -0-          <12,226>
                                  --------      --------        ---------


Cash Flows from
Financing Activities:

     Proceeds from sale of
        common stock                10,000         1,195           11,195
     Advances from officer             -0-           603              603
     Collection of receivable
        from officer                   -0-         7,397            7,397
     Advances to officer              <603>       <1,195>          <1,798>
                                  --------      --------        ---------

Net Cash Provided by
Financing Activities                 9,397         8,000           17,397
                                  --------      --------        ---------


Net Increase <Decrease> In Cash     <2,101>        8,000            5,171

Cash at beginning of period          8,000           -0-              728
                                  --------      --------        ---------

Cash at end of period             $  5,899      $  8,000        $   5,899
                                  ========      ========        =========



The accompanying notes are an integral part of these financial statements.

                    GEMSTAR ENTERPRISES, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Corporate History

Gemstar Enterprises, Inc. (the "Company") was incorporated in the state of Nevada in 1987 as North Star Petroleum, Inc. and its name was changed to Gemstar Enterprises, Inc. in May 1990. The Company commenced its business operations in 1988, being a working interest owner in several producing oil and gas properties which the Company disposed of in June 1991. In 1990, the Company acquired real property with the intent of mining such property; however, only preliminary activities were undertaken before this property was sold in April 1993. The results of disposing of both its oil and gas operations and its real property resulting in a net loss of $208,820, which amount is a part of the $905,548 deficit accumulated prior to the Company being considered a development stage enterprise for accounting purposes. Since the disposition of its real property in April 1993, the Company has not engaged in any business operations and its activities have been confined to raising capital for the purpose of seeking to acquire an existing operating business.

During the Company's last fiscal year, ending September 1996, by a majority vote of the Company's stockholders, an amendment to the Company's articles of incorporation was approved which changed the par value of the Company's common stock from $0.02 per share to $0.001 per share. The Statement of Stockholders' Equity has been retroactively restated for the effects of this change for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity at the date of the financial statements and the amounts of expenses reported during the periods presented. Actual results could differ from those estimates.

Loss per Common Share

The loss per common share has been computed using the number of common shares outstanding as of the Company's fiscal year ended September 1996. Inasmuch as the Company is a development stage enterprise, using the number of common shares outstanding as of September 1996, rather than the weighted average number of common shares outstanding during each of the periods presented, provides a more conservative approach to the loss per share computation.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 551,145 Series "A" warrants outstanding which entitle the holders thereof to purchase 551,145 shares of the Company's common stock at $1.60 per share. The Company also has 548,864 Series "B" warrants outstanding which entitle the holders thereof to purchase 548,864 shares of the Company's common stock at $4.00 per share. In order for the holders of the warrants to exercise these rights to acquire shares of the Company's common stock, the




       13           GEMSTAR ENTERPRISES, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - STOCKHOLDERS' EQUITY (continued)

Company must file a "registration statement" with the Securities and Exchange Commission and have such registration statement declared effective. Additionally, the Company must comply with the security laws of the state in which the holder of the warrants resides, prior to the holder being able to exercise the right to acquire the Company's common stock through the exercise of these warrants.

The expiration date of both the Series "A" and the Series "B" warrants is computed based on the effective date of the previously mentioned registration statement. Thus, these warrants do not expire and remain outstanding until the Company files a registration statement which is declared "effective" or if the Company elects to exercises its right to redeem both Series of warrants, it may do so after giving 30 days written notice of its intent, at price of $0.02 per warrant. At the present time, management of the Company has indicated that it does not have any intention of filing a registration statement or of redeeming its outstanding warrants.

The Company's articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. The Board of Directors have the authority to designate dividend, liquidation, voting and any other rights which may be given to the holders of the preferred stock. At the present time, management of the Company has indicated that it does not have any intention of issuing any of the Company's preferred stock.

In August of 1996, the Company sold to four individuals, including the Company's sole officer and director, 4,000,000 shares of its $.001 par value common stock at $0.0025 per share, receiving $10,000 in cash.

NOTE 3 - RELATED PARTY TRANSACTIONS

Prior to the end of the Company's fiscal year ended September 1996, the Company paid-off a $603 payable to a Company officer. This payable came about as a resulted of a $8,000 payment which this officer made to the Company as a repayment of amounts previously advanced to such officer by the Company.

In August of 1996, the Company's sole officer and director purchased 1,500,000 shares of the Company's common stock at a price of $0.0025, for total consideration of $3,750. These shares are restricted as to their resale and require that they be registered with the Securities and Exchange Commission or that an exemption from registration exists, prior to them being sold by this individual.

NOTE 4 - APPLICATION OF NEW ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board issued Statement Number 121 (Impairment of Long Lived Assets and of Long Lived Assets to be Disposed Of) which requires that long-lived assets be reviewed for impairment. In performing the review, the entity must estimate the future cash flows expected to result from the use of the asset being reviewed. The Company acquired

                    GEMSTAR ENTERPRISES, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 4 - APPLICATION OF NEW ACCOUNTING PRINCIPLE (continued)

computer software ("Software") for the purpose of assisting management in filing reports electronically with the Securities and Exchange Commission. Even though management believes that the usefulness of the Software is for a period greater than one year, the Software does not generate any cash flow for the Company, in that the Company does not conduct any business operations. Consequently, the Company has charged to expense the total cost associated with this purchase. The amount of the impairment charged to expense was $5,333.

NOTE 5 - DEFERRED INCOME TAXES

Income tax accruals are based on taxable losses incurred each period. The deferred income taxes resulted from the potential future benefit of operating loss carry forwards. A valuation allowance has been provided to reduce the deferred tax asset to zero because realization of this operating loss carry forward is not likely. The availability of operating loss carry forwards to offset future taxable income may be substantially limited due to tax limitations relating to changes in ownership. Accordingly, there was no current or deferred benefit from the losses from operations. At September 30, 1996, the Company had $102,174 of operating loss carry forwards that expire in 2007 through 2011 if not used.

The components of the net deferred tax asset at September 30, 1996 are as follows:

     Operating loss carry forwards     $ 15,326
     Less: Valuation allowance         $<15,326>

          Net Deferred Tax Asset       $    -0-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Director of Registrant

Denny W. Nestripke, age: 49, serves the Registrant as its only director and in the additional capacities of President (CEO), Secretary and Treasurer
(CFO). Mr. Nestripke is also a director of Municipal Systems, Inc., a currently inactive public company. Mr. Nestripke has not been subject to any legal proceedings during the past five years and he, nor any business in which he is or was involved, has filed a petition for bankruptcy.

The term of directorship is determined by the Registrant's by-laws and is for the period of one year and longer, if no other individual is qualified and elected to serve in the capacity of a director. The positions of president, secretary and treasurer are held for a period of time at the discretion of the Registrant's board of directors. Mr. Nestripke has held the positions referred to above from April 10, 1993, to the present time. Prior to April 10, 1993, Mr. Nestripke served as president, treasurer and director of the Registrant from the Registrant's inception, in October of 1987 through December of 1991, or shortly after the Registrant disposed of its oil and gas properties.

Mr. Nestripke is licensed as a certified public accountant in California and Utah. Since November, 1995, in addition to pursuing his business obligations related to the Registrant, Mr. Nestripke has assisted in the reorganization of another business entity and has maintained his own investment portfolio. From September, 1992, through November, 1995, Mr. Nestripke served as Controller and Chief Accounting Officer of Magnum Petroleum, Inc., an oil and gas concern listed on the American Stock Exchange. Prior to September, 1992, and for a period of approximately 13 years, Mr. Nestripke was the sole proprietor of a certified public accountant firm, with emphasis on auditing and the preparation of financial statements for small capitalized corporations seeking financing through a public offering. His services related to the financial information contained in a registration statement filed with the Securities and Exchange Commission and the subsequent periodic reporting pursuant to the Exchange Act of 1934.

                 ITEM 10.  EXECUTIVE COMPENSATION

As set forth in the compensation table which follows, the Registrant has not paid any compensation, either in cash or otherwise, to its only officer and director or any other individual or entity for the last three completed fiscal years. Furthermore, no compensation has been paid and it is not expected that any compensation will be paid to Mr. Nestripke during the Registrant's fiscal year ending September 30, 1997.

Summary Compensation Table
--------------------------

                                                  Long Term Compensation
                                                  ----------------------
                                                            Awards
                                            Other      Restricted       Payouts
Name and           Annual Compensation     Annual      Stock    Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Denny W. Nestripke  1996   $-0-     -0-       -0-         -0-      -0-     -0-       -0-
CEO and CFO         1995    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    1994    -0-     -0-       -0-         -0-      -0-     -0-       -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners:

The table below lists those individuals or entities known to the Registrant to be the beneficial owners of five percent [5%] or more of the Registrant's common stock.
                                          Amount and
                   Name and Address       Nature of
                   of the                 Beneficial    Percent
Title of Class     Beneficial Owner       Owner         of Class
--------------     ----------------       -----------   --------
Common Stock       Denny W. Nestripke     3,890,750     35.4 %
                   P. O. Box 3854
                   Palm Desert, CA

Common Stock       Suzanna Call             900,000      8.4 %
                   304 West 770 North
                   Kaysville, UT

Common Stock       Wendy Harper             800,000      7.4 %
                   87 North 2080 South
                   St. George, UT

Common Stock       Shanna Atkinson          800,000      7.4 %
                   1218 North 250 West
                   American Fork, UT

Security Ownership of Management:
                                          Amount and
                   Name and Address       Nature of
                   of the                 Beneficial    Percent
Title of Class     Beneficial Owner       Owner         of Class
--------------     ----------------       ----------    --------
Common Stock       Denny W. Nestripke     3,890,750     35.4 %
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

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August of 1996, the Registrant sold 4,000,000 shares of its common stock to four individuals at a price of $0.0025 per share. One of the individuals participating in this purchase was Mr. Nestripke, an officer and director of the Registrant, who purchased 1,500,000 shares for $3,750.00 in cash consideration. This transaction, as it relates to Mr. Nestripke, was not undertaken on an independent basis and could not be considered an arms-length transaction. These shares have not been registered and Mr. Nestripke, as well as the other purchasers, did not received any rights which would allow them to compel the Registrant to register these shares. Thus, the resale of these shares is subject to a current registration statement being in effect in regards to such shares or that an exemption from registration, such as Rule 144 promulgated under of the Securities Act of 1933, as amended, be available to the purchasers.

Mr. Nestripke is the Registrant's only director and officer and is the owner of 35.4 % of the Registrant's issued and outstanding voting securities.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the last quarter of the period being covered by this report.

The following page contains an Index of Exhibits as called for by this Item of the Registrant's Form 10-KSB Report.

                       Index of Exhibits:

Number 3: Initial Articles of Incorporation and By-laws

Incorporated by reference to the Registrant's registration statement on Form S-18, File No. 33-19980-D

Number 3: Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-KSB, for the year ended September 30, 1989

Number 3: Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended December 31, 1995

Number 3: Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-KSB, for the year ended September 30, 1995

Number 4: Warrant Agent Agreement

Incorporated by reference to the Registrant's registration statement on Form S-18, File No. 33-19980-D

Number 4: First Amendment to Warrant Agent Agreement

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended December 31, 1995

Number 4: Second Amendment to Warrant Agent Agreement

Incorporated by reference to the Registrant's Form 10-KSB, for the year ended September 30, 1995

Number 11: Computation of Loss per Share

Refer to footnote 1 of the financial statements contained in this Form 10-KSB Report

Number 22: Consent resolution adopted by shareholders to amend the Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-KSB, for the year ended September 30, 1995

Number 27: Financial Data Schedule

Included in this Report as Exhibit 27

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act; the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR ENTERPRISES, INC.


By: /S/Denny W. Nestripke
     Denny W. Nestripke
     Chief Executive Officer and
     Chief Financial Officer

Date: November 19, 1996



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GEMSTAR ENTERPRISES, INC.

By: /S/Denny W. Nestripke
     Denny W. Nestripke
     Director

Date:  November 19, 1996