Form 10QSB
period 1996-12-31
GEMSTAR ENTERPRISES INC
filed 1997-01-17
CIK 829323

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the quarterly period ended: December 31, 1996

[   ] Transition Report Under Section 13 or 15(d) of the Exchange Act


                       Commission File Number: 33-19980-D

                            GEMSTAR ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               87-0450450
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                               73-251 Amber Street
                          Palm Desert, California 92260
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (619) 346-4812
                           --------------------------
                           (Issuer's telephone number)


Check  whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ]; (2) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity; as of the latest practical date: 10,758,614 shares of its $0.001 par value common stock as of January 10, 1997.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements as of December 31, 1996 and for the three month periods ending December 31, 1996 and 1995, are included as part of the Registrant's Form 10-QSB Report for the first quarter of its fiscal year ended September 30, 1997. These financial statements have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations, cash flows and stockholders' equity for the periods presented are included therein. These financial statements should be read in conjunction with their accompanying footnotes, and with the historical financial statements, including footnotes, and other information which is contained in the Registrant's Form 10-KSB Report for the fiscal year ended September 30, 1996.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1996
                                   [Unaudited]



                                     ASSETS

Current Assets:
     Cash in bank                                                $       356
     Refundable deposits                                                 250
     Pre-paid expenses                                                 2,225
                                                                 -----------

Total Current Assets                                                   2,831
                                                                 -----------

TOTAL ASSETS                                                     $     2,831
                                                                 ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:                                             $       -0-
                                                                 -----------


Stockholders' Equity:
     Preferred Stock, none outstanding                                   -0-
     Common Stock, 10,758,614 shares outstanding                      10,759
     Additional paid-in capital                                      914,285
     Deficit accumulated prior to the development stage             <905,548>
     Deficit accumulated during the development stage                <16,665>
                                                                 -----------

Total Stockholders' Equity                                             2,831
                                                                 -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     2,831
                                                                 ===========



The accompanying notes are an integral part of these financial statements.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   [Unaudited]

                                                              From the Date
                                                              of Inception
                                                            as a Development
                                                              Stage Company
                               For the Three Month Period    (April 10, 1993)
                                   Ended December 31,            Through
                               --------------------------      December 31,
                                   1996         1995              1996
                               -----------   ------------   ----------------
Revenue:                      $    -0-      $    -0-        $     -0-
                               --------      --------        ---------


Expenses:
     Office Supplies                -0-            43              133
     Filing Fees                     80           300            1,557
     Cost of public entity          150           -0-            2,153
     Travel                         -0-           -0-              299
     Taxes, non-income              -0-           -0-              127
     Professional fees            3,338           -0-            6,651
     Impairment of assets           -0-           -0-            5,333
     Amortization                   -0-           -0-              412
                               --------      --------        ---------
Total Expenses                 $  3,568      $    343        $  16,665
                               --------      --------        ---------


NET LOSS                       $ <3,568>     $   <343>       $ <16,665>
                               --------      --------        ---------
NET LOSS PER SHARE             $  <0.00>     $  <0.00>       $   <0.00>
                               ========      ========        =========


Number of common shares used
in per share computation     10,758,614    10,758,614       10,758,614
                             ==========    ==========       ==========







The accompanying notes are an integral part of these financial statements.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   [Unaudited]

                                                      Deficit        Deficit
                                                       Accum.         Accum.                    Total
                         Common Stock                Prior to the   During the      Due      Stockholders'
                      --------------------  Paid-in  Development    Development     From        Equity
                        Shares    Amount    Capital       Stage        Stage        Officer    <Deficit>
                      ----------  --------  -------- ------------   -----------     -------  -------------
Balance at inception
of Development Stage
April 10, 1993         1,698,864  $ 1,699   $812,150 $<905,548>     $   -0-         $   -0-  $<91,699>

Common stock valued
at $.02 per share for
assumption of
liabilities, amounts
due shareholder and
receivable from officer
August 16, 1993 ....   5,000,000    5,000     95,000       -0-          -0-          <7,783>   92,217

Expenses paid by
officer, 1994 ......         -0-      -0-        -0-       -0-          -0-             966       966

Net loss from the
start of the
Development Stage
through
September 30, 1994 .         -0-      -0-        -0-       -0-       <1,484>            -0-    <1,484>
                      ----------  --------  -------- ---------      -------         -------  --------

Balance,
September 30, 1994 .   6,698,864    6,699    907,150  <905,548>      <1,484>         <6,817>      -0-

Common stock issued
for cash at $.02 per
share
October 15, 1994 ...      59,750       60      1,135       -0-          -0-             -0-       -0-

Loan to officer ....         -0-      -0-        -0-       -0-          -0-          <1,195>   <1,195>

Expenses paid by
officer ............         -0-      -0-        -0-       -0-          -0-             615       615

Collection of loan
from officer
September 30, 1995 .         -0-      -0-        -0-       -0-          -0-           7,397     7,397

Net Loss for the
year ended,
September 30, 1995 .         -0-      -0-        -0-       -0-         <615>            -0-      <615>
                      ----------  --------  -------- ---------      -------         -------  --------
Balance,
September 30, 1995 .   6,758,614    6,759    908,285  <905,548>      <2,099>            -0-     7,397

Common stock issued
for cash at $.0025
per share,
August 26, 1996 ....   4,000,000    4,000      6,000       -0-          -0-             -0-    10,000

Net Loss for the
year ended
September 30, 1996 .         -0-      -0-        -0-       -0-      <10,998>            -0-   <10,998>
                      ----------  --------  -------- ---------      -------         -------  --------
Balance,
September 30, 1996 .  10,758,614   10,759    914,285  <905,548>     <13,097>            -0-     6,399

Net Loss for the
three month period,
December 31, 1996 ..         -0-      -0-        -0-       -0-       <3,568>            -0-    <3,568>
                      ----------   -------  -------- ---------     --------         -------  --------
Balance,
December 31, 1996 ..  10,758,614   $10,759  $914,285 $<905,548>    $<16,665>        $   -0-  $  2,831
                      ==========   =======  ======== =========     ========         =======  ========

The accompanying notes are an integral part of these financial statements.

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   [Unaudited]


                                                               From the Date
                                                               of Inception
                                                              as a Development
                                                               Stage Company
                                  For the Three Month Period (April 10, 1993)
                                      Ended December 31,         Through
                                  --------------------------   December 31,
                                      1996          1995          1996
                                  ------------  ------------ ---------------
Cash Flows from
Operating Activities:

     Net Loss from operations     $ <3,568>     $   <343>       $ <16,665>
     Amortization                      -0-           -0-              412
     Expenses paid by officer          -0-           -0-            1,581
     Increase in pre-paid expense
        and refundable deposits     <1,975>          -0-           <2,475>
     Decrease in accounts payable      -0-           -0-             <622>
                                  --------      --------        ---------

Net Cash Used In
Operating Activities                <5,543>         <343>         <17,769>
                                  --------      --------        ---------

Cash Flows from
Financing Activities:

     Proceeds from sale of
        common stock                   -0-           -0-           11,195
     Advances from officer             -0-           -0-              603
     Collection of receivable
        from officer                   -0-           -0-            7,397
     Advances to officer               -0-           -0-           <1,798>
                                  --------      --------        ---------

Net Cash Provided by
Financing Activities                   -0-           -0-           17,397
                                  --------      --------        ---------

Net Increase <Decrease> In Cash     <5,543>         <343>            <372>

Cash at beginning of period          5,899         8,000              728
                                  --------      --------        ---------

Cash at end of period             $    356      $  7,657        $     356
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

                            GEMSTAR ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   [Unaudited]

NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim three month periods ending December 31, 1996 and 1995 and are not necessarily indicative of the results to be expected for the entire year. The accounting policies followed by the Registrant and other pertinent footnote disclosures are set forth in the Registrant's audited financial statements contained in its Form 10-KSB Report for its fiscal year ended September 30, 1996.

The loss per common share has been computed using the number of common shares outstanding as of the end of the latest period presented. Inasmuch as the Registrant is a development stage enterprise, using the number of common shares outstanding as of December 31, 1995, rather than the weighted average number of common shares outstanding during each of the periods presented, provides a more conservative approach to the loss per share computation.

                         PART I - FINANCIAL INFORMATION

ITEM 2.  PLAN OF OPERATIONS

Statements regarding the Registrant's expectations as to future operations and certain other statements presented in this Form 10-QSB Report constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Even though the Registrant believes that its expectations are based on reasonable assumptions within the bounds of management's knowledge of its operations, there can be no assurance that actual results will not differ materially from the expectations expressed herein. In addition to matters affecting the Registrant in general, factors which could cause expectations to differ are, but not limited to, the following: 1) changes in federal and/or state securities laws; 2) changes in federal and/or state income tax laws emphasizing tax free
reorganizations;   3)  economic  conditions  which  are particularly sensitive to securities markets; and 4) the Registrant's ability to continue to fund its operations.

The Registrant was incorporated under the laws of the state of Nevada in October of 1987, under the name of North Star Petroleum, Inc. and completed a public offering of its common stock and warrants in August of 1988.
Of the gross receipts of the offering amounting to $160,000, a significant part was used by the Registrant in the exploration, development and production of oil and gas from leasehold property, owned on a joint venture basis. Warrants that were issued in the public offering were exercised by warrant holders, which resulted in $320,000 of additional capital being received by the Registrant. A part of these proceeds was used by the Registrant to acquired additional leasehold properties adjacent to its existing producing property located in Creek County, Oklahoma. The Registrant also entered into joint venture arrangements with other industry partners to drill wells on these new properties, which also resulted in oil and gas production.

In May of 1990, the Registrant delivered to its existing shareholders without cost, one warrant, designated as a Series B Warrant, for each common share held. The unexercised warrants issued in the public offering were designated as Series A Warrants. At a shareholders' meeting also held in May of 1990, the shareholders approved amendments to the Registrant's Articles of Incorporation, which: 1] changed the corporate name to Gemstar Enterprises, Inc.; 2] changed the par value of the common stock from $0.001 per share to $0.02 per share; and 3] authorized a class of 5,000,000 shares of preferred stock. At the same time, the shareholders approved: 1] a reverse split of the common stock on the basis of one $0.02 par value common share being issued for twenty $0.001 par value common shares (a 1 for 20 reverse split); 2] approved the acquisition of approximately 200 acres of real property located in Alexander County, North Carolina; and 3] elected directors which resulted in a change in management. All references to the Registrant's common stock in this Form 10-QSB Report have taken this reverse split into account.

The real property, which the Registrant contracted to purchase, required that semi-annual principal and interest payments payments be made. The Registrant was not able to retain sufficient cash from the net proceeds of its oil and gas operations; therefore, obtained additional funds through the private sale of its common stock. The Registrant was not able to raise sufficient capital to pursue the development of its real property and therefore in June of 1991, the Registrant disposed of its oil and gas operations and intended to concentrate its efforts on the real property.

Management   responsible  for  the  oil  and  gas  operations  resigned shortly thereafter and remaining management continued in their efforts to finance the development of the Registrant's real property. However, management was not able to accomplish this task and consequently, in April of 1993, the Registrant disposed of its real property and became an inactive company. Since that time, the Registrant has not engaged in any business activity other than seeking to find a viable business opportunity, and is therefore considered a development stage company for accounting purposes.

During its fiscal year ended September 30, 1996, the Registrant, by consent resolution of the majority of its shareholders, changed the par value of its common stock from $0.02 to $0.001, however no stock split occurred at such time. During this same period, the Registrant sold four million shares of its common stock in a private transaction for the purpose of paying its operating costs. Of the $10,000 raised in this manner, the Registrant's only officer and director purchased 1,500,000 shares for $3,750.

The Registrant is now actively seeking a business opportunity and if an appropriate situation should arise, it is the Registrant's intent to enter into a plan of reorganization with such other entity. In many cases the entity desiring to enter into a reorganization is also in the development stage and is seeking funding through the sale of the Registrant's securities in order to raise capital necessary to continue its growth and remain or become profitable. Consequently, a relatively high degree of risk exists in that the Registrant may not emerge from its present financial condition even if a reorganization is entered into with another entity.

Consideration should also be given to the fact that a reorganization would most likely result in dilution of the current shareholder's percentage ownership in the Registrant after the completion of such a reorganization.
In order for the Registrant to acquire a new entity, the issuance of its equity securities to the owners of the new entity, will most likely occur. This is due to the fact that the Registrant has no other assets, other than its equity securities, to consummate such a transaction. The Registrant may also be required to sell additional shares of its equity securities in order to meet the financial needs of the entity being acquired. Because the Registrant has no assets or operations, there can be no assurance that the Registrant will be able to locate a profitable or suitable business to acquire or merge with.

The Registrant had no employees during the first quarter of its current fiscal year and it is not anticipated that any employees will be hired during the remainder of its current fiscal year. Furthermore, the Registrant did not have any employees during each of its last two fiscal years. At the present time, Management is providing the Registrant with a location for its principal executive offices on a "rent free basis" and no salaries or other form of compensation are currently being paid by the Registrant for the time and efforts required by management to seek an entity for the purpose of entering into a reorganization. To the extent that the utilization of management increases, the Registrant intends to reimburse management for its out-of-pocket costs and to compensate management for the time required to fulfill its responsibilities to the Registrant.

The investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require management to devote a substantial amount of time and attention to such efforts and will require the Registrant to incur substantial costs for the payment of accountants,
attorneys  and  others,   including management.  If a  decision  is  made  not
to participate in or complete the acquisition of a specific business opportunity, the costs thus incurred may not be recoverable in a subsequent related investigation. However, even if an agreement is reached for the Registrant to participate in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is also no assurance that the Registrant will be able to acquire an interest in a prospect, product or opportunity or that if such an acquisition is completed, that it will be profitable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1996, the Registrant had current assets of $2,831, of which $356 is in cash. The large rededuction in cash for the Registrant was due, in part, to the pre-payment of certain costs associated with the filing of its annual and quarterly reports with Standard & Poor's listing service. However, because the Registrant is not engaged in an active business venture, the requested listing was denied. The Registrant will receive a refund from Standard & Poor's which will increase its cash position to $2,331. A major cash drain, resulting in increased expenses was incurred by Registrant by bringing its reporting obligations to the SEC current. Even though the Registrant will continue to incur costs associated with legal and audit fees in filing its annual report on Form 10-KSB, it is not anticipated that these costs will be as large as during the past quarter. The Registrant's current cash position is sufficient to continue its efforts to find a viable business interested in being acquired by the Registrant. If such should occur, legal and accounting fees, as well as costs of evaluation would again drain the Registrant's cash position. As additional time commitments are being given to the Registrant by management, the Registrant may issue its equity securities in payment thereof or enter into promissory notes, for such services and costs incurred.

RESULTS OF OPERATIONS
---------------------

The Registrant has not engaged in any business operations, other than as previously disclosed. Consequently, no revenue was generated by the Registrant during the quarters ended December 31, 1996 and 1995. The expenses incurred by the Registrant during the quarter ended December 31, 1996 were primarily a result of the costs incurred by the Registrant in the filing of its periodic reports and their review by the Registrant's legal counsel and accountants. Thus, during the current quarter ended December 31, 1996, costs incurred exceed those of the same period of the prior year by $2,200. During the quarter ended December 31, 1995, the Registrant's expenses related primarily to the payment of filing fees and resulted in services being provided by management for which the Registrant was not charged.

                           PART II - OTHER INFORMATION


ITEMS 1 - 5.

The Registrant's response with respect to Items 1 - 5 of this Form 10-QSB Report for the quarter ended December 31, 1996 is "NONE."


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

The Registrant has not filed any Reports on Form 8-K during the quarter being covered by this Form 10-QSB.

INDEX OF EXHIBITS:

Number 3: Initial Articles of Incorporation and By-laws

Incorporated by reference to the Registrant's registration statement on Form S-18, File No. 33-19980-D Number 3: Amended Articles of Incorporation.

Number 3: Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-KSB, for the year ended September 30, 1989.

Number 3: Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended December 31, 1995.

Number 3: Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-KSB, for the year ended September 30, 1995.

Number 3: Amended By-laws

Included as Exhibit # 3 of this Form 10-QSB Report.

Number 4: Warrant Agent Agreement

Incorporated by reference to the Registrant's registration statement on Form S-18, File No. 33-19980-D.

Number 4: First Amendment to Warrant Agent Agreement

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended December 31, 1995.

Number 4: Second Amendment to Warrant Agent Agreement

Incorporated by reference to the Registrant's Form 10-KSB, for the year ended September 30, 1995.

Number 27:  Financial Data Schedule

Included in this Report as Exhibit 27.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMSTAR ENTERPRISES, INC.

By: /s/ Denny W. Nestripke
--------------------------
Denny W. Nestripke,
Chief Executive Officer and
Chief Financial Officer


Date: January 14, 1996