Form 10QSB
period 1997-03-31
GEMSTAR ENTERPRISES INC
filed 1997-05-21
CIK 829323

            U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-QSB


[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   March 31, 1997

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

                        760-346-4812
                  (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [ X ] No [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of
common equity; as of the latest practical date:   10,758,614 shares of its
$0.001 par value common stock as of May 15, 1997.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [ X ]

                  PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements as of March 31, 1997, and for the three and six month periods ending March 31, 1997 and 1996, are included as a part of the Registrant's Form 10-QSB Report for the second quarter of its fiscal year ending September 30, 1997. These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations, cash flows and stockholders' equity for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial statements and footnotes thereto and other information contained in the Company's most recent report on form 10-KSB Report for the fiscal year ended September 30, 1996.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                          Balance Sheet
                          March 31, 1997
                           [Unaudited]

                              ASSETS

Current Assets:
     Cash in bank                                                $     1,300
     Pre-paid expense                                                    250
     Refundable deposits                                                 250
                                                                 -----------

Total Current Assets                                             $     1,800
                                                                 -----------

TOTAL ASSETS                                                     $     1,800
                                                                 ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $       167
                                                                 -----------

Total Current Liabilities                                        $       167
                                                                 -----------

Stockholders' Equity:
     Preferred Stock, none outstanding                           $       -0-
     Common Stock, 10,758,614 shares outstanding                      10,759
     Additional paid-in capital                                      914,285
     Deficit accumulated prior to the development stage             <905,548>
     Deficit accumulated during the development stage                <17,863>
                                                                 -----------

Total Stockholders' Equity                                       $     1,633
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     1,800
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                     Statements of Operations
                           [Unaudited]

                                                                               From the Date
                                                                                 of Inception
                                                                               as a Development
                                                                                 Stage Company
                                For the Three Month       For the Six Month     (April 10, 1993)
                                   Period Ended              Period Ended           Through
                                      March 31,                March 31,            March 31,
                                   1997        1996         1997        1996         1997
                                   ----        ----         ----        ----         ----
Revenue                         $   -0-     $   -0-      $   -0-     $   -0-      $   -0-
                                --------    -------      -------     -------      -------

Expenses:
     Office Supplies            $    61     $    18      $    61     $    61      $   194
     Filing Fees                    -0-         -0-           80         300        1,557
     Cost of public entity          252         360          402         360        2,405
     Travel                         -0-         268          -0-         -0-          299
     Taxes, non-income              -0-         -0-          -0-         -0-          127
     Impairment of assets           -0-       5,396          -0-       5,396        5,333
     Amortization                   -0-         -0-          -0-         -0-          412
                                -------     -------      -------     -------      -------

Total Expenses                  $ 1,198     $ 6,042      $ 4,766     $ 6,385      $17,863
                                -------     -------      -------     -------      -------

NET LOSS                        $<1,198>    $<6,042>     $<4,766>    $<6,385>    $<17,863>
                                =======     =======      =======     =======      =======


NET LOSS PER SHARE              $ <0.00>    $ <0.00>     $ <0.00>    $ <0.00>     $ <0.00>
                                =======     =======      =======     =======      =======
Common Shares used in
Net Loss Computation         10,758,614  10,758,614   10,758,614  10,758,614   10,758,614
                             ==========  ==========   ==========  ==========   ==========



The accompanying notes are an integral part of these financial statements.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Equity
                           [Unaudited]

                                                    Deficit       Deficit
                                                    Accum.        Accum.                Total
                                                  Prior to the During the     Due   Stockholders'
                        Common Stock     Paid-in   Development  Development   From     Equity
                      Shares    Amount   Capital      Stage        Stage     Officer  <Deficit>
                      ------    ------   -------  ------------ ------------  ------- -----------
Balance at inception
of Development Stage
April 10, 1993        1,698,864   $ 1,699   $812,150  $<905,548>    $   -0-    $   -0-  $<91,699>

Common stock valued
at $.02 per share
for assumption of
liabilities, amounts
due shareholder and
receivable from
officer
August 16, 1993       5,000,000     5,000     95,000        -0-         -0-     <7,783>   92,217

Net Loss from the
start of the
Development Stage
to September 30, 1993       -0-       -0-        -0-        -0-      <1,300>       -0-    <1,300>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
September 30, 1993    6,698,864   $ 6,699   $907,150  $<905,540>    $<1,300>   $<7,783> $   <612>

Expenses paid by
officer                     -0-       -0-        -0-        -0-         -0-        966       966

Net Loss for the
year ended,
September 30, 1994          -0-       -0-        -0-        -0-        <354>       -0-      <354>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
September 30, 1994    6,698,864   $ 6,699   $907,150  $<905,540>    $<1,484>   $<6,817> $    -0-

Common stock issued
for cash at $.02 per
share
October 15, 1994         59,750        60      1,135        -0-         -0-        -0-       -0-

Loan to officer             -0-       -0-        -0-        -0-         -0-     <1,195>   <1,195>

Expenses paid by
officer                     -0-       -0-        -0-        -0-         -0-        615       615

Collection of loan
from officer
September 30, 1995          -0-       -0-        -0-        -0-         -0-      7,397     7,397

Net Loss for the
year ended,
September 30, 1995          -0-       -0-        -0-        -0-        <615>       -0-      <615>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
September 30, 1995    6,758,614   $ 6,759   $908,285  $<905,540>    $<2,099>   $   -0-  $  7,397

Common Stock Issued
for cash at $.0025 per
share, Aug. 26, 1996  4,000,000     4,000      6,000        -0-         -0-        -0-    10,000

Net Loss for the
Year Ended
September 30, 1996          -0-       -0-        -0-        -0-     <10,998>       -0-   <10,998>
                      ---------   -------    -------   --------     -------    -------   -------
Balance,
September 30, 1996   10,758,614   $10,759   $914,285  $<905,540>   $<13,097>       -0-  $  6,399

Net Loss for the
six month period,
March 31, 1997              -0-       -0-        -0-        -0-      <4,766>       -0-    <4,766>
                      ---------   -------    -------   --------     -------    -------  --------
Balance,
March 31, 1997       10,758,614   $10,759   $914,285  $<905,540>   $<17,863>   $   -0-  $  1,633
                      =========   =======   ========  =========     =======    =======  ========

The accompanying notes are an integral part of these financial statements.

                   Gemstar Enterprises, Inc.
                 (A Development Stage Company)
                    Statements of Cash Flows
                          [Unaudited]

                                                               From the Date
                                                                of Inception
                                                              as a Development
                                                               Stage Company
                                                              (April 10, 1993)
                                  For the Six Month Period       Through
                                       Ended March 31,           March 31,
                                      1997        1996             1997
                                      ----        ----             ----
Cash Flows from
Operating Activities:

     Net Loss from Operations     $ <4,766>   $ <6,385>        $<17,863>
     Amortization                      -0-         -0-              412
     Expenses paid by officer          -0-         -0-            1,581
     Increase <Decrease> in
        pre-paid expenses and
        refundable deposits            -0-         -0-             <500>
        accounts payable               167         333             <455>
                                  --------    --------         --------
Net Cash Used In
Operating Activities              $ <4,599>   $ <6,052>        $<16,825>
                                  --------    --------         --------
Cash Flows from
Financing Activities:

     Proceeds from sale of
        common stock              $    -0-    $    -0-         $ 11,195
     Advances from officer             -0-          62              603
     Collection of receivable
        from officer                   -0-         -0-            7,397
     Advances to officer               -0-         -0-           <1,798>
                                  --------    --------         --------
Net Cash Provided by
Financing Activities              $    -0-    $     62         $ 17,397
                                  --------    --------         --------

Net Increase <Decrease> In Cash   $ <4,599>   $ <5,990>        $    572

Cash at beginning of period          5,899       8,000              728
                                  --------    --------         --------
Cash at end of period             $  1,300    $  2,010         $  1,300
                                  ========    ========         ========


The accompanying notes are an integral part of these financial statements.

                    Gemstar Enterprises, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                           [Unaudited]

NOTE 1 - ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim three and six month periods ended March 31, 1997 and 1996, and are not necessarily indicative of the results to be expected for the entire year. The accounting policies followed by the Company and other pertinent footnote disclosures are set forth in the Registrant's audited financial statements contained in its Form 10-KSB Report for the fiscal year ended September 30, 1996.

The loss per common share has been computed using the number of common shares outstanding as of the end of the latest period presented. Inasmuch as the Company is a development stage enterprise, using the number of common shares outstanding as of March 31, 1997, rather than the weighted average number of common shares outstanding during each of the periods presented, provides a more conservative approach to the loss per share computation.

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

     In May of 1990, the Registrant amended its Articles of Incorporation to accomplish the following: a) change its name to Gemstar Enterprises, Inc.; b) increase the par value of its common stock to $0.02 per share; and c) authorize for issuance, in addition to its common stock, 5,000,000 shares of preferred stock.

     At the same time that the Registrant's shareholders approved the Amendments to its Articles of Incorporation, they also voted to a) reverse split the issued and outstanding shares of its common stock on the basis of one share for every twenty shares (any references to the number of common shares contained herein has taken this reverse split into account); b) approve the Registrant's acquisition of approximately 200 acres of real property located in Alexander County, North Carolina.

      Neither the Registrant's oil and gas operations nor its investment in real estate generate sufficient revenue to result in profitable operations. Thus, in order for the Registrant to avoid filing for bankruptcy, receivership or any similar proceeding, the Registrant commenced selling its assets and the liabilities associated with those assets. Consequently, by April 1993, all of the Company's assets had been disposed of and all liabilities which has remained after the sale of the Registrant's assets were assumed by the sole officer and director of the Registrant at such time, fir which the Registrant issued shares of its common stock at a value of $0.02 per share to the officer and retained a receivable from him which amounted to less than $10,000.

     During the past six months, as well as during the Registrant's latest fiscal year, ending in September, 1997, and for its preceding two fiscal years the Registrant did not engage in any revenue producing business activity. In order to pay its operating costs, the Registrant sold 4,000,000 shares of its common stock in a private transaction during August 1996. The Registrant is now actively seeking to acquire assets or to acquire or merge with an existing operating entity in order to establish business operations.

     The Registrant can not assure success in this endeavor and the acquisition of any asset or business enterprise (profitable or not profitable) will in all likelihood result in dilution in the percentage ownership that a current shareholder has in the Registrant. This dilution will be a result of the Company issuing additional equity securities in exchange for the assets or operations being acquired and the only asset or incentive the Registrant has is its shares of its common stock. Additionally, as an incentive to having their business acquired by the Registrant, the Registrant may also agree to sell shares of its equity securities to increase the combined cash available upon the completion of such a reorgainization. Upon completion of the afore mentioned events, the current owners of the assets or business enterprise which the Registrant has acquired will in most instances retain a controlling interest in the issued and outstanding common shares of the Registrant.

     The Registrant had no employees during the past six months and its current fiscal, nor in either of its last two fiscal years. If the Registrant business operations were to change through an acquisition of an existing business operation, then the current employees of the business acquired would most likely be retained and additional employees may be hired. At the present time, Management is providing the Registrant with a location for its principal executive offices on a rent free basis and no salaries or other form of compensation are currently being paid by the Registrant for the time and efforts required by management to seek an entity for the purpose of entering into a reorganization.

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

     The investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and will require the Registrant to incur substantial costs for payment of accountants, attorneys and others, which may include management. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs thus incurred may not be recoverable.

     Currently, management is not utilizing all of its available time and resources in seeking to find a future business prospect for the Registrant. Management believes that the Registrant can serve a unique purpose for an entity which is seeking to become a public entity through a merger or acquisition. Management is actively engaged in helping start-up companies with respect to organizational matters and in structuring the start-up entity. Even though there may be a similarity in purpose, and assuming that such activities are in conflict with the Registrant's intended purpose, management believes that significant different forces are driving the intent of a start-up entity with the desired results of the Registrant. However, to the extent that the Registrant could serve a purpose in the progression of a start-up entity, management intends to give first priority to the Registrant in participating in such a venture or acquisition if deemed appropriate by all parties to such a transaction. In any event, management will make full disclosure of its responsibilities to the Registrant if such a situation should arise and keep both shareholders of the Registrant, as well as the owners of such other entity, advised of the possibility that such a reorganization may occur.

     Management's activities in this regard should not be understood to give any assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities. Furthermore, although the Registrant may be involved in some existing venture or in some kind of business activity, such participation in or the acquisition of such a business prospect, can in no way assure that profitable operations will result therefrom.

Liquidity and Capital Resources

     As of March 31, 1997, the Company had $1,300 in cash available and $168 in liabilities. The Registrant's cash position declined only about one-third of the amount it decreased furing the first quarter. This reduction was due to the fact that the majority of the Registrant's costs were relative to bringing its financial records current. In doing so, legal and accounting fees were incurred that are not anticipated as being reoccuring. During the same period in its prior fiscal year the Registrant expended funds in purchasing software to assist the Registrant in its filing of reports electronically with the Securities and Exchange Commission.

     Nevertheless, the need to cover a continued cash outflow as a result of the Registrant's position as a public entity will continue. Consequently, management realizes that a certain amount of urgency in finding an appropriate acquisition needs to be weighed against the cost of raising capital through the private placement of the Registrant's common stock. The nature of the Registrant's activities relative to investigating potential acquisitions will also result in more costs being incurred, both out-of-pocket expenses and legal and accounting fees. Also, as additional time commitments are being given to the Registrant by management, the likelihood of making payments to management increases.

     As a result of these primary concerns, the need for additional capital will become more pressing. Management believes that those costs relative to maintaining such limited operations can be obtained from either existing shareholders or from management itself. If any major funding is required in conjunction with an acquisition, management believes that reliance on an underwriter or other professional, such as investment banker or venture capitalist would be needed.

Results of Operations

     The Registrant has not engaged in any business operations, other than as previously disclosed herein, during the quarters ended March 31, 1996 and 1997, and primarily since the sale of the Registrant's assets in 1993. Consequently, an evaluation of its business operations can only be associated with the Registrant's efforts in seeking to acquire an established business operation.


                  PART II - OTHER INFORMATION

                    Item 1 -Legal Proceedings:

     None.

                  Item 2 -Changes in Securities:

     None.

             Item 3 -Defaults upon Senior Securities:

     None.

   Item 4 -Submission of Matters to a Vote of Security Holders:

     None.

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

     Incorporated by reference to the Company's Form 10-KSB, for the year ended March 31, 1996

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

Date: May 19, 1997