Form 10QSB
period 1997-06-30
GEMSTAR ENTERPRISES INC
filed 1997-08-15
CIK 829323

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:  June 30, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   Commission File Number:  33-19980-D

CGI HOLDING CORPORATION
--------------------------------
(Exact name of small business issuer as specified in its charter)

     Nevada                                          87-0450450
-----------------------                  -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

8400 Brookfield Avenue, Brookfield, Illinois           60513
--------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

(708) 485-3434
-------------------------------
(Issuer telephone number)

Gemstar Enterprises, Inc., 73-251 Amber Street, Palm Desert, California 92260
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.        Yes
[X]  No [  ]   Yes [x]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    8,272,778 shares of its
$0.001 par value common stock as of August 12, 1997.

Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]
PAGE

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CGI HOLDING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)



ASSETS

          June 30,     September 30,
                    1997     1996

Current Assets
     Cash in bank$     332$     5,899
     Refundable deposits     250     250
     Pre-paid expenses     250     250

     Total Current Assets     832     6,399

Total Assets$     832$     6,399


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities$     5,432$     --

Stockholders' equity (deficit)
     Preferred stock; $0.001 par value; 5,000,000
       shares authorized; no shares issued and outstanding     --      --
     Common stock, $0.001 par value; 100,000,000 shares
      authorized; 10,758,614 shares issued and outstanding     10,759
10,759
     Additional paid-in capital     914,285     914,285
     Deficit accumulated prior to the development stage     (905,548)
(905,548)
     Deficit accumulated during the development stage     (24,096)
(13,097)

     Total Stockholders' Equity (Deficit)     (4,600)     6,399

Total Liabilities and Stockholders' Equity (Deficit)$     832$     6,399


See the accompanying notes to condensed financial statements. PAGE

CGI HOLDING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)



                              Cumulative
                              From
                         April 10, 1993
                         (Date of
                                   of Inception)
          For the Three Months                 For the Nine
Months               Through
                    Ended June 30,                             Ended June
30,                   June 30,
               1997     1996     1997     1996     1997

Revenue$     - $     - $     - $     - $     -

Expenses
     Office supplies     227     13     288     74     421
     Filing  fees     110     125     190     425     1,667
     Cost of public entity     602     935     1,004     1,295     3,007
     Travel     4,594     -      4,594     268     4,893
     Taxes, non-income     -      -      -      -      127
     Professional fees     700     -      4,923     5,396     8,236
     Impairment of assets     -      -      -      -      5,333
     Amortization     -      -      -      -      412

     Total Expenses     6,233     1,073     10,999     7,458     24,096

Net Loss$     (6,233)$     (1,073)$     (10,999)$     (7,458)$     (24,096)

Net Loss Per Share$     (0.00)$     (0.00)$     (0.00)$     (0.00)$     (0.00)

Number of common shares used
 in per share computation     10,758,614     10,758,614     10,758,614
10,758,614     10,758,614
















See the accompanying notes to condensed financial statements.

CGI HOLDING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                    Cumulative From
                    April 10, 1993
                         (Date of
                    of Inception)
     For the Nine Month Period          Through
                    Ended June 30,               June 30,
          1997     1996     1997
Cash Flows From Operating Activities
     Net loss from operations     $     (10,999)$     (7,458)$     (24,096)
     Amortization     -      -      412
     Expenses paid by officer     -      -      1,581
     Increase in pre-paid expense and refundable
       deposits     -      -      (500)
     Increase (decrease) in accounts payable          5,432     6,052
4,810

Net Cash Used in Operating Activities     (5,567)     (1,406)     (17,793)

Cash Flows From Financing  Activities
Proceeds from sale of common stock     -      -      11,195
     Advances from officer     -      -      603
     Collection of receivable from officer     -      -      7,397
     Advances to officer     -      -           (1,798)

Net Cash Provided By Financing Activities     -      -      17,397

Net Increase (Decrease) In Cash     (5,567)     (1,406)     (396)

Cash at Beginning of Period     5,899     2,010     728

Cash at End of Period$     332$     604$     332








See the accompanying notes to condensed financial statements. PAGE

CGI HOLDING CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1-ACCOUNTING POLICIES AND OTHER DISCLOSURES.

The condensed financial statements included in this Form 10-QSB Report have been prepared by Gemstar Enterprises, Inc. (the Company). All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. As mentioned in Note 2 the Company has changed its name to CGI Holding Corporation. These statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim three-month and nine-month periods ending June 30, 1997 and 1996 and are not necessarily indicative of the results to be expected for the entire year. The accounting policies followed by the Company and other pertinent footnote disclosures are set forth in the Company's audited financial statements contained in its Form 10-KSB Report for its fiscal year ended September 30, 1996.

The loss per common share has been computed using the number of common shares outstanding as of the end of the latest period presented. Inasmuch as the Company is a development stage enterprise, using the number of common shares outstanding as of June 30, 1997, rather than the weighted average number of common shares outstanding during each of the periods presented, provides a more conservative approach to the loss per share computation.

NOTE 2-SUBSEQUENT EVENT - MERGER WITH SAFE EQUIPMENT CORPORATION AND ROLI,
INC.

On July 12, 1997, the Company entered a reorganization with two privately held corporations, Safe Equipment Corporation (Safe), a Wisconsin corporation, and Roli Ink Corporation (Roli), an Illinois Corporation. As part of the reorganization, the Company changed its name to CGI Holding Corporation, and agreed to complete a 1-for-5 reverse stock split of the presently issued and outstanding 10,758,614 shares, resulting in 2,151,723 shares being outstanding upon consummation of the reorganization. The Company would then issue a controlling interest of 4,950,056 shares (post-split) to the shareholders of Safe and Roli. The Shareholders would then elect a new Board of Directors. None of the transactions contemplated in the reorganization with Safe and Roli have been reflected in the accompanying condensed financial statements.

NOTE 3--SUBSEQUENT EVENT - ISSUANCE OF COMMON STOCK

Subsequent to June 30, 1997, the Company raised $29,000 through the sale of 1,160,000 (post-split) shares of common stock.PAGE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
-------

     CGI Holding Corporation, (the "Company"), was incorporated under the laws of the State of Nevada in October of 1987, under the name of North Star Petroleum, Inc. and completed a public offering of its common stock and warrants in August of 1988. Subsequent to the public offering, the Company engaged in the exploration, development and production of oil and gas on a joint venture basis with other industry partners.

     In May of 1990, the Company amended its Articles of Incorporation to change its name to Gemstar Enterprises, Inc., increased the par value of its common stock to $0.02 per share, and authorize the issuance of up to five million shares of preferred stock. At the same time the shareholders approved the amendment to the Company's Articles of Incorporation, the shareholders also voted to reverse split the issued and outstanding shares of its common stock on the basis of one share for every twenty shares and approve the Company's acquisition of approximately 200 acres of real property located in Alexander County, North Carolina.

     Neither the Company's oil and gas operations nor its investment in the real estate generated sufficient revenue for profitable operations. Thus, in order for the Company to avoid filing for bankruptcy, receivership or any similar proceeding, the Company commenced selling its assets and the liabilities associated with those assets. Consequently, by April 1993, all of the Company's assets had been disposed of and all liabilities which had remained after the sale of the Company's assets were assumed by the sole officer and director of the Company at such time, for which the Company issued 500,0000 shares of Common Stock at a price of $0.02 per share to the officer and retained a receivable from him which amounted to less than $10,000 because the shares issued exceeded the liabilities assumed.

     Since the sale of its prior business, the Company was seeking to acquire assets or to acquire or merge with an existing operating entity in order to establish business operations. On June 30, 1997, the Company signed an agreement to acquire Roli Ink Corporation, a Wisconsin corporation ("RIC"), and Safe Environment Corp., an Illinois corporation ("SECO"), in a so called "reverse acquisition" transaction with a closing date of July 28, 1997. On the closing date, all shareholders of RIC and SECO approved the transaction and tendered their stock certificates in RIC and SECO in exchange for shares of the Company's Common Stock. The businesses of the two acquired corporation will become the business of the Company as well as the management of the acquired corporation becoming the management of the Company.
PAGE

Acquisition of Business
-----------------------

     On June 30, 1997, the Company entered into two separate Agreements and Plan of Reorganization, (the "Reorganization Agreements"), with RIC and SECO, (hereinafter collectively referred to as the "Acquired Companies"). The Reorganization Agreements were closed on July 28, 1997, (the "Closing Date"). Pursuant to the terms of the Reorganization Agreements, the Company purchased the Acquired Corporations through the exchange of shares of the Company's common stock, par value $0.001 per share (the "Common Stock") for all of the Acquired Corporations' issued and outstanding shares of common stock.

     Under the terms of the Reorganization Agreements, the Company acquired all of the issued and outstanding shares of the Acquired Corporations for an aggregate of 4,961,056 shares of Common Stock. As a result of the purchase of the Acquired Corporations, shareholders of the Acquired Corporations own approximately 59.9% of the Company. The RIC shareholders represent 26.6% and the SECO shareholders represent 33.3% of the Company. After the acquisition, individuals associated with the Acquired Corporations purchased, from existing shareholders of the Company, an additional 1,160,000 shares of Common Stock.

     Pursuant to the Reorganization Agreement, the Acquired Corporations' business will become the business of the Company and John Giura and Ann K. Knaack, who were appointed directors of the company on the Closing Date, will manage the operations of the Company as well as the operations of the Acquired Corporations.

New Management
-------------

     In accordance with the terms of the Reorganization Agreements, the current officer and director of the Company has appointed nominees of the Acquired Corporations as directors of the Company. Pursuant to the Reorganization Agreements, John Giura and Ann K. Knaack were nominated for positions on the board of directors to serve until the next annual shareholders' meeting and until their successors were duly elected and qualified. Shareholders of Company approved the appointment of Mr. Giura and Ms. Knaack pursuant to a shareholder consent of the majority of the Company's shareholders. Mr. Giura has also assumed the office of president and chief financial officer and Ms. Knaack has assumed the office of vice president following the resignation of Denny Nestripke from such positions. Certain biographical information on the nominees is set forth below.

     John Giura, has for the past five years been a director and president of the Acquired Corporations. For over 36 years, Mr. Giura has been a business owner and operator in the fields of investment management, venture capital and manager of operating companies. In 1987, Mr. Giura co-founded SECO Environmental, Inc. and in 1994 acquired control of Safe Environmental Corp. In 1993, Mr. Giura, along with other individuals acquired control of Roli Ink Corporation and has been its acting president, chief executive officer and director since acquiring control. Mr. Giura received his BA degree from the University of Naples (Italy) in 1956 and MA in economics from the University of Chicago in 1961.

     Ann K. Knaack, has been an officer of Roli Ink Corporation for the past five years. Prior to joining Roli, Ms. Knaack worked for the Signmark Division of the W.H. Brady Company in Milwaukee, Wisconsin. Ms. Knaack received her BA in business and management from Alverno College in Milwaukee, Wisconsin.

     Denny Nestripke the prior sole officer and director of the Company resigned on August 11, 1997, to pursue other business interest. Mr. Nestripke has verbally indicated he has no disputes or disagreements with the Company or its new management.

Business of Acquired Companies
------------------------------

     RIC
     ---

     RIC was incorporated in the State of Wisconsin in 1985 for the purpose of manufacturing and selling water based printing inks to industrial printers. A technology license was obtained from Druckfarbenfabrik Gerhard Fritz Gmbh of West Germany. The Company commenced business operations in August of 1986 in a rented facility with approximately 10,000 square feet of space which it still occupies today and now covers over 14,000 square feet.

     After some initial problems finding acceptance for water based inks versus solvent inks, RIC developed, in house, a new ink product line and terminated the original license agreement for ink. With its new product line, RIC began focusing on the corrugated box manufacturers who were producing display grade boxes. This area represented potentially good volume and the box manufactures could pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market.

     In addition to specialty corrugated ink, RIC sells ink to envelope and label manufacturers and medical packaging plants. It also sells a conductive and static dissipative coating used in electronics packaging.

     SECO
     ----

     SECO was formed in November 1987 to provide asbestos abatement services. SECO has been involved in the asbestos abatement industry since its formation. The Company provides asbestos abatement services to industrial and government concerns desiring to remove asbestos in the workplace or other environments in order to remedy the health risks associated with asbestos and to return the plants and or office facilities to operation on a timely basis.

     The asbestos abatement industry developed out of concern for the health of workers who may be exposed to asbestos. SECO's services involve the removal of the asbestos and the transportation of asbestos to a site where it can be disposed. Asbestos abatement is performed in accordance with SECO's operating procedures and applicable federal, state, and local guidelines. Because of the health hazards posed by asbestos, the need to comply with applicable requirements of the Occupational Safety and Health Administration ("OSHA") and similar state agencies and local regulations relating to workplace safety, asbestos abatement has to be performed by trained personnel using approved techniques. SECO employees engaged in asbestos abatement obtain required certification that they meet or exceed minimal competence requirements of applicable authorities.

Liquidity and Capital Resources
-------------------------------

     For the quarter ended June 30, 1997, the Company had no operations and limited assets. As of June 30, 1997, the Company had total assets of $832, all of which were current assets, and current liabilities of $5,434. Since the end of the quarter, the Company raised $29,000 through the sale of shares of its Common Stock to help pay existing liabilities and to pay for anticipated legal and accounting fees.

     The Company's future success will be dependent on the financial resources of the Acquired Corporations. At June 30, 1997, SECO had working capital of $365,956 and RIC had working capital of $516,610. Both Acquired Corporations have the necessary funds to continue their present businesses as they now exist. It is anticipated, that new management of the Company will seek to expand these business or acquire other additional businesses which may require additional capital, through either debt or equity financing.

Results of Operations
---------------------

     The Company had no operations for the quarter ended June 30, 1997, and accordingly, no revenue. Expenses for the quarter ended June 30, 1997, were $6,233 which primarily consisted of travel cost of $4,594 related to the officer of the Company investigating potential acquisitions. No payments were made to the officer as salaries, wages or fees and all payments relate to amounts being reimbursed for expenditures made by the officer for and in behalf of the Company. The loss for the June 30, 1997 quarter was $6,233 which was an increase of $5,160 over the same period in 1996.

     After the close of the June 30, 1997, quarter, the Company acquired two new companies who both have operations. The new companies RIC and SECO had revenue of $1,374,617 and $2,900,634, respectively for the six months ended June 30, 1997. Cost of sales for RIC and SECO were $725,545 and $2,080,056, respectively, for the six months ended June 30, 1997. Overhead expenses for RIC and SECO were $419,845 and $417,729, respectively for the six months ended June 30, 1997, resulting in net profits before taxes of $226,597 and $346,957 for the six months ended June 30, 1997.

     The Company is hopeful to reduce some of the administrative expenses by combining certain functions which can be handled at the parent company level. As the acquisition has only recently been complete, it is difficult to determine how the combined entities will perform.

Principal Shareholders Following Acquisition
--------------------------------------------

     The following table sets forth as of July 28, 1997, to the best of management's knowledge and belief, based on representations and documentation provided by shareholders, the name and the number of shares of Common Stock held of record or beneficially by individuals who own more than 5% of the issued and outstanding Common Stock of the Company following the acquisition of RIC and SECO.

Title                            Amount and Nature
of        Name of Beneficial     of Beneficial
Class     Owner                  Ownership            Percentage of Class
-------   --------------------   -------------------  -------------------
Common    John Giura
          C/O CGI Holding
          Corporation
          400 Brookfield
          Avenue
          Brookfield, Illinois
          60513                        2,076,414 (a)           25.1%

Common    Denny W. Nestripke
          P.O. Box 4190
          Palm Desert, California
          92261                           778,150                9.4%

Common    James Spachman
          735 Jelbourn Road
          Riverside, Illinois
          60546                            949,300               11.5%
Officers, Directors:
Common    John Giura                     ----See Above-----
Common    Ann K. Knaack                    68,016                0.82%
          All Officers and Directors
          as a Group (2 Persons)          2,144,430              25.92%
_______________
a)     Includes 135,300 shares which are held jointly by Mr. Giura and Mr.
Spachman.

PAGE

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES

     The board of directors adopted resolutions and a majority of the Company's shareholders approved such resolutions providing for a recapitalization (the "Recapitalization") pursuant to which the issued and outstanding shares of Common Stock, were reversed split, or consolidated, on a 1-for-5 basis, so that shareholders will own one (1) share of common stock (hereinafter the "Consolidated Common Stock") for each five (5) shares of Common Stock held by the shareholder prior to the "effective date" of the Recapitalization. No fractional shares were issued in connection with such Recapitalization and any fractional shares were rounded down to the nearest whole number.

     For purposes of the Recapitalization of the Common Stock in the OTC Electronic Bulletin Board, the Recapitalization was effective on August 4, 1997.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No vote of security holders was held during the quarter ended June 30, 1997; however, in July 1997, pursuant to a shareholder consent of certain shareholders of the Company, who collectively represent in excess of fifty percent (50%) of the votes eligible to be cast as of the record date of June 30, 1997, the following resolutions were approved and through actions of the Company's officers the relevant transactions were closed on July 28, 1997:

     1. A recapitalization pursuant to which the issued and outstanding shares of the Company's common stock were reverse split, or consolidated, on a 1-for-5 basis so that shareholders will own one share of Common Stock for each 5 shares now held.

     2.     a)     An Agreement and Plan of Reorganization dated June 30,
1997, between the Company and RIC, pursuant to which the Company acquired RIC in a corporate reorganization with RIC becoming a wholly owned subsidiary of the Company, and the shareholders of RIC receiving an aggregate of 2,200,056 post-split shares of the Common Stock after giving effect to the Recapitalization described above.
PAGE

          b) An Agreement and Plan of Reorganization dated June 30, 1997, between the Company and SECO, pursuant to which the Company acquired SECO in a corporate reorganization with SECO becoming a wholly owned subsidiary of the Company, and the shareholders of SECO receiving an aggregate of 2,761,000 post-split shares of Common Stock after giving effect to the Recapitalization described above.

     3. An amendment to the Company's Certificate of Incorporation changing the name of the Company to CGI Holding Corporation.

     4. The election of John Giura and Ann K. Knaack as directors of the Company, effective as of the date of the closing of the above reorganization agreements, to serve in accordance with the provisions of the Company's Certificate of Incorporation and bylaws and until their successors are elected and qualified.

     Management solicited the Shareholder Consent from holders of record of the Common Stock outstanding as of June 30, 1997. Each shareholder had the right to one vote for each share of Common Stock owned. There was no cumulative voting. Holders of 6,634,750 shares representing 61.67% of the 10,758,614 issued and outstanding shares of Common Stock approved the above actions.

ITEM 5.  OTHER INFORMATION

     See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the acquisition of the two corporations, Roli Ink Corporation and Safe Environmental Corp. and the change in management/control. Pro forma financial information with respect to the Company and the Acquired Corporation as required pursuant to Regulation S-B, will be filed as an amendment to this Form 10-QSB within 60 days of the date of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.
            ----------

Exhibit    SEC Reference
No.        No.                     Title of Document
-------    -------------           -----------------
1                2                 Agreement and Plan of Reorganization by
                                   and between the Company and Roli Ink
                                   Corporation

2                2                 Agreement and Plan of Reorganization by
                                   and between the Company and Safe
                                   Environment Corporation

3                3                 Amendment to the Company's Articles of
                                   Incorporation

     (b)     Reports on From 8-K.
          ---------------------

          None. Information required to be reported pursuant to Item 1,2, and 6 of Form 8-K has been included or reference in this Form 10-QSB Report. Information pursuant to Item 7 of Form 8-K will be filed as an amendment to this Form 10-QSB within 60 days of the date of this Report.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CGI HOLDING CORPORATION


Dated:  August 15, 1997              By:/S/John Giura, Principal Accounting,
                                         and Chief Financial Officer