Form 10QSB/A
period 1997-06-30
GEMSTAR ENTERPRISES INC
filed 1997-09-08
CIK 829323

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:  June 30, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                   Commission File Number:  33-19980-D

CGI HOLDING CORPORATION
- --------------------------------
(Exact name of small business issuer as specified in its charter)

     Nevada                                          87-0450450
- -----------------------                  -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

8400 Brookfield Avenue, Brookfield, Illinois           60513
- --------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

(708) 485-3434
- -------------------------------
(Issuer telephone number)

Gemstar Enterprises, Inc., 73-251 Amber Street, Palm Desert, California 92260
- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.        Yes
[X]  No [  ]   Yes [ ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    8,272,778 shares of its
$0.001 par value common stock as of September 5, 1997.

Transitional Small Business Disclosure Format (check one)  Yes  [  ]  No  [X]
PAGE

ITEM 5.  OTHER INFORMATION

     Set forth below is historical and pro forma financial information with respect to the Company and the Acquired Corporation as required pursuant to Regulation S-B.

                       CGI HOLDING CORPORATION
      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL DATA

     On July 28, 1997, the shareholders of Safe Environment Corporation (SECO) and Roli Ink Corporation (RIC) entered into reorganization agreements with Gemstar Enterprises, Inc. (which has since changed its name to CGI Holding Corporation, referred to herein as the Company). The reorganization agreements provided for the shareholders of SECO to receive 2,200,056 shares of the Company's restricted common stock in exchange for all of the issued and outstanding common stock of SECO, and for the shareholders of RIC to receive 2,761,000 shares of the Company's restricted common stock in exchange for all of the issued and outstanding common stock of RIC. Prior to the reorganization Gemstar reverse split its common stock on a 1-for-5 basis, resulting in a total of 2,151,723 shares of common stock outstanding prior to the issuances of the new shares to SECO and RIC. All shares presented above are presented on a post-split basis.

     The transaction has been accounted for as a reorganization of SECO and RIC in a manner similar to a pooling-of-interests, and an acquisition of the Company. The stock issued pursuant to the reorganization has been treated as a restatement of the outstanding RIC and SECO common stock with no change in the historical carrying value of their assets and liabilities. The acquisition of the Company has been accounted for as a purchase business combination.
Its assets and liabilities were recorded at their fair value which also equaled their historical carrying value.

     The accompanying pro forma condensed consolidated balance sheet as of June 30, 1997 has been prepared assuming the reorganization and the acquisition occurred on that date. The pro-forma condensed consolidated statements of operations have been prepared assuming the reorganization and the acquisition occurred at the beginning of 1996. Such information is derived from, and should be read in conjunction with, the separate historical financial statements of SECO and RIC, included elsewhere herein, and the historical financial statements of the Company included in the annual report on Form 10-KSB at September 30, 1996 and quarterly report on Form 10-QSB at June 30, 1997. The pro forma condensed consolidated statements of operations do not purport to be indicative of the results of operations which actually would have been obtained if the reorganization and the acquisition had occurred January 1, 1996 or the results of operations which may be obtained in the future. In addition, future results may vary significantly from the results reflected in these pro forma condensed consolidated statements of operations.
PAGE

                          CGI HOLDING CORPORATION
                       (A Development Stage Company)
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                            As of June 30, 1997


                                    Safe                  Gemstar
                                Environment  Roli Ink   Enterprises  ProForma
                                Corporation Corporation     Inc.
Adjustments  Pro Forma
                                -----------  ----------  ----------
- ----------  ----------
ASSETS
 Cash and cash equivalents      $    79,267  $   49,265  $      332   $
- -     $  128,864
 Accounts receivable              1,406,012     282,347         -
- -      1,688,359
 Inventory                           19,368     184,702         -
- -        204,070
 Other current assets               123,714       5,427         -
- -        129,141
                                -----------  ----------  ----------
- ---------  -----------
   Total current assets           1,628,361     521,741         332
- -      2,150,434

 Property, plant and
  equipment                         624,944     349,924         -
- -        974,868
 Accumulated depreciation          (413,765)   (225,536)        -  (B)
60,903     (578,398)
                                -----------  ----------  ----------
- ---------  -----------
 Net property, plant
  and equipment                     211,179     124,388         -
60,903      396,470
 Other assets                         2,977      20,302         500
- -         23,779
                                -----------  ----------  ----------
- ---------  -----------
   Total assets                 $1,842,517   $  666,431  $      832    $
60,903  $ 2,570,683
                                ==========   ==========  ==========
=========  ===========


LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Current liabilities           $1,111,751   $  155,785  $    5,432    $
- -    $ 1,272,969
  Long-term liabilities            179,214       59,303         -
- -        238,517
                                ----------   ----------  ----------
- ---------  -----------
   Total liabilities             1,290,965      215,088       5,432
- -      1,511,486

  Stockholders' equity
    Common stock                    93,902        1,682      10,759  A
(99,230)       7,113
    Additional paid-in-capital         -        359,308     914,285  A
(869,486)     211,150
                                                                     C
(192,957)
    Retained earnings              516,038      230,353    (929,644) A
770,328      840,934
                                                                     B
60,903
                                                                     C
192,957
    Treasury stock                 (58,388)    (140,000)        -    A
198,388          -
                                ----------   ----------  ----------
- ---------  ------------
    Total stockholders'
     equity                        551,552      451,343      (4,600)
60,903     1,059,197

Total Liabilities and
  Stockholders' Equity          $1,842,517   $  666,431  $      832    $
60,903   $ 2,570,683
                                ==========   ==========  ==========
=========   ===========

See the accompanying notes to pro forma condensed consolidated financial data.

PAGE

                          CGI HOLDING CORPORATION
                       (A Development Stage Company)
    UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            As of June 30, 1997

                                   Safe                    Gemstar
                                Environment   Roli Ink   Enterprises    Pro
Forma   Pro Forma
                                Corporation  Corporation    Inc.
Adjustments   Results
                                -----------  -----------  -----------
- ----------  ----------

                   FOR THE YEAR ENDED DECEMBER 31, 1996

Sales                           $ 6,862,261  $ 2,845,543  $       -     $
- -    $ 9,707,804
Cost of sales                     5,373,781    1,399,775          -
- -      6,773,556
                                -----------  -----------  -----------
- ----------  -----------
Gross profit                      1,488,480    1,445,768          -
- -      2,934,248
                                -----------  -----------  -----------
- ----------  -----------
General and administrative
 expense                            989,690    1,091,995        3,568
- -      2,085,253
Interest expense                     80,525        7,969          -
- -         88,494
                                -----------  -----------  -----------
- ----------  -----------

Total expense                     1,070,215    1,099,964        3,568
- -      2,173,747
                                -----------  -----------  -----------
- ----------  -----------
Income (loss) from
 operations                         418,265      345,804       (3,568)
- -        760,501

Other income                         82,161      (45,415)         -
- -         36,746

Provision for income taxes           90,940       83,272          -
- -        174,212
                                -----------  -----------  ------------
- ---------  -----------
Net income (loss)               $   409,486  $   217,117  $     (3,568)  $
- -    $   623,035
                                ===========  ===========  ============
=========  ===========
Net income per common share     $      1.63  $    129.08  $       -      $
- -    $      0.09
                                ===========  ===========  ============
=========  ===========
Weighted average number
  of common stock used in
  per share calculation            251,000        16,820     7,112,779
7,112,779    7,112,779
                                ==========   ===========  ============
=========  ===========

                  FOR THE SIX MONTHS ENDED JUNE 30, 1997

Sales                          $ 2,900,635   $ 1,374,618  $       -      $
- -     $ 4,275,253
Cost of sales                    2,060,688       725,545          -
- -       2,786,233
                               ------------  -----------  ------------
- ---------  -----------
Gross profit                       839,947       649,073          -
- -       1,489,020
                               ------------  -----------  ------------
- ---------  -----------
General and administrative
  expense                           471,730      418,846        11,000 B
(60,903)     840,673
Interest expense                     21,259        3,630           -
- -          24,889
                               ------------  -----------  ------------
- ---------  -----------
Total expense                       492,989      422,476        11,000
(60,903)     865,562
                               ------------  -----------  ------------
- ---------  -----------
Income (loss) from
 operations                         346,958      226,597       (11,000)
60,903      623,458

Other income                         94,160         -             -
- -          94,160
Povision for income taxes           176,447         -             -
- -         176,447
                               ------------  -----------  ------------
- ---------  -----------
Net income (loss)              $    264,671  $   226,597  $    (11,000)  $
60,903  $   541,171
                               ============  ===========  ============
=========  ===========
Net income per common share    $       1.05  $    134.72  $       -      $
0.01  $      0.08
                               ============  ===========  ============
=========  ===========
Weighted average number
  of common stock used in
  per share calculation             251,000      16,820      7,112,779
7,112,779    7,112,779
                               ============  ==========  =============
=========  ===========

CGI HOLDING CORPORATION
NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
FINANCIAL DATA


NOTE A -- REORGANIZATION AND ISSUANCE OF COMMON STOCK

In connection with the reorganization agreements the Company issued a total of 4,961,056 (post-split) shares of common stock in exchange for all of the issued and outstanding common stock of both SECO and RIC resulting in a total 8,272,778 (post-split) shares of common stock issued and outstanding immediately following the reorganization and the acquisition and following the issuance of 1,160,000 shares after June 30, 1996, and prior to the reogranization. Accordingly, equity has been adjusted to reflect the restatement of common stock outstanding, the retirement of treasury stock and the adjustment of retained earnings and additional paid-in capital resulting from the transaction.

NOTE B --ACCUMULATED DEPRECIATION ADJUSTMENT

The interim financial statements of RIC for the six months ending June 30, 1997 reflect accelerated depreciation that will not be used in the future. Pro forma adjustments have been made to reflect the depreciation expense that would have been recognized using the straight-line method of depreciation.

NOTE C-- S CORPORATION EARNINGS AND PROFITS

RIC elected to be treated as an "S" corporation for purposes of income tax reporting effective January 1, 1997. Pro forma adjustments have been made to reflect the distribution and subsequent capital contribution of $192,957 in S corporation earnings, net of cash distributions, for the six months ended June 30, 1997.

PAGE

                       POULOS & BAYER LTD
                  Certified Public Accountants

To the Board of Directors of
Safe Environment Corporation
8400 Brookfield Avenue
Brookfield, IL 60513

Gentlemen:

Pursuant to your instructions, we have prepared and submit herewith the financial statements of:

                  SAFE ENVIRONMENT CORPORATION
                   (AN ILLINOIS CORPORATION)
                      BROOKFIELD, ILLINOIS


consisting of the following Exhibits and Schedule:

     EXHIBIT "A"   -   Balance Sheet, June 30, 1997

     EXHIBIT "B"   -   Statement of Retained Earnings,
                       June 30, 1997

     EXHIBIT "C"   -   Statement of Profit and Loss, Six
                       Months and Three Months Ended June 30, 1997

     EXHIBIT "C-1" -   Schedule of Operating Expenses, Six
                       Months and Three Months Ended June 30, 1997

     EXHIBIT "D"   -   Comparative Balance Sheet,
                       June 30, 1997 and 1996

     EXHIBIT "E"   -  Comparative Statement of Profit and Loss,
                      Six Months Ended June 30, 1997 and 1996

     EXHIBIT "F"   -  Comparative Statement of Cash Flows,
                      Six Months Ended June 30, 1997 and 1996

     EXHIBIT "G"   -  Footnotes to Financial Statements,
                      June 30, 1997

We have compiled the accompanying balance sheet of Safe Environment Corporation as of June 30, 1997 and the related statements of income, and cash flows for the period then ended in accordance with standards established by the American Institute of Certified Public
Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Respectfully Submitted,
Poulos & Bayer
July 28, 1997

                       SAFE ENVIRONMENT CORPORATION            EXHIBIT "A"
                               BALANCE SHEET
                               JUNE 30, 1997

                                  ASSETS

CURRENT ASSETS
  Cash                                           $   79,266.54
  Accounts Receivable                                 1,406,012.46
  Inventory                                          19,368.00
  Prepaid Insurance                                  81,010.39
  Costs and Estimated
   Earnings Over Billings                              40,494.00
  Employee Loans                                        2,210.00
                                            -------------
TOTAL CURRENT ASSETS
$1,628,361.39
                                         Accumulated
                               Cost         Depri-      Carrying
                            Basis       ciation        Value
                      -----------  -----------  -------------
FIXED ASSETS
  Leasehold Improvements    $  7,728.08  $  7,255.82  $      472.26
  Office Equipment            50,787.42    39,755.35      11,032.07
  Contracting Equipment      426,826.56   285,832.44     140,994.12
  Vehicles                   139,601.93    80,921.51      58,680.42
                         -----------  -----------  -------------
     Total                    $624,943.99  $413,765.12
                         ===========  ===========
NET FIXED ASSETS                                         211,178.87

OTHER ASSETS
  Bid Deposits                                        $      477.00
  Security Deposits                                          2,500.00
                                                   -------------
TOTAL OTHER ASSETS                                         2,977.00
                                              -------------
TOTAL ASSETS                                          $1,842,517.26
                                              =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                    $  370,420.93
  Payroll Taxes Payable                                    1,781.24
  Accrued Payroll                                         71,108.78
  Notes Payable - Insurance                              142,312.51
  Accrued Corporate Income Taxes                         176,447.00
  Notes Payable - Current Portion                        349,681.18
                                                      -------------
TOTAL CURRENT LIABILITIES                             $1,111,751.64

LONG-TERM LIABILITIES
  Notes Payable - See
   Footnote 4                                         $  504,538.96
  Less: Current Portion                                  349,681.18
                                                      -------------
TOTAL LONG-TERM LIABILITIES                              154,857.78

OTHER LIABILITIES
  Loans Payable - Shareholder                            24,355.59

STOCKHOLDERS' EQUITY
  Capital Stock                                      $   93,902.00
  Retained Earnings                                     516,038.25
  Treasury Stock                                        (58,388.00)
                                                     -------------
TOTAL STOCKHOLDERS' EQUITY                              551,552.25
                                             -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                               $1 ,842,517.26
                                             =============


                                                               SCHEDULE "B"

                       SAFE ENVIRONMENT CORPORATION
                      STATEMENT OF RETAINED EARNINGS
                               JUNE 30, 1997


BALANCE: JANUARY 1, 1997                 $251,367.18

ADD: NET PROFIT                           264,671.07
                                         -----------
BALANCE: JUNE 30, 1997                   $516,038.25
                                         ===========
PAGE

                                                                EXHIBIT "C"
                       SAFE ENVIRONMENT CORPORATION
                       STATEMENT OF PROFIT AND LOSS
              SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997

                               Six Months Ended        Three Months Ended
                                            June 30, 1997
                               Amount     Percent      Amount      Percent
                   -------------  --------  -------------  --------
SALES                       $2,900,634.71   100.00%  $1,175,255.79   100.00%
                   -------------  --------  -------------  --------
LESS: DIRECT COST OF
 OPERATIONS
  Beginning Inventory       $   26,882.94     0.93%  $   19,368.00     1.65%
  Materials                    275,163.05     9.49%     120,390.25    10.24%
  Direct Labor                  66,017.22     2.28%      36,936.92     3.14%
  Warehouse Labor               17,864.62     0.62%      10,956.37     0.93%
  Finders Fees                   8,100.00     0.28%           0.00     0.00%
  Dumping Fees                  50,514.30     1.74%      48,553.50     4.13%
  Equipment Rental              65,993.46     2.28%      40,152.20     3.42%
  Equipment Repairs              5,038.70     0.17%       2,728.70     0.23%
  Insurance
     Asbestos Liability         21,250.35     0.73%      20,438.61     1.74%
     Bonding Costs               3,672.00     0.13%       5,071.00     0.43%
     Workmans' Compensation    (15,913.82)   (0.55%)      6,963.00     0.59%
  Payroll Taxes - 90%           55,596.49     1.92%      20,203.33     1.72%
  Sub - Contract Costs       1,306,049.57    45.03%     530,250.66    45.12%
  Testing Fees                  88,199.75     3.04%      51,623.25     4.39%
  Travel Expense                19,934.30     0.69%       8,203.23     0.70%
  Truck Expense                  1,269.86     0.04%           0.00     0.00%
  Room Charges                     450.00     0.02%           0.00     0.00%
  Union Dues                    34,500.69     1.19%      32,372.69     2.75%
  Radios                         5,115.87     0.18%       5,115.87     0.44%
  Depreciation
     Equipment                  17,732.97     0.61%       9,452.41     0.80%
     Trucks                     11,390.76     0.39%       5,695.38     0.48%
  Freight                        2,186.20     0.08%          86.20     0.01%
  Set-up Costs                   1,650.00     0.06%         (50.00)    0.00%
  Removal                       11,397.00     0.39%      11,397.00     0.97%
                            -------------  --------  -------------  --------
TOTAL DIRECT COSTS
 AVAILABLE                  $2,080,056.28    71.71%  $  985,908.57    83.89%

LESS: ENDING INVENTORY          19,368.00     0.67%      19,368.00     1.65%
                   -------------  --------  -------------  --------
TOTAL DIRECT COSTS OF
 OPERATIONS                 $2,060,688.28    71.04%  $  966,540.57    82.24%
                            -------------  --------  -------------  --------
GROSS PROFIT                $  839,946.43    28.96%  $  208,715.22    17.76%

LESS: OPERATING EXPENSES       471,729.82    16.26%     205,217.85    17.46%
                            -------------  --------  -------------  --------
NET PROFIT BEFORE
 INTEREST EXPENSE           $ 368,216.61     12.69%  $    3,497.37     0.30%



LESS: INTEREST EXPENSE         21,258.99      0.73%      12,553.65     1.07%
                            ------------  ---------  -------------  --------
NET PROFIT (LOSS) BEFORE
 OTHER INCOME               $ 346,957.62     11.96%  $   (9,056.28)   (0.77%)

ADD: OTHER INCOME
  Miscellaneous             $  93,470.04      3.22%  $   72,080.17     6.13%
  Interest                        690.41      0.02%         161.21     0.01%
                            ------------  ---------  -------------  --------
TOTAL OTHER INCOME          $  94,160.45      3.25%  $   72,241.38     6.15%
                            ------------  ---------  -------------  --------
NET PROFIT BEFORE CORPORATE
 INCOME TAXES               $ 441,118.07     15.21%  $   63,185.10     5.38%
                           =============  ========
LESS: CORPORATE INCOME
 TAXES                        176,447.00      6.08%
                            ------------  ---------
NET PROFIT                  $ 264,671.07      9.12%
                            ============  =========

        PAGE

                                                          SCHEDULE "C-1"
                       SAFE ENVIRONMENT CORPORATION
                      SCHEDULE OF OPERATING EXPENSES
              SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997

                             Six Months Ended     Three Months Ended
                                         June 30, 1997
                               Amount    Percent    Amount     Percent
                      -----------  -------  -----------  --------
OPERATING EXPENSES
  Advertising and Promotion $  1,200.97    0.04%  $    196.00     0.02%
  Auto Allowances             43,539.57    1.50%    11,254.08     0.96%
  Bank Charges                 1,273.07    0.04%        19.00     0.00%
  Business Meals                 540.98    0.02%       440.02     0.04%
  Cleaning                       950.00    0.03%       650.00     0.06%
  Depreciation
     Office Equipment          1,663.39    0.06%       849.32     0.07%
     Leasehold Improvements       59.04    0.00%        29.52     0.00%
  Donations                    9,265.45    0.32%     7,715.45     0.66%
  Dues and Subscriptions         486.00    0.02%       400.00     0.03%
  Employee Education             855.00    0.03%       160.00     0.01%
  Entertainment                5,496.90    0.19%     5,085.60     0.43%
  Filing and Inspections       8,130.00    0.28%     4,140.00     0.35%
  Fines/Penalties                799.36    0.03%       266.33     0.02%
  General Insurance           11,426.80    0.39%     7,153.35     0.61%
  Group Insurance             20,897.66    0.72%     8,343.62     0.71%
  Licenses                     5,355.87    0.18%     3,137.00     0.27%
  Life Insurance               6,988.68    0.24%     2,484.07     0.21%
  Medical Expenses             3,909.30    0.13%     2,483.30     0.21%
  Miscellaneous               12,295.55    0.42%     1,645.71     0.14%
  Office Expenses              3,478.78    0.12%     2,110.44     0.18%
  Office Rent                 23,336.00    0.80%    13,824.00     1.18%
  Payroll Taxes - 10%          6,127.39    0.21%     2,194.82     0.19%
  Postage and Messenger        4,853.72    0.17%     2,981.93     0.25%
  Professional Fees           57,020.34    1.97%    12,277.58     1.04%
  Salaries
     Consultant               14,131.20    0.49%     3,800.00     0.32%
     Office and
      Administration          61,913.27    2.13%    27,956.63     2.38%
     Officer                  60,000.00    2.07%         0.00     0.00%
     Sales                    69,083.01    2.38%    57,687.17     4.91%
  Telephone                   18,418.00    0.63%    10,389.89     0.88%
  401K Expense                 2,042.50    0.07%       444.22     0.04%
  Tax Penalties                1,940.85    0.07%       847.63     0.07%
  Utilities                      402.23    0.01%       402.23     0.03%
  Repairs and Maintenance      5,248.94    0.18%     5,248.94     0.45%
  Construction Administration
   Fees                        8,600.00    0.30%     8,600.00     0.73%
                            -----------  -------  -----------  --------
TOTAL OPERATING EXPENSES    $471,729.82   16.26%  $205,217.85    17.46%

PAGE
       12                                                      EXHIBIT "D"

                       SAFE ENVIRONMENT CORPORATION
                         COMPARATIVE BALANCE SHEET
                          JUNE 30, 1997 AND 1996

                                       June 30, 1997  June 30, 1996
                                     ---------------  -------------

                                  ASSETS
CURRENT ASSETS
  Cash                               $   79,266.54    $   32,878.69
  Accounts Receivable                 1,406,012.46       725,744.11
  Inventory                              19,368.00        27,680.02
  Prepaid Insurance                      81,010.39        69,103.70
  Costs and Estimated Earnings
   Over Billings                         40,494.00        21,041.00
  Employee Loan                           2,210.00             0.00
                                     -------------    -------------
TOTAL CURRENT ASSETS                 $1,628,361.39    $  876,447.52

FIXED ASSETS
  Cost Basis                         $  624,943.99    $  459,434.12
  Less: Accumulated
   Depreciation                         413,765.12       330,523.65
                                     -------------    -------------
NET FIXED ASSETS                        211,178.87       128,910.47

OTHER ASSETS
  Bid Deposits                     $        477.00    $      756.00
  Security Deposits                       2,500.00         2,757.00
  Due from SECO Abatement                     0.00        14,476.78
                                     -------------    -------------
TOTAL OTHER ASSETS                        2,977.00        17,989.78
                                     -------------    -------------
TOTAL ASSETS                         $1,842,517.26    $1,023,347.77
                                     =============    =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $    370,420.93  $    265,142.03
  Payroll Taxes Payable                   1,781.24         7,578.53
  Accrued Payroll                        71,108.78         6,279.17
  Deferred Compensation                       0.00        15,000.00
  Accrued Corporate Income Taxes        176,447.00             0.00
  Notes Payable - Insurance             142,312.51        27,398.76
  Notes payable - Current               349,681.18       592,294.00
                                     -------------    -------------
TOTAL CURRENT LIABILITIES            $1,111,751.64    $  913,692.49

LONG-TERM LIABILITIES
  Notes payable - Long Term             154,857.78             0.00

OTHER LIABILITIES
  Loans Payable                          24,355.59       113,500.00

STOCKHOLDERS' EQUITY
  Capital Stock                      $   93,902.00    $  246,000.00

  Retained Earnings                     516,038.25       (72,348.72)
  Treasury Stock                        (58,388.00)     (177,496.00)
                                     -------------    -------------
TOTAL STOCKHOLDERS' EQUITY              551,552.25        (3,844.72)
                                     -------------    -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $1,842,517.26    $1,023,347.77
                                     =============    =============


                                                                EXHIBIT "E"
                       SAFE ENVIRONMENT CORPORATION
                 COMPARATIVE STATEMENT OF PROFIT AND LOSS
                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                           Six Months Ended
                                 June 30, 1997             June 30, 1996
                               Amount      Percent      Amount      Percent
                      -------------  --------  -------------  --------
SALES                       $2,900,634.71   100.00%  $1,310,245.03   100.00%

LESS: COST OF OPERATIONS     2,060,688.28    71.04%     987,825.90    75.39%
                            -------------  --------  -------------  --------
GROSS PROFIT                $  839,946.43    28.96%  $  322,419.13    24.61%

LESS: OPERATING EXPENSES       471,729.82    16.26%     276,080.44    21.07%
                            -------------  --------  -------------  --------
NET PROFIT ON OPERATIONS    $  368,216.61    12.69%  $   46,338.69     3.54%

LESS: INTEREST EXPENSE          21,258.99     0.73%      26,210.58     2.00%
                            -------------  --------  -------------  --------
NET PROFIT BEFORE
 OTHER INCOME               $  346,957.62    11.96%  $   20,128.11     1.54%

ADD: OTHER INCOME               94,160.45     3.25%      80,642.65     6.15%
                            -------------  --------  -------------  --------
NET PROFIT BEFORE
 CORPORATE INCOME TAXES     $  441,118.07    15.21%  $  100,770.76      7.69%
                            =============  ========  =============  =========

PAGE

                                                                EXHIBIT "F"
                       SAFE ENVIRONMENT CORPORATION
                    COMPARATIVE STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                      Six Months Ended
                                     June 30, 1997   June 30, 1996
                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Profit                          $  264,671.07  $  100,770.76
  Non-Cash Items Included
   In Net Loss:
     Depreciation                          30,846.16      21,013.08
  Change in Accounts Receivable           (18,476.41)   (327,494.36)
  Change in Employee Loan                  (1,210.00)         (0.00)
  Change in Inventory                       7,514.94      (6,674.56)
  Change in Prepaid Insurance              (1,356.56)    (10,451.70)
  Change in Costs and Estimated
   Earnings Over Billings                  31,801.00     (21,041.00)
  Change in Deposits                        1,516.00       1,522.00
  Change in Accounts Payable             (215,409.46)    151,923.05
  Change in Accrued Expenses              201,133.48       3,485.86
  Change in Inter-Company Payable          (2,624.00)     99,130.70
  Change in Investment In All
   Weather Roofing                              0.00       5,000.00
  Change in Billings in Excess of
   Costs and Estimated Earnings          (101,182.00)          0.00
                                       -------------
- -------------
NET CASH CHANGE PROVIDED BY
 OPERATING ACTIVITIES                  $  197,224.22  $   17,183.83
                                       -------------  -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  Fixed Assets Acquired               $  (40,897.00) $  (19,347.16)
  Proceeds from Sale of
   Fixed Assets                             1,143.42           0.00
                                       -------------  -------------
NET CASH USED BY INVESTING
 ACTIVITIES                            $  (39,753.58) $  (19,347.16)
                                       -------------  -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Change in Loan payable               $  (89,144.41) $        0.00
  Change in Notes Payable                  32,488.57     (59,749.08)
  Proceeds from Sale of
   Stock                                   48,510.00           0.00
  Change in Treasury Stock                (81,500.00)          0.00
                                       -------------  -------------
NET CASH USED BY FINANCING
 ACTIVITIES                            $  (89,645.84) $  (59,749.08)
                                       -------------  -------------
NET CASH CHANGE                        $   67,824.80  $  (61,912.41)

CASH BALANCE: JANUARY 1, 1997
 AND 1996                                  11,441.74      94,791.10
                                       -------------  -------------
CASH BALANCE: JUNE 30, 1997
 AND 1996                             $   79,266.54  $   32,878.69
                       =============  =============

                                                           EXHIBIT "G"
                     SAFE ENVIRONMENT CORPORATION
                  FOOTNOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997


1 Revenues from fixed-price construction contracts and time-and-material contracts are recognized upon pre-agreed stages of completion. This method is used because management considers expended costs to be the best available measure of progress on these contracts.

  Contract costs include all direct material, labor, sub-contractors and equipment costs and those indirect costs related to contract performance. General and Administrative Costs are charged to expense as incurred. Changes in job performance, job conditions and estimated profitability are recognized in the period in which the revenues are determined.

  B. Accounts Receivable
  Management anticipates all receivables are collectible.

  C. Fixed Assets
  Fixed assets are depreciated over their estimated useful life using the 150% declining-balance method.

2-ACCOUNTS RECEIVABLE

  Accounts Receivable at June 30, 1997 consist of the following:
     Currently Due                   $1,406,012.46
     Retainages                         441,419.66
                                     -------------
                                     $  964,592.80
                                     =============
  Retainages are due in less than one (1) year.

3-COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs Incurred on
        Uncompleted Contract         $   19,774.00
     Estimated Earnings                  20,720.00
                                       -----------
                                       $ 40,494.00
     Less: Billings to Date                   0.00
                                       -----------
                                       $ 40,494.00
                                       ===========

     Included on Balance Sheet

     Costs and Estimated Earnings
      in Excess of Billings           $ 40,494.00
     Billings in Excess of Costs
      and Estimated Earnings                  0.00
                                       -----------
                                       $ 40,494.00
                                       ===========
PAGE

4-NOTES PAYABLE
  Description                            Current     Long-Term
  -----------                          -----------  ------------
  a) CIB Bank Line of Credit
     Interest rate is 8.75% and
     maturity date is February
     1, 1998.                          $250,000.00  $      0.00
  b) CIB Bank
     Note payable dated February
     3, 1997 for $250,000 note
     payable monthly at $6,945.00
     principal plus interest with
     a maturity date of February
     1, 2000                             83,340.00   138,880.00
  c) Vehicle 1 - payment is
     $400.00 principal plus
     interest                             4,364.99     2,722.31
  d) Vehicle 2 - payment is
     $487.50 principal plus
     interest                             5,304.11     2,845.82
  e) Vehicle 3 - payment is
     $285.09 principal plus
     interest                             2,743.48     6,466.44
  f) Vehicle 4 - payment is
     $375.69 principal plus
     interest                             3,928.60     3,943.21
                                       -----------  -----------
     Totals                            $349,681.18  $154,857.78
                                       ===========  ===========
5-LEASING COMMITMENTS

  The company leases office and warehouse facilities at a monthly rate of $2,500.00, without a formal agreement.

6-CONTRACTUAL AGREEMENTS

  The company contracts with Mentor Investments, Inc. to provide direct labor for certain jobs. -CAPITAL STOCK

  The company has authorized 500,000 shares of common stock at no par value. As of June 30, 1997, 251,000 shares were issued with a stated value of $93,902.00

     Shareholders
     John Guira                    92,900
     Jim Spachman                  74,000
     Ron Riba                      10,000
     Fred Schmidt                  35,000
     David Ryan                    10,000
     Others                        29,100
                                 --------
        Total                     251,000
                                 ========

8-TREASURY STOCK

  As of June 30, 1997, the company had 54,400 shares of treasury stock with a book value of $58,388.00.

                         SAFE ENVIRONMENT CORPORATION
                       SCHEDULE OF CONTRACTS IN PROCESS
                                JUNE 30, 1997




Costs and   Billings

Estimated   in

Earnings    Excess
                                                       Costs         Billing
in Excess   Costs &
Job    Contract Est.            Gross      %   Revenue to      Gross   to
of          Est.
Number Amount   Costs      %    Profit  Compl. Earned  Date    Profit  Dte
Billings    Earnings
- ------ ------- -------  ------- ------- ------ ------- ------- ------  -------
- -------  -------
 96005 $50,618 $24,718  51.16  $25,900  80.00 $40,794 $19,774 $20,720 $  0.00
$40,494  $  0.00



PAGE

                    POULOS & BAYER LTD.
                Certified Public Accountants



Safe Environment Corporation
8400 Brookfield Avenue
Brookfield, Illinois 60513

Gentlemen:

Pursuant to your instructions, we have prepared and submit herewith the financial statements of:

                SAFE ENVIRONMENT CORPORATION
                   (ILLINOIS CORPORATION)
                    BROOKFIELD, ILLINOIS

consisting of the following Exhibits and Schedules:

                   -    Independent Auditor's Report

     EXHIBIT "A"   -    Balance Sheet, December 31, 1996

     SCHEDULE "B"  -    Statement of Retained Earnings,
                        December 31, 1996

     EXHIBIT "C"   -    Statement of Profit and Loss,
                        Twelve Months Ended December 31, 1996

     SCHEDULE "C-1"-    Schedule of Operating Expenses,
                        Twelve Months Ended December 31, 1996

     EXHIBIT "D"   -    Comparative Balance Sheet,
                        December 31, 1996 and 1995

     EXHIBIT "E"   -    Comparative Statement of Profit and Loss,
                        Twelve Months Ended December 31, 1996 and
                        1995

     EXHIBIT "F"    -   Comparative Statement of Cash Flows,
                        Twelve Months Ended December 31, 1996 and
                        1995

     EXHIBIT "G"    -   Footnotes to Financial Statements,
                        December 31, 1996

PAGE

                        POULOS & BAYER LTD
                   Certified Public Accountants



                INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Safe Environment Corporation
8400 Brookfield Avenue
Brookfield, Illinois 60513


We have audited the accompanying balance sheet of Safe Environment Corporation as of December 31, 1996 and 1995 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Safe Environment Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Respectfully Submitted,



Poulos & Bayer, Ltd.
July 28, 1997

PAGE

                       SAFE ENVIRONMENT CORPORATION            EXHIBIT "A"
                               BALANCE SHEET
                             December 31, 1996

                                  ASSETS
CURRENT ASSETS
  Cash                                     $   11,441.74
  Accounts Receivable                       1,387,536.05
  Inventory                                   26,882.94
  Prepaid Insurance                           79,653.83
  Costs and Estimated
   Earnings Over Billings                     72,295.00
  Employee Loans                               1,000.00
                                           ------------
TOTAL CURRENT ASSETS                                      $1,578,809.56

                                          Accumulated
                                   Cost      Depri-      Carrying
                                  Basis      ciation       Value
                              -----------  -------------  -------------
FIXED ASSETS
  Leasehold Improvements      $  7,728.08  $    7,196.78  $      531.30
  Office Equipment              48,485.42      38,091.96      10,393.46
  Contracting Equipment        389,374.98     268,099.47     121,275.51
  Vehicles                     139,601.93      69,530.75      70,071.18
                              -----------  -------------  -------------
     Total                    $585,190.41  $  382,918.96
                              ===========  =============
NET FIXED ASSETS                                             202,271.45

OTHER ASSETS
  Bid Deposits                             $    1,736.00
  Security Deposits                             2,757.00
TOTAL OTHER ASSETS                                             4,493.00
                                                          -------------
TOTAL ASSETS                                              $1,785,574.01
                                                          =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                         $  585,830.39
  Payroll Taxes Payable                         7,834.07
  Accrued Payroll                               9,429.47
  Due to Seco Abatement                         2,624.00
  Notes Payable -
   Insurance                                   62,115.92
  Billings in Excess of Costs
   and Estimated Earnings                     101,182.00
  Accrued Corporate
   Income Taxes                                30,940.00
  Notes Payable -
   Current Portion                            527,914.32
                                           -------------
TOTAL CURRENT LIABILITIES                                 $1,327,870.17
PAGE


LONG-TERM LIABILITIES
  Notes Payable - See
   Footnote 4                              $  552,246.98
  Less: Current Portion                       527,914.32
                                           -------------
TOTAL LONG-TERM LIABILITIES                                   24,332.66

OTHER LIABILITIES
  Loans Payable -
   See Footnote 5                                            113,500.00

STOCKHOLDERS' EQUITY
  Capital Stock                            $  167,504.00
  Retained Earnings                           251,367.18
  Treasury Stock                              (99,000.00)
                                           -------------
TOTAL STOCKHOLDERS' EQUITY                                   319,871.18
TOTAL LIABILITIES AND                                     -------------
 STOCKHOLDERS' EQUITY                                     $1,785,574.01
                                                          =============


                                                               SCHEDULE "B"

                       SAFE ENVIRONMENT CORPORATION
                      STATEMENT OF RETAINED EARNINGS
                             DECEMBER 31, 1996


BALANCE: JANUARY 1, 1996                 $(158,119.48)

ADD: NET PROFIT                            409,486.66
                                         ------------
BALANCE: DECEMBER 31, 1996               $ 251,367.18
                                         ============


PAGE

                                                                EXHIBIT "C"
                       SAFE ENVIRONMENT CORPORATION
                       STATEMENT OF PROFIT AND LOSS
                   TWELVE MONTHS ENDED DECEMBER 31, 1996

                                         Amount              Percent
                             ----------------------------   --------
SALES                                       $6,862,261.55    100.00%
LESS: DIRECT COST OF
 OPERATIONS
  Beginning Inventory        $   21,005.46                     0.31%
  Materials                     573,520.82                     8.36%
  Direct Labor                  265,329.62                     3.87%
  Warehouse Labor                37,539.03                     0.55%
  Finders Fees                    1,100.00                     0.02%
  Dumping Fees                  128,969.35                     1.88%
  Equipment rental               67,864.83                     0.99%
  Equipment Repairs                 660.21                     0.01%
  Insurance
     Asbestos Liability         226,204.33                     3.30%
     Bonding Costs              208,231.14                     3.03%
     Workmans' Compensation     146,085.76                     2.13%
  Payroll Taxes - 90%            69,969.56                     1.02%
  Sub - Contract Costs        3,353,094.04                    48.86%
  Testing Fees                  102,301.50                     1.49%
  Travel Expense                 41,904.59                     0.61%
  Truck Expense                  19,798.62                     0.29%
  Room Charges                    3,608.79                     0.05%
  Union Dues                     74,431.27                     1.08%
  Depreciation
     Equipment                   37,395.03                     0.54%
     Trucks                      21,176.02                     0.31%
  Freight                           474.10                     0.01%
                             -------------                  --------
TOTAL DIRECT COSTS
 AVAILABLE                   $5,400,664.07                    78.70%
                             -------------                  --------
LESS: ENDING INVENTORY           26,882.94                     0.39%
                             -------------                  --------
TOTAL DIRECT COSTS OF
 OPERATIONS                                   5,373,781.13    78.31%
                                             -------------  --------
GROSS PROFIT                                 $1,488,480.42    21.69%

LESS: OPERATING EXPENSES                        989,689.95    14.42%
                                             -------------  -------
NET PROFIT BEFORE
 INTEREST EXPENSE                            $  498,790.47    7.27%

LESS: INTEREST EXPENSE                           80,524.75    1.17%
                                             -------------  -------
NET PROFIT BEFORE
 OTHER INCOME                                $  418,265.72    6.10%
PAGE

ADD: OTHER INCOME
  Management Fee             $   59,798.20                    0.87%
  Insurance Claim                20,314.00                    0.30%
  Miscellaneous                     523.29                    0.01%
  Interest                        1,525.45                    0.02%
                             -------------                  -------
TOTAL OTHER INCOME                               82,160.94    1.20%
                                             -------------  -------
NET PROFIT BEFORE CORPORATE
 INCOME TAXES                                $  500,426.66    7.29%

LESS: CORPORATE INCOME
 TAXES                                           90,940.00    1.33%
                                             -------------  -------
NET PROFIT                                   $  409,486.66    5.97%
                                             =============  =======

PAGE

                                                             SCHEDULE "C-1"
                       SAFE ENVIRONMENT CORPORATION
                      SCHEDULE OF OPERATING EXPENSES
                   TWELVE MONTHS ENDED DECEMBER 31, 1996

                                 Amount        Percent
                             --------------    -------
OPERATING EXPENSES
  Advertising and
   Promotion                  $    6,027.84      0.09%
  Auto Allowances                 17,557.45      0.26%
  Bad Debts                       95,005.56      1.38%
  Bank Charges                       590.82      0.01%
  Business Meals                   1,926.05      0.03%
  Commissions                     35,000.00      0.51%
  Depreciation
     Office Equipment              2,332.93      0.03%
     Leasehold Improvements          118.08      0.00%
  Donations                        3,760.00      0.05%
  Dues and Subscriptions           5,678.73      0.08%
  Employee Education              16,650.00      0.24%
  Entertainment                    7,865.40      0.11%
  Filing and Inspections          18,269.00      0.27%
  Fines and Penalties              1,849.72      0.03%
  General Insurance               28,486.75      0.42%
  Group Insurance                 30,522.68      0.44%
  Licenses                         9,280.23      0.14%
  Life Insurance                   4,186.50      0.06%
  Medical Expenses                 5,091.00      0.07%
  Office Expenses                 12,829.69      0.19%
  Office Rent                     24,912.00      0.36%
  Payroll Taxes - 10%              7,774.39      0.11%
  Postage and Messenger            5,669.34      0.08%
  Professional Fees               40,599.79      0.59%
  Salaries
     Consultant Salaries          45,183.53      0.66%
     Office and
      Administration              69,456.19      1.01%
     Officer                     150,000.00      2.19%
     Sales                       284,909.12      4.15%
  Scavenger                          307.95      0.00%
  Telephone                       31,817.90      0.46%
  Temporary Help                   9,013.50      0.13%
  401K Expense                    15,978.19      0.23%
  Loss of Sale of
   Equipment                       1,039.62      0.02%
                              -------------    -------
TOTAL OPERATING EXPENSES      $  989,689.95     14.42%
                              =============    =======

PAGE

                                                                EXHIBIT "D"
                       SAFE ENVIRONMENT CORPORATION
                         COMPARATIVE BALANCE SHEET
                        DECEMBER 31, 1996 AND 1995

                               December 31,   December 31,
                                   1996           1995
                              -------------   -------------
                                  ASSETS
CURRENT ASSETS
  Cash                        $   11,441.74   $   94,791.10
  Accounts Receivable          1,387,536.05      398,249.75
  Inventory                       26,882.94       21,005.46
  Prepaid Insurance               79,653.83       58,652.00
  Costs and Estimated Earnings
   Over Billings                  72,295.00            0.00
  Employee Loan                    1,000.00            0.00
                              -------------   -------------
TOTAL CURRENT ASSETS          $1,578,809.56   $  572,698.31

FIXED ASSETS
  Cost Basis                  $  585,190.41   $  440,086.96
  Less: Accumulated
   Depreciation                  382,918.96      309,510.57
                              -------------   -------------
NET FIXED ASSETS                 202,271.45      130,576.39

OTHER ASSETS
  Bid Deposits                $    1,736.00   $    2,278.00
  Security Deposits                2,757.00        2,757.00
  Due from SECO Abatement              0.00      113,607.48
  Investment in All Weather
   Roofing                             0.00        5,000.00
                              -------------   -------------
TOTAL OTHER ASSETS                 4,493.00      123,642.48
                              -------------   -------------
TOTAL ASSETS                  $1,785,574.01   $  826,917.18
                              =============   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable            $  585,830.39   $  113,218.98
  Payroll Taxes Payable            7,834.07        6,077.84
  Accrued Payroll                  9,429.47            0.00
  Due to Seco Abatement            2,624.00            0.00
  Billings in Excess of Costs
   and Estimated Earnings        101,182.00            0.00
  Accrued Corporate Income
   Taxes                          30,940.00        4,294.00
  Notes Payable - Insurance       62,115.92       47,147.84
  Notes Payable - Current        527,914.32      632,294.00
                              -------------   -------------
TOTAL CURRENT LIABILITIES     $1,327,870.17   $  803,032.66




LONG-TERM LIABILITIES
  Notes Payable - Long Term       24,332.66            0.00

OTHER LIABILITIES
  Loans Payable                  113,500.00      113,500.00

STOCKHOLDERS' EQUITY
  Capital Stock               $  167,504.00   $  191,504.00
  Retained Earnings              251,367.18     (158,119.48)
  Treasury Stock                 (99,000.00)    (123,000.00)
                              -------------   -------------
TOTAL STOCKHOLDERS' EQUITY       319,871.18      (89,615.48)
                              -------------   -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY         $1,785,574.01   $  826,917.18
                              =============   =============


                                                                EXHIBIT "E"
                       SAFE ENVIRONMENT CORPORATION
                 COMPARATIVE STATEMENT OF PROFIT AND LOSS
              TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                            Twelve Months Ended
                                 December 31, 1996       December 31, 1995
                                  Amount     Percent      Amount     Percent
                              -------------  -------  -------------  -------
SALES                         $6,862,261.55  100.00%  $3,048,697.11  100.00%

LESS: COST OF OPERATIONS       5,373,781.13   78.31%   2,065,746.84   67.76%
                              -------------  -------  -------------  -------
GROSS PROFIT                  $1,488,480.42   21.69%  $  982,950.27   32.24%

LESS: OPERATING EXPENSES         989,689.95   14.42%     452,739.70   14.85%
                              -------------  -------  -------------  -------
NET PROFIT ON OPERATIONS      $  498,790.47    7.27%  $  530,210.57   17.39%

LESS: INTEREST EXPENSE            80,524.75    1.17%      87,241.27    2.86%
                              -------------  -------  -------------  -------
NET PROFIT BEFORE
 OTHER INCOME                 $  418,265.72    6.10%  $  442,969.30   14.53%

ADD: OTHER INCOME                 82,160.94    1.20%     163,866.00    5.37%
                              -------------  -------  -------------  -------
NET PROFIT BEFORE
 CORPORATE INCOME TAXES       $  500,426.66    7.29%  $  606,835.30   19.90%
                              =============  =======  =============  =======

PAGE

                                                                EXHIBIT "F"
                       SAFE ENVIRONMENT CORPORATION
                    COMPARATIVE STATEMENT OF CASH FLOWS
              TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                     Twelve Months Ended
                                 December 31,     December 31,
                                      1996            1995
                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Profit                     $  409,486.66   $  602,541.30
  Non-Cash items Included In
   Net Loss
     Loss on Sale of Equipment        1,039.62            0.00
     Depreciation                    61,022.06       43,915.84
  Change in Accounts Receivable    (989,286.30)     345,446.96
  Change in Employee Loan            (1,000.00)           0.00
  Change in Inventory                (5,877.48)     (21,005.46)
  Change in Consulting and
   Insurance Refunds                      0.00        8,185.00
  Change in Loans Receivable              0.00       15,000.00
  Change in Prepaid Insurance       (21,001.83)       7,266.53
  Change in Costs and Estimated
   Earnings Over Billings           (72,295.00)           0.00
  Change in Deposits                    542.00       (1,331.50)
  Change in Accounts Payable        472,611.41     (218,952.89)
  Change in Accrued Expenses         37,831.70       (7,324.48)
  Change in Inter-Company
   Receivable                       115,918.23     (113,607.48)
  Change in Investment In All
   Weather Roofing                    5,000.00       (5,000.00)
  Change in Billings in Excess
   of Costs and Estimated
   Earnings                         101,182.00            0.00
                                 -------------   -------------
NET CASH CHANGE PROVIDED BY
 OPERATING ACTIVITIES            $  115,173.07   $  655,133.82
                                 -------------   -------------
CASH FLOWS FROM INVESTING
  Fixed Assets Acquired          $ (113,575.88)  $  (24,173.23)
  Proceeds from Sale of
   Fixed Assets                       3,500.00            0.00
                                 -------------   -------------
NET CASH USED BY INVESTING
 ACTIVITIES                      $ (110,075.88)  $  (24,173.23)
                                 -------------   -------------
PAGE

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Change in Loan Payable         $        0.00   $ (290,000.00)
  Change in Notes Payable           (88,446.55)    (285,542.39)
  Proceeds from Sale of Stock             0.00       12,504.00
                                 -------------   -------------
NET CASH USED BY FINANCING
 ACTIVITIES                      $  (88,446.55)  $ (563,038.39)

                                 -------------   -------------
NET CASH (DECREASE) INCREASE     $  (83,349.36)  $   67,922.20

CASH BALANCE: JANUARY 1, 1996
 AND 1995                            94,791.10       26,868.90
                                 -------------   -------------
CASH BALANCE: DECEMBER 31, 1996
 AND 1995                        $   11,441.74   $   94,791.10
                                 =============   =============


                                                 EXHIBIT "G"
                SAFE ENVIRONMENT CORPORATION
             FOOTNOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1996


1--SIGNIFICANT ACCOUNTING POLICIES

  A.  Revenue and Cost Recognition
  --------------------------------
  Revenues from fixed-price construction contracts and time-and-material contracts are recognized upon pre-agreed stages of completion. This method is used because management considers expended costs to be the best available measure of progress on these contracts.

  Contract costs include all direct material, labor, sub-contractors and equipment cost and those indirect costs related to contract performance. General and Administrative Costs are charged to expense as incurred. Changes in job performance, job conditions and estimated profitability are recognized in the period in which the revenues are determined.

  B. Accounts Receivable
  ----------------------
  Management anticipates all receivables are collectible.

  C. Fixed Assets
  ---------------
  Fixed assets are depreciated over their estimated useful life using the 150% declining - balance method.
PAGE

2--ACCOUNTS RECEIVABLE

  Accounts Receivable at December 31, 1996 consist of the
  following:
     Currently Due            $1,387,536.05
     Retainages                  538,785.90
                              -------------
                              $  848,750.15
                              =============
  Retainages are due in less than one(1) year.

3--COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs Incurred on
      Uncompleted Contracts          $2,860,224.00
     Estimated Earnings               1,200,639.00
                                     -------------
                                     $4,060,863.00
     Less: Billings to Date           4,089,750.00
                                     -------------
                                     $  (28,887.00)
                                     =============
     Included on Balance Sheet

     Costs and Estimated Earnings
      in Excess of Billings          $  72,925.00
     Billings in Excess of Costs
      and Estimated Earnings           101,812.00
                                     ------------
                                     $ (28,887.00)
                                     ============
4--NOTES PAYABLE

Description                            Current      Long-Term
- ------------                         -----------   -----------
Suburban Bank line of credit
 secured by the general assets
 of the company and personally
 guaranteed by various share-
 holders. Interest rate is prime
 plus 1.5% and maturity date is
 March 31, 1997                      $512,294.00   $      0.00

Vehicle 1 - payment is $400.00
 principal plus interest                4,183.96      4,951.02
Vehicle 2 - payment is $487.50
 principal plus interest                5,059.59      5,560.45
Vehicle 3 - payment is $285.09
 principal plus interest                2,629.72      7,867.22
Vehicle 4 - payment is $375.69
 principal plus interest                3,747.05      5,953.97
                                     -----------   -----------
  Totals                             $527,914.32   $ 24,332.66
                                     ===========   ===========
PAGE

5--LOANS PAYABLE

  This loan was to Suzanne Erkskine and was repaid in full on February 7, 1997 with no dispute.

6--LEASING COMMITMENTS
  The company leases office and warehouse facilities at a monthly rate of $2,500.00, without a formal agreement.

7--CONTRACTUAL AGREEMENTS

  a. The company contracts with Mentor Investments, Inc. to provide direct labor for certain jobs. 'Mentor' is responsible for the cost of the payroll taxes and workmens compensation insurance. 'Mentor' receives, for these services, the cost of the gross payroll plus 20%.

  b. The company contracted on February 15, 1995 to provide all sales and management services for SECO Abatement, Inc. The terms of this agreement allow the company to participate in 82% of the profits of SECO Abatement, Inc. These earnings are reflected as management fees in the financial statement.

8--CAPITAL STOCK
  The company has authorized 500,000 shares of common stock at no par value. As of December 31, 1996, 231,900 shares were issued with a stated value of $167,504.00.

   Shareholders
     John Guira                  54,500
     Jim Spachman                44,000
     Ron Riba                    76,000
     Fred Schmidt                34,000
     Others                      23,400
                              ---------
        Total                 $ 231,900
                              =========
9--TREASURY STOCK

  As of December 31, 1996, the company had 49,500 shares of treasury stock with a book value of $99,000.00.

  Treasury Stock Transaction     Shares       Amount
  --------------------------     -------   -----------
     Acquired January 1, 1995     90,500   $181,000.00
     Issued in 1995               29,000     58,000.00
     Issued in 1996               12,000     24,000.00
                                 -------   -----------
                                  49,500   $ 99,000.00
                                  ======   ===========
PAGE

                         SAFE ENVIRONMENT CORPORATION
                       SCHEDULE OF CONTRACTS IN PROCESS
                                JUNE 30, 1997



Costs and   Billings

Estimated   in

Earnings    Excess
                                                       Costs         Billing
in Excess   Costs &
Job    Contract Est.            Gross      %   Revenue to      Gross   to
of          Est.
Number Amount   Costs      %    Profit  Compl. Earned  Date    Profit  Dte
Billings    Earnings
- ------ ------- -------  ------- ------- ------ ------- ------- ------  -------
- -------  -------

 96074  $4,422,027  $3,095,419   30.00%  $1,326,608   86.52%  $3,825,930
$2,678,157  $1,147,781  $3,927,750  $    0   $101,812
 96098     285,000     220,875   22.50%      64,125   82.43%     234,925
182,067      52,858     162,000    72,925       0
- ------  ----------  ----------  -------  ----------  -------  ----------
- ----------  ----------  ----------  -------- --------
        $4,707,027  $3,316,294           $1,390,733           $4,060,863
$2,860,639  $1,200,639  $4,089,750  $ 72,925  $101,812
        ==========  ==========           ==========           ==========
==========  ==========  ==========  ========  ========

PAGE

                  RADKE & SCHLESNER, S.C.
                Certified Public Accountants
                  10750 West Howard Avenue
                 Milwaukee, Wisconsin 53228
                       (414) 328-1000




Roli Ink Corporation
4010 West Douglas Avenue
Milwaukee, Wi 53209


We have compiled the accompanying balance sheet of Roli Ink Corporation as of June 30, 1997 and the related statements of income, and cash flows for the 1 month and 6 months then ended, and the accompanying supplementary information, which is presented only for supplementary analysis purposes, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements and supplementary schedules information that is the representation of management. We have not audited or reviewed the accompanying financial statements and supplementary schedules and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principals. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operation, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.



Milwaukee, Wisconsin
July 11,1997
PAGE

                           ROLI INK CORPORATION
                               BALANCE SHEET
                            AS OF JUNE 30, 1997

                                  ASSETS



CURRENT ASSETS
  Cash - M & I Northern Bank                            $ 49,264.62
  Accounts receivable                                    282,346.79
  Inventory                                              184,701.90
  Prepaid insurance                                        4,627.30
  Prepaid Wisconsin
   corporate income tax                                      800.00
                                                        -----------
     Total current assets                               $521,740.61

Property and Equipment:

                                           Accumulated
                                              Depri-       Book
                                  Cost       ciation       Value
                               ----------  -----------  -----------
  Leasehold Improvements       $20,533.81  $  3,455.02  $ 17,078.79
  Fixtures & Equipment         319,911.28   217,482.42   102,428.86
  Transportation
    equipment                    9,478.84     4,598.86     4,879.98
                              -----------  -----------  -----------
     Total                    $349,923.93  $225,536.30   124,387.63
                              ===========  ===========
OTHER ASSETS
  Deposit                                                 20,302.20
                                                        -----------
     Total other assets                                   20,302.20
                                                        -----------
         Total assets                                   $666,430.44
                                                        ===========
PAGE

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion long-term debt                        $ 30,700.00
  Accounts payable                                        81,458.72
  Commissions payable                                     43,415.99
  401K loan payable                                          210.08
                                                        -----------
      Total current liabilities                         $155,784.79

  Long-term debt:
     Notes payable - treasury stock                       75,003.91
     Note payable - Gordon Page                           15,000.00
     Less: Current maturities                            (30,700.00)
                                                        -----------
      Total long-term debt                                59,303.91
                                                        -----------
           Total liabilities                             215,088.70

  Stockholder's equity:
     Capital stock                                         1,682.00
     Additional paid-in capital                          359,308.00
     Retained earnings                                    37,394.63
     Treasury stock                                     (140,000.00)
     AAA Shareholder distributions                       (33,640.00)
     Net income (loss) - year to date                    226,597.11
                                                        -----------
      Total stockholders' equity                         451,341.74
                                                        -----------
           Total liabilities &
            stockholders' equity                        $666,430.44
                                                        ===========

See Accountants' Compilation Report

PAGE

                           ROLI INK CORPORATION

                           Statements of Income
             For the 1 Month and 6 Months Ended June 30, 1997

                              Current              Year to
                               Month        %        Date         %
                            ------------  -------  -------------  -------
Sales:
 Ink sales                  $ 227,690.90   100.63  $1,399,809.82   101.83
 Ink sales discount            (1,428.46)   (0.63)    (25,192.21)    1.83
                            ------------  -------  -------------  -------
    Total sales               226,262.44   100.00   1,374,617.61   100.00
                            ------------  -------  -------------  -------
Cost of sales:
 Cost of raw
   materials                   68,170.47    30.13     492,604.03    35.84
 Packaging                       (455.25)   (0.20)     26,941.80     1.96
 Freight                        4,675.02     2.06      38,343.58     2.79
 Manufacturing
  supplies                      1,376.39     0.61       9,111.31     0.66
 Wages - Q.C.                   4,504.22     1.99      29,277.43     2.13
 Shop wages                     4,734.89     2.10      33,237.90     2.42
 Employment services
  shop                          1,506.82     0.66       6,261.77     0.45
 Production supervisory
   wages                        2,307.70     1.02      15,000.05     1.09
 Rent                           2,962.26     1.31      16,399.26     1.20
 Wages - delivery                 500.41     0.22       2,661.92     0.19
 Leased delivery
   vehicle                        451.82     0.20       3,354.53     0.24
 Utilities                        714.55     0.31       6,073.44     0.44
 Repairs &
  maintenance                   1,648.33     0.73       7,368.22     0.54
 Insurance - shop                 321.55     0.14       1,562.63     0.11
 Health insurance                 382.30     0.17       2,630.95     0.20
 Workman's comp.
  insurance                       542.96     0.24       2,290.67     0.16
 Property taxes                   539.42     0.24       3,547.13     0.26
 Insurance - delivery
  vehicle                         579.20     0.26         558.30     0.04
 FICA                             745.60     0.33       6,796.64     0.50
 Unemployment tax                  93.51     0.04       3,364.84     0.24
 401K match                       184.01     0.08       1,776.73     0.13
 Disability
  insurance                       124.23     0.05         124.23     0.01
 Life insurance                    16.80     0.01          16.80     0.00
 Vehicle delivery
  expense                         109.27     0.05       2,095.53     0.15
 Depreciation                   2,322.77     1.03      14,145.57     1.03
                            ------------  -------  -------------  -------
    Total cost of sales        99,049.25    43.78     725,545.26    52.78
                            ------------  -------  -------------  -------
      Gross profit            127,213.19    56.22     649,072.35    47.22
                            ------------  -------  -------------  -------
Expenses:
 Outside services                   0.00     0.00          40.00     0.00


 Operating supplies               301.60     0.13       2,382.06     0.18
 Lab supplies                       0.00     0.00       2,856.14     0.20
 Freight & postage                423.92     0.19       2,023.90     0.15
 Wages - lab                    2,923.08     1.29      19,000.00     1.38
 Officers salaries             11,615,38     5.14      75,499.97     5.50
 Bonuses                            0.00     0.00         150.00     0.01
 Wages - administrative         2,307.68     1.02      14,999.92     1.09
 Rent                             474.60     0.21       2,847.60     0.21
 Telephone lease                   83.03     0.03         498.18     0.03
 Equipment lease                   58.37     0.03         408.59     0.03
 Leased vehicle sales           1,968.25     0.87       7,703.81     0.56
 Wages office                   2,805.16     1.24      18,116.69     1.32
 Utilities                         89.59     0.04         917.61     0.07
 Telephone                        323.56     0.14       2,004.57     0.14
 Repairs & maintenance            422.36     0.19       2,875.70     0.21
 Independent sales rep         33,033.32    14.60     195,865.09    14.25
 Advertising & promotion            0.00     0.00       1,794.94     0.13
 Business insurance               119.29     0.05         490.72     0.04
 Health insurance                 875.83     0.39       5,406.24     0.39
 Workman's comp insurance         407.64     0.18       1,127.72     0.08
 Meals & entertainment              0.00     0.00       2,080.45     0.15
 Travel                             0.00     0.00       1,808.70     0.13
 Property taxes                    95.18     0.04         589.10     0.05
 Auto insurance                   129.60     0.06         119.07     0.01
 F.I.C.A. tax                   1,822.43     0.80       9,865.82     0.71
 Unemployment tax                  16.49     0.01         468.74     0.04
 401K match                       833.12     0.37       4,051.61     0.29
 Life insurance                    22.40     0.01          22.40     0.00
 Permits & licenses                 0.00     0.00          36.60     0.01
 Vehicle expense                  146.27     0.06         348.97     0.02
 Legal & accounting             1,799.25     0.80       7,419.25     0.54
 Professional services            239.28     0.10       3.080.45     0.23
 Depreciation                     654.59     0.29       3,927.54     0.28
 Dues & subscriptions             394.00     0.18       3,547.64     0.26
 Administrative expense         1,087.19     0.48       6,963.82     0.51
 Donations                          0.00     0.00         257.72     0.02
 Miscellaneous                     27.38     0.01         156.93     0.01
 Bank charges                       0.00     0.00         105.00     0.00
 Consulting expense             2,105.75     0.93      16,332.57     1.19
 Consulting services                0.00     0.00         653.69     0.05
                            ------------  -------  -------------  -------
    Total expenses             67,605.59    29.88     418,845.52    30.47
                            ------------  -------  -------------  -------
      Operating income
       (loss)                  59,607.60    26.34     230,226.83    16.75
                            ------------  -------  -------------  -------
Other income (expense):
 Interest                        (520.24)   (0.23)     (3,629.72)   (0.26)
                            ------------  -------  -------------  -------
    Total other income
     (expense)                   (520.24)   (0.23)     (3,629.72)   (0.27)
                            ------------  -------  -------------  -------
      Net income (loss)     $  59,087.36    26.11  $  226,597.11    16.48
                            ============  =======  =============  =======

             See Accountants' Compilation Report

                    ROLI INK CORPORATION
                  Statements of Cash Flows
      For the 1 Month and 6 Months Ended June 30, 1997

                                     Current        Year to
                                      Month           Date
                                   ------------   -------------
Cash flows from operating
  activities:
 Net income (loss)                 $  59,087.36   $  226,597.11
 Adjustments to reconcile net
  income to net cash provided
  by (used in) operating
  activities:

    Depreciation & amortization          654.59        3,927.54

 Changes in assets and liabilities:

    Decrease (increase)in accounts
      receivable                      39,869.50        5,012.19
    Decrease (increase) in
     inventory                       (10,691.04)     (16,448.33)
    Decrease (increase) in other
     current assets                    2,594.31      (24,929.50)
    Increase (decrease) in
     accounts payable                (40,406.92)     (35,790.39)
    Increase (decrease) other
     current liabilities             (42,258.96)    (118,483.81)
                                   ------------   -------------
      Total adjustments              (50,238.52)    (186,712.30)
                                   ------------   -------------
   Net cash provided by (used
    in) operating activities           8,848.84       39,884.81
                                   ------------   -------------
Cash flows from investing
 activities:

 Purchases of property and
  equipment                           (1,828.31)       4,249.87
                                   ------------   -------------
   Net cash provided by (used
     in) investing activities         (1,828.31)       4,249.87
                                   ------------   -------------
Cash flows from financing
 activities:

 Payments on long-term debt          (16,301.67)     (22,666.09)
 Shareholder distributions           (16,820.00)     (33,640.00)
                                   ------------   -------------
   Net cash provided by (used
    in) financing activities         (33,121.67)     (56,306.09)
                                   ------------   -------------
Net increase (decrease) in cash      (26,101.14)     (12,171.41)

Cash at beginning of period           75,365.76       61,436.03
                                   ------------   -------------
Cash at end of period              $  49,264.62   $   49,264.62
                                   ============   =============

             See Accountants' Compilation Report

                     ROLI INK CORPORATION

                   Statements of Cash Flows
       For the 1 Month and 6 Months Ended June 30, 1997

                                     Current        Year to
                                      Month           Date
                                   ------------   -------------
Analysis of cash accounts:
 Cash - M & I Northern Bank        $  49,264.62   $   49,264.62
                                   ------------   -------------
  Total cash                          49,264.62       49,264.62

    Cash at beginning of period       75,365.76       61,436.03
                                   ------------   -------------
 Increase (decrease) in cash       $ (26,101.14)  $  (12,171.41)
                                   ============   =============

Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest                                520.24        3,629.72
 Income taxes                            400.00       62,942.00

                See Accountants' Compilation Report


PAGE

                  SUPPLEMENTARY INFORMATION

                    ROLI INK CORPORATION
              Comparative Statements of Income
            For the 6 Months Ended June 30, 1997

                                 1997                  1996
                                Amount       %        Amount        %
                            -------------  ------  -------------  ------
Sales:
 Ink sales                  $1,399,809.82  101.83  $1,405,766.47  101.86
 Ink sales discount            (25,192.21)  (1.83)    (25,621.80)  (1.86)
                            -------------  ------  -------------  ------
    Total sales              1,374,617.61  100.00   1,380,144.67  100.00
                            -------------  ------  -------------  ------
Cost of sales:
 Cost of raw materials         492,604.03   35.84     547,111.24   39.64
 Packaging                      26,941.80    1.96      31,717.19    2.30
 Freight                        38,343.58    2.79      34,420.77    2.49
 Manufacturing supplies          9,111.31    0.66       9,164.79    0.67
 Wages - Q.C.                   29,277.43    2.13      19,749.99    1.43
 Shop wages                     33,237.90    2.42      37,638.60    2.73
 Employment services shop        6,261.77    0.45       7,956.93    0.57
 Production supervisory
   wages                        15,000.05    1.09      18,036.58    1.31
 Rent                           16,399.26    1.20      12,398.10    0.90
 Wages - delivery                2,661.92    0.19       2,734.58    0.20
 Leased delivery vehicle         3,354.53    0.24       1,844.40    0.13
 Utilities                       6,073.44    0.44       6,375.17    0.46
 Repairs & maintenance           7,368.22    0.54       6,539.23    0.48
 Insurance - shop                1,562.63    0.11       4,998.82    0.36
 Health insurance                2,630.95    0.20       2,343.99    0.17
 Workman's comp. insurance       2,290.67    0.16       3,581.89    0.26
 Property taxes                  3,547.13    0.26       2,865.96    0.20
 Insurance - delivery
  vehicle                          558.30    0.04       1,049.68    0.08
 FICA                            6,796.64    0.50       4,092.04    0.30
 Unemployment tax                3,364.84    0.24       3,270.28    0.23
 401K match                      1,776.73    0.13         514.02    0.04
 Disability insurance              124.23    0.01
 Life insurance                     16.80
 Vehicle delivery expense        2,095.53    0.15       2,850.24    0.21
 Depreciation                   14,145.57    1.03
                            -------------  ------  -------------  ------
  Total cost of sales          725,545.26   52.78     761,254.49    55.16
                            -------------  ------  -------------  -------
    Gross profit               649,072.35   47.22     618,890.18    44.84
                            -------------  ------  -------------  -------
PAGE

Expenses:
 Outside services                   40.00
 Operating supplies              2,382.06    0.18       4,524.37     0.33
 Lab supplies                    2,856.14    0.20       4,225.53     0.30
 Freight & postage               2,023.90    0.15       2,620.25     0.19
 Wages - lab                    19,000.00    1.38      24,076.88     1.75
 Employment serv office                                 3,978.00     0.29
 Officers salaries              75,499.97    5.50      79,646.14     5.77
 Bonuses                           150.00    0.01
 Wages - administrative         14,999.92    1.09      14,125.02     1.02
 Rent                            2,847.60    0.21       2,187.90     0.16
 Telephone lease                   498.18    0.03         562.24     0.04
 Equipment lease                   408.59    0.03         384.37     0.03
 Leased vehicle sales            7,703.81    0.56      11,618.38     0.84
 Wages office                   18,116.69    1.32      14,428.84     1.05
 Utilities                         917.61    0.07       1,029.74     0.07
 Telephone                       2,004.57    0.14       2,754.04     0.20
 Repairs & maintenance           2,875.70    0.21       5,816.26     0.42
 Independent sales rep         195,865.09   14.25     208,327.53    15.10
 Advertising & promotion         1,794.94    0.13         939.71     0.06
 Business insurance                490.72    0.04       1,245.11     0.09
 Health insurance                5,406.24    0.39       7,043.16     0.51
 Workman's comp insurance        1,127.72    0.08         705.02     0.06
 Meals & entertainment           2,080.45    0.15       2,138.07     0.15
 Travel                          1,808.70    0.13         356.78     0.03
 Property taxes                    589.10    0.05       1,794.36     0.13
 Auto insurance                    119.07    0.01       2,329.14     0.16
 F.I.C.A. tax                    9,865.82    0.71      12,484.52     0.91
 Unemployment tax                  468.74    0.04         577.03     0.04
 401K match                      4,051.61    0.29       3,297.57     0.24
 Life insurance                     22.40
 Permits & licenses                 36.60    0.01         200.00     0.01
 Vehicle expense                   348.97    0.02       1,649.12     0.12
 Bad debts                                                231.47     0.02
 Legal & accounting              7,419.25    0.54       4,752.50     0.35
 Professional services           3,080.45    0.23       3,685.31     0.26
 Office expense                                            (3.27)
 Depreciation                    3,927.54    0.28      22,854.45     1.66
 Dues & subscriptions            3,547.64    0.26       1,944.20     0.14
 Administrative expense          6,963.82    0.51
 Donations                         257.72    0.02
 Miscellaneous                     156.93    0.01         497.89     0.03
 Bank charges                      105.00                  59.97     0.01
 Consulting expense             16,332.57    1.19      18,842.77     1.36
 Consulting services               653.69    0.05      11,696.68     0.85
                            -------------  ------  -------------  -------
   Total expenses              418,845.52   30.47     479,627.05    34.75
                            -------------  ------  -------------  -------
     Operating income
      (loss)                   230,226.83   16.75     139,263.13    10.09
                            -------------  ------  -------------  -------
 Other income & (expense):
  Interest                      (3,629.72)  (0.26)     (6,404.71)   (0.46)
  Management fee expense                              (15,000.00)   (1.09)
                            -------------  ------  -------------  -------
    Total other income
     & (expense)                (3,629.72)  (0.27)    (21,404.71)   (1.55)
                            -------------  ------  -------------  -------

    Income (loss)
        before taxes           226,597.11   16.48     117,858.42     8.54

 Wisconsin income tax                                   9,657.00     0.70
 Federal income tax                                    24,900.60     1.80
                            -------------  ------  -------------  -------
      Net income (loss)     $  226,597.11   16.48  $   83,300.82     6.04

             See Accountants' Compilation Report

PAGE

Roli Ink Corporation
4010 West Douglas Avenue
Milwaukee, WI 53209

Gentlemen:

Pursuant to your instructions, we have prepared and submit herewith the financial statements of:

ROLI INK CORPORATION
(A WISCONSIN CORPORATION)
MILWAUKEE, WISCONSIN

consisting of the following Exhibits and Schedules:

                    -Independent Auditor's Report

     EXHIBIT "A"-Comparative Balance Sheet
                         December 31, 1996 and 1995

     SCHEDULE "B"-Comparative Statement of Retained Earnings,
                         December 31, 1996 and 1995

     EXHIBIT "C"-Comparative Statement of Income
                         Twelve Months Ended December 31, 1996 and 1995

     EXHIBIT "D"-Cash Flow Statement,
                         Twelve Months Ended December 31, 1996 and 1995

     EXHIBIT "E"-Footnotes to Financial Statements
                         December 31, 1996
PAGE

                         POULOS & BAYER LTD.
                     CERTIFIED PUBLIC ACCOUNTANTS




                     INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Roli Ink Corporation
4010 West Douglas Avenue
Milwaukee, Wisconsin 53209

We have audited the accompanying balance sheet  of Roli Ink Corporation(a
Wisconsin Corporation) as of December 31, 1996 and 1995 and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Roli Ink Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Respectfully submitted,





Poulos and Bayer, Ltd.
July 21,1997
PAGE

                    ROLI INK CORPORATION EXHIBIT "A"
                 COMPARATIVE BALANCE SHEET
                 DECEMBER 31, 1996 AND 1995


                           ASSETS



                                     1996        1995
Current Assets
 Cash                           $61,436.03    $ 69,284.36
 Accounts receivable            287,358.98     251,517.62
 Inventory                      168,253.57     190,946.41
Total Current Assets            $517,048.58   $511,748.39

Fixed Assets
 Cost basis                     $340,028.23   $303,270.00
 Less: Accumulated depreciation (177,678.13)  (133,873.55)
Net Fixed Assets                162,350.10     169,396.45

Other Assets
 Security deposits

Total Assets                    $679,398.68   $687,109.55


            LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable               $117,249.11   $122,332.49
 Commissions payable            38,821.57       64,602.40
 Accrued management fee         50,000.00       15,000.00
 Accrued consulting fees        10,346.31       18,006.12
 Accrued corporate taxes        62,142.00       13,371.00
 Notes payable - current
   portion                      30,700.00      106,720.00
 Deferred corporate taxes        9,822.00        2,492.00
Total Current Liabilities       $319,080.99   $342,524.01

Long-Term Liabilities
 Notes Payable                  $112,670.00   $175,620.00
 Less: Current portion          (30,700.00)   (106,720.00)
Net Long-Term Liabilities         81,970.00     68,900.00

Stockholder's Equity
 Capital stock                  $1,577.00     $  1,577.00
 Additional paid in capital     298,510.00     298,510.00
 Retained earnings              118,260.69     (24,401.46)
 Treasury stock                 (140,000.00)
Total Stockholder's Equity      278,347.69     275,685.54

Total Liabilities and Stockholder's
 Equity                         $679,398.68   $687,109.55

PAGE

ROLI INK CORPORATION EXHIBIT "B"
COMPARATIVE STATEMENT OF RETAINED EARNINGS
DECEMBER 31, 1996 AND 1995


                    December 31,
                    1996     1995
Balance: January 1$     (24,401.46$     (73,496.25)

Add: Net Profit - Exhibit "C"     142,662.15     49,094.79

Balance: December 31$     118,260.69$     (24,401.46)
PAGE

ROLI INK CORPORATION  EXHIBIT "C"
COMPARATIVE STATEMENT OF INCOME
TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                        Twelve Months Ended
                    December 31, 1996                 December 31, 1995
          Amount     Percent     Amount     Percent
Sales
     Ink Sales$     2,898,230.30     101.85%$     2,668,937.87     101.50%
     Less: Sales
      discounts     (52,687.21)     (1.85)     (39,370.83)     (1.50%)
Net Sales$     2,845,543.09     100.00%$     2,629,567.04     100.00%

Cost of Sales
     Freight$     72,194.85     2.54%$     72,749.83     2.77%
     Manufacturing
      supplies     17,673.64     0.62%     15,223.70     0.58%
     Packaging     71,369.52     2.51%     70,142.29     2.67%
     Purchases     1,108,663.75     38.96%     1,077,651.68     40.98%
     Quality control
       wages     53,231.40     1.87%     40,354.55     1.53
     Shop wages     76,642.28     2.69%     96,123.27     3.66%
Total Cost of
 Sales$     1.399,775.44     49.19%$     1,372,245.32     52.19%

Gross Profit$     1,445,767.65     50.81%$     1,257,321.72     47.81%

Less: Operating
 Expenses     311,724.58     10.95%     321,059.37     12.21%

Net Profit Before
 Selling and Administrative
 Expenses$     1,134,043.07     39.85%$     936,262.35     35.61%

Less: Selling and Administrative
 Expenses     780,270.24     27.42%     817,670.33     31.10%

Net Profit Before
 Other Expenses$     353,772.83     12.43%$     118,592.02     4.51%

Other Expenses
 Interest
 expense$     12,545.56     0.44%$     7,969.34     0.30%
Management fee     115,293.12     4.05%     45,414.89     1.73%
Total Other
 Expenses$     127,838.68     4.49%$     53,384.23     2.03%

Net Profit Before Corporate
 Income Taxes$     225,934.15     7.94%$     65,207.70     2.48%

Corporate Income Taxes
     Current$     75,942.00     2.67%$     13,621.00     0.52%
     Deferred     7,330.00     0.26%     2,492.00     0.09%
Total Corporate Income
 Taxes$     83,272.00     2.93%$     16,113.00     0.61%

Net Profit
 (Loss)$     142,662.15     5.01%$     49,094.79     1.87%PAGE

ROLI INK CORPORATION EXHIBIT "D"
CASH FLOW STATEMENT
TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                    Twelve Months Ended
          December 31,     December 31,
          1996     1995

CASH FLOWS FROM OPERATING ACTIVITIES
     Net profit $     142,662.15$     49,094.79
     Adjustments to reconcile net profit
      with cash
     Depreciation     43,804.58     28,905.01
     Other changes:
     Change in accounts receivable     (35,841.36)     (30,869.04)
     Change in inventory     22,692.84     (57,411.59)
     Change in deposits     5,964.71     (936.11)
     Change in accounts payable     (5,083.38)     18,618.18
     Change in accrued expenses     1,559.36     22,833.60
     Change in accrued income taxes     48,771.00     13.168.00
     Change in deferred income taxes     7,330.00     2,492.00

CASH FLOWS FROM OPERATING ACTIVITIES$     231.859.90$     45,894.84

CASH FLOWS FROM INVESTING ACTIVITIES
     Fixed assets acquired     (36,758.23)     (146.396.28)

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in notes payable$     (62,950.00)$     96,620.00
     Treasury stock purchase     (140,000.00)     0.00

NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES$     (202,950.00)$     96,620.00

NET CASH CHANGE$     (7,848.33)$     (3,881.44)

CASH BALANCE JANUARY 1     69,284.36     73,165.80

CASH BALANCE DECEMBER 31$     61,436.03$     69,284.36
PAGE

ROLI INK CORPORATION EXHIBIT "E"
FOOTNOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996

1.COMPANY BACKGROUND

The company is a Wisconsin Corporation formed March 1, 1986. Its main business activity is the production of ink products used primarily by the packaging industry.

2.SIGNIFICANT ACCOUNTING POLICIES

A. Accounts Receivable
Management deems all receivables are collectible and no provisions for bad debts are required.

B. Inventory
Inventory is stated at cost using the first-in, first-out method.

C. Fixed Assets
All assets are acquired in 1995 and 1996 are depreciated over their useful life using the 150% declining method.

D. Notes Payable
The following indebtedness is reflected on the balance sheet:

          December 31,     December 31,
          1996     1995
a.) M & I Northern Bank
     Payable monthly $2,206.15 principal
     and interest paid on 9/9/96$     0.00$     88,000.00

     b.) M & I Northern Bank
     Paid in full on 2/1/96     0.00     37,000.00

     c.) Automatan, Inc.
     Purchase of equipment paid in
     full 4/1/96     0.00     50,620.00

     d.) M & I Northern Bank
     Dated 6/30/96 payable monthly
     $1,873.96 principal and interest.
     Balance of $40,659.54 due on
     6/20/99.$     82,670.00     0.00

     e.) Gordon Page
     Payable $15,000 6/30/97
             $15,000 6/30/98
     No interest     30,000.00     0.00

     Totals$     112,670.00$     175,620.00







3.COMMITMENTS EXHIBIT "E"
a.) The company leases manufacturing and office facilities under a lease dated
9/1/96 through 9/30/99.
     Terms of the lease are; per month;
     Base month$     3,164.00
     Real estate tax     530.30

Additionally, company leased on 6/1/97 1,685 square feet at a cost of $262.86 per month.

b.) The company is committed to pay a consulting agreement in the amount of $2,000 per month through 1999. This is payable to the original owner of the company.
PAGE> 50<PAGE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CGI HOLDING CORPORATION


Dated:  August 29, 1997              By:/S/John Giura, Principal Accounting,
                                         and Chief Financial Officer

