Form 10QSB
period 1997-09-30
GEMSTAR ENTERPRISES INC
filed 1997-11-21
CIK 829323

U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                               FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: September 30, 1997

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT OF 1934

                   Commission File Number:  33-19980-D

                         CGI HOLDING CORPORATION
                    --------------------------------

     (Exact name of small business issuer as specified in its charter)

          Nevada                        87-0450450
     --------------------       ------------------------------
     (State or other jurisdiction   (I.R.S. Employer Identification
     OF incorporation or organization) No.)

     8400 Brookfield Avenue, Brookfield, Illinois        60513
     -------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

                             (708) 485-3434
                     -------------------------------
                        (Issuer telephone number)

     Gemstar Enterprises, Inc., 73-251 Amber Street, Palm Desert,
     California 92260
     --------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

          Check whether the Issuer (1) filed all reports required
     to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.        Yes [X]
     No [  ]   Yes [ ]   No [x]


     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the
     issuer's classes of common equity, as of the latest practicable
     date:    8,272,779 shares of its $0.001 par value common stock
     as of November 18, 1997.

     Transitional Small Business Disclosure Format (check one)  Yes
     [  ]  No  [X]


     PART I-FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                    CGI HOLDING CORPORATION, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)


                                ASSETS

                                             December 30,
                                                 1997
                                             -----------
     Current Assets
            Cash                             $    28,391
            Accounts receivable                2,396,101
            Inventory                            182,231
            Other current assets                  93,037
                                             -----------

               Total Current Assets            2,699,760
                                             -----------
     Property and Equipment
            Leasehold improvements                28,262
            Fixtures and equipment               441,336
            Vehicles                             155,404
            Contracting equipment                426,826
                                             -----------
                                               1,051,828
            Less: accumulated depreciation      (639,643)
                                             -----------
               Net Property and Equipment        412,185
                                             -----------
     Deposits and other assets                     3,552
                                             -----------
     Total Assets                            $ 3,115,497
                                             ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
            Accounts payable                 $   656,196
            Commissions payable                   50,327
            Short-term borrowings                110,341
            Accrued liabilities                   74,092
            Income taxes payable                 283,110
            Billings over cost and
             estimated earnings                  111,399
            Current portion of
              long-term debt                     505,608
                                             -----------
           Total Current Liabilities           1,791,073
                                             -----------
     Long-term debt, net of
     current portion                             185,526

     Deferred Income Tax                           9,822
                                              ----------
            Total Long-Term Liabilities          195,348

     Stockholders' Equity
            Preferred stock, $0.001 par value,
             5,000,000 shares authorized; no
             shares issued or outstanding           -
            Common stock - $0.001 par value;
             100,000,000 shares authorized,
             8,272,779 issued and outstanding      8,273
            Additional paid-in capital           248,616
            Retained earnings                    872,187
                                             -----------

               Total Stockholders' Equity      1,129,076
                                             -----------
     Total Liabilities and
      Stockholders' Equity                   $ 3,115,497
                                             ===========

     See the accompanying notes to condensed consolidated financial statements.



                    CGI HOLDING CORPORATION, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                           For the Three Months   For the Nine Months
                            Ended September 30,    Ended September 30,
                          ----------------------  ----------------------
                             1997        1996        1997       1996
                          ----------  ----------  ----------  ----------
Sales                     $2,163,171  $4,309,685  $6,438,423  $7,000,075

Cost of goods sold         1,446,380   2,794,011   4,136,584   4,424,001
                          ----------  ----------  ----------  ----------

Gross profit                 716,791   1,515,674   2,301,839   2,576,074

General and admin-
istrative expense            486,093     809,170   1,472,698   1,702,032
                          ----------  ---------- -----------  ----------
Income from Operations       230,698     706,504     829,141     874,042
                          ----------  ---------- -----------  ----------
Other Income(Expense)
  Other                         (23)           4       92,901     80,647
  Interest income               -           -           1,236       -
  Interest expense           (16,978)    (29,471)     (41,867)   (62,086)
                          ----------  ----------  ----------- ----------
     Total Other
       Income                (17,001)    (29,467)      52,270     18,561
                          ----------  ----------  ----------- ----------
Income before income
  taxes                      213,697     677,037      881,411    892,603

Income tax provision          76,777     196,958      284,310    258,386
                          ---------- -----------  ----------- ----------
Net Income                $  136,920 $   480,079  $   597,101 $  634,217
                          ========== ===========  =========== ==========
Net Income Per
 Common Share             $     0.02 $      0.10  $      0.10 $     0.13
                          ========== ===========  =========== ==========

Weighted average
 number of common
 shares outstanding        7,264,863   4,961,056    5,737,431   4,961,056
                          ========== ===========  =========== ===========

See the accompanying notes to condensed consolidated financial statements.



                     CGI HOLDING CORPORATION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                      Increase (Decrease) in Cash
                     ----------------------------

                                           For the Nine Months
                                            Ended September 30,
                                           ---------------------
                                              1997       1996
                                           ---------  -----------
 Cash Flows From Operating Activities
     Net profit                            $ 597,101  $   634,216
     Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities:
         Depreciation and amortization        79,046       70,344
         Change on accounts receivable      (721,206)  (2,861,508)
         Change in employee loan                 400         -
         Changes in inventory                 12,905       29,643
         Change in prepaid insurance          27,755       27,917
         Change in cost and estimated
          earnings over billings              32,007      (21,041)
         Change in deposits                      941          997
         Change in accounts payable          (37,644)     878,716
         Change in accrued expenses          204,665      414,474
         Change in accrued income taxes      (18,376)     217,437
         Change in billing in excess of
          cost and estimated earnings         10,217         -
         Change in investment in all
          weather roofing                       -           5,000
                                           ---------   ----------
            Net Cash Provided by (Used
              in) Operating Activities       187,811     (603,805)
                                           ---------   ----------
 Cash Flows From Investing Activities
   Purchase of property and equipment       (126,610)    (147,616)
                                           ---------   ----------
            Net Cash Used in Investing
             Activities                     (126,610)    (147,616)
                                           ---------   ----------
  Cash Flows From Financing Activities
       Proceeds from sale of common stock     48,510         -
       Change in loan payable                 11,500      880,248
       Change in notes payable               (50,558)    (165,025)
       Distribution to shareholder           (33,640)        -
       Redemption of common stock            (81,500)     (90,000)
                                           ---------   ----------
            Net Cash Provided by (Used
              by) Financing Activities      (105,688)     625,223
                                           ---------   ----------

 Net Decrease in Cash                        (44,487)    (126,198)
 Cash at Beginning of Period                  72,878      164,075
                                           ---------   ----------
 Cash at End of Period                     $  28,391   $   37,877
                                           =========   ==========

See the accompanying notes to condensed consolidated financial statements.


                     CGI HOLDING CORPORATION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

     NOTE 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments, except as disclosed herein. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements of Safe Environment Corporation and Roli Ink Corporation included in the Company's Form 10-QSB dated June 30, 1997. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1997.

     The consolidated financial statements include the accounts of Safe Environment Corporation and Roli Ink Corporation for all periods presented and the accounts of CGI Holding Corporation from July 28, 1997. All intercompany accounts and transactions have been eliminated upon consolidation.

     NOTE 2--REORGANIZATION WITH SAFE ENVIRONMENT CORP.
     AND ROLI INK CORPORATION

     On July 28, 1997, the Company entered a reorganization with two privately held corporations, Safe Environment Corporation
     (Safe), a Wisconsin corporation, and Roli Ink Corporation
     (Roli), an Illinois Corporation. As part of the reorganization, the Company changed its name to CGI Holding Corporation, and agreed to complete a 1-for-5 reverse stock split of the outstanding common shares resulting in 3,311,723 common shares being outstanding immediately before the reorganization. The Company then issued a controlling interest of 4,961,056 shares (post-split) to the shareholders of Safe and Roli.

     The reorganization was accounted for as the purchase of Gemstar Enterprises, Inc. under the purchase method of accounting. The 3,311,723 shares deemed issued in the acquisition were valued at $(384), which was Gemstar's net capital deficiency on the date of the reorganization. The operations of Gemstar have been included in the consolidated results of operations from July
     28, 1997.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     General
     -------

          CGI Holding Corporation, (the "Company"), was incorporated under the laws of the State of Nevada in October of 1987, under the name of North Star Petroleum, Inc. and completed a public offering of its common stock and warrants in August of 1988. Subsequent to the public offering, the Company engaged in the exploration, development and production of oil and gas on a joint venture basis with other industry partners and real estate development.

          The Company's prior operations proved unsuccessful and from 1993 until July 1997, the Company had essentially no operations. Since the sale of its prior business, the Company was seeking to acquire assets or to acquire or merge with an existing operating entity in order to establish business operations. On June 30, 1997, the Company signed two separate Agreements and Plan of Reorganization, (the "Reorganization Agreements") to acquire Roli Ink Corporation, a Wisconsin corporation ("RIC"), and Safe Environment Corp., an Illinois corporation ("SECO"), in a so called "reverse acquisition" transaction with a closing date of July 28, 1997. On the closing date, all shareholders of RIC and SECO approved the transaction and tendered their stock certificates in RIC and SECO in exchange for shares of the Company's Common Stock. The businesses of the two acquired corporation became the business of the Company as well as the management of the acquired corporation becoming the management of the Company. The Company changed its fiscal year end from September 30, to December 31, which is the fiscal year end of RIC and SECO.

          Under the terms of the Reorganization Agreements, the Company acquired all of the issued and outstanding shares of RIC and SECO for an aggregate of 4,961,056 shares of Common Stock. As a result of the purchase of RIC and SECO, shareholders of the Acquired Corporations own approximately 59.9% of the Company. The RIC shareholders represent 26.6% and the SECO shareholders represent 33.3% of the Company. After the acquisition, individuals associated with the Acquired Corporations purchased, from existing shareholders of the Company, an additional 1,160,000 shares of Common Stock.

          Pursuant to the Reorganization Agreement, RIC's and SECO's business became the business of the Company and John Giura and Ann K. Knaack, who were appointed directors of the Company on the Closing Date, will manage the operations of the Company as well as the operations of RIC and SECO.

          RIC was incorporated in the State of Wisconsin in 1985 for the purpose of manufacturing and selling water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks versus solvent inks, RIC developed, in house, a new ink product line. With its new product line, RIC began focusing on the corrugated box manufactures who were producing display grade boxes. This area represented potentially good volume and the box manufactures could pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion.

          In addition to specialty corrugated ink, RIC sells ink to envelope and label manufacturers and medical packaging plants. It also sells a conductive and static dissipative coating used in electronics packaging.

          SECO was formed in November 1987 to provide asbestos abatement services. SECO has been involved in the asbestos abatement industry since its formation. SECO provides asbestos abatement services to industrial and government concerns desiring to remove asbestos in the workplace or other environments in order to remedy the health risks associated with asbestos and to return the plants and or office facilities to operation on a timely basis.

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

     Liquidity and Capital Resources
     -------------------------------

          For the quarter ended September 30, 1997, the Company had assets of $3,115,612 and liabilities of $1,990,522. As of September 30, 1997, the Company had working capital of $678,853 consisting primarily of accounts receivable from its subsidiary SECO. The Company feels these receivables are collectible and that all liabilities will be able to be paid in a timely manner. Through the acquisition of SECO and RIC the Company increased its property, plant and equipment by $412,185.

          The Company's operations with the addition of the new subsidiaries, Roli and SECO, are profitable and able to cover ongoing expenses. Currently, the Company has the plants and equipment needed to carry on its existing operations and to expand sales in its current geographical coverage areas. The Company does want to expand its operations in both subsidiaries and may seek outside sources of financing including potentially equity and/or debt financing as warranted.

     Results of Operations
     ---------------------

          Through the acquisition of RIC and SECO, the Company acquired two businesses that combined to produce $136,920 for the quarter ended September 30, 1997. For the quarter ended September 30, 1997, SECO produced income of $82,907, on sales of $1,505,879 and RIC produced income of $54,013 on sales of $657,292. Without the acquisition of RIC and SECO, the Company would of had no revenue.

          Although the Company produced income for the quarter ended September 30,1997, as opposed to the same time frame in 1996, its operating subsidiary SECO experienced decreased revenue over the same period in 1996. For the quarter ended September 30, 1996, SECO had income of $428,127 as opposed to the $82,907 produced in 1997. This decrease was the result of fewer projects to bid on in 1997 as opposed to 1996. SECO is hopeful that by expanding its geographical area, it can reverse this trend of fewer contracts to bid on.

          RIC experienced only slight gains over its income in 1996 having produced income of $51,952 for the quarter ended September 30, 1996, as opposed to the $54,013 for the 1997 quarter. For the nine months ended September 30, 1997, Roli experienced substantial gains over 1996, having produced $249,524 in income as opposed to $132,188 for the same time frame in 1996. SECO on the other hand decreased to $347,577 for the nine months ended September 30, 1997, from the $502,029 in 1996.

          The Company is hopeful to reduce some of the administrative expenses by combining certain functions which can be handled at the parent company level. As the acquisition has only recently been complete, it is difficult to determine how the combined entities will perform.

          AS the Company is able to streamline its general and administrative expenses, it is hopeful that it can expand the geographical service area for SECO and RIC to increase revenue. The Company is hopeful that with the cash flow generated by the two operations, the Company will be able to expand its new subsidiaries service areas and thereby expand their business.

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

          As a result of the acquisition of the two companies, RIC and SECO, the Company changed its fiscal year end from September 30 to December 31 the fiscal year end of the two new subsidiaries. The fiscal year end was changed to better match were the operations of the Company were occurring.

     ITEM 5.  OTHER INFORMATION

          None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
                 ----------

               None

          (b)  Reports on From 8-K.
               ---------------------

          None.  Information required to be reported pursuant to
     Item 1,2, and 6 of Form 8-K has been included or reference in this Form 10-QSB for the Quarter ended June 30, 1997.



     SIGNATURES

          Pursuant to the requirements of the Securities
     Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CGI HOLDING CORPORATION



     Dated: November 21, 1997             By: /S/ John Giura
	    -----------------             ------------------
                                          John Giura, Principal
                                          Accounting,and Chief
                                          Financial Officer