Form 10QSB/A
period 1997-06-30
GEMSTAR ENTERPRISES INC
filed 1997-12-11
CIK 829323

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                        ITEM 5.  OTHER INFORMATION

     As a result of the acquisition of Roli Ink Corporation and Safe Environment Corp., the Company changed its fiscal year from September 30 to the fiscal year end of Role and SECO which is December 31. The Company believes the change in fiscal year is appropriate as all operations will be conducted in Roli and SECO. Additionally, the Company has had no operations for several years so the change of fiscal year end would not affect the financial operations of the Company as much as it would it new operating subsidiaries.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CGI HOLDING CORPORATION


Dated:  December 9, 1997             By:/S/John Giura, Principal Accounting,
                                         and Chief Financial Officer