Form 10QSB/A
period 1997-09-30
GEMSTAR ENTERPRISES INC
filed 1997-12-15
CIK 829323

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


                                ASSETS

                                            September 30,
                                                 1997
                                             -----------
     Current Assets
            Cash                             $    28,391
            Accounts receivable                2,396,101
            Inventory                            182,231
            Other current assets                  93,037
                                             -----------

               Total Current Assets            2,699,760
                                             -----------
     Property and Equipment
            Leasehold improvements                28,262
            Fixtures and equipment               441,336
            Vehicles                             155,404
            Contracting equipment                426,826
                                             -----------
                                               1,051,828
            Less: accumulated depreciation      (639,643)
                                             -----------
               Net Property and Equipment        412,185
                                             -----------
     Deposits and other assets                     3,552
                                             -----------
     Total Assets                            $ 3,115,497
                                             ===========







                LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
            Accounts payable                 $   656,196
            Commissions payable                   50,327
            Short-term borrowings                110,341
            Accrued liabilities                   74,092
            Income taxes payable                 283,110
            Billings over cost and
             estimated earnings                  111,399
            Current portion of
              long-term debt                     505,608
                                             -----------
           Total Current Liabilities           1,791,073
                                             -----------
     Long-term debt, net of
     current portion                             185,526
     Deferred Income Tax                           9,822
                                              ----------
            Total Long-Term Liabilities          195,348
                                              ----------
     Stockholders' Equity
            Preferred stock, $0.001 par value,
             5,000,000 shares authorized; no
             shares issued or outstanding           -
            Common stock - $0.001 par value;
             100,000,000 shares authorized,
             8,272,779 issued and outstanding      8,273
            Additional paid-in capital           407,241
            Retained earnings                    713,562
                                             -----------

               Total Stockholders' Equity      1,129,076
                                             -----------
     Total Liabilities and
      Stockholders' Equity                   $ 3,115,497
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


                           CGI HOLDING CORPORATION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                      Increase (Decrease) in Cash
                     ----------------------------

                                           For the Nine Months
                                            Ended September 30,
                                           ---------------------
                                              1997       1996
                                           ---------  -----------
 Cash Flows From Operating Activities
     Net profit                            $ 597,101  $   634,217
     Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities:
         Depreciation and amortization        79,046       70,344
         Change in accounts receivable      (721,206)  (2,861,508)
         Change in employee loan                 400         -
         Change in inventory                  12,905       29,643
         Change in prepaid insurance          27,755       27,917
         Change in cost and estimated
          earnings over billings              32,007      (21,041)
         Change in deposits                      941          997
         Change in accounts payable          (37,644)     878,716
         Change in accrued expenses          204,665      414,473
         Change in accrued income taxes      (18,376)     217,437
         Change in billing in excess of
          cost and estimated earnings         10,217         -
         Change in investment in all
          weather roofing                       -           5,000
                                           ---------   ----------
            Net Cash Provided by (Used
            in) Operating Activities        187,811     (603,805)
                                           ---------   ----------
 Cash Flows From Investing Activities
   Purchase of property and equipment       (126,610)    (147,616)
                                           ---------   ----------
            Net Cash Used in Investing
             Activities                     (126,610)    (147,616)
                                           ---------   ----------
  Cash Flows From Financing Activities
       Proceeds from sale of common stock     48,510         -
       Change in loan payable                 11,500      880,248
       Change in notes payable               (50,558)    (165,025)
       Distribution to shareholder           (33,640)        -
       Redemption of common stock            (81,500)     (90,000)
                                           ---------   ----------
            Net Cash Provided by (Used
              by) Financing Activities      (105,688)     625,223
                                           ---------   ----------

 Net Decrease in Cash                        (44,487)    (126,198)
 Cash at Beginning of Period                  72,878      164,075
                                           ---------   ----------
 Cash at End of Period                     $  28,391   $   37,877
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

NOTE 2--REORGANIZATION WITH SAFE ENVIRONMENT CORPORATION
AND ROLI INK CORPORATION

     On July 28, 1997, the Company entered a reorganization with two privately held corporations, Safe Environment Corporation (Safe), an Illinois Corporation, and Roli Ink Corporation (Roli), a Wisconsin Corporation. As part of the reorganization, the Company changed its name to CGI Holding Corporation, and completed a 1-for-5 reverse stock split of the outstanding common shares resulting in 3,311,723 common shares being outstanding immediately before the reorganization. The Company then issued a controlling interest of 4,961,056 shares (post-split) to the shareholders of Safe and Roli.

     The reorganization was accounted for as the purchase of Gemstar Enterprises, Inc. under the purchase method of accounting. The 3,311,723 shares deemed issued in the acquisition were valued at$(384), which was Gemstar's net capital deficiency on the date of the reorganization. The operations of Gemstar have been included in the consolidated results of operations from July 28, 1997.


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

     The Company's prior operations proved unsuccessful and from 1993 until July 1997, the Company had essentially no operations. Since the sale of its prior business, the Company was seeking to acquire assets or to acquire or merge with an existing operating entity in order to establish business operations. On June 30, 1997, the Company signed two separate Agreements and Plan of Reorganization, (the "Reorganization Agreements") to acquire Roli Ink Corporation, a Wisconsin corporation ("RIC"), and Safe Environment Corp., an Illinois corporation ("SECO"), in a so called "reverse acquisition" transaction with a closing date of July 28, 1997. On the closing date, all shareholders of RIC and SECO approved the transaction and tendered their stock certificates in RIC and SECO in exchange for shares of the Company's Common Stock. The businesses of the two acquired corporations became the business of the Company as well as the management of the acquired corporation becoming the management of the Company. The Company changed its fiscal year end from September 30, to December 31, which is the fiscal year end of RIC and SECO.

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

     RIC was incorporated in the State of Wisconsin in 1985 for the purpose of manufacturing and selling water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks versus solvent inks, RIC developed, in-house, a new ink product line. With its new product line, RIC began focusing on the corrugated box manufactures who were producing display grade boxes. This area represented potentially good volume and the box manufactures could pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion.

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


Liquidity and Capital Resources
-------------------------------

     For the quarter ended September 30, 1997, the Company had assets of $3,115,497 and liabilities of $1,986,421. As of September 30, 1997, the Company had working capital of $908,687 consisting primarily of accounts receivable from its subsidiary SECO. The Company feels these receivables are collectible and that all liabilities will be able to be paid in a timely manner. Through the acquisition of SECO and RIC the Company increased its property, plant and equipment by $412,185.

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

Results of Operations
---------------------

     Through the reorganization of RIC and SECO into the Company, combined operations produced net income of $136,920 (($0.03 per share) for the quarter ended September 30, 1997 and $597,101 ($0.10 per share) for the nine months then ended. Net income from combined operations was $480,079 ($0.10 per share) for the three months ended September 30, 1996 and $634,217 ($0.13 per share) for the nine months then ended. For the quarter ended September 30, 1997, SECO produced income of $82,907, on sales of $1,505,879 and RIC produced income of $54,013 on sales of $657,292. Without the acquisition of RIC and SECO, the Company would have had no revenue.

     Although the Company produced income for the quarter ended
September 30,1997, as opposed to the same time frame in 1996, its operating subsidiary SECO experienced decreased net income over the same period in 1996. For the quarter ended September 30, 1996, SECO had income of $428,127 as opposed to the $82,907 produced in 1997.
This decrease was the result of one major annual project which took place in August - September 1996 but in 1997, the same project was delayed to the fourth quarter. Accordingly, the fourth quarter of 1997 should be more profitable than the fourth quarter of 1996. The company is confident that its earnings for all of 1997 will show an improvement over 1996.

     RIC experienced only slight gains over its income in 1996 having produced income of $51,952 for the quarter ended September 30, 1996, as opposed to the $54,013 for the 1997 quarter. For the nine months ended September 30, 1997, Roli experienced substantial gains over 1996, having produced $249,524 in income as opposed to $132,188 for the same time frame in 1996. SECO on the other hand decreased to $347,577 for the nine months ended September 30, 1997, from the $502,029 in 1996, for the reasons explained above.

     The Company is hopeful to reduce some of the administrative expenses by combining certain functions which can be handled at the parent company level. As the acquisition has only recently been completed, it is difficult to determine how the combined entities will perform.

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

          As a result of the acquisition of the two companies, RIC and SECO, the Company changed its fiscal year end from September 30 to December 31 the fiscal year end of the two new subsidiaries. The fiscal year end was changed to better match the operations of the Company.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          ----------
          None

     (b)  Reports on From 8-K.
           ---------------------

          None.  Information required to be reported pursuant to
          Item 1,2, and 6 of Form 8-K has been included or reference in the Form 10-QSB for the Quarter ended June
          30, 1997.



     SIGNATURES

          Pursuant to the requirements of the Securities
     Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CGI HOLDING CORPORATION



     Dated: December 9, 1997             By: /S/ John Giura
            -----------------             ------------------
                                          John Giura, Principal
                                          Accounting, and Chief
                                          Financial Officer