Form 10KSB
period 1997-12-31
GEMSTAR ENTERPRISES INC
filed 1998-04-14
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1997
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                              --------------------
                       Commission File Number 33-19980-D

                            ----------------------
                            CGI Holding Corporation
                      -----------------------------------
               (Exact name of registrant as specified in charter)

        Nevada                                     87-0450450
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

8400 Brookfield Avenue, Brookfield, Illinois                  60513
---------------------------------------------             ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code (708)  485-3434
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes
[ ]  No  [X]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.    [ ]

  State issuer's revenues for its most recent fiscal year:  $8,885,787

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at March 19, 1998, of $1.25 per share, the market value of shares held by nonaffiliates would be $6,995,959.

  As of March 19, 1998, the Registrant had 8,272,777 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

     CGI Holding Corporation, (the "Company"), was incorporated under the laws of the State of Nevada in October of 1987, under the name of North Star Petroleum, Inc. and completed a public offering of its common stock and warrants in August of 1988. Subsequent to the public offering, the Company engaged in the exploration, development and production of oil and gas on a joint venture basis with other industry partners and real estate developments.

     The Company's prior operations proved unsuccessful, and, from 1993 until
July 1997, the Company had essentially no operations.     Since the sale of
its prior business, the Company was seeking to acquire assets or to acquire or merge with an existing operating entity in order to establish business operations. On June 30, 1997, the Company signed two separate Agreements and Plan of Reorganization, (the "Reorganization Agreements") to acquire Roli Ink Corporation, a Wisconsin corporation ("RIC"), and Safe Environment Corp., an Illinois corporation ("SECO"), in a so called "reverse acquisition" transaction with a closing date of July 28, 1997. On the closing date, all shareholders of RIC and SECO approved the transaction and tendered their stock certificates in RIC and SECO in exchange for shares of the Company's Common Stock. The businesses and management of the two acquired corporations became the business and management of the Company. The Company changed its fiscal year end from September 30, to December 31, which is the fiscal year end of RIC and SECO.

     Under the terms of the Reorganization Agreements, the Company acquired all of the issued and outstanding shares of RIC and SECO for an aggregate of 4,961,056 shares of Common Stock. As a result of the purchase of RIC and SECO, shareholders of RIC and SECO acquired approximately 59.9% of the Company. After the acquisition, the RIC shareholders represented 26.6% and the SECO shareholders represented 33.3% of the Company. Other individuals purchased 1,160,000 shares of Common Stock in private transactions from existing shareholders of the Company.

     Pursuant to the Reorganization Agreement, RIC's and SECO's businesses became the business of the Company, and John Giura and Ann K. Knaack, who were appointed directors of the Company at the closing of the acquisition, took over management of the Company as well as the operations of RIC and SECO.

RIC

     RIC was incorporated in the State of Wisconsin in 1985 for the purpose of manufacturing and selling water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks versus solvent inks, RIC developed, in house, a new ink product line. With its new product line, RIC began focusing on the corrugated box manufacturers who were producing display grade boxes. This area represented potentially good volume, and the box manufacturers could pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion. Currently, RIC's major competitors are INX, Sun Chemical, Heritage International and Progressive Inks. RIC supplies approximately 40 customers total with four of those customers accounting for approximately 64% of its business. The loss of any of these four customers would have a material negative effect on RIC's business. Additionally, RIC has only one independent manufacturer's representative who sells approximately 60% of RIC's ink. The loss of the services of this independent representative could have a material negative effect on RIC's sales. Only 40% of RIC's sales were generated from "in house" personnel.

     In addition to specialty corrugated ink, RIC sells ink to envelope and label manufacturers and medical packaging plants. It also sells a conductive and static dissipative coating used in electronics packaging.

     All of RIC's inks are water based and contain no materials which are listed as "hazardous" materials by the Food and Drug Administration or Environmental Protection Agency. All RIC's inks are in compliance with CONTEG regulations which specify that no more than 100 parts per million of heavy metals be used. Additionally, no RIC ink contains ozone depleting substances as identified by the U.S. Clean Air Act amendment of 1990.

SECO

     SECO was formed in November 1987 to provide asbestos abatement services. SECO has been involved in the asbestos abatement industry since its formation and has recently expanded to include lead mitigation in order to better serve the clients overall environmental needs. SECO provides asbestos abatement services to industrial, government and private concerns desiring to remove or abate asbestos and/or lead in the workplace or residence in order to alleviate the health risks associated with asbestos and/or lead.

     The asbestos and lead environmental remediation industry developed out of concern for the health of workers, students and residents who may be exposed to these hazards. Environmental remediations are performed in accordance with SECO's standard operating procedures which meet or exceed applicable federal, state, and local regulations and guidelines. Because of the health hazards posed by asbestos and lead, the need to comply with requirements of the Occupations Safety and Health Administration ("OSHA"), the Environmental Protection Agency ("EPA"), and similar state and local agencies, environmental remediation has to be performed by trained and licensed personnel using approved techniques and equipment.

     As the asbestos abatement industry matures and the market shrinks, SECO intends to look for other opportunities. At the present time, SECO has not identified any other business it intends to enter. SECO has begun developing asbestos and lead operations and maintenance programs to assist building owners to manage their asbestos and lead in place, with large scale removal occurring only to facilitate renovation or prior to building
demolitions.   SECO is also investigating the potential to expand into
interior demolition, re-insulation, painting and duct cleaning.

     The Company has conducted an initial review of the potential for computer and programming problems related to the year 2000 wherein some computer programs will interpret the 00 at the end of the year 2000 as 1900. At the present time, the Company does not anticipate incurring any major expenses or time delays because of the year 2000 problem.

ITEM 2. DESCRIPTION OF PROPERTIES

     RIC leases approximately 11,550 square feet of manufacturing and office space under a lease effective from August 21, 1996, and ending on September 30, 1999. Under the terms of the RIC lease, RIC pays a monthly fee of $3,164 plus real estate taxes of $602.25 per month. The building contains another 3,450 feet which RIC may expand into if future growth warrants such expansion. Currently, RIC only operates one shift and believes additional shifts can be added in the future to handle anticipated growth. RIC is located in Milwaukee, Wisconsin.

      SECO, located in Brookfield, Illinois, leases, on a month to month basis, approximately 8,000 square feet of office, warehouse and storage facilities. Approximately 2,000 square feet is used as office space with the remaining facility principally used as a warehouse. Most of SECO's projects are performed on site so its facilities are primarily used for storing and working on its equipment when not in use. The terms of the lease require monthly payments of $2,500 during 1997 and $3,000 per month starting in January 1998. The building is leased from 8400 Brookfield Partners which is owned and controlled by John Giura, the president of the Company, and James Spachman, a major shareholder of the Company. The lease is on a month to month term. (See: Item 12: "Certain Relationships and Related Transactions.") The Company also uses this facility as its corporate offices. The Company and SECO believes this facility will be adequate for its future needs.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CGIC." Set forth below are the high and low bid prices for the Company's Common Stock for each quarter during the last two years. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with low volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
March 1996*                $0.09          $0.06
June 1996*                 $0.06          $0.06
September 1996*            $0.06          $0.06
December 1996*             $0.06          $0.06

March 1997*                $0.06          $0.06
June 1997*                 $0.06          $0.06
September 1997             $4.50          $1.50
December 1997              $3.75          $1.625

*The stock prices prior to August 1997 do not reflect the 1 for 5 reverse split and are prior to the merger with RIC and SECO. Accordingly, such figures do not properly provide a history of the Company's securities on which to make an investment decision.

     At March 19, 1998, the bid and asked price for the Company's Common Stock was $1.25 and $1.44 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 19, 1998, the Company had approximately 154 shareholders.

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

     The Company's financial statements and results of operations reflect the acquisition of RIC and SECO in 1997. Prior to the acquisition of RIC and SECO, the Company had no operations or revenue. With the addition of RIC and SECO, the Company posted its first profitable year having net consolidated income of $653,053 on sales of $8,885,787. As the Company had no operations prior to the acquisition of RIC and SECO, all comparisons set forth herein reflect the comparisons as to how RIC and SECO performed in 1997 as opposed to prior years. The operations of the Company prior to the acquisition of RIC and SECO offer no comparative value since the Company had no operations or direction, and future operations will focus on RIC and SECO.

     Any Statements made by the Company that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements invoke risk and uncertainties which may affect the Company's business prospects and performance. This includes economic, competitive, governmental, technological and other factors discussed in this filing which may or may not materialize. Any forward-looking statements made herein may not reflect the risk factors and uncertainties surrounding such statements.

PLAN OF OPERATION

     Through the acquisition of RIC and SECO, the Company acquired $2,446,671 in assets as of December 31, 1997. These assets included $390,054 in property, plant and equipment which had a value before depreciation of over $1,049,918. The Company had current assets of $2,053,065 at December 31, 1997, resulting in working capital of $1,287,472.

     The majority of the Company's current assets are accounts receivable consisting of $1,513,279. The Company's accounts receivable, as collected, will be enough to cover all of the Company's current liabilities of $1,159,199. The Company only has $165,158 in long term debt, which also could be covered by current accounts receivable, when collected.

     The Company believes its current property, plant and equipment are adequate for the Company's current and foreseeable needs. If the Company is able to expand into different regions of the United States, it will be necessary to acquire additional plant space and equipment which would be located closer to the clients.

     With the Company's available funds, the Company should be able to continue to operate and complete its projects for the 1998 year as well as to expand its operations as business warrants.

     The immediate focus will be consolidating RIC and SECO, where possible, including office personnel, management and accounting. Management believes that cost savings and improved productivity can be achieved through this consolidation.

     The Company intends to continue to focus on the asbestos and lead abatement field with SECO, and ink production and sales with RIC. The Company is, however, cognizant of the need to diversify its focus on the asbestos and lead abatement industries as asbestos and lead abatement projects become fewer. At present the Company has not identified any new business opportunities but will be investigating potential new businesses in the future.

RESULTS OF OPERATIONS

     The Company's wholly owned subsidiaries, RIC and SECO, continued to remain profitable producing combined sales of $8,885,787. Sales did decrease from the $9,707,805 for the year ended December 31, 1996. This decrease was principally due to one of the Company's subsidiaries, SECO, having to delay the commencement of a large project. Although overall sales decreased, net profits before taxes increased to $971,141 from $726,361.

     In 1997, the net profit after taxes increased to $653,053 from $522,149 in 1996. This increase resulted from a reduction in cost of goods sold to $5,799,760 which represented approximately 65% of the sales, as opposed to 1996 when cost of goods sold was $6,773,556 which represented approximately 70% of sales. This decrease was due to bidding on more profitable contracts in SECO and reducing overhead in RIC.

     General and administrative expenses remained fairly constant from 1996 to 1997. The Company is working on reducing general and administrative expenses as it consolidates some of the operations, particularly management and clerical functions, for its two subsidiaries SECO and RIC.

RIC

     RIC had sales of $2,702,184 for the year ended December 31, 1997, with net profits before taxes of $354,912. As with SECO, RIC's sales decreased in 1997 from 1996 when sales were $2,845,543. This decrease in sales, however, was offset by the reduction in cost of operations from $1,460,745 to
$1,399,775.   Expenses decreased due to the expiration of a management
contract. RIC does not anticipate that expenses will increase in the future beyond the percentage currently being incurred. As a result of the decrease in expenses, net income increased to $284,500 for RIC in 1997 as opposed to $142,662 in 1996.

     The Company anticipates that both RIC and SECO will experience moderate increases in sales for 1998. The Company will also focus on reducing operating expenses and on consolidating the operations of SECO and RIC. There can be no assurance that sales will increase or that expenses can be reduced.

SECO

     SECO accounted for $6,183,602 in sales with profit before income tax of $516,525. This represented a decrease in sales from $6,862,261 in 1996. Although sales decrease by $678,659 from 1996, profits before taxes increased to $516,525 from $418,265 in 1996. The increase in profits was the result of more efficient and accurate bidding on projects with higher profit margins. As a result, the cost of operations was only $4,539,014 in 1997 compared to $5,373,781 in 1996.

     The net profits after taxes decreased to $364,090 for SECO in 1997 from the $409,486 in 1996. In 1996, SECO was able to take advantage of a net operating loss carryforward which reduced the tax obligation of SECO in 1996. Beginning in 1997, the net operating loss carryforward was zero.

     SECO is hopeful that its current bidding process will continue to result in improved profits on the projects it performs. This will be increasingly important as the number of asbestos abatement projects declines in the future.

                          ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

            ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. The Company did change its independent accountant as reported in the Company's form 8-k dated February 20, 1998.

                                   PART III

       ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 19, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

 Name           Age      Position                    Director or Officer Since
 ----           ---      --------                    -------------------------
John Giura       65       President, Chief Financial
                          Officer, Director                August 1997

Ann Knaack       41       Vice-President,
                          Director                         August 1997

Debra Moore      36       Secretary                        August 1997

     Set forth below is certain biographical information regarding the Company's executive officers and directors.

     John Giura, has for the past five years been a director and president of RIC and SECO. For over 36 years, Mr. Giura has been a business owner, manager and operator in the fields of investment management, venture capital and various types of operating companies. In 1987, Mr. Giura co-founded SECO and in 1994 acquired control of SECO. In 1993, Mr. Giura, along with other individuals acquired control of RIC and has been its acting president, chief executive officer and director since acquiring control. Mr. Giura received his BA degree from the University of Naples (Italy) in 1956 and an MA in economics from the University of Chicago in 1961.

     Ann K. Knaack, has been an officer of RIC for the past five years. Prior to joining RIC, Ms. Knaack worked for the Signmark Division of the W.H. Brady Company in Milwaukee, Wisconsin. Ms. Knaack received her BA in business and management from Alverno College in Milwaukee, Wisconsin.

     Debra Moore currently is employed by the Company. Ms. Moore has a decade of extensive experience in the asbestos abatement industry. Ms. Moore was responsible for personnel management and account receivables and also held a license for abatement as a supervisor and management planner during her time with SECO. Ms. Moore's career in the environmental industry began in 1986 at Asbestos Training and Employment, Inc. She joined SECO in 1989 and moved to the position of executive assistant to the Director of Waste Solutions Corporation in 1996. Ms. Moore then assumed responsibility for corporate records and customer affairs. Ms. Moore attended Purdue University.

     Except as set forth below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

     (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Mr Giura, president of the Company, has been disqualified from acting as a Registered Investment Advisor as a result of two federal convictions in 1986 and 1989 relating to allegations occurring prior to June 1985. To the best of the Company's knowledge, there are no other injunctions or permanent bars limiting Mr Giura's involvement in any type of business, security or banking activities.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years for the Company's or its principal subsidiaries' chief executive officer, and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1997, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other  Restricted
Name and                                   Annual  Stock     Options   All
Principal      Year  Salary  Bonus($) Compensation Awards   /SARs     Other
Position                                                            Compensation
-------------- ----- ------  -------- ------------ ------   ------- ------------
John Giura       1997   53,000* -0-          7,200    -0-    -0-      3,000
President
and CEO
Denny Nestripke
Former President
And CEO          1996  -0-      -0-          -0-      -0-    -0-      -0-
                 1995  -0-      -0-          -0-      -0-    -0-      -0-

*Mr. Giura's compensation was paid by RIC during the 1997 fiscal year. In 1996 and 1995, Mr. Giura received $48,000 in salary from RIC. In 1996, Mr. Giura also received $100,000 in compensation from SECO.

     Cash Compensation

     There was no cash compensation paid to any director of the Company during the fiscal years ended December 31, 1997, 1996, and 1995. Mr. Giura did receive compensation from RIC, one of the Company's subsidiaries, during the 1997 fiscal year. Mr. Giura does not have any employment contract with the Company and no set compensation arrangement has been set for Mr. Giura for 1998.

     Bonuses and Deferred Compensation

     None.

     Compensation Pursuant to Plans.

     None.

     Pension Table

     None.

     Other Compensation

     None.

     Compensation of Directors.

     None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Cash Compensation section set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 2, 1998, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially owned by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 8,272,777 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common    John Giura
          C/O CGI Holding
          Corporation
          400 Brookfield
          Avenue
          Brookfield, Illinois
          60513                        2,536,494 (a)         30.66%

Common    Depository Trust Company       649,165              7.85

Common    James Spachman
          735 Selbourn Road
          Riverside, Illinois
          60546                            814,000             9.84%
Officers, Directors:
Common    John Giura                     ----See Above-----
Common    Ann K. Knaack                    68,016              0.82%
Common    Debra Moore                      71,500 (b)          0.86%
          All Officers and Directors
          as a Group (3 Persons)          2,676,010            32.35%

(a) Includes 135,300 shares which are held jointly by Mr. Giura and Mr. Spachman and 1,021,900 held by CIB Bank Hillside as custodian for Mr. Giura. Mr. Giura also controls 260,000 shares owned by Mentor Investments, a company he controls.
(b) Ms. Moore has 51,500 shares in her name and 20,000 shares she controls as custodian for her children.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     The Company leases its SECO office facilities from 8400 Brookfield Partners which is owned by John Giura, the president of the Company, and James Spachman who is a principal shareholder of the Company. The Company pays 8400 Brookfield Partners $3,000 per month for lease of the facilities starting in 1998. (See: Item 2: "Description of Properties.")

     The current management of the Company, John Giura and Ann Knaack, were both shareholders and officers of RIC and SECO prior to their acquisition by the Company. Due to his share ownership in RIC and SECO, Mr. Giura, in particular, received a substantial number of shares of common stock of the Company as a result of the acquisition of RIC and SECO. The Company believes that the acquisitions were arms length negotiations.

CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 1997, there were no material transactions between the Company and its management or principal shareholders except as set forth above.

INDEBTEDNESS OF MANAGEMENT

    Mr. Giura and Mr. Spachman loaned SECO various amounts on a revolving personal line of credit as projects where undertaken. Such amounts did not exceed $300,000 during the year. All funds loaned to SECO were paid back during the 1997 fiscal year.

TRANSACTIONS WITH PROMOTERS

      The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Poulos & Bayer, LTD., Certified Public Accountants    15

Balance Sheets as of December 31, 1997, and 1996                16

Statements of Stockholders' Equity for the years ended
December 31, 1997, and 1996, and  from inception                17

Statements of Operations for the twelve and three months
ended December 31, 1997, and 1996                               18

Statements of Operations for the twelve months ended
December 31, 1997, 1996 and 1995                                19

Statements of Cash Flows for the fiscal years ended
December 31, 1997, and 1996                                     20

Notes to Financial Statements                                   21

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Number 2:  Plan and Agreements of Reorganization

Incorporated by reference to the Registrants Form 10-QSB, for quarter ended June 30, 1997

Number 3:  Initial Articles of Incorporation and Bylaws

Incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-19980-D

Number 3:  Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-KB, for the year ended September 30, 1989.

Number 3:  Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended December 31, 1995.

Number 3:  Amended Articles of Incorporation

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended September 30, 1995.

Number 4:  Warrant Agent Agreement

Incorporated by reference to the Registrant's registration statement on Form S-18, File No. 33-19980-D.

Number 4:  First Amendment to Warrant Agent Agreement:

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended December 31, 1995.

Number 4:  Second Amendment to Warrant Agent Agreement

Incorporated by reference to the Registrant's Form 10-QSB, for the quarter ended September 30, 1995.

Number 11:  Computation of Income per Share

Refer to the financial statement contained in this Form 10-KSB.

Number 21:  Subsidiaries of the Registrant

The Registrant has two subsidiaries, Roli Ink Corporation, a Wisconsin Corporation; and Safe Environment Corp., an Illinois Corporation.

Number 27:  Financial Data Schedule

Included in the Report as Exhibit 27.

Reports on Form 8-K.

     The Company did not file any reports on From 8-K in its fourth quarter; however, in February 1998, the Company filed a Form 8-K discussing its change of independent accountants.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                CGI Holding Corporation


Date: April 13, 1998            By John Giura, President and Director
                                   (Principal Executive Officer)

                            Independent Auditor's Report

To the Board of Directors
CGI Holding Corporation
8400 Brookfield Avenue
Brookfield, Illinois  60513


We have audited the accompanying balance sheets of CGI Holding Corporation (a Nevada Corporation) as of December 31, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CGI Holding Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




___________________________________________
Poulos & Bayer, Ltd.

February 4, 1998

                                  CGI HOLDING CORPORATION, INC.
                          CONDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET
                                    DECEMBER 31, 1997 AND 1996

                                             ASSETS
                                                      DECEMBER 31,  DECEMBER 31,
                                                          1997         1996
                                                        ---------   ------------
CURRENT ASSETS
   Cash                                                    174,267        72,878
   Accounts Receivable                                   1,513,279     1,674,895
   Inventory                                               238,257       195,137
   Unexpired Insurance                                      82,262        79,654
   Other Current Assets                                     45,000        73,295
                                                         ---------   -----------
          TOTAL CURRENT ASSETS                           2,053,065     2,095,859
                                                         ---------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Leasehold Improvements                                   28,262        28,262
   Fixtures and Equipment                                  447,025       362,651
   Vehicles                                                147,804       144,930
   Contracting Equipment                                   426,827       389,375
                                                        ----------   -----------
                                                         1,049,918       925,218
   Less:  Accumulated Depreciation                         659,864       560,597
                                                        ----------   -----------
          NET PROPERTY, PLANT AND EQUIPMENT                390,054       364,621
                                                        ----------   -----------
OTHER ASSETS                                                 3,552         4,493
                                                        ----------   -----------
TOTAL ASSETS                                             2,446,671     2,464,973
                                                        ==========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of Long-Term Debt                       131,906       558,614
   Accounts Payable                                        440,741       753,079
   Short-Term Borrowings                                   134,832        62,116
   Billings in Excess of Cost and
     Estimated Earnings                                     52,461       101,182
   Accrued Corporate Income Taxes                          331,654        93,082
   Accrued Liabilities                                      16,540        30,234
   Commissions Payable                                      51,065        38,822
   Loan Payable-Shareholder                                      0       113,500
                                                         ---------   -----------
          TOTAL CURRENT LIABILITIES                      1,159,199     1,750,629
                                                         ---------   -----------

LONG TERM LIABILITIES
   Long-Term Debt, Net of Current Portion                  155,336       106,303
   Deferred Income Tax                                       9,822         9,822
                                                          --------   -----------
          TOTAL LONG-TERM LIABILITIES                      165,158       116,125
                                                          --------   -----------

STOCKHOLDERS' EQUITY
 Preferred Stock, $0.001 par value, 5,000,000 shares
   authorized; no shares issued or outstanding                   0             0
 Common Stock, $0.001 par value, 100,000,000 shares
   authorized; 8,272,779 shares issued and outstanding       8,273         4,621
 Additional Paid-In Capital                                363,674       223,970
 Retained Earnings                                         750,367       369,628
                                                         ---------   -----------
          TOTAL STOCKHOLDERS' EQUITY                     1,122,314       598,219
                                                         ---------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               2,446,671     2,464,973
                                                         =========   ===========

        The accompanying notes are an integral part of these statements.

                               CGI HOLDING CORPORATION, INC.
                            STATEMENT OF STOCKHOLDERS' EQUITY
                                       DECEMBER 31, 1997



                                   COMMON   COMMON   PAID-IN  RETAINED  TREASURY
                                   SHARES    STOCK   CAPITAL  EARNINGS     STOCK
                               ---------- --------  --------  -------- ---------
COMMON SHARES $0.001 PAR VALUE
STOCK ACCOUNTS REFLECTED AT
POST REORGANIZATION UNIT SHARES

BALANCE:   JANUARY 1, 1996      4,745,616    4,746   486,845  (182,521 (123,000)

TREASURY SHARES ACQUIRED         (257,022)       0         0         0 (140,000)

TREASURY SHARES ISSUED            132,000      132   (24,132)        0   24,000

1996 NET INCOME                         0        0         0   552,149        0
                                        0        0  (239,000)        0  239,000
ELIMINATE TREASURY ACCOUNT              0     (257)      257         0        0
                                --------- --------- --------  -------- ---------

BALANCE:  DECEMBER 31, 1996     4,620,594     4,621  223,970   369,628        0

TREASURY SHARES ACQUIRED         (836,000)        0        0         0  (81,500)

TREASURY SHARES ISSUED            782,100         0  (73,602)        0  122,112

REVENUE 1996 ELIMINATION                0         0  239,000         0 (239,000)

ADJUSTMENT PER NOTE               394,362       394   60,509   (60,903)       0

JULY 28, 1997 MERGER            3,311,723     3,312   13,247         0        0
CGI ACCOUNTS                                         (11,607)

1997 NET INCOME                         0         0        0   653,053        0

ELIMINATE Roli's  S' CORPORATION
PROFIT TO CONTRIBUTED CAPITAL           0         0  110,491  (110,491)       0

DISTRIBUTIONS TO `S'
CORPORATION SHAREHOLDERS                0         0        0  (100,920)       0

ELIMINATE TREASURY ACCOUNT              0       (54)(198,334)        0  198,388
                                --------- --------- --------  -------- --------

BALANCE:  DECEMBER 31, 1997     8,272,779     8,273  363,674   750,367        0
                                ========= ========= ========  ======== ========

        The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         TWELVE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                           TWELVE MONTHS ENDED           THREE MONTHS ENDED
                                 DECEMBER 31                   DECEMBER 31
                          ----------------------    -----------------------

                            1997           1996         1997        1996
                          ---------- -----------    ----------- -----------
SALES                      8,885,787   9,707,805      2,447,364   2,707,730

COST OF GOODS SOLD         5,799,760   6,773,556      1,663,176   2,349,555
                           --------- -----------    ----------- -----------

GROSS PROFIT               3,086,027  2,934,249         784,188     358,175

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE     2,154,813  2,196,978         682,115     494,946
                           ---------  ---------     ----------- -----------

INCOME FROM OPERATIONS       931,214    737,271         102,073    (136,771)
                           ---------  ---------     ----------- -----------
OTHER INCOME (EXPENSE)
   Other                      93,000     80,635              99         (12)
   Interest Income             2,241      1,525           1,005       1,525
   Interest Expense          (55,314)   (93,070)        (13,447)    (30,984)
                           ---------  ---------     ----------- -----------
   TOTAL OTHER INCOME         39,927    (10,910)        (12,343)    (29,471)
                           ---------  ---------     ----------- -----------
INCOME BEFORE CORPORATE
INCOME TAXES                 971,141    726,361          89,730    (166,242)

INCOME TAX PROVISION         318,088    174,212          33,778     (84,174)
                           ---------  ---------     ----------- -----------

NET INCOME                   653,053    552,149          55,952     (82,068)
                           =========  =========     =========== ===========
NET INCOME PER
COMMON SHARE                    0.10       0.11            0.01      ($0.02)
                           =========  =========     =========== ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING  6,376,477  4,961,056       8,272,779   4,961,056
                           =========  =========     =========== ===========

        The accompanying notes are an integral part of these statements.

                    CGI HOLDING CORPORATION, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                     YEARS ENDED DECEMBER 31

                                  1997       1996          1995
                              ---------  -----------  -----------

SALES                         8,885,787    9,707,805    5,678,264

COST OF GOODS SOLD            5,799,760    6,773,556    3,437,992
                              ---------  -----------  -----------

GROSS PROFIT                  3,086,027    2,934,249    2,240,272

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES       2,154,813    2,196,978    1,636,885
                              ---------  -----------  -----------

INCOME FROM OPERATIONS          931,214      737,271      603,387

OTHER INCOME (EXPENSE)        ---------  -----------  -----------
   Other                         93,000       80,636      163,866
   Interest Income                2,241        1,525            0
   Interest Expense             (55,314)     (93,071)     (95,210)
                              ---------  -----------  -----------
     TOTAL                       39,927      (10,910)      68,656
                              ---------  -----------  -----------
INCOME BEFORE CORPORATE
TAX                             971,141      726,361      672,043

INCOME TAX PROVISION            318,088      174,212       20,407
                              ---------  -----------  -----------

NET INCOME                      653,053      552,149      651,636
                              =========  ===========  ===========

NET INCOME PER COMMON SHARE        0.10         0.11         0.14
                              =========  =========== ============
WEIGHTED AVERAGE NUMBER
OF COMMON STOCK               6,376,477    4,961,056    4,745,616
                              =========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     FOR THE YEARS ENDED
                                               DEC. 31     DEC. 31    DEC. 31
                                                 1997       1996        1995
                                               -------    --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit                                    648,590     552,149     651,636
 Non-Cash Items Included In Net Loss
    Depreciation                               106,950     104,827      72,821
    Loss (Gain) on Sale of Equipment               (57)      1,040           0
 Change in Accounts Receivable                 161,615  (1,025,128)    314,578
 Change in Consulting and Insurance Refunds          0           0       8,185
 Change in Inventory                           (43,120)     16,815     (78,417)
 Change in Loans Receivable                      1,000      (1,000)     15,000
 Change in Prepaid Insurance                    (2,609)    (21,002)      7,267
 Change in Costs and Estimated Earnings
    Over Billings                               27,295     (72,295)          0
 Change in Deposits                                941       6,507      (2,268)
 Change in Accounts Payable                   (262,338)    467,528    (200,335)
 Change in Accrued Expenses                    (48,827)     12,745       1,215
 Change in Inter-Company Receivable             (2,624)    115,918    (113,607)
 Change in Investment In All Weather Roofing         0       5,000       5,000
 Change in Accrued Income Taxes                238,572      75,417      17,462
 Change in Deferred Income Taxes                     0       7,330       2,492
 Change in Billings in Excess of Costs and
    Estimated Earnings                         (48,721)    101,182           0
                                             ---------   ---------   ---------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                     776,668     347,033     701,029
                                             ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed Assets Acquired                        (139,825)   (150,334)   (170,570)
 Proceeds from Sale of Fixed Assets              7,500       3,500           0
                                             ---------   ---------   ---------
NET CASH CHANGE FROM INVESTING ACTIVITIES     (132,325)   (146,834)   (170,570)

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Loan Payable                       (113,500)          0    (290,000)
 Change in Notes Payable                      (304,958)   (151,397)   (188,922)
 Change in Treasury Stock                      (81,500)   (140,000)     12,504
 Proceeds from Sale of Stock                    48,510           0           0
 Distributions to Shareholders                (100,920)          0           0
                                             ---------   ---------   ---------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                    (552,368)   (291,397)   (466,418)
                                             ---------   ---------   ---------

NET CASH CHANGE                                 91,975     (91,198)     64,041

CASH BALANCE:  JANUARY 1                        72,878     164,075     100,035
                                              --------   ---------   ---------

CASH BALANCE:  DECEMBER 31                     164,853      72,878     164,075
                                              ========   =========   =========

        The accompanying notes are an integral part of these statements.

Note 1 - Condensed Consolidated Financial Statements

These financial statements are condensed and therefore, do not include all disclosures. These statements should be read in conjunction with the annual financial statements of Safe Environment Corporation (SECO) and Roli Ink Corporation (Roli).

These consolidated financial statements include the accounts of SECO and Roli for all periods presented and the accounts of CGI Holding Corporation from July 28, 1997. All intercompany accounts and transactions have been eliminated upon consolidation.

Note 2-Reorganization with Safe Environment Corporation and Roli Ink Corporation

On July 28, 1997, the Company entered into a reorganization with two privately held corporations, Safe Environment Corporation (SECO), an Illinois corporation, and Roli Ink Corporation (Roli), a Wisconsin corporation. The Company changed its name from Gemstar Enterprises to CGI Holding Corporation. The Company completed a 1-for-5 revenue stock split of its outstanding common shares resulting in 3,311,723 common shares outstanding. The Company then issued a controlling interest of 4,961,056 shares (post-split) to the shareholders of SECO and Roli. The statement of stockholders' equity reflects the post-split outstanding shares.

 Note 3 - Management Discussion of 1997 and Fourth Quarter Operating Results

 Revenues for the year were $8.9 million, compared to $9.7 million for the combined operating companies in 1996. Net income was $653,053 in 1997 versus $552,149 for 1996. Per share earnings were $0.10 in 1997. The operating companies became public on August 4, 1997 after a reorganization of Gemstar Enterprise, Inc.

 For the fourth quarter, sales were $2.4 million, compared to $2.7 million for the combined operating companies during the same period last year. Fourth quarter net income was $55,952 versus a loss of ($82,068) for the combined operating companies during the same period in 1996. Earnings per share for the quarter were $0.01.

 "We are pleased to report significantly higher earnings, despite lower sales," said John Giura, President and CEO. "We are concentrating on winning bids for quality jobs that bring higher returns rather than volume. Using this strategy, we were able to significantly improve margins in the fourth quarter and increase operating margins for the year to 10.5 percent, up from 7.6 percent in 1996. We see this strong trend continuing. Currently several high margin jobs are in process."

 Separately, C.G.I. Holding Corporation announced that the Company is in the final stages of a major acquisition that will more than double its annual sales and net income. Completion of the acquisition is subject to due diligence and the raising of required funding. Additional details of the acquisition were not provided.

 C.G.I. is a holding company having a goal of acquiring companies with growth potential that fit the Company's long-term objectives. C.G.I.'s initial acquisitions, Roli Ink Corporation and SECO (Safe Environment Corporation) are both profitable companies. Roli Ink manufactures and sells high-quality, premium-priced, environmentally compatible, water-based inks used in the flexographic and coating printing process for high grade, corrugated envelopes, specialty labels and medical packing printing.

 SECO is a environmental remediation company specializing in asbestos removal. SECO offers customers nationwide a comprehensive range of asbestos abatement services tailored to their specific requirements.


 This news release contains forward-looking statements. Investors are cautioned that actual results may differ materially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, competitive pressures and other important factors detailed in the Company's filings with the Securities and Exchange Commission.

                              ROLI INK CORPORATION
                    COMPARATIVE STATEMENT OF PROFIT AND LOSS
         TWELVE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                TWELVE MONTHS ENDED       THREE MONTHS ENDED
                               DEC. 31     DEC. 31     DEC. 31    DEC. 31
                                 1997       1996         1997       1996
                             ----------  ----------  ---------- ----------

SALES                         2,702,185   2,845,543     670,276    780,611

LESS: COST OF OPERATIONS      1,260,746   1,399,775     323,561    454,887
---------                    ----------   ---------  ---------- ----------

GROSS PROFIT                  1,441,439   1,445,768     346,714    325,724

LESS: OPERATING EXPENSES      1,079,671   1,091,995     292,350    187,831
---------                    ----------   ---------  ---------- ----------

NET PROFIT ON OPERATIONS        361,768     353,773      54,365    137,893

LESS: INTEREST EXPENSE            6,856      12,546       1,568      4,740
---------                    ----------   ---------  ---------- ----------
NET PROFIT BEFORE
OTHER EXPENSES                  354,912     341,227      52,796    133,153

LESS: OTHER EXPENSES                  0     115,293           0    115,293
---------                    ----------   ---------  ---------- ----------
NET PROFIT BEFORE
CORPORATE INCOME TAXES          354,912     225,934      52,796     17,860

LESS: CORPORATE INCOME TAXES     70,412      83,272      17,820      7,386
---------                    ----------   ---------  ----------  ---------

NET PROFIT                      284,500     142,662      34,976     10,474
                             ==========   =========  ==========  =========

                          SAFE ENVIRONMENT CORPORATION
                    COMPARATIVE STATEMENT OF PROFIT AND LOSS
         TWELVE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                               TWELVE MONTHS ENDED        THREE MONTHS ENDED

                                DEC. 31     DEC. 31    DEC. 31     DEC. 31
                                  1997        1996       1997        1996
                              ----------  ----------  ---------- -----------

SALES                         6,183,602    6,862,262   1,777,089   1,927,118

LESS: COST OF OPERATIONS      4,539,014    5,373,781   1,339,615   1,894,668
------------                 ----------   ----------  ---------- -----------

GROSS PROFIT                   1,644,588   1,488,480     437,474      32,450

LESS: OPERATING EXPENSES       1,079,605     989,690     394,228     191,822
------------                 -----------  ----------  ---------- -----------

NET PROFIT ON OPERATIONS         564,983     498,790      43,245    (159,371)

LESS: INTEREST EXPENSE            48,458      80,525      11,878      26,244
------------                 -----------  ----------  ---------- -----------
NET PROFIT BEFORE
OTHER INCOME                     516,525     418,266      31,367    (185,616)

ADD: OTHER INCOME                 95,241      82,161       1,103       1,514
------------                ------------  ----------  ---------- -----------
NET PROFIT BEFORE
CORPORATE INCOME TAXES           611,766     500,427      32,471    (184,102)

LESS: CORPORATE INCOME TAXES     247,676      90,940      15,958     (91,560)
------------                 -----------  ----------  ---------- -----------

NET PROFIT                       364,090     409,487      16,513     (92,542)
                             ===========  ==========  ========== ===========

                              ROLI INK CORPORATION
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

A.   Accounts Receivable
Management deems all receivables are collectable and no provisions for bad debts are required.

B.   Inventory
Inventory is stated at cost using the first-in, first-out method.

C.   Fixed Assets
All assets are acquired in 1995 and 1996 are depreciated over their useful life using the 150% declining method. Assets acquired in 1997 are depreciated using the straight line method over their useful lives.

D.   Notes Payable
The following indebtedness is reflected on the balance sheet:


                                                    December 31, 1997
a.) M & I Northern Bank
Dated 6/30/96 payable monthly
$1,873.96 principal and interest.
Balance of $40,659.54 due on
6/20/99.                                                   66,986
b.) Gordon Page
Payable $15,000 6/30/98
No interest                                                15,000
                                                         --------
 Totals                                                    81,986
                                                         ========

2. COMMITMENTS

The company is committed to pay a consulting agreement in the amount
$2,000 per month through 1999. This is payable to the original owner of the company.

3. ADJUSTMENT
As part of a financing agreement on a line of credit with M & I Northern Bank, the monthly management fee was reduced in 1994. In consideration, the board issued 3,015 shares valued at $20.20 per share on April 15, 1997.

4. DISTRIBUTION TO SHAREHOLDERS
The shareholders elected `S' Corporation status effective January 1, 1997. The `S' Corporation status was terminated effective August 4, 1997 when the company was merged with CGI Holding Corporation. The shares of `Roli' were exchanged for shares of `CGI' at 130.8 shares of `CGI' for each share of `ROLI.' The distribution to shareholders represents a portion of the `S" Corporation earnings for 1997.

                          SAFE ENVIRONMENT CORPORATION
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

A.   Revenue and Cost Recognition
Revenues from fixed-price construction contracts and time-and-material contracts are recognized upon pre-agreed stages of completion. This method is used because management considers expended costs to be the best available measure of progress on these contracts.

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

C.   Fixed Assets
Fixed assets are depreciated over their estimated useful life using the 150% declining-balance method.

2. ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 1997 consist of the following:

            Currently Due           1,166,623.14
            Retainages                105,278.52
                                   -------------
                                    1,061,344.62
                                   =============

Retainages are due in less than one (1) year.

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

       Costs Incurred on
           Uncompleted Contracts                              89545
       Estimated Earnings                                     19573
                                                            -------
       Subtotal                                              109118
       Less:  Billings to Date                               116579
                                                            -------
                                                              -7461
                                                            =======
       Included on Balance Sheet

       Costs and Estimated Earnings
           in Excess of Billings                              45000
       Billings in Excess of Costs
           and Estimated Earnings                             52461
                                                             ------
                                                              -7461
                                                             ======


4.   NOTES PAYABLE
     Description                              Current       Long-Term
     ----------------                        ---------    -----------
a.)  CIB Bank
     Note payable dated February 3, 1997
     for $250,000 note payable monthly
     at $6,945.00 principal plus interest
     with a maturity date of February 1, 2000  83,340.00      97,210.00

b.)  Vehicle 1 - payment is $400.00
     principal plus interest                    4,951.02           0.00

c.)  Vehicle 2 - payment is $478.50
     principal plus interest                    5,933.63           0.00
d.)  Vehicle 3 - payment is $285.09
     principal plus interest                    2,862.17       5,005.05
e.)  Vehicle 4 - payment is $375.69
     principal plus interest                    4,118.95       1,835.04
                                              ----------    -----------
             Totals                           101,205.77     104,050.09
                                              ==========    ===========

5. LEASING COMMITMENTS
The company leases office and warehouse facilities at a monthly rate of $2,500.00, without a formal agreement.

6. CONTRACTUAL AGREEMENTS
The company contracts with Mentor Investments, Inc. to provide direct labor for certain jobs. `Mentor' is responsible for the cost of the payroll taxes and workmens compensation insurance. `Mentor' receives, for these services, the cost of the gross payroll plus 20%.

7. TREASURY STOCK
At January 1, 1996 there were 61,500 shares in treasury

November, 1996 issued                           (12,000)
March, 1997 purchased                            76,000
March, 1997 issued                              (71,100)
                                              ---------
Shares in Treasury                               54,400
                                              =========