Form 10QSB
period 1998-03-31
CGI HOLDING CORP
filed 1998-05-13
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: March 31, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       Commission File Number: 33-19980-D

                            CGI HOLDING CORPORATION
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)

     Nevada                                    87-0450450
---------------------                      ------------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

8400 Brookfield Avenue, Brookfield, Illinois                        60513
--------------------------------------------                    ---------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code   (708)  387-9200
                                                 ---------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ] Yes [ ] No [x]



APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,272,779 shares of its $0.001 par value common stock as of May 12,1998.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

PART I-FINANCIAL INFORMATION


ITEM I- FINANCIAL STATEMENTS

                         CGI HOLDING CORPORATION, INC.
                CONDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1998 AND 1997
                                 (UNAUDITED)


                                          MARCH 31,       MARCH 31,
                                             1998            1997
                                      -------------  --------------
CURRENT ASSETS
Cash                                       $152,301         $59,705
Accounts Receivable                       1,210,763       1,931,512
Inventory                                   219,082         221,037
Unexpired Insurance                          96,506         109,982
Negotiation Deposit                         100,000               0
Other Assets                                      0          99,616
                                      -------------  --------------
TOTAL CURRENT ASSETS                     $1,778,652      $2,421,852
                                      -------------  --------------

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements                      $28,262         $28,262
Fixtures and Equipment                      447,825         369,332
Vehicles                                    147,804         144,930
Contracting Equipment                       426,827         386,832
                                      -------------  --------------
                                          1,050,718         929,356
Less:  Accumulated Depreciation             686,191         614,343
                                      -------------  --------------
NET PROPERTY, PLANT AND EQUIPMENT           364,527         315,013
                                      -------------  --------------
OTHER ASSETS                                  3,552           2,977
                                      -------------  --------------
TOTAL ASSETS                             $2,146,731      $2,739,842
                                      =============  ==============



CURRENT LIABILITIES
Current Portion of Long-Term Debt          $234,317        $380,017
Accounts Payable                            258,691         406,869
Short-Term Borrowings                       156,102         224,917
Accrued Corporate Income Taxes               71,960         158,937
Accrued Liabilities                          46,996         161,530
Loan Payable-Shareholder                          0         286,953
                                      -------------  --------------
TOTAL CURRENT LIABILITIES                  $768,066      $1,619,223
                                      -------------  --------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion     $128,851        $258,097
Deferred Income Tax                           9,822           9,822
                                      -------------  --------------
TOTAL LONG-TERM LIABILITIES                 138,673         267,919
                                      -------------  --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                     $0              $0
Common Stock, $0.001 par value,
100,000,000 shares authorized;
8,272,779 shares issued and
outstanding                                   8,273           4,961
Additional Paid-In Capital                  363,674         281,136
Retained Earnings                           868,045         566,603
                                      -------------  --------------
TOTAL STOCKHOLDERS' EQUITY                1,239,992         852,700
                                      -------------  --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $2,146,731      $2,739,842
                                      =============  ==============

The accompanying notes are an integral part of these statements.

                       CGI HOLDING CORPORATION, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED MARCH 31, 1998
                                (UNAUDITED)


                                   COMMON  COMMON   PAID-IN  RETAINED  TREASURY
                                   SHARES   STOCK   CAPITAL  EARNINGS    STOCK
                                ---------  ------  -------- --------- ---------
COMMON SHARES $0.001 PAR VALUE
STOCK ACCOUNTS REFLECTED AT
POST REORGANIZATION UNIT SHARES

BALANCE:   JANUARY 1, 1998      8,272,779  $8,273  $363,674  $750,367        $0

NET PROFIT                                                    117,678
                                ---------  ------  -------- --------- ---------



BALANCE:  MARCH 31, 1998        8,272,779  $8,273  $363,674  $868,045        $0
                                =========  ======  ======== ========= =========


The accompanying notes are an integral part of these statements.

                       CGI HOLDING CORPORATION, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (UNAUDITED)


                                     MARCH 31, 1998       MARCH 31, 1997
                                     --------------       --------------
SALES                                    $1,692,403           $2,376,841

COST OF GOODS SOLD                          993,780            1,440,091
                                     --------------       --------------
GROSS PROFIT                               $698,623             $936,750

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                      488,366              471,887
                                     --------------       --------------
INCOME FROM OPERATIONS                     $210,257             $464,863
                                     --------------       --------------
OTHER INCOME (EXPENSE)
   Other                                         $0              $21,390
   Interest Income                                0                  529
   Interest Expense                         (20,619)             (10,589)
                                     ---------------      --------------
          TOTAL OTHER INCOME               ($20,619)             $11,330
                                     ---------------      --------------
INCOME BEFORE CORPORATE
INCOME TAXES                               $189,638             $476,193

INCOME TAX PROVISION                         71,960              158,937
                                     --------------       --------------
NET INCOME                                 $117,678             $317,256
                                     ==============       ==============
NET INCOME PER
COMMON SHARE                                  $0.01                $0.06
                                     ==============       ==============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 8,272,777            4,961,056
                                     ==============       ==============


The accompanying notes are an integral part of these statements.

                            CGI HOLDING CORPORATION, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)


                                             MARCH 31, 1998     MARCH 31, 1997
                                            ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                         $117,678           $317,256
Non-Cash Items Included In Net Loss
  Depreciation                                       26,327             16,783
Change in Accounts Receivable                       302,516           (256,618)
Change in Inventory                                  19,175            (25,900)
Change in Loans Receivable                                0             (1,110)
Change in Prepaid Insurance                         (14,244)           (30,328)
Change in Costs and Estimated Earnings
   Over Billings                                     45,000            (24,811)
Change in Deposits                                 (100,000)             1,516
Change in Accounts Payable                         (182,050)          (296,210)
Change in Accrued Expenses                          (20,609)            44,698
Change in Inter-Company Receivable                        0             (2,624)
Change in Accrued Income Taxes                     (259,694)            65,855
Change in Billings in Excess of Costs and
    Estimated Earnings                              (52,461)          (101,182)
                                            ---------------     --------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                        ($118,362)         ($292,675)
                                            ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                 ($800)                $0
Proceeds from Sale of Fixed Assets                        0              3,041
                                            ---------------     --------------
NET CASH CHANGE FROM INVESTING ACTIVITIES             ($800)            $3,041
                                            ---------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Loan Payable                              $75,926           $169,663
Change in Notes Payable                              21,270            139,788
Change in Treasury Stock                                  0            (81,500)
Proceeds from Sale of Stock                               0             48,510
                                            ---------------     --------------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                          $97,196           $276,461
                                            ---------------     --------------
NET CASH CHANGE                                    ($21,966)          ($13,173)

CASH BALANCE:  JANUARY 1                            174,267             72,878
                                            ---------------     --------------
CASH BALANCE:  MARCH 31                            $152,301            $59,705
                                            ===============     ==============


Supplemental Information
     Interest Paid          $20,619
     Income Taxes Paid     $251,449

The accompanying notes are an integral part of these statements.

                                CGI Holding Corporation
                            Notes for Financial Statements
                                      March 31, 1998
                                        (Unaudited)

Note 1 - Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by the Company, and are not audited. All adjustments necessary for fair presentation have been included. All inter-company transactions have been eliminated. These financial statements are condensed and, therefore do not include all the disclosures normally required by generally accepted accounting principles.

The consolidated financial statements include the accounts of Safe Environment Corporation, Roli Ink Corporation and CGI Holding Corporation.

Item 2-Management's Discussion and Analysis of  Financial
Condition and Results of Operation

Financial Condition

Total assets at March 31, 1998 were $2,146,731. Working capital at the end of the first quarter was $1,010,586 compared to $802,629 at the end of the first quarter of 1997. Long-term debt decreased $129,246 for the twelve month period ended March 31, 1998.

Results of Operations

The net (after tax) profit for the first quarter of 1998 was $117,678 or .01 per share compared to $317,256 for the first quarter of 1997 or .04 per share stated in common equivalent shares outstanding. The earnings for the operating subsidiaries for the first quarters were: Safe Environment Corporation (SECO) 1998, $89,029; 1997, $226,760 and Roli Ink Corporation (Roli) 1998 $36,141;
1997, $90,496.

The holding business of CGI, namely SECO and Roli Ink have historically experienced earning swings from one quarter to the next. This is primarily due to outstanding competitive bids being awarded at varying times throughout the year, and the completion of awarded bids in varying quarterly periods.

With a significant log of outstanding bids, management forecasts the earnings for the calendar year of 1998 to exceed 1997 actuals.

Future Plans

Reflected on the balance sheet on March 31, 1998 is a `Negotiation Deposit' in the amount of $100,000. These funds represent "good faith deposit" to a successful acquisition of a manufacturing concern.

The Company is in active negotiation phase to acquire a manufacturing concern. Preliminary due diligence has resulted in the company engaging in final negotiations to purchase the assets and long term non-cancelable contracts of the said manufacturing concern. Talks are underway to secure long term equity/debt financing to facilitate a successful acquisition of the same.

The "good faith deposit" of $100,000.00 will be refunded to the Company in it's entirety upon closing or upon CGI Holding Corporation foregoing the said acquisition at its option. The conclusion of the said acquisition is estimated at six to eight weeks.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         ---------

           None

     (b) Reports on Form 8-K

           None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CGI HOLDING CORPORATION

Dated: May 12, 1998                      By: /S/  John Giura
       ------------                      -------------------
                                         John Giura, President and Director
                                         (Principal Executive Officer)