Form 10QSB
period 1998-06-30
CGI HOLDING CORP
filed 1998-08-06
CIK 829323

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[Mark One]
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: June 30, 1998

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                       Commission File Number: 33-19980-D

                            CGI HOLDING CORPORATION
                          ---------------------------
(Exact name of small business issuer as specified in its charter)

    Nevada                                         87-0450450
-------------------------                    ----------------------------------
State or other jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization

8400 Brookfield Avenue, Brookfield, Illinois                              60513
--------------------------------------------                          ---------
(Adress of principal executive office)                                (Zip Code)

Issuer's telephone number, including area code    (708)  387-9200
                                                  ---------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes [x] No [ ] Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,272,779 shares of its $0.001 par value common stock as of August 6, 1998.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                            CGI HOLDING CORPORATION

                                  FORM 10-QSB

                      For the Quarter Ended June 30, 1998

                                     INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                         Page

          a) Balance Sheets
             as of June 30, 1998, December 31, 1997 and June 30, 1997       3

          b) Statement of Stockholders' Equity
             for the Six Months Ended June 30, 1998                         4

          c) Statement of Operations
             for the Three and Six Months Ended June 30, 1998 and 1997      5

          d) Statement of Cash Flows
             for the Six Months Ended June 30, 1998 and 1997                6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                           7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                              8

     Item 2. Changes in Securities                                          8

     Item 3. Defaults Upon Senior Securities                                8

     Item 4. Submission of Matters to a Vote of Security Holders            8

     Item 5. Other Information                                              8

Signature                                                                   8

                         CGI HOLDING CORPORATION, INC.
                CONDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

               ASSETS                 JUNE 30,  DECEMBER 31,     JUNE 30,
                                        1998        1997           1997
                                  ------------  ------------  ------------
CURRENT ASSETS
Cash                                   $47,465      $174,267      $128,864
Accounts Receivable                  1,191,869     1,513,279     1,688,359
Inventory                              172,133       238,257       204,070
Unexpired Insurance                     95,333        82,262        85,638
Negotiation Deposit                    110,000             0             0
Other Assets                            19,509             0         3,009
Costs and Estimated Earnings in
   Excess of Billings                  223,689        45,000        40,494
                                  ------------  ------------  ------------
TOTAL CURRENT ASSETS                $1,859,998    $2,053,065    $2,150,434
                                  ------------  ------------  ------------

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements                 $28,262       $28,262       $28,262
Fixtures and Equipment                 455,693       447,025       370,698
Vehicles                               162,302       147,804       149,081
Contracting Equipment                  426,827       426,827       426,827
                                  ------------  ------------  ------------
    Total                           $1,073,084    $1,049,918      $974,868
Less:  Accumulated Depreciation        713,385       659,864       609,516
                                  ------------  ------------  ------------
NET PROPERTY, PLANT AND EQUIPMENT     $359,699      $390,054      $365,352
                                  ------------  ------------  ------------
OTHER ASSETS                            $3,552        $3,552       $23,779
                                  ------------  ------------  ------------
TOTAL ASSETS                        $2,223,249    $2,446,671    $2,539,565
                                  ============  ============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt     $270,707      $131,906      $380,381
Accounts Payable                       327,898       440,741       457,311
Short-Term Borrowings                   66,454       134,832       142,313
Accrued Corporate Income Taxes          43,820       331,654       176,447
Accrued Liabilities                     69,327       120,066       116,516
Loan Payable-Shareholder                     0             0        24,356
                                  ------------  ------------  ------------
TOTAL CURRENT LIABILITIES             $778,206    $1,159,199    $1,297,324
                                  ------------  ------------  ------------
LONG TERM LIABILITIES
Long-Term Debt,Net of Current Portion  $88,972      $155,336      $214,162
Deferred Income Tax                      9,822         9,822         9,822
                                  ------------  ------------  ------------
TOTAL LONG-TERM LIABILITIES            $98,794      $165,158      $223,984
                                  ------------  ------------  ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
  5,000,000 shares authorized; no
  shares issued or outstanding              $0            $0            $0
Common Stock, $0.001 par value,
  100,000,000 shares authorized;
  8,272,779 shares issued and
  outstanding                            8,273         8,273         7,113
Additional Paid-In Capital             363,674       363,674       211,150
Retained Earnings                      974,302       750,367       799,994
                                  ------------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY          $1,346,249    $1,122,314    $1,018,257
                                  ------------  ------------  ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                $2,223,249    $2,446,671    $2,539,565
                                  ============  ============  ============

The accompanying notes are an integral part of these statements.

                         CGI HOLDING CORPORATION, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)



                                      COMMON     COMMON     PAID-IN    RETAINED
                                      SHARES      STOCK     CAPITAL    EARNINGS
                                   ----------- --------- ----------- -----------
COMMON SHARES $0.001 PAR VALUE
STOCK ACCOUNTS REFLECTED AT
POST REORGANIZATION UNIT SHARES

BALANCE:   JANUARY 1, 1998           8,272,779    $8,273    $363,674    $750,367

NET PROFIT                                                               223,935
                                   ----------- --------- ----------- -----------



BALANCE:  JUNE 30, 1998              8,272,779    $8,273    $363,674    $974,302
                                   =========== ========= =========== ===========


The accompanying notes are an integral part of these statements.

                         CGI HOLDING CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                     JUNE 30                    JUNE 30
                            -------------------------- -------------------------

                                  1998         1997       1998          1997
                            ------------  ------------ ------------ -----------
SALES                         $1,613,438    $1,898,412   $3,305,841  $4,275,253

COST OF GOODS SOLD               952,285     1,346,142    1,946,065   2,786,233
                            ------------  ------------ ------------ -----------

GROSS PROFIT                    $661,153      $552,270   $1,359,776  $1,489,020

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE           477,961       426,119      966,327     898,006
                            ------------  ------------ ------------ -----------

INCOME FROM OPERATIONS          $183,192      $126,151     $393,449    $591,014
                            ------------  ------------ ------------ -----------

OTHER INCOME (EXPENSE)
   Other                             $93       $72,770          $93     $94,160
   Interest Income                     0             0            0           0
   Interest Expense               (9,589)      (14,829)     (30,208)    (24,889)
                            ------------  ------------ ------------ -----------
TOTAL OTHER INCOME (EXPENSE)     ($9,496)      $57,941     ($30,115)    $69,271
                            ------------  ------------ ------------ -----------

INCOME BEFORE INCOME TAXES      $173,696      $184,092     $363,334    $660,285

INCOME TAX PROVISION              67,439        17,510      139,399     176,447
                            ------------  ------------ ------------ -----------

NET INCOME                      $106,257      $166,582     $223,935    $483,838
                            ============  ============ ============ ===========

NET INCOME PER COMMON
SHARE                              $0.01         $0.02        $0.03       $0.07
                            ============  ============ ============ ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                               8,272,779     7,112,779    8,272,779   7,112,779
                            ============  ============ ============ ===========

                         CGI HOLDING CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                 SIX MONTHS ENDED
                                           JUNE 30, 1998      JUNE 30, 1997
                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit                                     $223,935           $483,837
 Non-Cash Items Included in Net Profit
  Depreciation                                    53,521             48,919
 Change in Accounts Receivable                   321,410            (13,464)
 Change in Inventory                              66,124             (8,933)
 Change in Loans Receivable                      (19,509)            (1,210)
 Change in Prepaid Insurance                     (13,071)            (5,984)
 Change in Costs and Estimated Earnings
   Over Billings                                (178,689)            31,801
 Change in Deposits                             (110,000)           (16,811)
 Change in Accounts Payable                     (112,843)          (251,199)
 Change in Accrued Expenses                        1,722              5,516
 Change in Inter-Company Receivable                    0             (2,624)
 Change in Accrued Income Taxes                 (287,834)            82,565
 Change in Billings in Excess of Costs and
    Estimated Earnings                           (52,461)          (101,182)
                                           -------------      -------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                     ($107,695)          $251,231
                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed Assets Acquired                          ($23,166)          ($50,793)
 Proceeds from Sale of Fixed Assets                    0              1,143
                                           -------------      -------------
NET CASH CHANGE FROM INVESTING ACTIVITIES       ($23,166)          ($49,650)
                                           -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Loan Payable                          $72,437          ($111,811)
 Change in Notes Payable                         (68,378)            32,490
 Change in Treasury Stock                              0            (81,500)
 Proceeds from Sale of Stock                           0             48,510
 Distribution to Shareholders                          0            (33,640)
                                           -------------      -------------
NET CASH CHANGE FROM FINANCING
ACTIVITIES                                        $4,059          ($145,951)
                                           -------------      -------------

NET CASH CHANGE                                ($126,802)           $55,630

CASH BALANCE:  JANUARY 1                         174,267             73,234
                                           -------------      -------------

CASH BALANCE:  JUNE 30                           $47,465           $128,864
                                           =============      =============

Supplemental Information
 Interest Paid                                   $30,208            $24,889
 Income Taxes Paid                               426,864             93,882

The accompanying notes are an integral part of these statements.

                            CGI Holding Corporation
                         Notes for Financial Statements
                                 June 30, 1998
                                  (Unaudited)

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

The consolidated financial statements include the accounts of Safe Environment Corporation, Roli Ink Corporation and CGI Holding Corporation.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Future Outlook

While the earnings for the second quarter of 1998 were down as compared to the second quarter of 1997, we expect a good improvement in the third quarter of 1998 versus the third quarter of 1997.

Both companies (RIC and Seco) operate in industries that are somewhat seasonal but the outlook for both companies is favorable for 1998.


Liquidity and Capital Resources

Total assets at June 30, 1998 totalled $2,223,249. Working capital at June 30, 1998 was $1,081,792 compared to the last quarter, March, 1998, of $1,010,586 representing an increase of $71,206. Long-term debt was reduced in the current quarter by $39,879.


Results of Operations

Sales for the second quarter of 1998 were $1,613,438 compared to the second quarter of 1997 of $1,898,412 representing a 17% decrease.

Sales for the first six months of the current fiscal year were $3,305,841 as compared to the first six months of 1997 of $4,275,253, or a decrease of 29%. The main reason for this decrease is the fact that a contract of $900,000 obtained by Seco in May, 1998 was postponed to a starting date of July 5, 1998.

Net operating profits for the second quarter of 1998 were $106,257 and $223,935 for the six months ended June 30, 1998. This compares to $166,582 and $483,838 respectfully for comparable periods 1997.


Future Plans

Reflected on the balance sheet on June 30, 1998 is a `Negotiation Deposit' in the amount of $110,000. These funds represent "good faith deposit" to a successful acquisition of a manufacturing concern.

The Company is in active negotiation phase to acquire a manufacturing concern. Preliminary due diligence has resulted in the Company engaging in final negotiations to purchase the assets and long term non-cancelable contracts of the said manufacturing concern. Talks are underway to secure long term equity/debt financing to facilitate a successful acquisition of the same.

The "good faith deposit" of $110,000 will be refunded to the Company in it's entirety upon closing or upon CGI Holding Corporation foregoing the said acquisition at its option. The conclusion of the said acquisition is estimated at six to eight weeks.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         ---------

          None

     (b) Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CGI HOLDING CORPORATION

Dated: August 6, 1998                        By: /S/ John Giura
       --------------                        ------------------
                                             John Giura, President and Director
                                             (Principal Executive Officer)