Form 10QSB
period 1998-09-30
CGI HOLDING CORP
filed 1998-11-05
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended: September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                       Commission File Number: 33-19980-D

                            CGI HOLDING CORPORATION
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

Nevada                                 87-0450450
------------------                     ------------------------------------
State or other jurisdiction of         (I.R.S. Employer I.D. No.)
incorporation or organization

8400 Brookfield Avenue, Brookfield, Illinois                      60513
---------------------------------------------                   --------
(Address of principal executive office)                        (Zip Code)

Issuer's telephone number, including area code  (708) 387-9200
                                                --------------

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such periods), and (2) has been subject to such filing requirements for the past 90 days, Yes [x] No [ ] Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,272,779 shares of its $0.001 par value common stock as of October, 31, 1998.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the Quarter Ended September 30, 1998

INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                Page

          a) Balance Sheets
             as of September 30, 1998, December 31, 1997
             and September 30, 1997                                 3

          b) Statement of Stockholders' Equity
             for the Nine Months Ended September 30, 1998           4

          c) Statement of Operations
             for the Three and Nine Months Ended
             September 30, 1998 and 1997                            5

          d) Statement of Cash Flows
             for the Nine Months Ended September 30, 1998 and 1997  6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                 7,8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                      9

     Item 2. Changes in Securities                                  9

     Item 3. Defaults Upon Senior Securities                        9

     Item 4. Submission of Matters to a Vote of Security Holders    9

     Item 5. Other Information                                      9

Signature                                                           9

                         CGI HOLDING CORPORATION, INC.
                CONDENSED COMPARATIVE CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

            ASSETS               SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                     1998             1997             1997
                                 ------------     -----------     -------------
CURRENT ASSETS
Cash                                 $271,709        $174,267           $28,391
Accounts Receivable                 2,502,630       1,513,279         2,396,101
Inventory                             189,642         238,257           182,231
Unexpired Insurance                    43,035          82,262            47,599
Negotiation Deposit                    10,000               0                 0
Other Assets                           13,372               0             5,150
Costs and Estimated Earnings in
   Excess of Billings                 125,826          45,000            40,288
                                 ------------     -----------     -------------
TOTAL CURRENT ASSETS               $3,156,214      $2,053,065        $2,699,760
                                 ------------     -----------     -------------

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements                $28,262         $28,262           $28,262
Fixtures and Equipment                457,995         447,025           441,336
Vehicles                              162,302         147,804           155,404
Contracting Equipment                 466,183         426,827           426,826
                                 ------------     -----------     -------------
   Total                           $1,114,743      $1,049,918        $1,051,828
Less:  Accumulated Depreciation       740,989         659,864           639,643
                                 ------------     -----------     -------------
NET PROPERTY, PLANT AND EQUIPMENT     373,754         390,054           412,185
                                 ------------     -----------     -------------
OTHER ASSETS                            3,752           3,552             3,552
                                 ------------     -----------     -------------

TOTAL ASSETS                       $3,533,720      $2,446,671        $3,115,497
                                 ============     ===========     =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt    $911,372        $131,906          $505,608
Accounts Payable                      696,051         440,741           656,196
Short-Term Borrowings                  56,374         134,832           110,341
Accrued Corporate Income Taxes        109,723         331,654           283,110
Accrued Liabilities                    71,402         120,066           124,419
Loan Payable-Shareholder              115,000               0                 0
Billings in Excess of Costs
   and Estimated Earnings                   0               0           111,399
                                -------------     -----------     -------------
TOTAL CURRENT LIABILITIES          $1,959,922      $1,159,199        $1,791,073
                                -------------     -----------     -------------

LONG TERM LIABILITIES
Long-Term Debt, Net of
    Current Portion                   $62,271        $155,336          $185,526
Deferred Income Tax                     9,822           9,822             9,822
                                -------------     -----------     -------------
TOTAL LONG-TERM LIABILITIES           $72,093        $165,158          $195,348
                                -------------     -----------     -------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
  5,000,000 shares authorized; no
  shares issued or outstanding             $0              $0                $0
Common Stock, $0.001 par value,
  100,000,000 shares authorized;
  8,272,779 shares issued and
  outstanding                           8,273           8,273             8,273
Additional Paid-In Capital            363,674         363,674           363,674
Retained Earnings                   1,129,758         750,367           757,129
                                -------------     -----------     -------------
TOTAL STOCKHOLDERS' EQUITY         $1,501,705      $1,122,314        $1,129,076
                                -------------     -----------     -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $3,533,720      $2,446,671        $3,115,497
                                =============     ===========     =============

The accompanying notes are an integral part of these statements.

                         CGI HOLDING CORPORATION, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)



                                   COMMON      COMMON     PAID-IN    RETAINED
                                   SHARES       STOCK     CAPITAL    EARNINGS
                                 ----------  ---------  ----------- ----------
COMMON SHARES $0.001 PAR VALUE
STOCK ACCOUNTS REFLECTED AT
POST REORGANIZATION UNIT SHARES

BALANCE:   JANUARY 1, 1998        8,272,779     $8,273    $363,674    $750,367

NET PROFIT FROM EXHIBIT                                    379,391
                                  ---------  ---------  ----------  ----------



BALANCE:  SEPTEMBER 30, 1998      8,272,779     $8,273    $363,674  $1,129,758
                                  =========  ========= ===========  ==========


The accompanying notes are an integral part of these statements.

                         CGI HOLDING CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30             SEPTEMBER 30
                            -------------------------  ------------------------

                                1998          1997          1998           1997
                           ------------  ------------  -----------  -----------
SALES                        $3,139,594    $2,163,171   $6,445,435   $6,438,423

COST OF GOODS SOLD            2,354,254     1,446,380    4,300,319    4,136,584
                           ------------  ------------  -----------  -----------

GROSS PROFIT                   $785,340      $716,791   $2,145,116   $2,301,839

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE          500,351       486,093    1,466,678    1,472,698
                           ------------  ------------  -----------  -----------

INCOME FROM OPERATIONS         $284,989      $230,698     $678,438     $829,141
                           ------------  ------------  -----------  -----------

OTHER INCOME (EXPENSE)
Other                              ($93)         ($23)          $0      $92,901
Interest Income                       0             0            0        1,236
Interest Expense                (15,932)      (16,978)     (46,140)     (41,867)
                           ------------  ------------  -----------   ----------
TOTAL OTHER INCOME (EXPENSE)    (16,025)      (17,001)     (46,140)      52,270
                           ------------- ------------  -----------   ----------

INCOME BEFORE INCOME TAXES      $268,964     $213,697     $632,298     $881,411

INCOME TAX PROVISION             113,508       76,777      252,907      284,310
                           -------------  -----------  -----------   ----------

NET INCOME                      $155,456     $136,920     $379,391     $597,101
                            ============  ===========  ===========   ==========

NET INCOME PER COMMON
SHARE                              $0.02        $0.02        $0.05        $0.10
                            ============  ===========  ===========   ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                               8,272,779    7,264,863    8,272,779    5,737,431
                            ============  ===========  ===========   ==========

                         CGI HOLDING CORPORATION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                    NINE MONTHS ENDED
                                        SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                   $379,391               $597,101
Non-Cash Items Included in Net Profit
  Depreciation                                 81,125                 79,046
Change in Accounts Receivable                (989,351)              (721,206)
Change in Inventory                            48,615                 12,906
Change in Loans Receivable                    (13,372)                   400
Change in Prepaid Insurance                    39,227                 32,055
Change in Costs and Estimated Earnings
  Over Billings                               (80,826)                27,843
Change in Deposits                            (10,200)                   941
Change in Accounts Payable                    255,310                (96,883)
Change in Accrued Expenses                    (48,664)                55,363
Change in Accrued Income Taxes               (221,931)               190,028
Change in Billings in Excess of Costs and
  Estimated Earnings                                0                 10,217
                                           ----------             ----------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                  ($560,676)              $187,811
                                           ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                        ($64,825)             ($127,753)
Proceeds from Sale of Fixed Assets                  0                  1,143
                                           ----------             ----------
NET CASH CHANGE FROM INVESTING ACTIVITIES    ($64,825)             ($126,610)
                                           ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Loan Payable                       $115,000                $11,500
Change in Notes Payable                       607,943                (50,558)
Change in Treasury Stock                            0                (81,500)
Proceeds from Sale of Stock                         0                 48,510
Distribution to Shareholders                        0                (33,640)
                                           ----------             ----------
NET CASH CHANGE FROM FINANCING
ACTIVITIES                                   $722,943              ($105,688)
                                           ----------             ----------

NET CASH CHANGE                               $97,442               ($44,487)

CASH BALANCE:  JANUARY 1                      174,267                 72,878
                                           ----------             ----------

CASH BALANCE:  SEPTEMBER 30                  $271,709                $28,391
                                           ==========             ==========

Supplemental Information
     Interest Paid                            $46,140                $41,867
     Income Taxes Paid                        474,838                 94,282

The accompanying notes are an integral part of these statements.

                         CGI HOLDING CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The Company had net income for the quarter ended September 30, 1998 of $155,456 compared to a net income of $136,920 for the three months ended September 30, 1997. Revenues increased during the three months ended September 30, 1998, resulting in an increase in net income of $18,536, as compared to the three months ended September 30, 1997.

Total revenues for the three months ended September 30, 1998 were $3,139,594 an increase of $976,423 or approximately 45%, from the three months ended September 30, 1997. The increase in revenues is primarily attributable to an increase in the revenues of SECO resulting from the commencement of a large contract that had been originally scheduled to begin in May but was rescheduled by the customer to begin in July. Revenues from SECO operations increased $1,056,335 from $1,505,879 for the three months ended September 30, 1997 to $2,562,214 for the three months ended September 30, 1998. Revenues from ROLI operations decreased $80,004 from $657,291 for the three months ended
September 30, 1997 to $577,287 for the three months ended September 30, 1998. The sales of ROLI decreased due to a partial loss of business, from one large customer. Management is striving to regain such sales from that customer and is realizing new sales from its sales representative to be recognized early in 1999.

During the three months ended September 30, 1998 and 1997, direct costs of (production and services) were $2,354,254 and $1,446,380 or 75% and 67% of revenues, respectively. This represents an increase in costs of approximately 8% over the three months ended September 30, 1997. Due to competition increasing in the industry a percentage of SECO's work had been done as joint ventures with minorities, which was about 30-40% of SECO's work. For this work, gross profit margins are in the range of 20-25%.

Total operating expenses for the three months ended September 30, 1998 were $500,351, an increase of $14,258 over the three months ended September 30, 1997. The 3% increase in operating expenses is primarily attributable to increases in legal fees.

The Company recorded a net income from operations of $284,989 and $230,698 for the three months ended September 30, 1998 and 1997, respectively. This increase in income is attributable to commencement of the rescheduled SECO contract as described above.

Financial Condition

At September 30, 1998, the Company's current assets exceeded its current liabilities by $1,196,292 as compared with (i) current assets exceeding current liabilities by $893,866 at December 31, 1997 and (ii) current assets exceeding current liabilities by $908,687 at September 30, 1997. The current ratio of assets to liabilities was 1.61 at September 30, 1998 as compared with 1.77 at December 31, 1997 and 1.51 at September 30, 1997. Current assets increased by $1,103,149 to $3,156,214 from December 31, 1997 to September 30, 1998. Current liabilities increased by $800,723 during the same period to $1,959,922. The increase in working capital over this period is primarily attributable to an increase in Accounts Receivable and Cash and to decreases in short-term borrowings of $78,458, accrued corporate income taxes of $221,931, and accrued liabilities of $48,664.




Total assets were $3,533,720 at September 30, 1998 as compared to $2,446,671 at December 31, 1997. The increase of $1,087,049 is attributable to an increase in Accounts Receivable.

The Company endeavors to achieve a positive cash flow from operations, although there can be no assurance that the Company will be successful in achieving that objective. The Company has increased revenues during the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997.

As of September 30, 1998, the Company had a business back log that stood at a little over $1.5 million.

Liquidity and Capital Resources

Cash flow increased from ($44,487) in the first nine months of 1997 to $97,442 in the first nine months of 1998. As of September 30, 1998, the Company had $271,709 in cash. The Company uses its working capital to fund ongoing operations.

The Company anticipates that existing cash will be sufficient to fund the Company's operations and capital requirements for the foreseeable future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.

Future Plans

As previously reported, the Company had advised its stockholders that it was negotiating to acquire a manufacturing company. In August of 1998, a letter of intent was signed to acquire all of the assets of the manufacturing company. The letter of intent is subject to, among other things, delivery of all assets free and clear of any and all encumberances. It is also subject to the preparation of an acceptable, definitive agreement. There is no assurance that such conditions will occur or that an acceptable agreement will be reached.

Forward-Looking Statements

This report included forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements contain information regarding growth and earnings expectations based on the Company's current assumptions involving a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including, without limitation, adverse business or market conditions; the ability of the Company to secure and satisfy customers; and adverse competitive developments. Readers are cautioned not to place undue reliance on forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES INSECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         --------

          None

     (b) Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CGI HOLDING CORPORATION

Dated:   November 10, 1998                   By: /S/ John Giura
         -----------------                   ------------------
                                             John Giura, President and Director
                                             (Principal Executive Officer)