Form 10KSB
period 1998-12-31
CGI HOLDING CORP
filed 1999-03-29
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1998
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                              --------------------
                       Commission File Number 33-19980-D

                            ----------------------
                            CGI Holding Corporation
                      -----------------------------------
               (Exact name of registrant as specified in charter)

        Nevada                                     87-0450450
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

8400 Brookfield Avenue, Brookfield, Illinois                  60513
---------------------------------------------             ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code (708)  387-0900
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                                   None
                             ---------------
                             (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $9,040,175

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the average bid and ask price of $0.265 per share for the Company's Common Stock at March 11, 1998, the market value of shares held by nonaffiliates would be $1,370,339. A list and description of affiliates can be found in Item 11.


As of March 11, 1999, the Registrant had 8,329,779 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of Item 1 refers to an 8-K filing on March 19, 1999.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

CGI Holding Corporation, (the "Company"), was incorporated under the laws of the State of Nevada in October of 1987. It's principal business activity is that of a holding company of 100% interests in two operating subsidiaries. The subsidiaries, Safe Environment Corporation(SECO), an Illinois Corporation and Roli Ink Corporation(RIC) a Wisconsin Corporation were acquired through merger on July 28, 1997.

Narrative Description of SECO

SECO has been involved in the asbestos abatement industry since its formation, in November of 1987, and has recently expanded to include lead mitigation in order to better serve the clients overall environmental needs. SECO provides asbestos abatement services to industrial, government and private concerns desiring to remove or abate asbestos and/or lead in the workplace or residence in order to alleviate the health risks associated with asbestos and/or lead.

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

The Asbestos Abatement and Lead Mitigation industry is currently driven by three markets, Industrial, Public and Commercial.

The industrial market consists of chemical, petroleum, and manufacturing facilities that were constructed prior to the discontinuation of asbestos for insulation of pipes and tanks. These facilities are continually performing operations and maintenance procedures that require the removal and/or repair of these materials.

The public market consists of federally and state owned facilities, schools and military facilities that contain asbestos materials such as pipe insulation and floor tile, and lead paint on interior building components.

The commercial real estate market consists of corporate offices containing asbestos materials such as sprayed on insulation and floor tile. These materials must be removed prior to any renovations.

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

Seco currently employs approximately 57 full time employees who average 40 hours per week. Included in total employees are 10 adminisitrative staff, 12 supervisors and 35 field personnel. In addition, SECO has a pool of approximately 150 additional workers who are available on an as needed basis.

Narrative description of RIC

RIC was incorporated in the State of Wisconsin in 1985 for the purpose of manufacturing and selling water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks versus solvent inks, RIC developed, in house, a new product line. With its new product line, RIC began focusing on the corrugated box manufacturers who were producing display grade boxes. This area represented potentially good volume, and the box manufactures could pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion. Currently, RIC's major competitors are INX,
Sun Chemical, Heritage International and Progressive Inks. RIC supplies approximately 40 customers total with five of those customers accounting for approximately 64% of its business. The loss of any of these five customers would have a material negative effect on RIC's business. Additionally, RIC has three independent manufacturer's representatives who sell approximately 40% of RIC's ink. Only 60% of RIC's sales were generated from "in house" personnel.

In addition to specialty corrugated ink, RIC sells ink to envelope and label manufacturers and medical packaging plants. It also sells a conductive and static dissipative coating used in electronics packaging. RIC sells to plants that are looking for top-of-line custom inks using the finest quality ingredients formulated specifically for their customer's printing equipment. RIC does not produce low cost, low quality commodity inks where competition with larger companies is very difficult. As does it competitors, RIC offers an ink dispensing system that can be leased or sold directly to their customer. Fast service and excellent quality are RIC's main focus.

RIC recognizes revenue at time of shipment to the customer.

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

As of January 1, 1999, RIC employed 12 employees. There are 9 full time employees and 2 part time, on call employees who work at the main headquarters in Milwaukee, Wisconsin. There is also 1 employee, the President, who conducts business out of the CGI office in Brookfield, Illinois.

Acquisition

On March 5, 1999, CGI Holding Corporation acquired substantially all of the assets of Salle International, L.L.C. ( a private corporation) under an asset purchase agreement dated March 2, 1999. The acquisition price was approxiamately $2,700,000. Refer to 8-K filed March 19, 1999.

ITEM 2. DESCRIPTION OF PROPERTIES

RIC leases approximately 11,550 square feet of manufacturing and office space under a lease effective from August 21, 1996, and ending on September 30, 1999. Under the terms of the RIC lease, RIC pays a monthly fee of $3,694 plus real estate taxes of $530.30 per month. The building contains another 3,450 feet which RIC may expand into if future growth warrants such expansion. Currently, RIC only operates one shift and believes additional shifts can be added in the future to handle anticipated growth. RIC is located in Milwaukee, Wisconsin.

SECO, located in Brookfield, Illinois, leases, on a month to month basis, approximately 8,000 square feet of office, warehouse and storage facilities. Approximately 2,000 square feet is used as office space with the remaining facility principally used as a warehouse. Most of SECO's projects are performed on site so its facilities are primarily used for storing and working on its equipment when not in use. The terms of the lease require monthly payments of $3,000 per month starting in January 1998. The building is leased from 8400 Brookfield Partners which is owned and controlled by John Giura, the president of the Company, and James Spachman, a major shareholder of the Company. The lease is on a month to month term. (See: Item 12: "Certain Relationships and Related Transactions.") The Company also uses this facility as its corporate offices. The Company and SECO believes this facility will be adequate for its future needs.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Special Meeting of Stockholders held on October 22, 1998 ("Special Meeting") the stockholders of the Company:

(i) elected Messieurs Jamie Bendersky, Chander Jadhwani and Ronald Riba as directors of the Company by a vote of 6,115,386 in favor to 0 against for Messieurs Bendersky and Riba and by a vote of 6,115,236 in favor to 150 against for Mr. Jadhwani and

(ii) ratified the selection of Poulos & Bayer, LTD. to serve as the Company's independent public accountants and auditors for the current fiscal year by a vote of 6,115,386 in favor to 0 against.

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

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
March 1997                 $0.30          $0.30
June 1997                  $0.30          $0.30
September 1997             $4.50          $1.50
December 1997              $3.75          $1.625

March 1998                 $3.38          $0.75
June 1998                  $1.13          $0.53
September 1998             $0.75          $0.20
December 1998              $0.51          $0.21


At March 11, 1999, the bid and asked price for the Company's Common Stock was $0.23 and $0.30 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 11, 1999, the Company had approximately 157 shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $3,580,047 at December 31, 1998, an increase of $1,133,376 over December 31, 1997. These assets included $359,795 in property, plant and equipment which had a value before depreciation of $1,131,535. The
Company had current assets of $3,220,252 at December 31, 1998, resulting in working capital of $1,057,544. This is an increase in working capital of $163,678 over 1997.

The majority of the Company's current assets are accounts receivable consisting of $2,487,844. The Company's accounts receivable, as collected, will be enough to cover all of the Company's current liabilities of $2,162,708. The Company only has $27,050 in long term debt, which also could be covered by current accounts receivable, when collected.

Long term borrowing decreased in 1998 by $139,026 to $27,050. However, the company was forced to increase its short term borrowings, including loans from shareholders($269,880), in the amount of $1,068,310. This was necessitated by an increase of Seco's accounts receivable of $1,040,988. This substantial increase was the result of percentage of completion billings late in the fourth quarter.

The company also increased its available line of credit from $800,000 to $2,000,000 on March 1, 1999.

The Company believes its current property, plant and equipment are adequate for the Company's current and foreseeable needs. If the Company is able to expand into different regions of the United States, it will be necessary to acquire additional plant space and equipment which would be located closer to the clients.

With the Company's available funds, the Company should be able to continue to operate and complete its projects for the 1999 year as well as to expand its operations as business warrants.

The Company intends to continue to focus on the asbestos and lead abatement field with SECO, and ink production and sales with RIC. The Company is, however, cognizant of the need to diversify its focus on the asbestos and lead abatement industries as asbestos and lead abatement projects become fewer. At present the Company is exploring possibilities in the interior demolition, re-insulation, painting and duct cleaning industries for potential future businesses.


RESULTS OF OPERATIONS

Sales for the year ended December 31, 1998 were $9,040,715, an increase over 1997 in the amount of $154,388 or 1.74 percent. Cost of sales for 1998 were $6,403,002 compared to 1997 of $5,799,760, an increase of $603,242 or 6.79 percent. The major cause for the increase in cost of sales percentage from 65.27 percent in 1997 to 70.83 percent in 1998 was the highly competitive Chicago market forcing Seco to reduce margins. Seco has countered by opening branches in Missouri and Indiana to expand their market base. Operating expenses for the year 1998 were $2,133,158 compared to $2,154,813 for 1999, a decrease of $21,655.

Net income before taxes in 1998 was $452,745, a decrease from 1997's $971,141, resulting in a decrease of net profit before taxes of $518,396.

Income taxes for 1998 were $199,015 compared to $318,088 in 1997, a decrease of $119,073. The profits of RIC were taxed directly to the shareholders in 1997 from January 1, 1997 to July 28, 1997 which was the period that RIC had 'S' Corporation status.

The company's net income after taxes for the year ended December 31, 1998 was $253,730($.03/share) compared to $653,053 ($.10/share), representing a decrease of $399,323 ($.07/share).

RIC

RIC had sales of $2,350,329 for the year ended December 31, 1998, with net profits before taxes of $191,205. RIC's sales decreased in 1998 from 1997 when sales were $2,702,185. This reduction in sales was primarily due to a decrease in sales from two of RIC's top five customers. RIC anticipates that sales from these two customers will improve in 1999. As a result of the decrease in sales, net income after taxes decreased to $120,936 for RIC in 1998 as opposed to $284,500 in 1997.

SECO

SECO accounted for $6,689,845 in sales with profit before income taxes of $372,881. This represented a increase in sales from $6,183,602 in 1997. Although sales increased by $506,243 from 1997, profits before taxes decreased to $372,881 from $611,766 in 1997. The decrease in profits was the result of less profitable jobs from increased competition in the Chicagoland market. As a result, the cost of operations was $5,103,695 in 1998 compared to $4,539,014 in 1997, a gross profit decrease of 2.89 percent.

The net profits after taxes decreased to $244,175 for SECO in 1998 from the $364,090 in 1997. This is a direct result of the lower profit margins realized on asbestos removal contracts.


YEAR 2000

The Company has evaluated the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance or that Year 2000 issues will have a material impact on the Company's business, results of operations of financial condition. The Company's propietary software systems and applications are currently Year 2000 compliant. Certain third-party software for which the Company pays maintenance fees is not yet Year 2000 compliant, but the Company has made provisions to upgrade these third-party software systems in time.

The Company has received written assurances from third-party vendors and suppliers and customers with whom it has material relationships that they are Year 2000 compliant or will be Year 2000 compliant in time.

FORWARD LOOKING STATEMENTS

This report included forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements contain information regarding growth and earnings expectations based on the Company's current assumptions involving a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward-looking statements, including, without limitation, adverse business or market conditions; the ability of the Company to secure and satisfy customers; and adverse competitive developments. Readers are cautioned not to place undue reliance on forward looking statements.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the executive officers, directors and significant employees of the Company:

Name                       Age            Position
--------------------       ---            -----------------------
John Giura                  66            President and Director, Chairman
Ann K Knaack                42            Vice President and Director
Jaime Bendersky             70            Director
Chander Jadhwani            48            Director
Ronald F Riba               66            Director

John Giura has served as a Director, President, Chief Executive Officer and Chief Financial Officer of the Company since August of 1997. For the past five years Mr Giura also has been a Director and President of RIC and SECO. In 1987, Mr Giura co-founded SECO and in 1994 acquired control of SECO. Mr Giura, along with other individuals, acquired control of RIC in 1993 and has been its President, Chief Executive Officer and Director since acquiring control. Mr Giura received his BA degree from the University of Naples(Italy) in 1956 and an MA in economics from the University of Chicago in 1961.

Ann K Knaack has served as a Director and Vice President of the Company since August of 1997. Ms Knaack has been involved with the Subsidiaries since 1992 when she joined RIC. Over the past eight years, Ms. Knaack has held various management positions with RIC including those of General Manager, Secretary, Vice President and Chief Operating Officer. Ms. Knaack is a director of RIC. Ms. Knaack received her BA in business and management from Alverno College in Milwaukee, Wisconsin.

Jaime Bendersky, M.D., is a licensed physician specializing in internal medicine and as of April of 1998, an emeritus member on the medical staff of Westlake Community Hospital in Melrose Park, Illinois. From 1966 until his retirement in April of 1998, Dr. Bendersky had been an active member on the medical staff of Westlake Community Hospital. Dr. Bendersky is currently involved in the establishment of a clinic in Oak Brook, Illinois that will provide diagnostic evaluation and treatment of patients with obesity.

Chander Jadhwani has been Manager of New Business Development for the Company since August of 1997. His duties include the development and execution of the Company's strategic business plans and acquisitions. Mr. Jadhwani has been employed by Waste Solutions Corporation, a privately owned company involved in the manufacture of products used in the clean-up of hazardous waste since 1994. He serves as a Managing Director responsible for the development and execution of its strategic business plans. Mr. Jadhwani received a MS in structural engineering from Illinois Institute of Technology in 1976 and a MBA from Illinois Institute of Technology in 1984.

Ronald F Riba is a Vice President of Investments of Everen Securities, Inc., a publicly held financial services company engaged in the business of securities brokerage and investment banking(formerly Kemper Securitiess, Inc.). Mr Riba has been a registered broker with Everen Securities, Inc. for nearly ten years. During his career, Mr Riba has provided investment advice and services to both institutional and individual clients.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years for the Company's or its principal subsidiaries' chief executive officer, and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other  Restricted
Name and                                   Annual  Stock     Options   All
Principal      Year  Salary  Bonus($) Compensation Awards   /SARs     Other
Position                                                            Compensation
-------------- ----- ------  -------- ------------ ------   ------- ------------
John Giura       1998   60,000  -0-          7,200    -0-    -0-      2,000
John Giura       1997   53,000  -0-          7,200    -0-    -0-      2,000
John Giura       1996  148,000  -0-          7,200    -0-    -0-        -0-
President
and CEO
Denny Nestripke
Former President
And CEO          1997  -0-      -0-          -0-      -0-    -0-      -0-
                 1996  -0-      -0-          -0-      -0-    -0-      -0-

Cash Compensation

John Giura was paid $60,000 by Roli Ink Corp for the year ended December 31, 1998. In 1997 Mr Giura was paid by RIC. In 1996, Mr Giura was paid $100,000 by SECO and $48,000 by RIC. Mr.Giura does not have an employment contract with the Company and no set compensation arrangement has been set for Mr Giura for 1999.

Bonuses and Deferred Compensation

The Company maintains a 401K profit sharing plan. The Company matches employee contributions to fifty percent with a maximum limit of $2,000. Total Company contributions for 1998 were $12,966.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 2, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. At March 2, 1999, there were approximately 8,329,779 shares of common stock issued and outstanding.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common    John Giura
          President and Director
          C/O CGI Holding
          Corporation
          8400 Brookfield Ave
          Brookfield, Illinois
          60513                        2,536,494 (2)         30.45%

Common    James Spachman
          735 Selbourn Road
          Riverside, Illinois
          60546                          814,000             9.77%

Common    Depository Trust Company       649,165             7.79%

Common    Jaime Bendersky                203,680             2.45%
          Director
          324 Hambleton Drive
          Oakbrook, IL 60523

Common    Chander Jadhwani               150,000             1.80%
          Director
          c/o Cgi Holding Corp
          8400 Brookfield Ave
          Brookfield, Il 60513

Common    Ann K Knaack                    72,016             0.86%
          VicePresident and Director
          c/o Roli Ink Corporation
          4010 W Douglass Ave
          Milwaukee, WI 53209

Common    Debra Moore                     71,500(3)          0.86%
          Secretary
          c/o CGI Holding Corp
          8400 Brookfield
          Brookfield, Il 60513

Common    Ronald F Riba                  125,000             1.50%
          Director
          16 W Canterbury Dr.
          Arlington Heights, Il 60004

Common    Directors and Officers as a  3,158,690            37.92%
          Group (6 persons)

(1) Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes 135,300 shares which are held jointly by Mr Giura and Mr Spachman and 1,021,900 held by CIB Bank Hillside as custodian for Mr Giura. Mr. Giura also controls 260,000 shares owned by Mentor Investments, Inc., a company he controls.
(3)  Includes 20,000 held by Ms Moore as custodian for her children.

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

The Company borrowed funds from shareholders throughout the year to cover operating expenses. The total balance due on December 31, 1998 was $269,880. The detail of this balance is:

    Clara Bendersky       $150,000
    Jim Spachman           115,000
    John Giura               4,880

TRANSACTIONS WITH PROMOTERS

The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

ITEM 13. EXHIBITS AND REPORTS

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Poulos & Bayer, LTD., Certified Public Accountants    14

Balance Sheets
December 31, 1998, and 1997                                     15

Statements of Stockholders' Equity
For the years ended December 31, 1998, and 1997                 16

Statements of Operations
For the years ended December 31, 1998, and 1997                 17

Statements of Cash Flows
For the years ended December 31, 1998, and 1997                 18

Notes to Financial Statements                                   19

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

Number 21:  Subsidiaries of the Registrant


The  Registrant  has  two  subsidiaries,   Roli  Ink  Corporation,  a  Wisconsin
Corporation; and Safe Environment Corp., an Illinois Corporation.

Number 27:  Financial Data Schedule

Included in the Report as Exhibit 27.

Reports on Form 8-K.

The Company did not file any reports on Form 8-K in its fourth quarter; however, in March 1999, the Company filed a Form 8-K discussing its acquisition of Salle International, L.L.C..

                                SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                CGI Holding Corporation


Dated: March 29, 1999            By: /s/ John Giura
                                    ----------------------------------
                                    John Giura, Director, President
                                    and Chief Financial Officer

Dated: March 29, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ann K. Knaack
------------------------
Ann K. Knaack, Director and Vice President
Date: March 29, 1999

/s/ Chander Jadhwani
------------------------
Chander Jadhwani, Director
Date: March 29, 1999

                            Independent Auditor's Report

To the Board of Directors
CGI Holding Corporation
8400 Brookfield Avenue
Brookfield, Illinois  60513


We have audited the accompanying balance sheets of CGI Holding Corporation (a Nevada Corporation) as of December 31, 1998 and 1997, and the related statements of income, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CGI Holding Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




By: /s/ Poulos & Bayer, Ltd.

Poulos & Bayer, Ltd.
Chicago, Illinois

January 23, 1999

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

                ASSETS              DECEMBER 31,       DECEMBER 31,
                                        1998               1997
                                   -------------      -------------
CURRENT ASSETS
Cash                                    $147,685           $174,267
Accounts Receivable                    2,487,844          1,513,279
Inventory                                217,535            238,257
Unexpired Insurance                       83,910             82,262
Other Current Assets                      19,503                  0
Costs and Estimated Earnings in
  Excess of Billings                     263,775             45,000
                                   -------------      -------------
TOTAL CURRENT ASSETS                  $3,220,252         $2,053,065
                                   -------------      -------------
PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements                   $28,262            $28,262
Fixtures and Equipment                   461,998            447,025
Vehicles                                 162,302            147,804
Contracting Equipment                    478,973            426,827
                                   -------------      -------------
Total                                 $1,131,535         $1,049,918
Less:  Accumulated Depreciation          771,740            659,864
                                   -------------      -------------
NET PROPERTY, PLANT AND EQUIPMENT        359,795            390,054
                                   -------------      -------------
OTHER ASSETS                                   0              3,552
                                   -------------      -------------
TOTAL ASSETS                          $3,580,047         $2,446,671
                                   =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt      $141,987            $131,906
Notes Payable-Line of Credit            800,000                   0
Short-Term Borrowings                   123,181             134,832
Accounts Payable                        723,721             440,741
Billings in Excess of Costs
  and Estimated Earnings                      0              52,461
Accrued Corporate Income Taxes           34,761             331,654
Accrued Liabilities                      33,652              16,540
Commissions Payable                      35,526              51,065
Loan Payable-Shareholders               269,880                   0
                                   ------------       -------------
TOTAL CURRENT LIABILITIES            $2,162,708          $1,159,199
                                   ------------       -------------
LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion  $16,310            $155,336
Deferred Income Tax                      10,740               9,822
                                   ------------       -------------
TOTAL LONG-TERM LIABILITIES              27,050             165,158
                                   ------------       -------------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
  5,000,000 shares authorized; no
  shares issued or outstanding               $0                  $0
Common Stock, $0.001 par value,
  100,000,000 shares authorized;
  8,329,779 shares issued and
  outstanding                             8,330               8,273
Additional Paid-In Capital              377,867             363,674
Retained Earnings                     1,004,097             750,367
                                   ------------       -------------
TOTAL STOCKHOLDERS' EQUITY            1,390,294           1,122,314
                                   ------------       -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $3,580,052          $2,446,671
                                   ============       =============
The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                           DECEMBER 31, 1998 AND 1997


                                COMMON   COMMON  PAID-IN   RETAINED   TREASURY
                                SHARES    STOCK  CAPITAL   EARNINGS     STOCK
                              --------- ------- --------   --------  ----------
BALANCE: JANUARY 1, 1997      4,620,594  $4,621 $462,970   $369,628  ($239,000)

TREASURY SHARES ACQUIRED       (836,000)                               (81,500)

TREASURY SHARES ISSUED          782,100          (73,602)               122,112

ADJUSTMENTS PER NOTE 8          394,362     394   60,509    (60,903)

JULY 28, 1997 MERGER          3,311,723   3,312    1,640

1997 NET INCOME                                             653,053

ELIMINATE `ROLI'`S' CORPORATION
PROFIT TO CONTRIBUTED CAPITAL                    110,491   (110,491)

DISTRIBUTIONS TO `S'
CORPORATION SHAREHOLDERS                                   (100,920)

ELIMINATE TREASURY ACCOUNT            0     (54)(198,334)               198,388
                              --------- ------- --------   --------  ----------

BALANCE: DECEMBER 31, 1997    8,272,779  $8,273 $363,674   $750,367          $0


EMPLOYEE STOCK BONUS             57,000      57   14,193

1998 NET INCOME                                             253,730
                              --------- ------- --------  ---------  ----------

BALANCE: DECEMBER 31, 1998    8,329,779  $8,330 $377,867 $1,004,097          $0
                              ========= ======= ========  =========  ==========

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                       TWELVE MONTHS ENDED

                                       DECEMBER 31,1998     DECEMBER 31, 1997

SALES                                       $9,040,175            $8,885,787

COST OF GOODS SOLD                           6,403,002             5,799,760
                                          ------------          ------------

GROSS PROFIT                                $2,637,173            $3,086,027

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                       2,133,158             2,154,813
                                          ------------          ------------

INCOME FROM OPERATIONS                        $504,015              $931,214
                                          ------------          ------------

OTHER INCOME (EXPENSE)
   Other                                       $20,214               $93,000
   Interest Income                                  48                 2,241
   Interest Expense                            (71,532)              (55,314)
                                          ------------          ------------
TOTAL OTHER INCOME (EXPENSE)                  ($51,270)              $39,927
                                          ------------          ------------

INCOME BEFORE CORPORATE
INCOME TAXES                                  $452,745              $971,141
                                          ------------          ------------

INCOME TAX PROVISION
   Current Tax Expense                        $198,097              $318,088
   Deferred Tax Expense                            918                     0
                                          ------------          ------------
TOTAL INCOME TAX PROVISION                     199,015               318,088
                                          ------------          ------------

NET INCOME                                    $253,730              $653,053
                                          ============          ============

NET INCOME PER
COMMON SHARE                                     $0.03                 $0.10
                                          ============          ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    8,274,184             6,376,477
                                          ============          ============


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                 TWELVE MONTHS ENDED
                                         DECEMBER 31, 1998    DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                   $253,730                  $648,590
Non-Cash Items Included in Net Profit
   Depreciation                               111,876                   106,950
   Loss (Gain) on Sale of Equipment                 0                       (57)
   Stock Bonus                                 14,250                         0
Change in Accounts Receivable                (974,565)                  161,615
Change in Inventory                            20,722                   (43,120)
Change in Loans Receivable                     (9,503)                    1,000
Change in Prepaid Insurance                    (1,648)                   (2,608)
Change in Costs and Estimated Earnings
   Over Billings                             (218,775)                   27,295
Change in Deposits                             (6,448)                      941
Change in Accounts Payable                    282,980                  (262,338)
Change in Accrued Expenses                      1,573                   (48,827)
Change in Inter-Company Receivable                  0                    (2,624)
Change in Accrued Income Taxes               (296,893)                  238,572
Change in Deferred Income Taxes                   918                         0
Change in Billings in Excess of Costs and
   Estimated Earnings                         (52,461)                  (48,721)
                                            ---------                 ---------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                  ($874,244)                 $776,668
                                            ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                        ($81,617)                ($139,825)
Proceeds from Sale of Fixed Assets                  0                     7,500
                                            ---------                ----------
NET CASH CHANGE FROM INVESTING ACTIVITIES    ($81,617)                ($132,325)
                                            ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Loan Payable                       $269,880                 ($113,500)
Change in Notes Payable                       659,399                  (304,958)
Change in Treasury Stock                            0                   (81,500)
Proceeds from Sale of Stock                         0                    48,510
Distribution to Shareholders                        0                  (100,920)
                                            ---------                ----------
NET CASH CHANGE FROM FINANCING
ACTIVITIES                                   $929,279                 ($552,368)
                                            ---------                ----------

NET CASH CHANGE                              ($26,582)                  $91,975

CASH BALANCE:  JANUARY 1                      174,267                    82,292
                                            ---------                ----------

CASH BALANCE:  DECEMBER 31                   $147,685                  $174,267
                                            =========                ==========

Supplemental Information
  Interest Paid                               $71,532                   $55,314
  Income Taxes Paid                           497,443                    94,282

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

Note 1 - Consolidated Financial Statements
These consolidated financial statements include the accounts of SECO and Roli Ink for all periods presented and the accounts of CGI Holding Corporation from July 28, 1997. All intercompany accounts and transactions have been eliminated upon consolidation.

Nature of Business

CGI  Holding   Corporation  is  a  holding   company  which  owns  100%  of  two
subsidiaries,  Safe  Environment  Corporation  (SECO)  and Roli Ink  Corporation
(RIC).

RIC

RIC was incorporated in the State of Wisconsin in 1985 for the purpose of manufacturing and selling water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks versus solvent inks, RIC developed, in house, a new product line. With its new product line, RIC began focusing on the corrugated box manufacturers who were producing display grade boxes. This area represented potentially good volume, and the box manufactures could pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion. Currently, RIC's major competitors are INX,
Sun Chemical, Heritage International and Progressive Inks. RIC supplies approximately 40 customers total with five of those customers accounting for approximately 64% of its business. The loss of any of these five customers would have a material negative effect on RIC's business. Additionally, RIC has three independent manufacturer's representatives who sells approximately 40% of RIC's ink. Only 60% of RIC's sales were generated from "in house" personnel.

In addition to specialty corrugated ink, RIC sells ink to envelope and label manufacturers and medical packaging plants. It also sells a conductive and static dissipative coating used in electronics packaging.

RIC recognizes revenue at time of shipment to the customer.

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

SECO

SECO was formed in November, 1987 to provide asbestos abatement services. SECO has been involved in the asbestos abatement industry since its formation and has recently expanded to include lead mitigation in order to better serve the clients overall environmental needs. SECO provides asbestos abatement services to industrial, government and private concerns desiring to remove or abate asbestos and/or lead in the workplace or residence in order to alleviate the health risks associated with asbestos and/or lead.

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

Note 2 - Significant Accounting Policies

A. Revenue and Cost Recognition

SECO
Income and costs are recognized using the Percentage of Completion method of accounting.

RIC
Income and costs are recognized at time of shipment to customer.

B. Accounts Receivable

Management deems all receivables are collectable and no provisions for bad debts are required.

C. Inventory

Inventory is stated at cost using the first-in, first-out method.

D. Fixed Assets

All assets are depreciated over their useful life using the 150% declining method with the exception of fixed assets acquired by RIC after January 1, 1997. These assets are being depreciated using the straight line method over their useful lives.

Note 3 - Accounts Receivable

Accounts receivable at December 31, 1998 consist of the following:

     Currently Due                                $2,487,844
     Retainages                                      254,730
                                              ---------------
                                                  $2,233,114
                                              ===============

Retainages are due in less than one (1) year.

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

    Costs Incurred on
     Uncompleted Contracts                     $201,198
    Estimated Earnings                           62,577
                                            -----------

    Subtotal                                   $263,775
    Less:  Billings to Date                           0
                                            -----------
                                               $263,775
                                            ===========
    Included on Balance Sheet

    Costs and Estimated
      Earnings in Excess of Billings           $263,775
    Billings in Excess of Costs
      and Estimated Earnings                          0
                                            -----------
                                               $263,775
                                            ===========

Note 5 - Notes Payable
                                              Current               Long-Term
                                           -----------          --------------
a.)CIB Bank - Line of Credit
    Interest rate of 9.00% and maturity
    date of August 1, 1999.  This
    note is secured by general assets
    of SECO.                               $650,000.00                  $0.00

b.)M & I Northern Bank - Line of Credit
    Note due on 5/1/99 with an interest
    rate of 7.75%.  The note guaranteed
    by the general assets of Roli Ink.      150,000.00                   0.00
                                           -----------          -------------
TOTAL LINE OF CREDIT                       $800,000.00                  $0.00

c.)CIB Bank
    Note payable dated February 3, 1997
    for $250,000 note payable monthly
    at $6,945.00 principal plus 9% interest
    with a maturity date of February 1,
    2000.  This note is secured by the general
    assets of SECO,                          83,340.00              $6,925.00

d.)Vehicle 1 - payment is $400.00/month.
    Note is secured by the vehicle and has
    an interest rate of 8.5%.                   397.19                   0.00

e.)Vehicle 2 - payment is $478.50/month.
    Note is secured by the vehicle and has
    an interest rate of 9.475%.                 522.93                   0.00



f.)Vehicle 3 - payment is $285.09/month.
    Note is secured by the vehicle and has
    an interest rate of 8.5%.                 3,115.15               1,889.91

g.)Vehicle 4 - payment is $375.69/month.
    Note is secured by the vehicle and has
    an interest rate of 9.5%.                 1,835.05                   0.00

h.)Vehicle 5 - payment is $303.05/month.
    Note is secured by the vehicle and has
    an interest rate of 7.65%.                2,940.12               7,495.34

i.)M & I Northern Bank
    Dated 6/30/96 payable monthly
    $1,873.96 principal and interest.
    Balance of $40,659.54 due on 6/20/99
    This note is unsecured and has an
    interest rate of 9%.                     49,831.38                   0.00
                                           -----------          -------------
Subtotal                                    141,981.82              16,310.25
                                           -----------          -------------
Totals                                     $941,981.82             $16,310.25
                                           ===========          =============

Principal payments for the next five years are as follows:
        1999                            $941,982
        2000                              11,988
        2001                               3,425
        2002                                 897
        2003                                   0
                                       ---------
                                        $958,292
                                       =========

Note 6 - Consulting Agreement

The Company is committed to pay a consulting agreement in the amount of $2,000 per month through 1999. This is payable to the original owner of the company.

Note 7 - Contractual Agreements

The Company contracts with Mentor Investments, Inc. to provide direct labor for certain jobs. `Mentor' is responsible for the cost of the payroll taxes and workmens compensation insurance. `Mentor' receives, for those services, the cost of the gross payroll plus 20%.

Note 8 - Adjustment to Stockholder's Equity

As part of a financing agreement on a line of credit with M & I Northern Bank, the monthly management fee was reduced in 1994. In consideration, the board issued 3,015 shares valued at $20.20 per share on April 15, 1997.



Note 9 - Distribution to Shareholders

The shareholders elected `S' Corporation status effective January 1, 1997. The `S' Corporation status was terminated effective August 4, 1997 when the Company was merged with CGI Holding Corporation. The shares of `Roli' were exchanged for shares of `CGI' at 130.8 shares of `CGI' for each share of `Roli.' The distribution to shareholders represents a portion of the `S' Corporation earnings for 1997.

Note 10 - Leasing Commitments

The Company leases office and warehouse facilities at a monthly rate Of $3,000.00 without a formal agreement.

Note 11 - Related Party Transactions

SECO, located in Brookfield, Illinois, leases on a month to month basis, approximately 8,000 square feet of office, warehouse and storage facilities. Approximately 2,000 square feet is used as office space with the remaining facility principally used as a warehouse. Most of SECO's projects are performed on site so its facilities are primarily used for storing and working on its equipment when not in use. The terms of the lease require monthly payments of $2,500 during 1997 and $3,000 per month starting in January, 1998. The building is leased from 8400 Brookfield Partners which is owned and controlled by John Giura, the president of the Company, and James Spachman, a major shareholder of the Company. The lease is on a month-to-month term.


Note 12 - Loan from Shareholders

   The Company borrowed funds from shareholders throughout the year to cover operating expenses. The total balance due on December 31, 1998 was $269,880. The detail of this balance is:

    Clara Bendersky       $150,000
    Jim Spachman           115,000
    John Giura               4,880