Form 10QSB
period 1999-03-31
CGI HOLDING CORP
filed 1999-05-17
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: March 31, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,929,779 shares of its $0.001 par value common stock as of May 12,1999.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the Quarter Ended March 31, 1999

INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                Page

          a) Balance Sheet
             as of March 31, 1999                                   3

          b) Statement of Stockholders' Equity
             for the Three Months Ended March 31, 1999              4

          c) Statement of Operations
             for the Three Months Ended
             March 31, 1999 and 1998                                5

          d) Statement of Cash Flows
             for the Three Months Ended March 31, 1999 and 1998     6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                 7,8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                      9

     Item 2. Changes in Securities                                  9

     Item 3. Defaults Upon Senior Securities                        9

     Item 4. Submission of Matters to a Vote of Security Holders    9

     Item 5. Other Information                                      9

Signature                                                           9

PART I-FINANCIAL INFORMATION


ITEM I- FINANCIAL STATEMENTS


                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                          MARCH 31,       MARCH 31,
                                             1999            1998
                                      -------------  --------------
CURRENT ASSETS
Cash                                        $78,696         152,301
Accounts Receivable(Net of Allowance)     3,390,668       1,210,763
Inventory                                   526,956         219,082
Unexpired Insurance                          82,834          96,506
Negotiation Deposit                          10,000         100,000
Other Current Assets                         71,850               0
                                      -------------  --------------
TOTAL CURRENT ASSETS                     $4,161,004      $1,778,652
                                      -------------  --------------

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements                      $28,262         $28,262
Fixtures and Equipment                    1,024,354         447,825
Vehicles                                    162,302         147,804
Contracting Equipment                     1,054,756         426,827
                                      -------------  --------------
                                          2,269,674       1,050,718
Less:  Accumulated Depreciation             820,052         686,191
                                      -------------  --------------
NET PROPERTY, PLANT AND EQUIPMENT         1,449,622         364,527
                                      -------------  --------------
OTHER ASSETS                                 46,661           3,552
                                      -------------  --------------
INTANGIBLE ASSETS
Goodwill                                    275,988               0
                                      -------------  --------------

TOTAL ASSETS                             $5,933,275      $2,146,731
                                      =============  ==============



CURRENT LIABILITIES
Current Portion of Long-Term Debt        $1,950,869        $234,317
Accounts Payable                          1,294,512         258,691
Short-Term Borrowings                       114,918         156,102
Accrued Corporate Income Taxes               61,176          71,960
Accrued Liabilities                          64,054          46,996
Loan Payable-Shareholder                          0               0
                                      -------------  --------------
TOTAL CURRENT LIABILITIES                $3,485,529        $768,066
                                      -------------  --------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion     $541,897        $128,851
Deferred Income Tax                          10,740           9,822
                                      -------------  --------------
TOTAL LONG-TERM LIABILITIES                 552,637         138,673
                                      -------------  --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                     $0              $0
Common Stock, $0.001 par value,
100,000,000 shares authorized;
8,272,779 shares issued and
outstanding                                   9,930           8,273
Additional Paid-In Capital                  744,267         363,674
Retained Earnings                         1,140,912         868,045
                                      -------------  --------------
TOTAL STOCKHOLDERS' EQUITY                1,895,109      $1,239,992
                                      -------------  --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $5,933,275      $2,146,731
                                      =============  ==============

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                   COMMON  COMMON   PAID-IN  RETAINED  TREASURY
                                   SHARES   STOCK   CAPITAL  EARNINGS    STOCK
                                ---------  ------  -------- --------- ---------
COMMON SHARES $0.001 PAR VALUE
BALANCE:   JANUARY 1, 1999      8,329,779  $8,330  $377,867 1,004,097       $0


ISSUED 1,600,000 SHARES OF
COMMON STOCK FOR THE PURCHASE
OF PERSONAL CARE PRODUCTS ON
MARCH 5, 1999                   1,600,000   1,600   366,400

NET PROFIT                                                    136,815
                                ---------  ------  -------- --------- ---------



BALANCE:  MARCH 31, 1999        9,929,779 $9,930  $744,267$1,140,912        $0
                                =========  ======  ======== ========= =========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                     MARCH 31, 1999       MARCH 31, 1998
                                     --------------       --------------
SALES                                    $2,843,446           $1,692,403

COST OF GOODS SOLD                        1,944,922              993,780
                                     --------------       --------------
GROSS PROFIT                               $898,524             $698,623

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                      656,696              488,366
                                     --------------       --------------
INCOME FROM OPERATIONS                     $241,828             $210,257
                                     --------------       --------------
OTHER INCOME (EXPENSE)
   Other                                     $2,412                   $0
   Interest Income                                0                    0
   Interest Expense                         (31,908)             (20,619)
                                     ---------------      --------------
          TOTAL OTHER INCOME               ($29,496)            ($20,619)
                                     ---------------      --------------
INCOME BEFORE CORPORATE
INCOME TAXES                               $212,332             $189,638

INCOME TAX PROVISION                         75,517               71,960
                                     --------------       --------------
NET INCOME                                 $136,815             $117,678
                                     ==============       ==============
NET INCOME PER
COMMON SHARE                                 $0.016               $0.014
                                     ==============       ==============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 8,809,779            8,272,779
                                     ==============       ==============


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                             MARCH 31, 1999     MARCH 31, 1998
                                            ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                         $136,815           $117,678
Non-Cash Items Included In Net Loss
  Depreciation                                       48,312             26,327
Change in Accounts Receivable                      (731,309)           302,516
Change in Inventory                                 (31,497)            19,175
Change in Prepaid Expenses                          (27,652)                 0
Change in Prepaid Insurance                           1,076           (14,244)
Change in Costs and Estimated Earnings
   Over Billings                                    229,080             45,000
Change in Deposits                                  (11,661)          (100,000)
Change in Accounts Payable                          570,796           (182,050)
Change in Accrued Expenses                           (5,124)           (20,609)
Change in Accrued Income Taxes                       26,415           (259,694)
Change in Billings in Excess of Costs and
    Estimated Earnings                                    0            (52,461)
                                            ---------------     --------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                         $205,251         ($118,362)
                                            ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                             ($179,395)             ($800)
Proceeds from Sale of Fixed Assets                        0                  0
                                            ---------------     --------------
NET CASH CHANGE FROM INVESTING ACTIVITIES         ($179,395)             ($800)
                                            ---------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Shareholder Loans                        (269,880)                 0
Change in Loan Payable                             $183,298            $75,926
Change in Notes Payable                              (8,263)            21,270
                                            ---------------     --------------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                         ($94,845)           $97,196
                                            ---------------     --------------
NET CASH CHANGE                                    ($68,989)          ($21,966)

CASH BALANCE:  JANUARY 1                            147,685            174,267
                                            ---------------     --------------
CASH BALANCE:  MARCH 31                             $78,696           $152,301
                                            ===============     ==============


Supplemental Information
     Interest Paid                                 $31,908            $20,619
     Income Taxes Paid                             $49,102           $251,449

The accompanying notes are an integral part of these statements.

Supplemental Schedule of Noncash Investing and Financiang Activities

The Company issued 1,600,000 shares of common stock with a par value of $.001 and market value of 368,000 plus assumed debt of $951,171 in connection with the purchase of the assets of Personal Care Products, Inc.

The Company assumed certain debt in the amount of $400,000 to purchase contracting equipment.

ITME 2


                         CGI HOLDING CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

The Company had net income for the quarter ended March 31, 1999 of $136,815 compared to a net income of $117,678 for the three months ended March 31, 1998. Revenues increased during the three months ended March 31, 1999, resulting in an increase in net income of $19,137, as compared to the three months ended March 31, 1998.

Total revenues for the three months ended March 31, 1999 were $2,843,446 an increase of $1,151,043 or approximately 68%, from the three months ended March 31, 1998. The increase in revenues is primarily attributable to the increase of SECO contract sales activities.

During the three months ended March 31, 1999 and 1998, direct costs of (production and services) were $1,944,922 and $993,780 or 68% and 59% of revenues, respectively. This represents an increase in costs of approximately 9% over the three months ended March 31, 1998. Due to competition increasing in the industry a percentage of SECO's work had been done as joint ventures with minorities, which was about 30-40% of SECO's work. For this work, gross profit margins are in the range of 20-25%.

Total operating expenses for the three months ended March 31, 1999 were $656,696, an increase of $168,330 over the three months ended March 31, 1998. The 34% increase in operating expenses is primarily attributable to increases in costs related to new expansion and acquisitions.


Financial Condition

At March 31, 1999, the Company's current assets exceeded its current liabilities by $675,475 as compared with current assets exceeding current liabilities by $1,010,586 at March 31, 1998 representing a decrease of $335,111. The Company's short-term borrowings increased by $1,675,368 since the same period last year. This was due to the increase in Seco's accounts receivable and the assumption of debt during the acquisition of Personal Care Products.


Total assets were $5,565,275 at March 31, 1999 as compared to $3,580,047 at December 31, 1998. The increase of $1,985,228 is attributable to an increase in
(i) Accounts Receivable, and (ii) assets acquired through acquisitions.

The Company endeavors to achieve a positive cash flow from operations, although there can be no assurance that the Company will be successful in achieving that objective.

Liquidity and Capital Resources

Cash flow decreased from ($21,966) in the first three months of 1998 to ($68,989) in the first three months of 1999. As of March 31, 1999, the Company had $78,696 in cash. The Company uses its working capital to fund ongoing operations.

Management anticipates that the acquisition of Personal Care Products will result in greater liquidity to the Company.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

On Mrach 5, 1999, CGI Holding Corporation acquired substantially all the assets of Personal Care Products, Inc. for approxiamately $1,300,000. These financial statements reflect the activities from March 5, 1999 through March 31, 1999 in their consolidated totals. Reference is made to Form 8-K filed on March 19, 1999, subsequently amended.

Additionally during the quarter, CGI formed two subsidiaries, SECO of Indiana, Inc. and SECO of Missouri, Inc. to expand their asbestos removal and lead mitigation activities into new markets.

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


Dated: May 17, 1999                 By: /s/ John Giura
                                    ----------------------------------
                                    John Giura, Director, President
                                    and Chief Financial Officer

Dated: May 17, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ann K. Knaack
------------------------
Ann K. Knaack, Director and Vice President
Date: May 17, 1999

/s/ Chander Jadhwani
------------------------
Chander Jadhwani, Director
Date: May 17, 1999