Form 10QSB
period 1999-06-30
CGI HOLDING CORP
filed 1999-07-30
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: June 30, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,129,779 shares of its $0.001 par value common stock as of July 26, 1999.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the Quarter Ended June 30, 1999

INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                Page

          a) Balance Sheet
             as of June 30, 1999, December 31, 1998
             and June 30, 1998                                     3

          b) Statement of Stockholders' Equity
             for the Six Months Ended June 30, 1999                4

          c) Statement of Operations
             for the Three and Six Months Ended
             June 30, 1999 and 1998                                5

          d) Statement of Cash Flows
             for the Six Months Ended June 30, 1999 and 1998       6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                 7,8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                      9

     Item 2. Changes in Securities                                  9

     Item 3. Defaults Upon Senior Securities                        9

     Item 4. Submission of Matters to a Vote of Security Holders    9

     Item 5. Other Information                                      9

Signature                                                           9

PART I-FINANCIAL INFORMATION


ITEM I- FINANCIAL STATEMENTS


                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
               JUNE 30, 1999, DECEMBER 31, 1998 AND JUNE 30, 1998
                                   (UNAUDITED)

                                          JUNE 30,   DECEMBER 31,    JUNE 30,
                                            1999        1998           1998
                                      -------------  ------------ --------------
CURRENT ASSETS
Cash                                       $167,390      $147,685        $47,465
Accounts Receivable(Net of Allowance)     3,209,518     2,487,844      1,191,869
Inventory                                   873,232       217,535        172,133
Unexpired Insurance                          61,450        83,910         95,333
Prepaid Expenses                             47,164             0              0
Negotiation Deposit                               0             0        110,000
Other Current Assets                         68,613        19,503         19,509
Costs and Estimated Earnings in
   Excess of Billings                       163,482       263,775        233,689
                                      -------------  ------------ --------------
TOTAL CURRENT ASSETS                     $4,590,849    $3,220,252     $1,859,998
                                      -------------  ------------ --------------

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements                      $28,262       $28,262        $28,262
Fixtures and Equipment                    1,131,456       461,998        455,693
Vehicles                                    162,302       162,302        162,302
Contracting Equipment                     1,063,189       478,973        426,827
                                      -------------  ------------ --------------
                                         $2,385,209    $1,131,535     $1,073,084
Less:  Accumulated Depreciation             874,786       771,740        713,385
                                      -------------  ------------ --------------
NET PROPERTY, PLANT AND EQUIPMENT        $1,510,423      $359,795       $359,699
                                      -------------  ------------ --------------
OTHER ASSETS                                 56,419             0          3,552
                                      -------------  ------------ --------------
INTANGIBLE ASSETS
Goodwill                                    100,288             0              0
                                      -------------  ------------ --------------

TOTAL ASSETS                             $6,257,979    $3,580,047     $2,223,249
                                      =============  ============ ==============



CURRENT LIABILITIES
Current Portion of Long-Term Debt        $2,296,692      $941,987       $270,707
Accounts Payable                          1,059,204       723,721        327,898
Short-Term Borrowings                       112,735       123,181         66,454
Accrued Corporate Income Taxes               20,865        34,761         43,820
Accrued Liabilities                         115,184        69,173         69,327
Billings in Excess of Costs and
    Estimated Earnings                      148,800             0              0
Loan Payable-Shareholder                    110,000       269,880              0
                                      -------------  ------------ --------------
TOTAL CURRENT LIABILITIES                $3,863,480    $2,162,703       $768,066
                                      -------------  ------------ --------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion     $487,502       $16,310        $88,972
Deferred Income Tax                          10,740        10,740          9,822
                                      -------------  ------------ --------------
TOTAL LONG-TERM LIABILITIES                $498,242       $27,050       $138,673
                                      -------------  ------------ --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                     $0            $0             $0
Common Stock, $0.001 par value,
100,000,000 shares authorized;
10,129,779 shares issued and
outstanding                                  10,130         8,330          8,273
Additional Paid-In Capital                  804,067       377,867        363,674
Retained Earnings                         1,082,060     1,004,097        974,302
                                      -------------  ------------ --------------
TOTAL STOCKHOLDERS' EQUITY                1,896,257    $1,390,294     $1,346,249
                                      -------------  ------------ --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $6,257,979    $3,580,047     $2,223,249
                                      =============  ============ ==============

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                  COMMON  COMMON   PAID-IN  RETAINED  TREASURY
                                  SHARES   STOCK   CAPITAL  EARNINGS    STOCK
                               ---------  ------  -------- ---------- ---------
COMMON SHARES $0.001 PAR VALUE
BALANCE:   JANUARY 1, 1999     8,329,779  $8,330  $377,867  1,004,097       $0


ISSUED 1,600,000 SHARES OF
COMMON STOCK FOR THE PURCHASE
OF TRIFINITY ON
MARCH 5, 1999                  1,600,000   1,600   366,400

ADDITIONAL ISSUANCE OF 200,000
SHARES ON JUNE 15, 1999 AT
$0.30/SHARE                      200,000     200    59,800

NET PROFIT                                                     77,963
                              ---------- -------  -------- ---------- ---------



BALANCE:  JUNE 30, 1999       10,129,779 $10,130  $804,067 $1,082,060        $0
                              ========== =======  ======== ========== =========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30                JUNE 30
                             ---------------------   ---------------------
                                1999       1998          1999      1998
                             ---------- ----------   ---------- ----------
SALES                        $2,795,626 $1,613,438   $5,639,072 $3,305,841

COST OF GOODS SOLD            1,916,738    952,285    3,861,660  1,946,065
                             ---------- ----------    --------- ----------
GROSS PROFIT                   $878,888   $661,153   $1,777,412 $1,359,776

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE          942,392    477,961    1,599,088    966,327
                             ---------- ----------    --------- ----------
INCOME FROM OPERATIONS         ($63,504)  $183,192     $178,324   $393,449
                             ---------- ----------    --------- ----------
OTHER INCOME (EXPENSE)
   Other                        $31,218        $93      $33,630        $93
   Interest Income                1,679          0        1,679          0
   Interest Expense             (75,115)    (9,589)    (107,023)   (30,208)
                             ---------- ----------    --------- ----------
TOTAL OTHER INCOME(EXPENSE)    ($42,218)   ($9,496)    ($71,714)  ($30,115)
                             ---------- ----------    --------- ----------
INCOME BEFORE CORPORATE
INCOME TAXES                  ($105,722)  $173,696     $106,610   $363,334

INCOME TAX PROVISION            (46,870)    67,439       28,647    139,399
                             ---------- ----------    --------- ----------
NET INCOME                     ($58,852)  $106,257      $77,963   $223,935
                             ========== ==========    ========= ==========
NET INCOME PER
COMMON SHARE                    ($0.006)     $0.01       $0.008      $0.03
                             ========== ==========    ========= ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     9,962,746  8,272,779    9,380,608  8,272,779
                             ========== ==========    ========= ==========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                             JUNE 30, 1999       JUNE 30, 1998
                                            ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                          $77,963          $223,935
Non-Cash Items Included In Net Loss
  Depreciation                                      103,046            53,521
  Amortization                                        2,396                 0
Change in Accounts Receivable                      (550,159)          321,410
Change in Inventory                                (203,773)           66,124
Change in Prepaid Expenses                          (12,164)                0
Change in Loans Receivable                          (59,110)          (19,509)
Change in Prepaid Insurance                          22,460           (13,071)
Change in Costs and Estimated Earnings
  Over Billings                                     100,293          (178,689)
Change in Deposits                                    9,675          (110,000)
Change in Other Assets                              (58,490)                0
Change in Accounts Payable                          335,483          (112,843)
Change in Accrued Expenses                           46,011             1,722
Change in Accrued Income Taxes                      (13,896)         (287,834)
Change in Billings in Excess of Costs and
    Estimated Earnings                              148,800           (52,461)
                                            ---------------     -------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                         ($51,465)        ($107,695)
                                            ---------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                             ($293,230)          (23,166)
Proceeds from Sale of Fixed Assets                        0                 0
                                            ---------------     -------------
NET CASH CHANGE FROM INVESTING ACTIVITIES         ($293,230)          (23,166)
                                            ---------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Shareholder Loans                         110,000                 0
Change in Loan Payable                              204,846            72,437
Change in Notes Payable                             (10,446)          (68,378)
Proceeds from Sale of Stock                          60,000                 0
                                            ---------------    --------------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                          364,400             4,059
                                            ---------------    --------------
NET CASH CHANGE                                      19,705         ($126,802)

CASH BALANCE:  JANUARY 1                            147,685           174,267
                                            ---------------    --------------
CASH BALANCE:  JUNE 30                              167,390            47,465
                                            ===============    ==============


Supplemental Information
     Interest Paid                                $104,246             $30,208
     Income Taxes Paid                             $49,102            $426,864

The accompanying notes are an integral part of these statements.

Supplemental Schedule of Noncash Investing and Financing Activities

The Company issued 1,600,000 shares of common stock with a par value of $.001 and market value of 368,000 plus assumed debt of $951,171 in connection with the purchase of the assets of Trifinity, Inc.

The Company assumed certain debt in the amount of $400,000 to purchase contracting equipment.

ITEM 2


                         CGI HOLDING CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company experienced a net loss for the quarter ended June 30, 1999 in the amount of ($58,852) resulting in a net operating profit for the six months ended June 30, 1999 of $77,963 (or $0.008 per share). Sales for the quarter ended June 30, 1999 were $2,795,626 and $5,639,072 for the six months ended June 30, 1999 compared to $1,613,438 and $3,305,841 for the respective periods of 1998. The operating results for 1999, ($58,852) loss for the quarter and $77,963 profit for the six months of 1999 compared to the operating results of 1998 of $106,257 ($.01 per share) for the second quarter and $223,925 ($.03 per share) six months result.

Management attributes the negative earnings for the quarter primarily due to the acquisition of Trifinity, Inc. (formally named Personal Care Products, Inc.). The activities of Trifinity, Inc. during the quarter were primarily new product development, establishing a national network sales force and refining the manufacturing capabilities. The operating loss of this subsidiary was ($149,184) for the June 30, 1999 quarter. The Company experienced non-recurring expenses, mostly professional fees, relating to this acquisition of approximately $100,000. Management is confident that the outlook for Trifinity is positive and this acquisition will contribute to the Company's sales and earnings prior to the end of the year.

Financial Condition

At June 30, 1999, the Company's current assets were $4,590,849 compared to current liabilities of $3,753,480 resulting in net working capital of $837,369. This compares to net working capital for same period last year of $1,081,792 a decrease of $244,423.

Total assets at June 30, 1999 were $6,257,979 compared to June 30, 1998 of $2,223,249 an increase of $4,034,730. This increase is primarily due to the acquisition of Trifinity, Inc. and the creation of two contracting subsidiaries, Safe Environment Corporation of Indiana and Safe Environment Corporation of Missouri.

Liquidity and Capital Resources

The Company's cash flow for the first six months of 1999 reflected a net cash increase of $19,705 resulting in a net cash position at June 30, 1999 in the amount of $147,685. During the quarter ended June 30, 1999, the Company sold 200,000 additional shares for $60,000 to help fund the acquisition of Trifinity, Inc. Additionally, the Company increased its long-term debt in the amount of $204,846 plus it borrowed on a short-term basis $110,000 from its majority shareholder and CEO.


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


Dated: July26, 1999                 By: /s/ John Giura
                                    ----------------------------------
                                    John Giura, Director, President
                                    and Chief Financial Officer

Dated: July 26, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ann K. Knaack
------------------------
Ann K. Knaack, Director and Vice President
Date: July 26, 199

/s/ Chander Jadhwani
------------------------
Chander Jadhwani, Director
Date: July 26, 1999