Form 10QSB
period 1999-09-30
CGI HOLDING CORP
filed 1999-11-15
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: September 30, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,229,779 shares of its $0.001 par value common stock as of October 31, 1999.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the Quarter Ended September 30, 1999

INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                Page

          a) Balance Sheet
             as of September 30, 1999, December 31, 1998
             and September 30, 1998                                3

          b) Statement of Stockholders' Equity
             for the Nine Months Ended September 30, 1999          4

          c) Statement of Operations
             for the Three and Nine Months Ended
             September 30, 1999 and 1998                           5

          d) Statement of Cash Flows
             for the Nine Months Ended
             September 30, 1999 and 1998                           6

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations              7,8,9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                     9

     Item 2. Changes in Securities                                 9

     Item 3. Defaults Upon Senior Securities                       9

     Item 4. Submission of Matters to a Vote of Security Holders   9

     Item 5. Other Information                                     9

Signature                                                          9



PART I-FINANCIAL INFORMATION

ITEM I- FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
          SEPTEMBER 30, 1999, DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                      SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                           1999          1998           1998
                                      -------------  ------------ --------------
CURRENT ASSETS
Cash                                       $254,153      $147,685       $271,709
Accounts Receivable                       3,243,717     2,487,844      2,502,630
Allowance for Bad Debts                     (75,216)            0              0
Inventory                                   852,986       217,535        189,642
Unexpired Insurance                          44,701        83,910         43,035
Prepaid Expenses                            104,358             0              0
Negotiation Deposit                               0             0         10,000
Other Current Assets                        302,476        19,503         13,372
Costs and Estimated Earnings in
   Excess of Billings                        82,501       263,775        125,826
Refundable Income Taxes                     166,561             0              0
Deferred Tax Asset                           74,500             0              0
                                      -------------  ------------ --------------
TOTAL CURRENT ASSETS                     $5,050,737    $3,220,252     $3,156,214
                                      -------------  ------------ --------------

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements                      $28,262       $28,262        $28,262
Fixtures and Equipment                    1,139,808       461,998        457,996
Vehicles                                    162,302       162,302        162,302
Contracting Equipment                     1,094,911       478,973        466,183
                                      -------------  ------------ --------------
                                         $2,425,283    $1,131,535     $1,114,743
Less:  Accumulated Depreciation             935,172       771,740        740,989
                                      -------------  ------------ --------------
NET PROPERTY, PLANT AND EQUIPMENT        $1,490,111      $359,795       $373,754
                                      -------------  ------------ --------------
OTHER ASSETS                                 65,428             0          3,752
                                      -------------  ------------ --------------
INTANGIBLE ASSETS
Goodwill                                    100,188             0              0
                                      -------------  ------------ --------------

TOTAL ASSETS                             $6,706,464    $3,580,047     $3,533,720
                                      =============  ============ ==============



CURRENT LIABILITIES
Current Portion of Long-Term Debt        $2,678,245      $941,987       $911,372
Accounts Payable                            726,319       723,721        696,051
Short-Term Borrowings                       221,278       123,181         56,374
Accrued Corporate Income Taxes                    0        34,761        109,723
Accrued Liabilities                          89,882        69,173         71,402
Loan Payable-Shareholder                    270,000       269,880        115,000
                                      -------------  ------------ --------------
TOTAL CURRENT LIABILITIES                $3,985,724    $2,162,703     $1,959,922
                                      -------------  ------------ --------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion   $1,269,724       $16,310        $62,271
Deferred Income Tax                          10,740        10,740          9,822
                                      -------------  ------------ --------------
TOTAL LONG-TERM LIABILITIES              $1,280,464       $27,050        $72,093
                                      -------------  ------------ --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                     $0            $0             $0
Common Stock, $0.001 par value,
100,000,000 shares authorized;
10,129,779 shares issued and
outstanding                                  10,230         8,330          8,273
Additional Paid-In Capital                  824,967       377,867        363,674
Retained Earnings                           605,079     1,004,097      1,129,758
                                      -------------  ------------ --------------
TOTAL STOCKHOLDERS' EQUITY                1,440,276    $1,390,294     $1,501,705
                                      -------------  ------------ --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $6,706,464    $3,580,047     $3,533,720
                                      =============  ============ ==============

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                  COMMON  COMMON   PAID-IN  RETAINED  TREASURY
                                  SHARES   STOCK   CAPITAL  EARNINGS    STOCK
                               ---------  ------  -------- ---------- ---------
COMMON SHARES $0.001 PAR VALUE
BALANCE:   JANUARY 1, 1999     8,329,779  $8,330  $377,867  1,004,097       $0


ISSUED 1,600,000 SHARES OF
COMMON STOCK FOR THE PURCHASE
OF SALLE INTERNATIONAL ON
MARCH 5, 1999                  1,600,000   1,600   366,400

ADDITIONAL ISSUANCE OF 200,000
SHARES ON JUNE 15, 1999 AT
$0.30/SHARE                      200,000     200    59,800

ADDITIONAL ISSUANCE OF 100,000
SHARES ON JULY 1, 1999 AT
$0.21/SHARE                      100,000     100    20,900

NET LOSS                                                     (399,018)
                              ---------- -------  -------- ---------- ---------



BALANCE: SEPTEMBER 30, 1999   10,229,779 $10,230  $824,967   $605,079        $0
                              ========== =======  ======== ========== =========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30           SEPTEMBER 30
                             ---------------------   ---------------------
                                1999       1998          1999      1998
                             ---------- ----------   ---------- ----------
SALES                        $3,189,314 $3,139,594   $8,828,386 $6,445,435

COST OF GOODS SOLD            2,818,182  2,354,254    6,679,842  4,300,319
                             ---------- ----------    --------- ----------
GROSS PROFIT                   $371,132   $785,340   $2,148,544 $2,145,116

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE          982,508    500,351    2,581,597  1,466,678
                             ---------- ----------    --------- ----------
INCOME FROM OPERATIONS        ($611,376)  $284,989    ($433,053)  $678,438
                             ---------- ----------    --------- ----------
OTHER INCOME (EXPENSE)
   Other                       ($32,296)      ($93)      $1,334         $0
   Interest Income                    0          0        1,679          0
   Interest Expense             (87,735)   (15,932)    (194,758)   (46,140)
                             ---------- ----------    --------- ----------
TOTAL OTHER INCOME(EXPENSE)    (120,030)  ($16,025)   ($191,745)  ($46,140)
                             ---------- ----------    --------- ----------
INCOME BEFORE CORPORATE
INCOME TAXES                  ($731,406)  $268,964    ($624,798)  $632,298
                             ---------- ----------    --------- ----------
INCOME TAX PROVISION
  Current Tax Expense         ($179,926)  $113,508    ($151,280)  $252,907
  Deferred Tax Expense          (74,500)         0      (74,500)         0
                             ---------- ----------    --------- ----------
INCOME TAX PROVISION          ($254,426)  $113,508    ($225,780)  $252,907
                             ---------- ----------    --------- ----------
NET INCOME                    ($476,980)  $155,456    ($399,018)  $379,391
                             ========== ==========    ========= ==========
NET INCOME PER
COMMON SHARE                     ($0.05)     $0.02       ($0.04)     $0.05
                             ========== ==========    ========= ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    10,229,779  8,272,779    9,673,369  8,272,779
                             ========== ==========    ========= ==========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                          SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit(Loss)                                  ($399,018)         $379,391
Non-Cash Items Included In Net Loss
  Depreciation                                      163,432            81,125
  Amortization                                        4,566                 0
Change in Accounts Receivable                      (509,142)         (989,351)
Change in Inventory                                (183,527)           48,615
Change in Prepaid Expenses                          (69,358)                0
Change in Loans Receivable                         (282,973)          (13,372)
Change in Prepaid Insurance                          39,209            39,227
Change in Costs and Estimated Earnings
  Over Billings                                     181,274           (80,826)
Change in Deposits                                     (500)          (10,200)
Change in Other Assets                              (69,394)                0
Change in Accounts Payable                            2,598           255,310
Change in Accrued Expenses                           20,709           (48,664)
Change in Accrued Income Taxes                      (34,761)         (221,931)
Change in Refundable Income Taxes                  (166,561)                0
Change in Deferred Tax Asset                        (74,500)                0
                                          ------------------  ------------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                      ($1,377,946)        ($560,676)
                                          ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                             ($333,304)         ($64,825)
                                          ------------------  ------------------
NET CASH CHANGE FROM INVESTING ACTIVITIES         ($333,304)         ($64,825)
                                          ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Shareholder Loans                            $120          $115,000
Change in Loan Payable                            1,638,501                 0
Change in Notes Payable                              98,097           607,943
Proceeds from Sale of Stock                          81,000                 0
                                          ------------------  ------------------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                       $1,817,718          $722,943
                                          ------------------  ------------------
NET CASH CHANGE                                    $106,468           $97,442

CASH BALANCE:  JANUARY 1                            147,685           174,267
                                          ------------------  ------------------
CASH BALANCE:  SEPTEMBER 30                        $254,153          $271,709
                                          ==================  ==================


Supplemental Information
     Interest Paid                                $194,758             $46,140
     Income Taxes Paid                             $49,102            $474,838

The accompanying notes are an integral part of these statements.

Supplemental Schedule of Noncash Investing and Financing Activities

The Company issued 1,600,000 shares of common stock with a par value of $.001 and market value of 368,000 plus assumed debt of $951,171 in connection with the purchase of the assets of Salle International.

The Company assumed certain debt in the amount of $400,000 to purchase contracting equipment.

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1 - The company purchased the assets of Salle International on March 4, 1999 for $1,319,171. The purchase was accomplished through the issuance of 1,600,000 shares of its common stock and debt assumption of $951,171. The company changed its name to Trifinity Inc. The nature of its business is specializing in the manufacture and marketing of fragrance candles and liquid fills. Please refer to 8 K/A filed on June 19, 1999 for details.

NOTE 2 - During the curret fiscal year the Company expanded its contracting activities by creating two new subsidiaries, Safe Environment Corporation of Indiana and Safe Environment Corporation of Missouri.

NOTE 3 - Schedule of Notes Payable for CGI Holding Corporation on September 30,1999.

                                         Interest       Current      Long Term
                                           Rate

Trifinity Inc.

Note Payable-Marine Bank                  1/2%
             Line Of Credit            over prime     $300,000              $0

Union Federal Savings-Equipment Loan
6 year amortization dated 8/20/99       11.25%          68,034         481,966

CGI Holding Corporation

Jamie Bendersky- Note payable due
April 1, 2001                           10.00%              0         200,000

Clara Bendersky - Note Payable due
April 1, 2001                           10.00%              0         150,000

Otto Barth - Note Payable due
June 30, 2001                            8.25%              0          50,000

Audrey Love - Note Payable due
October 31, 1999                         8.25%        100,000               0


George Kouronos - Note Payable due
July 9, 2000                             8.25%        100,000               0


Safe Environment Corp of Indiana                            0               0


Safe Environment Corp of Missouri

CIB Bank Line of Credit                  1/2
                                      over prime      200,000               0

CIB Bank - Installment Loan
Payable for 60 months at $4,091.97
per month                                8.50%         33,260         147,610

New Holland-Equipment Loan               5.90%          6,973          20,729


Safe Environment Corp of Illinois

CIB Bank Line of Credit
Interest rate is 8.5% and
maturity date is July1, 1999             8.50%      1,550,000               0

Note Payable - Finova
7 year amortization with 5 year payment
schedule and balloon payment            14.25%         40,000          95,000

Vehicle- payment is $285.09
principal and interest                   8.50%          2,694               0

Vehicle-payment is $303.05
principal plus interest                  7.65%          3,136           5,139

Computer Loan                           15.99%            612           1,098


Roli Ink Corporation

Marine Bank Line of Credit               1/2          242,836               0
                                     over prime

Marine Bank-Installment Loan             8.50%         30,700         118,183
                                                 ------------   -------------
Totals                                              2,678,245       1,269,724
                                                 ============   =============

NOTE 4 - The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the nine and three months ended September 30, 1999 and 1998.

NOTE 5 - The losses incurred during the quarter will result in carryback claims for the year 1998 for a total of $151,280. The remainder of the loss ($201,453) will be utilized as a carryforward loss to reduce future earnings. This benefit is estimated to be $74,500 and is reflected as a tax asset in the financial statements.

NOTE 6 - The results of "Trifinity" only reflect operations from the date of acquisition, March 5, 1999. No pro-forma results of operations are reflected for this subsidiary due to lack of financial information of prior management.

ITEM 2


                         CGI HOLDING CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company experienced a very dissappointing third quarter ended September 30, 1999. The Company posted a net loss, net of tax effect, in the amount of ($476,980) or ($.05) per share bringing the loss total for the nine months ended September 30, 1999 to ($399,018) or ($.04) per share. These results compare to last year's profit of $379,391($.05 per share) for the nine months and $155,456($.02 per share) for the three months ended September 30, 1998. This loss is mainly attributable to the operating results of the Safe Environment Companies which posted third quarter losses of $679,332 before tax effect. The newly acquired 'Trifinty' posted a third quarter loss of $111,108 which was anticipated by management.

The third quarter loss of the Safe Environment Companies was due to many factors. First, the asbestos abatement marketplace has become extremely competitive and the Company's estimators became very aggressive. These aggressive estimates resulted in unprofitable projects. Second, just prior to the start of the third quarter, new compliance regulations led to confusion between the consultants and the Company's labor force resulting in an increase in man hours for jobs. Third, during the year the company was pressured into becoming a signatory with Laborer's Local 225. A large amount of the work during the third quater was with the Chicago Public Schools adding sizeable union costs to operations which were not properly adjusted for in the bids. These factors, combined with new field management contributed greatly to the Company's dissappointing results. During the quarter the necessary changes to correct this situation were implemented. Management believes that the new sales and estimating changes will build new efficiencies.

The results of 'Trifinity' were in line with managements expectations at the time of the acquisition. Management is optimistic that it will succeed in converting the negative effects of prior management into strong prospects for the future. It is anticipated that the fourth quarter will result in a break even for Trifinity and that in the 2000 calendar year the subsidiary will contribute to the Company's operating results.

Roli Ink's performance continues to be strong in the current year. Operating results before taxes were $418,394 for the nine months and $131,032 for the three months ended September 30, 1999. This compares favorably to the same period results in 1998 of $170,385 and $66,607 before income taxes. These increased results stem mainly from regaining 100 percent of the business from a major existing customer.

Segment Analysis

                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED

SALES                   6,309,232  2,312,878   206,276         0     8,828,386

COST OF SALES           5,380,321  1,192,347   107,174         0     6,679,842

GROSS PROFIT              928,911  1,120,531    99,102         0     2,148,544

SELLING AND
  ADMINISTRATION        1,300,655    699,367   405,876   175,699     2,581,597

INCOME FROM
  OPERATIONS             (371,744)   421,164  (306,774) (175,699)     (433,053)

OTHER INCOME(EXPENSE)
OTHER INCOME               (1,679)         0     3,013         0         1,334
INTEREST INCOME             1,679          0         0         0         1,679
INTEREST EXPENSE         (118,506)    (2,770)  (17,650)  (55,832)     (194,758)

TOTAL                    (118,506)    (2,770)  (14,637)  (55,832)     (191,745)

INCOME BEFORE TAXES      (490,250)   418,394  (321,411) (231,531)     (624,798)

* The results of TRIFINITY INC include activities from the purchase date of March 5, 1999 forward.

                               INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED

SALES                   4,679,158  1,766,277       N/A         0     6,445,435

COST OF SALES           3,334,163    966,156       N/A         0     4,300,319

GROSS PROFIT            1,344,995    800,121       N/A         0     2,145,116

SELLING AND
  ADMINISTRATION          786,680    625,591       N/A    54,407     1,466,678

INCOME FROM
  OPERATIONS              558,315    174,530       N/A   (54,407)      678,438

OTHER INCOME(EXPENSE)
OTHER INCOME                    0          0       N/A         0             0
INTEREST INCOME                 0          0       N/A         0             0
INTEREST EXPENSE          (41,995)    (4,145)      N/A         0       (46,140)

TOTAL                     (41,995)    (4,145)      N/A         0       (46,140)

INCOME BEFORE TAXES       516,320    170,385       N/A   (54,407)      632,298

* The results of TRIFINITY INC include activities from the purchase date of March 5, 1999 forward.

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                          SECO        ROLI    TRIFINITY    CGI     CONSOLIDATED

SALES                   2,292,994    819,246    77,074         0     3,189,314

COST OF SALES           2,329,887    427,726    60,569         0     2,818,182

GROSS PROFIT              (36,893)   391,520    16,505         0       371,132

SELLING AND
  ADMINISTRATION          557,651    259,473   115,754    49,630       982,508

INCOME FROM
  OPERATIONS             (594,544)   132,047   (99,249)  (49,630)     (611,376)

OTHER INCOME(EXPENSE)
OTHER INCOME              (35,309)         0     3,013         1       (32,295)
INTEREST INCOME                 0          0         0         0             0
INTEREST EXPENSE          (49,478)    (1,015)  (14,872)  (22,370)      (87,735)

TOTAL                     (84,787)    (1,015)  (11,859)  (22,370)     (120,030)

INCOME BEFORE TAXES      (679,332)   131,032  (111,108)  (71,999)     (731,406)

                               INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                          SECO        ROLI    TRIFINITY    CGI     CONSOLIDATED

SALES                   2,562,307    577,287       N/A         0     3,139,594

COST OF SALES           2,037,763    316,491       N/A         0     2,354,254

GROSS PROFIT              524,544    260,796       N/A         0       785,340

SELLING AND
  ADMINISTRATION          280,700    192,903       N/A    26,748       500,351

INCOME FROM
  OPERATIONS              243,844     67,893       N/A   (26,748)      284,989

OTHER INCOME(EXPENSE)
OTHER INCOME                  (93)         0       N/A         0           (93)
INTEREST INCOME                 0          0       N/A         0             0
INTEREST EXPENSE          (14,646)    (1,286)      N/A         0       (15,932)

TOTAL                     (14,739)    (1,286)      N/A         0       (16,025)

INCOME BEFORE TAXES       229,105     66,607       N/A   (26,748)      268,964

Financial Condition

At September 30, 1999, the Company's current assets were $5,050,737 compared to current liabilities of $3,985,724 resulting in net working capital of $1,065,013. This compares to net working capital at the same period last year of $1,196,292, a decrease of $131,279.

Totals assets at September 30, 1999 were $6,706,464 compared to the same period last year of $3,533,720. This increase is primarily due to the acquisition of Trifinity, Inc (formerly known as 'Salle') and the creation of two contracting subsidiaries, Safe Environment Corporation of Indiana and Safe Environment Corporation of Missouri.

Due to expansion factors, total liabilities increased in the last twelve months $3,234,173 to total $5,266,188 at September 30, 1999.

Liquidity and Capital Resources

The Company's cash flow for the first nine months of 1999 reflected a net cash increase of $106,468 resulting in a net cash position of $254,153 at september 30, 1999. The company was forced to increase its borrowings during the third quarter in the amount of $1,432,318. The line of credits will allow the Company to increase its short term debt by $550,000. Management believes that its current cash and accounts receivable position is sufficient to support its short term liabilities.

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


Dated: November 15, 1999            By: /s/ John Giura
                                    ----------------------------------
                                    John Giura, Director, President
                                    and Chief Financial Officer

Dated: November 15, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ann K. Knaack
------------------------
Ann K. Knaack, Director and Vice President
Date: November 15, 1999

/s/ Chander Jadhwani
------------------------
Chander Jadhwani, Director
Date: November 15, 1999