Form 10KSB/A
period 1997-12-31
CGI HOLDING CORP
filed 2000-03-31
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

  State issuer's revenues for its most recent fiscal year:  $3,956,794

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the average bid and ask price of $1.344 per share for the Company's Common Stock at March 19, 1998, the market value of shares held by nonaffiliates would be $7,522,055.

As of March 19, 1998, the Registrant had 8,272,779 shares of common stock issued and outstanding.

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

The Company's prior operations proved unsuccessful, and, from 1993 until July 1997, the Company had essentially no operations. Since the sale of its prior business, the Company sought to merge with an existing operating entity in order to establish business operations.

On June 30, 1997 a preliminary agreement was signed by the Company and Roli Ink Corporation , a Wisconsin corporation("RIC"), and Safe Environment Corporation, an Illinois corporation ("SECO"). On July 28, 1997, effective August 4, 1997, all shareholders of RIC and SECO approved the transaction and tendered their stock certificates in RIC and SECO in exchange for the shares of the Company's common stock. The Company changed its fiscal year end from September 30 to December 31, the year end of RIC and SECO.

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

Nature of Business

CGI  Holding   Corporation  is  a  holding   company  which  owns  100%  of  two
subsidiaries, Safe Environment Corporation(SECO) and Roli Ink Corporation(RIC).

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

SECO recognizes revenue utilizing the Percentage of Completion method of accounting.

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

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
March 1996                 $0.45          $0.30
June 1996                  $0.30          $0.30
September 1996             $0.30          $0.30
December 1996              $0.30          $0.30

March 1997                 $0.30          $0.30
June 1997                  $0.30          $0.30
September 1997             $4.50          $1.50
December 1997              $3.75          $1.625

These prices were revised to retroactively reflect the reverse stock split.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

OVERVIEW

Prior to the acquisition of RIC and SECO, the Company had no operations or revenue. With the addition of RIC and SECO, the Company posted its first profitable year having net consolidated income of $149,243 on sales of $3,956,794. As the Company had no operations prior to the acquisition of RIC and SECO, all comparisons set forth herein reflect the comparisons as to how RIC and SECO performed in 1997 as opposed to prior years. The operations of the Company prior to the acquisition of RIC and SECO offer no comparative value since the Company had no operations or direction, and future operations will focus on RIC and SECO.

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

PLAN OF OPERATION

Through the acquisition of RIC and SECO, the Company had $2,927,781 in assets as of December 31, 1997. These assets included $372,597 in property, plant and equipment which had a value before depreciation of $393,050.
The Company had current assets of $2,053,065 at December 31, 1997, resulting in working capital of $893,866.

The majority of the Company's current assets are accounts receivable consisting of $1,513,279. The Company's accounts receivable, as collected, will be enough to cover all of the Company's current liabilities of $1,159,199. The Company only has $155,336 in long term debt, which also could be covered by current accounts receivable, when collected.

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


SEGMENT ANALYSIS

The following  analysis includes the activities of Safe Environment  Corporation
(SECO) and Roli Ink Corporation (RIC) and CGI Holding Corporation for all periods presented.

                         NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  1997                 1996
                           AMOUNT   PERCENT      AMOUNT   PERCENT

SECO                   $6,183,602     69.36   6,862,262     70.69
RIC                     2,732,185     30.64   2,845,543     29.31
OTHER                           0         0           0         0
                       ----------    ------  ----------    ------
TOTAL SALES            $8,915,787    100.00  $9,707,805    100.00
                       ==========    ======  ==========    ======

                      OPERATING PROFIT BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                     $611,766     62.89    $500,426     70.51
RIC                       354,912     36.49     225,934     31.84
OTHER                       6,067      0.62     (16,673)    (2.35)
                       ----------    ------  ----------    ------
TOTAL PROFIT BEFORE
INCOME TAXES             $972,745    100.00    $709,687    100.00
                       ==========    ======  ==========    ======






RESULTS OF OPERATIONS

Since the Company had no prior operations, the following discussion reflects the financial results of RIC and SECO for the past two years.

The Company's wholly owned subsidiaries, RIC and SECO, continued to remain profitable producing combined sales of $8,915,787. Sales did decrease from the $9,707,805 for the year ended December 31, 1996. This decrease was principally due to one of the Company's subsidiaries, SECO, having to delay the commencement of a large project. The project was a $700,000 contract which was initially scheduled to commence in October of 1997 but was delayed until January of 1998 due to the company's inability to relocate its operations prior to commencement. Although overall sales decreased, net profits before taxes increased to $972,745 from $709,687.

Cost of sales for 1997 was $5,796,613, a decrease from 1996 of $973,796. As a result of this decrease, the cost of sales percentage comparisons were, 65% for 1997 and 70% for 1996. This 5% decrease was attributable to more profitable bidding by SECO in the amount of $834,767 and overhead reduction by RIC of $123,270.

General and administrative expenses remained fairly constant from 1996 to 1997.

Interest expense decreased $37,756 in 1997 as compared to 1996. This was a direct result of debt reduction during the year in the amount of $304,959.

RIC

RIC had sales of $2,732,185 for the year ended December 31, 1997, with net profits before taxes of $354,912. As with SECO, RIC's sales decreased in 1997 from 1996 when sales were $2,845,543. This decrease in sales, however, was offset by the reduction in cost of operations from $1,460,745 to $1,260,746. Expenses decreased due to the expiration of a management contract. RIC does not anticipate that expenses will increase in the future beyond the percentage currently being incurred. As a result of the decrease in expenses, net income before income taxes increased to $354,912 for RIC in 1997 as opposed to $225,934 in 1996.

The Company anticipates that both RIC and SECO will experience moderate increases in sales for 1998. There can be no assurance that sales will increase or that expenses can be reduced.

SECO

SECO accounted for $6,183,602 in sales with profit before income tax of $611,766. This represented a decrease in sales from $6,862,261 in 1996. Although sales decrease by $678,659 from 1996, profits before taxes increased to $611,766 from $500,426 in 1996. The increase in profits was the result of more efficient and accurate bidding on projects with higher profit margins. As a result, the cost of operations was only $4,539,014 in 1997 compared to $5,373,781 in 1996.

The net profits after taxes decreased to $364,090 for SECO in 1997 from the $409,486 in 1996. In 1996, SECO was able to take advantage of a net operating loss carryforward which reduced the tax obligation of SECO in 1996. Beginning in 1997, the net operating loss carryforward was zero. The Net Operating Loss carryforward to 1996 reduced the Company's federal and state taxes in the amount of $107,901.

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

Mr Giura, president of the Company, has been permanently disqualified from acting as a Registered Investment Advisor as a result of two federal convictions in 1986 and 1989 relating to allegations occurring prior to June 1985. To the best of the Company's knowledge, there are no other injunctions or permanent bars limiting Mr Giura's involvement in any type of business, security or banking activities.



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

INDEBTEDNESS OF MANAGEMENT

Mr. Giura and Mr. Spachman loaned SECO various amounts on a revolving personal line of credit as projects where undertaken. Such amounts did not exceed $300,000 during the year. All funds loaned to SECO were repaid during the 1997 fiscal year.

TRANSACTIONS WITH PROMOTERS

The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Poulos & Bayer, LTD., Certified Public Accountants    12

Balance Sheets as of December 31, 1997, and 1996                13

Statements of Stockholders' Equity for the years ended
December 31, 1997, and 1996, and  from inception                14

Statements of Operations for the twelve
ended December 31, 1997, and 1996                               15

Statements of Cash Flows for the fiscal years ended
December 31, 1997, and 1996                                     16

Notes to Financial Statements                                   23

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

                                CGI Holding Corporation


Date: April 13, 1998            By: /s/ John Giura
                                   John Giura, President and Director
                                   (Principal Executive Officer)

                            Independent Auditor's Report

To the Board of Directors
CGI Holding Corporation
8400 Brookfield Avenue
Brookfield, Illinois  60513


We have audited the accompanying balance sheets of CGI Holding Corporation (a Nevada Corporation) as of December 31, 1997 and 1996, and the related statements of income, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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




By: /s/ Poulos & Bayer, Ltd.

Poulos & Bayer, Ltd.
Chicago, Illinois

February 4, 1998

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996

                                             ASSETS
                                                      DECEMBER 31,  DECEMBER 31,
                                                          1997         1996
                                                        ---------   ------------
CURRENT ASSETS
   Cash                                                    174,267           356
   Accounts Receivable                                   1,513,279             0
   Inventory                                               238,257             0
   Other Current Assets                                    127,262         2,225
                                                         ---------   -----------
          TOTAL CURRENT ASSETS                           2,053,065         2,581
                                                         ---------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Property,Plant and Equipment                            393,050             0
   Less:  Accumulated Depreciation                          20,453             0
                                                        ----------   -----------
NET PROPERTY, PLANT AND EQUIPMENT                          372,597             0
                                                        ----------   -----------
OTHER ASSETS
   Other Assets                                              3,552           250
   Goodwill                                                498,567             0
                                                        ----------   -----------
TOTAL OTHER ASSETS                                         502,119           250
                                                        ----------   -----------
TOTAL ASSETS                                             2,927,781         2,831
                                                        ==========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of Long-Term Debt                       131,906             0
   Accounts Payable                                        440,741             0
   Short-Term Borrowings                                   134,832             0
   Billings in Excess of Cost and
     Estimated Earnings                                     52,461             0
   Accrued Corporate Income Taxes                          331,654             0
   Accrued Liabilities                                      67,605             0
                                                         ---------   -----------
          TOTAL CURRENT LIABILITIES                      1,159,199             0
                                                         ---------   -----------

LONG TERM LIABILITIES
   Long-Term Debt, Net of Current Portion                  155,336             0
   Deferred Income Tax                                      11,135             0
                                                          --------   -----------
          TOTAL LONG-TERM LIABILITIES                      166,471             0
                                                          --------   -----------

STOCKHOLDERS' EQUITY
 Preferred Stock, $0.001 par value, 5,000,000 shares
   authorized; no shares issued or outstanding                   0            0
 Common Stock, $0.001 par value, 100,000,000 shares
   authorized; 8,272,779 shares issued and outstanding       8,273       10,759
 Additional Paid-In Capital                              2,434,088      914,285
 Retained Earnings                                        (840,250)    (922,213)
                                                         ---------   -----------
          TOTAL STOCKHOLDERS' EQUITY                     1,602,111        2,831
                                                         ---------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               2,927,781        2,831
                                                         =========   ===========

        The accompanying notes are an integral part of these statements.

                               CGI HOLDING CORPORATION, INC.
                            STATEMENT OF STOCKHOLDERS' EQUITY
                                       DECEMBER 31, 1997



                                   COMMON   COMMON   PAID-IN  RETAINED
                                   SHARES    STOCK   CAPITAL  EARNINGS
                               ---------- --------  --------  --------
COMMON SHARES $0.001 PAR VALUE
STOCK ACCOUNTS REFLECTED AT
POST REORGANIZATION UNIT SHARES

BALANCE:   JANUARY 1, 1996      6,758,614    6,759   908,285   (905,540)

COMMON STOCK ISSUED FOR CASH
AT $.0025 PER SHARE,
AUGUST 26, 1996                 4,000,000    4,000     6,000

1996 NET INCOME                         0        0         0    (16,673)

                                --------- --------- ---------  --------

BALANCE:  DECEMBER 31, 1996    10,758,614   10,759    914,285  (922,213)

ISSUED 5,800,000 SHARES OF
COMMON STOCK FOR $29,000        5,800,000    5,800     23,200         0

1 FOR 5 REVERSE STOCK SPLIT   (13,246,891) (13,247)    13,247         0

PURCHASE OF ROLI AND SECO ON
AUGUST 4, 1997                  4,961,056    4,961  1,483,356         0

1997 NET INCOME                         0         0         0   149,243

DISTRIBUTION TO ROLI SHARE-
HOLDERS                                 0         0         0   (67,280)
                                --------- --------- ---------  --------

BALANCE:  DECEMBER 31, 1997     8,272,779     8,273 2,434,088  (840,250)
                                ========= ========= =========  ========

        The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                         TWELVE MONTHS ENDED
                                              DECEMBER 31
                                       ----------------------

                                          1997        1996
                                       ---------- -----------
SALES                                   3,956,794           0

COST OF GOODS SOLD                      2,540,541           0
                                        --------- -----------

GROSS PROFIT                            1,416,253           0

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                  1,178,806      16,673
                                        ---------  ----------

INCOME FROM OPERATIONS                    237,447     (16,673)
                                        ---------  ----------
OTHER INCOME (EXPENSE)
   Other                                   93,000           0
   Interest Income                          1,369           0
   Interest Expense                       (23,579)          0
                                        ---------  ----------
   TOTAL OTHER INCOME                      70,790           0
                                        ---------  ----------
INCOME BEFORE CORPORATE
INCOME TAXES                              308,237     (16,673)
                                        ---------  ----------
INCOME TAX PROVISION
   Current Tax Expense                    147,859           0
   Deferred Tax Expense                    11,135           0
                                        ---------  ----------
TOTAL INCOME TAX PROVISION                158,994           0
                                        ---------  ----------
NET INCOME                                149,243     (16,673)
                                        =========  ==========
NET INCOME PER
COMMON SHARE                                 0.03      (0.01)
                                        =========  ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               4,809,359   1,630,079
                                        =========  ==========

        The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996

                                                  FOR THE YEARS ENDED
                                                  DEC. 31     DEC. 31
                                                    1997       1996
                                                  -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit                                       149,243     (16,673)
 Non-Cash Items Included In Net Profit
    Depreciation                                   20,453           0
    Amortization                                   14,245           0
 Other Changes:
 Change in Accounts Receivable                    175,080           0
 Change in Inventory                              (34,187)          0
 Change in Other Current Assets                       179           0
 Change in Prepaid Insurance                        3,375           0
 Change in Other Assets                            19,728           0
 Change in Accounts Payable                       (11,139)          0
 Change in Accrued Expenses                       (48,111)          0
 Change in Accrued Income Taxes                   155,207           0
 Change in Deferred Income Taxes                   11,135           0
 Change in Billings in Excess of Costs and
    Estimated Earnings                             52,461           0
                                                ---------   ---------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                        507,669     (16,673)
                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed Assets Acquired                            (75,050)          0
                                                ---------   ---------
NET CASH CHANGE FROM INVESTING ACTIVITIES         (75,050)          0
                                                ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Loan Payable                           (24,356)          0
 Change in Notes Payable                         (324,604)          0
 Proceeds from Sale of Stock                       29,000      10,000
 Distributions to Shareholders                    (67,280)          0
                                                 ---------   ---------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                       (387,240)     10,000
                                                ---------   ---------

NET CASH CHANGE                                    45,379      (6,673)

ACQUIRED CASH-OPERATING COMPANIES                 128,532           0

CASH BALANCE:  JANUARY 1                              356       7,029
                                                ---------   ---------

CASH BALANCE:  DECEMBER 31                        174,267         356
                                                =========   =========

        The accompanying notes are an integral part of these statements.

As required, the historical financial statements of the acquired corporations, Roli Ink Corporation and Safe Environment Corporation, are presented for the years ended December 31, 1996 and 1995 and the 7 month period ended July 31, 1997.


                            ROLI INK CORPORATION
                                 BALANCE SHEET
                 JULY 31, 1997 AND DECEMBER 31, 1996 AND 1995

                                             ASSETS

                                         UNAUDITED             AUDITED
                                          JULY 31,    DECEMBER 31,  DECEMBER 31,
                                            1997           1996         1995
                                      --------------    ---------   ------------
CURRENT ASSETS
   Cash                                      49,265         61,436        69,284
   Accounts Receivable                      282,347        287,359       251,518
   Inventory                                184,702        168,254       190,946
   Other Current Assets                       4,627              0             0
                                       -------------     ---------   -----------
 TOTAL CURRENT ASSETS                       520,941        517,049       511,748
                                       -------------     ---------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Property, Plant and Equipment            349,924        340,028       303,270
   Less:  Accumulated Depreciation          195,751        177,678       133,874
                                       -------------    ----------   -----------
NET PROPERTY, PLANT AND EQUIPMENT           154,173        162,350       169,396
                                       -------------    ----------   -----------
OTHER ASSETS
   Other assets                              20,302              0         5,965
                                       -------------    ----------   -----------
TOTAL ASSETS                                695,416        679,399       687,109
                                       =============    ==========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of Long-Term Debt         30,700         30,700      106,720
   Accounts Payable                          81,459        117,249      122,332
   Accrued Corporate Income Taxes                 0         62,142       13,371
   Accrued Liabilities                       42,826         99,168       97,608
                                        ------------     ---------   -----------
TOTAL CURRENT LIABILITIES                   154,985        309,259      340,031
                                        ------------     ---------   -----------

LONG TERM LIABILITIES
   Long-Term Debt, Net of Current Portion    59,304         81,970       68,900
   Deferred Income Tax                        9,822          9,822        2,492
                                        ------------      --------   -----------
TOTAL LONG-TERM LIABILITIES                  69,126         91,792       71,392
                                        ------------      --------   -----------

STOCKHOLDERS' EQUITY
 Common Stock,                                 1,682         1,577        1,577
 Additional Paid-In Capital                  359,308       298,510      298,510
 Retained Earnings                           250,315       118,261      (24,401)
 Treasury Stock                             (140,000)     (140,000)           0
                                        -------------    ---------   -----------
TOTAL STOCKHOLDERS' EQUITY                   471,305       278,348      275,686
                                        -------------    ---------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         695,416       697,399      687,109
                                        =============    =========   ===========

                             ROLI INK CORPORATION
                          STATEMENT OF PROFIT AND LOSS
                      SEVEN MONTHS ENDED JULY 31, 1997 AND
                 TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                        UNAUDITED              AUDITED
                                   SEVEN MONTHS ENDED    TWELVE MONTHS ENDED
                                         JULY 31              DECEMBER 31
                                       -----------     ----------------------

                                           1997            1996        1995
                                       -----------     ---------- -----------
SALES                                   1,606,594       2,845,543   2,629,567

COST OF GOODS SOLD                        853,771       1,399,775   1,372,245
                                       -----------      --------- -----------
GROSS PROFIT                              752,823       1,445,768   1,257,322

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                    506,138       1,207,288   1,184,144
                                       -----------      ---------  ----------

INCOME FROM OPERATIONS                    246,685         238,480      73,178
                                       -----------      ---------  ----------
OTHER INCOME (EXPENSE)
   Other                                        0               0           0
   Interest Income                              0               0           0
   Interest Expense                        (5,372)        (12,546)     (7,969)
                                       -----------      ---------  ----------
   TOTAL OTHER INCOME                      (5,372)        (12,546)     (7,969)
                                       -----------      ---------  ----------
INCOME BEFORE CORPORATE
INCOME TAXES                              241,313         225,934      65,209
                                       -----------      ---------  ----------
INCOME TAX PROVISION
   Current Tax Expense                     14,716          75,942      13,621
   Deferred Tax Expense                         0           7,330       2,492
   Proforma Tax Expense                    58,873               0           0
                                       -----------      ---------  ----------
TOTAL INCOME TAX PROVISION                 73,589          83,272      16,113
                                       -----------      ---------  ----------
NET INCOME                                167,724         142,662      49,096
                                       ===========      =========  ==========

                              ROLI INK CORPORATION
                             STATEMENT OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                  AUDITED
                                                            FOR THE YEARS ENDED
                                                            DEC. 31     DEC. 31
                                                              1996       1995
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit                                                  142,662     49,095
 Non-Cash Items Included In Net Profit
    Depreciation                                              43,805     28,905
 Other Changes:
 Change in Accounts Receivable                               (35,841)   (30,869)
 Change in Inventory                                          22,693    (57,412)
 Change in Deposits                                            5,965       (936)
 Change in Accounts Payable                                   (5,084)    18,618
 Change in Accrued Expenses                                    1,559     22,834
 Change in Accrued Income Taxes                               48,771     13,168
 Change in Deferred Income Taxes                               7,330      2,492
                                                           ---------   ---------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                                   231,860     45,895
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed Assets Acquired                                       (36,758)  (146,397)
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Notes Payable                                     (62,950)    96,620
 Distributions to Shareholders                                     0          0
 Treasury Stock Purchase                                    (140,000)         0
                                                           ---------   ---------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                                  (202,950)    96,620
                                                           ---------   ---------
NET CASH CHANGE                                               (7,848)    (3,882)

CASH BALANCE:  JANUARY 1                                      69,284     73,166
                                                           ---------   ---------

CASH BALANCE:  DECEMBER 31                                    61,436     69,284
                                                           =========   =========

                          SAFE ENVIRONMENT CORPORATION
                                 BALANCE SHEET
                 JULY 31, 1997 AND DECEMBER 31, 1996 AND 1995

                                        ASSETS

                                       UNAUDITED               AUDITED
                                        JULY 31,      DECEMBER 31,  DECEMBER 31,
                                          1997              1996         1995
                                     --------------      ---------  ------------
CURRENT ASSETS
   Cash                                     79,267          11,442        94,791
   Accounts Receivable                   1,406,012       1,387,536       398,250
   Inventory                                19,368          26,883        21,005
   Other Current Assets                    123,714         152,949        58,653
                                      -------------      ---------   -----------
 TOTAL CURRENT ASSETS                    1,628,361       1,578,810       572,699
                                      -------------      ---------   -----------

PROPERTY, PLANT AND EQUIPMENT
   Property, Plant and Equipment           624,944         585,190       440,087
   Less:  Accumulated Depreciation         413,765         382,919       309,511
                                      -------------     ----------   -----------
NET PROPERTY, PLANT AND EQUIPMENT          211,179         202,271       130,576
                                      -------------     ----------   -----------
OTHER ASSETS
   Other Assets                              2,978           4,493         5,035
   Investment in SECO Abatement                  0               0       113,607
   Investment in All Weather                     0               0         5,000
                                      -------------     ----------   -----------
TOTAL OTHER ASSETS                           2,978           4,493       123,642
                                      -------------     ----------   -----------
TOTAL ASSETS                             1,842,518       1,785,574       826,917
                                      =============     ==========   ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of Long-Term Debt       349,681         527,914      632,294
   Accounts Payable                        370,421         585,830      113,218
   Accrued Corporate Income Taxes          176,447          30,940        4,294
   Accrued Liabilities                      72,890          19,887        6,078
   Short Term Borrowings                   142,313          62,116       47,148
   Billings in Excess of Costs
     and Estimated Earnings                      0         101,183            0
                                       ------------      ---------   -----------
          TOTAL CURRENT LIABILITIES      1,111,752       1,327,870      803,032
                                       ------------      ---------   -----------

LONG TERM LIABILITIES
   Long-Term Debt, Net of Current Portion  154,858          24,333            0
   Shareholder Loan                         24,356         113,500      113,500
                                       ------------       --------   -----------
          TOTAL LONG-TERM LIABILITIES      179,214         137,833      113,500
                                       ------------       --------   -----------

STOCKHOLDERS' EQUITY
 Common Stock,                              93,902         167,504      191,504
 Retained Earnings                         516,038         251,367     (158,119)
 Treasury Stock                            (58,388)        (99,000)    (123,000)
                                       ------------      ---------   -----------
          TOTAL STOCKHOLDERS' EQUITY       551,552         319,871      (89,615)
                                       ------------      ---------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     1,842,518       1,785,574       826,917
                                       ============      =========   ===========

                          SAFE ENVIRONMENT CORPORATION
                          STATEMENT OF PROFIT AND LOSS
                      SEVEN MONTHS ENDED JULY 31, 1997 AND
                 TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                        UNAUDITED              AUDITED
                                   SEVEN MONTHS ENDED    TWELVE MONTHS ENDED
                                         JULY 31              DECEMBER 31
                                       -----------     ----------------------

                                           1997            1996        1995
                                       -----------     ---------- -----------
SALES                                   3,352,399       6,862,262   3,048,697

COST OF GOODS SOLD                      2,402,301       5,373,782   2,065,747
                                       -----------      --------- -----------

GROSS PROFIT                              950,098       1,488,480     982,950

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                    504,423         989,690     452,740
                                       -----------      ---------  ----------

INCOME FROM OPERATIONS                    445,675         498,790     530,210
                                       -----------      ---------  ----------
OTHER INCOME (EXPENSE)
   Other                                        0          82,161     163,866
   Interest Income                            872               0           0
   Interest Expense                       (26,363)        (80,525)    (87,241)
                                       -----------      ---------  ----------
   TOTAL OTHER INCOME                     (25,491)          1,636      76,625
                                       -----------      ---------  ----------
INCOME BEFORE CORPORATE
INCOME TAXES                              420,184         500,426     606,835
                                       -----------      ---------  ----------
INCOME TAX PROVISION
   Current Tax Expense                    155,513          90,940       4,294
   Deferred Tax Expense                         0               0           0
   Proforma Tax Expense                         0               0     212,392
                                       -----------      ---------  ----------
TOTAL INCOME TAX PROVISION                155,513          90,940     216,686
                                       -----------      ---------  ----------
NET INCOME                                264,671         409,486     390,149
                                       ===========      =========  ==========

                          SAFE ENVIRONMENT CORPORATION
                             STATEMENT OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                AUDITED
                                                            FOR THE YEARS ENDED
                                                            DEC. 31     DEC. 31
                                                              1996       1995
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit                                                  409,487    602,541
 Non-Cash Items Included In Net Profit
    Loss on Sale of Equipment                                  1,040          0
    Depreciation                                              61,022     43,916
 Other Changes:
 Change in Accounts Receivable                              (989,286)   345,447
 Change in Inventory                                          (5,877)   (21,005)
 Change in Employee Loan                                      (1,000)         0
 Change in other Current Assets                              (93,297)    30,452
 Change in Deposits                                              542     (1,331)
 Change in Accounts Payable                                  472,611   (218,953)
 Change in Accrued Expenses                                  (10,939)   (20,495)
 Change in Accrued Income Taxes                               48,771     13,168
 Change in Inter Co Receivable                               115,918   (113,607)
 Change in Investment in All Weather                           5,000     (5,000)
 Change in Billings in Excess of
    Costs and Estimated Earnings                             101,182          0
                                                           ---------   ---------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                                   115,174    655,133
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed Assets Acquired                                      (113,576)   (24,173)
 Proceeds from Sale of Fixed Assets                            3,500          0
                                                           ---------   ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES                    (110,076)   (24,173)
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Change in Notes Payable                                     (88,447)  (285,542)
 Change in Loans Payable                                           0   (290,000)
 Proceeds from Sale of Stock                                       0     12,504
                                                           ---------   ---------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                                   (88,447)  (563,038)
                                                           ---------   ---------

NET CASH CHANGE                                              (83,349)    67,922

CASH BALANCE:  JANUARY 1                                      94,791     26,869
                                                           ---------   ---------
CASH BALANCE:  DECEMBER 31                                    11,442     94,791
                                                           =========   =========

                          CGI HOLDING CORPORATION
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE 1 - PURCHASE OF ROLI INK CORPORATION AND SAFE ENVIRONMENT CORPORATION

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

The reorganization was accounted for as the purchase of "RIC" and "SECO" by CGI Holding Corporation. The purchase method was utilized in accordance with Accounting Principles Board opinion number 16. The net assets of the operating companies were purchased by the issuance of common shares of CGI Holding Corporation as follows: the shareholders of RIC received 2,200,056 shares and the shareholders of SECO received 2,761,000 shares leaving the shareholders of CGI Holding Corporation with 3,311,723 or 40.03% of the outstanding shares. The market value of the shares at the time of purchase was $0.30 per share. The excess of the purchase price over the fair value of the assets received was recorded by the acquiring corporation as goodwill and is being amortized over a fifteen year life.

The purchase price of Safe Environment Corporation was $828,300(2,761,000 shares at $0.30/share). The fair value of SECO's net assets at the time of acquisition was $523,373, resulting in goodwill of $304,927.

The purchase price of Roli Ink Corporation was $660,017(2,200,056 shares at $0.30/share). The fair value of RIC's assets at the time of acquisition was $452,132 resulting in goodwill of $207,885.

The activities of SECO and RIC are included in the registrants from August 1, 1997 to December 31, 1997.

                            CGI HOLDING CORPORATION
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                            AS OF DECEMBER 31, 1997


                          CGI     ROLI INK    SECO      TOTAL  ADJUST- PRO FORMA
                        HOLDING     CORP                         MENTS  RESULTS
                       ---------- --------- --------- --------- ------ ---------

SALES                   3,956,794 1,606,594 3,352,399 8,915,787        8,915,787

COST OF SALES           2,540,541   853,771 2,402,301 5,796,613        5,796,613
                       ---------- --------- --------- --------- ------ ---------

GROSS PROFIT            1,416,253   752,823   950,098 3,119,174        3,119,174

SELLING AND
ADMINISTRATIVE          1,178,806   506,138   504,423 2,189,367 (3,011)2,186,356
                       ---------- --------- --------- --------- ------ ---------

INCOME FORM OPERATIONS    237,447   246,685   445,675   929,807          932,818
                       ---------- --------- --------- --------- ------ ---------

OTHER INCOME(EXPENSE)
OTHER                      93,000         0         0    93,000           93,000
INTEREST INCOME             1,369         0       872     2,241            2,241
INTEREST EXPENSE          (23,579)   (5,372)  (26,363)  (55,314)        (55,314)
                       ---------- --------- --------- --------- ------ ---------

TOTAL OTHER                70,790    (5,372)  (25,491)   39,927           39,927
                       ---------- --------- --------- --------- ------ ---------

INCOME BEFORE TAXES       308,237   241,313   420,184   969,734          972,745
                       ---------- --------- --------- --------- ------ ---------

INCOME TAX PROVISION
CURRENT                   147,859    14,716   155,513   318,088          318,088
PRO FORMA                       0         0         0         0  58,873   58,873
DEFERRED                   11,135         0         0    11,135           11,135
                       ---------- --------- --------- --------- ------- --------

TOTAL TAXES               158,994    14,716   155,513   329,223          388,096
                       ---------- --------- --------- --------- ------- --------

NET INCOME                149,243   226,597   264,671   640,511          584,649
                       ========== ========= ========= ========= ======= ========
NET INCOME PER SHARE                                                        0.08
                                                                       =========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                                                       7,745,217
                                                                       =========



        (A)     48,919     ADD BACK DEPRECIATION RECORDED FOR ROLI AND SECO FOR
                           THE 7 MONTHS ENDED JULY 31, 1997

               (25,966) RECORD DEPRECIATION FOR THE 7 MONTHS ENDED JULY 31, 1997, BASED ON THE FAIR VALUE AT TIME OF PURCHASE

               (19,942) AMORTIZATION OF GOODWILL FOR FIRST 7 MONTHS ENDED JULY 31, 1997.
               --------

                 3,011     NET ADJUSTMENT
               ========

       (B)      58,873    ROLI INK CORPORATION WAS A SUBCHAPTER S CORPORATION
               ========   FOR THE 7 MONTH PERIOD ENDED JULY 31, 1997 REQUIRING
                          AN ADJUSTMENT TO RECORD THE FEDERAL TAX LIABILITIES
                          THAT WOULD HAVE BEEN REALIZED HAD THE ENTITY BEEN A
                          TAXPAYER FOR THIS PERIOD.

                             CGI HOLDING CORPORATION
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             AS OF DECEMBER 31, 1996


                          CGI      ROLI     SECO       TOTAL   ADJUST-   TOTAL
                         1996      1996     1996                MENTS


SALES                        0 2,629,567  6,862,262  9,491,829         9,491,829

COST OF SALES                0 1,372,245  5,373,782  6,746,027         6,746,027
                       ------- --------- ---------- ---------- ------- ---------

GROSS PROFIT                 0 1,257,322  1,488,480  2,745,802         2,745,802

SELLING AND
ADMINISTRATIVE          14,223 1,184,144    989,690  2,188,057(21,544) 2,166,513
                       ------- --------- ---------- ---------- ------- ---------

INCOME FROM OPERATIONS (14,223)   73,178    498,790    557,745           579,289
                       ------- --------- ---------- ---------- ------- ---------

OTHER INCOME(EXPENSE)
OTHER                        0         0     82,161     82,161            82,161
INTEREST INCOME              0         0          0          0                 -
INTEREST EXPENSE             0    (7,969)   (80,525)   (88,494)         (88,494)
                       ------- --------- ---------- ---------- ------- ---------

TOTAL OTHER                  0    (7,969)     1,636     (6,333)          (6,333)
                       ------- --------- ---------- ---------- ------- ---------

INCOME BEFORE TAXES    (14,223)   65,209    500,426    551,412           572,956
                       ------- --------- ---------- ---------- ------- ---------

INCOME TAX PROVISION
CURRENT                      0    13,621     90,940    104,561           104,561
PRO FRMA                     0         0          0          0 109,230   109,230
DEFERRED                     0     2,492          0      2,492   3,974     6,466
                       ------- --------- ---------- ---------- ------- ---------

TOTAL TAXES                  0    16,113     90,940    107,053           220,257
                       ------- --------- ---------- ---------- ------- ---------

NET INCOME             (14,223)   49,096    409,486    444,359           352,699
                       ======= ========= ========== ========== ======= =========


         104,827   DEPREC ADDBACK-$43,805 + $61,022

         (49,086)  DEPREC DED-PURCHASED ASSET VALUE-SEE DEPREC SCHEDULE

         (34,187)  AMORTIZATION OF GOODWILL FOR FIRST HALF OF YEAR
         -------

          21,554   NET ADJUSTMENT
         =======

          (2,492)  REVERSE OUT DEFERRED TAXES FOR ROLI INK

           6,466   DEFERRED TAXES RESULTING FROM TAX DEPRECIATION IN EXCESS
                   OF BOOK DEPRECIATION AND GOODWILL AMORTIZATION
         -------
           3,974   NET ADJUSTMENT
         =======

         109,230 PROFORMA TAX-SECO UTILIZED A NOL CARRYOVER IN 1996 WHICH REDUCED THEIR TAX LIABILITY

Note 2 - Consolidated Financial Statements

These consolidated financial statements include the accounts of SECO and Roli for the period August 1, 1997 to December 31, 1997 and the accounts of CGI Holding Corporation for all periods presented. All intercompany accounts and transactions have been eliminated upon consolidation.

Nature of Business

CGI  Holding   Corporation  is  a  holding   company  which  owns  100%  of  two
subsidiaries, Safe Environment Corporation(SECO) and Roli Ink Corporation(RIC).

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

SECO recognizes revenue utilizing the Percentage of Completion method of accounting.

The Company has conducted an initial review of the potential for computer and programming problems related to the year 2000 wherein some computer programs will interpret the 00 at the end of the year 2000 as 1900. At the present time, the Company does not anticipate incurring any major expenses or time delays because of the year 2000 problem.

NOTE 3 - Significant Accounting Policies

A.   Revenue and Cost Recognition

    SECO

SECO uses the percentage of completion method of accounting for all construction projects. The recognition of contract revenue and profit during construction is absed on expected total profit and estimated progress toward completion in the current year. estimated progress is measured by actual costs to date compared to projected total costs for eachh respective contract. All job related costs are recognized in the period in which they occur.

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

E.   Goodwill

Goodwill in the amount of $512,812 was recorded on the purchase of RIC and SECO on August 4, 1997. This goodwill is being amortized over a fifteen year life.


NOTE 4 - Accounts Receivable

Accounts Receivable at December 31, 1997 consist of the following:

            Currently Due           1,513,279
            Retainages                105,279
                                   ----------
                                    1,408,000
                                   ==========

Retainages are due in less than one (1) year.

NOTE 5 - Costs and Estimated Earnings on Uncompleted Contracts

       Costs Incurred on
           Uncompleted Contracts                              89545
       Estimated Earnings                                     19573
                                                            -------
       Subtotal                                              109118
       Less:  Billings to Date                               116579
                                                            -------
                                                              -7461
                                                            =======
       Included on Balance Sheet

       Costs and Estimated Earnings
           in Excess of Billings                              45000
       Billings in Excess of Costs
           and Estimated Earnings                             52461
                                                             ------
                                                              -7461
                                                             ======



NOTE 6 - NOTES PAYABLE
     Description                                      Current       Long-Term
     ----------------                               ---------    -----------
a.)  CIB Bank
     Note payable dated February 3, 1997
     for $250,000 note payable monthly
     at $6,945.00 principal plus 9%
     interest with a maturity date of
     February 1, 2000.  This note is
     secured by the general assets of SECO.         83,340.00      97,210.00

b.)  Vehicle 1 - payment is $400.00/month.
     Note is secured by the vehicle and has
     an interest rate of 8.5%.                       4,951.02           0.00

c.)  Vehicle 2 - payment is $478.50/month.
     Note is secured by the vehicle and has
     an interest rate of 9.475%.                     5,933.63           0.00

d.)  Vehicle 3 - payment is $285.09/month.
     Note is secured by the vehicle and has
     an interest rate of 8.5%.                       2,862.17       5,005.05

e.)  Vehicle 4 - payment is $375.69/month.
     Note is secured by the vehicle and has
     an interest rate of 9.5%.                       4,118.95       1,835.04

f.)  M & I Northern Bank
     Dated 6/30/96 payable monthly
     $1,873.96 principal and interest.
     Balance of $40,659.54 due on
     6/20/99. This note is unsecured and
     has an interest rate of 9%.                    15,699.94     51,286.36

b.) Gordon Page
    Payable $15,000 6/30/98
    This note is unsecured and bears no
    interest.                                       15,000.00          0.00
                                                  -----------    ----------
 Totals                                            131,905.71    155,336.45
                                                  ===========    ==========

Principal payments for the next five years are as follows:

     1998      $131,906
     1999       139,461
     2000        15,875
     2001             0
     2002             0
               --------
    TOTALS     $287,242
               ========



NOTE 7 - Consulting Agreement

The company is committed to pay a consulting agreement in the amount $2,000 per month through 1999. This is payable to the original owner of the company.

NOTE 8 - Contractual Agreements

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