Form 10KSB
period 1999-12-31
CGI HOLDING CORP
filed 2000-04-14
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1999
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State issuer's revenues for its most recent fiscal year:  $11,038,938

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: There is no active trading market for shares of the issuer's common stock and it is, therefore, difficult, if not impossible, to determine the market value for shares of the issuer's common stock. Based on the average bid and asked price of $0.31 per share for the issuer's common stock at April 6, 2000, the market value of the issuer's common stock held by non-affiliates would be $2,158,093. A list and description of affiliates can be found in Item 11.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 2000, there were 10,229,779 shares of the issuer's common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

CGI Holding Corporation (formerly known as North Star Petroleum, Inc.) (the "Company") was incorporated under the laws of the State of Nevada in October of 1987. From 1993 until July 1997, the Company had essentially no operations.

On June 30, 1997, the Company entered into a preliminary letter of intent with Safe Environment Corporation, an Illinois corporation ("SECO-Illinois"), and Roli Ink Corporation, a Wisconsin corporation ("RIC"). On July 28, 1997, the Company entered into a reorganization agreement (the "Reorganization Agreement") with SECO-Illinois and RIC, all of the shareholders of SECO-Illinois and RIC approved the transaction and the shareholders of SECO-Illinois and RIC tendered their stock certificates in SECO-Illinois and RIC. Pursuant to the terms of the Reorganization Agreement, the Company agreed to purchase all of the issued and outstanding equity interests in SECO-Illinois and RIC in exchange for shares of the Company's common stock (the "Common Stock"). Immediately prior to the reorganization, the Company completed a 1-for-5 revenue stock split of its outstanding Common Stock, resulting in 3,311,723 shares of Common Stock issued and outstanding. The reorganization became effective on August 4, 1997. Upon the effective date of the reorganization, the Company issued an additional 4,961,056 (post-split) shares of Common Stock to the shareholders of SECO-Illinois and RIC in exchange for all of the issued and outstanding equity interests in SECO-Illinois and RIC. Therefore, upon the effective date of the reorganization, the shareholders of SECO-Illinois and RIC held approximately 59.9% of the issued and outstanding Common Stock. The shareholders of SECO-Illinois received 2,761,000 shares of Common Stock (approximately 33.3% of the issued and outstanding Common Stock) and the shareholders of RIC received 2,200,056 shares of Common Stock (approximately 26.6% of the issued and outstanding Common Stock).

In connection with the reorganization, the Company changed its fiscal year end from September 30 to December 31, the year-end of SECO-Illinois and RIC.

On March 5, 1999, the Company's wholly owned subsidiary, Personal Care Products, Inc., acquired substantially all of the assets of Salle International, L.L.C. (a private company) under an asset purchase agreement dated March 2, 1999. The acquisition price for Trifinity's assets was $1,319,171. The acquisition price consisted of (i) assumed debt of $951,171 and (ii) 1,600,000 shares of Common Stock (with a market value of $368,000). Subsequent to the acquisition, Personal Care Products, Inc. changed its name to Trifinity, Inc. ("Trifinity").

SAFE ENVIRORNMENT CORPORATION

The Company currently has three subsidiaries involved in the asbestos/lead abatement industry. SECO-Illinois was incorporated in the State of Illinois in 1987 and has been involved in the asbestos abatement industry since its formation. Safe Environment Corporation of Indiana ("SECO-Indiana") was incorporated in the State of Indiana in 1999 and Safe Environment Corporation of Missouri ("SECO-Missouri") was incorporated in the State of Missouri in 1999. SECO-Illinois, SECO-Indiana and SECO-Missouri are collectively referred to as SECO.

SECO recently expanded its services to include lead mitigation in order to better serve its clients overall environmental needs. SECO provides asbestos and lead abatement services to industrial, government and private concerns desiring to remove or abate asbestos and/or lead in the workplace or residence in order to alleviate the health risks associated with asbestos and/or lead.

The asbestos and lead environmental remediation industry developed out of concern for the health of workers, students and residents who may be exposed to these hazards. Environmental remediations are performed in accordance with SECO's standard operating procedures, which meet or exceed applicable federal, state and local regulations and guidelines. Because of the health hazards posed by asbestos and lead, the need to comply with requirements of the Occupations Safety and Health Administration ("OSHA"), the Environmental Protection Agency ("EPA"), and similar state and local agencies, environmental remediation must be performed by trained and licensed personnel using approved techniques and equipment.

SECO-Illinois markets its services primarily in the State of Illinois, SECO-Indiana markets its services primarily in the State of Indiana and SECO-Missouri markets its services primarily in the State of Missouri. The asbestos abatement and lead mitigation industry is currently driven by three markets: industrial, public and commercial.

The industrial market consists of chemical, petroleum and manufacturing facilities that were constructed prior to discontinuation of the use of asbestos for the insulation of pipes and tanks. These types of facilities are continually performing operations and maintenance procedures that require the removal and/or repair of these insulation materials.

The public market consists of federally and state owned facilities, schools and military facilities that contain asbestos materials such as pipe insulation and floor tile and lead paint on interior building components.

The commercial real estate market consists of corporate offices containing asbestos materials such as sprayed on insulation and floor tile. These materials must be removed prior to any renovations.

As the asbestos abatement industry matures and the market shrinks, SECO intends to look for other opportunities. SECO recently expanded its services to include interior demolition, which now constitutes approximately 30% of SECO's business. In addition, SECO has begun developing asbestos and lead operations and maintenance programs to assist building owners in managing their in place asbestos and lead, with large scale removal occurring only to facilitate renovation or prior to building demolitions. SECO is also investigating potential expansion into re-insulation, painting and duct cleaning.

SECO currently employs approximately 22 full time employees who average 40 hours per week. Included in total employees are 12 administrative staff and 10 supervisors. In addition, SECO has a pool of approximately 85 hourly field personnel who are available on an as needed basis. SECO recently entered into a contract with Laborers Union Local 225.

ROLI INK CORPORATION

RIC was incorporated in the State of Wisconsin in 1985. RIC manufactures and sells water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks (as opposed to solvent inks), RIC developed, in house, a new product line. With its new product line, RIC began focusing its marketing efforts on corrugated box manufacturers producing display grade boxes. This market represents potentially good volume, and this type of box manufacturer typically has the ability to pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion.

Currently RIC's major competitors are SUN, INX, BCM and Akzo Nobel. SUN and INX are international ink companies. INX has 48 branches and 1300 employees. SUN has at least 60 branches and 2800 employees. They both have extensive marketing campaigns. SUN and INX are very active in marketing their ink dispensing systems throughout the United States. This allows them to sell their ink bases to customers who have either leased or purchased their ink dispensing systems. These two suppliers also produce very low cost, low quality ink that they stock and offer at prices that are marginally profitable. In addition, SUN and INX are very active in bidding and securing ink contracts with various printing companies' corporate headquarters. BCM has one facility located in Ohio. It manufactures high quality inks for corrugated materials and has much of the same operating philosophies as RIC. Akzo Nobel is an international company that competes with RIC primarily at label accounts.

Currently, RIC supplies approximately 40 customers total. Five of these customers account for approximately 70% of RIC's business. The loss of any of these five customers would have a material negative effect on RIC's business. Additionally, RIC has three independent manufacturer's representatives who collectively sell approximately 40% of RIC's ink. Only 60% of RIC's sales were generated from "in house" personnel.

In addition to specialty corrugated ink, RIC sells ink to envelope and label manufacturers and medical packaging plants. It also sells a conductive and static dissipative coating used in electronics packaging. RIC sells to plants that are looking for top-of-the-line custom inks using the finest quality ingredients formulated specifically for their customers' printing equipment. RIC does not produce low cost, low quality commodity inks, a market in which competition with larger companies is very difficult. As does its competitors, RIC offers an ink dispensing system that can be leased or sold directly to its customers. Fast service and excellent quality are RIC's main focus.

All of RIC's inks are water based and contain no materials that are listed as "hazardous" materials by the Food and Drug Administration (the "FDA") or EPA. All of RIC's inks are in compliance with the Coalition of Northeastern Governors' ("CONEG") regulations which specify that no more than 100 parts per million of heavy metals be used. Additionally, RIC's inks do not contain ozone-depleting substances, as identified by the U.S. Clean Air Act amendment of 1990.

RIC employs 12 employees. There are 9 full time employees and 2 part time, on call employees who work at the main headquarters in Milwaukee, Wisconsin. There is also 1 employee, the President, who conducts business out of the CGI office in Brookfield, Illinois.

TRIFINITY, INC.

Trifinity (formerly known as Personal Care Products, Inc.) was incorporated in the State of Illinois in 1999.

Trifinity is a turn-around/start-up operation that markets and distributes licensed and house brand personal care products and performs contract liquid filling. At the time of acquisition, the Company anticipated that Trifinity would require the balance of 1999 and part of 2000 to develop and complete its marketing, distribution and manufacturing process.

The personal care product market is dominated by large, international companies. Trifinity's major competitors in this market include Unilever, Johnson & Johnson and Shering Plough. Trifinity currently has license rights through December 2000, renewable on an annual basis, to distribute and market the Nintendo Game Boy bath collection. Contract liquid filling is generally performed by regional companies like Trifinity.

Trifinity's operations are regulated by the Bureau of Alcohol, Tobacco and Firearms (due to its mouth wash products). Trifinity is also FDA registered and regulated by the EPA.

Trifinity currently employs 24 full-time employees. Included in total employees are 4 administrative staff.

ITEM 2. DESCRIPTION OF PROPERTIES

SECO-Illinois leases, on a month to month basis, approximately 8,000 square feet of office, warehouse and storage facilities in Brookfield, Illinois. Approximately 2,000 square feet is used as office space, with the remaining facility principally used as a warehouse. Most of SECO-Illinois's projects are performed on site, so its facilities are primarily used for storing and working on its equipment when not in use. Under the terms of the SECO-Illinois lease, SECO-Illinois pays monthly rent of $3,000. The building is leased from 8400 Brookfield Partners, which is owned and controlled by John Giura, the president of the Company, and James Spachman, a major shareholder of the Company. Presently, the property is encumbered by a 20 year adjustable rate mortgage from the Community Bank of Ravenswood. The lease is on a month to month term. (See:
Item 12: "Certain Relationships and Related Transactions.") The Company also uses this facility as its corporate offices. The Company and SECO-Illinois believe this facility will be adequate for their future needs.

SECO-Indiana leases a small office and warehouse space in Indiana under a lease effective from February 1, 1999 through January 31, 2000. Under the terms of its lease, SECO-Indiana pays monthly rent of $465. SECO-Indiana believes this space will be adequate for its future needs.

SECO-Missouri leases approximately 20,000 square feet of office and warehouse space in Missouri under a lease effective from March 1, 1999 through February 28, 2000. Under the terms of its lease, SECO-Missouri pays monthly rent of $2,200. SECO-Missouri believes this space will be adequate for its future needs.

RIC leases approximately 13,187 square feet of manufacturing and office space in Milwaukee, Wisconsin under a lease effective from September 30, 1999 through October 31, 2000. Under the terms of the RIC lease, RIC pays monthly base rent of $2,926 plus real estate taxes of $675 per month. The building contains another 3,450 feet that RIC may expand into if future growth warrants such expansion. Currently, RIC only operates one shift and believes additional shifts can be added in the future to handle anticipated growth.

Trifinity leases approximately 40,000 square feet of manufacturing and office space in Waukegan, Illinois under a lease effective from July 1, 1999 through June 30, 2003. Under the terms of its lease, Trifinity pays monthly rent of $13,600. Trifinity believes this space will be adequate for its future needs.

ITEM 3. LEGAL PROCEEDINGS

People of the State of Illinois, Plaintiff, v. Robert Larsen, Et. Al., Defendants, No. 96 CH 1033.

This action is pending in the Circuit Court of the Nineteen Judicial Circuit, Lake County, Illinois. The Company is not a party to this action. However, SECO-Illinois is a defendant. This action, filed in 1996, was brought by the State of Illinois to compel defendant Larsen to conduct an environmental clean-up of his property. SECO-Illinois was thereafter named an additional defendant, from whom the State sought the imposition of unspecified penalties as the result of certain asbestos removal work which it had conducted on the subject property. In the summer of 1999, Larsen filed a counterclaim against SECO-Illinois, seeking unspecified damages against it for sums Larsen was allegedly caused to expend by reason of improper remediation work performed by SECO-Illinois. The matter remains pending and undetermined, and currently is in the process of discovery. Discovery to date has indicated that Larsen is seeking damages in excess of $200,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CGIH" (the Common Stock formerly traded under the symbol "CGIC"). Set forth below are the high and low bid prices for the Common Stock for each quarter during the last two years. Although the Common Stock is quoted on the Electronic Bulletin Board, it has traded sporadically. Consequently, the information provided below may not be indicative of the Common Stock price under different conditions.

Quarter Ended              High Bid         Low Bid
-------------              --------         -------
March 1998                    3.38            0.75
June 1998                     1.13            0.53
September 1998                0.75            0.20
December 1998                 0.51            0.21

March 1999                    0.46            0.23
June 1999                     0.28            0.23
September 1999                0.25            0.24
December 1999                 0.43            0.25

At April 6, 2000, the bid and asked price for the Common Stock was $0.23 and $0.38, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Since its inception, the Company has not paid any dividends on the Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 6, 2000, the Company had approximately 10,229,779 shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On March 5, 1999, the Company issued 1,600,000 shares of Common Stock to PCP Partners, an Illinois general partnership, in connection with the purchase of the assets of Salle International, L.L.C. (See: Item 1: "Description of Business.")

On June 15, 1999, the Company sold 200,000 shares of Common Stock to Richard Levy for $60,000 in cash ($0.30 per share).

On July 1, 1999, issued 100,000 shares of Common Stock to Chander Jadhwani (a director of the Company) in exchange for (i) $21,000 in cash ($0.21 per share) and (ii) consulting services he performed on behalf of the Company.

The above-described transactions were private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company did not use underwriters for any of the above-described transactions and, therefore, the transactions did not involve underwriter discounts or commissions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at December 31, 1999 were $6,822,925, an increase of $2,739,845 over the prior year. This increase was primarily attributable to the acquisition of Trifinity in March of 1999 and the start-up of SECO-Indiana and SECO-Missouri in January of 1999. Correspondingly, total liabilities increased during the same period by $3,579,559.

Working capital at December 31, 1999 was $265,289, as compared to $1,057,549 last year, reflecting a decrease of $792,260. The Company's cash flow for the year 1999 was a negative $30,495.

Total short-term debt increased in 1999 in the amount of $2,165,697. Long-term debt increased in the same period by $1,251,425, resulting in a total increase in debt in the amount of $3,417,122. Debt assumed in the purchase of Trifinity and the start up of SECO-Missouri amounted to $951,171 and $400,000 respectively. The remainder of the increase was caused by the deficit earnings in 1999.

The Company raised $81,000 in 1999 through the issuance of 300,000 shares of Common Stock.

In view of the substantial increase in debt that occurred in 1999, management has engaged an investment banking firm for the purpose of selling its wholly owned subsidiary RIC. It is believed by management that RIC can be sold for an amount in excess of $2,500,000 in a cash transaction. The projected date for this transaction is the second quarter of 2000.

The proceeds of this sale will be used to reduce debt, increase working capital and to have available funds for potential acquisitions.

RESULTS OF OPERATIONS

Sales increased in 1999 in the amount of $1,998,763 to a total of $11,038,938. This increase was a result of Trifinity's sales in 1999 of $513,635, RIC's increase of $744,828 and SECO's increase of $740,300.

Cost of sales for the year were $8,995,849, an increase of $2,592,847 over the prior year or a percentage increase of 40.49 percent.

Selling, general and administrative expenses for the year 1999 were $3,595,150 as compared to 1998's total of $2,111,235, representing an increase of $1,491,964 or 70.67 percent.

Interest expense increased in 1999 by $226,283 for a total of $297,815, a direct result of the increased debt in 1999.

Income before taxes was ($1,834,458) in 1999 as compared to $474,668 in 1998. The net loss in 1999 resulted in negative total income taxes for the year totaling ($544,744). Total tax expense is comprised of current tax expense of ($166,977) and deferred tax expense of ($377,767). The total after tax loss for 1999 was ($1,288,714) or ($0.13) per share compared to 1998's net profit after taxes of $265,041 or $0.03 per share.

SEGMENT ANALYSIS

In 1999, the Company consisted of five operating subsidiaries: SECO-Illinois, SECO-Indiana, SECO-Missouri (collectively, "SECO"), RIC and Trifinity. In 1998, the Company consisted of two operating subsidiaries: SECO-Illinois and RIC.


                         NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  1999                 1998
                           AMOUNT   PERCENT      AMOUNT   PERCENT

SECO                   $7,430,125     67.31   6,689,845     74.00
RIC                     3,095,158     28.04   2,350,330     26.00
TRIFINITY                 513,655      4.65           0         0
OTHER                           0         0           0         0
                       ----------    ------  ----------    ------
TOTAL SALES           $11,038,938    100.00  $9,040,175    100.00
                       ==========    ======  ==========    ======

                      OPERATING PROFIT BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                  ($1,548,572)    99.78    $372,881     78.56
RIC                       548,380    (35.33)    191,205     40.28
TRIFINITY                (357,389)    23.03           0         0
OTHER                    (194,480)    12.53     (89,418)   (18.84)
                       ----------    ------  ----------    ------
TOTAL OPERATING PROFIT($1,552,061)   100.00    $474,668    100.00
                       ==========    ======  ==========    ======


                        TOTAL ASSETS BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                   $3,892,533     57.05  $2,911,147     71.30
RIC                       869,338     12.74     609,336     14.92
TRIFINITY               1,492,477     21.87           0         0
OTHER                     568,577      8.34     562,597     13.78
                       ----------    ------  ----------    ------
TOTAL ASSETS           $6,822,925    100.00  $4,083,080    100.00
                       ==========    ======  ==========    ======

SECO

SECO generated gross revenues in 1999 of $7,430,125 as compared to $6,689,845, representing an increase of $740,280 or a percentage increase of 9.96 percent. However, cost of operations for the year 1999 were $7,117,752 compared to $5,103,695 in 1998 resulting in a gross profit decrease of 19.51 percent.

General and administrative expenses for the year were $1,860,945(25.05% of sales) as compared to $1,168,107(17.46% of sales) in 1998.

Interest expense increased to $141,606 in 1999 from $65,355 in 1998, an increase of $78,756.

The increase in general and administrative expenses and interest was due in large part to the two subsidiaries in Missouri and Indiana which started operations in January of 1999.

The net loss before taxes for 1999 was ($1,712,030), as compared to a net profit in 1998 of $372,881.

Many factors led to the poor year by SECO. In 1999, the asbestos abatement industry shifted away from the private sector to mainly public contracts. In 1999, SECO generated 80 percent of their contracts from public school districts and due to very competitive conditions, these contracts were estimated at low margins. Additionally, management accepted contracts that were severely under-estimated as to labor costs, resulting in some severe operating losses. As this was happening, the available labor force was reduced as workers sought employment in other industries, thus driving up labor costs. As well, SECO signed a contract in early 1999 with Laborers Union Local 225. In estimating contracts management failed to recognize the additional labor costs associated with its union responsibilities.

In the first quarter of 1999, the Company expanded its asbestos/lead abatement operations into the Missouri and Indiana markets. The costs related to these expansion moves did not materialize into additional operating profits. Of the total losses incurred by SECO, $258,342 was attributable to Missouri and $32,511 was attributable to Indiana.

In order to reverse the trend that existed in 1999, management has engaged two experienced estimators, who are also capable at selling and marketing SECO. They have also taken steps to reduce overhead by reducing some staff positions. It is also the plan of management to concentrate on larger contracts as opposed to smaller jobs with lower gross profit margins.

RIC

RIC's sales during 1999 were  $3,095,158,  an increase  from 1998 of $744,808 or
31.64 percent. During 1999, its cost of sales percentage decreased to 51.70 percent compared to 55.28 percent in 1998, thereby reflecting a gross profit percentage of 48.30 percent. Operating expenses increased in 1999 to $946,638 from $854,111 in 1998. As a percentage of sales, operating expenses decreased to
30.58 percent in 1999 compared to 36.34 percent in 1998.

Net profit before taxes for the year was $523,212 compared to $191,205 in 1998, an increase of $332,007.

The increase in sales and profitability of RIC was due to the recovery of two of its largest five customers in 1999. RIC anticipates that revenues from these two customers will continue through the year 2000.

TRIFINITY

The results of Trifinity are included in the registrants from March 5, 1999. No comparative data is available for Trifinity.

The results of Trifinity were expected for the period ended December 31, 1999. It is believed that Trifinity will contribute positively to the Company's earnings beginning in the year 2000.

OTHER

Included in other are the operating expenses incurred by the Company. These include amortization of goodwill in the amount of $42,536 and interest expense of $56,363.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the executive officers, directors and significant employees of the Company:

Name                       Age      Position
--------------------       ---      -----------------------
John Giura                  67      President, Secretary and Director, Chairman
Ann K. Knaack               43      Vice President and Director
Jaime Bendersky             71      Director
Chander Jadhwani            49      Director
Ronald F. Riba              67      Director

John Giura has served as a Director, President, Chief Executive Officer and Chief Financial Officer of the Company since August of 1997. Mr. Giura has been the Secretary of the Company since 1999. In 1987, Mr. Giura co-founded SECO-Illinois and in 1994 he acquired control of SECO-Illinois. Mr. Giura has been a director of SECO-Illinois since 1997, and served as its President and Chief Executive Officer from 1994 though 1998. Mr. Giura, along with other individuals, acquired control of RIC in 1993. Mr. Giura has been a director of RIC since 1993, and has served as its President since 1996. In addition, Mr. Giura has been a director of Trifinity since March 1999. Mr. Giura received his BA degree from the University of Naples (Italy) in 1956 and an MA in economics from the University of Chicago in 1961.

Ann K. Knaack has served as a Director and Vice President of the Company since August of 1997. Ms. Knaack jointed RIC in 1992. Over the past eight years, Ms. Knaack has held various management positions with RIC including those of General Manager, Secretary, Vice President and Chief Operating Officer. Ms. Knaack is also a Director of RIC. Ms. Knaack received her BA in business and management from Alverno College in Milwaukee, Wisconsin.

Dr. Bendersky has served as a Director of the Company since 1998. Dr. Bendersky is a licensed physician specializing in internal medicine and as of April of 1998, an emeritus member on the medical staff of Westlake Community Hospital in Melrose Park, Illinois. From 1966 until his retirement in April of 1998, Dr. Bendersky had been an active member on the medical staff of Westlake Community Hospital. Dr. Bendersky is currently involved in the establishment of a clinic in Oak Brook, Illinois that will provide diagnostic evaluation and treatment of patients with obesity.

Mr. Jadhwani has served as a Director of the Company since 1997. Chander Jadhwani has been Manager of New Business Development for the Company since
August of 1997. His duties include the development and execution of the Company's strategic business plans and acquisitions. Mr. Jadhwani has been employed by Waste Solutions Corporation, a privately owned company involved in the manufacture of products used in the clean up of hazardous waste since 1994. He serves as a Managing Director responsible for the development and execution of Waste Solution Corporation's strategic business plans. Mr. Jadhwani received an MS in structural engineering from the Illinois Institute of Technology in 1976 and an MBA from the Illinois Institute of Technology in 1984.

Ronald F. Riba was a director of the Company from 1998 until March 2000. Prior to his retirement in 1999, Mr. Riba was a Vice President of Investments of Everen Securities, Inc., a publicly held financial services company engaged in the business of securities brokerage and investment banking (formerly Kemper Securities, Inc.). Mr. Riba had been a registered broker with Everen Securities, Inc. for nearly eleven years. During his career, Mr. Riba provided investment advice and services to both institutional and individual clients.

Except as set forth below, to the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from or otherwise limiting, the following activities:

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

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

Mr. Giura, president of the Company, has been permanently disqualified from acting as a Registered Investment Advisor as a result of two federal convictions in 1986 and 1989 relating to allegations occurring prior to June 1985. To the best of the Company's knowledge, there are no other injunctions or permanent bars limiting Mr. Giura's involvement in any type of business, security or banking activities.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years for the Company's or its subsidiary's chief executive officer, and each of its other executive officers who received compensation in excess of $100,000 during such periods (as determined at December 31, 1999):



                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other  Restricted
Name and                                   Annual  Stock     Options   All
Principal      Year  Salary  Bonus($) Compensation Awards   /SARs     Other
Position                                                            Compensation
-------------- ----- ------  -------- ------------ ------   ------- ------------
John Giura       1999   72,000  -0-          7,200    -0-    -0-      2,000
John Giura       1998   60,000  -0-          7,200    -0-    -0-      2,000
John Giura       1997   53,000  -0-          7,200    -0-    -0-      2,000
President
and CEO
Denny Nestripke
Former President
And CEO          1997  -0-      -0-          -0-      -0-    -0-      -0-
Ann K. Knaack    1999  110,600  -0-          7,200    -0-    -0-      2,000
Vice President


Cash Compensation

John Giura was paid $72,000 by RIC for the year ended December 31, 1999. In 1998 and 1997 Mr. Giura was paid by RIC. Mr. Giura does not have an employment contract with the Company and no set compensation arrangement has been set for Mr. Giura for the fiscal year ended December 31, 2000.

Ann K. Knaack was paid $110,600 by RIC for the year ended December 31, 1999. Ms. Knaack does not have an employment contract with the Company. Her base compensation for the fiscal year ended December 31, 2000 has been set at $93,000.

Bonuses and Deferred Compensation

The Company maintains a 401K profit sharing plan. The Company matches employee contributions to fifty percent with a maximum limit of $2,000. Total Company contributions for 1999 were $12,384.

Compensation Pursuant to Plans.

     None.

Pension Table

     None.

Other Compensation

     None.

Compensation of Directors.

         None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. At December 31, 1999, there were approximately 10,229,779 shares of Common Stock issued and outstanding.

Title
 of      Name and Address of     mount and Nature of       Percent
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common    John Giura
          President and Director
          C/O CGI Holding
          Corporation
          8400 Brookfield Ave
          Brookfield, IL
          60513                        2,536,494 (2)         24.80%

Common    PCP Partners                 1,600,000             15.64%
          c/o William Blair & Co.
          222 West Adams
          Chicago, IL  60606

Common    James Spachman
          735 Selbourn Road
          Riverside, IL
          60546                          814,000             7.96%

Common    Jaime Bendersky                283,680             2.77%
          Director
          324 Hambleton Drive
          Oakbrook, IL 60523

Common    Chander Jadhwani               250,000 (3)         2.44%
          Director
               c/o CGI Holding Corporation
          8400 Brookfield Ave
          Brookfield, IL 60513

Common    Ann K. Knaack                    73,016            0.71%
               Vice President and Director
          c/o Roli Ink Corporation
          4010 W Douglass Ave
          Milwaukee, WI 53209

Common    Ronald F. Riba                  125,000            1.22%
          Director
          16 W Canterbury Dr.
          Arlington Heights, IL 60004

Common    Directors and Officers as a    3,268,190           31.95%
          Group (6 persons)

(1) Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes 135,300 shares which are held jointly by Mr. Giura and Mr. Spachman and 1,021,900 held by CIB Bank Hillside as custodian for Mr. Giura. Mr. Giura also controls 260,000 shares owned by Mentor Investments, Inc., a company of which he is the sole shareholder.
(3) Includes 20,000 held by Mr. Jadhwani as custodian for his children.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

SECO-Illinois leases its office facilities from 8400 Brookfield Partners. 8400 Brookfield Partners is owned by John Giura, the president of the Company, and James Spachman, a principal shareholder of the Company. Pursuant to a month-to-month lease, the Company pays 8400 Brookfield Partners $3,000 per month for the lease of the facilities. (See: Item 2: "Description of Properties.")

The Company contracts with Mentor Investments, Inc. ("Mentor") to provide direct labor for certain jobs. Mentor is responsible for the cost of the payroll taxes and workmens compensation insurance. Mentor receives, as reimbursement, the cost of the payroll plus 20% to cover employer payroll taxes and workers compensation insurance. John Giura, the president of the Company, is the sole shareholder of Mentor.

The Company and SECO-Illinois borrowed funds from shareholders throughout the year to cover operating expenses. The total outstanding principal balance due as of December 31, 1999 was $615,000. The detail of this principal balance as of December 31, 1999 is as follows:

Jaime Bendersky    $300,000 -       Principal balance due on April 1, 2001.
                                    Interest paid quarterly at a rate of 10%
                                    (loan to the Company).
Jim Spachman       $200,000 -       No repayment terms.  Interest paid
                                    quarterly at 1/2% over the prime rate (loan
                                    to the Company).
John Giura -       $115,000 -       No repayment terms.  No interest paid
                                    or accrued ($70,000 loan to the Company and $45,000 loan to SECO-Illinois).

Chander Jadhwani, a director of the Company, performed due diligence and consulting services for the Company in connection with the acquisition of Trifinity and for other potential acquisitions by the Company. In exchange for his services, Mr. Jadhwani received a reduced purchase price for shares of Common Stock (See: Item 5: "Market For Common Equity And Related Stockholder Matters".)

TRANSACTIONS WITH PROMOTERS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

Title of Document                                              Page
-----------------                                              ----
Report of Poulos & Bayer, LTD., Certified Public Accountants    16

Balance Sheets
December 31, 1999, and 1998                                     17

Statements of Stockholders' Equity
For the years ended December 31, 1999, and 1998                 18

Statements of Operations
For the years ended December 31, 1999, and 1998                 19

Statements of Cash Flows
For the years ended December 31, 1999, and 1998                 20

Notes to Financial Statements                                   21

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are filed as part of this report:

EXHIBIT NO.     DOCUMENT DESCRIPTION

2.1 Plan and Agreements of Reorganization, incorporated by reference to the Registrant's Form 10-QSB for quarter ended June 30, 1997.

2.2 Asset Purchase Agreement, incorporated by reference to the Registrant's Form 8-K filed March 19, 1999 and Form 8 K/A filed June 19, 1999.

3.1 Articles of Incorporation, incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-19980-D.

3.2 Amended Articles of Incorporation, incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 1989.

3.3 Amended Articles of Incorporation, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended December 31, 1995.

3.4 Amended Articles of Incorporation, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 1995.

3.5 By-laws, incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-19980-D.


4.1 Warrant Agent Agreement, incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-19980-D.

4.2 First Amendment to Warrant Agent Agreement, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended December 31, 1995.

4.3 Second Amendment to Warrant Agent Agreement, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 1995.

11              A computation of income per share is contained in this Form
                10-KSB.

21 The Registrant has five subsidiaries: Safe Environment Corporation, an Illinois corporation; Safe Environment Corporation of Indiana, an Indiana corporation; Safe Environment Corporation of Missouri, a Missouri corporation; Roli Ink Corporation, a Wisconsin Corporation; and Trifinity, Inc., an Illinois corporation.

27              A Financial Data Schedule is included in this Form 10-KSB as
                Exhibit 27.

(b)      REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2000.


                                CGI Holding Corporation


                                By: /s/ John Giura
                                ----------------------------------
                                John Giura
                                Director, President and Chief Financial
                                Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 14th day of April, 2000.

Signature                               Title

/s/ John Giura                  President, Chief Financial Officer and Director
------------------------
John Giura


/s/ Ann K. Knaack               Vice President and Director
------------------------
Ann K. Knaack


/s/ Jaime Bendersky             Director
------------------------
Jaime Bendersky


/s/ Chander R. Jadhwani         Director
------------------------
Chander R. Jadhwani

                            Independent Auditor's Report

To the Board of Directors
CGI Holding Corporation
8400 Brookfield Avenue
Brookfield, Illinois  60513


We have audited the accompanying balance sheets of CGI Holding Corporation (a Nevada Corporation) as of December 31, 1999 and 1998, and the related statements of income, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CGI Holding Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




By: /s/ Poulos & Bayer, Ltd.

Poulos & Bayer, Ltd.
Chicago, Illinois

March 21, 2000

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

                ASSETS              DECEMBER 31,       DECEMBER 31,
                                        1999               1998
                                   -------------      -------------
CURRENT ASSETS
Cash                                    $117,190           $147,685
Accounts Receivable                    3,002,240          2,487,844
Allowance for Doubtful Accounts         (167,489)                 0
Inventory                                867,063            217,535
Other Current Assets                     174,173            103,413
Prepaid Corporate Taxes                  211,029                  0
Deferred Corporate Taxes                 377,767                  0
Costs and Estimated Earnings in
  Excess of Billings                      74,154            263,775
                                   -------------      -------------
TOTAL CURRENT ASSETS                  $4,656,126         $3,220,252
                                   -------------      -------------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment         $1,820,165           $474,667
Less:  Accumulated Depreciation         (273,649)           (76,219)
                                   -------------      -------------
NET PROPERTY, PLANT AND EQUIPMENT      1,546,516            398,448
                                   -------------      -------------
OTHER ASSETS
Goodwill                                 522,032            464,380
Other Assets                              98,251                  0
                                   -------------      -------------
TOTAL OTHER ASSETS                       620,283            464,380
                                   -------------      -------------
TOTAL ASSETS                          $6,822,925         $4,083,080
                                   =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt      $622,860            $141,987
Notes Payable-Line of Credit          2,410,836             800,000
Short-Term Borrowings                   152,050             123,181
Accounts Payable                        767,047             723,721
Accrued Corporate Income Taxes           21,312              34,761
Accrued Liabilities                     201,733              69,173
Loan Payable-Shareholders               315,000             269,880
                                   ------------       -------------
TOTAL CURRENT LIABILITIES            $4,490,838          $2,162,703
                                   ------------       -------------
LONG TERM LIABILITIES
Long-Term Debt, Net of
     Current Portion                   $967,734             $16,310
Deferred Income Tax                      22,665              22,665
Loan Payable-Shareholders               300,000                   0
                                   ------------       -------------
TOTAL LONG-TERM LIABILITIES          $1,290,399              38,975
                                   ------------       -------------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
  5,000,000 shares authorized; no
  shares issued or outstanding               $0                  $0
Common Stock, $0.001 par value,
  100,000,000 shares authorized;
  10,229,779 shares issued and
  outstanding                            10,230               8,330
Additional Paid-In Capital            2,895,381           2,448,281
Retained Earnings                    (1,863,923)           (575,209)
                                   ------------       -------------
TOTAL STOCKHOLDERS' EQUITY            1,041,688           1,881,402
                                   ------------       -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $6,822,925          $4,083,080
                                   ============       =============
The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                           DECEMBER 31, 1999 AND 1998


                                COMMON     COMMON    PAID-IN     RETAINED
                                SHARES      STOCK    CAPITAL     EARNINGS
                              ---------    -------   --------   ----------

BALANCE:  JANUARY 1, 1998       8,272,779     8,273 2,434,088     (840,250)

EMPLOYEE STOCK BONUS               57,000        57    14,193

1998 NET INCOME                                                    265,041
                                --------- --------- ---------   ----------

BALANCE: DECEMBER 31, 1998      8,329,779     8,330 2,448,281     (575,209)

ISSUED 1,600,000 SHARES OF
COMMONT STOCK FOR THE PURCHASE
OF SALLE INTERNATIONAL ON
MARCH 5, 1999                   1,600,000     1,600   366,400

ADDITIONAL ISSUANCE OF 200,000
SHARES ON JUNE 15, 1999 AT
$0.30/SHARE                       200,000       200    59,800

ADDITIONAL ISSUANCE OF 100,000
SHARES ON JULY 1, 1999 AT
$0.21/SHARE                       100,000       100    20,900

1999 NET LOSS                                                   (1,288,714)
                               ---------- --------- ---------   ----------
BALANCE: DECEMBER 31, 1999     10,229,779    10,230 2,895,381   (1,863,923)
                               ========== ========= =========   ==========
The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                               TWELVE MONTHS ENDED

                                       DECEMBER 31,1999     DECEMBER 31, 1998

SALES                                      $11,038,938            $9,040,175

COST OF GOODS SOLD                           8,995,849             6,403,002
                                          ------------          ------------

GROSS PROFIT                                $2,043,089            $2,637,173

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                       3,595,150             2,111,235
                                          ------------          ------------

INCOME FROM OPERATIONS                     ($1,552,061)             $525,938
                                          ------------          ------------

OTHER INCOME (EXPENSE)
   Other                                       $14,738               $20,214
   Interest Income                               1,680                    48
   Interest Expense                           (297,815)              (71,532)
                                          ------------          ------------
TOTAL OTHER INCOME (EXPENSE)                 ($281,397)             ($51,270)
                                          ------------          ------------

INCOME BEFORE CORPORATE
INCOME TAXES                               ($1,834,458)             $474,668
                                          ------------          ------------

INCOME TAX PROVISION
   Current Tax Expense                       ($166,977)             $198,097
   Deferred Tax Expense                       (377,767)               11,530
                                          ------------          ------------
TOTAL INCOME TAX PROVISION                   ($544,744)              209,627
                                          ------------          ------------

NET INCOME                                 ($1,288,714)             $265,041
                                          ============          ============

NET INCOME PER
COMMON SHARE                                    ($0.13)                $0.03
                                          ============          ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    9,808,683             8,274,184
                                          ============          ============


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                 TWELVE MONTHS ENDED
                                         DECEMBER 31, 1999    DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                ($1,288,714)                 $265,041
Non-Cash Items Included in Net Profit
   Depreciation                               197,430                    55,766
   Amortization                                42,636                    34,187
   Allowance for Bad Debts                    167,489                         0
   Stock Bonus                                      0                    14,250
Change in Accounts Receivable                (342,881)                 (974,565)
Change in Inventory                          (197,604)                   20,722
Change in Other Current Assets                (70,760)                  (11,151)
Change in Costs and Estimated Earnings
   Over Billings                              189,621                  (218,775)
Change in Prepaid Corporate Taxes            (211,029)                        0
Change in Other Assets                        (63,251)                   (6,448)
Change in Accounts Payable                     43,326                   282,980
Change in Accrued Expenses                    132,560                     1,573
Change in Accrued Income Taxes                (13,449)                 (296,893)
Change in Deferred Income Taxes              (377,767)                   11,530
Change in Billings in Excess of Costs and
   Estimated Earnings                               0                    52,461
                                           ----------                 ---------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                ($1,792,393)                ($874,244)
                                           ----------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                       ($385,054)                 ($81,617)
                                           ----------                ----------
NET CASH CHANGE FROM INVESTING ACTIVITIES   ($385,054)                 ($81,617)
                                           ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Debt                             $1,720,832                  $659,399
Change in Shareholder Loans                   345,120                   269,880
Proceeds from Sale of Stock                    81,000                         0
                                           ----------                ----------
NET CASH CHANGE FROM FINANCING
ACTIVITIES                                 $2,146,952                  $929,279
                                           ----------                ----------

NET CASH CHANGE                              ($30,495)                 ($26,582)

CASH BALANCE:  JANUARY 1                      147,685                   174,267
                                           ----------                ----------

CASH BALANCE:  DECEMBER 31                   $117,190                  $147,685
                                           ==========                ==========

Supplemental Information
  Interest Paid                              $297,815                   $71,532
  Income Taxes Paid                            64,102                   497,443

The accompanying notes are an integral part of these statements.

Supplemental Schedule of Noncash Investing and Financing Activities

The Company issued 1,600,000 shares of common stock with a par value of $.001 and market value of $368,000 plus assumed debt of $951,171 in connection with the purchase of the assets of Salle International.

The Company assumed certain debt in the amount of $400,000 to purchase contracting equipment to start up SECO Missouri.

                          CGI HOLDING CORPORATION
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - PURCHASE OF ROLI INK CORPORATION AND SAFE ENVIRONMENT CORPORATION

On July 28, 1997, CGI Holding Corporation (the "Company") entered into a reorganization with two privately held corporations, Safe Environment Corporation ("SECO-Illinois"), an Illinois corporation, and Roli Ink Corporation ("Roli"), a Wisconsin corporation. Immediately prior to the reorganization, the Company completed a 1-for-5 revenue stock split of its outstanding common shares, resulting in 3,311,723 common shares outstanding. The Company then issued a controlling interest of 4,961,056 additional shares (post-split) to the shareholders of SECO-Illinois and Roli. In connection with the reorganization, the Company changed its name from Gemstar Enterprises to CGI Holding Corporation.

The reorganization was accounted for as the purchase of SECO-Illinois and RIC by the Company. The purchase method was utilized in accordance with Accounting Principles Board opinion number 16. The net assets of SECO-Illinois and RIC were purchased by the issuance of common shares of the Company as follows: the shareholders of SECO-Illinois received 2,761,000 shares and the shareholders of RIC received 2,200,056 shares, leaving the shareholders of the Company immediately prior to the reorganization with 3,311,723 or 40.03% of the outstanding shares. The market value of shares of the Company at the time of purchase was $0.30 per share. The excess of the purchase price over the fair value of the assets received was recorded by the Company as goodwill and is being amortized over a fifteen year life.

The  purchase  price  of   SECO-Illinois   was   $828,300(2,761,000   shares  at
$0.30/share). The fair value of SECO-Illinois' net assets at the time of acquisition was $523,373, resulting in goodwill of $304,927.

The purchase price of RIC was $660,017(2,200,056 shares at $0.30/share). The fair value of RIC's assets at the time of acquisition was $452,132, resulting in goodwill of $207,885.

The activities of SECO-Illinois and RIC are included in the registrants from August 1, 1997 to December 31, 1997 and for the year ended December 31, 1998.

NOTE 2 - PURCHASE OF ASSETS OF SALLE INTERNATIONAL, L.L.C.

On March 5, 1999, the Company's wholly owned subsidiary, Personal Care Products, Inc., acquired substantially all of the assets of Salle International, L.L.C. (a private company) under an asset purchase agreement dated March 2, 1999. The acquisition price for Trifinity's assets was $1,319,171. The acquisition price consisted of (i) assumed debt of $951,171 and (ii) 1,600,000 shares of Common Stock (with a market value of $368,000). Subsequent to the acquisition, Personal Care Products, Inc. changed its name to Trifinity, Inc. ("Trifinity"). Goodwill in the amount of $100,188 was recorded at the date of purchase and is being amortized over a ten year life.

NOTE 3 - NATURE OF BUSINESS

CGI Holding Corporation is a holding company which owns 100% of five subsidiaries, Safe Environment Corporation ("SECO-Illinois"), Safe Environment Corporation of Indiana ("SECO-Indiana"), Safe Environment Corporation of Missouri ("SECO-Missouri"), Roli Ink Corporation ("RIC") and Trifinity, Inc. ("Trifinity").

SECO

The Company currently has three subsidiaries involved in the asbestos/lead abatement industry. SECO-Illinois was incorporated in the State of Illinois in 1987 and has been involved in the asbestos abatement industry since its formation. SECO-Indiana was incorporated in the State of Indiana in 1999 and SECO-Missouri was incorporated in the State of Missouri in 1999. SECO-Illinois, SECO-Indiana and SECO-Missouri are collectively referred to as SECO.

SECO recently expanded its services to include lead mitigation in order to better serve its clients overall environmental needs. SECO provides asbestos and lead abatement services to industrial, government and private concerns desiring to remove or abate asbestos and/or lead in the workplace or residence in order to alleviate the health risks associated with asbestos and/or lead.

The asbestos and lead environmental remediation industry developed out of concern for the health of workers, students and residents who may be exposed to these hazards. Environmental remediations are performed in accordance with SECO's standard operating procedures, which meet or exceed applicable federal, state and local regulations and guidelines. Because of the health hazards posed by asbestos and lead, the need to comply with requirements of the Occupations Safety and Health Administration ("OSHA"), the Environmental Protection Agency ("EPA"), and similar state and local agencies, environmental remediation must be performed by trained and licensed personnel using approved techniques and equipment.

As the asbestos abatement industry matures and the market shrinks, SECO intends to look for other opportunities. SECO recently expanded its services to include interior demolition, which now constitutes approximately 30% of SECO's business. In addition, SECO has begun developing asbestos and lead operations and maintenance programs to assist building owners in managing their in place asbestos and lead, with large scale removal occurring only to facilitate renovation or prior to building demolitions. SECO is also investigating potential expansion into re-insulation, painting and duct cleaning.

SECO recognizes revenue utilizing the Percentage of Completion method of accounting.

RIC

RIC was incorporated in the State of Wisconsin in 1985. RIC manufactures and sells water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks (as opposed to solvent inks), RIC developed, in house, a new product line. With its new product line, RIC began focusing its marketing efforts on corrugated box manufacturers producing display grade boxes. This market represents potentially good volume, and this type of box manufacturer typically has the ability to pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion. Currently RIC's major competitors are SUN, INX, BCM and Akzo Nobel. Currently, RIC supplies approximately 40 customers total. Five of these customers account for approximately 70% of RIC's business. The loss of any of these five customers would have a material negative effect on RIC's business. Additionally, RIC has three independent manufacturer's representatives who sell approximately 40% of RIC's ink. Only 60% of RIC's sales were generated from "in house" personnel.

In addition to specialty corrugated ink, RIC sells ink to envelope and label manufacturers and medical packaging plants. It also sells a conductive and static dissipative coating used in electronics packaging.

RIC recognizes revenue at time of shipment to the customer. All of RIC's inks are water based and contain no materials that are listed as "hazardous" materials by the Food and Drug Administration (the "FDA") or EPA. All of RIC's inks are in compliance with the Coalition of Northeastern Governors' regulations which specify that no more than 100 parts per million of heavy metals be used. Additionally, RIC's inks do not contain ozone-depleting substances, as identified by the U.S. Clean Air Act amendment of 1990.

TRIFINITY

On March 5, 1999, the Company's wholly owned subsidiary, Personal Care Products, Inc., acquired substantially all of the assets of Salle International, L.L.C. (a private company) under an asset purchase agreement dated March 2, 1999. Subsequent to the acquisition, Personal Care Products, Inc. changed its name to Trifinity, Inc. ("Trifinity").

Trifinity is a turn-around/start-up operation that markets and distributes licensed and house brand personal care products and performs contract liquid filling. At the time of acquisition, the Company anticipated that Trifinity would require the balance of 1999 and part of 2000 to develop and complete its marketing, distribution and manufacturing process.

Trifinity's operations are regulated by the Bureau of Alcohol, Tobacco and Firearms (due to its mouth wash products). Trifinity is also FDA registered and regulated by the EPA.

Trifinity recognizes revenue at the time of shipment.


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

A. Revenue and Cost Recognition

SECO

SECO uses the percentage of completion method of accounting for all construction projects. The recognition of contract revenue and profit during construction is based on expected total profit and estimated progress toward completion in the current year. Estimated progress is measured by actual costs to date compared to projected total costs for each respective contract. All job related costs are recognized in the period in which they occur.

RIC

Income and costs are recognized at time of shipment to customer.

TRIFINITY

Income and costs are recognized at time of shipment to customer.

B. Inventory

Inventory is stated at cost using the first-in, first-out method.

C. Fixed Assets

All assets are depreciated over their useful life using the 150% declining method with the exception of fixed assets acquired by RIC after January 1, 1997. These assets are being depreciated using the straight line method over their useful lives.


Note 5 - Accounts Receivable

Accounts receivable at December 31, 1999 consist of the following:

     Currently Due                                $3,002,240
     Retainages                                       93,137
                                                  ----------
                                                  $2,909,103
                                                  ==========

Retainages are due in less than one (1) year.

Note 6 - Notes Payable
                                                Current               Long-Term
                                             -----------          --------------
a.)CIB Bank - Line of Credit
    Interest rate of 8.75% and maturity
    date of August 1, 2000.  This
    note is secured by general assets
    of SECO.                                 $1,350,000                       0

b.)Marine Bank and Savings - Line of Credit
    Note due on 5/1/00 with an interest
    rate of 8.00%.  The note guaranteed
    by the general assets of Roli Ink.          242,836                       0

c.)Marine Bank - Line of Credit
    Note due on 7/1/2000 with an interest
    rate of 9.00%.  The total amount
    available is $1,000,000                     350,000                       0

d.)CIB Bank - Line of Credit
    Interest rate is 1/2 over prime.            468,000                       0
                                             -----------          --------------
TOTAL LINE OF CREDIT                         $2,410,836                       0

e.)Union Federal Savings - Equipment Loan
    Note dated 8/20/99 with a 6 year
    amortization and interest rate of
    11.25%                                       70,621                 457,542

f.)Clara Bendersky - Note payable due
    April 1, 2001 with interest rate of
    10.00%                                            0                 150,000

g.)Otto Barth - Note payable due
    June 30, 2001 with interest rate of
    8.25%                                             0                  50,000

h.)Audrey Love- Note payable due
    October 31, 1999 with interest rate of
    8.25%                                       100,000                       0

i.)George Kouronos - Note payable due
    July 9, 2000 with interest rate of
    8.25%                                       100,000                       0

j.)John English - Note payable dated 7/1/99
    with interest rate of 8.00%                 143,000                       0

k.)Note Payable - Finova
    Note is due on June 1, 2000 and has
    an interest rate of 11.75%.                 119,077                       0

l.)Computer Loan
    36 month noted dated September 1999 with
    an interest rate of 15.99%.                     612                     945

m.)Marine Bank Installment Loan
    Note dated 8/5/99 with interest rate of
    8.00 and maturity date of 8/5/04             30,700                 111,077

n.)CIB Bank - Installment Loan
    Note payable for 60 months at 4,091 per
    month with interest rate of 8.50%
    Maturity date is 2/29/04                     35,826                 136,552

o.)Vehicle 3 - payment is $285.09/month.
    Note is secured by the vehicle and has
    an interest rate of 8.5%.                     1,890                       0

p.)Vehicle 5 - payment is $303.05/month.
    Note is secured by the vehicle and has
    an interest rate of 7.65%.                    3,173                   4,322

q.)Equipment Loan - 48 month note dated
    11/28/99 with interest rate of 5.9%           7,076                  18,921

r.)Equipment Loan - 48 month note dated
    December 1999.                                6,500                  21,604

s.)Vehicle Loan - 60 month note dated 4/3/99
    with interest rate of 7.59%                   4,385                  16,771

                                             -----------          -------------
Subtotal                                        622,860                 967,734
                                             -----------          -------------
Totals                                       $3,033,696                 967,734
                                             ===========          =============

Principal payments for the next five years are as follows:
        2000                           $3,033,696
        2001                              368,452
        2002                              179,827
        2003                              192,152
        2004                              139,938
                                       ----------
                                       $3,914,065
                                       ==========

NOTE 7 - CONTRACTUAL AGREEMENTS

The Company contracts with Mentor Investments, Inc. ("Mentor") to provide direct labor for certain jobs. Mentor is responsible for the cost of the payroll taxes and workmens compensation insurance. Mentor receives, as reimbursement, the cost of the payroll plus 20% to cover employer payroll taxes and workers compensation insurance. This practice ended in August of 1999.

NOTE 8 - LEASING COMMITMENTS

The Company leases office and warehouse facilities at a monthly rate of $3,000.00 without a formal agreement.

NOTE 9 - RELATED PARTY TRANSACTIONS

SECO-Illinois, located in Brookfield, Illinois, leases on a month to month basis, approximately 8,000 square feet of office, warehouse and storage facilities. Approximately 2,000 square feet is used as office space with the remaining facility principally used as a warehouse. Most of SECO-Illinois' projects are performed on site so its facilities are primarily used for storing and working on its equipment when not in use. The terms of the lease require monthly payments of $2,500 during 1997 and $3,000 per month starting in January 1998. The building is leased from 8400 Brookfield Partners which is owned and controlled by John Giura, the president of the Company, and James Spachman, a major shareholder of the Company. The lease is on a month-to-month term.


NOTE 10 - LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders throughout the year to cover operating expenses. The total outstanding principal balance due as of December 31, 1999 was $615,000. The detail of this principal balance as of December 31, 1999 is as follows:

Jaime Bendersky    $300,000 -       Principal balance due on April 1, 2001.
                                    Interest paid quarterly at a rate of 10%
                                    (loan to the Company).
Jim Spachman       $200,000 -       No repayment terms.  Interest paid
                                    quarterly at 1/2% over the prime rate (loan
                                    to the Company).
John Giura -       $115,000 -       No repayment terms.  No interest paid
                                    or accrued ($70,000 loan to the Company and $45,000 loan to SECO-Illinois).


NOTE 11 - INSURANCE

SECO is insured for General Liability by American Alternative Insurance Corporation for $1,000,000 with an aggregate limit of $5,000,000 available as needed on a per job basis. The deductible is $5,000. A.M. Best's Rating for American Alternative Insurance Corporation is A++15.

NOTE 12 - STOCK BONUS

In accordance to APB 25, the Company granted 57,000 shares valued at .25 per share on 12/22/98 to certain key employees. An amount of $14,250 was charged to expense.