Form 10QSB
period 2000-03-31
CGI HOLDING CORP
filed 2000-05-11
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: March 31, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,229,779 shares of its $0.001 par value common stock as of May 10, 2000.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the Quarter Ended March 31, 2000

INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                Page

          a) Balance Sheet
             as of March 31, 2000, December 31, 1999
             and March 31, 2000                                    3

          b) Statement of Stockholders' Equity
             for the Three Months Ended March 31, 2000             4

          c) Statement of Operations
             for the Three Months Ended
             March 31, 2000 and 1999                               5

          d) Statement of Cash Flows
             for the Three Months Ended
             March 31, 2000 and 1999                               6

          e) Footnotes                                         7,8,9

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations              10,11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                    12

     Item 2. Changes in Securities                                12

     Item 3. Defaults Upon Senior Securities                      12

     Item 4. Submission of Matters to a Vote of Security Holders  12

     Item 5. Other Information                                    12

Signature                                                         12



PART I-FINANCIAL INFORMATION

ITEM I- FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
              MARCH 31, 2000, DECEMBER 31, 1999 AND MARCH 31, 1999
                                   (UNAUDITED)

                                         MARCH 31,  DECEMBER 31,     MARCH 31,
                                           2000          1999           1999
                                      -------------  ------------ --------------
CURRENT ASSETS
Cash                                      $124,634      $117,190        $78,695
Accounts Receivable                      3,075,064     3,002,240      3,477,168
Allowance for Bad Debts                    (67,489)     (167,489)       (86,500)
Inventory                                  932,193       867,063        526,956
Other Current Assets                       107,504       174,173        119,990
Costs and Estimated Earnings in
   Excess of Billings                       86,694        74,154         34,695
Refundable Income Taxes                    211,029       211,029              0
Deferred Tax Asset                         343,500       377,767              0
                                      -------------  ------------ --------------
TOTAL CURRENT ASSETS                    $4,813,129    $4,656,126     $4,151,004
                                      -------------  ------------ --------------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment           $1,821,158    $1,820,165     $1,612,805
Less:  Accumulated Depreciation           (335,051)     (273,649)      (116,889)
                                      -------------  ------------ --------------
NET PROPERTY, PLANT AND EQUIPMENT       $1,486,107    $1,546,516     $1,495,916
                                      -------------  ------------ --------------
OTHER ASSETS
Goodwill                                  $510,981      $522,032       $731,821
Other Assets                                96,474        98,251         56,661
                                      -------------  ------------ --------------
TOTAL OTHER ASSETS                        $607,455      $620,283       $788,482
                                      -------------  ------------ --------------
TOTAL ASSETS                            $6,906,691    $6,822,925     $6,435,402
                                      =============  ============ ==============



CURRENT LIABILITIES
Current Portion of Long-Term Debt         $598,970      $622,860       $621,870
Notes Payable-Line of Credit             2,211,335     2,410,836      1,329,000
Accounts Payable                           757,651       767,047      1,294,512
Short-Term Borrowings                      152,050       152,050        114,918
Accrued Corporate Income Taxes               7,198        21,312         61,176
Accrued Liabilities                        227,723       201,733         64,052
Loan Payable-Shareholder                   315,000       315,000              0
                                      -------------  ------------ --------------
TOTAL CURRENT LIABILITIES               $4,269,927    $4,490,838     $3,485,528
                                      -------------  ------------ --------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion    $924,771      $967,734       $541,897
Deferred Income Tax                         22,665        22,665         22,665
Loan Payable-Shareholder                   300,000       300,000              0
                                      -------------  ------------ --------------
TOTAL LONG-TERM LIABILITIES             $1,247,436    $1,290,399       $564,562
                                      -------------  ------------ --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,              $0            $0             $0
5,000,000 shares authorized; no
shares issued or outstanding
Common Stock, $0.001 par value,
100,000,000 shares authorized;
11,129,779 shares issued and
outstanding                                 11,230        10,230          9,930
Additional Paid-In Capital               3,119,381     2,895,381      2,814,681
Retained Earnings                       (1,741,283)   (1,863,923)      (439,299)
                                      -------------  ------------ --------------
TOTAL STOCKHOLDERS' EQUITY               1,389,328     1,041,688     $2,385,312
                                      -------------  ------------ --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $6,906,691    $6,822,925     $6,435,402
                                      =============  ============ ==============

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                      COMMON   COMMON    PAID-IN    RETAINED
                                      SHARES    STOCK    CAPITAL    EARNINGS
                                   ---------   ------   ---------   ----------
COMMON SHARES $0.001 PAR VALUE
BALANCE:   JANUARY 1, 2000        10,229,779   10,230   2,895,381   (1,863,923)

SOLD 1,000,000 SHARES ON 3/31/00
FOR $0.225/SHARE                   1,000,000    1,000     224,000

NET PROFIT                                                             122,640

                                  ----------  -------   ---------   ----------



BALANCE: MARCH 31, 2000           11,229,779   11,230   3,119,381   (1,741,283)
                                  ==========  =======   =========   ==========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                               THREE MONTHS ENDED
                                  MARCH 31
                             ---------------------
                                2000       1999
                             ---------- ----------
SALES                        $3,235,737 $2,843,446

COST OF GOODS SOLD            2,066,898  1,944,922
                             ---------- ----------
GROSS PROFIT                 $1,168,839   $898,524

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE          897,320    657,601
                             ---------- ----------
INCOME FROM OPERATIONS         $271,519   $240,923
                             ---------- ----------
OTHER INCOME (EXPENSE)
   Other                          1,200     $2,412
   Interest Income                    0          0
   Interest Expense            (108,614)   (31,908)
                             ---------- ----------
TOTAL OTHER INCOME(EXPENSE)    (107,414)  ($29,496)
                             ---------- ----------
INCOME BEFORE CORPORATE
INCOME TAXES                   $164,105   $211,427
                             ---------- ----------
INCOME TAX PROVISION
  Current Tax Expense             7,198     75,517
  Deferred Tax Expense           34,267          0
                             ---------- ----------
INCOME TAX PROVISION             41,465    $75,517
                             ---------- ----------
NET INCOME                     $122,640   $135,910
                             ========== ==========
NET INCOME PER
COMMON SHARE                 10,262,037  8,809,779
                             ========== ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        $0.012     $0.015
                             ========== ==========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                            MARCH 31, 2000      MARCH 31, 1999
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                        $122,640           $135,910
Non-Cash Items Included In Net Profit
  Depreciation                                      61,402             40,670
  Amortization                                      11,051              8,547
  Allowance for Doubtful Accounts                 (100,000)                 0
Change in Accounts Receivable                      (72,824)          (731,309)
Change in Inventory                                (65,130)           (31,497)
Change in Other Current Assets                      66,669            (26,576)
Change in Costs and Estimated Earnings
  Over Billings                                    (12,540)           229,080
Change in Other Assets                               1,777            (11,661)
Change in Accounts Payable                          (9,396)           570,796
Change in Accrued Expenses                          25,989             (5,124)
Change in Accrued Income Taxes                     (14,114)            26,415
Change in Deferred Tax Asset                        34,267                  0
                                          ------------------  ------------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                         $49,791           $205,251
                                          ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                ($993)         ($179,395)
                                          ------------------  ------------------
NET CASH CHANGE FROM INVESTING ACTIVITIES            ($993)         ($179,395)
                                          ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Debt                                   ($266,354)          ($94,845)
Proceeds from Sale of Stock                        225,000                  0
                                          ------------------  ------------------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                        ($41,354)          ($94,845)
                                          ------------------  ------------------
NET CASH CHANGE                                     $7,444           ($68,989)

CASH BALANCE:  JANUARY 1                           117,190            147,685
                                          ------------------  ------------------
CASH BALANCE:  MARCH 31                           $124,634            $78,696
                                          ==================  ==================


Supplemental Information
     Interest Paid                                $108,614            $31,908
     Income Taxes Paid                              14,114             49,102



Supplemental Schedule of Noncash Investing and Financiang Activities

On March 5, 1999, the Company issued 1,600,000 shares of common stock with a par value of $.001 and market value of 368,000 plus assumed debt of $951,171 in connection with the purchase of the assets of Personal Care Products, Inc.

In January of 1999, the Company assumed certain debt in the amount of $400,000 to purchase contracting equipment.

The accompanying notes are an integral part of these statements.

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2000

NOTE 1 - The company purchased the assets of Salle International on March 5, 1999 for $1,319,171. The purchase was accomplished through the issuance of 1,600,000 shares of its common stock and debt assumption of $951,171. The company changed its name to Trifinity Inc. The nature of its business is specializing in the manufacture and marketing of fragrance candles and liquid fills. Please refer to 8 K/A filed on June 19, 1999 for details.

Note 2- Notes Payable
                                                Current               Long-Term
                                             -----------          --------------
a.)CIB Bank - Line of Credit
    Interest rate of 8.75% and maturity
    date of August 1, 2000.  This
    note is secured by general assets
    of SECO.                                 $1,150,000                       0

b.)Marine Bank and Savings - Line of Credit
    Note due on 5/1/00 with an interest
    rate of 8.00%.  The note guaranteed
    by the general assets of Roli Ink.          142,836                       0

c.)Marine Bank - Line of Credit
    Note due on 7/1/2000 with an interest
    rate of 9.00%.  The total amount
    available is $1,000,000                     455,000                       0

d.)CIB Bank - Line of Credit
    Interest rate is 1/2 over prime.            463,500                       0
                                             -----------          --------------
TOTAL LINE OF CREDIT                         $2,211,336                       0

e.)Union Federal Savings - Equipment Loan
    Note dated 8/20/99 with a 6 year
    amortization and interest rate of
    11.25%                                       72,626                 438,617

f.)Clara Bendersky - Note payable due
    April 1, 2001 with interest rate of
    10.00%                                            0                 150,000

g.)Otto Barth - Note payable due
    June 30, 2001 with interest rate of
    8.25%                                             0                  50,000

h.)Audrey Love- Note payable due
    October 31, 1999 with interest rate of
    8.25%                                       100,000                       0

i.)George Kouronos - Note payable due
    July 9, 2000 with interest rate of
    8.25%                                       100,000                       0

j.)John English - Note payable dated 7/1/99
    with interest rate of 8.00%                 121,500                       0

k.)Note Payable - Finova
    Note is due on June 1, 2000 and has
    an interest rate of 11.75%.                 112,410                       0

l.)Computer Loan
    36 month noted dated September 1999 with
    an interest rate of 15.99%.                     612                     793

m.)Marine Bank Installment Loan
    Note dated 8/5/99 with interest rate of
    8.00 and maturity date of 8/5/04             30,700                 104,762

n.)CIB Bank - Installment Loan
    Note payable for 60 months at 4,091 per
    month with interest rate of 8.50%
    Maturity date is 2/29/04                     36,593                 127,111

o.)Vehicle 3 - payment is $285.09/month.
    Note is secured by the vehicle and has
    an interest rate of 8.5%.                     1,069                       0

p.)Vehicle 5 - payment is $303.05/month.
    Note is secured by the vehicle and has
    an interest rate of 7.65%.                    3,234                   3,490

q.)Equipment Loan - 48 month note dated
    11/28/99 with interest rate of 5.9%           7,180                  17,086

r.)Equipment Loan - 48 month note dated
    December 1999.                                9,346                  16,520

s.)Vehicle Loan - 60 month note dated 4/3/99
    with interest rate of 7.59%                   3,700                  16,392

                                             -----------          -------------
Subtotal                                        598,970                 924,771
                                             -----------          -------------
Totals                                       $2,810,306                 924,771
                                             ===========          =============

NOTE 3 - LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders throughout the year to cover operating expenses. The total outstanding principal balance due as of December 31, 1999 was $615,000. The detail of this principal balance as of December 31, 1999 is as follows:

Jaime Bendersky    $300,000 -       Principal balance due on April 1, 2001.
                                    Interest paid quarterly at a rate of 10%
                                    (loan to the Company).
Jim Spachman       $200,000 -       No repayment terms.  Interest paid
                                    quarterly at 1/2% over the prime rate (loan
                                    to the Company).
John Giura -       $115,000 -       No repayment terms.  No interest paid
                                    or accrued.


NOTE 4 - The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the three months ended March 31, 2000 and 1999.


NOTE 5 - The results of "Trifinity" only reflect operations from the date of acquisition, March 5, 1999. No pro-forma results of operations are reflected for this subsidiary due to lack of financial information of prior management.

ITEM 2


                         CGI HOLDING CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's total assets at March 31, 2000 were $6,906,691, which represents an increase over the prior quarter of $83,766, and an increase over the same period last year of $471,289. Total debt at March 31, 2000 was $5,517,363, compared to $5,781,237 at December 31, 1999, and $4,050,090 at March 31, 1999.
Short term debt on March 31, 2000 was $2,961,455, which represents a decrease of $224,291 from the quarter ended December 31, 1999.

Liquidity and Capital Resources

Cash flow for the quarter ended March 31, 2000 were $7,444, as compared to a negative cash flow from tha same quarter last year of $94,845. Working capital at March 31, 2000 was $543,202. For the same quarter last year is was $665,476. The remaining balance the company can borrow on its line of credit at March 31, 2000 was approximately $300,000, which management believes, along with accounts receivable collections and anticipated tax refunds in the second quarter, will be adequate to meet its current obligations.

Results of Operations

Sales for the first quarter of 2000 were $3,235,737, compared to the same period last year of $2,843,446, an increase of $392,291. This increase is mainly attributable to the activities of its Trifinity subsidiary generating $533,341 in the quarter. Gross margins increased in the quarter in the amount of $270,315 over the prior year. This resulted from increased gross margin percentages from 31.60% in 1999 to 36.12% in the current year. This increase again is the result of Trfinity's operations.

Selling and administrative expenses increased from last year in the amount of $240,719. As a percentage of sales the increase was 4.60%.

Interest expense for the quarter was $108,614, compared to $31,908 for the same quarter in 1999. It was necessary for the company to substantially increase its debt during 1999 as a result of the losses it sustained during the last three quarters of the year.

Net income for the quarter was $122,640 or $0.012/share compared to $135,910 or $0.015/share for the first quarter of 1999.

Segment Analysis

                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED MARCH 31, 2000

                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED

SALES                   1,979,262   723,134    533,341       0      3,235,737

COST OF SALES           1,374,989   387,101    304,808       0      2,066,898

GROSS PROFIT              604,273   336,033    228,533       0      1,168,839

SELLING AND
  ADMINISTRATION          482,564   225,565    169,491  19,700        897,320

INCOME FROM
  OPERATIONS              121,709   110,468     59,042 (19,700)       271,519

OTHER INCOME(EXPENSE)
OTHER INCOME                    0         0      1,200       0          1,200
INTEREST INCOME                 0         0          0       0              0
INTEREST EXPENSE          (52,788)   (7,642)   (24,455)(23,729)      (108,614)

TOTAL                     (52,788)   (7,642)   (23,255)(23,729)      (107,414)

INCOME BEFORE TAXES        68,921   102,826     35,787 (43,429)       164,105

* The results of TRIFINITY INC include activities from the purchase date of March 5, 1999 forward.

                               INDUSTRY SEGMENT
                        THREE MONTHS ENDED MARCH 31, 1999

                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED

SALES                   2,073,122   735,129     35,195        0      2,843,446

COST OF SALES           1,548,845   362,359     33,718        0      1,944,922

GROSS PROFIT              524,277   372,770      1,477        0        898,524

SELLING AND
  ADMINISTRATION          339,204   210,329     62,596   45,472        657,601

INCOME FROM
  OPERATIONS              185,073   162,441    (61,119) (45,472)       240,923

OTHER INCOME(EXPENSE)
OTHER INCOME                2,412         0          0        0          2,412
INTEREST INCOME                 0         0          0        0              0
INTEREST EXPENSE          (25,864)   (1,087)         0   (4,957)       (31,908)

TOTAL                     (23,452)   (1,087)         0   (4,957)       (29,496)

INCOME BEFORE TAXES       161,621   161,354    (61,119) (50,429)       211,427

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


Dated: May 10, 2000                 By: /s/ John Giura
                                    ----------------------------------
                                    John Giura, Director, President
                                    and Chief Financial Officer

Dated: May 10, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ann K. Knaack
------------------------
Ann K. Knaack, Director and Vice President
Date: May 10, 2000

/s/ Chander Jadhwani
------------------------
Chander Jadhwani, Director
Date: May 10, 2000