Form 10KSB/A
period 1998-12-31
CGI HOLDING CORP
filed 2000-05-18
CIK 829323

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

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the average bid and ask price of $0.265 per share for the Company's Common Stock at March 11, 1999, the market value of shares held by nonaffiliates would be $1,370,339. A list and description of affiliates can be found in Item 11.

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

Narrative description of RIC

RIC was incorporated in the State of Wisconsin in 1985 for the purpose of manufacturing and selling water based printing inks to industrial printers. After some initial problems finding acceptance for water based inks versus solvent inks, RIC developed, in house, a new product line. With its new product line, RIC began focusing on the corrugated box manufacturers who were producing display grade boxes. This area represented potentially good volume, and the box manufactures could pay the prices required by RIC's ink products. RIC primarily concentrates its efforts on the Wisconsin and Northern Illinois ink market due to limited capital for expansion. Currently RIC's major competitors are SUN, INX, BCM, and Akzo Nobel. SUN and INX are international ink companies. INX has 48 branches and 1300 employees. SUN has at least 60 brnches and 2800 employees. They both have extensive marketing campaigns. SUN and INX are very active in marketing their ink dispensing systems throughout the United States. This allows them to sell their ink bases to customers who have either leased or purchased their ink dispensing systems. These two suppliers also produce very low cost, low quality ink that they stock and offer at prices that are marginally profitable. In some cases, ink may be sold with very little if any margin. In addition, SUN and INX are very active in bidding and securing ink contracts with various printing companies' corporate head quarters. BCM has one facility located in Ohio. It manufactures high quality inks for corrugated materials and has much of the same operating philosophies as RIC. Akzo Nobel is an international company which competes with RIC primarily at label accounts. RIC supplies approximately 40 customers total with five of those customers accounting for approximately 64% of its business. The loss of any of these five customers would have a material negative effect on RIC's business. Additionally, RIC has three independent manufacturer's representatives who sell approximately 40% of RIC's ink. Only 60% of RIC's sales were generated from "in house" personnel.

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

Acquisition

On March 5, 1999, CGI Holding Corporation acquired substantially all of the assets of Salle International, L.L.C. ( a private corporation) under an asset purchase agreement dated March 2, 1999. The acquisition price was $1,319,171. Refer to 8-K filed March 19, 1999 and form 8 K/A dated June 19, 1999.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CGIC." Set forth below are the high and low bid prices for the Company's Common Stock for each quarter during the last two years. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically.Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $4,083,080 at December 31, 1998, an increase of $1,155,299 over December 31, 1997. These assets included $398,448 in property, plant and equipment. The Company had current assets of $3,220,252 at December 31, 1998, resulting in working capital of $1,057,549. This is an increase in working capital of $163,683 over 1997.

The majority of the Company's current assets are accounts receivable consisting of $2,487,844. The Company's accounts receivable, as collected, will be enough to cover all of the Company's current liabilities of $2,162,703. The Company only has $16,310 in long term debt, which also could be covered by current accounts receivable, when collected.

Long term borrowing decreased in 1998 by $139,026 to $16,310. However, the company was forced to increase its short term borrowings, including loans from shareholders and line of credit in the amount of $269,800 and $800,000 respectively. This was necessitated by an increase of Seco's accounts receivable of $1,040,988. This substantial increase was the result of percentage of completion billings late in the fourth quarter. The company believes its accounts receivable, as collected, will be enough to cover all of the company's short term obligations.

The company also increased its available line of credit from $800,000 to $2,000,000 on March 1, 1999 to cover future cash needs.

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


OVERVIEW

Prior to the acquisition of RIC and SECO, the Company had no operations or revenue. As the Company had no operations prior to the acquisition of RIC and SECO, all comparisons set forth herein reflect the comparisons as to how RIC and SECO performed in 1998 as opposed to prior years. The operations of the Company prior to the acquisition of RIC and SECO offer no comparative value since the Company had no operations or direction, and future operations will focus on RIC and SECO.

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

RESULTS OF OPERATIONS

Sales for the year ended December 31, 1998 were $9,040,715, an increase over 1997 in the amount of $124,388 or 1.38 percent. Cost of sales for 1998 were $6,403,002 compared to 1997 of $5,796,613, an increase of $606,389 or 10.46 percent. The major cause for the increase in cost of sales percentage from 65.27 percent in 1997 to 70.83 percent in 1998 was the highly competitive Chicago market forcing Seco to reduce margins. Seco has countered by opening branches in Missouri and Indiana to expand their market base. Operating expenses for the year 1998 were $2,133,158 compared to $2,186,356 for 1997, a decrease of $53,198.

Net income before taxes in 1998 was $474,668, a decrease from 1997's $972,745, resulting in a decrease of net profit before taxes of $498,077.

Income taxes for 1998 were $198,015 compared to $388,096 in 1997, a decrease of $190,081.

The company's net income after taxes for the year ended December 31, 1998 was $265,041($.03/share) compared to $584,649 ($.08/share), representing a decrease of $319,608 ($.05/share).

Interest expense increased from $55,314 in 1997 to $71,532 in 1998, an increase of $16,218. The increase is attributed to the line of credit borrowings detailed under Liquidity and Capital Resources.

Other income decreased from $93,000 in 1997 to $20,214 in 1998, a decrease of $72,786. Reflected in other income for the year 1997 was a non-recurring item of $51,000. This item reflects the negotiated decrease of insurance premiums accrued by SECO as to asbestos liability.

SEGMENT ANALYSIS

In  1998  and  1997,  CGI  Holding   Corporation   consisted  of  two  operating
subsidiaries, Safe Environment Corporation(SECO) and Roli Ink Corporation (RIC).

                         NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  1998                 1997
                           AMOUNT   PERCENT      AMOUNT   PERCENT

SECO                   $6,689,845     74.00   6,183,602     69.36
RIC                     2,350,330     26.00   2,732,185     30.64
OTHER                           0         0           0         0
                       ----------    ------  ----------    ------
TOTAL SALES            $9,040,175    100.00  $8,915,787    100.00
                       ==========    ======  ==========    ======

                      OPERATING PROFIT BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                     $372,881     78.56    $611,766     62.89
RIC                       191,205     40.28     354,912     36.49
OTHER                     (89,418)   (18.84)      6,067      0.62
                       ----------    ------  ----------    ------
TOTAL PROFIT             $474,668    100.00    $653,053    100.00
                       ==========    ======  ==========    ======

RIC

RIC had sales of $2,350,330 for the year ended December 31, 1998, with net profits before taxes of $191,205. RIC's sales decreased in 1998 from 1997 when sales were $2,702,185. This reduction in sales was primarily due to a decrease in sales from two of RIC's top five customers. RIC anticipates that sales from these two customers will improve in 1999. As a result of the decrease in sales, net income after taxes decreased to $120,936 for RIC in 1998 as opposed to $284,500 in 1997.

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

OTHER

In 1998, CGI Holding Corporation incurred miscellaneous administrative expenses including legal and accounting fees relating to possible mergers and acquisitions. These expenses totalled more than $100,000 for the year and are not expected to recur in future periods.

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

Mr Giura, president of the company, has been permanently disqualified from acting as a Registered Investment Advisor as a result of two federal convictions in 1986 and 1989 relating to allegations occurring prior to June 1985. To the best of the Company's knowledge, there are no other injuctions or permanent bars limiting Mr. Giura's involvement in any type of business, security or banking activities.

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

The Company contracts with Mentor Investments, Inc. to provide direct labor for certain jobs. `Mentor' is responsible for the cost of the payroll taxes and workmens compensation insurance. `Mentor' receives, as reimbursement, the cost of the payroll plus 20% to cover employer payroll taxes and workers compensation insurance. John Giura, the president of the company, is the sole shareholder of Mentor Investments.

The Company borrowed funds from shareholders throughout the year to cover operating expenses. The total balance due on December 31, 1998 was $269,880. The detail of this balance is:

Clara Bendersky       $150,000 - Due date is December 31, 2000.  Interest is
                                  paid quarterly at a rate of 10%.
Jim Spachman          $115,000 - No repayment terms.  Interest is paid quarterly at 1/2% over prime rate.
John Giura              $4,880 - No repayment provisions and no interest paid or
                                 accrued.

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




By: /s/ Poulos & Bayer, Ltd.

Poulos & Bayer, Ltd.
Chicago, Illinois

January 23, 1999

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

                ASSETS              DECEMBER 31,       DECEMBER 31,
                                        1998               1997
                                   -------------      -------------
CURRENT ASSETS
Cash                                    $147,685           $174,267
Accounts Receivable                    2,487,844          1,513,279
Inventory                                217,535            238,257
Other Current Assets                     103,413             82,262
Costs and Estimated Earnings in
  Excess of Billings                     263,775             45,000
                                   -------------      -------------
TOTAL CURRENT ASSETS                  $3,220,252         $2,053,065
                                   -------------      -------------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment           $474,667           $393,050
Less:  Accumulated Depreciation           76,219             20,453
                                   -------------      -------------
NET PROPERTY, PLANT AND EQUIPMENT        398,448            372,597
                                   -------------      -------------
OTHER ASSETS
Goodwill                                 464,380            498,567
Other Assets                                   0              3,552
                                   -------------      -------------
TOTAL OTHER ASSETS                       464,380            502,119
                                   -------------      -------------
TOTAL ASSETS                          $4,083,080         $2,927,781
                                   =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt      $141,987            $131,906
Notes Payable-Line of Credit            800,000                   0
Short-Term Borrowings                   123,181             134,832
Accounts Payable                        723,721             440,741
Accrued Corporate Income Taxes           34,761             331,654
Accrued Liabilities                      69,173             120,066
Loan Payable-Shareholders               269,880                   0
                                   ------------       -------------
TOTAL CURRENT LIABILITIES            $2,162,703          $1,159,199
                                   ------------       -------------
LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion  $16,310            $155,336
Deferred Income Tax                      22,665              11,135
                                   ------------       -------------
TOTAL LONG-TERM LIABILITIES              38,975             166,471
                                   ------------       -------------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
  5,000,000 shares authorized; no
  shares issued or outstanding               $0                  $0
Common Stock, $0.001 par value,
  100,000,000 shares authorized;
  8,329,779 shares issued and
  outstanding                             8,330               8,273
Additional Paid-In Capital            2,448,281           2,434,088
Retained Earnings                      (575,209)           (840,250)
                                   ------------       -------------
TOTAL STOCKHOLDERS' EQUITY            1,881,402           1,602,111
                                   ------------       -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $4,083,080          $2,927,781
                                   ============       =============
The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                           DECEMBER 31, 1998 AND 1997


                                COMMON     COMMON    PAID-IN   RETAINED
                                SHARES      STOCK    CAPITAL   EARNINGS
                              ---------    -------   --------  --------
BALANCE:  JANUARY 1, 1997      10,758,614   10,759    914,285  (922,213)

ISSUED 5,800,000 SHARES OF
COMMON STOCK FOR $29,000        5,800,000    5,800     23,200         0

1 FOR 5 REVERSE STOCK SPLIT   (13,246,891) (13,247)    13,247         0

PURCHASE OF ROLI AND SECO ON
AUGUST 4, 1997                  4,961,056    4,961  1,483,356         0

1997 NET INCOME                         0         0         0   149,243

DISTRIBUTION TO ROLI SHARE-
HOLDERS                                 0         0         0   (67,280)
                                --------- --------- ---------  --------

BALANCE:  DECEMBER 31, 1997     8,272,779     8,273 2,434,088  (840,250)

EMPLOYEE STOCK BONUS               57,000        57    14,193

1998 NET INCOME                                                 265,041
                                --------- --------- ---------  --------

BALANCE: DECEMBER 31, 1998      8,329,779     8,330 2,448,281  (575,209)
                                ========= ========= =========  ========

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                       TWELVE MONTHS ENDED

                                       DECEMBER 31,1998     DECEMBER 31, 1997

SALES                                       $9,040,175            $3,956,794

COST OF GOODS SOLD                           6,403,002             2,540,541
                                          ------------          ------------

GROSS PROFIT                                $2,637,173            $1,416,253

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                       2,111,235             1,178,806
                                          ------------          ------------

INCOME FROM OPERATIONS                        $525,938              $237,447
                                          ------------          ------------

OTHER INCOME (EXPENSE)
   Other                                       $20,214               $93,000
   Interest Income                                  48                 1,369
   Interest Expense                            (71,532)              (23,579)
                                          ------------          ------------
TOTAL OTHER INCOME (EXPENSE)                  ($51,270)              $70,790
                                          ------------          ------------

INCOME BEFORE CORPORATE
INCOME TAXES                                  $474,668              $308,237
                                          ------------          ------------

INCOME TAX PROVISION
   Current Tax Expense                        $198,097              $147,859
   Deferred Tax Expense                         11,530                11,135
                                          ------------          ------------
TOTAL INCOME TAX PROVISION                     209,627               158,994
                                          ------------          ------------

NET INCOME                                    $265,041              $149,243
                                          ============          ============

NET INCOME PER
COMMON SHARE                                     $0.03                 $0.03
                                          ============          ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    8,274,184             4,809,359
                                          ============          ============


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                 TWELVE MONTHS ENDED
                                         DECEMBER 31, 1998    DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                   $265,041                  $149,243
Non-Cash Items Included in Net Profit
   Depreciation                                55,766                    20,453
   Amortization                                34,187                    14,245
   Stock Bonus                                 14,250                         0
Change in Accounts Receivable                (974,565)                  175,080
Change in Inventory                            20,722                   (34,187)
Change in Other Current Assets                (11,151)                    3,554
Change in Costs and Estimated Earnings
   Over Billings                             (218,775)                        0
Change in Other Assets                         (6,448)                   19,728
Change in Accounts Payable                    282,980                   (11,139)
Change in Accrued Expenses                      1,573                   (48,111)
Change in Accrued Income Taxes               (296,893)                  155,207
Change in Deferred Income Taxes                11,530                    11,135
Change in Billings in Excess of Costs and
   Estimated Earnings                         (52,461)                   52,461
                                            ---------                 ---------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                  ($874,244)                 $507,669
                                            ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                        ($81,617)                 ($75,050)
                                            ---------                ----------
NET CASH CHANGE FROM INVESTING ACTIVITIES    ($81,617)                 ($75,050)
                                            ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Loan Payable                       $269,880                  ($24,356)
Change in Notes Payable                       659,399                  (324,604)
Proceeds from Sale of Stock                         0                    29,000
Distribution to Shareholders                        0                   (67,280)
                                            ---------                ----------
NET CASH CHANGE FROM FINANCING
ACTIVITIES                                   $929,279                 ($387,240)
                                            ---------                ----------

NET CASH CHANGE                              ($26,582)                  $45,379

ACQUIRED CASH-OPERATIING COMPANIES                  0                   128,532

CASH BALANCE:  JANUARY 1                      174,267                       356
                                            ---------                ----------

CASH BALANCE:  DECEMBER 31                   $147,685                  $174,267
                                            =========                ==========

Supplemental Information
  Interest Paid                               $71,532                   $55,314
  Income Taxes Paid                           497,443                    94,282

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

The activities of SECO and RIC are included in the registrants from August 1, 1997 to December 31, 1997 and for the year ended December 31, 1998..

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
                           THE 7 MONTHS ENDED JULY 31, 1997

               (25,966) RECORD DEPRECIATION FOR THE 7 MONTHS ENDED JULY 31, 1997, BASED ON THE FAIR VALUE AT TIME OF PURCHASE

               (19,942) AMORTIZATION OF GOODWILL FOR FIRST 7 MONTHS ENDED JULY 31, 1997.
               --------

                 3,011     NET ADJUSTMENT
               ========

       (B) ROLI INK CORPORATION WAS A SUBCHAPTER S CORPORATION FOR THE 7 MONTH PERIOD ENDED JULY 31, 1997 REQUIRING AN ADJUSTMENT TO RECORD THE FEDERAL TAX LIABILITIES THAT WOULD HAVE BEEN REALIZED HAD THE ENTITY BEEN A TAXPAYER FOR THIS PERIOD.

Note 2 - Consolidated Financial Statements

These consolidated financial statements include the accounts of SECO and Roli for the period August 1, 1997 to December 31, 1998 and the accounts of CGI Holding Corporation for all periods presented. All intercompany accounts and transactions have been eliminated upon consolidation.

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


Note 2 - Significant Accounting Policies

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

Note 7 - Contractual Agreements

The Company contracts with Mentor Investments, Inc. to provide direct labor for certain jobs. `Mentor' is responsible for the cost of the payroll taxes and workmens compensation insurance. `Mentor' receives, as reimbursement, the cost of the payroll plus 20% to cover employer payroll taxes and workers compensation insurance.

Note 8 - Adjustment to Stockholder's Equity

ROLI 'S' CORPORATION EARNINGS AND DISTRIBUTION

Roli Ink Corporation had 'S' Corporation status with the Internal Revenue Service from January 1, 1997 to the merger date of July 28, 1997. The undistributed profit from this time period has been reclassified from retained earnings to paid in capital. The distributions to Roli Ink Corporation's shareholder's were made to cover each shareholder's respective tax liabilities related to the profit of Roli Ink Corporation from January 1, 1997 to July 28, 1997.

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

Note 12 - Loan from Shareholders

   The Company borrowed funds from shareholders throughout the year to cover operating expenses. The total balance due on December 31, 1998 was $269,880. The detail of this balance is:

Clara Bendersky       $150,000 - Due date is December 31, 2000.  Interest is
                                  paid quarterly at a rate of 10%.
Jim Spachman          $115,000 - No repayment terms.  Interest is paid quarterly at 1/2% over prime rate.
John Giura              $4,880 - No repayment provisions and no interest paid or
                                 accrued.


Note 13 - Insurance

SECO is insured for General Liability by American Alternative Insurance Corporation for $1,000,000 with an aggregate limit of $5,000,000 available as needed on a per job basis. The deductible is $5,000. A.M. Best's Rating for American Alternative Insurance Corporation is A++15.

Note 14 - Stock Bonus

In accordance to APB 25, the company granted 57,000 shares valued at .25 per share on 12/22/98 to certain key employees. An amount of $14,250 was charged to expense.