Form 10QSB
period 2000-06-30
CGI HOLDING CORP
filed 2000-08-11
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: June 30, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,229,779 shares of its $0.001 par value common stock as of August 2, 2000.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the Quarter Ended June 30, 2000

INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                Page

          a) Balance Sheet
             as of June 30, 2000, December 31, 1999
             and June 30, 2000                                     3

          b) Statement of Stockholders' Equity
             for the Six Months Ended June 30, 2000                4

          c) Statement of Operations
             for the Six and Three Months Ended
             June 30, 2000 and 1999                                5

          d) Statement of Cash Flows
             for the Six Months Ended
             June 30, 2000 and 1999                                6

          e) Footnotes                                         7,8,9

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations              10,11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                    12

     Item 2. Changes in Securities                                12

     Item 3. Defaults Upon Senior Securities                      12

     Item 4. Submission of Matters to a Vote of Security Holders  12

     Item 5. Other Information                                    12

Signature                                                         12



PART I-FINANCIAL INFORMATION

ITEM I- FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
              JUNE 30, 2000, DECEMBER 31, 1999 AND JUNE 30, 1999
                                   (UNAUDITED)

                                         JUNE 30,   DECEMBER 31,     JUNE 30,
                                           2000          1999           1999
                                      -------------  ------------ --------------
CURRENT ASSETS
Cash                                      $166,184      $117,190       $167,390
Accounts Receivable                      4,057,640     3,002,240      3,285,576
Allowance for Bad Debts                    (67,489)     (167,489)       (76,058)
Inventory                                  852,106       867,063        873,232
Other Current Assets                        85,688       174,173        177,227
Costs and Estimated Earnings in
   Excess of Billings                            0        74,154        163,482
Refundable Income Taxes                     67,092       211,029              0
Deferred Tax Asset                         195,308       377,767              0
                                      -------------  ------------ --------------
TOTAL CURRENT ASSETS                    $5,356,529    $4,656,126     $4,590,849
                                      -------------  ------------ --------------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment           $1,827,765    $1,820,165     $1,728,341
Less:  Accumulated Depreciation           (396,474)     (273,649)      (164,007)
                                      -------------  ------------ --------------
NET PROPERTY, PLANT AND EQUIPMENT       $1,431,291    $1,546,516     $1,564,334
                                      -------------  ------------ --------------
OTHER ASSETS
Goodwill                                  $499,929      $522,032       $547,574
Other Assets                                93,997        98,251         56,419
                                      -------------  ------------ --------------
TOTAL OTHER ASSETS                        $593,926      $620,283       $603,993
                                      -------------  ------------ --------------
TOTAL ASSETS                            $7,381,746    $6,822,925     $6,759,176
                                      =============  ============ ==============



CURRENT LIABILITIES
Current Portion of Long-Term Debt         $812,920      $622,860       $354,303
Notes Payable-Line of Credit             2,327,339     2,410,836      1,676,428
Accounts Payable                           916,778       767,047      1,060,702
Short-Term Borrowings                      152,050       152,050        112,735
Accrued Corporate Income Taxes                   0        21,312         21,753
Accrued Liabilities                        248,892       201,733        113,686
Billings in Excess of Costs
  and Estimated Earnings                         0             0        148,800
Loan Payable-Shareholder                   615,000       315,000        110,000
                                      -------------  ------------ --------------
TOTAL CURRENT LIABILITIES               $5,072,979    $4,490,838     $3,598,407
                                      -------------  ------------ --------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion    $681,891      $967,734       $753,463
Deferred Income Tax                         22,665        22,665         22,665
Loan Payable-Shareholder                         0       300,000              0
                                      -------------  ------------ --------------
TOTAL LONG-TERM LIABILITIES               $704,556    $1,290,399       $776,128
                                      -------------  ------------ --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,              $0            $0             $0
5,000,000 shares authorized; no
shares issued or outstanding
Common Stock, $0.001 par value,
100,000,000 shares authorized;
11,129,779 shares issued and
outstanding                                 11,230        10,230         10,130
Additional Paid-In Capital               3,119,381     2,895,381      2,874,481
Retained Earnings                       (1,526,400)   (1,863,923)      (499,970)
                                      -------------  ------------ --------------
TOTAL STOCKHOLDERS' EQUITY               1,604,211     1,041,688     $2,384,641
                                      -------------  ------------ --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $7,381,746    $6,822,925     $6,759,176
                                      =============  ============ ==============

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                      COMMON   COMMON    PAID-IN    RETAINED
                                      SHARES    STOCK    CAPITAL    EARNINGS
                                   ---------   ------   ---------   ----------
COMMON SHARES $0.001 PAR VALUE
BALANCE:   JANUARY 1, 2000        10,229,779   10,230   2,895,381   (1,863,923)

SOLD 1,000,000 SHARES ON 3/31/00
FOR $0.225/SHARE                   1,000,000    1,000     224,000

NET PROFIT                                                             337,523

                                  ----------  -------   ---------   ----------



BALANCE: JUNE 30, 2000            11,229,779   11,230   3,119,381   (1,526,400)
                                  ==========  =======   =========   ==========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30                JUNE 30
                             ---------------------   ---------------------
                                2000       1999          2000      1999
                             ---------- ----------   ---------- ----------
SALES                        $4,069,824 $2,795,626   $7,305,561 $5,639,072

COST OF GOODS SOLD            2,633,748  1,901,480    4,700,646  3,846,402
                             ---------- ----------    --------- ----------
GROSS PROFIT                 $1,436,076   $894,146   $2,604,915 $1,792,670

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE        1,043,098    958,582    1,940,418  1,616,183
                             ---------- ----------    --------- ----------
INCOME FROM OPERATIONS         $392,978   ($64,436)    $664,497   $176,487
                             ---------- ----------    --------- ----------
OTHER INCOME (EXPENSE)
   Other                        $69,142    $31,218      $70,342    $33,630
   Interest Income                    0      1,679            0      1,679
   Interest Expense             (89,583)   (75,115)    (198,197)  (107,023)
                             ---------- ----------    --------- ----------
TOTAL OTHER INCOME(EXPENSE)    ($20,441)  ($42,218)   ($127,855)  ($71,714)
                             ---------- ----------    --------- ----------
INCOME BEFORE CORPORATE
INCOME TAXES                   $372,537  ($106,654)    $536,642   $104,773

INCOME TAX PROVISION            157,654    (45,983)     199,119     29,534
                             ---------- ----------    --------- ----------
NET INCOME                     $214,883   ($60,671)    $337,523    $75,239
                             ========== ==========    ========= ==========
NET INCOME PER
COMMON SHARE                       0.02      (0.01)        0.03       0.01
                             ========== ==========   ========== ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING    11,229,779  9,962,746   10,732,541  9,380,608
                             ========== ==========   ========== ==========


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                            JUNE 30, 2000       JUNE 30, 1999
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                       337,523              75,239
Non-Cash Items Included In Net Profit
  Depreciation                                   122,825              87,788
  Amortization                                    26,607              19,490
  Allowance for Doubtful Accounts               (100,000)                  0
Change in Accounts Receivable                 (1,055,400)           (550,159)
Change in Inventory                               14,957            (203,773)
Change in Refundable Income Taxes                143,937                   0
Change in Other Current Assets                    88,485             (48,814)
Change in Costs and Estimated Earnings
  Over Billings                                   74,154             100,293
Change in Other Assets                              (250)            (48,815)
Change in Accounts Payable                       149,730             335,483
Change in Accrued Expenses                        47,159              46,011
Change in Accrued Income Taxes                   (21,312)            (13,008)
Change in Deferred Tax Asset                     182,459                   0
Change in Billings in Excess of
   Costs and Estimated Earnings                        0             148,800
                                          ------------------  ------------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                        10,874             (51,465)
                                          ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                             (7,600)           (293,230)
                                          ------------------  ------------------
NET CASH CHANGE FROM INVESTING ACTIVITIES         (7,600)           (293,230)
                                          ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Debt                                  (179,280)            304,400
Proceeds from Sale of Stock                      225,000              60,000
                                          ------------------  ------------------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                        45,720             364,400
                                          ------------------  ------------------
NET CASH CHANGE                                   48,994              19,705

CASH BALANCE:  JANUARY 1                         117,190             147,685
                                          ------------------  ------------------
CASH BALANCE:  JUNE 30                           166,184             167,390
                                          ==================  ==================


Supplemental Information
     Interest Paid                               178,716             30,208
     Income Taxes Paid                          (100,595)            49,102



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

                          CGI HOLDING CORPORATION, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

Note 2- Notes Payable
                                                Current               Long-Term
                                             -----------          --------------
a.)CIB Bank - Line of Credit
    Interest rate of 8.75% and maturity
    date of August 1, 2000.  This
    note is secured by general assets
    of SECO.                                 $1,336,003                       0

b.)Marine Bank and Savings - Line of Credit
    Note due on 5/1/00 with an interest
    rate of 8.00%.  The note guaranteed
    by the general assets of Roli Ink.           42,836                       0

c.)Marine Bank - Line of Credit
    Note due on 7/1/2000 with an interest
    rate of 9.00%.  The total amount
    available is $500,000                       455,000                       0

d.)CIB Bank - Line of Credit
    Interest rate is 1/2 over prime.
    Total amount available is $500,000          493,500                       0
                                             -----------          --------------
TOTAL LINE OF CREDIT                         $2,327,339                       0

e.)Union Federal Savings - Equipment Loan
    Note dated 8/20/99 with a 6 year
    amortization and interest rate of
    11.25%                                       74,688                 419,153

f.)Clara Bendersky - Note payable due
    April 1, 2001 with interest rate of
    10.00%                                      150,000                       0

g.)Otto Barth - Note payable due
    June 30, 2001 with interest rate of
    8.25%                                        50,000                       0

h.)Audrey Love- Note payable due
    October 31, 1999 with interest rate of
    8.25%                                       100,000                       0

i.)George Kouronos - Note payable due
    July 9, 2000 with interest rate of
    8.25%                                       100,000                       0

j.)John English - Note payable dated 7/1/99
    with interest rate of 8.00%                 110,500                       0

k.)Paul Doll                                     35,000                       0

l.)Note Payable - Finova
    Note is due on June 1, 2000 and has
    an interest rate of 11.75%.                  98,986                       0

m.)Computer Loan
    36 month noted dated September 1999 with
    an interest rate of 15.99%.                     600                     651

n.)Marine Bank Installment Loan
    Note dated 8/5/99 with interest rate of
    8.00 and maturity date of 8/5/04             30,700                  98,318

o.)CIB Bank - Installment Loan
    Note payable for 60 months at 4,091 per
    month with interest rate of 8.50%
    Maturity date is 2/29/04                     37,376                 117,469

p.)Vehicle 3 - payment is $285.09/month.
    Note is secured by the vehicle and has
    an interest rate of 8.5%.                       231                       0

q.)Vehicle 5 - payment is $303.05/month.
    Note is secured by the vehicle and has
    an interest rate of 7.65%.                    3,296                   2,643

r.)Equipment Loan - 48 month note dated
    11/28/99 with interest rate of 5.9%           7,287                  15,224

s.)Equipment Loan - 48 month note dated
    December 1999.                                9,703                  13,980

t.)Vehicle Loan - 60 month note dated 4/3/99
    with interest rate of 7.59%                   4,553                  14,453

                                             -----------          -------------
Subtotal                                        812,920                 681,891
                                             -----------          -------------
Totals                                       $3,140,259                 681,891
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


NOTE 4 - The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the six months ended June 30, 2000 and 1999.


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

ITEM 2


                         CGI HOLDING CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The company's total assets at June 30, 2000 were $7,381,746 which represented an increase of $558,821 over December 31, 1999 and an increase of $622,570 over the same period last year. Total debt at June 30, 2000 was $4,589,200 compared to $4,768,480 at December 31, 1999 and $3,006,929 at June 30, 1999. Short - term debt on June 30, 2000 was $3,094,389; an increase of $216,503 over December 31, 1999.

Liquidity and Capital Resources

Cash flow for the six month period ended June 30, 2000 was $10,874 compared to ($51,465) for the same period last year. Working capital increased $118,262 on June 30, 2000 from December 31, 1999. Working capital at June 30, 2000 was $283,550. However, this represents a decrease from the same period last year in the amount of $708,892.

The remaining availability at the on the Company's lines of credit plus the accounts receivable collections will be adequate to meet the Company's current obligations.


Results of Operations

Sales for the first six months of 2000 were $7,305,561 compared to the same period last year of $5,639,072 representing an increase of $1,666,489 or a percentage increase of 29.55%. Sales for the second quarter of 2000 were $4,069,824 compared to $2,795,626 for the second quarter of 1999. The increase of $1,274,198 is mainly attributable to the 'SECO' companies increase of $1,064,004. Also, gross margins increased $812,245 and $541,930 for the six month and three month periods respectively. The improvement in gross margin was the result of the 'SECO' companies gross margin percentage in the second quarter of 31.89% compared to 23.51% for the same quarter last year. The increase in gross margin was the result of accepting only larger and more profitable contracts.

Selling and administrative expenses increased $324,235 for the six months and increased $84,516 in the second quarter compared to the same periods last year. However, as a percentage of sales, selling and administrative decreased were 2.10% and 8.66% for the six and three month periods.

Segment Analysis

                                INDUSTRY SEGMENT
                         SIX MONTHS ENDED JUNE 30, 2000

                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED

SALES                 4,986,382   1,463,145     856,034       0      7,305,561

COST OF SALES         3,423,053     775,676     501,917       0      4,700,646
                      ---------   ---------     -------  ------     ----------
GROSS PROFIT          1,563,329     687,469     354,117       0      2,604,915

SELLING AND
  ADMINISTRATION      1,141,333     435,748     298,672   64,665     1,940,418
                      ---------   ---------     -------   ------    ----------
INCOME FROM
  OPERATIONS            421,996     251,721      55,445  (64,665)      664,497
                      ---------   ---------     -------   ------    ----------
OTHER INCOME(EXPENSE)
OTHER INCOME             67,867           0       2,475        0        70,342
INTEREST INCOME               0           0           0        0             0
INTEREST EXPENSE        (96,190)    (13,499)    (49,904) (38,604)     (198,197)
                      ---------   ---------     -------   ------    ----------
TOTAL                   (28,323)    (13,499)    (47,429) (38,604)     (127,855)
                      ---------   ---------     -------  -------    ----------
INCOME BEFORE TAXES     393,673     238,222       8,016 (103,269)      536,642
                      =========   =========     =======  =======    ==========
* The results of TRIFINITY INC include activities from the purchase date of March 5, 1999 forward.

                               INDUSTRY SEGMENT
                         SIX MONTHS ENDED JUNE 30, 1999

                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED

SALES                 4,016,238   1,493,632     129,202        0      5,639,072

COST OF SALES         3,035,176     764,621      46,605        0      3,846,402
                      ---------   ---------   --------- --------      ---------
GROSS PROFIT            981,062     729,011      82,597        0      1,792,670

SELLING AND
  ADMINISTRATION        743,003     439,894     290,122  143,164      1,616,183
                      ---------   ---------   ---------  -------      ---------
INCOME FROM
  OPERATIONS            238,059     289,117    (207,525)(143,164)       176,487
                      ---------   ---------   ---------  -------      ---------
OTHER INCOME(EXPENSE)
OTHER INCOME             33,630           0           0        0         33,630
INTEREST INCOME           1,679           0           0        0          1,679
INTEREST EXPENSE        (69,028)     (1,755)     (2,778) (33,462)      (107,023)
                      ---------   ---------   ---------  -------     ----------
TOTAL                   (33,719)     (1,755)     (2,778) (33,462)       (71,714)
                      ---------   ---------   ---------  -------     ----------
INCOME BEFORE TAXES     204,340     287,362    (210,303)(176,626)       104,773
                      =========   =========   =========  =======     ==========
* The results of TRIFINITY INC include activities from the purchase date of March 5, 1999 forward.

Segment Analysis

                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 2000

                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED
SALES                 3,007,120     740,011     322,693        0      4,069,824

COST OF SALES         2,048,064     388,575     197,109        0      2,633,748
                      ---------   ---------   --------- --------      ---------
GROSS PROFIT            959,056     351,436     125,584        0      1,436,076

SELLING AND
  ADMINISTRATION        658,769     210,183     129,181   44,965      1,043,098
                      ---------   ---------   ---------  -------      ---------
INCOME FROM
  OPERATIONS            300,287     141,253      (3,597) (44,965)       392,978
                      ---------   ---------   ---------  -------      ---------
OTHER INCOME(EXPENSE)
OTHER INCOME             67,867           0       1,275        0         69,142
INTEREST INCOME               0           0           0        0              0
INTEREST EXPENSE        (43,402)     (5,857)    (25,449) (14,875)       (89,583)
                      ---------   ---------   ---------  -------     ----------
TOTAL                    24,465      (5,857)    (24,174) (14,875)       (20,441)
                      ---------   ---------   ---------  -------     ----------
INCOME BEFORE TAXES     324,752     135,396     (27,771) (59,840)       372,537
                      =========   =========   =========  =======     ==========


* The results of TRIFINITY INC include activities from the purchase date of March 5, 1999 forward.

                               INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 1999

                          SECO        ROLI    TRIFINITY*   CGI     CONSOLIDATED
SALES                 1,943,116     758,503      94,007        0      2,795,626

COST OF SALES         1,486,331     402,262      12,887        0      1,901,480
                      ---------   ---------   --------- --------      ---------
GROSS PROFIT            456,785     356,241      81,120        0        894,146

SELLING AND
  ADMINISTRATION        403,799     229,565     227,526   97,692        958,582
                      ---------   ---------   ---------  -------      ---------
INCOME FROM
  OPERATIONS             52,986     126,676    (146,406) (97,692)       (64,436)
                      ---------   ---------   ---------  -------      ---------
OTHER INCOME(EXPENSE)
OTHER INCOME             31,218           0           0        0         31,218
INTEREST INCOME           1,679           0           0        0          1,679
INTEREST EXPENSE        (43,164)       (668)     (2,778) (28,505)       (75,115)
                      ---------   ---------   ---------  -------     ----------
TOTAL                   (10,267)       (668)     (2,778) (28,505)       (42,218)
                      ---------   ---------   ---------  -------     ----------
INCOME BEFORE TAXES      42,719     126,008    (149,184)(126,197)      (106,654)
                      =========   =========   =========  =======     ==========

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


Dated: August 7, 2000               By: /s/ John Giura
                                    ----------------------------------
                                    John Giura, Director, President
                                    and Chief Financial Officer

Dated: August 7, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ann K. Knaack
------------------------
Ann K. Knaack, Director and Vice President
Date: August 7, 2000

/s/ Chander Jadhwani
------------------------
Chander Jadhwani, Director
Date: August 7, 2000