Form 10KSB/A
period 1998-12-31
CGI HOLDING CORP
filed 2000-10-17
CIK 829323

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

On June 30, 1997, the Company entered into a preliminary letter of intent with Safe Environment Corporation, an Illinois corporation ("SECO-Illinois"), and Roli Ink Corporation, a Wisconsin corporation ("RIC"). On July 28, 1997, the Company entered into a reorganization agreement (the "Reorganization Agreement") with SECO-Illinois and RIC, all of the shareholders of SECO-Illinois and RIC approved the transaction and the shareholders of SECO-Illinois and RIC tendered their stock certificates in SECO-Illinois and RIC. Pursuant to the terms of the Reorganization Agreement, the Company agreed to purchase all of the issued and outstanding equity interests in SECO-Illinois and RIC in exchange for shares of the Company's common stock (the "Common Stock"). Immediately prior to the reorganization, the Company completed a 1-for-5 reverse stock split of its outstanding Common Stock, resulting in 3,311,723 shares of Common Stock issued and outstanding. The reorganization became effective on August 4, 1997. Upon the effective date of the reorganization, the Company issued an additional 4,961,056 (post-split) shares of Common Stock to the shareholders of SECO-Illinois and RIC in exchange for all of the issued and outstanding equity interests in SECO-Illinois and RIC. Therefore, upon the effective date of the reorganization, the shareholders of SECO-Illinois and RIC held approximately 59.9% of the issued and outstanding Common Stock. The shareholders of SECO-Illinois received 2,761,000 shares of Common Stock (approximately 33.3% of the issued and outstanding Common Stock) and the shareholders of RIC received 2,200,056 shares of Common Stock (approximately 26.6% of the issued and outstanding Common Stock).

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial statements have been restated to reflect the change in accounting principle on the merger transaction dated August 4, 1997. This transaction was originally reported as a pooling-of-interests and has subsequently been changed to use the purchase method of accounting in accordance with APB 16. A review of certain treasury share transactions within two years of the merger prohibited the use of the pooling method. This restatement was made for the years ended December 31, 1997 and 1998.


EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

                                                  1998                1997
                                             ---------------     --------------
NET PROFIT AS ORIGINALLY REPORTED                 $253,730            $653,053

ELIMINATION OF SECO AND RIC PRE-MERGER
OPERATING PROFITS                                        0            (491,268)

DECREASE IN DEPRECIATION                            56,110              12,838

INCREASE IN AMORTIZATION OF GOODWILL               (34,187)            (14,245)

CHANGE IN DEFERRED TAXES                           (11,530)            (11,135)
                                             ---------------     --------------

NET PROFIT AS RESTATED                            $265,041            $149,243
                                             ===============     ==============
EARNINGS PER SHARE AS ORIGINALLY REPORTED             0.03                0.10
                                             ===============     ==============
EARNINGS PER SHARE RESTATED                           0.03                0.03
                                             ===============     ==============

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

SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has two operating segments: asbestos abatement and ink production. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.

                         NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  1998                 1997
                           AMOUNT   PERCENT      AMOUNT   PERCENT

SECO                   $6,689,845     74.00   6,183,602     69.36
RIC                     2,350,330     26.00   2,732,185     30.64
OTHER                           0         0           0         0
                       ----------    ------  ----------    ------
TOTAL SALES            $9,040,175    100.00  $8,915,787    100.00
                       ==========    ======  ==========    ======

                      OPERATING PROFIT BY INDUSTRY SEGMENT
                                  1998                 1997
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                     $372,881     78.56    $611,766     62.89
RIC                       191,205     40.28     354,912     36.49
OTHER                     (89,418)   (18.84)      6,067      0.62
                       ----------    ------  ----------    ------
TOTAL PROFIT             $474,668    100.00    $653,053    100.00
                       ==========    ======  ==========    ======


                        TOTAL ASSETS BY INDUSTRY SEGMENT
                                  1998                 1997
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                   $2,911,147     71.30  $1,673,419     57.16
RIC                       609,336     14.92     746,380     25.49
OTHER                     562,597     13.78     507,982     17.35
                       ----------    ------  ----------    ------
TOTAL PROFIT           $4,083,080    100.00  $2,927,781    100.00
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

The financial statements have been restated to reflect the change in accounting principle on the merger transaction dated August 4, 1997. This transaction was originally reported as a pooling-of-interests and has subsequently been changed to use the purchase method of accounting in accordance with APB 16. A review of certain treasury share transactions within two years of the merger prohibited the use of the pooling method. This restatement was made for the years ended December 31, 1997 and 1998.

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

As discussed in Footnote 1 to the financial statements, the Company changed its method of accounting relating to the merger dated August 4, 1997.


By: /s/ Poulos & Bayer, Ltd.

Poulos & Bayer, Ltd.
Chicago, Illinois

January 23, 1999

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

                                     (RESTATED)         (RESTATED)
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

                                             (RESTATED)

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

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                       TWELVE MONTHS ENDED

                                          (RESTATED)            (RESTATED)
                                          DECEMBER 31,          DECEMBER 31,
                                               1998                 1997
                                          ------------          ------------
SALES                                       $9,040,175            $3,956,794

COST OF GOODS SOLD                           6,403,002             2,540,541
                                          ------------          ------------

GROSS PROFIT                                $2,637,173            $1,416,253

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSE                       2,111,235             1,178,806
                                          ------------          ------------

INCOME FROM OPERATIONS                        $525,938              $237,447
                                          ------------          ------------

OTHER INCOME (EXPENSE)
   Other                                       $20,214               $93,000
   Interest Income                                  48                 1,369
   Interest Expense                            (71,532)              (23,579)
                                          ------------          ------------
TOTAL OTHER INCOME (EXPENSE)                  ($51,270)              $70,790
                                          ------------          ------------

INCOME BEFORE CORPORATE
INCOME TAXES                                  $474,668              $308,237
                                          ------------          ------------

INCOME TAX PROVISION
   Current Tax Expense                        $198,097              $147,859
   Deferred Tax Expense                         11,530                11,135
                                          ------------          ------------
TOTAL INCOME TAX PROVISION                     209,627               158,994
                                          ------------          ------------

NET INCOME                                    $265,041              $149,243
                                          ============          ============

NET INCOME PER
COMMON SHARE                                     $0.03                 $0.03
                                          ============          ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                    8,274,184             4,809,359
                                          ============          ============


The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                      (RESTATED)
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

                          CGI HOLDING CORPORATION, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements have been restated to reflect the change in accounting principle on the merger transaction dated August 4, 1997. This transaction was originally reported as a pooling-of-interests and has subsequently been changed to use the purchase method of accounting in accordance with APB 16. A review of certain treasury share transactions within two years of the merger prohibited the use of the pooling method. This restatement was made for the years ended December 31, 1997 and 1998.

EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

                                                  1998                1997
                                             ---------------     --------------
NET PROFIT AS ORIGINALLY REPORTED                 $253,730            $653,053

ELIMINATION OF SECO AND RIC PRE-MERGER
OPERATING PROFITS                                        0            (491,268)

DECREASE IN DEPRECIATION                            56,110              12,838

INCREASE IN AMORTIZATION OF GOODWILL               (34,187)            (14,245)

CHANGE IN DEFERRED TAXES                           (11,530)            (11,135)
                                             ---------------     --------------

NET PROFIT AS RESTATED                            $265,041            $149,243
                                             ===============     ==============
EARNINGS PER SHARE AS ORIGINALLY REPORTED             0.03                0.10
                                             ===============     ==============
EARNINGS PER SHARE RESTATED                           0.03                0.03
                                             ===============     ==============

NOTE 2 - PURCHASE OF ROLI INK CORPORATION AND SAFE ENVIRONMENT CORPORATION


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

Note 3 - Consolidated Financial Statements

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

SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has two operating segments: asbestos abatement and ink production. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.

                         NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  1998                 1997
                           AMOUNT   PERCENT      AMOUNT   PERCENT

SECO                   $6,689,845     74.00   6,183,602     69.36
RIC                     2,350,330     26.00   2,732,185     30.64
OTHER                           0         0           0         0
                       ----------    ------  ----------    ------
TOTAL SALES            $9,040,175    100.00  $8,915,787    100.00
                       ==========    ======  ==========    ======

                      OPERATING PROFIT BY INDUSTRY SEGMENT
                                  1998                 1997
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                     $372,881     78.56    $611,766     62.89
RIC                       191,205     40.28     354,912     36.49
OTHER                     (89,418)   (18.84)      6,067      0.62
                       ----------    ------  ----------    ------
TOTAL PROFIT             $474,668    100.00    $653,053    100.00
                       ==========    ======  ==========    ======


                        TOTAL ASSETS BY INDUSTRY SEGMENT
                                  1998                 1997
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                   $2,911,147     71.30  $1,673,419     57.16
RIC                       609,336     14.92     746,380     25.49
OTHER                     562,597     13.78     507,982     17.35
                       ----------    ------  ----------    ------
TOTAL PROFIT           $4,083,080    100.00  $2,927,781    100.00
                       ==========    ======  ==========    ======



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

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts

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

Note 7 - Notes Payable
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

Note 8 - Consulting Agreement

The Company is committed to pay a consulting agreement in the amount of $2,000 per month through 1999. This is payable to the original owner of the company.

Note 9 - Contractual Agreements

The Company contracts with Mentor Investments, Inc. to provide direct labor for certain jobs. `Mentor' is responsible for the cost of the payroll taxes and workmens compensation insurance. `Mentor' receives, as reimbursement, the cost of the payroll plus 20% to cover employer payroll taxes and workers compensation insurance.

Note 10 - Adjustment to Stockholder's Equity

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

Note 11 - Distribution to Shareholders

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

Note 12 - Leasing Commitments

The Company leases office and warehouse facilities at a monthly rate of $3,000.00 without a formal agreement.

Note 13 - Related Party Transactions

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

Note 14 - Loan from Shareholders

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


Note 15 - Insurance

SECO is insured for General Liability by American Alternative Insurance Corporation for $1,000,000 with an aggregate limit of $5,000,000 available as needed on a per job basis. The deductible is $5,000. A.M. Best's Rating for American Alternative Insurance Corporation is A++15.

NOTE 16 - INCOME TAXES

The current tax expense for CGI Holding Corporation for the year ended December 31, 1998 was $198,097 and the deferred tax expense for the same period amounted to $11,530.

The deferred taxes resulted from the difference between depreciation allowed by current tax provisions versus the amount recorded on the Company's financial statements and the amortization of goodwill relating to the merger on August 31, 1997.

In 1998, the Company's tax depreciation exceeded its book depreciation and goodwill resulting in deferred taxes on the income statement of $11,530 and an increase in the deferred tax liability account on the balance sheet by the same amount.


Note 17 - Stock Bonus

In accordance to APB 25, the company granted 57,000 shares valued at .25 per share on 12/22/98 to certain key employees. An amount of $14,250 was charged to expense.