Form 10KSB/A
period 1999-12-31
CGI HOLDING CORP
filed 2000-10-17
CIK 829323

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

In view of the substantial increase in debt that occurred in 1999, management engaged an investment banking firm on April 1, 2000 for the purpose of selling its wholly owned subsidiary RIC. It is believed by management that RIC can be sold for an amount in excess of $2,500,000 in a cash transaction. The projected date for this transaction is the second quarter of 2000.

The proceeds of this sale will be used to reduce debt, increase working capital and to have available funds for potential acquisitions.

RESULTS OF OPERATIONS

Sales increased in 1999 in the amount of $1,998,763 to a total of $11,038,938. This increase was a result of Trifinity's sales in 1999 of $513,635, RIC's increase of $744,828 and SECO's increase of $740,300.

Cost of sales for the year were $8,995,849, an increase of $2,592,847 over the prior year or a percentage increase of 40.49 percent. These cost increased because of the addition of two SECO offices in Missouri($1,801,031) and Indiana($137,495) and the operations of Trifinity($277,958). The Company's overall gross profit was hurt by the decreased margins realized by SECO in 1999 and the relative startup of Trifinity.

Selling, general and administrative expenses for the year 1999 were $3,595,150 as compared to 1998's total of $2,111,235, representing an increase of $1,491,964 or 70.67 percent. Similar to the Cost of Sales, these expenses increased because of the additions SECO Missouri($455,159), SECO Indiana($119,787) and Trifinity($593,086).

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

NOTE 13 - INCOME TAXES

The current tax expense for CGI Holding Corporation for the year ended December 31, 1999 was ($166,977) and the deferred tax expense for the same period amounted to ($377,767).

The deferred taxes are the result of Net Operating Loss Carryforwards. The Company's federal tax return showed a net operating loss of $1,484,601, of which $423,345 was carried back to previous years resulting in a federal tax refund of $143,937. This left the Company with a Federal Net Operating Loss Carryforward of $1,061,256 resulting in a deferred tax asset of $360,827. The federal operating loss carryforward expires in 20 years, December 31, 2019.

The Company also had an oeprating loss in the State of Illinois in the amount of $1,025,659 of which $835,745 was was carried back for a refund of $67,092. The remaining Illinois Net Operating Loss of $189,914 will be carried forward resulting in a deferred tax asset of $16,940. The state operating loss carryforward does not expire.

Based on the positive earnings history for the Company's subsidiaries and the projections for 2000, no valuation allowances were necessary.