Form 10QSB
period 2000-09-30
CGI HOLDING CORP
filed 2000-11-14
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended: September 30, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,229,779 shares of its $0.001 par value common stock as of November 7, 2000.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the Quarter Ended September 30, 2000

INDEX

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                Page

          a) Balance Sheet
             as of September 30, 2000, December 31, 1999
             and September 30, 2000                                3

          b) Statement of Stockholders' Equity
             for the Nine Months Ended September 30, 2000          4

          c) Statement of Operations
             for the Nine and Three Months Ended
             September 30, 2000 and 1999                           5

          d) Statement of Cash Flows
             for the Nine Months Ended
             September 30, 2000 and 1999                           6

          e) Footnotes                                         7,8,9

     Item 2. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations              10,11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                    12

     Item 2. Changes in Securities                                12

     Item 3. Defaults Upon Senior Securities                      12

     Item 4. Submission of Matters to a Vote of Security Holders  12

     Item 5. Other Information                                    12

Signature                                                         12



PART I-FINANCIAL INFORMATION

ITEM I- FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
          SEPTEMBER 30, 2000, DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                  SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                    2000             1999           1999
                                  -------------    ------------  --------------

CURRENT ASSETS
Cash                                     44,387          90,631         209,645
Accounts Receivable                   2,711,727       2,609,637       2,828,011
Allowance for Bad Debts                 (67,483)       (167,489)        (75,216)
Inventory                               623,284         588,856         637,133
Other Current Assets                    234,976         174,173         451,535
Costs and Estimated Earnings in
    Excess of Billings                        -          74,154          82,501
Refundable Income Taxes                       -         211,029         166,561
Deferred Tax Asset                      164,098         377,767          74,500
Current Assets of
    Discontinued Operations-Note 1      660,595         697,368         676,066
                                  -------------    ------------  --------------
Total Current Assets                  4,371,584       4,656,126       5,050,736
                                  -------------    ------------  --------------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet          1,595,490       1,587,841       1,536,092
Less:Accumulated Depreciation          (372,057)       (213,294)       (160,995)
                                  -------------    ------------  --------------
    Subtotal                          1,223,433       1,374,547       1,375,097
Fixed Assets of Discontinued
  Operations(Net)-Note 1                152,382         171,969         179,827
                                  -------------    ------------  --------------
NET PROPERTY,
PLANT AND EQUIPMENT                   1,375,815       1,546,516       1,554,924
                                  -------------    ------------  --------------
OTHER ASSETS
Goodwill                                488,877         522,032         538,927
Other Assets                             91,746          98,251          65,428
                                  -------------    ------------  --------------
TOTAL OTHER ASSETS                      580,623         620,283         604,355
                                  -------------    ------------  --------------
TOTAL ASSETS                          6,328,022       6,822,925       7,210,015
                                  =============    ============  ==============

CURRENT LIABILITIES
Current Portion of Long Term Debt       625,988        592,160          354,709
Notes Payable-Line of Credit          1,581,992      2,168,000        2,050,000
Accounts Payable                        630,721        649,075          610,840
Short-Term Borrowings                   152,050        152,050          221,278
Accrued Liabilities                     126,099        160,245           48,917
Loan Payable- Shareholders              300,000        315,000          270,000
Current Liabilities of
   Discontinued Operations-Note 1       383,011        454,308          428,482
                                  -------------    -----------   --------------
TOTAL CURRENT LIABILITIES             3,799,861      4,490,838        3,984,226
                                  -------------    -----------   --------------

LONG TERM LIABILITIES
Long-Term Debt,
   Net of Current Portion               546,986        856,657        1,150,623
Deferred Income Tax                      22,665         22,665           22,665
Loan Payable-Shareholders               180,000        300,000                -
Long Term Liabilities of
   Discontinued Operations-Note 1        91,743        111,077          118,183
                                  -------------    -----------   --------------
TOTAL LONG TERM LIABILITIES             841,394      1,290,399        1,291,471
                                  -------------    -----------   --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                  -              -                -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
11,229,779 shares issued and
outstanding                              11,230         10,230           10,230
Additional Paid In Capital            3,119,381      2,895,381        2,895,381
Retained Earnings                    (1,443,844)    (1,863,923)        (971,293)
                                  -------------    -----------   --------------
TOTAL STOCKHOLDERS' EQUITY            1,686,767      1,041,688        1,934,318
                                  -------------    -----------   --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              6,328,022      6,822,925        7,210,015
                                  =============    ===========   ==============
The accompanying notes are an integral part of these statements

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                    COMMON  COMMON   PAID-IN      RETAINED
                                    SHARES  STOCK    CAPITAL      EARNINGS
                                ----------  ------ ----------- -------------

COMMON SHARES $0.001 PAR VALUE

BALANCE: JANUARY 1, 2000        10,229,779  10,230  2,895,381    (1,863,923)

SOLD 1,000,000 SHARES ON 3/31/00
FOR $0.225/SHARE                 1,000,000   1,000    224,000

NET PROFIT                                                          420,079
                                ----------  ------ ---------- -------------

BALANCE:SEPTEMBER 30, 2000      11,229,779  11,230  3,119,381    (1,443,844)
                                ==========  ====== ========== =============
The accompanying notes are an integral part of these statements

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30             SEPTEMBER 30
                                  ---------------------- -----------------------
                                    2000         1999      2000           1999
                                  ---------  ---------- ----------- ------------
SALES                             2,055,228   2,370,068   7,897,644   6,515,508

COST OF GOODS SOLD                1,403,991   2,405,714   5,328,961   5,487,495
                                  ---------  ---------- ----------- ------------
GROSS PROFIT                        651,237     (35,646)  2,568,683   1,028,013

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             501,113     703,008   2,005,783   1,879,296
                                  ---------  ---------- ----------- ------------
INCOME FROM OPERATIONS              150,124    (738,654)    562,900    (851,283)
                                  ---------  ---------- ----------- ------------
OTHER INCOME (EXPENSES)
    Other Income                     13,504     (32,296)     83,846       1,334
    Interest Income                     630           -         630       1,679
    Interest Expense               (118,587)    (86,720)   (303,285)   (191,988)
                                  ---------  ---------- ----------- ------------
TOTAL OTHER INCOME (EXPENSE)       (104,453)   (119,016)   (218,809)   (188,975)
                                  ---------  ---------- ----------- ------------
INCOME BEFORE CORPORATE
INCOME TAXES                         45,671    (857,670)    344,091  (1,040,258)

INCOME TAX PROVISION                 16,338    (261,296)    127,314    (374,493)
                                  ---------  ---------- ----------- ------------
NET INCOME FROM
    CONTINUING OPERATIONS            29,333    (596,374)    216,777    (665,765)

DISCONTINUED OPERATIONS:
 Income from operations of
 discontinued operations(less
 applicable tax expense)-Note 1      53,222     125,151     203,302     269,781
                                  ---------  ---------- ----------- ------------
NET INCOME                           82,555    (471,223)    420,079    (395,984)
                                  =========  ========== =========== ============
NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS            0.003      (0.06)        0.02       (0.07)
                                  =========  ========== =========== ============
NET INCOME PER SHARE FROM
DISCONTINUED OPERATIONS               0.004       0.01         0.02        0.03
                                  =========  ========== =========== ============
NET INCOME PER COMMON SHARE           0.007      (0.05)        0.04       (0.04)
                                 ==========  ========== =========== ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        11,229,779  10,229,779  10,900,109    9,666,775
                                 ==========  ========== =========== ============

The accompanying notes are an integral part of these statements.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                          SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit                                     420,079              (395,984)
Non-Cash Items Included In Net Profit
  Depreciation                                 158,763               113,697
  Amortization                                  37,659                25,741
  Allowance for Doubtful Accounts             (100,006)               75,216
Change in Accounts Receivable                 (102,090)             (448,885)
Change in Inventory                            (34,428)             (146,877)
Change in Refundable Income Taxes              211,029              (166,561)
Change in Other Current Assets                 (60,803)             (365,331)
Change in Costs and Estimated Earnings
  Over Billings                                 74,154               181,274
Change in Other Assets                           2,001               (30,428)
Change in Assets of Discontinued Operations     36,773              (187,781)
Change in Accounts Payable                     (18,354)              (21,866)
Change in Accrued Expenses                     (34,146)               15,270
Change in Accrued Income Taxes                       -               (34,761)
Change in Deferred Tax Asset                   213,669               (74,500)
Change in Liabilities of
   Discontinued Operations                     (46,297)               28,405
                                          ------------------  ------------------
NET CASH CHANGE FROM OPERATING
ACTIVITIES                                     758,003            (1,433,371)
                                          ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                           (7,649)             (250,953)
Fixed Assets of Dicontinued Operations(net)     19,587               (58,776)
                                          ------------------  ------------------
NET CASH CHANGE FROM INVESTING ACTIVITIES       11,938              (309,729)
                                          ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Debt                                (996,851)            1,543,812
Proceeds from Sale of Stock                    225,000                81,000
Change in Debt of Discontinued Operations      (44,334)              191,888
                                          ------------------  ------------------
NET CASH CHANGE PROVIDED BY FINANCING
ACTIVITIES                                    (816,185)            1,816,700
                                          ------------------  ------------------
NET CASH CHANGE                                (46,244)               73,600

CASH BALANCE:  JANUARY 1                        90,631               136,045
                                          ------------------  ------------------
CASH BALANCE:  SEPTEMBER 30                     44,387               209,645
                                          ==================  ==================


Supplemental Information
     Interest Paid                             293,285               194,758
     Income Taxes Paid                        (156,672)               49,102

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

                          CGI HOLDING CORPORATION, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE 1

Pursuant to a plan approved by the board of directors, management elected to sell its wholly owned subsidiary, Roli Ink Corporation for approximately $2,500,000.

The closing documents, it is anticipated, will be executed prior to November 30, 2000. The actual selling price will be based on balances to be computed as of November 11, 2000. The selling price is $1,700,000 plus accounts receivable, inventory and assumption of certain liabilities. Please refer to the 8KA to be filed subsequent to the closing.

In accordance with APB 30, the financial statement activities of Roli Ink Corporation are reported as discontinued operations.

The estimated gain on this transaction is $1,800,000 less applicable federal and state taxes. Due to availability of a federal net operating loss in the amount of $1,200,000 from the tax year 1999, it is expected the company will owe approximately $420,000 in federal and state income taxes. The actual estimated gain, net of current and deferred taxes will be $1,100,000.

The following summarizes Roli Ink Corporations results for the nine and three months ended September 30, 2000 and 1999.


                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30             SEPTEMBER 30
                                  ---------------------- -----------------------
                                    2000         1999      2000           1999
                                  ---------  ---------- ----------- ------------
Net Profit                           84,479     194,033     322,702      418,494

Income Tax Expense                   31,257      68,882     119,400      148,713
                                  ---------  ---------- ----------- ------------
Net Income from Discontinued
  Operations                         53,222     125,151     203,302      269,781
                                  =========  ========== =========== ============

NOTE 2 - The company purchased the assets of Salle International on March 5, 1999 for $1,319,171. The purchase was accomplished through the issuance of 1,600,000 shares of its common stock and debt assumption of $951,171. The company changed its name to Trifinity Inc. The nature of its business is specializing in the manufacture and marketing of fragrance candles and liquid fills. Please refer to 8 K/A filed on June 19, 1999 for details.

Note 3- Notes Payable

                                                   Current      Long Term
                                                ----------------------------
a.)CIB BANK - Line of Credit
Interest rate of 10.50% and maturity date
of January 31, 2001.  This note is secured by
general asstes of SECO.                               787,192            -

b.)Marine Bank - Line of Credit
Note due on 1/31/2001 with an interest
rate of 9.00%.  The total amount available
is $500,000.                                          384,709            -

c.)CIB Bank - Line of Credit
Interest rate is 10.00% and is due
on 1/31/2001.  Total amount available
 is $500,000.                                         410,091            -

                                                ------------- ---------------
TOTAL LINE OF CREDIT                                1,581,992            -

d.)Union Federal Savings - Equipment Loan
Note dated 8/20/99 with a 6 year
amortization and interest rate of 11.25%               76,808      399,137

e.)Clara Bendersky - Note Payable due
April 1, 2001 with interest rate of 10.00%            150,000            -

f.)Otto Barth - Note Payable due
June 30, 2001 with interest rate of 8.5%               50,000            -

g.)Audrey Love - Note Payable due
January 31, 2001 with interest rate of 8.5%           100,000            -

h.)George Kouronos - Note payable due
December 31, 2000 with interest rate of 8.5%          100,000            -

I.)Paul Doll - Note payable due June 30, 2001
with interest rate of 10.00%                           35,000            -

j.) Vehicle Loan - 60 month note dated 4/3/99
with interest rate of 7.59%                             4,640       13,260

k.)CIB Bank - Installment Loan
Payable for 60 months at $4,091.97
per month with interest rate of 8.50%.
Maturity date is 2/29/04                               38,176      107,619

l.)Equipment Loan - 48 month note dated
December 1999                                           7,395       13,334

m.)Equipment Loan - 48 month note dated
11/28/99 with interest rate of 5.9%                    10,009       11,360

n.)Vehicle-payment is $303.05/month
Note is secured by the vehicle and has
an interest rate of 7.65%                               3,360        1,778

o.)Computer Loan
36 month note dated September 1999 with
interest rate of 15.99%                                   600          498

p.)John English - Note dated 7/1/99                    50,000            -
with interest rate of 8.00%

                                                ------------- ---------------
SUBTOTAL                                              625,988      546,986
                                                ------------- ---------------

TOTALS                                              2,207,980      546,986
                                                ============= ===============

NOTE 4 - LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders throughout the year to cover operating expenses. The total outstanding principal balance due as of September 30, 2000 was $480,000. The detail of this principal balance as of September 30, 2000 is as follows:

Jaime Bendersky    $300,000 -       Principal balance due on April 1, 2001.
                                    Interest paid quarterly at a rate of 10%
                                    (loan to the Company).
Jim Spachman       $115,000 -       No repayment terms.  Interest paid
                                    quarterly at 10.00% (loan to the Company).
John Giura          $65,000 -       No repayment terms.  No interest paid
                                    or accrued.


NOTE 5 - The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the nine months ended September 30, 2000 and 1999.


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

ITEM 2
                         CGI HOLDING CORPORATION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Conditions
The company's total assets at September 30, 2000 were $6,328,022, which represents decreases of $494,903 from December 31, 1999 and $881,993 from September 30, 1999. Conversely, total liabilities decreased $1,139,982 from December 31, 1999 and $634,442 from September 30, 1999. Short-term debt at September 30, 2000 was $2,660,030 compared to December 31, 1999 of $3,227,210 representing a decrease of $567,180.

As discussed in Note 1 to the financial statements, proceeds from sale of Roli Ink Corp will be used to reduce debt approximately $875,000.

Liquidity and Capital Resources
Cash flow from operations for the nine months ended September 30, 2000 was $758,003 compared to ($1,433,371) for the same period last year.

Working capital at September 30, 2000 was $571,723. This represents an increase of $406,435 from December 31, 1999.

The sale of Roli will enhance the liquidity portion of the Company.

Results of Operations
Sales for first nine months of 2000 were $7,897,644 compared to $6,515,483 for the same period last year, an increase of $1,382,161 or 21.21% increase. The increase is mainly attributable to 'Trifinity' whereby its sales increased $911,271. Whereas sales increased $1,382,161, cost of sales decreased $158,534. This decrease in cost of sales is attributable to 'SECO's' more profitable contracting operations in 2000. Its gross profit in 2000 was 31% versus 15% in 1999. Its concentration in 2000 was directed more to the private sector as opposed to last year when many of its contracts were with the Chicago Public Schools.

Sales in the third quarter were $2,055,228, a decrease of $314,815. Trifinity sales increased $184,439 but SECO's sales decreased $499,254. This decrease was attributable to the fact the Company sought contracts that were more profitable, which resulted in a gross profit of $524,757 (29%) compared to gross margin loss ($52,151) in 1999.

Selling  and  Administrative  expenses  increased  for  the  nine  months  ended
September 30 in the amount of $126,151, but during the third quarter, the expenses actually decreased $201,871. This decrease was mainly attributable to SECO's ability to streamline its administrative activities.

Net income for the nine months was $216,777 from continuing operations and $203,302 from discontinued operations (Roli) for a total of $420,079 or $0.039 per share compared to the same period last year of ($665,765) loss from continuing operations and $269,781 from discontinued operations for a total net loss of $(395,984) or ($0.041) per share.

Operating results for the third quarter of this year were $29,333 net income from continuing operations and $53,222 from discontinued operations (Roli), for a total of $82,555 or $0.008 per share. Results for the same quarter last year were a net loss of ($596,374) from continuing operations and $125,151 for a total net loss of ($471,223) or ($0.046) per share.

Segment Analysis
                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                        SECO   TRIFINITY         CGI    CONSOLIDATED     ROLI
                     --------- ----------  ------------ -----------  -----------
SALES                6,780,122  1,117,522            -    7,897,644   2,170,036

COST OF SALES        4,692,036    636,925            -    5,328,961   1,171,391
                     --------- ----------  ------------ ----------- ------------
GROSS PROFIT         2,088,086    480,597            -    2,568,683     998,645

SELLING AND
  ADMINISTRATION     1,450,979    440,705      114,099    2,005,783     656,833
                     --------- ----------  ------------ ----------- ------------
INCOME FROM
  OPERATIONS           637,107     39,892     (114,099)     562,900     341,812
                     --------- ----------  ------------ ----------- ------------
OTHER INCOME (EXPENSE)

OTHER INCOME            80,321      3,525            -       83,846           -
INTEREST INCOME            630          -            -          630           -
INTEREST EXPENSE      (158,927)   (73,879)     (70,479)    (303,285)    (19,110)
                     --------- ----------  ------------ ----------- ------------
TOTAL                  (77,976)   (70,354)     (70,479)    (218,809)    (19,110)
                     --------- ----------  ------------ ----------- ------------
INCOME BEFORE TAXES    559,131    (30,462)    (184,578)     344,091     322,702
                     ========= =========== ============ =========== ============

                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                        SECO    TRIFINITY       CGI    CONSOLIDATED      ROLI
                     --------- ---------- ------------- ----------- ------------
SALES                6,309,232    206,251            -    6,515,483   2,312,878

COST OF SALES        5,380,321    107,174            -    5,487,495   1,192,347
                     --------- ---------- ------------- ----------- ------------
GROSS PROFIT           928,911     99,077            -    1,027,988   1,120,531

SELLING AND
  ADMINISTRATION     1,300,656    405,876      172,740    1,879,272     699,367
                     --------- ---------- ------------- ----------- ------------
INCOME FROM
  OPERATIONS          (371,745)  (306,799)    (172,740)    (851,284)    421,164
                     --------- ---------- ------------- ----------- ------------
OTHER INCOME (EXPENSE)
OTHER INCOME                 -      3,013            -        3,013           -
INTEREST INCOME              -          -            -            -           -
INTEREST EXPENSE      (118,505)   (17,650)     (55,832)    (191,987)     (2,770)
                     --------- ---------- ------------- ----------- ------------
TOTAL                 (118,505)   (14,637)     (55,832)    (188,974)     (2,770)
                     --------- ---------- ------------- ----------- ------------
INCOME BEFORE TAXES   (490,250)  (321,436)    (228,572)  (1,040,258)    418,394
                     ========= ========== ============= ============ ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                        SECO    TRIFINITY      CGI      CONSOLIDATED      ROLI
                     --------- ---------- ------------- ------------ -----------
SALES                1,793,740    261,488            -     2,055,228    706,891

COST OF SALES        1,268,983    135,008            -     1,403,991    395,715
                     --------- ---------- ------------  ------------ -----------
GROSS PROFIT           524,757    126,480            -       651,237    311,176

SELLING AND
  ADMINISTRATION       309,646    142,033       49,434       501,113    221,085
                     --------- ---------- ------------  ------------ -----------
INCOME FROM
  OPERATIONS           215,111    (15,553)     (49,434)      150,124     90,091
                     --------- ---------- ------------  ------------ -----------
OTHER INCOME (EXPENSE)
OTHER INCOME            12,454      1,050            -        13,504          -
INTEREST INCOME            630          -            -           630          -
INTEREST EXPENSE       (62,737)   (23,975)     (31,875)     (118,587)    (5,611)
                     --------- ---------- ------------  ------------ -----------
TOTAL                  (49,653)   (22,925)     (31,875)     (104,453)    (5,611)
                     --------- ---------- ------------  ------------ -----------
INCOME BEFORE TAXES    165,458    (38,478)     (81,309)       45,671     84,480
                     ========= ========== ============  ============ ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                        SECO    TRIFINITY     CGI       CONSOLIDATED      ROLI
                     --------- ---------- ------------  ------------ -----------
SALES                2,292,994     77,049            -     2,370,043    819,246

COST OF SALES        2,345,145     60,569            -     2,405,714    427,726
                     --------- ---------- ------------  ------------ -----------
GROSS PROFIT           (52,151)    16,480            -       (35,671)   391,520

SELLING AND
  ADMINISTRATION       557,653    115,754       29,577       702,984    259,473
                     --------- ---------- ------------  ------------ -----------
INCOME FROM
  OPERATIONS          (609,804)   (99,274)     (29,577)     (738,655)   132,047
                     --------- ---------- ------------  ------------ -----------
OTHER INCOME (EXPENSE)
OTHER INCOME           (33,630)     3,013            -       (30,617)         -
INTEREST INCOME         (1,679)         -            -        (1,679)         -
INTEREST EXPENSE       (49,477)   (14,872)     (22,370)      (86,719)    (1,015)
                     --------- ---------- ------------  ------------ -----------
TOTAL                  (84,786)   (11,859)     (22,370)     (119,015)    (1,015)
                     --------- ---------- ------------  ------------ -----------
INCOME BEFORE TAXES   (694,590)  (111,133)     (51,947)     (857,670)   131,032
                     ========= ========== ============  ============ ===========

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


Dated: November 14, 2000            By: /s/ John Giura
                                    ----------------------------------
                                    John Giura, Director, President
                                    and Chief Financial Officer

Dated: November 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ann K. Knaack
------------------------
Ann K. Knaack, Director and Vice President
Date: November 14, 2000

/s/ Chander Jadhwani
------------------------
Chander Jadhwani, Director
Date: November 14, 2000