Form 10KSB
period 2000-12-31
CGI HOLDING CORP
filed 2001-04-12
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


State issuer's revenues for its most recent fiscal year:  $9,929,197

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: Based on the average bid and asked price of $0.39 per share for the issuer's common stock at March 26, 2001, the market value of the issuer's common stock held by non-affiliates would be $1,197,368. A list and description of affiliates can be found in Item 11.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2001, there were 10,229,779 shares of the issuer's common stock issued and outstanding.

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

On November 15, 2000, with an effective date of November 13, 2000, the Company sold its wholly owned subsidiary, Roli Ink, Corporation. This was accomplished through an asset sale to Braden Sutphin Ink Corporation of Cleveland, Ohio. You are referred to the Form 8-K filed on November 30, 2000. The pre-tax gain on the sale of the assets was $1,561,943. The management of the Company made this decision as a way to reduce the Company's debt and to pursue other opportunities that may arise in the future.

On March 27, 2001, World Mall, Inc. was merged into World Mall Acquisition Corp., a wholly owned subsidiary of CGI Holding Corporation ("CGI") and in exchange the shareholders, optionholders and warrantholders of World Mall Inc. received forty percent (40%) of the outstanding common stock of CGI on a fully diluted basis. If World Mall Acquisition Corp. meets certain performance criteria, those former shareholders, optionholders and warrantholders of World Mall, Inc. will receive an additional four percent (4%) of the outstanding common stock of CGI on a fully diluted basis.


SAFE ENVIRORNMENT CORPORATION

The Company currently has two subsidiaries involved in the asbestos/lead abatement industry. SECO-Illinois was incorporated in the State of Illinois in 1987 and has been involved in the asbestos abatement industry since its formation. Safe Environment Corporation of Indiana ("SECO-Indiana") was incorporated in the State of Indiana in 1999. SECO-Illinois and SECO-Indiana are collectively referred to as SECO.

The management of SECO deemed it would best serve its operations to concentrate on the Illinois and Indiana markets thereby ceasing its activities in Missouri on October 1, 2000. The Company sold its Missouri based assets for $350,000 plus the assumption of its Missouri based liabilities. This transaction resulted in a one time charge of $243,082.

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

SECO-Illinois markets its services primarily in the State of Illinois, SECO-Indiana markets its services primarily in the State of Indiana The asbestos abatement and lead mitigation industry is currently driven by three markets: industrial, public and commercial.

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

As the asbestos abatement industry matures and the market shrinks, SECO intends to look for other opportunities. SECO's services also include interior demolition, which now constitutes approximately 30% of SECO's business. In addition, SECO has begun developing asbestos and lead operations and maintenance programs to assist building owners in managing their in place asbestos and lead, with large scale removal occurring only to facilitate renovation or prior to building demolitions. SECO is also investigating potential expansion into re-insulation, painting and duct cleaning.

SECO currently employs approximately 18 full time employees who average 40 hours per week. Included in total employees are 10 administrative staff and 8 supervisors. In addition, SECO has a pool of approximately 85 hourly field personnel who are available on an as needed basis.


TRIFINITY, INC.

Trifinity, Inc. was incorporated in the State of Illinois in 1999.

Trifinity markets and distributes licensed and house brand personal care products and performs contract liquid filling.

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

Commencing Januray 1, 2001, CGI Holding Corporation will pay rent at $700.00 per month for its space requirements.

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

Trifinity, Inc., successor - in - interest of Salle International, L.L.C. v. General Nutrition Corporation et al.

Trifinity is engaged in litigation in the U.S. District Court of Western Pennsylvania against General Nutrition Corporation whereby Trifinity is seeking damages against the defendant in the amount of $315,000. The case is currently on an arbitration trail list. Counsel for Trifinity has no opinion as to the outcome.

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

Quarter Ended              High Bid         Low Bid
-------------              --------         -------
March 1999                    0.46            0.23
June 1999                     0.28            0.23
September 1999                0.25            0.24
December 1999                 0.43            0.25

March 2000                    0.44            0.25
June 2000                     0.28            0.23
September 2000                0.41            0.20
December 2000                 0.40            0.22

At March 27, 2001, the bid and asked price for the Common Stock was $0.33 and $0.44, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Since its inception, the Company has not paid any dividends on the Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 27, 2001, the Company had approximately 181 shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On March 31, 2000, the Company sold 1,000,000 shares of its common stock, 500,000 to Richard Levy and 500,000 to Michael Balkin. The shares were sold with an option agreement that these shares could be repurchased by the Company within nine months of issuance.


The above-described transactions were private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company did not use underwriters for any of the above-described transactions and, therefore, the transactions did not involve underwriter discounts or commissions.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets at December 31, 2000 were $5,211,333, a decrease of $1,611,592 over the prior year. The decrease was mainly attributable to the sale of the assets of its wholly owned subsidiary Roli Ink Corporation. The proceeds resulting from this sale were mainly directed to the reduction of the Company's debt. Correspondingly, total liabilities decreased by $2,216,554.

Working capital at December 31, 2000 was $663,515, as compared to $165,288 last year. The Company's cash flow for the year 2000 was $465,782, an increase from 1999 in the amount of $496,277.

At December 31, 2000, short-term debt totaled $2,037,191, representing a decrease from 1999 of $1,190,019. Long-term debt also decreased in the same period by $586,652.

During the year the Company purchased 1,000,000 of its common stock at a cost of $350,000 or $0.35 per share. The purchase of these shares are reflected as treasury stock on the Company's financial statements.

During the year, management began negotiations with an internet company, WorldMall.Com, located in Rochester, New York. The purpose of these negotiations were directed toward the merger of CGI Holding Corporation and WorldMall.Com. WorldMall.Com commenced operations in October of 1999 and the management of CGI is of the opinion that this combination will benefit the future of CGI. As a result of these negotiations, CGI advanced WorldMall.Com $470,000, which was necessary to fund their start-up and development costs. These funds are reflected as a 'Good Faith Deposit' on the Company's balance sheet.

As a result of the sale of Roli Ink, the Company's ability to generate profits and cash flows cannot be deemed to be assured. This disclosure is being made on the fact that Roli Ink Corporation was consistently the Company's most reliable source of cash flows from its purchase in 1997.

The Company's future liquidity will be dependent on the future operating results of its two operating subsidiaries, Safe Environment Corporation and Trifinity, Inc. The Company must be able to renegotiate its current line of credit which matures May 31, 2001 and September 1, 2001 to be able to meet its cash needs through the year 2001.

RESULTS OF OPERATIONS

Sales increased during 2000 in the amount of $1,985,417 for a total of $9,929,197. This increase resulted from each operating subsidiary experiencing a growth in volume. SECO's sales increased $911,390 and Trifinity's increased $1,074,013.

Cost of Sales decreased during 2000 in the amount of $433,411. This decrease resulted in a gross profit percentage increase of 36.78%. This increase in performance is directly attributable to SECO's contract performance. SECO's gross profit percentage in 2000 was 27.10% as compared to 4.20% in 1999.

Selling, general and administrative expenses were $2,987,481 in 2000, representing an increase of $338,970 over the previous year. Included in this increase was the write down of purchased goodwill attributable to the 1997 purchase of Roli Ink Corporation of $174,392.

Interest expense increased in 2000 by $109,543. The reduction in the Company's debt did not occur until after the sale of Roli in November of 2000.

Included in the other expenses was a one time charge of $243,082 resulting from the sale of certain assets of SECO located in its Missouri division.

Total income tax expense for the Company in 2000 was $566,536 which was comprised of $161,782 current and $404,754 deferred. The tax expense for 2000 attributable to continuing operations was ($195,151). Income taxes from discontinued operations were $761,687.

The total gain from discontinued operations, net of taxes was $1,074,780, which consisted of $168,818 from operations and $906,162 from the sale.

Net income for the year 200 was $729,962 or $0.03 per share as compared to lost year's loss of ($1,288,714) or $0.16 per share.


SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has two operating segments at the end of 2000: asbestos abatement and liquid filling. The Company disposed of its Ink production division in November of 2000 and it is included as discontinued operations. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation os sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.



                         NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  2000                 1999
                           AMOUNT   PERCENT      AMOUNT   PERCENT

SECO                   $8,341,515     84.01   7,430,125     93.53
TRIFINITY               1,587,668     15.99     513,655      6.47
OTHER                           0         0           0         0
                       ----------    ------  ----------    ------
TOTAL SALES            $9,929,197    100.00  $7,943,780    100.00
                       ==========    ======  ==========    ======

                      OPERATING PROFIT BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT                AMOUNT

SECO                     $401,076           ($1,548,572)
TRIFINITY                  88,824              (357,389)
OTHER                    (510,482)             (194,480)
                       ----------            ----------
TOTAL OPERATING PROFIT   ($20,582)          ($2,100,441)
                       ==========            ==========


                        TOTAL ASSETS BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                   $2,066,611     39.66  $3,892,533     57.05
TRIFINITY               1,505,747     28.89   1,492,477     21.87
OTHER                   1,638,975     31.45     568,577      8.34
DISCONTINUED                    0      0.00     869,338     12.74
                       ----------    ------  ----------    ------
TOTAL ASSETS           $5,211,333    100.00  $6,822,925    100.00
                       ==========    ======  ==========    ======

SECO

SECO generated gross revenues in 2000 of $8,341,151 as compared to $7,430,125, representing an increase of $911,390.
Also, cost of operations for the year 2000 were $6,080,644 compared to $7,117,752 in 1999 resulting in a gross profit increase of 22.90 percent.

General and administrative expenses for the year were $1,859,795(22.30% of sales) as compared to $1,860,945(25.05% of sales) in 1999.

Interest expense increased to $183,561 in 2000 from $175,974 in 1999, an increase of $7,587.

The net profit before taxes for 2000 was $68,283, as compared to a net loss in 1999 of ($1,712,030).

During the year ended December 31, 2000, SECO was able to improve its operating results as compared to last year due to several factors. First, in early 2000, two new estimators were hired to aid in the bidding of jobs. SECO also decided to concentrate it's efforts in the private market as apposed to the public market that they were more concentrated in before. Finally, the management of SECO decided to pursue larger jobs with more profitable returns. All of these factors have lead to SECO's turnaround from 1999.

TRIFINITY

Trifinity sales increased to $1,587,683 in 2000 from $513,655 in 1999, an increase of $1,074,028. Similarly, their cost of sales increased to $881,655 from $277,958 in 1999 or $603,697. The gross profit remained relatively constant at 44.47% for 2000 and 45.88% for 1999.

Selling, general and adminsitrative expenses increased $24,118 in 2000 to $617,204.

Interest expense increased $54,476 in from the prior year to $94,786. This was attributable to the Company's being in business for a full year in 2000 as opposed to 1999.

Trifinity, Inc. was able to reach the sales volume that had been expected by its management and was therefore able to achieve a small profit of $1,632 as apposed to the loss it incurred in 1999 of $393,797. The sales volume was achieved due to an increase in the number of liquid filling contracts the Company was able to secure during 2000.

OTHER

Included in the operating expenses of the parent Corporation, CGI, which totalled $510,482, was the write down of Goodwill associated with the sale of Roli Ink Corporation that was originally recorded at the time of the purchase of Roli on August 4, 1997. This amounted to around $174,392 for 2000. The balance of the operating expenses were administration items incurred with the operations of the Company.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the executive officers, directors and significant employees of the Company:

Name                       Age      Position
--------------------       ---      -----------------------
John Giura                  68      President, Secretary and Director, Chairman
Jaime Bendersky             72      Director
Chander Jadhwani            50      Director

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



                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other  Restricted
Name and                                   Annual  Stock     Options   All
Principal      Year  Salary  Bonus($) Compensation Awards   /SARs     Other
Position                                                            Compensation
-------------- ----- ------  -------- ------------ ------   ------- ------------
John Giura       2000  177,058  -0-          7,200    -0-    -0-      2,000
John Giura       1999   72,000  -0-          7,200    -0-    -0-      2,000
John Giura       1998   60,000  -0-          7,200    -0-    -0-      2,000
President
and CEO

Ann K. Knaack    2000   79,337  -0-          6,000    -0-    -0-      2,000
Ann K. Knaack    1999  110,600  -0-          7,200    -0-    -0-      2,000
Vice President


Cash Compensation

John Giura was paid $177,058 by RIC for the year ended December 31, 2000. In 1999 and 1998 Mr. Giura was paid by RIC. Mr. Giura does not have an employment contract with the Company and no set compensation arrangement has been set for Mr. Giura for the fiscal year ended December 31, 2001.

Ann K. Knaack was paid $79,337 by RIC for the year ended December 31, 2000. Ms. Knaack is currently employed by the purchaser of Roli Ink Corporation.


Bonuses and Deferred Compensation

The Company maintains a 401K profit sharing plan. The Company matches employee contributions to fifty percent with a maximum limit of $2,000. Total Company contributions for 2000 were $42,014.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. At December 31, 2000, there were approximately 10,229,779 shares of Common Stock issued and outstanding.

Title
 of      Name and Address of     mount and Nature of       Percent
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common    John Giura
          President and Director
          C/O CGI Holding
          Corporation
          8400 Brookfield Ave
          Brookfield, IL
          60513                        2,536,494 (2)         24.80%

Common    PCP Partners                 1,600,000             15.64%
          c/o William Blair & Co.
          222 West Adams
          Chicago, IL  60606

Common    James Spachman
          735 Selbourn Road
          Riverside, IL
          60546                          814,000             7.96%

Common    Jaime Bendersky                283,680             2.77%
          Director
          324 Hambleton Drive
          Oakbrook, IL 60523

Common    Chander Jadhwani               250,000 (3)         2.44%
          Director
               c/o CGI Holding Corporation
          8400 Brookfield Ave
          Brookfield, IL 60513

Common    Directors and Officers as a    3,070,174           30.01%
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


The Company and SECO-Illinois borrowed funds from shareholders throughout the year to cover operating expenses. The total outstanding principal balance due as of December 31, 2000 was $180,000. The detail of this principal balance as of December 31, 2000 is as follows:

John Giura           $5,000 -       No repayment terms.  Interest paid
                                    quarterly at 1/2% over the prime rate (loan
                                    to the Company).
Jim Spachman       $175,000 -       No repayment terms.  No interest paid
                                    or accrued ($25,000 loan to the Company and $150,000 loan to SECO-Illinois).


TRANSACTIONS WITH PROMOTERS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

Title of Document
-----------------
Report of Poulos & Bayer, Certified Public Accountants

Balance Sheets
December 31, 2000, and 1999

Statements of Stockholders' Equity
For the years ended December 31, 2000, and 1999

Statements of Operations
For the years ended December 31, 2000, and 1999

Statements of Cash Flows
For the years ended December 31, 2000, and 1999

Notes to Financial Statements

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

21 The Registrant has three subsidiaries: Safe Environment Corporation, an Illinois corporation; Safe Environment Corporation of Indiana, an Indiana corporation; and Trifinity, Inc., an Illinois corporation.

27              A Financial Data Schedule is included in this Form 10-KSB as
                Exhibit 27.

(b)      REPORTS ON FORM 8-K.

The Company filed Form 8-K during the fourth quarter of 2000 in reference to the sale of the assets of Roli Ink Corporation.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2001.


                                CGI Holding Corporation


                                By: /s/ John Giura
                                ----------------------------------
                                John Giura
                                Director, President and Chief Financial
                                Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 26th day of March, 2001.

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


We have audited the accompanying balance sheets of CGI Holding Corporation (a Nevada Corporation) as of December 31, 2000 and 1999, and the related statements of income, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CGI Holding Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




By: /s/ Poulos & Bayer

Poulos & Bayer
Chicago, Illinois

March 25, 2001




                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999
                                   (AUDITED)

                                            DECEMBER 31, DECEMBER 31,
                                                2000       1999
                                              ---------- ----------

CURRENT ASSETS
Cash                                            582,972    117,190
Accounts Receivable                           2,100,057  2,609,637
Allowance for Bad Debts                         (62,854)  (167,489)
Inventory                                       616,062    588,856
Other Current Assets                             22,304    174,173
Note Receivable                                 350,000          -
Costs and Estimated Earnings in
   Excess of Billings                                 -     74,154
Refundable Income Taxes                               -    211,029
Deferred Tax Asset                                    -    377,767
Current Assets of Discontinued Operations             -    670,809
                                              ---------- ----------

Total Current Assets                          3,608,541  4,656,126
                                              ---------- ----------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet                    915,214  1,587,841
Less:Accumulated Depreciation                  (188,631)  (213,294)
                                              ---------- ----------
   Subtotal                                     726,583  1,374,547
Fixed Assets of Discontinued Operations(Net)          -    171,969
                                              ---------- ----------
 NET PROPERTY, PLANT AND EQUIPMENT              726,583  1,546,516
                                              ---------- ----------

OTHER ASSETS
Goodwill                                        316,716    522,032
Other Assets                                     89,493     98,251
Good Faith Deposit                              470,000          0
                                              ---------- ----------
TOTAL OTHER ASSETS                              876,209    620,283
                                              ---------- ----------
TOTAL ASSETS                                  5,211,333  6,822,925
                                              ========== ==========

CURRENT LIABILITIES
Current Portion of Long Term Debt               474,955    592,160
Notes Payable-Line of Credit                  1,412,236  2,168,000
Accounts Payable                                579,493    649,075
Short-Term Borrowings                           150,000    152,050
Accrued Corporate Taxes                         131,808
Accrued Liabilities                             196,534    160,245
Billings in Excess of Costs and
   Estimated Earnings
Loan Payable- Shareholder                             -    315,000
Current Liabilities of Discontinued Operations        -    454,308
                                             ---------- ----------
TOTAL CURRENT LIABILITIES                     2,945,026  4,490,838
                                              ---------- ----------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion          390,005    856,657
Deferred Income Tax                              49,652     22,665
Loan Payable-Shareholder                        180,000    300,000
Long Term Liabilities of Discontinued Operations      -    111,077
                                              ---------- ----------
TOTAL LONG TERM LIABILITIES                     619,657  1,290,399
                                              ---------- ----------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                          -          -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
10,229,779 shares issued and
outstanding                                      11,230     10,230
Additional Paid In Capital                    3,119,381  2,895,381
Retained Earnings                            (1,133,962)(1,863,923)
Treasury Stock                                 (350,000)         -
                                              ---------- ----------
TOTAL STOCKHOLDERS' EQUITY                    1,646,650  1,041,688
                                              ---------- ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                       5,211,333  6,822,925
                                              ========== ==========


                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (AUDITED)


                            COMMON     COMMON    PAID-IN    RETAINED   TREASURY
                            SHARES      STOCK    CAPITAL    EARNINGS    STOCK
                          ---------- ---------- ---------------------- ---------

COMMON SHARES $0.001
PAR VALUE

BALANCE: JANUARY 1, 1999   8,329,779      8,330  2,448,281    (575,209)       0

ISSUED 1,600,000 SHARES
OF COMMON STOCK FOR THE
PURCHASE OF SALLE
INTERNATIONAL ON
MARCH 5, 1999              1,600,000      1,600    366,400

ADDITIONAL ISSUANCE OF
200,000 SHARES ON JUNE 15,
1999 AT $0.30/SHARE          200,000        200     59,800

ADDITIONAL ISSUANCE OF
100,000 SHARES ON JULY 1,
1999 AT $0.21/SHARE          100,000        100     20,900

1999 NET LOSS                                               (1,288,714)
                          ---------- ---------- ---------- ----------- ---------

BALANCE: JANUARY 1, 2000  10,229,779     10,230  2,895,381  (1,863,923)       -

SOLD 1,000,000 SHARES
ON 3/31/00 FOR
$0.225/SHARE               1,000,000      1,000    224,000

PURCHASE 1,000,000 SHARES
INTO TREASURY ON 11/16/00
AT $0.35/SHARE             1,000,000                                  (350,000)

2000 NET PROFIT                                               729,962
                          ---------- ---------- ---------- ---------- ----------

BALANCE:DECEMBER 31, 2000 10,229,779    11,230  3,119,381  (1,133,961)(350,000)
                          ========== ========== ========== ========== ==========


                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (AUDITED)

                                                      TWELVE MONTHS ENDED
                                                       DECEMBER 31, 2000
                                             -------------------------------
                                                   ---------- -----------
                                                       2000        1999
                                                   ---------- -----------

SALES                                               9,929,197   7,943,780

COST OF GOODS SOLD                                  6,962,299   7,395,710
                                                   ---------- -----------

GROSS PROFIT                                        2,966,899     548,070

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             2,987,481   2,648,511
                                                   ---------- -----------

INCOME FROM OPERATIONS                                (20,582) (2,100,441)
                                                  ----------- -----------

OTHER INCOME (EXPENSES)
   Other Income/(Expense)                            (142,268)     14,738
   Interest Income                                      5,070       1,680
   Interest Expense                                  (382,190)   (272,647)
                                                   ---------- -----------

TOTAL OTHER INCOME (EXPENSE)                         (519,388)   (256,229)
                                                   ---------- -----------

INCOME BEFORE CORPORATE
INCOME TAXES                                         (539,970) (2,356,670)

INCOME TAX PROVISION                                 (195,151)   (757,538)
                                                   ---------- -----------

NET INCOME FROM
   CONTINUING OPERATIONS                             (344,819) (1,599,132)
                                                   ---------- -----------
DISCONTINUED OPERATIONS:
  Income from operations of discontinued
  operations (less applicable tax of
  $119,497)                                           168,618     310,418

  Gain on disposal of discontinued
  operations(less applicable tax of
  $642,190)                                           906,162           0
                                                  ----------- -----------
TOTAL DISCONTINUED OPERATIONS                       1,074,780     310,418
                                                  ----------- -----------

NET INCOME                                            729,962  (1,288,714)
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                             (0.03)      (0.16)
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                            0.10        0.03
                                                  =========== ===========
NET INCOME PER COMMON SHARE                             0.07       (0.13)
                                                  =========== ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         10,859,916   9,808,683
                                                  =========== ===========


The accompanying notes are an integral part of these statements.



                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                    (AUDITED)
                                                         TWELVE MONTHS ENDED

                                                      12/31/2000    12/31/1999
                                                     ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit                                           729,962    (1,288,714)
Non-Cash Items Included in Net Profit
    Loss on Disposition of Assets                        243,082             -
    Gain on Disposition of Assets                       (251,318)            -
    Depreciation                                         208,354       197,430
    Amortization                                         205,316        42,636
    Allowance for Bad Debts                             (104,635)      167,489
OTHER CHANGES:
Change in Accounts Receivable                           (280,302)     (230,511)
Change in Inventory                                      (27,206)      (98,600)
Change in Other Current Assets                           151,500       (73,628)
Change in Costs and Estimated Earnings
    Over Billings                                         74,154       189,621
Change in Prepaid Corporate Taxes                        211,029      (211,029)
Change in other Assets                                     8,758       (63,251)
Change in Accounts Payable                               (25,239)       16,369
Change in Accrued Expenses                                45,045       126,598
Change in Accrued Income Taxes                           131,808       (13,449)
Change in Deferred Taxes                                 377,767      (377,767)
Change in Good Faith Deposit                            (470,000)            -
Change in Assets and Liabilities
     of Discontinued Operations                          186,585      (175,587)
Change in Deferred Tax Liabilities                        26,987             -
                                                     ------------ -------------
NET CASH CHANGE FROM OPERATING ACTIVITIES              1,441,647    (1,792,393)
                                                     ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired-Discontinued Operations         (6,668)      (82,352)
    Proceeds from Sale of Assets                         365,000             -
    Fixed Assets Acquired                                 (7,636)     (302,702)
                                                     ------------ -------------
NET CASH CHANGE FROM INVESTING ACTIVITIES                350,696      (385,054)
                                                     ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Debt                                      (743,687)    1,536,050
    Change in Shareholders Loans                        (435,000)      345,120
    Proceeds from Sale of Stock                          225,000        81,000
    Purchase of treasury Stock                          (350,000)            -
    Change in Debt-Discontinued Operations               (22,874)      184,782
                                                     ------------ -------------
NET CASH CHANGE FROM FINANCING ACTIVITIES             (1,326,561)    2,146,952
                                                     ------------ -------------

NET CASH CHANGE                                          465,782       (30,495)

CASH BALANCE:JANUARY 1                                   117,190       147,685
                                                     ------------ -------------
CASH BALANCE: DECEMBER 31                                582,972       117,190
                                                     ============ =============

Supplemental Information
    Interest Paid                                        382,190       297,815
    Income Taxes Paid                                   (156,672)       64,102

Supplemental Schedule Of Noncash Investing and Financing Activities

On March 5, 1999, the Company issued 1,600,000 shares of common stock with a par value of $0.001 and market value of $368,000 plus assumed debt of $951,171 in connection with the purchase of the assets of Personal Care Products, Inc.

In January of 1999, the Company assumed certain debt in the amount of $400,000 to purchase contracting equipment.

On October 1, 2000, the Company sold assets amounting to $1,244,165 for a $350,000 note receivable and the assumption of $651,083 of the Company's liabilities.




                          CGI HOLDING CORPORATION
                        FOOTNOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

NOTE 3 - SALE OF ROLI INK CORPORATION

On November 15, 2000, with an effective date of November 13, 2000, the Company sold its wholly owned subsidiary, Roli Ink, Corporation. This was accomplished through an asset sale to Braden Sutphin Ink Corporation of Cleveland, Ohio. You are referred to the Form 8-K filed on November 30, 2000. The pre-tax gain on the sale of the assets was $1,548,352. The management of the Company made this decision as a way to reduce the Company's debt and to pursue other opportunities that may arise in the future.

NOTE 4 - DISCONTINUED OPERATIONS

In accordance with APB 30, the financial statement activities of Roli Ink Corporation are reported as discontinued operations. The following summarizes the results and tax consequences of the sale of the Division in 2000.

GAIN ON DISPOSITION OF ASSETS                        $1,548,352

TAX RELATED TO DISPOSITION OF ASSETS                    642,190
                                                      ---------
NET GAIN ON DISPOSITION OF ASSETS                                $906,162

INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS      $288,115

TAX RELATED TO INCOME FROM OPERATIONS                   119,497
                                                      ---------
NET INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS             168,618
                                                               ----------
                                                               $1,074,780
                                                               ==========

NOTE 5 - NATURE OF BUSINESS

CGI Holding Corporation is a holding company which owns 100% of three subsidiaries, Safe Environment Corporation ("SECO-Illinois"), Safe Environment Corporation of Indiana ("SECO-Indiana"), and Trifinity, Inc.("Trifinity").

SAFE ENVIRORNMENT CORPORATION

The Company currently has two subsidiaries involved in the asbestos/lead abatement industry. SECO-Illinois was incorporated in the State of Illinois in 1987 and has been involved in the asbestos abatement industry since its formation. Safe Environment Corporation of Indiana ("SECO-Indiana") was incorporated in the State of Indiana in 1999. SECO-Illinois and SECO-Indiana are collectively referred to as SECO.

The management of SECO deemed it would best serve its operations to concentrate on the Illinois and Indiana markets thereby ceasing its activities in Missouri on October 1, 2000. The Company sold its Missouri based assets for $350,000 plus the assumption of its Missouri based liabilities. This transaction resulted in a one time charge of $243,082.

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

SECO-Illinois markets its services primarily in the State of Illinois, SECO-Indiana markets its services primarily in the State of Indiana The asbestos abatement and lead mitigation industry is currently driven by three markets: industrial, public and commercial.

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

As the asbestos abatement industry matures and the market shrinks, SECO intends to look for other opportunities. SECO's services also include interior demolition, which now constitutes approximately 30% of SECO's business. In addition, SECO has begun developing asbestos and lead operations and maintenance programs to assist building owners in managing their in place asbestos and lead, with large scale removal occurring only to facilitate renovation or prior to building demolitions. SECO is also investigating potential expansion into re-insulation, painting and duct cleaning.

SECO currently employs approximately 18 full time employees who average 40 hours per week. Included in total employees are 10 administrative staff and 8 supervisors. In addition, SECO has a pool of approximately 85 hourly field personnel who are available on an as needed basis.

TRIFINITY

Trifinity, Inc. was incorporated in the State of Illinois in 1999.

Trifinity markets and distributes licensed and house brand personal care products and performs contract liquid filling.

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

SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has two operating segments at the end of 2000: asbestos abatement and liquid filling. The Company disposed of its Ink production division in November of 2000 and it is included as discontinued operations. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation os sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.



                         NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  2000                 1999
                           AMOUNT   PERCENT      AMOUNT   PERCENT

SECO                   $8,341,515     84.01   7,430,125     93.53
TRIFINITY               1,587,668     15.99     513,655      6.47
OTHER                           0         0           0         0
                       ----------    ------  ----------    ------
TOTAL SALES            $9,929,197    100.00  $7,943,780    100.00
                       ==========    ======  ==========    ======

                      OPERATING PROFIT BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT                AMOUNT

SECO                     $401,076           ($1,548,572)
TRIFINITY                  88,824              (357,389)
OTHER                    (510,482)             (194,480)
                       ----------            ----------
TOTAL OPERATING PROFIT   ($20,582)          ($2,100,441)
                       ==========            ==========


                        TOTAL ASSETS BY INDUSTRY SEGMENT
INDUSTRY SEGMENT           AMOUNT    PERCENT     AMOUNT   PERCENT

SECO                   $2,066,611     39.66  $3,892,533     57.05
TRIFINITY               1,505,747     28.89   1,492,477     21.87
OTHER                   1,638,975     31.45     568,577      8.34
DISCONTINUED                    0      0.00     869,338     12.74
                       ----------    ------  ----------    ------
TOTAL ASSETS           $5,211,333    100.00  $6,822,925    100.00
                       ==========    ======  ==========    ======



NOTE 6 - SIGNIFICANT ACCOUNTING POLICIES

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

C. Fixed Assets

All assets are depreciated over their useful life using the 150% declining method.


Note 7 - Accounts Receivable

Accounts receivable at December 31, 2000 consist of the following:

     Currently Due                                $1,850,057
     Retainages                                      144,960
                                                  ----------
                                                  $1,705,097
                                                  ==========

Retainages are due in less than one (1) year.

Note 8 - Notes Payable
                                                Current               Long-Term
                                             -----------          --------------
a.)CIB Bank - Line of Credit
    Interest rate of 8.75% and maturity
    date of May 31, 2001.  This
    note is secured by general assets
    of SECO.                                   $999,692                       0

c.)Marine Bank - Line of Credit
    Note due on 9/1/2001 with an interest
    rate of 10.00%.  The total amount
    available is $600,000                       412,544                       0

                                            -----------          --------------
TOTAL LINE OF CREDIT                         $1,412,236                       0

e.)Union Federal Savings - Equipment Loan
    Note dated 8/20/99 with a 6 year
    amortization and interest rate of
    11.25%                                       79,989                 377,553

f.)Clara Bendersky - Note payable due
    December 31, 2001 with interest
    rate of 10.00%                              150,000                       0

g.)Otto Barth - Note payable due
    June 30, 2001 with interest rate of
    8.25%                                        50,000                       0

h.)Audrey Love- Note payable due
    October 31, 1999 with interest rate of
    8.25%                                       100,000                       0

j.)John English - Note payable dated 7/1/01
    with interest rate of 8.00%                  50,000                       0

i.)Paul Doll - Note Payable due June 30, 2001    35,000                       0
   with an interest rate of 10.00%


l.)Computer Loan
    36 month noted dated September 1999 with
    an interest rate of 15.99%.                     945                       0


p.)Vehicle 5 - payment is $303.05/month.
    Note is secured by the vehicle and has
    an interest rate of 7.65%.                    4,322                       0


s.)Vehicle Loan - 60 month note dated 4/3/99
    with interest rate of 7.59%                   4,699                  12,452

                                             -----------          -------------
Subtotal                                        474,955                 390,005
                                             -----------          -------------
Totals                                       $1,887,191                 390,005
                                             ===========          =============

Principal payments for the next five years are as follows:
        2001                           $1,887,191
        2002                               93,848
        2003                              104,816
        2004                              111,476
        2005                               79,865
                                       ----------
                                       $2,277,196
                                       ==========


NOTE 9 - LEASING COMMITMENTS

The Company leases office and warehouse facilities at a monthly rate of $3,000.00 without a formal agreement.

NOTE 10 - RELATED PARTY TRANSACTIONS

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


NOTE 11 - LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders throughout the year to cover operating expenses. The total outstanding principal balance due as of December 31, 2000 was $180,000. The detail of this principal balance as of December 31, 2000 is as follows:

John Giura           $5,000 -       No repayment terms.  Interest paid
                                    quarterly at 1/2% over the prime rate (loan
                                    to the Company).
Jim Spachman       $175,000 -       No repayment terms.  No interest paid
                                    or accrued ($25,000 loan to the Company and $150,000 loan to SECO-Illinois).


NOTE 12 - INSURANCE

SECO is insured for General Liability by American Alternative Insurance Corporation for $1,000,000 with an aggregate limit of $5,000,000 available as needed on a per job basis. The deductible is $5,000. A.M. Best's Rating for American Alternative Insurance Corporation is A++15.

NOTE 13 - INCOME TAXES

The current tax expense for CGI Holding Corporation for the year ended December 31, 2000 was $161,782 and the deferred tax expense for the same period amounted to $404,754.

The deferred taxes resulted in a Net Operating Loss Carryforward that the Company had from the year ended December 31, 1999. The Company was able to utilize this carryforward of $1,061,256 when the Company disposed of its wholly owned subsidiary, Roli Ink Corporation, on November 13, 2000. This carryover Net Operating Loss resulted in a deferred tax expense to the Company in the amount of $377,767. The remaining $26,987 of deferred tax expenses for 2000 was attributable to depreciation timing differnces in the amount of $125,022 from the Company's book to tax depreciation.

The current tax expense was also the product of the sale of Roli Ink Corporation, which produced $141,735 of Wisconsin state income taxes and $20,047 of federal income taxes.

On December 31, 2000, the Company had a deferred tax liability of $49,652. This is a result of depreciation timing differences.

NOTE 14 - NOTE RECEIVABLE

On October 1, 2000, the Company received a Note Receivable from Barry Ash, personally, and ACS Contractors for the purchase of certain assets of SECO's operating division located in Missouri. The terms of this note were as follows:

1) $50,000 to be paid in January 31, 2001
2) $50,000 to be paid by June 29, 2001
3) $50,000 to be paid by September 28, 2001
4) $200,000 to be paid on December 31, 2001.

This note is to carry no interest unless the note goes into default at which time interest will accrue on any unpaid balances at a rate of 8.0% compounded monthly.

NOTE 15 - GOOD FAITH DEPOSIT

The Company has advanced $470,000 to WorldMall.Com in anticipation of purchasing 100% of the outstanding common stock. WorldMall.Com is a service organization to the internet market.

NOTE 16 - TREASURY STOCK

On March 31, 2000, the Company sold 1,000,000 shares of its common stock at $0.25 per share. The shares were sold with an option agreement that these shares could be repurchased by the Company within nine months at the current market value. These shares were repurchased November 16, 2000 for $0.35 per share.