Form 10QSB
period 2001-03-31
CGI HOLDING CORP
filed 2001-05-16
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

     For the quarterly period ended : March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State of other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

8400 Brrokfield Ave, Brookfield, Illinois               60513
------------------------------------------             --------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code    (708) 387-9200
                                                   -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requiremenst for the past 90 days. Yes [x] No [ ] Yes [ ] No[x]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,416,294 shares of its $0.001 par value common stock as of May 15, 2001.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended March 31, 2001

INDEX

PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Item 2. Managements Discussion and Analysis of Financial Conditions and Results of Operations

PART II.  OTHER INFOMRATION

        Item 1. Legal Proceedings

        Item 2. Changes in Securities

        Item 3. Defaults Upon Senior Securities

        Item 4. Submission of Matters to a Vote of Securities Holders

        Item 5. Other Information

Signature

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS




                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
              MARCH 31, 2001, DECEMBER 31, 2000 AND MARCH 31, 2000
                                   (UNAUDITED)

                                       MARCH 31    DECEMBER 31,  MARCH 31
                                         2001         2000         2000
                                      ------------ ------------ ------------

CURRENT ASSETS
Cash                                      133,335      582,972       77,633
Accounts Receivable                     2,918,226    2,100,057    2,714,714
Allowance for Bad Debts                  (112,855)     (62,854)     (67,489)
Inventory                                 653,989      616,062      678,309
Other Current Assets                      115,420       22,304      107,505
Note Receivable                           350,000      350,000            -
Costs and Estimated Earnings in
    Excess of Billings                          -            -       86,694
Refundable Income Taxes                         -            -      211,029
Deferred Tax Asset                        221,265            -      343,500
Current Assets of Discontinued Operations       -            -      661,234
                                      ------------ ------------ ------------

Total Current Assets                    4,279,381    3,608,541    4,813,129
                                      ------------ ------------ ------------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet              934,405      915,214    1,587,840
Less:Accumulated Depreciation            (217,400)    (188,631)    (266,214)
                                      ------------ ------------ ------------
    Subtotal                              717,006      726,583    1,321,626
Fixed Assets of Discontinued Operations(Net)    -            -      164,481
                                      ------------ ------------ ------------
NET PROPERTY, PLANT AND EQUIPMENT         717,006      726,583    1,486,107
                                      ------------ ------------ ------------

OTHER ASSETS
Goodwill                                2,843,308      316,716      510,981
Other Assets                              251,124       89,493       96,475
Goodfaith Deposits                         80,000      470,000            -
                                      ------------ ------------ ------------
TOTAL OTHER ASSETS                      3,174,432      876,209      607,456
                                      ------------ ------------ ------------

TOTAL ASSETS                            8,170,819    5,211,333    6,906,691
                                      ============ ============ ============



CURRENT LIABILITIES
Current Portion of Long Term Debt         391,856      474,955      568,270
Notes Payable-Line of Credit            1,299,996    1,412,236    2,068,499
Accounts Payable                          938,898      579,493      657,796
Short-Term Borrowings                     150,000      150,000      152,050
Accrued Corporate Taxes                   216,242      131,808        7,198
Accrued Liabilities                       436,596      196,535      193,503
Loan Payable- Shareholder                       -            -      315,000
Current Liabilities of Discontinued Operations  -            -      307,612
                                      ------------ ------------ ------------

TOTAL CURRENT LIABILITIES               3,433,588    2,945,027    4,269,927
                                      ------------ ------------ ------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion    475,920      390,005      820,009
Deferred Income Tax                        49,652       49,652       22,665
Loan Payable-Shareholder                  300,000      180,000      300,000
Long Term Liabilities of
  Discontinued Operations                                    -      104,762
                                      ------------ ------------ ------------
TOTAL LONG TERM LIABILITIES               825,572      619,657    1,247,436
                                      ------------ ------------ ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                    -            -            -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
11,129,779 shares issued and
outstanding                                17,416       11,230       11,230
Additional Paid In Capital              4,969,150    3,119,381    3,119,381
Retained Earnings                        (724,907)  (1,133,962)  (1,741,283)
Treasury Stock                           (350,000)    (350,000)           -
                                      ------------ ------------ ------------

TOTAL STOCKHOLDERS' EQUITY              3,911,659    1,646,649    1,389,328
                                      ------------ ------------ ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                8,170,819    5,211,333    6,906,691
                                      ============ ============ ============


                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                            COMMON   COMMON   PAID-IN    RETAINED    TREASURY
                            SHARES    STOCK   CAPITAL    EARNINGS     STOCK
                          ---------- -------- --------- ----------  ------------

COMMON SHARES $0.001
  PAR VALUE

BALANCE: JANUARY 1, 2001  10,229,779  11,230  3,119,381 (1,133,961) (350,000.00)

ISSUED 6,186,515 IN THE
PURCHASE OR WORLDMALL.COM
ON MARCH 27, 2001          6,186,515   6,186  1,849,769

NET PROFIT                                                 409,054
                          ---------- -------- --------- ----------  ------------

BALANCE: MARCH 31, 2001   16,416,294   17,416 4,969,150   (724,907)    (350,000)
                          ========== ======== ========= ==========  ============


                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31
                                      ------------ ------------
                                         2001         2000
                                      ------------ ------------

SALES                                   2,804,558    2,512,603

COST OF GOODS SOLD                      1,575,148    1,679,797
                                      ------------ ------------

GROSS PROFIT                            1,229,410      832,805

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                   589,960      671,755
                                      ------------ ------------

INCOME FROM OPERATIONS                    639,450      161,050
                                      ------------ -------------

OTHER INCOME (EXPENSES)
    Other Income                           38,030        1,200
    Interest Income                         3,075            -
    Interest Expense                      (55,260)    (100,971)
                                      ------------ ------------

TOTAL OTHER INCOME (EXPENSE)              (14,154)     (99,771)
                                      ------------ -------------

INCOME BEFORE CORPORATE
INCOME TAXES                              625,296       61,279

INCOME TAX PROVISION                      216,242       15,483
                                      ------------ ------------

NET INCOME FROM
    CONTINUING OPERATIONS                 409,054       45,796

DISCONTINUED OPERATIONS
(NET OF TAX OF $25,982)                         -       76,844
                                      ------------ ------------

NET INCOME                                409,054      122,640
                                      ============ =============

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                 $0.039      $0.0045
                                      ============ ============

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS               $0.000      $0.0075
                                      ============ ============

NET INCOME PER COMMON SHARE                $0.039      $0.0120
                                      ============ ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              10,504,735   10,262,037
                                      ============ ============



                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                    (AUDITED)
                                                       THREE MONTHS ENDED

                                                           MARCH 31

                                                      2001         2000
                                                   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit                                         409,054      122,640
Non-Cash Items Included in Net Profit
    Depreciation                                        25,600       61,402
    Amortization                                         7,587       11,051
    Allowance for Bad Debts                                  -     (100,000)
OTHER CHANGES:
Change in Accounts Receivable                         (342,447)     (72,824)
Change in Inventory                                    (37,927)     (65,130)
Change in Other Current Assets                            (845)      66,669
Change in Costs and Estimated Earnings
    Over Billings                                            -      (12,540)
Change in Prepaid Corporate Taxes
Change in other Assets                                 (36,749)       1,777
Change in Accounts Payable                              (5,881)      (9,396)
Change in Accrued Expenses                              56,541       25,989
Change in Accrued Income Taxes                          84,434      (14,114)
Change in Deferred Taxes                                     -       34,267
Change in Good Faith Deposit                          (349,500)           -
                                                   ------------ ------------
NET CASH CHANGE FROM OPERATING ACTIVITIES             (190,133)      49,791
                                                   ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Fixed Assets Acquired                                   -         (993)
                                                   ------------ ------------
NET CASH CHANGE FROM INVESTING ACTIVITIES                    -         (993)
                                                   ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Debt                                    (282,174)    (266,354)
    Proceeds from Sale of Stock                              -      225,000
                                                   ------------ ------------
NET CASH CHANGE FROM FINANCING ACTIVITIES             (282,174)     (41,354)
                                                   ------------ ------------

NET CASH CHANGE                                       (472,307)       7,444

CASH RECEIVED IN ACQUISITION                            22,670            -

CASH BALANCE:JANUARY 1                                 582,972      117,190
                                                   ------------ ------------

CASH BALANCE: MARCH 31                                 133,335      124,634
                                                   ============ ============

Supplemental Information
    Interest Paid                                       55,260      108,614
    Income Taxes Paid                                  131,808       14,114

Supplemental Schedule Of Noncash Investing and Financing Activities

On March 27, 2001, the Company issued  6,186,515 shares of its common stock in a
merger  with   WorldMall.Com.   The  Company  received  assets  of  681,568  and
liabilities of $841,557 and realized goodwill of $2,534,179.

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - MERGER WITH WORLDMALL.COM

The Company acquired the common stock WorldMall.Com on March 27, 2001. Pursuant to the merger all the issued and outstanding shares of common stock of WorldMall.Com were converted into shares of voting common stock of CGI Holding Corporation. At the time of the merger, 9,331,903 shares of WorldMall.Com were converted to 6,186,515 shares of CGI Holding Corporation. The market value of CGI stock on the date of the merger was $0.30 per share.

WorldMall.Com was incorporated in October, 1999 in the State of New York. It is presently engaged in the internet industry and provides web site development, hosting, suport, maintenance and an on-line shopping mall through which web sites may be accessed.

The transaction was accounted for using the purchase method of accounting. The balance sheet included in this filing reflects the acquisition of WorldMall.Com.


NOTE 2 - NOTES PAYABLE

                                              CURRENT              LONG-TERM

A. CIB BANK LINE OF CREDIT
   Interest rate of 8.75% and maturity
   date of May 31, 2001.  This note is
   secured by the general assets of
   SECO.                                       691,192                     -

B. MARINE BANK-LINE OF CREDIT
   Note is due on 9/1/01 with an interest
   rate of 10.00%.  The total amount
   available is $600,000.                      558,804                     -

C. M & T BANK - LINE OF CREDIT                  50,000                     -
                                            -----------            -----------

TOTAL LINE OF CREDIT                         1,299,996                     -

D. UNION FEDERAL SAVINGS
   Note dated 8/20/99 with a 6 year
   amortization and interest rate of
   11.25%.                                      81,231               357,385

E. OTTO BARTH
   Note payable due June 30, 2001
   with interest rate of 8.25%.                 50,000                     -

F. AUDREY LOVE
   Note payable due October 30, 1999
   with an interest rate of 8.25%.             100,000                     -

G. JOHN ENGLISH
   Note payabel due 7/1/01 with interest
   rate of 8.00%.                               50,000                     -

H. PAUL DOLL
   Note payable due June 1, 2001 with
   interest rate of 10.00%.                     35,000                     -

I. COMPUTER LOAN
   36 month note dated September 1999
   with an interest rate of 15.99%.                209                     -

J. VEHICLE LOAN
   Payable at $303.05/month with interest
   rate of 7.65%.                                4,050                     -

K. VEHICLE LOAN
   60 month note dated 4/3/99 with
   interest rate of 7.59%.                       4,699                12,452

L. HIGH FALLS DEVELOPMENT
   Installment noted with interest rate
   of prime plus two                            66,667               106,083
                                             ----------            ----------

TOTALS                                       1,691,852               475,920
                                             ==========            ==========

NOTE 3 - LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of March 31, 2001 was $230,000. The details of the balance on March 31, 2001 were as follows.

Jim Spachman            $175,000 -   No repayment terms.  Interest paid monthly
                                     as 10.00%.

John Giura                55,000 -   No repayment terms. No interest paid or
                                     accrued.

Pat Martin                70,000 -   No repayment terms. No interest paid or
                                     accrued.


NOTE 4 - The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the three months ended March 31, 2001 and 2000.

NOTE 5 - PRO FORMA STATEMENT OF OPERATIONS

The following pro forma results of operations include the operations of WorldMall.Com for the the period spresented.

                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         MARCH 31
                                           ----------------- -----------------
                                                 2001              2000
                                           ----------------- -----------------

SALES                                             3,248,968         2,605,845

COST OF GOODS SOLD                                1,908,793         1,680,412
                                           ----------------- -----------------

GROSS PROFIT                                      1,340,175           925,433

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             903,872           844,651
                                           ----------------- -----------------

INCOME FROM OPERATIONS                              436,303            80,782
                                           ----------------- -----------------

OTHER INCOME (EXPENSES)
    Other Income                                     38,030             1,200
    Interest Income                                   3,075                 -
    Interest Expense                                (75,283)         (102,507)
                                           ----------------- -----------------

TOTAL OTHER INCOME (EXPENSE)                        (34,178)         (101,307)
                                           ----------------- -----------------

INCOME BEFORE CORPORATE
INCOME TAXES                                        402,125           (20,525)

INCOME TAX PROVISION                                140,744            (3,078)
                                           ----------------- -----------------

NET INCOME FROM
    CONTINUING OPERATIONS                           261,381           (17,447)

DISCONTINUED OPERATIONS
(NET OF TAX OF $25,982)                                   -            76,844
                                           ----------------- -----------------

NET INCOME                                          261,381            59,397
                                           ================= =================

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                           $0.025          ($0.0017)
                                           ================= =================

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                         $0.000           $0.0075
                                           ================= =================

NET INCOME PER COMMON SHARE                          $0.025           $0.0058
                                           ================= =================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        10,504,735        10,262,037
                                           ================= =================

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCIAL CONDITIONS

The Company's total assets at March 31, 2001 were $8,170,819 which represents an increase over last year in the amount of $2,959,486 and $1,264,128 over the same quarter last year. This increase is mainly attributable to the merger with WorldMall.Com on March 27, 2001 which is detailed in the financial statement footnotes. Correspondingly, total debt increased $694,476 from last quarter and decreased $1,258,203 from the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the first quarter was a negative $282,174 compared to a negative $41,354 for the first quarter of 2000. During the quarter the Company advanced WorldMall.Com $269,500 in anticipation of its merger on March 27, 2001.

Working capital at the end of this quarter was $845,793. This compares to working capital of $543,202 at the end of the first quarter of 2000. Current short term debt at March 31, 2001 was $1,841,852 compared to $2,788,819 at March 31, 2000.

RESULTS OF OPERATIONS

Sales for the first quarter of 2001 were $2,804,558 representing an increase of $291,955 or 11.62 percent over the same quarter last year. This increase in sales was a result of contract income by the SECO companies. Gross margins increased this quarter $396,604 over the same quarter last year. Gross margin percentage this year was 43.84% versus 33.15% last year. Again, this profitability was achieved by the SECO Companies.

Selling and administrative expenses were $589,960 representing a decrease from last year in the amount of $78,480.

Interest expense for the quarter was $55,260 compared to $100,971 for the first quarter of 2000. When the Company sold its Roli Ink Subsidiary in the fourth quarter of 2000, much of the proceeds were applied to debt reduction.

Net income for the quarter was $409,054 or $0.039 per share compared to $45,796 from continuing operations last year of $0.0045 per share.



Segment Analysis

                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED MARCH 31, 2001

                             SECO       TRIFINITY        CGI      CONSOLIDATED
                         ------------- ------------- ------------ --------------

SALES                       2,358,699       445,859            -      2,804,558

COST OF SALES               1,341,298       233,850            -      1,575,148
                         ------------- ------------- ------------ --------------

GROSS PROFIT                1,017,401       212,009            -      1,229,410

SELLING AND
  ADMINISTRATION              354,640       173,796       61,524        589,960
                         ------------- ------------- ------------ --------------

INCOME FROM
  OPERATIONS                  662,761        38,213      (61,524)       639,450
                         ------------- ------------- ------------ --------------

OTHER INCOME (EXPENSE)

OTHER INCOME                   38,030             -            -         38,030
INTEREST INCOME                     -             -        3,075          3,075
INTEREST EXPENSE              (25,576)      (23,809)      (5,875)       (55,260)
                         ------------- ------------- ------------ --------------

TOTAL                          12,455       (23,809)      (2,800)       (14,154)
                         ------------- ------------- ------------ --------------

INCOME BEFORE TAXES           675,216        14,404      (64,324)       625,296
                         ============= ============= ============ ==============


                                              INDUSTRY SEGMENT
                                             THREE MONTHS ENDED MARCH 31, 2000

                             SECO       TRIFINITY        CGI      CONSOLIDATED
                         ------------- ------------- ------------ --------------

SALES                       1,979,262       533,341            -      2,512,603

COST OF SALES               1,374,989       304,808            -      1,679,797
                         ------------- ------------- ------------ --------------
GROSS PROFIT                  604,273       228,533            -        832,806

SELLING AND
  ADMINISTRATION              482,564       169,491       19,700        671,755
                         ------------- ------------- ------------ --------------

INCOME FROM
  OPERATIONS                  121,709        59,042      (19,700)       161,051
                         ------------- ------------- ------------ --------------

OTHER INCOME (EXPENSE)

OTHER INCOME                        -         1,200            -          1,200
INTEREST INCOME                     -             -            -              -
INTEREST EXPENSE              (52,788)      (24,455)     (23,729)      (100,972)
                         ------------- ------------- ------------ --------------

TOTAL                         (52,788)      (23,255)     (23,729)       (99,772)
                         ------------- ------------- ------------ --------------

INCOME BEFORE TAXES            68,921        35,787      (43,429)        61,279
                         ============= ============= ============ ==============

Forward Looking Statements

This report included forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements contain information regarding growth and earnings expectations based on the Company's current assumptions involving a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward looking statements, including, without limitation, adverse business or market conditions: the ability of the Company to secure and satisfy customers: and adverse competitive developments. Readers are cautioned not to place undue reliance on forward looking statements.


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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFOMRATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CGI HOLDING CORPORATION

DATED: MAY 15, 2001                   BY: /S/  JOHN GIURA
                                     ----------------------------------------
                                      John Giura, Director, President and
                                      Chief Financial Officer

DATED: MAY 15, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title

/s/ John Giura                 President, Director and Chief Financial Officer
--------------------
John Giura


/s/ Jaime Bendersky            Director
----------------------
Jaime Bendersky