Form 10QSB
period 2001-06-30
CGI HOLDING CORP
filed 2001-08-16
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

     For the quarterly period ended : June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,416,294 shares of its $0.001 par value common stock as of August 10, 2001.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended June 30, 2001

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

        Item 5. Other Information

Signature

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
               JUNE 30, 2001, DECEMBER 31, 2000 AND JUNE 30, 2000
                                   (UNAUDITED)

                                  JUNE 30         DECEMBER 31,         JUNE 30
                                    2001              2000              2000
                                -----------       -----------      -------------

CURRENT ASSETS
Cash                               117,148           582,972            103,562
Accounts Receivable              2,740,480         2,100,057          3,694,577
Allowance for Bad Debts           (104,854)          (62,854)           (67,489)
Inventory                          640,126           616,062            624,353
Other Current Assets                98,516            22,304             85,688
Note Receivable                    350,000           350,000                  -
Joint Venture Receivable           876,990                 -                  -
Refundable Income Taxes                  -                 -             67,092
Deferred Tax Asset                 221,265                 -            195,308
Current Assets of
   Discontinued Operations               -                 -            653,439

                                -----------       -----------      -------------
Total Current Assets             4,939,672          3,608,541         5,356,529

                                -----------       -----------      -------------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet       990,983           915,214          1,589,366
Less:Accumulated Depreciation     (244,159)         (188,631)          (319,011)
                                -----------       -----------      -------------
    Subtotal                       746,824           726,583          1,270,355
Fixed Assets of
   Discontinued Operations(Net)          -                 -            160,936
                                -----------       -----------      -------------

NET PROPERTY, PLANT AND EQUIPMENT  746,824           726,583          1,431,291
                                -----------       -----------      -------------

OTHER ASSETS
Goodwill                         2,709,012           316,716            499,929
Other Assets                       196,991            89,493             93,997
Goodfaith Deposits                  80,000           470,000                  -
                                -----------       -----------      -------------
TOTAL OTHER ASSETS               2,986,003           876,209            593,926
                                -----------       -----------      -------------
TOTAL ASSETS                     8,672,499         5,211,333          7,381,746
                                ===========       ===========      =============

CURRENT LIABILITIES
Current Portion of Long Term Debt  826,727           474,955            782,220
Notes Payable-Line of Credit       494,904         1,412,236          2,284,503
Accounts Payable                   789,498           579,493            835,560
Short-Term Borrowings              100,000           150,000            152,050
Deferred Revenue                   364,361                 -                  -
Accrued Corporate Taxes            361,078           131,808                  -
Accrued Liabilities                180,808           196,535            225,372
Loan Payable- Shareholder          467,000                 -            615,000
Current Liabilities of
   Discontinued Operations               -                 -            178,274
                                -----------       -----------      -------------

TOTAL CURRENT LIABILITIES        3,584,376         2,945,027          5,072,979
                                -----------       -----------      -------------

LONG TERM LIABILITIES
Long-Term Debt, Net of
    Current Portion                707,612           390,005            583,573
Deferred Income Tax                 49,652            49,652             12,145
Loan Payable-Shareholder           286,637           180,000                  -
Long Term Liabilities of
   Discontinued Operations               -                 -            108,838
                                -----------       -----------      -------------

TOTAL LONG TERM LIABILITIES      1,043,901           619,657            704,556
                                -----------       -----------      -------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding             -                 -                  -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
17,416,294 shares issued and
16,416,294 outstanding              17,416            11,230             11,230
Additional Paid In Capital       4,969,150         3,119,381          3,119,381
Retained Earnings                 (592,344)       (1,133,962)        (1,526,400)
Treasury Stock                    (350,000)         (350,000)                 -
                                -----------       -----------      -------------
TOTAL STOCKHOLDERS' EQUITY       4,044,222         1,646,649          1,604,211

                                -----------       -----------      -------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY         8,672,499         5,211,333          7,381,746
                                ===========       ===========      =============


                         CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)


                               COMMON    COMMON   PAID-IN    RETAINED   TREASURY
                               SHARES    STOCK    CAPITAL    EARNINGS    STOCK
                             ----------- ------  ---------  --------- ----------

COMMON SHARES $0.001 PAR VALUE

BALANCE: JANUARY 1, 2001      10,229,779 11,230  3,119,381 (1,133,961) (350,000)

ISSUED 6,186,515 IN THE
PURCHASE OF WORLDMALL.COM
ON MARCH 27, 2001              6,186,515  6,186  1,849,769

NET PROFIT                                                    541,617
                             ----------- ------  ---------  --------- ----------

BALANCE: JUNE 30, 2001        16,416,294 17,416  4,969,150   (592,344) (350,000)
                             =========== ======  =========  ========= ==========


                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                 SIX MONTHS ENDED           THREE MONTHS ENDED
                                    JUNE 30                       JUNE 30

                             ---------     ---------    ----------   ----------
                                2001          2000          2001         2000
                             ---------     ---------    ----------   ----------

SALES                        5,826,936     5,842,415     3,022,378    3,329,813

COST OF GOODS SOLD           3,164,054     3,924,971     1,588,906    2,245,173
                             ---------     ---------    ----------   ----------

GROSS PROFIT                 2,662,882     1,917,445     1,433,472    1,084,640

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES      1,756,041     1,504,670     1,166,081      832,915
                             ---------     ---------    ----------   ----------

INCOME FROM OPERATIONS         906,841       412,775       267,391      251,725
                             ---------     ---------    ----------   ----------

OTHER INCOME (EXPENSES)
    Other Income               107,479        70,342        69,449       69,142
    Interest Income              3,095             -            20            -
    Interest Expense          (114,719)     (184,698)      (59,460)     (83,726)

                             ---------     ---------    ----------   ----------
TOTAL OTHER INCOME (EXPENSE)    (4,146)     (114,356)       10,009      (14,584)

                             ---------     ---------    ----------   ----------
INCOME BEFORE CORPORATE
INCOME TAXES                   902,695       298,419       277,400      237,141

INCOME TAX PROVISION           361,078       110,730       144,836       95,247
                             ---------     ---------    ----------   ----------

NET INCOME FROM
    CONTINUING OPERATIONS      541,617       187,689       132,564      141,894

DISCONTINUED OPERATIONS
(NET OF TAX OF $88,389 AND
62,406)                              -       149,834             -       72,990
                             ---------     ---------    ----------   ----------

NET INCOME                     541,617       337,523       132,564      214,884
                             =========     =========    ==========   ==========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS      $0.040       $0.0175        $0.008      $0.0126
                             =========     =========    ==========   ==========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS    $0.000       $0.0140        $0.000      $0.0065
                             =========     =========    ==========   ==========

NET INCOME PER COMMON SHARE     $0.040       $0.0314        $0.008      $0.0191
                             =========     =========    ==========   ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   13,476,845    10,732,541    16,416,294   11,229,779
                             =========     =========    ==========   ==========


                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                    (UNAUDITED)
                                                     SIX MONTHS ENDED
                                                          JUNE 30
                                                  2001              2000
                                            -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit                                    541,617            337,523
Non-Cash Items Included in Net Profit
    Depreciation                                   52,359            122,825
    Amortization                                  141,883             26,607
    Allowance for Bad Debts                        (8,001)          (100,000)
OTHER CHANGES:
Change in Accounts Receivable                  (1,041,692)        (1,055,400)
Change in Inventory                               (24,064)            14,957
Change in Prepaid Corporate Taxes                       -            143,937
Change in Other Current Assets                     16,059             88,485
Change in Costs and Estimated Earnings
    Over Billings                                       -             74,154
Change in other Assets                             17,384               (250)
Change in Accounts Payable                       (155,281)           149,730
Change in Accrued Expenses                       (199,245)            47,159
Change in Accrued Income Taxes                    229,270            (21,312)
Change in Deferred Revenue                        364,361                  -
Change in Deferred Taxes                                -            182,459
Change in Good Faith Deposit                     (349,500)                 -

                                            -----------------  ----------------
NET CASH CHANGE FROM OPERATING ACTIVITIES        (414,850)            10,874
                                            -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired                         (56,578)            (7,600)
                                            -----------------  ----------------
NET CASH CHANGE FROM INVESTING ACTIVITIES         (56,578)            (7,600)
                                            -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Debt                                (17,066)          (179,280)
    Proceeds from Sale of Stock                         -            225,000
                                            -----------------  ----------------

NET CASH CHANGE FROM FINANCING ACTIVITIES         (17,066)            45,720
                                            -----------------  ----------------

NET CASH CHANGE                                  (488,494)            48,994

CASH RECEIVED IN ACQUISITION                       22,670                  -

CASH BALANCE:JANUARY 1                            582,972            117,190

                                            -----------------  ----------------
CASH BALANCE: JUNE 30                             117,148            166,184
                                            =================  ================

Supplemental Information
    Interest Paid                                 114,719            178,716
    Income Taxes Paid                             131,808           (100,595)

Supplemental Schedule of Non Cash Investing and Financing Activities

On March 27, 2001, the Company issued  6,186,515  shares f its common stock in a
merger  with  WorldMall.Com.   The  Company  received  assets  of  $681,568  and
liabilities of $841,557 and realized goodwill of $2,534,179.



                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001


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

NOTE 2 - USE OF ESTIMATES

The Company follows generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the attached financial statements and accompanying notes. Actual results could differ from estimates.


NOTE 3 - NOTES PAYABLE

                                                 CURRENT           LONG-TERM


A.   M & T BANK
     Note is a line of credit for the Company's
     operating subsidiary WorldMall.Com               70,100                  -


B.   MARINE BANK-LINE OF CREDIT
     Note is due on 9/1/01 with an interest
     rate of 10.00%.  The total amount
     available is $600,000.                          424,804                  -
                                              ---------------   ----------------

TOTAL LINE OF CREDIT                                 494,904                  -

C.   UNION FEDERAL SAVINGS
     Note dated 8/20/99 with a 6 year
     amortization and interest rate of
     11.25%.                                          83,537            335,616

D.   OTTO BARTH
     Note payable due June 30, 2002
     with interest rate of 8.25%.                     50,000                  -

E.   AUDREY LOVE
     Note payable due October 30, 2001
     with an interest rate of 8.25%.                 100,000                  -

F.   JOHN ENGLISH
     Note payable due 7/1/01 with interest
     rate of 8.00%.                                  250,000                  -

G.   PAUL DOLL
     Note payable due December 1, 2001 with
     interest rate of 10.00%.                         35,000                  -

H.   JOHN DIMARIA
     Note payable due September 15, 2001
     with interest rate of 10%                       100,000                  -

I.   COLE TAYLOR BANK
     This note is dated June 29, 2001 carrying an
     interest rate of prime plus 2 for 36 months.
     Payments are $11,111.11 plus interest.          133,333            266,667

J.   VEHICLE LOAN
     Payable at $303.05/month with interest
     rate of 7.65%.                                    3,490                  -

K.   VEHICLE LOAN
     60 month note dated 4/3/99 with
     interest rate of 7.59%.                           4,699              7,547

L.   HIGH FALLS DEVELOPMENT
     Note dated August 25, 2000 at prime plus 2.
     Payments are $5,555.56 principle plus interest.  66,667             97,782

                                              ---------------   ----------------

TOTALS                                             1,321,631            707,612
                                              ===============   ================



NOTE 3 - LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of June 30, 2001 was $753,637. The details of the balance on June 30, 2001 were as follows.

Jim Spachman            $185,000 -   No repayment terms.  Interest paid monthly
                                     as 10.00%.

John Giura               101,637 -   No repayment terms.

Pat Martin                67,000 -   No repayment terms.

Jaime Bendersky          300,000 -   Short term note with an interest rate of
                                     10%.

Michael Balkin           100,000 -   Note Due August 22, 2001 with an interest
                                     rate of 10%.


NOTE 4 - The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the six months ended June 30, 2001 and 2000.

NOTE 5 - PRO FORMA STATEMENT OF OPERATIONS

The following pro forma results of operations include the operations of WorldMall.Com for the the periods presented.

                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                          JUNE 30

                                           ----------------- -----------------
                                                 2001              2000
                                           ----------------- -----------------

SALES                                             6,271,347         5,935,657

COST OF GOODS SOLD                                3,497,700         3,925,585
                                           ----------------- -----------------

GROSS PROFIT                                      2,773,647         2,010,072

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           2,069,953         1,677,566
                                           ----------------- -----------------

INCOME FROM OPERATIONS                              703,694           332,506
                                           ----------------- -----------------

OTHER INCOME (EXPENSES)
    Other Income                                    107,479            70,342
    Interest Income                                   3,095                 -
    Interest Expense                               (134,743)         (186,234)
                                           ----------------- -----------------

TOTAL OTHER INCOME (EXPENSE)                        (24,169)         (115,892)
                                           ----------------- -----------------

INCOME BEFORE CORPORATE
INCOME TAXES                                        679,525           216,614

INCOME TAX PROVISION                                265,015            84,479
                                           ----------------- -----------------

NET INCOME FROM
    CONTINUING OPERATIONS                           414,510           132,135

DISCONTINUED OPERATIONS
(NET OF TAX OF $25,982)                                   -           149,834
                                           ----------------- -----------------

NET INCOME                                          414,510           281,969
                                           ================= =================

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                           $0.031           $0.0123
                                           ================= =================

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                         $0.000           $0.0140
                                           ================= =================

NET INCOME PER COMMON SHARE                          $0.031           $0.0263
                                           ================= =================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        13,476,845        10,732,541
                                           ================= =================

NOTE 6 - GOODWILL

Goodwill  in  the  amount  of  $2,534,179   was  realized  in  the  purchase  of
WorldMall.com on March 27, 2001. This is being amortized using the straight line method over a period of five years or $126,709 per quarter.





ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCIAL CONDITIONS

The Company's total assets at June 30, 2001 were $8,672,499 which represents an increase over last year in the amount of $3,461,66 and $1,290,753 over the same quarter last year. This increase is mainly attributable to the merger with WorldMall.Com on March 27, 2001 which is detailed in the financial statement footnotes. Correspondingly, total debt increased $275,684 from year end and decreased $1,534,466 from the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the first six months was a negative $414,850 compared to a positive $10,874 for the first six months of 2000. During the year the Company advanced WorldMall.Com $269,500 prior to there merger on March 27, 2001. These funds were part of the merger agreement.

Working capital at the end of this quarter was $1,355,296. This compares to working capital of $283,550 at the end of the second quarter of 2000. Current short term debt at June 30, 2001 was $1,888,631 compared to $3,833,773 at June 30, 2000.

RESULTS OF OPERATIONS

Sales for the first six months of 2001 were $5,826,936 representing an decrease of $15,479 or less than one quarter percent over the same period last year. The loss of Roli Ink's sales was made up by the increased contract income of the SECO companies. Gross margins increased this year $745,437 over the same quarter last year. Gross margin percentage this year was 45.70% versus 32.82% last year. This profitability was achieved by improved bidding and job selection by the SECO Companies.

Selling and administrative expenses were $1,756,041 representing a decrease from last year in the amount of $251,371. The Company is currently amortizing goodwill related to the purchase of WorldMall.Com in the amount of $126,079 per quarter.

Interest expense for the six months ended June 30, 2001 was $114,719 compared to $184,698 for the first six months of 2000. When the Company sold its Roli Ink Subsidiary in the fourth quarter of 2000, much of the proceeds were applied to debt reduction. The Company has also increased its short term borrowings in the first half of 2001 to finance a few large jobs for the SECO Companies.

Net income for the first six months was $541,617 or $0.040 per share compared to $187,689 from continuing operations last year or $0.0175 per share.



Segment Analysis


                                INDUSTRY SEGMENT
                         SIX MONTHS ENDED JUNE 30, 2001

                   SECO     TRIFINITY   WORLDMALL      CGI         CONSOLIDATED
                 ---------  ---------   ---------   ---------      ------------

SALES            4,498,981   879,783      448,172          -         5,826,936

COST OF SALES    2,403,180   451,848      309,027          -         3,164,055

                ---------  ---------   ---------   ---------      ------------
GROSS PROFIT     2,095,801   427,935      139,145          -         2,662,881

SELLING AND
  ADMINISTRATION   801,372   331,111      341,109     282,449        1,756,041
                 ---------  ---------   ---------   ---------      ------------

INCOME FROM
  OPERATIONS     1,294,429    96,824     (201,964)   (282,449)         906,840
                 ---------  ---------   ---------   ---------      ------------

OTHER INCOME (EXPENSE)

OTHER INCOME       107,479         -            -           -          107,479
INTEREST INCOME          -         -                    3,095            3,095
INTEREST EXPENSE   (41,707)  (45,866)      (9,321)    (17,825)        (114,719)
                 ---------  ---------   ---------   ---------      ------------

TOTAL               65,772   (45,866)      (9,321)    (14,730)          (4,145)

                 ---------  ---------   ---------   ---------      ------------
INCOME BEFORE
   TAXES         1,360,201    50,958     (211,285)   (297,179)         902,695
                 =========  =========   ==========  =========      ============


                                INDUSTRY SEGMENT
                        SIX MONTHS ENDED JUNE 30, 2000


                                                                        ROLI
                        SECO     TRIFINITY     CGI     CONSOLIDATED DISCONTINUED
                     ----------  --------- ----------  ------------ ------------

SALES                 4,986,382    856,034          -    5,842,416   1,463,145

COST OF SALES         3,423,053    501,917          -    3,924,970     775,676
                     ----------  --------- ----------  ------------ ------------

GROSS PROFIT          1,563,329    354,117          -    1,917,446     687,469

SELLING AND
  ADMINISTRATION      1,141,333    298,673     64,665    1,504,671     435,748
                     ----------  --------- ----------  ------------ ------------

INCOME FROM
  OPERATIONS            421,996     55,444    (64,665)     412,775     251,721
                     ----------  --------- ----------  ------------ ------------

OTHER INCOME (EXPENSE)

OTHER INCOME             67,867      2,475          -       70,342           -
INTEREST INCOME               -          -          -            -           -
INTEREST EXPENSE        (96,190)   (49,904)   (38,604)    (184,698)    (13,499)
                     ----------  --------- ----------  ------------ ------------

TOTAL                   (28,323)   (47,429)   (38,604)    (114,356)    (13,499)
                     ----------  --------- ----------  ------------ ------------

INCOME BEFORE TAXES     393,673      8,015   (103,269)     298,419     238,222
                     ==========  ========= ==========  ============ ============




                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 2001

                        SECO     TRIFINITY   WORLDMALL       CGI    CONSOLIDATED
                     ---------   ---------   ---------    --------- ------------

SALES                2,140,282     433,924     448,172           -    3,022,378

COST OF SALES        1,061,882     217,998     309,026           -    1,588,906

                     ---------   ---------   ---------    --------- ------------
GROSS PROFIT         1,078,400     215,926     139,146           -    1,433,472

SELLING AND
  ADMINISTRATION       446,732     157,315     341,109     220,925    1,166,081
                     ---------   ---------   ---------    --------- ------------

INCOME FROM
  OPERATIONS           631,668      58,611    (201,963)   (220,925)     267,391
                     ---------   ---------   ---------    --------- ------------

OTHER INCOME (EXPENSE)

OTHER INCOME            69,449           -           -           -       69,449
INTEREST INCOME              -           -           -          20           20
INTEREST EXPENSE       (16,132)    (22,057)     (9,321)    (11,950)     (59,460)
                     ---------   ---------   ---------    --------- ------------

TOTAL                   53,317     (22,057)     (9,321)    (11,930)      10,009
                     ---------   ---------   ---------    --------- ------------

INCOME BEFORE TAXES    684,985      36,554    (211,284)   (232,855)     277,400
                     =========   =========   =========    ========= ============


                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 2000

                       SECO     TRIFINITY      CGI     CONSOLIDATED     ROLI
                                                                    DISCONTINUED
                    ----------  ---------   ---------  ------------ ------------

SALES                3,007,120    322,693          -      3,329,813     740,011

COST OF SALES        2,048,064    197,109          -      2,245,173     388,575
                    ----------  ---------   ---------  ------------ ------------

GROSS PROFIT           959,056    125,584          -      1,084,640     351,436

SELLING AND
  ADMINISTRATION       658,769    129,181     44,965        832,915     210,183
                    ----------  ---------   ---------  ------------ ------------

INCOME FROM
  OPERATIONS           300,287     (3,597)   (44,965)       251,725     141,253
                    ----------  ---------   ---------  ------------ ------------

OTHER INCOME (EXPENSE)

OTHER INCOME            67,867      1,275          -         69,142           -
INTEREST INCOME              -          -          -              -           -
INTEREST EXPENSE       (43,402)   (25,449)   (14,875)       (83,726)     (5,857)

                    ----------  ---------   ---------  ------------ ------------
TOTAL                   24,465    (24,174)   (14,875)       (14,584)     (5,857)

                    ----------  ---------   ---------  ------------ ------------
INCOME BEFORE TAXES    324,752    (27,771)   (59,840)       237,141     135,396
                    ==========  =========   =========  ============ ============



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

NONE

ITEM 5. OTHER INFOMRATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CGI HOLDING CORPORATION

DATED: AUGUST 15, 2001                BY: /S/  JOHN GIURA
                                     ----------------------------------------
                                      John Giura, Director, President and
                                      Chief Financial Officer

DATED: AUGUST 15, 2001

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