Form 10QSB
period 2001-09-30
CGI HOLDING CORP
filed 2001-11-15
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

     For the quarterly period ended : September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State of other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

8400 Brrokfield Ave, Brookfield, Illinois               60513
------------------------------------------             --------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code    (708) 387-0900
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,816,294 shares of its $0.001 par value common stock as of November 14, 2001.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended September 30, 2001

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

        Item 5. Other Information

Signature

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
          SEPTEMBER 30, 2001, DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                   SEPTEMBER       DECEMBER 31,      SEPTEMBER
                                       2001            2000             2000
                                  ------------    -------------  --------------
CURRENT ASSETS
Cash                                  180,965          504,606           67,439
Accounts Receivable                 1,321,301        1,815,562        2,342,672
Allowance for Bad Debts               (42,000)         (15,142)         (15,143)
Inventory                                   -           22,913           24,610
Other Current Assets                  256,954           21,593          217,849
Note Receivable                       550,000          350,000                -
Joint Venture Receivable            1,720,371                -                -
Deferred Tax Asset                    221,265                -          164,098
Current Assets of
   Discontinued Operations                  -          909,009        1,570,059
                                  ------------    -------------  --------------

Total Current Assets                4,208,857        3,608,541        4,371,584
                                  ------------    -------------  --------------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet           92,716          314,018          994,294
Less:Accumulated Depreciation         (22,854)         (95,503)        (294,126)
                                  ------------    -------------  --------------
    Subtotal                           69,862          218,515          700,168
Fixed Assets of Discontinued
    Operations(Net)                         -          508,068          675,647
                                  ------------    -------------  --------------
NET PROPERTY, PLANT AND EQUIPMENT      69,862          726,583        1,375,815
                                  ------------    -------------  --------------
OTHER ASSETS
Goodwill                            2,499,204          316,716          488,877
Other Assets                          111,632              825              825
Goodfaith Deposits                     80,000          470,000                -
Other Assets of
  Discontinued Operations                   -           88,668           90,921
                                  ------------    -------------  --------------
TOTAL OTHER ASSETS                  2,690,836          876,209          580,623
                                  ------------    -------------  --------------


TOTAL ASSETS                        6,969,555        5,211,333        6,328,022
                                  ============    =============  ==============

CURRENT LIABILITIES
Current Portion of Long Term Debt      66,667          394,966          549,180
Notes Payable-Line of Credit        1,270,000          999,692        1,197,283
Accounts Payable                      387,786          526,790          533,788
Short-Term Borrowings                 385,000          150,000          152,050
Deferred Revenue                      481,484                -                -
Accrued Corporate Taxes               170,633          131,808                -
Accrued Liabilities                     2,100          165,415           81,005
Loan Payable- Shareholder                   -                -          300,000
Current Liabilities of
   Discontinued Operations                  -          576,356          986,555
                                  ------------    -------------  --------------

TOTAL CURRENT LIABILITIES           2,763,670        2,945,027        3,799,861
                                  ------------    -------------  --------------

LONG TERM LIABILITIES
Long-Term Debt, Net of
   Current Portion                     71,039           12,452          147,849
Deferred Income Tax                    49,652           49,652           22,665
Loan Payable-Shareholder              386,637          180,000          180,000
Long Term Liabilities of
   Discontinued Operations                  -          377,553          490,880
                                  ------------    -------------  --------------

TOTAL LONG TERM LIABILITIES           507,328          619,657          841,394
                                  ------------    -------------  --------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                -                -                -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
17,416,294 shares issued and
15,816,294 outstanding                 17,416           11,230           11,230
Additional Paid In Capital          4,969,150        3,119,381        3,119,381
Retained Earnings                    (878,009)      (1,133,962)      (1,443,844)
Treasury Stock                       (410,000)        (350,000)               -
                                  ------------    -------------  --------------

TOTAL STOCKHOLDERS' EQUITY          3,698,557        1,646,649        1,686,767
                                  ------------    -------------  --------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            6,969,555        5,211,333        6,328,022
                                  ============    =============  ==============


                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                              COMMON    COMMON   PAID-IN    RETAINED   TREASURY
                              SHARES     STOCK   CAPITAL    EARNINGS     STOCK
                           ----------- -------- --------- ----------- ----------

COMMON SHARES $0.001
PAR VALUE

BALANCE: JANUARY 1, 2001    10,229,779  11,230  3,119,381  (1,133,961) (350,000)

ISSUED 6,186,515 IN THE
PURCHASE OF WORLDMALL.COM
ON MARCH 27, 2001            6,186,515   6,186  1,849,769

PURCHASED 600,000 SHARES
ON JULY 20, 2001 FOR
$.10/SHARE                    (600,000)                                 (60,000)

NET PROFIT                                                    255,952
                           ----------- -------- --------- ----------- ----------


BALANCE:SEPTEMBER 30, 2001  15,816,294  17,416  4,969,150    (878,009) (410,000)
                           =========== ======== ========= =========== ==========


                         CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                              NINE MONTHS ENDED         THREE MONTHS ENDED
                                SEPTEMBER 30                 SEPTEMBER 30

                        -----------   -----------   -----------    ------------
                           2001          2000           2001           2000
                        -----------   -----------   -----------    ------------
SALES                    6,324,836     6,780,122      1,377,683       1,793,740

COST OF GOODS SOLD       3,503,692     4,692,036        791,486       1,268,982
                        -----------   -----------   -----------    ------------

GROSS PROFIT             2,821,145     2,088,086        586,198         524,758

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES  1,942,934     1,565,078        518,004         359,080
                        -----------   -----------   -----------    ------------


INCOME FROM OPERATIONS     878,211       523,008         68,194         165,678
                        -----------   -----------   -----------    ------------


OTHER INCOME (EXPENSES)
    Other Income            82,011        80,321        (25,468)         12,454
    Interest Income          3,106           630             12             630
    Interest Expense      (107,259)     (229,406)       (38,406)        (94,613)
                        -----------   -----------   -----------    ------------

TOTAL OTHER
   INCOME (EXPENSE)        (22,142)     (148,455)       (63,862)        (81,529)
                        -----------   -----------   -----------    ------------


INCOME BEFORE CORPORATE
INCOME TAXES               856,069       374,553          4,332          84,149

INCOME TAX PROVISION       342,427       138,584          1,732          22,423
                        -----------   -----------   -----------    ------------


NET INCOME FROM
    CONTINUING OPERATIONS  513,642       235,969          2,600          61,726

DISCONTINUED OPERATIONS
 NET PROFIT/(LOSS) FROM
  OPERATIONS(NET OF TAX)   (46,678)      184,110        (77,253)         20,830
 NET PROFIT/(LOSS) FROM
  DISPOSITION(NET OF TAX) (211,012)            -       (211,012)              -
                        -----------   -----------   -----------    ------------

NET INCOME                 255,952       420,079       (285,665)         82,556
                        ===========   ===========   ============   ============

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS  $0.036        $0.022         $0.000          $0.005
                        ===========   ===========   ============   ============

NET INCOME PER COMMON
SHARE FROM DISCONTINUED
OPERATIONS                 ($0.018)       $0.017        ($0.018)         $0.002
                        ===========   ===========   ============   ============
NET INCOME PER
  COMMON SHARE              $0.018        $0.039        ($0.018)         $0.007
                        ===========   ===========   ============   ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING             14,309,188    10,900,109     15,946,729      11,229,779
                        ===========   ===========   ============   ============

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                                         NINE MONTHS ENDED

                                                           SEPTEMBER 30

                                                       2001         2000
                                                    ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit                                          255,952      420,079
Non-Cash Items Included in Net Profit
    Depreciation                                         70,428      158,763
    Amortization                                        274,045       37,659
    Allowance for Bad Debts                              (8,001)    (100,006)
    Loss on Sale of Assets                              377,155            -
OTHER CHANGES:
Change in Accounts Receivable                           (82,538)     (65,317)
Change in Inventory                                     (29,191)     (34,428)
Change in Refundable Income Taxes                             -      211,029
Change in Joint Venture Receivable                   (1,720,371)
Change in Other Current Assets                         (149,464)     (60,803)
Change in Costs and Estimated Earnings
    Over Billings                                             -       74,154
Change in other Assets                                   19,636        2,001
Change in Deferred Tax Asset                                  -      213,669
Change in Accounts Payable                             (164,458)     (64,651)
Change in Accrued Expenses                             (134,724)     (34,146)
Change in Accrued Income Taxes                           38,825            -
Change in Deferred Revenue                              481,484            -
Change in Good Faith Deposit                           (349,500)           -

                                                    ------------ ------------
NET CASH CHANGE FROM OPERATING ACTIVITIES            (1,120,722)     758,003
                                                    ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired                               (56,578)      11,938
                                                    ------------ ------------
NET CASH CHANGE FROM INVESTING ACTIVITIES               (56,578)      11,938
                                                    ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Change in Debt                                      916,829   (1,041,185)
    Proceeds from Sale of Stock                               -      225,000
    Purchase of Treasury Stock                          (60,000)           -
                                                    ------------ ------------
NET CASH CHANGE FROM FINANCING ACTIVITIES               856,829     (816,185)
                                                    ------------ ------------

NET CASH CHANGE                                        (320,471)     (46,244)

CASH RECEIVED IN ACQUISITION                             22,670            -

CASH SOLD IN DISPOSITION OF ASSETS                     (104,207)           -

CASH BALANCE:JANUARY 1                                  582,972       90,631
                                                    ------------ ------------

CASH BALANCE: SEPTEMBER 30                              180,965       44,387
                                                    ============ ============

Supplemental Information
    Interest Paid                                       172,926      293,285
    Income Taxes Paid                                   131,808     (156,672)

Supplemental Schedule Of Noncash Investing and Financing Activities

On March 27, 2001, the Company issued  6,186,515 shares of its common stock in a
merger  with  WorldMall.Com.   The  Company  received  assets  of  $681,568  and
liabilities of $841,557 and realized goodwill in the amount of $$2,534,179.

On July 2, 2001, the Company disposed of part of its SECO operating unit. The assets and liabilties of SECO Illinois were disposed of in a sale to Focus Environemntal Consultants. The Company disposed of assets totalling $1,303,757.95, debt of $813,490.44 and liabilties of $464,799.76, resulting in a loss of $25,467.75.

On September 30, 2001, the Company disposed of its operating Trifinty, Inc. The Company disposed of total assets of $1,546,592.64, debt of $823,941.55 and liabilities of $170,964.29. The Company also received a $200,000 note receivable which was paid in full in October, 2001.




                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2001


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


NOTE 3 - NOTES PAYABLE

                                                   CURRENT            LONG-TERM


A.    M & T BANK
      Note is a line of credit for the Company's
      operating subsidiary WorldMall.Com            70,000                  -


B.    UNITED COMMUNITY BANK
      Note is a line of credit due July 13, 2002
      with an interest rate of 6.50%             1,200,000                  -

                                               ------------    ----------------

TOTAL LINE OF CREDIT                             1,270,000                  -
                                               ------------    ----------------


C.    Thomas Moore Association
      Note payable due June 30, 2002 with an
      interest rate of 8.50%                       100,000                  -

D.    OTTO BARTH
      Note payable due June 30, 2002
      with interest rate of 8.25%.                  50,000                  -

E.    AUDREY LOVE
      Note payable due October 30, 2001
      with an interest rate of 8.25%.              100,000                  -

F.    PAUL DOLL TRUST
      Note payable due December 1, 2001 with
      interest rate of 10.00%.                      35,000                  -

G.    JOHN DIMARIA
      Note payable due September 15, 2001
      with interest rate of 10%                    100,000                  -
                                              ------------    ----------------


TOTAL SHORT TERM BORROWINGS                        385,000                  -
                                              ------------    ----------------


H.    HIGH FALLS DEVELOPMENT
      Note dated August 25, 2000 at
      prime plus 2. Payments are
      $5,555.56 principal plus interest.            66,667              71,039
                                              ------------    ----------------

TOTALS                                           2,106,667              71,039
                                              ============    ================



NOTE 4 - LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of June 30, 2001 was $753,637. The details of the balance on June 30, 2001 were as follows.

Jim Spachman             $25,000 -   No repayment terms.  Interest paid monthly
                                     as 10.00%.

John Giura               101,637 -   No repayment terms.

Pat Martin                60,000 -   No repayment terms.

Jaime Bendersky          200,000 -   Short term note with an interest rate of
                                     10%.


NOTE 5 - The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the nine months ended September 30, 2001 and 2000.

NOTE 6 - PRO FORMA STATEMENT OF OPERATIONS

The following pro forma results of operations include the operations of WorldMall.Com for the the periods presented.
                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                           -----------------------------------
                                           ----------------- -----------------
                                                 2001              2000
                                           ----------------- -----------------

SALES                                             6,719,247         7,322,613

COST OF GOODS SOLD                                3,911,204         4,787,269
                                           ----------------- -----------------

GROSS PROFIT                                      2,808,043         2,535,344

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           2,317,305         2,387,002
                                           ----------------- -----------------

INCOME FROM OPERATIONS                              490,738           148,342
                                           ----------------- -----------------

OTHER INCOME (EXPENSES)
    Other Income                                     82,011            80,321
    Interest Income                                   3,106               630
    Interest Expense                               (117,247)         (234,365)
                                           ----------------- -----------------

TOTAL OTHER INCOME (EXPENSE)                        (32,130)         (153,414)
                                           ----------------- -----------------

INCOME BEFORE CORPORATE
INCOME TAXES                                        458,608            (5,072)

INCOME TAX PROVISION                                169,685            (1,877)
                                           ----------------- -----------------

NET INCOME FROM
    CONTINUING OPERATIONS                           288,923            (3,195)

DISCONTINUED OPERATIONS
(NET OF TAX OF $25,982)                            (257,690)          184,110
                                           ----------------- -----------------

NET INCOME                                           31,233           180,915
                                           ================= =================

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                           $0.020          ($0.0003)
                                           ================= =================

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                        ($0.018)          $0.0169
                                           ================= =================

NET INCOME PER COMMON SHARE                          $0.002           $0.0166
                                           ================= =================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        14,309,188        10,900,109
                                           ================= =================


NOTE 7 - GOODWILL

Goodwill  in  the  amount  of  $2,534,179   was  realized  in  the  purchase  of
WorldMall.com on March 27, 2001. This is being amortized using the straight line method over a period of five years or $126,709 per quarter.

NOTE 8 - DISCONTINUED OPERATIONS

In accordance with APB 30, the financial statement activities of Trifinity, Inc. are reported as discontinued operations. The following summarizes the results and tax consequences of the sale of the Division in 2001.

NET LOSS FROM OPERATIONS OF DISCONTINUED OPERATIONS       ($77,796)

TAX RELATED TO INCOME FROM OPERATIONS                       31,118
                                                        -----------
NET INCOME FROM DISCONTINUED OPERATIONS                               ($46,678)

LOSS ON DISPOSITION OF ASSETS                            ($351,687)

TAX RELATED TO LOSS ON DISPOSITION OF ASSETS               140,675
                                                        -----------
NET LOSS ON DISPOSITION OF ASSETS                                    ($211,012)
                                                                    -----------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                              ($257,690)
                                                                    ===========
This summary is for the nine months ended September 30, 2001.

The profit from discontinued operations for the nine and threee months ended September 30, 2000 are from the operations of Roli Ink Corporation, which was disposed of in November of 2000, and Trifinity, Inc. which was disposed of in September of 2001. All numbers are shown net of their related tax effect.

NOTE 9 - SALE OF TRIFINITY, INC.

The Company sold its wholly-owned subsidiary, Trifinity, Inc. effective September 30, 2001. The terms of the sale were $200,000 cash and the assumption of all liabilities for the assets of Trifinity, Inc. This transaction resulted in a pre-tax loss of $351,687 including the write down of its unamortized goodwill relating to the acquisition of Trifinity, Inc. in 1999 in the amount of $77,646. Form 8-K reflects the terms of the sale.

NOTE 9 - DISPOSITION OF ASSETS

The Company's wholly owned subsidiary Safe Environment Corporation liquidated its Illinois branch in July 2001. The liquidation was accomplished by selling its assets for the assumption of all its liabilties. The amount of liabilties assumed was $1,278,290 resulting in a one time pre tax loss of $25,468. The Company will continue its contracting activities through its Indiana branch.

NOTE 10 - JOINT VENTURE RECEIVABLE

The Company entered into an agreement with a contracting Company in St. Louis, Missouri whereby the venture would perform an asbestos abatement contract on a General Motors plant in the state of Oklahoma. It is anticipated that this contract will be completed prior to the end of this calendar year. The amount reflected on the balance sheet is the net amount transferred to the joint venture through September 30, 2001. No anticipated profit has been recognized in these financial statements in the absence of estimated joint venture income.



ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCIAL CONDITIONS

The Company's total assets at September 30, 2001 were $6,969,555, which represents an increase of $641,533 over the same period last year. As a result of the sale of the subsidiary Trifinity, Inc. during the third quarter, total liabilities decreased $1,370,257 to $3,270,998 from $4,641,255. It is anticipated that at the completion of the 'Joint Venture', which is expected by year-end, the line of credit of $1,200,000 will be satisfied.



LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the first nine months of 2001 was a negative $320,471. This negative cash flow was mainly attributable to the funding of the Joint Venture in the amount of $1,720,371 during the year. As previously stated the completion of the Joint Vneture should reverse the Company's negative cash flow.

Working capital at September 30, 2001 was $1,445,187 compared to $571,723 for the same period last year. Current debt at September 30, 2001 was $2,763,670 compared to $3,799,861 for the same period in 2000. This increase in working capital results from the sale of Trifinity.


RESULTS OF OPERATIONS

Net income for the first three quarters of 2001 was $513,642 from continuing operations compared to $235,969 in 2000, an increase of $277,673. The loss on discontinued operations for the year was $46,678 and the loss on the disposition of discontinued operations (net of taxes) was $211,012, adjusting the net income to $255,952 or $.018 per share, compared to $420,079 or $.039 per share in 2000, a decrease of $164,127 or $.021 per share. Net income in 2000 reflected operating profit of $203,302(net of taxes) for Roli Ink which was sold in the fourth quarter of 2000.

Net income for the quarter was $2,600 from continuing operations but discontinued operations produced a loss of $288,265 resulting in a net loss for the quarter of ($285,665) or ($0.018) per share compared to net profit in the third quarter of 2000 of $82,556 or $.007 per share.

Sales decreased for the first nine months of 2001 in the maount of $455,286 to $6,324,836, however gross profit increased to $733,059 to $2,851,145 from $2,088,086 in 2000. This increase in gross profit is a result of the 48.10% gross profit percentage of the SECO company's due to improved bidding and job selection.

Selling and Administrative expenses experienced increases over the nine months and third quarter respectively of $377,856 and $158,924. Included in the expenses is teh amortization of goodwill in the amount of $126,079 per quarter relating to the acquisition of WorldMall.Com on March 27, 2001.

As a result of debt reduction, interest expense for the year decreased $122,147 for the year compared to last year. Interest expense for the quarter was $38,406 compared to $94,613 for the same quarter of 2000.





Segment Analysis

                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                        SECO         WORLDMALL         CGI         CONSOLIDATED
                     ---------        --------      ---------       -----------

SALES                5,415,901         908,935              -         6,324,836

COST OF SALES        2,810,822         692,870              -         3,503,692
                     ---------        --------      ---------       -----------

GROSS PROFIT         2,605,080         216,065              -         2,821,145

SELLING AND
  ADMINISTRATION     1,016,456         396,350        530,128         1,942,934
                     ---------        --------      ---------       -----------

INCOME FROM
  OPERATIONS         1,588,624        (180,285)      (530,128)          878,211
                     ---------        --------      ---------       -----------

OTHER INCOME (EXPENSE)

OTHER INCOME            82,011                              -            82,011
INTEREST INCOME              -                          3,106             3,106
INTEREST EXPENSE       (41,707)        (16,852)       (48,700)         (107,259)
                     ---------        --------      ---------       -----------

TOTAL                   40,304         (16,852)       (45,594)          (22,142)
                     ---------        --------      ---------       -----------

INCOME BEFORE TAXES  1,628,928        (197,137)      (575,722)          856,069
                     =========        ========      =========       ===========


                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                      SECO         WORLDMALL           CGI         CONSOLIDATED
                    ---------      ----------       ---------       -----------
SALES               6,780,122              -                -         6,780,122

COST OF SALES       4,692,036              -                -         4,692,036
                    ---------      ----------       ---------       -----------

GROSS PROFIT        2,088,086              -                -         2,088,086

SELLING AND
  ADMINISTRATION    1,450,979              -          114,099         1,565,078
                    ---------      ----------       ---------       -----------

INCOME FROM
  OPERATIONS          637,107              -         (114,099)          523,008
                    ---------      ----------       ---------       -----------

OTHER INCOME (EXPENSE)

OTHER INCOME           80,321              -                -            80,321
INTEREST INCOME           630              -                -               630
INTEREST EXPENSE     (158,927)             -          (70,479)         (229,406)
                    ---------      ----------       ---------       -----------

TOTAL                 (77,976)             -          (70,479)         (148,455)
                    ---------      ----------       ---------       -----------

INCOME BEFORE TAXES   559,131              -         (184,578)          374,553
                    =========      ==========       =========       ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                      SECO         WORLDMALL           CGI         CONSOLIDATED
                    ---------      ----------       ---------       -----------

SALES                 916,920        460,763                -         1,377,683

COST OF SALES         407,642        383,843                -           791,485
                    ---------      ----------       ---------       -----------

GROSS PROFIT          509,279         76,920                -           586,199

SELLING AND
  ADMINISTRATION      215,084         55,241          247,679           518,004
                    ---------      ----------       ---------       -----------

INCOME FROM
  OPERATIONS          294,195         21,679         (247,679)           68,195
                    ---------      ----------       ---------       -----------

OTHER INCOME (EXPENSE)

OTHER INCOME          (25,468)                              -           (25,468)
INTEREST INCOME             -                              11                11
INTEREST EXPENSE            -         (7,531)         (30,875)          (38,406)
                    ---------      ----------       ---------       -----------

TOTAL                 (25,468)        (7,531)         (30,864)          (63,863)
                    ---------      ----------       ---------       -----------

INCOME BEFORE TAXES   268,727         14,148         (278,543)            4,332
                    =========      ==========       =========       ===========


                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                      SECO         WORLDMALL           CGI         CONSOLIDATED
                    ---------      ----------       ---------       -----------
SALES               1,793,740              -                -         1,793,740

COST OF SALES       1,268,983              -                -         1,268,983
                    ---------      ----------       ---------       -----------

GROSS PROFIT          524,757              -                -           524,757

SELLING AND
  ADMINISTRATION      309,646              -           49,434           359,080
                    ---------      ----------       ---------       -----------

INCOME FROM
  OPERATIONS          215,111              -          (49,434)          165,677
                    ---------      ----------       ---------       -----------

OTHER INCOME (EXPENSE)

OTHER INCOME           12,454              -                -            12,454
INTEREST INCOME           630              -                -               630
INTEREST EXPENSE      (62,737)             -          (31,875)          (94,612)
                    ---------      ----------       ---------       -----------

TOTAL                 (49,653)             -          (31,875)          (81,528)
                    ---------      ----------       ---------       -----------
INCOME BEFORE TAXES   165,458              -          (81,309)           84,149
                    =========      ==========       =========       ===========



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

NONE

ITEM 5. OTHER INFOMRATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            SALE OF TRIFINITY, INC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CGI HOLDING CORPORATION

DATED: NOVEMBER 15, 2001                BY: /S/  JOHN GIURA
                                     ----------------------------------------
                                      John Giura, Director, President and
                                      Chief Financial Officer

DATED: NOVEMBER 15, 2001

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