Form 10KSB
period 2001-12-31
CGI HOLDING CORP
filed 2002-04-01
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                              --------------------
                       Commission File Number 33-19980-D

                            ----------------------
                            CGI Holding Corporation
                      -----------------------------------
               (Exact name of registrant as specified in charter)

        Nevada                                     87-0450450
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

300 N MANNHEIM ROAD, HILLSIDE, ILLINOIS                     60162
---------------------------------------------             ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code (708)  547-0401
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

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

State issuer's revenues for its most recent fiscal year:  $6,981,218

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: Based on the average bid and asked price of $0.28 per share for the issuer's common stock at March 18, 2002, the market value of the issuer's common stock held by non-affiliates would be $1,717,655. A list and description of affiliates can be found in Item 11.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 2002, there were 17,999,627 shares of the issuer's common stock issued and 16,499,627 outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

CGI Holding Corporation (formerly known as North Star Petroleum, Inc.) (the "Company") was incorporated under the laws of the State of Nevada in October of 1987. From 1993 until July 1997, the Company had essentially no operations.

The Company became operational on August 4, 1997, when it completed an agreement to acquire two private companies whereby it ussued 4,961,056 shares of its common stock to shareholders of the private companies resulting in 8,272,779 shares issued and oustanding.

The Company acquired the common stock of WorldMall.Com on March 27, 2001. Pursuant to the merger all the issued and outstanding shares of common stock of WorldMall.Com were converted into shares of voting common stock of CGI Holding Corporation. At the time of the merger, 9,331,903 shares of WorldMall.Com were converted to 6,186,515 shares of CGI Holding Corporation. The market value of CGI stock on the date of the merger was $0.30 per share.

The transaction  was accounted for using the purchase method of accounting.


SAFE ENVIRORNMENT CORPORATION

The Company currently has one subsidiary involved in the asbestos/lead abatement industry. Safe Environment Corporation of Indiana ("SECO") was incorporated in the State of Indiana in 1999.

The Company's wholly owned subsidiary Safe Environment Corporation liquidated its Illinois branch in July 2001. This liquidation was accomplished by selling its assets for the assumption of all its liabilities. The amount of liabilities assumed was $1,278,290 resulting in a one time pre tax loss of $25,468. The Company will continue its contracting activities through its Indiana branch.

The asbestos and lead environmental remediation industry developed out of concern for the health of workers, students and residents who may be exposed to these hazards. Environmental remediations are performed in accordance with SECO's standard operating procedures, which management believes meets or exceed applicable federal, state and local regulations and guidelines. Because of the health hazards posed by asbestos and lead, the need to comply with requirements of the Occupations Safety and Health Administration ("OSHA"), the Environmental Protection Agency ("EPA"), and similar state and local agencies, environmental remediation must be performed by trained and licensed personnel using approved techniques and equipment.

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

SECO expanded its services to include lead mitigation and demolition in order to better serve its clients' overall environmental needs. SECO provides asbestos and lead abatement services to industrial, government and private concerns desiring to remove or abate asbestos and/or lead in the workplace or residence in order to alleviate the health risks associated with asbestos and/or lead.

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

SECO currently employs approximately 6 full time employees who average 40 hours per week. In addition, SECO has a pool of hourly field personnel who are available on an as needed basis. SECO is headquartered in Schererville, Indiana.

WORLDMALL.COM

WorldMall.Com, d/b/a KeywordRanking.com was incorporated in October 1999 in the State of New York. It is primarily engaged in providing search engine enhancement services to web sites, under the name KeywordRanking.com. KeywordRanking.com assists its clients' websites in obtaining top twenty positioning on search engines worldwide. The websites benefit from top twenty positioning, which results in a significantly higher number of visits from potential customers.

Worldmall.Com currently employs 34 people. WorldMall.com is headquartered in Morrisville, North Carolina.

ITEM 2. DESCRIPTION OF PROPERTIES

SECO leases a small office and warehouse space in Indiana under a lease effective from February 1, 2000 through January 31, 2002. Under the terms of its lease, the Company pays monthly rent of $465 per month for the first 12 months and $800 for the remaining twelve months. SECO extended this lease through January 31, 2004. Under the new terms of its lease, the Company will pay monthly rent of $1,000 per month for the first 12 months and $1,150 for the remaining twelve months.

CGI Holding Corporation has a month to month lease at $500.00 per month for its space requirements. The Company's current space is adequate for its daily operations.

WorldMall.Com rents space in Morrisville, North Carolina for $12,402 per month. The lease expires February 1, 2006. The rental amount is adjusted yearly for expenses. The current rent payment of $12,402 runs through February 1, 2003. This space is adequate for WorldMall.Com's needs.

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

Quarter Ended              High Bid         Low Bid
-------------              --------         -------

March 2000                    0.44            0.25
June 2000                     0.28            0.23
September 2000                0.41            0.20
December 2000                 0.40            0.22

March 2001                    0.43            0.23
June 2001                     0.39            0.26
September 2001                0.39            0.19
December 2001                 0.23            0.15

At March 18, 2002, the bid and asked price for the Common Stock was $0.25 and $0.30, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Since its inception, the Company has not paid any dividends on the Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 18, 2002, the Company had approximately 195 shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On December 1, 2001, the Company sold 200,000 shares of its common stock at a price of $0.15 per share.

On December 17, 2001, the Company sold 333,333 shares of its common stock at a price of $0.15 per share.

On December 31, 2001, the Company sold 50,000 shares of its common stock at a price of $0.15 per share.


The above-described transactions were private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company did not use underwriters for any of the above-described transactions and, therefore, the transactions did not involve underwriter discounts or commissions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital resources

Total assets of the Company at December 31, 2001 were $5,330,027, an increase over the same period last year of $118,694. Liabilities at December 31, 2001 were $2,279,828, representing a decrease from the prior year in the amount of $1,284,855. This decrease reflects $953,909 attributable to discontinued operations. Discontinued operations resulted in a decrease of current liabilities of $576,356 and long-term liabilities, $377,533. During the year the Company accomplished its merger with World Mall. Com, through the issuance of 6,186,515 common shares and net cash transfers of $716,830. The unamortized increase in goodwill of $2,050,325 is the result of this merger.

Working capital at December 31, 2001 was $31,978, compared to December 31, 2000 of $663,515. Working capital of discontinued operations at December 31, 2000 was $254,288. Cash flows for the current year were a negative $509,855 compared to a positive cash flow in 2000 of $465,782. The Company's cash position at year end was $73,117.

Results of Operations

Sales for the year 2001 were $6,981,218, compared to sales in 2000 of $8,341,515, a decrease of $1,360,297 or 16.31%. This decrease resulted from Seco's volume decreasing $2,831,690 offset by the sales of World Mall in the amount of $1,471,393. Cost of sales in 2001 was $3,382,565 compared to the prior year of $6,080,644, which resulted in an increase of gross profit in 2001 of $1,337,783 over the year 2000. Seco's gross profit percentage in 2001 was 44.87% compared to 27.10% in 2000. Selling, general and administrative expenses were $3,915,511 as compared to $2,370,276 in 2000, an increase of $1,545,235; this increase is mainly attributable to the operating expenses associated with the operations of World Mall.

Interest expense decreased in 2001 from 2000 by $130,821.

Net loss for the year from continuing operations was $135,540 ($0.01 per share) compared to $346,451 in 2000 ($0.03 cents per share). The loss on disposal of discontinued operations in 2001 was $299,910 net of tax effect, compared to gain on disposal of discontinued operations in 2000 of $906,162 net of tax effect.

Net loss for the year ended December 31, 2001 was ($489,907) or ($0.03) per share compared to 2000 when the Company recognized a net profit of $729,961 or $0.10 per share.

The liquidity of the Company will be dependent on the future operating results of its two subsidiaries, Safe Environment Corporation and WorldMall.com, and its ability to convert certain assets, such as notes receivable and advances, to cash.



SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has two operating segments at the end of 2001: asbestos abatement and search engine enhancement. The Company disposed of its Ink production division in November of 2000 and its liquid filling division in September 2001, and they are included as discontinued operations. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.


                        NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                   2001                          2000
                         AMOUNT         PERCENT        AMOUNT          PERCENT

SECO                  $5,509,825         78.92%     $8,341,515           100.00%
WORLDMALL.COM          1,471,393         21.08%              -             0.00%
OTHER                          -          0.00%              -             0.00%
                     -----------      ---------     ----------          --------
TOTAL SALES           $6,981,218        100.00%     $8,341,515           100.00%
                     ===========      =========     ==========          ========


                      OPERATING PROFIT BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                    2001                          2000
                               --------------                --------------
SECO                              $1,125,958                      $401,076
WORLDMALL.COM                       (851,538)                            -
OTHER                               (591,278)                     (510,482)
                               --------------                --------------
TOTAL OPERATING PROFIT             ($316,858)                    ($109,406)
                               ==============                ==============

                        TOTAL ASSETS BY INDUSTRY SEGMENT

INDUSTRY SEGMENT         AMOUNT         PERCENT        AMOUNT          PERCENT

SECO                  $1,465,847         27.50%     $2,066,611            39.66%
OTHER                  1,127,167         21.15%      1,638,975            31.45%
WORLDMALL.COM          2,737,013         51.35%              -             0.00%
DISCONTINUED                   -          0.00%      1,505,747            28.89%
                     ------------      --------     -----------          -------
TOTAL ASSETS          $5,330,027        100.00%     $5,211,333           100.00%
                     ============      ========     ===========          =======


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the executive officers, directors and significant employees of the Company:

Name                       Age    Position
--------------------       ---    -----------------------
Gerard M.Jacobs             46    President, Chief Executive Officer, Secretary
T Benjamin Jennings         37    Director
John Giura                  69    Chairman, Vice President


Gerard M.Jacobs assumed his position in December of 2001. Prior to this position he was chairman of Huntington Alutech, Inc of Huntington Beach, California. He served in this position from March 1999 to the present. Prior to March of 1999, Mr Jacobs was chief executive officer of Metal Management Inc. of Chicago, Illinois. Mr Jacobs holds degrees from Harvard University and the University of Chicago Law School.

T.  Benjamin  Jennings  is  currently  the  chief  executive  officer  of  Ceira
Technologies Inc. in Irvine, California. He has served in this position since June of 2000. Prior to this, Mr Jennings was chairman of Metal Management, Inc. Mr Jennings is a graduate of Rice University.

John Giura, chairman, served as a Director, President, Chief Executive Officer and Chief Financial Officer of the Company from August of 1997 until December 2001. Mr. Giura received his BA degree from the University of Naples (Italy) in 1956 and an MA in economics from the University of Chicago in 1961.

Mr. Jacobs, a Director, President and Chief Executive Officer of the Company, and Mr. Jennings, a Director of the Company, both served as Directors and officers of Metal Management, Inc., Chicago, Illinois, within the two year period prior to the time that Metal Management, Inc. filed a petition under the federal bankruptcy laws.

Except as set forth above, to the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

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


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years for the Company's or its subsidiary's chief executive officer, and each of its other executive officers who received compensation in excess of $100,000 during such periods (as determined at December 31, 2001):



                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other  Restricted
Name and                                   Annual  Stock     Options   All
Principal      Year  Salary  Bonus($) Compensation Awards   /SARs     Other
Position                                                            Compensation
-------------- ----- ------  -------- ------------ ------   ------- ------------

John Giura       2001   90,000  -0-          7,200    -0-    -0-        -0-
John Giura       2000  177,058  -0-          7,200    -0-    -0-      2,000
John Giura       1999   72,000  -0-          7,200    -0-    -0-      2,000
John Giura       1998   60,000  -0-          7,200    -0-    -0-      2,000
President
and CEO

Ann K. Knaack    2000   79,337  -0-          6,000    -0-    -0-      2,000
Ann K. Knaack    1999  110,600  -0-          7,200    -0-    -0-      2,000
Vice President


Cash Compensation

John Giura was paid $45,000 by SECO Indiana, and $45,000 by CGI Holding Corporation for the year ended December 31, 2001.John Giura was paid $177,058 by RIC for the year ended December 31, 2000. In 1999 and 1998 Mr. Giura was paid by RIC. Mr. Giura does not have an employment contract with the Company and no set compensation arrangement has been set for Mr. Giura for the fiscal year ended December 31, 2002.

Ann K. Knaack was paid $79,337 by RIC for the year ended December 31, 2000. Ms. Knaack is currently employed by the purchaser of Roli Ink Corporation.


Bonuses and Deferred Compensation

The Company maintains a 401K profit sharing plan. The Company matches employee contributions to fifty percent with a maximum limit of $2,000. Total Company contributions for 2000 were $42,014. The Company suspended this plan in 2001 as they entered into an employee leasing arrangement.

Compensation Pursuant to Plans.

     None.

Pension Table

     None.

Other Compensation

     None.

Compensation of Directors.

         None.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Cash Compensation section set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. At December 31, 2001, there were approximately 17,999,627 shares of Common Stock issued and 16,499,627 outstanding.

Title
 of      Name and Address of    Amount and Nature of       Percent
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common    John Giura
          Chairman
          C/O CGI Holding
          Corporation
          300 N Mannheim Rd.
          Hillside, IL 60126           2,536,494 (2)         15.37%

          S. Patrick Martin
          c/o WorldMall.Com
          630 Davis Drive Ste 140
          Morrisville, NC 27560        3,597,988             21.80%

Common    Directors and Officers as a  6,134,482             37.17%
          Group (3 persons)

(1) Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Includes 135,300 shares which are held jointly by Mr. Giura and Mr. James Spachman, a shareholder of the Company and 1,021,900 held by CIB Bank Hillside as custodian for Mr. Giura. Mr. Giura also controls 260,000 shares owned by Mentor Investments, Inc., a company of which he is the sole shareholder.

(3) On February 20, 2002, the Company executed a Settlement Agreement with World Mall, Inc., S. Patrick Martin, John Giura and Gerard M. Jacobs. This Settlement Agreement is filed as Exhibit 10.0 attached hereto. In connection with this Settlement Agreement, S. Patrick Martin and John Giura have each executed and delivered to Gerard M. Jacobs an Irrevocable Proxy granting to Gerard M. Jacobs, the president and chief executive officer of the company, the right to vote certain shares of common stock of the Company owned by them in favor of Gerard
M. Jacobs' slate of nominees to the Board of Directors of the Company. These Irrevocable Proxies are filed as Exhibits A and B to Exhibit 1 attached hereto. The Irrevocable Proxies grant to Gerard M. Jacobs the right to vote an aggregate of 6,097,988 shares of common stock of the Company in favor of Gerard M. Jacobs' slate of nominees to the Board of Directors of the Company.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During the year the Company entered into an arms length transaction with a related party to lease their employees. Employee leasing is utilized to bring a large number of employees under one workers compensation insurance policy to receive a better rate from the insurance carrier. For each pay period the Company is billed by Nexus Management Solutions(NMS) for the employees wages, payroll tax liabilities, workers compensation premiums and a management fee. The total amount paid to NMS in 2001 was $2,098,431.

During 2001, CGI Holding Corporation leased its corporate headquarters from a partnership which is owned and controlled by John Giura, the Chairman of the Company, and James Spachman, a major shareholder of the Company. The lease was on a month-to-month term and the rental amount was $700.00 per month. The Company moved out of the building in February of 2002.

Gerard M. Jacobs, a Director, President and Chief Executive Officer of the Company, and T. Benjamin Jennings, a Director of the Company, have had for over 10 years, and in the future will continue to have, a substantial number of business relationships. Mr. Jacobs is a Director of Ceira Technologies, Inc., a company of which Mr. Jennings is a Director, President and Chief Executive Officer. Messrs. Jacobs and Jennings are both Directors of Huntington AluTech, Inc., a company controlled by Mr. Jacobs. Messrs. Jacobs and Jennings are both members of J&J Investments LLC, and otherwise frequently engage in common business enterprises and common investments.

The Company and Worldmall.Com borrowed funds from shareholders throughout the year to cover operating expenses. The total outstanding principal balance due as of December 31, 2001 was $153,132. The details of this principal balance as of December 31, 2001 is as follows:

John Giura             $410 -       No repayment terms.  Interest paid
                                    quarterly at 1/2% over the prime rate (loan
                                    to the Company).
Jim Spachman        $25,000 -       No repayment terms.  No interest paid
                                    or accrued

Pat Martin         $127,722 -       No repayment terms.

TRANSACTIONS WITH PROMOTERS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

Title of Document
-----------------
Report of Poulos & Bayer, Certified Public Accountants

Consolidated Balance Sheets
December 31, 2001, and 2000

Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2001, and 2000

Consolidated Statements of Operations
For the years ended December 31, 2001, and 2000

Consolidated Statements of Cash Flows
For the years ended December 31, 2001, and 2000

Consolidated Notes to Financial Statements

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

3.5 By-laws, incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-19980-D.


4.1 Warrant Agent Agreement, incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-19980-D.

4.2 First Amendment to Warrant Agent Agreement, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended December 31, 1995.

4.3 Second Amendment to Warrant Agent Agreement, incorporated by reference to the Registrant's Form 10-QSB for the quarter ended September 30, 1995.


10.0             Material Contracts

Settlement Agreement

On February 20, 2002, the Company executed a Settlement Agreement with WorldMall, Inc., S. Patrick Martin, John Giura and Gerard M. Jacobs. The management of the Company made the decision to enter into this Settlement Agreement as a way, among other things, (i) to settle all claims, including potential claims for indemnification, among the parties to the Settlement Agreement, (ii) to address certain corporate governance and financing issues in regard to WorldMall, (iii) to clarify certain matters regarding bonus compensation for certain WorldMall employees, (iv) to grant certain stock options to certain WorldMall employees, (v) to effectuate certain voting agreements among S. Patrick Martin, John Giura and Gerard M. Jacobs, and (vi) to provide for the sale by S. Patrick Martin to the Company of an aggregate of One Million(1,000,000) shares of common stock of the Company, for an aggregate purchase price of One Hundred Forty Thousand Dollars ($140,000)


                              SETTLEMENT AGREEMENT


This Settlement Agreement dated as of February 25, 2002, is by and among CGI Holding Corporation, World Mall, Inc., S. Patrick Martin in his individual capacity and in his capacity as the Stockholders' Agent under the Merger Agreement as defined below, John Giura and Gerard M. Jacobs.

Reference is hereby made to the following agreements:

(a) that certain Agreement and Plan of Reorganization dated as of March 23, 2001, by and among CGI Holding Corporation, World Mall Acquisition Corporation, World Mall, Inc., S. Patrick Martin and the other stockholders of World Mall, Inc. (the "Merger Agreement");

(b) that certain Employment Agreement dated as of March 23, 2001, by and among World Mall Acquisition Corporation and S. Patrick Martin (the "Employment Agreement"); and

(c) that certain Shareholder's Voting Agreement dated as of March 23, 2001, by and between S. Patrick Martin and John Giura (the "Voting Agreement").

Now Therefore, In Consideration of the mutual covenants, agreements, settlements, releases and waivers hereinafter set forth, the parties to this Settlement Agreement hereby agree as follows, intending to be legally bound hereby:


Section 1.  Settlement

The parties to this Settlement Agreement hereby mutually settle, release and waive any and all claims known or unknown, other than claims of fraud, that are attributable to acts or omissions by any of the parties to this Settlement Agreement, the Merger Agreement, the Employment Agreement, and the Voting Agreement, subject to the terms and conditions set forth in Sections 2, 3, 4, 5, 6 and 7 hereunder. CGI Holding Corporation expressly acknowledges and agrees that the foregoing settlement, release and waiver includes a release by CGI Holding Corporation of any right to make any claim for indemnification under the Merger Agreement.

Section 2.  The Merger Agreement

2.1 Defined Terms. Words and terms defined in the Merger Agreement are used in this Section 2 with the same meaning.

2.2 Directors of the Company. Section 1.5 of the Merger Agreement is hereby deleted and replaced by the following language:

1.5 Directors and Officers. During the period that the Principal Stockholder serves as the Chief Executive Officer of the Surviving Corporation, the Board of Directors of the Surviving Corporation shall consist of the Principal Stockholder, the Chief Executive Officer of Acquiror (the "Acquiror CEO"), and an additional person who is designated by the Acquiror CEO in a written Notice of Designation delivered to the Principal Stockholder and who is not disapproved by the Principal Stockholder in a written Notice of Disapproval (which Notice of Disapproval shall set forth, in reasonable detail, a good faith reason for such disapproval) delivered to the Acquiror CEO within five (5) business days following the receipt by the Principal Stockholder of such Notice of Designation (the 'Third Director"), provided that if the Acquiror CEO has successively so designated three other persons to serve as the Third Director but all of such designees have been so disapproved by the Principal Stockholder, then and in such event the Third Director shall be appointed by a majority vote of the independent members of the Board of Directors of Acquiror. During any period that the Principal Stockholder does not serve as the Chief Executive Officer of the Surviving Corporation, the Board of Directors of the Surviving Corporation shall consist of the Acquiror CEO and two additional persons designated by the Acquiror CEO. The officers of WMAC immediately prior to the Effective Time shall be the initial officers of the Surviving Corporation, each to hold office in accordance with the Bylaws of the Surviving Corporation.

2.4 Contingent Consideration. Section 1.11 of the Merger Agreement is hereby deleted.

2.5 Operations of WMAC. Section 1.15 of the Merger Agreement is hereby deleted and replaced by the following language:

1.15 Operations of the Surviving Corporation. The Principal Stockholder and Acquiror mutually acknowledge and agree that they intend for the Principal
Stockholder, as the President and Chief Executive Officer of the Surviving Corporation, to manage and control the day-to-day operations of the Surviving Corporation pursuant to the Principal Stockholder's Employment Agreement and the Bylaws of the Surviving Corporation, but subject to the overall control of the Board of Directors of the Surviving Corporation. Without limiting the generality of the foregoing:

(a) the Principal Stockholder and Acquiror mutually acknowledge and agree that they intend for the Principal Stockholder, as the President and Chief Executive Officer of the Surviving Corporation, to have control over day-to-day business operations of the Surviving Corporation, including primary authority regarding the hiring and firing of personnel, marketing strategy, pricing and other product and service strategies; but

(b) the Principal Stockholder and Acquiror also mutually acknowledge and agree: that they intend for the Board of Directors of the Surviving Corporation to establish and communicate to the Principal Stockholder, as the President and
Chief Executive Officer of the Surviving Corporation, from time to time, management controls representing policies established by such Board of Directors; and that, without limiting the generality of the foregoing, neither the Surviving Corporation nor any of its subsidiaries may take or agree to take, and the Principal Stockholder shall not cause, assist nor participate in any fashion in the Surviving Corporation or any of its subsidiaries taking or agreeing to take, any of the following actions, without the prior express approving vote of the Board of Directors of the Surviving Corporation:

(i) amend its Certificate of Incorporation or By-laws of the Surviving Corporation;

(ii) wind-up, liquidate, dissolve or reorganize the Surviving Corporation, or adopt a plan or proposal contemplating any of the foregoing;

(iii) approve the annual budget of the Surviving Corporation for any fiscal year, or approve any course of action which is likely to cause the Surviving Corporation to materially deviate from its budget;

(iv) elect or remove corporate officers of the Surviving Corporation;

(v) change the base or bonus compensation structure of any of the senior management level employees of the Surviving Corporation;

(vi) enter into, modify or terminate any employment agreements, severance agreements, profit sharing plans, pension plans, or similar agreements with any employee of or consultant to the Surviving Corporation;

(vii) issue securities of the Surviving Corporation, including debt or equity securities, options, rights or warrants, or any other securities which are convertible into or exchangeable for shares of common or preferred stock of the Surviving Corporation;

(viii) register any securities of the Surviving Corporation;

(ix) merge, consolidate or combine the Surviving Corporation with any other corporation, partnership or other entity;

(x) sell assets of the Surviving Corporation, other than in the ordinary course of business;

(xi) purchase, sell, lease, acquire or dispose of stock or assets valued at $25,000 or more, including acquiring another company, division or line of business (other than matters provided for in the Surviving Corporation's annual budget approved in accordance with this Section);

(xii) declare or pay any dividends or any other distribution in respect of any securities of the Surviving Corporation, or redeem, acquire or retire any securities;

(xiii) make or commit to make during any fiscal year capital expenditures or capital leases (other than capital expenditures and capital leases provided for in the Surviving Corporation's annual budget approved in accordance with this Section) which, in the aggregate, exceed $25,000;

(xiv) enter into any contract, commitment or arrangement of any nature with any corporation, partnership or other entity directly or indirectly owned or controlled by any employee of the Surviving Corporation, or by any relative of any employee of the Surviving Corporation;

(xv) create any committee of the Board of Directors, or change a committee of the Board of Directors, of the Surviving Corporation;

(xvi) borrow, issue bonds or notes, or otherwise incur debt or guarantee any debt (other than accounts payable incurred in the ordinary course of business, and any borrowing, issuance of bonds or notes, or other debt or guarantees of any debt provided for in the Surviving Corporation's annual budget approved in accordance with this Section);

(xvii) mortgage, pledge, grant a security interest, or otherwise encumber the assets of the Surviving Corporation (other than any mortgage, pledge, grant of security interest, or other encumbrance provided for in the Surviving Corporation's annual budget approved in accordance with this Section);

(xviii) initiate or settle any lawsuit or arbitration proceeding involving the Surviving Corporation, other than actions to collect debts owed to the Surviving Corporation;

(xix) retain independent certified public accountants to audit the books and financial records of the Surviving Corporation;

(xx) issue any press release of any type without the prior written approval of the Chief Executive Officer of Acquiror; or

(xxi) take any action referred to in clauses (i) through (xx) above, inclusive, relating to any subsidiary of the Surviving Corporation.

It is expressly acknowledged and agreed by Acquiror that nothing in this Section
1.15 is intended to prohibit, restrict or limit the Principal Stockholder, in his capacity as the President and Chief Executive Officer of the Surviving Corporation, from causing the Surviving Corporation to disburse some or all of the so-called "free cash flow" of the Surviving Corporation to satisfy in full any obligations of the Surviving Corporation for which the Principal Stockholder is a guarantor; rather, the Principal Stockholder is expressly authorized to cause the Surviving Corporation to make such disbursements for such purpose.

2.6 Spin-Off of WMAC. Section 4.10 of the Merger Agreement is hereby deleted.

2.7 Board of Directors of Acquiror. Section 4.11 of the Agreement is hereby deleted.


Section 3.  The Employment Agreement

3.1 Defined Terms. Words and terms defined in the Employment Agreement are used in this Section 3 with the same meaning.

3.2      Compensation.

(a) 2001 Bonus Compensation. No bonus shall be due and payable to Employee in regard to calendar year 2001.

(b) 2002-2004 Base Compensation. Section 4(a) of the Employment Agreement is hereby deleted and replaced with the following language:

(a) For the period from January 1, 2002 through and including December 31, 2002, an annual base compensation in an amount equal to One Hundred Fifty Thousand Dollars ($150,000.00) per annum; For the period from January 1, 2003 through and including December 31, 2003, an annual base compensation in an amount equal to One Hundred Sixty Thousand Three Hundred Five Dollars and Thirty-Five Cents ($160,305.35) per annum; For the period from January 1, 2004 through and including December 31, 2004, an annual base compensation in an amount equal to One Hundred Eighty-Three Thousand Two Hundred Six Dollars and Eleven Cents ($183,206.11) per annum; and"

(c)  2002-2004  Bonus  Compensation  Percentage.   Sections  4(b)(i),  4(b)(ii),
4(b)(iii) and 4(b)(iv) of the Employment Agreement are hereby deleted and replaced with the following language:

(i) for the period from and after the date of this Agreement through and including December 31, 2001, zero percent (0%) of Employee's base compensation amount for that period;

(ii) for the period from and after January 1, 2002 through and including December 31, 2002, thirty-one percent (31%) of Employee's base compensation amount for that period;

(iii) for the period from and after January 1, 2003 through and including December 31, 2003, thirty-one percent (31%) of Employee's base compensation amount for that period;

(iv) for the period from and after January 1, 2004 through and including December 31, 2004, thirty-one percent (31%) of Employee's base compensation amount for that period."

(c) 2002 Bonus Compensation Earnings Target. In accordance with Section 4(b) of the Employment Agreement, the Board of Directors of the Company, with the approval of the Board of Directors of CGI Holding Corporation, hereby establishes the following annual earnings-based performance criteria for calendar year 2002, which is hereby acknowledged by Employee:

The pre-tax net income of the Company for such calendar year as calculated by the firm of independent certified public accountants retained by CGI Holding Corporation (the "CPAs") in accordance with generally accepted accounting principles ("GAAP") except as described in the proviso below the "Section 3.2(d) Pre-Tax Net Income"), shall meet or exceed an amount (hereafter referred to as the Company's "Earnings Target" for such calendar year) equal to the sum of (1) Seven Hundred Fifty Thousand Dollars ($750,000), plus (2) One-Half (50%) of the amount (if any) by which (i) the aggregate amount collected by the Company during such calendar year in connection with any and all bad debts written off by the Company prior to such calendar year, exceeds (ii) Twelve Thousand Dollars ($12,000); provided, however, that in making such calculation of the Section 3.2(d) Pre-Tax Net Income the CPAs shall be directed to deviate from GAAP as follows: such Section 3.2(d) Pre-Tax Net Income of the Company for such calendar year shall be reduced to appropriately reflect the fair market value of all current or deferred salaries, bonuses, benefits or other compensation of any nature earned by any employee of the Company in regard to such calendar year, excluding only (aa) stock options granted to any employee of the Company (including Employee) by CGI Holding Corporation, and (bb) Employee's bonus compensation pursuant to Section 4(b) of the Employment Agreement).

(d) Senior Management-Level Equity-Based Compensation. If (i) Employee continues to serve as the Chief Executive Officer of the Company under the Employment Agreement, (ii) during any calendar year beginning with calendar year 2002, the Company's Section 3.2(d) Pre-Tax Net Income in the good faith opinion of the Chief Financial Officer of CGI Holding Corporation is on track to meet or exceed the Company's Earnings Target for such calendar year, and (iii) during any calendar year beginning with calendar year 2003, the Company's Section 3.2(d) Pre-Tax Net Income did not fail to meet or exceed the Company's Earnings Target for the immediately preceding calendar year, then and in such event Employee shall be included in any equity-based compensation package (such as stock options, warrants, or convertible securities) awarded by the Board of Directors of CGI Holding Corporation to the senior management-level officer group of CGI Holding Corporation (defined as the Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer of CGI Holding Corporation) at a level that is at least seventy percent (70%) of the average of such compensation awarded to the members of such group, provided, however, that this Section 3.2(d) shall not apply to any equity-based compensation package awarded by the Board of Directors of CGI Holding Corporation to any officer of CGI Holding Corporation at the time of execution of, or pursuant to the terms of, such officer's initial employment agreement with CGI Holding Corporation.


Section 4.  The Voting Agreement

4.1 Defined Terms. Words and terms defined in the Voting Agreement are used herein with the same meaning.

4.2 Termination. Martin and Giura hereby agree that the Voting Agreement is terminated effective immediately, and that the Irrevocable Proxies executed and delivered by Giura to Martin, and by Martin to Giura, pursuant to Section 2 of the Voting Agreement, are hereby rendered null and void.

4.3 Voting Agreement - Giura. This Section 4.3 shall apply to all shares of capital stock of the Company legally or beneficially owned by, or directly or indirectly controlled by, Giura (collectively, the "Giura Shares"), regardless of the manner in which or the time when any of such shares are or were acquired by Giura. Giura hereby represents, warrants and covenants to Gerard M. Jacobs ("Jacobs") that, from the date hereof through December 31, 2017, the Giura Shares will be voted in favor of each of the directors of the Company nominated for election and/or retention by Jacobs, provided that this representation, warranty and covenant shall terminate if and in the event that:

(a) Jacobs dies;

(b) Jacobs no longer serves as the Chief Executive Officer of the Company; or

(c) Giura is not nominated by Jacobs for election and/or retention as a director of the Company.

In order to assure that all of the Giura Shares are voted as provided herein, Giura agrees to execute and deliver to Jacobs a properly notarized Irrevocable Proxy, in the form of Exhibit A attached to this Settlement Agreement and hereby made a part hereof.

4.4 Voting Agreement - Martin. This Section 4.4 shall apply to all shares of capital stock of the Company legally or beneficially owned by, or directly or indirectly controlled by, Martin (the "Martin Shares"), regardless of the manner in which or the time when any of such shares are or were acquired by Martin. Martin hereby represents, warrants and covenants to Jacobs that, from the date hereof through December 31, 2017, the Martin Shares will be voted in favor of each of the directors of the Company nominated for election and/or retention by Jacobs, provided that this representation, warranty and covenant shall terminate if and in the event that:

(a) Jacobs dies;

(b) Jacobs no longer serves as the Chief Executive Officer of the Company;

(c) Martin is terminated without cause as the Chief Executive Officer of World Mall; or

(d) Martin is not nominated by Jacobs for election and/or retention as a director of the Company.

In order to assure that all of the Martin Shares are voted as provided herein, Martin agrees to execute and deliver to Gerard M. Jacobs a properly notarized Irrevocable Proxy, in the form of Exhibit B attached to this Settlement Agreement and hereby made a part hereof.

4.5 Legends. Every certificate representing any of the Giura Shares, and every certificate representing any of the Martin Shares, shall be endorsed with the following conspicuous legend:

The shares represented by this certificate are subject to the terms of a Settlement Agreement dated as of February 25, 2002, and an irrevocable proxy executed and delivered pursuant thereto, copies of which are on file at the office of the Company."

Giura and Martin shall forthwith deliver all such certificates to the Company, with instructions that such certificates are to be endorsed with said legend.


Section 5. Stock Sales and Stock Options

5.1 Defined Terms. Words and terms defined in the Merger Agreement are used in this Section 5 with the same meaning.

5.2 Stock Sale - By Principal Stockholder. The Principal Stockholder shall sell to Acquiror, and Acquiror shall purchase from the Principal Stockholder, on a closing date designated by Acquiror which closing date shall in no event be later than sixty (60) days following the date of execution and delivery of this Settlement Agreement, an aggregate of One Million (1,000,000) shares of Acquiror Common Stock. The sale price of Eight Hundred Thousand (800,000) of such shares shall be Fifteen Cents ($0.15) per share in cash, and the sale price of the remaining Two Hundred Thousand (200,000) of such shares shall be Ten Cents ($0.10) per share in cash, for an aggregate sale price of One Hundred Forty Thousand Dollars ($140,000) in cash. At the closing of such sale, the Principal Stockholder shall deliver to Acquiror certificates representing the 1,000,000 shares of Acquiror Common Stock being sold, properly endorsed or otherwise in proper form for transfer, and the certificates so surrendered shall, at the election of Acquiror, either be cancelled or held by Acquiror as treasury stock; provided, that the Principal Stockholder shall have the right, at his election, to cause a portion of the 1,000,000 shares of Acquiror Common Stock being sold under this 5.2 to be sold and delivered by his spouse, if she is inclined to do so.

5.3 Proceeds of Stock Sale By Acquiror. Acquiror hereby agrees that, out of the net proceeds received by Acquiror from the first sale of common stock or preferred stock of Acquiror where such net proceeds are at least Seven Million Dollars ($7,000,000), not less than Two Million Dollars ($2,000,000) of such net proceeds shall be transferred by Acquiror to the Surviving Corporation. Such transferred $2 million shall be treated as a contribution by Acquiror to the equity capital of the Surviving Corporation, and no interest or other charges by Acquiror shall be associated therewith. Such transferred $2 million shall be deployed in the business of the Surviving Corporation in such fashion as shall be approved by the Board of Directors of the Surviving Corporation.

5.4 Proceeds of Stock Option Exercises by Former World Mall Stockholders. Acquiror hereby agrees that the net proceeds received by Acquiror from the exercise of those certain Outstanding Warrants and Outstanding Options listed in
Schedule 1.6 to the Merger Agreement shall be transferred by Acquiror to the Surviving Corporation. Such transferred net proceeds shall be treated as a contribution by Acquiror to the equity capital of the Surviving Corporation, and no interest or other charges by Acquiror shall be associated therewith. Such transferred net proceeds shall be deployed in the business of the Surviving Corporation in such fashion as shall be approved by the Board of Directors of the Surviving Corporation.

5.5 Stock Option Issuances - Current. Acquiror hereby agrees to issue certain options to purchase Acquiror Common Stock to certain employees and to a potential employee of the Surviving Corporation (collectively, the "Managers"), all as specified in Exhibit C attached hereto and hereby made a part hereof, provided, however, that Gerard M. Jacobs and John Giura shall have no obligation to so vote unless each of such Managers signs and delivers to the Company on the date hereof the Consent, Agreement and Acknowledgement that is set forth in Exhibit E attached hereto and hereby made a part hereof.

5.6 Stock Option Issuances - Future. Gerard M. Jacobs and John Giura hereby covenant to vote, in their capacities as Directors of Acquiror, in favor of Acquiror issuing options to purchase Acquiror Common Stock to the Managers, all as specified in Exhibit D attached hereto and hereby made a part hereof, provided, however, that Gerard M. Jacobs and John Giura shall have no obligation to so vote unless each of the Managers signs and delivers to the Company on the date hereof the Consent, Agreement and Acknowledgement that is set forth in Exhibit E attached hereto and hereby made a part hereof.


6. Representations, Waranties and Covenants

6.1 World Mall Employees. S. Patrick Martin hereby represents, warrants and covenants to the other parties to this Settlement Agreement that, simultaneously with the execution of this Settlement Agreement, S. Patrick Martin shall deliver to Gerard M. Jacobs a complete and accurate binder containing the following in regard to each current and former employee of World Mall, Inc.: name; age; social security number; title, if any; job function; copy of any employment agreement, severance agreement, confidentiality agreement, non-solicitation agreement, intellectual property agreement, or other material agreement; salary and bonus schedule; and schedule of stock options and warrants, including date granted, term, vesting schedule and strike price.

6.2 Tag-Along Registration Right. CGI Holding Corporation hereby acknowledges that it intends to file a registration statement with the United States Securities and Exchange Commission covering shares of common stock of CGI Holding Corporation issued either in connection with an acquisition or in connection with raising capital in a private placement or public issuance of stock to investors. CGI Holding Corporation hereby represents, warrants and covenants to S. Patrick Martin that he and each of the other former stockholders of World Mall, Inc. shall be granted the opportunity to include in such registration statement a percentage of the shares of common stock of CGI Holding Corporation received by him in connection with the Merger Agreement, respectively, which percentage shall be the greater of (a) Fifty Percent (50%), or (b) the highest percentage stock registration granted by CGI Holding Corporation to any person or entity in connection with any such acquisition or raising of capital; provided that S. Patrick Martin and each of the other former stockholders of World Mall, Inc. shall forfeit this so-called "tag-along" registration right if he fails to timely provide to the securities lawyers for CGI Holding Corporation all of the information reasonably required by such securities lawyers in order to include his shares in such registration statement.

6.3 Personal Guarantees. The parties hereto acknowledge and agree that, notwithstanding CGI Holding Corporation's efforts, S. Patrick Martin continues to be a personal guarantor in regard to certain debt of World Mall. CGI Holding Corporation and World Mall, Inc. hereby covenant to attempt to structure their capital raising efforts so as to effect a release of S. Patrick Martin from such personal guarantees at the earliest practicable time. It is acknowledged and agreed by CGI Holding Corporation that S. Patrick Martin, in his capacity as the President and Chief Executive Officer of World Mall, is expressly authorized to cause World Mall to disburse some or all of the following funds in order to satisfy in full any debts of World Mall for which S. Patrick Martin is a guarantor: the so-called "free cash flow" of World Mall's business, in accordance with Section 2.5 above; the $2 million of net proceeds of stock sales transferred by CGI Holding Corporation to World Mall pursuant to Section 5.3 above; and the net proceeds of certain stock option exercises transferred by CGI Holding Corporation to World Mall pursuant to Section 5.4 above. CGI Holding Corporation hereby agrees and covenants to indemnify and hold harmless S. Patrick Martin from any losses incurred by him arising from such personal guarantees. CGI Holding Corporation further hereby agrees and covenants to execute and deliver a corporate guaranty, in such form as shall be reasonably requested by each creditor in regard to such personally guaranteed debt, and otherwise to cooperate with S. Patrick Martin either to eliminate such personal guarantees or to cause World Mall to pay off such personally guaranteed debts.

6.4 Indemnification. CGI Holding Corporation hereby agrees and covenants to indemnify and hold harmless S. Patrick Martin, John Giura and Gerard M. Jacobs, respectively, from any third party claims associated in any way with the execution, delivery or terms of this Settlement Agreement.


7. Miscellaneous

7.1 Amendments and Waivers. This Settlement Agreement sets forth the entire understanding among the parties hereto with respect to the subject matter hereof, and no amendment, change, modification, discharge or waiver, in whole or in part, of any of its provisions shall be valid unless in writing and signed by each of the parties hereto. No waiver of any of the provisions of this Settlement Agreement shall be deemed or shall constitute a waiver of any other provision hereof, nor shall any such waiver constitute a continuing waiver unless otherwise expressly provided in such waiver. It is acknowledged and agreed by the parties hereto that as and to the extent released, amended and modified by this Settlement Agreement, the Merger Agreement and the Employment Agreement (but not the Voting Agreement) shall remain in full force and effect following the execution and delivery of this Settlement Agreement.

7.2 Assignment. This Settlement Agreement may not be assigned without the express prior written consent of each of the parties hereto.

7.3 Binding Effect. This Settlement Agreement shall be binding upon and shall inure to the benefit of the respective successors, heirs, beneficiaries, legal representatives, and permitted assignees, of each of the parties hereto, as if each such successor, heir, beneficiary, legal representative, or permitted assignee, was named as a party to this Settlement Agreement.

7.4 Notices. Any notice given pursuant to this Settlement Agreement shall be in writing and shall be duly given if personally delivered or if mailed by certified mail, postage prepaid, return receipt requested, to the party for whom it is intended at the following address, respectively, or to such other address as to which such party may from time to time notify the other parties in accordance with the provisions contained herein:


                  If to CGI Holding Corporation:

                           CGI Holding Corporation
                           Attention:  Board of Directors
                           300 N. Mannheim Road
                           Hillside, Illinois  60162


                  If to World Mall, Inc.:

                           World Mall, Inc.
                           Attention:  Board of Directors
                           630 Davis Drive, Suite 140
                           Morrisville, North Carolina  27560


If to Martin, in his individual capacity or in his capacity as the Stockholders' Agent under the Merger Agreement:

                           S. Patrick Martin
                           103 Parkside Circle
                           Chapel Hill, North Carolina  27516


                  If to Giura:

                           John Giura
                           c/o CGI Holding Corporation
                           300 N. Mannheim Road
                           Hillside, Illinois  60162


                  If to Jacobs:

                           Gerard M. Jacobs
                           31 N. Suffolk Lane
                           Lake Forest, Illinois  60045

Such notice shall be deemed to be effective upon receipt, if hand delivered, or five (5) days after being mailed in accordance with the provisions set forth in this Section 7.4

7.5 Severability and Enforceability. In the event that any provision of this Settlement Agreement is found to be invalid or unenforceable, the remaining provisions shall nevertheless be binding with the same effect as though the unenforceable provisions were deleted.

7.6 Governing Law. This Settlement Agreement shall be governed by, construed, interpreted and enforced in accordance with the internal laws of the State of New York, regardless of the laws that might otherwise govern under applicable principles of conflicts of laws thereof.

7.7 Counterparts. This Settlement Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties, it being understood that all parties need not sign the same counterpart.


In Witness Whereof, the parties have executed this Settlement Agreement as of the date first above written, intending to be legally bound hereby.

                            CGI HOLDING CORPORATION

                            By_/s/Gerard M. Jacobs
                            Gerard M. Jacobs, President and CEO

                            WORLD MALL, INC.


                            By_/s/S. Patrick Martin
                            S. Patrick Martin, President and CEO



                            By_/s/S. Patrick Martin
                            S. Patrick Martin in his individual capacity
                            and in his capacity as the Stockholders' Agent under the Merger Agreement as defined above


                            By_/s/ John Giura
                            John Giura



                            By_/s/ Gerard M. Jacobs
                            Gerard M. Jacobs


                                    EXHIBIT A
                                       TO
                              SETTLEMENT AGREEMENT

                                IRREVOCABLE PROXY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, being the holder of ____2,500,000____ shares of the voting capital stock (the "Shares") of CGI Holding Corporation (the "Corporation"), does hereby constitute and appoint Gerard M. Jacobs, and any successor-in-interest to Gerard M. Jacobs, as his proxy, with respect to those Shares held by the undersigned, pursuant to the terms and conditions of the Settlement Agreement, as defined below, to attend meetings of the shareholders of said Corporation, with full power to vote and act for the undersigned and in his name, place and stead, in the same manner, to the extent, and with the same effect as if the undersigned were personally present thereat, and to express consent or dissent on his behalf, solely with respect to those issues set forth in the Settlement Agreement, giving said Gerard M. Jacobs and any successor-in-interest to Gerard M. Jacobs full power of substitution and revocation.

Gerard M. Jacobs, the proxy named above, is a person designated by and under a Settlement Agreement, dated as of February 25, 2002, to which this proxy is attached (the "Settlement Agreement"), and which is authorized by Section 620(a) of the New York State Business Corporation Law.

THIS PROXY IS IRREVOCABLE AND SHALL REMAIN IN FULL FORCE AND EFFECT UNTIL SUCH TIME AS IT IS TERMINATED PURSUANT TO THE PROVISIONS OF THE SETTLEMENT AGREEMENT.

Any proxy or proxies heretofore given by the undersigned to any person or persons whatsoever are hereby revoked.

Dated:  February 25, 2002                   By:_/s/ John Giura
                                                   John Giura

Sworn to before me this 25th
day of February, 2002:


__________________________
Notary Public

My commission expires:  ______________________




                                    EXHIBIT B
                                       TO
                              SETTLEMENT AGREEMENT

                                IRREVOCABLE PROXY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, being the holder of __3,597,988_____ shares of the voting capital stock (the "Shares") of CGI Holding Corporation (the "Corporation"), does hereby constitute and appoint Gerard M. Jacobs, and any successor-in-interest to Gerard M. Jacobs, as his proxy, with respect to those Shares held by the undersigned, pursuant to the terms and conditions of the Settlement Agreement, as defined below, to attend meetings of the shareholders of said Corporation, with full power to vote and act for the undersigned and in his name, place and stead, in the same manner, to the extent, and with the same effect as if the undersigned were personally present thereat, and to express consent or dissent on his behalf, solely with respect to those issues set forth in the Settlement Agreement, giving said Gerard M. Jacobs and any successor-in-interest to Gerard M. Jacobs full power of substitution and revocation.

Gerard M. Jacobs, the proxy named above, is a person designated by and under a Settlement Agreement, dated as of February 25, 2002, to which this proxy is attached (the "Settlement Agreement"), and which is authorized by Section 620(a) of the New York State Business Corporation Law.

THIS PROXY IS IRREVOCABLE AND SHALL REMAIN IN FULL FORCE AND EFFECT UNTIL SUCH TIME AS IT IS TERMINATED PURSUANT TO THE PROVISIONS OF THE SETTLEMENT AGREEMENT.

Any proxy or proxies heretofore given by the undersigned to any person or persons whatsoever are hereby revoked.

Dated:  February 25, 2002                   By_/s/ S. Patrick Martin_
                                             S. Patrick Martin

Sworn to before me this ______
day of February, 2002:


__________________________
Notary Public

My commission expires:  ______________________




                                    EXHIBIT C
                                       TO
                              SETTLEMENT AGREEMENT

                           STOCK OPTIONS TO BE ISSUED


The  following  stock  options  shall be  evidenced  by a form of  Stock  Option
Agreement to be approved by the Board of Directors of CGI Holding Corporation and its securities lawyers. All terms and conditions of such form of Stock Option Agreement shall apply to and limit the following stock options. For example, and without limiting the generality of the foregoing, the number of shares covered by such stock options, and the strike price per share of such stock options, shall be appropriately adjusted to reflect any and all stock splits, stock dividends, and other corporate events following the date of issuance of such stock options.

Date of                           Number  Strike                    Vesting
                                    of    Price                     Expiration
Issuance Grantee                  Shares Per Share     Date*           Date*

2-25-2002    Andrew Beal           56,585 $ 0.27     2-25-2003        2-25-2007
2-25-2002    Mark Camphaug          7,455 $ 0.27     2-25-2003        2-25-2007
2-25-2002    Thomas M. Dwyer IV    33,147 $ 0.27     2-25-2003        2-25-2007
**   2002    Mike Lobb             41,431 $  ***     2-25-2003        2-25-2007
2-25-2002    Chadd Lomoglio        33,147 $ 0.27     2-25-2003        2-25-2007
2-25-2002    S. Patrick Martin    200,000 $ 0.27     2-25-2003        2-25-2007
2-25-2002    Yvette C. McGreen      3,315 $ 0.27     2-25-2003        2-25-2007
____________________

* The stock options are not vested and cannot be exercised prior to the vesting date. A grantee's options shall terminate immediately if such grantee for any reason is not continuously employed by World Mall from the date of issuance through the vesting date. If a grantee's continuous employment with World Mall terminates for any reason on or after the vesting date, then such grantee's options shall terminate, if not exercised, within thirty (30) [days] following the date of such termination of employment.

** The date of issuance of these options to be issued to Mike Lobb will depend upon his date of hire by World Mall, Inc. CGI Holding Corporation's obligation to issue these options to Mike Lobb is contingent upon Mike Lobb being hired by World Mall no later than April 30, 2002.

*** If CGI Holding Corporation issues these options to Mike Lobb, the strike price per share shall be the higher of: (1) the closing price per share of CGI Holding Corporation common stock on the last trading date prior to the date of issuance of these options to Mike Lobb, or (2) the strike price per share of the other options issued to the other stock option grantees who are listed on this Exhibit C.


                                    EXHIBIT D
                                       TO
                              SETTLEMENT AGREEMENT

                         POTENTIAL FUTURE STOCK OPTIONS


The following stock options shall only be issued if and when such issuance is approved by the Board of Directors of CGI Holding Corporation. No stock options will be issued to any potential grantee whose continuous employment with World Mall has terminated for any reason prior to the date of issuance of the stock options.

If and when such issuance is approved by the Board of Directors of CGI Holding Corporation, the following stock options shall be evidenced by a form of Stock Option Agreement to be approved by the Board of Directors of CGI Holding Corporation and its securities lawyers. All terms and conditions of such form of Stock Option Agreement shall apply to and limit the following stock options. For example, and without limiting the generality of the foregoing, the number of shares covered by such stock options, and the strike price per share of such stock options, shall be appropriately adjusted to reflect any and all stock splits, stock dividends, and other corporate events following the date of issuance of such stock options.

Date of      Potential            Number of Strike Price Vesting   Expiration
Issuance     Grantee                Shares* Per Share    Date***     Date***

2-__-2003    Andrew Beal            56,585  $__ **   __ 2-__-2004   2-__-2007
2-__-2004    Andrew Beal            56,585  $__ **   __ 2-__-2005   2-__-2007
2-__-2005    Andrew Beal            56,585  $__ **   __ 2-__-2006   2-__-2007
2-__-2003    Mark Camphaug           7,455  $__ **   __ 2-__-2004   2-__-2007
2-__-2004    Mark Camphaug           7,455  $__ **   __ 2-__-2005   2-__-2007
2-__-2005    Mark Camphaug           7,455  $__ **   __ 2-__-2006   2-__-2007
2-__-2003    Thomas M. Dwyer IV     33,147  $__ **   __ 2-__-2004   2-__-2007
2-__-2004    Thomas M. Dwyer IV     33,147  $__ **   __ 2-__-2005   2-__-2007
2-__-2005    Thomas M. Dwyer IV     33,147  $__ **   __ 2-__-2006   2-__-2007
2-__-2003    Mike Lobb ****         41,431  $__ **   __ 2-__-2004   2-__-2007
2-__-2004    Mike Lobb ****         41,431  $__ **   __ 2-__-2005   2-__-2007
2-__-2005    Mike Lobb ****         41,431  $__ **   __ 2-__-2006   2-__-2007
2-__-2003    Chadd Lomoglio         33,147  $__ **   __ 2-__-2004   2-__-2007
2-__-2004    Chadd Lomoglio         33,147  $__ **   __ 2-__-2005   2-__-2007
2-__-2005    Chadd Lomoglio         33,147  $__ **   __ 2-__-2006   2-__-2007
2-__-2003    Yvette C. McGreen       3,315  $__ **   __ 2-__-2004   2-__-2007
2-__-2004    Yvette C. McGreen       3,315  $__ **   __ 2-__-2005   2-__-2007
2-__-2005    Yvette C. McGreen       3,315  $__ **   __ 2-__-2006   2-__-2007
____________________

* The number of shares covered by the stock options shall be appropriately adjusted to reflect any and all stock splits, stock dividends, and other corporate events following the date of the Settlement Agreement.

     ** The strike price per share of the stock options shall be the closing bid price per share of CGI Holding Corporation common stock on the last trading day prior to the date of issuance of the stock options.

     *** The stock options are not vested and cannot be exercised prior to the Vesting Date. A grantee's stock options shall terminate immediately if such grantee for any reason is not continuously employed by World Mall from the date of issuance through the vesting date. If a grantee's continuous employment with World Mall terminates for any reason on or after the vesting date, then such grantee's options shall terminate, if not exercised, within thirty (30) [days] following the date of such termination of employment.

     **** Gerard M. Jacobs' and John Giura's obligation to vote to issue these options to Mike Lobb is contingent upon Mike Lobb being hired by World Mall no later than April 30, 2002




                                    EXHIBIT E
                                       TO
                              SETTLEMENT AGREEMENT

                     CONSENT, AGREEMENT AND ACKNOWLEDGEMENT

This Consent, Agreement and Acknowledgement is given in connection with that certain Settlement Agreement dated as of February 25, 2002, by and among CGI Holding Corporation, John Giura, Gerard M. Jacobs, World Mall, Inc., and S. Patrick Martin ("Settlement Agreement").

As an inducement to the parties to the Settlement Agreement to enter into the Settlement Agreement, and in consideration for the issuance by CGI Holding Corporation of the stock options set forth on Attachment 1 below, the undersigned manager (the "Manager") of World Mall, Inc. (the "Company") hereby consents, agrees and acknowledges:

(1) That the bonus compensation potentially payable to the undersigned Manager in regard to each calendar year shall be subject to the same conditions as, and shall be structured in the same fashion as, the bonus compensation potentially payable to S. Patrick Martin in regard to such calendar year; i.e., such Manager's maximum potential bonus compensation shall equal 31% of such Manager's base compensation during such calendar year; such Manager shall receive no bonus compensation for such calendar year if the Company's Pre-Tax Net Income (defined below) for such calendar year is less than 50% of the Company's Earnings Target (as defined below) for such calendar year; and in the event that the Company's Pre-Tax Net Income for such calendar year is 50% or more, but less than 100%, of the Company's Earnings Target for such calendar year, then such Manager's bonus compensation for such calendar year shall be equal to 31% of such Manager's base compensation during such calendar year multiplied by a ratio, the numerator of which shall be the Company's Pre-Tax Net Income for such calendar year and the denominator of which shall be the Company's Earnings Target for such calendar year. "Pre-Tax Net Income" means the pre-tax net income of the Company for such calendar year as calculated by the firm of independent certified public accountants retained by CGI Holding Corporation (the "CPAs") in accordance with generally accepted accounting principles ("GAAP"), provided, however, that in making such calculation of the Pre-Tax Net Income the CPAs shall be directed to deviate from GAAP as follows: such Pre-Tax Net Income of the Company for such calendar year shall be reduced to appropriately reflect the fair market value of all current or deferred salaries, bonuses, benefits or other compensation of any nature earned by any employee of the Company in regard to such calendar year, excluding only (aa) stock options granted to any employee of the Company (including Employee) by CGI Holding Corporation, and (bb) S. Patrick Martin's bonus compensation. "Earnings Target" for the calendar year 2002 shall mean an amount equal to the sum of (1) Seven Hundred Fifty Thousand Dollars ($750,000), plus (2) One-Half (50%) of the amount (if any) by which (i) the aggregate amount collected by the Company during such calendar year in connection with any and all bad debts written off by the Company prior to such calendar year, exceeds
(ii) Twelve Thousand Dollars ($12,000). The Earnings Target for subsequent years will be established by the Board of Directors of the Company.

(2) That such Manager does not currently have any disputes or claims of any nature against the Company, S. Patrick Martin, CGI Holding Corporation, John Giura or Gerard M. Jacobs.

In Witness Whereof, the undersigned Manager has signed and delivered this Consent, Agreement and Acknowledgement to the Company on February 25, 2002, intending to be legally bound hereby.


11              A computation of income per share is contained in this Form
                10-KSB.

21 The Registrant has two subsidiaries: Safe Environment Corporation of Indiana, an Indiana corporation; WorldMall.Com, a Delaware corporation.




(b)      REPORTS ON FORM 8-K.

(1) The Company filed Form 8-K during the fourth quarter of 2000 in reference to the sale of the assets of Roli Ink Corporation.

(2) The Company filed Form 8-K during the second quarter of 2001 in reference to the purchase of the assets of WorldMall.Com.

(3) The Company filed Form 8-K during the fourth quarter of 2001 in reference to the sale of the assets of Trifinity, Inc.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2002.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 25th day of March, 2002.

Signature                               Title

/s/ John Giura                  Chairman and Vice President
------------------------
John Giura


/s/ T Benjamin Jennings         Director
------------------------
T Benjamin Jennings





                            Independent Auditor's Report

To the Board of Directors
CGI Holding Corporation
300 N Mannheim Road
Hillside, Illinois 60162


We have audited the accompanying consolidated balance sheets of CGI Holding Corporation (a Nevada Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CGI Holding Corporation as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

By: /s/ Poulos & Bayer

Poulos & Bayer
Chicago, Illinois

March 1, 2002



                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

                                                 2001       2000
                                              ---------- ----------

CURRENT ASSETS
Cash                                             73,118    582,972
Accounts Receivable                             348,029  1,815,562
Allowance for Bad Debts                         (14,999)   (15,142)
Inventory                                             -     22,913
Other Current Assets                             31,486     21,593
Notes Receivable                                550,000    350,000
Employee Loan Receivable                         12,667          -
Costs and Estimated Earnings in
   Excess of Costs                               17,800          -
Advances to ACS Construction                    830,708          -
Deferred Tax Asset                              158,250          -
Current Assets of Discontinued Operations             -    830,643
                                              ---------- ----------

Total Current Assets                          2,007,259  3,608,541
                                              ---------- ----------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet                    226,834    314,017
Less:Accumulated Depreciation                   (31,719)   (95,502)
                                              ---------- ----------
   Subtotal                                     195,115    218,514
Fixed Assets of Discontinued Operations(Net)          -    508,068
                                              ---------- ----------
 NET PROPERTY, PLANT AND EQUIPMENT              195,115    726,583
                                              ---------- ----------

OTHER ASSETS
Goodwill                                      2,367,041    316,716
Other Assets                                    167,229        825
Good Faith Deposit                                    -    470,000
Employee Loan Receivable                        222,333          -
Deferred Tax Asset                              371,050          -
Other Assets of Discontinued Operations               -     88,668
                                              ---------- ----------
TOTAL OTHER ASSETS                            3,127,653    876,209
                                              ---------- ----------
TOTAL ASSETS                                  5,330,027  5,211,333
                                              ========== ==========

CURRENT LIABILITIES
Current Portion of Long Term Debt               332,729    544,966
Notes Payable-Line of Credit                  1,024,618    999,692
Accounts Payable                                265,974    526,791
Short-Term Borrowings                                 -          -
Accrued Corporate Taxes                          29,712    131,808
Accrued Liabilities                              17,414    165,414
Deferred Revenue                                304,835          -
Current Liabilities of Discontinued Operations        -    576,356
                                             ---------- ----------
TOTAL CURRENT LIABILITIES                     1,975,282  2,945,027
                                              ---------- ----------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion          151,415     12,452
Deferred Income Tax                                   -     49,652
Loan Payable-Shareholder                        153,132    180,000
Long Term Liabilities of Discontinued Operations      -    377,553
                                              ---------- ----------
TOTAL LONG TERM LIABILITIES                     304,547    619,657
                                              ---------- ----------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                          -          -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
17,999,627 shares issued and
16,499,627 outstanding in 2001,
11,229,779 shares issued and
10,229,779 outstanding in 2000,                  17,999     11,230
Additional Paid In Capital                    5,056,067  3,119,381
Accumulated Deficits                         (1,623,868)(1,133,962)
Treasury Stock                                 (400,000)  (350,000)
                                              ---------- ----------
TOTAL STOCKHOLDERS' EQUITY                    3,050,198  1,646,649
                                              ---------- ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                       5,330,027  5,211,333
                                              ========== ==========
   The accompanying notes are an integral part of these financial statement.


                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICITS    STOCK
                          ---------- ---------- ---------------------- ---------

BALANCE: JANUARY 1, 2000  10,229,779    $10,230 $2,895,381 ($1,863,923)       -

SOLD 1,000,000 SHARES
ON 3/31/00 FOR
$0.225/SHARE               1,000,000      1,000    224,000

PURCHASE 1,000,000 SHARES
INTO TREASURY ON 11/16/00
AT $0.35/SHARE            (1,000,000)                                 (350,000)

2000 NET INCOME                                               729,962
                          ---------- ---------- ---------- ---------- ----------

BALANCE:DECEMBER 31, 2000 10,229,779    11,230  3,119,381  (1,133,961)(350,000)


ISSUED 6,186,515 IN THE
PURCHASE OF WORLDMALL.COM
ON MARCH 27, 2001          6,186,515     6,186  1,849,769

PURCHASED 500,000 SHARES
ON JULY 20, 2001 FOR
$0.10/SHARE                (500,000)                                   (50,000)

SOLD 200,000 SHARES AT
$.15 PER SHARE ON 12/1/01   200,000        200     29,800

SOLD 333,333 SHARES AT
$.15 PER SHARE ON 12/17/01  333,333        333     49,667

SOLD 50,000 SHARES AT
$.15 PER SHARE ON 12/31/01   50,000         50      7,450


2001 NET LOSS                                                (489,907)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2001 16,499,627    17,999  5,056,067  (1,623,868)(400,000)
                          ========== ========== ========== ========== ==========

   The accompanying notes are an integral part of these financial statement.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                      2001        2000
                                                   ---------- -----------

SALES                                               6,981,218   8,341,515

COST OF GOODS SOLD                                  3,382,565   6,080,644
                                                   ---------- -----------

GROSS PROFIT                                        3,598,653   2,260,871

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             3,915,511   2,370,277
                                                   ---------- -----------

(LOSS) FROM OPERATIONS                               (316,858)   (109,406)
                                                  ----------- -----------

OTHER INCOME (EXPENSES)
   Other Income/(Expense)                             158,767    (149,863)
   Interest Income                                      3,108       5,070
   Interest Expense                                  (156,852)   (287,403)
                                                   ---------- -----------

TOTAL OTHER INCOME (EXPENSE)                            5,023    (432,196)
                                                   ---------- -----------

NET LOSS) BEFORE CORPORATE
INCOME TAXES                                         (311,835)   (541,602)

INCOME TAX PROVISION                                 (176,295)   (195,151)
                                                   ---------- -----------

NET (LOSS) FROM
   CONTINUING OPERATIONS                             (135,540)   (346,451)
                                                   ---------- -----------
DISCONTINUED OPERATIONS:
  Income(Loss) from operations of discontinued
  operations (less applicable tax - See Note)
                                                      (54,457)    170,250

  Gain(Loss) on disposal of discontinued
  operations(less applicable tax of - See Notes)
                                                     (299,910)    906,162
                                                  ----------- -----------
TOTAL DISCONTINUED OPERATIONS                        (354,367)  1,076,412
                                                  ----------- -----------

NET INCOME (LOSS)                                    (489,907)    729,961
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                             (0.01)      (0.03)
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                           (0.02)       0.10
                                                  =========== ===========
NET INCOME PER COMMON SHARE                            (0.03)       0.07
                                                  =========== ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          14,753,398  10,859,916
                                                  =========== ===========
        The accompanying notes are an integral part of these statements.


                         CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                          2001         2000
                                                     ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income(Loss)                                    (489,907)      729,962
Non-Cash Items Included in Net Income (Loss)
    Loss on Disposition of Assets                        377,155       243,082
    Gain on Disposition of Assets                              -      (251,318)
    Depreciation                                          79,292       208,354
    Amortization                                         406,208       205,316
    Allowance for Bad Debts                              (35,001)     (104,635)
    Allowance for Impaired Assets                        205,281             0
OTHER CHANGES:
Change in Accounts Receivable                            890,736      (280,302)
Change in Inventory                                      (29,191)      (27,206)
Change in Other Current Assets                           (84,948)      225,654
Change in Prepaid Corporate Taxes                              -       211,029
Change in Costs and Estimated Earnings over Billings      17,800
Change in other Assets                                    89,192         8,758
Change in Accounts Payable                              (286,271)      (25,239)
Change in Accrued Expenses                                64,109        45,045
Change in Accrued Income Taxes                          (102,096)      131,808
Change in Deferred Taxes                                (308,035)      377,767
Change in Deferred Revenue                               121,314             -
Change in Assets and Liabilities
     of Discontinued Operations                                -       186,585
Change in Deferred Tax Liabilities                       (49,652)       26,987
                                                     ------------ -------------
NET CASH CHANGE FROM OPERATING ACTIVITIES                865,986     1,911,647
                                                     ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired-Discontinued Operations            (56,578)       (6,668)
Change in Other Notes Receivable                        (200,000)            -
Change in Advances to ACS Construction                (1,035,989)            -
Change in Loan Receivable - Employee                    (235,000)            -
Purchase of WorldMall.Com, Net of cash received         (246,830)     (470,000)
Proceeds from Sale of Assets, Net of Cash Transferred     95,794       365,000
Fixed Assets Acquired                                   (134,117)       (7,636)
                                                     ------------ -------------
NET CASH CHANGE FROM INVESTING ACTIVITIES             (1,812,720)     (119,304)
                                                     ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable                            1,669,764       200,000
Principal Payments made on Notes Payable              (1,006,879)     (943,687)
Proceeds from Shareholder Loans                          115,086        12,636
Principal Payments Made on Shareholder Loans            (348,591)     (447,636)
Proceeds from Sale of Stock                               57,500       225,000
Purchase of treasury Stock                               (50,000)     (350,000)
Change in Debt-Discontinued Operations                         -       (22,874)
                                                     ------------ -------------
NET CASH CHANGE FROM FINANCING ACTIVITIES                436,880    (1,326,561)
                                                     ------------ -------------

NET CASH CHANGE                                         (509,855)      465,782

CASH BALANCE:JANUARY 1                                   582,972       117,190
                                                     ------------ -------------
CASH BALANCE: DECEMBER 31                                 73,118       582,972
                                                     ============ =============
   The accompanying notes are an integral part of these financial statement.

Supplemental Information
    Interest Paid                                        222,519       382,190
    Income Taxes Paid                                    131,808      (156,672)

Supplemental Schedule Of Noncash Investing and Financing Activities

On October 1, 2000, the Company sold assets amounting to $1,244,165 for a $350,000 note receivable and the assumption of $651,083 of the Company's liabilities.

On March 27, 2001, the Company issued  6,186,515 shares of its common stock in a
merger  with  WorldMall.Com.   The  Company  received  assets  of  $681,568  and
liabilities of $841,557 and recognized goodwill in the amount of $2,534,179.

On July 2, 2001, the Company disposed of part of its SECO operating unit. The assets and liabilities of SECO Illinois were disposed of in a sale to Focus Environmental Consultants. The Company disposed of assets totalling $1,303,757, debt of $813,490 and liabilities of $464,799, resulting in a loss of $25,467.

On September 30, 2001, the Company disposed of its subsidiary Trifinty, Inc. The Company disposed of total assets of $1,546,592, debt of $823,941 and liabilities of $170,964. The Company also received a $200,000 note receivable which was paid in full in October, 2001.

In December of 2001, $30,000 of the Company's debt was converted into 200,000 shares of the Company's common stock.

   The accompanying notes are an integral part of these financial statement.


                          CGI HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

HISTORY AND ORGANIZATION

CGI Holding Corporation (formerly known as North Star Petroleum, Inc.) (the "Company") was incorporated under the laws of the State of Nevada in October of 1987. From 1993 until July 1997, the Company had essentially no operations.

The Company became operational on August 4, 1997, when it completed an agreement to acquire two private companies whereby it issued 4,961,056 shares of common stock to shareholders of the private companies resulting in 8,272,779 shares issued and oustanding.

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

The transaction was accounted for using the purchase method of accounting. The December 31, 2001 balance sheet included in this filing reflects the acquisition of WorldMall.Com.

The results of operations of WorldMall.Com are included in the Statement of Operations from the date of acquisition.

NATURE OF BUSINESS

CGI  Holding   Corporation  is  a  holding   company  which  owns  100%  of  two
subsidiaries, Safe Environment Corporation of Indiana ("SECO-Indiana"), and WorldMall.Com("WorldMall").

SAFE ENVIRORNMENT CORPORATION

The Company currently has one subsidiary involved in the asbestos/lead abatement
industry.   Safe  Environment   Corporation  of  Indiana   ("SECO-Indiana")  was
incorporated in the State of Indiana in 1999.

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

SECO expanded its services to include lead mitigation and demolition in order to better serve its clients overall environmental needs. SECO provides asbestos and lead abatement services to industrial, government and private concerns desiring to remove or abate asbestos and/or lead in the workplace or residence in order to alleviate the health risks associated with asbestos and/or lead.

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

SECO currently employs approximately 6 full time employees who average 40 hours per week. In addition, SECO has a pool hourly field personnel who are available on an as needed basis.

WORLDMALL.COM

WorldMall.Com, d/b/a KeywordRanking.com was incorporated in October 1999 in the State of New York. It is primarily engaged in providing search engine enhancement services to web sites, under the name KeywordRanking.com. KeywordRanking.com assists its clients' websites in obtaining top twenty positioning on search engines worldwide. The websites benefit from top twenty positioning, which results in a significantly higher number of visits from potential customers.

Worldmall.Com currently employs 34 people. WorldMall.com is headquartered in Morrisville, North Carolina.

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


WORLDMALL.COM

The Company recognizes revenues and costs in the period that they are deemed to be earned and incurred under the accrual method of accounting.


B. BASIS OF PRESENTATION

The consolidated statements include the accounts of the company and its subsidiaries. All intercompany transactions have been eliminated. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's prudent judgments and estimates. Actual results may differ from those estimates.

C. PROPERTY, PLANT & EQUIPMENT

All assets are depreciated over their estimated useful life using the 150% declining balance method.

Property, Plant & Equipment consist of the following,

                                    2001          2000
                                 --------      ---------
Leasehold Improvements                 $0        $7,728
Furniture and Fixtures             98,584        50,787
Equipment                          15,300        72,117
Vehicles                          112,950       183,385
                                 --------      ---------
Total                            $226,834      $314,017
                                 ========      =========
D. INCOME TAXES

The company provides for federal and state income taxes on items included in the Consolidated Statements of Operations regardless of the period when such taxes are payable. Deferred taxes are recognized for temporary differences between financial and income tax reporting based on enacted tax laws and rates.

E. GOODWILL

Goodwill represents the excess of the amount paid to acquire business operations over the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 5 years.

In June 2001 the Financial Accounting Standards Board adopted Statement of Accounting Standards(SFAS) No. 142 - Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of its fair value, an impairment loss will be recognized. Impairment will be reviewed annually.

The Company presently has material amounts of goodwill reported in its financial statements. The company has not yet determined the effect, if any, of adopting the provisions of SFAS No. 142 on amounts currently reported as goodwill in its financial statements.

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

DISPOSITION OF ASSETS

The Company's wholly owned subsidiary Safe Environment Corporation liquidated its Illinois branch in July 2001. This liquidation was accomplished by selling its assets for the assumption of all its liabilities. The amount of liabilities assumed was $1,278,290 resulting in a one time pre tax loss of $25,468. The Company will continue its contracting activities through its Indiana branch.


SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has two operating segments at the end of 2001: asbestos abatement and search engine enhancement. The Company disposed of its Ink production division in November of 2000 and its liquid filling division in September 2001, and they are included as discontinued operations. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.


                        NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                   2001                          2000
                         AMOUNT         PERCENT        AMOUNT          PERCENT

SECO                  $5,509,825         78.92%     $8,341,515           100.00%
WORLDMALL.COM          1,471,393         21.08%              -             0.00%
OTHER                          -          0.00%              -             0.00%
                     -----------      ---------     ----------          --------
TOTAL SALES           $6,981,218        100.00%     $8,341,515           100.00%
                     ===========      =========     ==========          ========


                      OPERATING PROFIT BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                    2001                          2000
                               --------------                --------------
SECO                              $1,125,958                      $401,076
WORLDMALL.COM                       (851,538)                            -
OTHER                               (591,278)                     (510,482)
                               --------------                --------------
TOTAL OPERATING PROFIT             ($316,858)                    ($109,406)
                               ==============                ==============

                        TOTAL ASSETS BY INDUSTRY SEGMENT

INDUSTRY SEGMENT         AMOUNT         PERCENT        AMOUNT          PERCENT

SECO                  $1,465,847         27.50%     $2,066,611            39.66%
OTHER                  1,127,167         21.15%      1,638,975            31.45%
WORLDMALL.COM          2,737,013         51.35%              -             0.00%
DISCONTINUED                   -          0.00%      1,505,747            28.89%
                     ------------      --------     -----------          -------
TOTAL ASSETS          $5,330,027        100.00%     $5,211,333           100.00%
                     ============      ========     ===========          =======


ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2001 and 2000 consisted of the following:

                                                     2001          2000
                                                  ----------    ----------
     Currently Due                                  $315,883    $1,705,097
     Retainages                                       32,146       144,960
                                                  ----------    ----------
                                                    $348,029    $1,850,057
                                                  ==========    ==========

Retainages are due in less than one (1) year.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was $14,999 and $15,142 on December 31, 2001 and 2000 respectively.

NOTE RECEIVABLE

The Company received a note on October 1, 2000 from ACS Construction, resulting from the sale of its SECO of Missouri operating subsidiary, in the amount of $350,000. The note was due on December 31, 2001. However, the note has not be paid. Additionally, the Company advanced $200,000 during the year to an affiliate of ACS Construction. As collateral for the amounts due, ACS and affiliates have pledged their interest in a Missouri LLC. It is the opinion of management that these notes will be repaid through the operating profits of the LLC. The nature of the LLC's business is the development of residential real estate lots in St. Charles, Missouri.


CONSTRUCTION CONTRACTS IN PROGRESS - SECO INDIANA

The following is the analysis of amounts recognized on open contracts.

Estimated costs incurred to date                        $5,738
Estimated profit on open contracts recognized to date   12,062
                                                       --------
            Sub-total                                             $17,800
Total billings to date                                                  0
                                                                ----------
Estimated costs and profits in excess of billings to date         $17,800
                                                                ==========
Recognized in the balance sheet as follows:
   Costs and estimated earnings over billings                     $17,800
                                                                ==========

ADVANCES TO ACS CONSTRUCTION

The Company entered into an agreement with a contracting company in St. Louis, Missouri, ACS Construction, Inc., whereby the Company would help finance an asbestos abatement contract on a General Motors plant in the state of Oklahoma. ACS Construction was the entity that had purchased the assets of Safe Environment Corporation of Missuouri in the fall of 2000.

The net profit from this project was to be used to fulfill ACS's $350,000 note payable with the Company's parent corporation, CGI Holding Corporation,

The funds forwarded to ACS Construction were made available from the Company's line of credit with the United Bank of Lisle. As well, the funds forwarded were to be used solely for the purpose of completing the General Motors contract.

As of the balance sheet date, the Company is still owed $1,035,989 from ACS Construction, Inc.

All interest payments on this note were made by ACS Construction, Inc. Total interest incurred in 2001 for the line of credit was $26,897.

The amount of this receivable was adjusted to $836,708 with the difference being charged as an asset impairment in the amount of $205,281. The value of the asset after write down reflects amounts to be received under the GM Contract and property and equipment transferred to the Company's SECO subsidiary.

NOTES PAYABLE
                                                2001                   2000
                                             -----------          --------------
  CIB Bank - Line of Credit
  Interest rate of 8.75% and maturity
  date of May 31, 2001.  It is secured
  by the general assets of SECO- Illinois            -               $999,692

  Marine Bank Line of Credit
  Interest rate of 10.00% and maturity
  date of 9/1/01. It is secured by the
  general assets of Trifinity, Inc.                  -                412,544

  M & T BANK
  This is a demand loan due
  3/23/02.  The maximum amount
  available is $100,000.  Interest
  is paid at prime plus one floating.
  It is secured by the general assets
  of WorldMall.Com                              70,000                      -


  UNITED COMMUNITY BANK
  Note is a line of credit due July 13, 2002
  with an interest rate of 6.50%.  This note
  is secured by the general assets of SECO -
  Indiana                                      954,618                      -
                                             -----------          --------------

TOTAL LINE OF CREDIT                        $1,024,618             $1,412,236
                                             -----------          --------------

  Clara Bendersky
  Note payable due December 31, 2001 with
  an interest rate of 10.00%.  It is
  unsecured.                                         -                150,000

  Thomas Moore Association
  Note payable due June 30, 2002 with an
  interest rate of 8.50%.  Note is
  unsecured.                                   100,000                      -

  OTTO BARTH
  Note payable due June 30, 2002
  with interest rate of 8.25%.  Note is
  unsecured.                                    50,000                 50,000

  AUDREY LOVE
  Note payable due October 30, 2002
  with an interest rate of 8.25%. This
  note is unsecured.                            70,000                100,000

  PAUL DOLL TRUST
  Note payable due June 1, 2002 with
  interest rate of 10.00%.  This note
  is unsecured.                                 35,000                 35,000

  Union Federal Savings - Equipment Loan
  Note due 8/20/2005 with an interest rate
  of 11.25%. Secured by the fixed assets of
  Trifinity, Inc.                                    -                457,542

  Computer Loan
  36 month note dated September 1999 with
  an interest rate of 15.99%                         -                    945

  Vehicle Loan
  48 month note with an interest rate of
  7.65%                                              -                  4,322

  Vehicle Loan
  60 month note dated 4/3/99 with an interest
  rate of 7.59%                                      -                 17,151

  High Falls Development
  This note carries an interest rate
  of 11.50% and payments are being
  made monthly in the amount of $4,292.06.     150,749                      -

  Note Payable -Unicyn
  Note dated 2/14/01 and is for 36
  months at $2,196.19 principal plus
  interest per month.  Secured by equipment
  of Worldmall.Com                              57,101                      -

  Note Payable - American Express
  36 month note dated August 2000.
  Interest rate is 14.50%.  Note is
  unsecured                                     21,294                      -
                                             -----------          --------------
TOTALS                                       $1,508,762            $2,277,196
                                             ===========          ==============

Principal payments for the next five years are as follows:

        2002                           $1,389,648
        2003                               44,790
        2004                               45,296
        2005                               29,028
        2006                                    0
                                       ----------
                                       $1,508,762
                                       ==========

DEFERRED REVENUE

The Company enters into long term contracts with clients in which they pay up front for the services to be rendered. The Company then recognizes this revenue over the period of the contract. The contracts are usually for a one year period and therefore all deferred revenue is a recorded as a current obligation.

ADVERTISING COSTS

Advertising costs are expenses when incurred, and were $18,666 in 2001 and $20,508 in 2000.


GOODWILL

Goodwill  in  the  amount  of  $2,534,179   was  realized  in  the  purchase  of
WorldMall.com on March 27, 2001. This is being amortized using the straight line method over a period of five years or $126,709 per quarter.


LEASING COMMITMENTS

SECO-Indiana leases a small office and warehouse space in Indiana under a lease effective from February 1, 2000 through January 31, 2002. Under the terms of its lease, the Company pays monthly rent of $465 per month for the first 12 months and $800 for the remaining twelve months.

SECO-Indiana extended this lease through January 31, 2004. Under the new terms of its lease, the Company will pay monthly rent of $1,000 per month for the first 12 months and $1,150 for the remaining twelve months.

CGI Holding Corporation has a month to month lease at $500.00 per month for its space requirements. The Company's current space is adequate for its daily operations.

WorldMall.Com rents space in Raleigh, North Carolina for $12,402 per month. The lease expires February 1, 2006. The rental amount is adjusted yearly for expenses. The current rent payment of $12,402 runs through February 1, 2003. WorldMall.Coms deposit on their office space of $90,875 is being used to reduce their yearly rental payments. The first credit, to be used on February 1, 2002, is $10,874.84, reducing the rent payment in that month. On February 1 of each of the succeding years the Company will receive a credit of $20,000 towards their rental payments until the end of the lease on February 1, 2006, at which time the remianing deposit of $20,000 will be refunded.
This space is adequate for WorldMall.Com's needs.


Rent expense was $324,508 and $251,191 for the years ended December 31, 2000 and 2001, respectively.

Minimum Lease Payments for the next five years are:

                                               2002     $149,749
                                               2003      130,885
                                               2004      129,874
                                               2005      128,824
                                               2006       12,402

RELATED PARTY TRANSACTIONS

During the year the Company entered into an arms length transaction with a related party to lease their employees. Employee leasing is utilized to bring a large number of employees under one workers compensation inurance policy to receive a better rate from the insurance carrier. For each pay period the Company would be billed by Nexus Management Solutions(NMS) for the employees wages, payroll taxes liabilities, workers compensation premiums and a management fee. The total amount paid to NMS in 2001 was $2,098,431.


CGI Holding Corporation leased its corporate headquarters form a partnership which is owned and controlled by John Giura, the president of the Company, and James Spachman, a major shareholder of the Company. The lease is on a month-to-month term and the rental amount during the two year period was $700.00 per month. The Company moved out of the building in February of 2002.

EMPLOYEE LOANS RECEIVABLE

The Company loaned two of their key employees a total of $235,000.
A)  Anthony Paganelli

This note is in the amount of $150,000 with an interest rate of 5.0%. Interest will begin to accrue on May 1, 2002. The repayment terms are $1,753 per month, beginning on May 1, 2002 and continuing for 20 months at which time the final payment of principal and interest is due on December 31, 2003.
B) Jeff Mckernan

This note is in the amount of $85,000 with an interest rate of 5.0%. Interest will begin to accrue on May 1, 2002. The repayment terms are $786 per month, beginning on May 1, 2002 and continuing for 20 months at which time the final payment of principal and interest is due on December 31, 2003.

LOAN FROM SHAREHOLDERS

The Company and Worldmall.Com borrowed funds from shareholders throughout the year to cover operating expenses. The detail of this principal balances outstanding as of December 31, 2001 and 2000 were as follows:

                                                      2001              2000
                                                  -----------      ------------

John Giura                                             $410            $5,000
No repayment terms.  Interest paid
quarterly at 1/2% over the prime rate (loan to the Company).

Jim Spachman                                        $25,000          $175,000
No repayment terms.  No interest paid
or accrued

Pat Martin                                         $127,722                $0
No repayment terms


INCOME TAXES


The provision for income taxes consists of the following:
                                               2001           2000
                                           ------------    ------------
Current Tax Provision                          $29,520        $161,782
Deferred Tax Provision                        (357,687)        404,754
                                           ------------    ------------
  TOTAL TAX PROVISION                        ($328,167)       $566,536
                                           ============    ============

The components of the deferred provision were:
                                               2001           2000
                                           ------------    ------------
Accelerated Depreciation                      ($49,652)        $26,987
Net Operating Loss Carryforwards              (308,035)        377,767
                                           ------------    ------------
TOTAL DEFERRED TAX PROVISION                 ($357,687)       $404,754
                                           ============    ============
The deferred tax assets and liabilities included in the Consolidated Balance Sheets consist of the following:

                                               2001           2000
                                           ------------    ------------
Deferred Tax Assets-
  Net operating Loss Carryforwards           $523,444               $0
  Allowance for Doubtful Accounts               5,856                0
                                           ------------    ------------
                                             $529,300               $0
                                           ============    ============
Deferred Tax Liabilities
  Accelerated Depreciation                          0           49,652


TREASURY STOCK

On March 31, 2000, the Company sold 1,000,000 shares of its common stock at $0.25 per share. The shares were sold with an option agreement that these shares could be repurchased by the Company within nine months at the current market value. These shares were repurchased November 16, 2000 for $0.35 per share.

The Company purchased 500,000 shares from Pat Martin on July 20, 2001 for $0.10 per share or $50,000.

DISCONTINUED OPERATIONS - ROLI INK

In accordance with APB 30, the financial statement activities of Roli Ink Corporation are reported as discontinued operations. The following summarizes the results and tax consequences of the sale of the Division in 2000.

GAIN ON DISPOSITION OF ASSETS                        $1,548,352

TAX RELATED TO DISPOSITION OF ASSETS                    642,190
                                                      ---------
NET GAIN ON DISPOSITION OF ASSETS                                $906,162

INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS      $288,115

TAX RELATED TO INCOME FROM OPERATIONS                   119,497
                                                      ---------
NET INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS             168,618
                                                               ----------
                                                               $1,074,780
                                                               ==========
SALES THROUGH THE DISPOSAL DATE WERE $2,580,557

DISCONTINUED OPERATIONS-TRIFINTY, INC.

In accordance with APB 30, the financial statement activities of Trifinity, Inc. are reported as discontinued operations. The following summarizes the results and tax consequences of the sale of the Division in 2001.

                                                 2000              2001
                                           --------------    ------------------
NET LOSS FROM OPERATIONS
   OF DISCONTINUED OPERATIONS               1,632             (77,796)

TAX RELATED TO INCOME FROM OPERATIONS           -             (23,339)
                                           ------            ---------
NET INCOME FROM DISCONTINUED OPERATIONS             1,632               (54,457)

LOSS ON DISPOSITION OF ASSETS                   -            (428,443)

TAX RELATED TO LOSS ON DISPOSITION OF ASSETS    -            (128,533)
                                           ------            ---------
NET LOSS ON DISPOSITION OF ASSETS                       -              (299,910)
                                                  -------              ---------
TOTAL LOSS FROM DISCONTINUED OPERATIONS             1,632              (354,367)
                                                  =======              =========

TOTAL SALES WERE                                1,587,683             1,197,050
                                                =========             =========

PRO FORMA RESULTS OF OPERATIONS

The following pro forma results of operations inclue the operations of WorldMall.com for the periods presented.

                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                      2001        2000
                                                   ---------- -----------

SALES                                               7,375,629   9,243,247

COST OF GOODS SOLD                                  3,790,078   7,149,754
                                                   ---------- -----------

GROSS PROFIT                                        3,585,551   2,093,493

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             4,289,882   3,030,481
                                                   ---------- -----------

INCOME FROM OPERATIONS                               (704,331)   (936,988)
                                                  ----------- -----------

OTHER INCOME (EXPENSES)
   Other Income/(Expense)                             158,767    (149,863)
   Interest Income                                      3,108       5,070
   Interest Expense                                  (166,840)   (306,229)
                                                   ---------- -----------

TOTAL OTHER INCOME (EXPENSE)                           (4,965)   (451,022)
                                                   ---------- -----------

INCOME BEFORE CORPORATE
INCOME TAXES                                         (709,296) (1,388,010)

INCOME TAX PROVISION                                 (241,161)   (471,923)
                                                   ---------- -----------

NET (LOSS) FROM
   CONTINUING OPERATIONS                             (468,135)   (916,087)
                                                   ---------- -----------
DISCONTINUED OPERATIONS:
  Income(Loss) from operations of discontinued
  operations (less applicable tax - See Note)
                                                      (54,457)    170,250

  Gain(Loss) on disposal of discontinued
  operations(less applicable tax of - See Notes)
                                                     (299,910)    906,162
                                                  ----------- -----------
TOTAL DISCONTINUED OPERATIONS                        (354,367)  1,076,412
                                                  ----------- -----------

NET INCOME (LOSS)                                    (822,502)    160,325
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                             (0.03)      (0.08)
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                           (0.02)       0.10
                                                  =========== ===========
NET INCOME PER COMMON SHARE                            (0.05)       0.02
                                                  =========== ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          14,753,398  10,859,916
                                                  =========== ===========