Form 10QSB
period 2002-03-31
CGI HOLDING CORP
filed 2002-05-30
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

     For the quarterly period ended : March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State of other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

300 N MANNHEIM ROAD, HILLSIDE, ILLINOIS                    60162
------------------------------------------             --------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code    (708) 547-0401
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,599,627 shares of its $0.001 par value common stock as of May 15, 2002.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended March 31, 2002

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

        Item 5. Other Information

Signature

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
              MARCH 31, 2002, DECEMBER 31, 2001 AND MARCH 31, 2001

                                     MARCH 31      DECEMBER 31,       MARCH 31
                                       2002             2001            2001
                                   (unaudited)       (audited)       (unaudited)
                                   -----------     ------------     -----------
CURRENT ASSETS
Cash                                   209,791           73,118         133,335
Accounts Receivable                    430,859          348,029       2,368,284
Allowance for Bad Debts                (44,999)         (14,999)        (65,143)
Inventory                                    -                -          26,763
Other Current Assets                    31,686           31,686         115,420
Loans Receivable-Employees              12,667           12,667         350,000
Costs and Estimated Earnings in
    Excess of Billings                       -           17,800               -
Other Notes Receivable                 200,000          550,000               -
Deferred Tax Asset                     158,250          158,250         221,265
Advances to ACS Construction           100,000          830,708               -
Current Assets of
   Discontinued Operations                   -                -       1,129,457
                                   -----------     ------------     -----------
Total Current Assets                 1,098,254        2,007,259       4,279,381
                                   -----------     ------------     -----------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet           941,826          226,834         333,210
Less:Accumulated Depreciation          (76,414)         (31,718)       (110,888)
                                   -----------     ------------     -----------
    Subtotal                           865,412          195,115         222,322
Fixed Assets of Discontinued
    Operations(Net)                          -                -         494,684
                                   -----------     ------------     -----------
NET PROPERTY, PLANT AND EQUIPMENT      865,412          195,115         717,006
                                   -----------     ------------     -----------
OTHER ASSETS
Goodwill                                     -        2,367,041       2,843,308
Good Faith Deposit                           -                -          80,000
Loans Receivable-Employees             222,333          222,333               -
Deferred Tax Asset                     371,050          371,050               -
Other Assets                           148,431          167,228         164,707
Other Assets of
    Discontinued Operations                  -                -          86,417
                                   -----------     ------------     -----------
TOTAL OTHER ASSETS                     741,814        3,127,653       3,174,432
                                   -----------     ------------     -----------
TOTAL ASSETS                         2,705,480        5,330,027       8,170,819
                                   ===========     ============     ===========


CURRENT LIABILITIES
Current Portion of Long Term Debt      380,020          332,729         491,856
Notes Payable-Line of Credit         1,013,870        1,024,618         659,961
Accounts Payable                       262,809          265,973         888,499
Short-Term Borrowings                        -                -          50,000
Accrued Corporate Taxes                 29,712           29,712         216,242
Accrued Liabilities                    128,925           17,414         338,898
Deferred Revenue                       278,696          304,835               -
Current Liabilities of
    Discontinued Operations                  -                -         788,132
                                   -----------     ------------     -----------
TOTAL CURRENT LIABILITIES            2,094,032        1,975,281       3,433,588
                                   -----------     ------------     -----------
LONG TERM LIABILITIES
Long-Term Debt, Net of
      Current Portion                  142,321          151,415         118,535
Deferred Income Tax                                           -          49,652
Loan Payable-Shareholder               206,632          153,132         300,000
Long Term Liabilities of
      Discontinued Operations                -                -         357,385
                                   -----------     ------------     -----------
TOTAL LONG TERM LIABILITIES            348,953          304,547         825,572
                                   -----------     ------------     -----------
STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                -                 -               -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
18,099,627 shares issued and
16,599,627 outstanding                  18,099           17,999          17,416
Additional Paid In Capital           5,070,967        5,056,067       4,969,150
Accumulated Deficit                 (4,426,571)      (1,623,868)       (724,907)
Treasury Stock                        (400,000)        (400,000)       (350,000)
                                   -----------     ------------     -----------
TOTAL STOCKHOLDERS' EQUITY             262,495        3,050,198       3,911,659
                                   -----------     ------------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               2,705,480        5,330,027       8,170,819
                                   ===========     ============     ===========


                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           PERIOD ENDED MARCH 31, 2002


                            COMMON   COMMON   PAID-IN    RETAINED    TREASURY
                            SHARES    STOCK   CAPITAL    EARNINGS     STOCK
                          ---------- -------- --------- ----------  ------------

BALANCE:JANUARY 1, 2001   10,229,779    11,230  3,119,381  (1,133,961)(350,000)


ISSUED 6,186,515 IN THE
PURCHASE OF WORLDMALL.COM
ON MARCH 27, 2001          6,186,515     6,186  1,849,769

PURCHASED 500,000 SHARES
ON JULY 20, 2001 FOR
$0.10/SHARE                (500,000)                                   (50,000)

SOLD 200,000 SHARES AT
$.15 PER SHARE ON 12/1/01   200,000        200     29,800

SOLD 333,333 SHARES AT
$.15 PER SHARE ON 12/17/01  333,333        333     49,667

SOLD 50,000 SHARES AT
$.15 PER SHARE ON 12/31/01   50,000         50      7,450


2001 NET LOSS                                                (489,907)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2001 16,499,627    17,999  5,056,067  (1,623,868)(400,000)

SOLD 100,000 SHARES AT
$0.15 PER SHARE ON 1/02/02   100,000       100     14,900

NET LOSS                                                   (2,802,703)
                          ---------- ---------- ---------- ---------- ----------

BALANCE: MARCH 31, 2002   16,599,627    18,099  5,070,967  (4,426,571) (400,000)
                          ========== ========== ========== ========== ==========


                          CGI HOLDING CORPORATION, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                         2002         2001
                                      ------------ ------------

SALES                                   1,229,649    2,358,699

COST OF GOODS SOLD                        419,286    1,341,298
                                      ------------ ------------

GROSS PROFIT                              810,363    1,017,401

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                   893,505      416,164
                                      ------------ ------------

INCOME(LOSS) FROM OPERATIONS              (83,142)     601,237
                                      ------------ -------------

OTHER INCOME (EXPENSES)
    Impairment of Goodwill             (2,367,041)           -
    Other Income(Expense)                (335,000)      38,030
    Interest Income                             -        3,075
    Interest Expense                      (17,519)     (31,451)
                                      ------------ ------------

TOTAL OTHER INCOME (EXPENSE)           (2,719,560)       9,654
                                      ------------ -------------

INCOME(LOSS) BEFORE CORPORATE
INCOME TAXES                           (2,802,703)     610,891

INCOME TAX PROVISION                            -      211,056
                                      ------------ ------------

NET INCOME(LOSS) FROM
    CONTINUING OPERATIONS              (2,802,703)     399,835

INCOME FROM DISCONTINUED OPERATIONS
(NET OF TAX OF $5,186)                          -        9,219
                                      ------------ ------------

NET INCOME(LOSS)                       (2,802,703)     409,054
                                      ============ =============

NET INCOME)LOSS)PER COMMON SHARE
FROM CONTINUING OPERATIONS                 ($0.17)        $0.04
                                      ============ ============

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                $0.00        $0.00
                                      ============ ============

NET INCOME(LOSS) PER COMMON SHARE          ($0.17)       $0.04
                                      ============ ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              16,597,405   10,504,735
                                      ============ ============



                          CGI HOLDING CORPORATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                      2002         2001
                                                   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit(Loss)                                (2,802,703)     409,054
Non-Cash Items Included in Net Profit(Loss)
    Depreciation                                        44,696       25,600
    Amortization                                     2,367,041        7,587
    Allowance for Bad Debts                             30,000            -
    Allowance for Impaired Assets                      350,000            -
OTHER CHANGES:
Change in Accounts Receivable                          (82,830)    (342,447)
Change in Inventory                                          -      (37,927)
Change in Other Current Assets                          17,800         (845)
Change in other Assets                                  18,797      (36,749)
Change in Accounts Payable                              (3,164)      (5,881)
Change in Accrued Expenses                             111,511       56,541
Change in Accrued Income Taxes                               -       84,434
Change in Deferred Revenue                             (26,139)           -
Change in Good Faith Deposit                                 -     (349,500)
                                                   ------------ ------------
NET CASH CHANGE FROM OPERATING ACTIVITIES               25,009     (190,133)
                                                   ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                  (17,532)           -
Received from ACS Construction                         110,000            -
Cash acquired in acquisition                                 -       22,670
                                                   ------------ ------------
NET CASH CHANGE FROM INVESTING ACTIVITIES               92,468       22,670
                                                   ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                            (49,304)    (282,174)
    Proceeds from Sale of Stock                         15,000            -
    Proceeds from Shareholder Loans                     53,500            -
                                                   ------------ ------------
NET CASH CHANGE FROM FINANCING ACTIVITIES               19,196     (282,174)
                                                   ------------ ------------

NET CASH CHANGE                                        136,673     (449,637)

CASH BALANCE:JANUARY 1                                  73,118      582,972
                                                   ------------ ------------

CASH BALANCE: MARCH 31                                 209,791      133,335
                                                   ============ ============

Supplemental Information
    Interest Paid                                       17,519       55,260
    Income Taxes Paid                                        -      131,808

Supplemental Schedule Of Noncash Investing and Financing Activities

On March 27, 2001, the Company issued  6,186,515 shares of its common stock in a
merger  with   WorldMall.Com.   The  Company  received  assets  of  681,568  and
liabilities of $841,557 and realized goodwill of $2,534,179.


During the first quarter of 2002, the Company received equipment in the amount of $697,460, and assumed liabilities totalling $76,752 from ACS Construction Company in lieu of part of their outstanding obligations to the Company.


                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

GOODWILL WRITE DOWN

The first quarter of 2002 results reflect the elimination of goodwill amortization. The amount of the quarterly charge would have been $131,791 if their elimination had not occurred. However, the Company, in conjunction with the implementation of Statement of Financial Accounting Standard 142 (FASB 142), has elected to take a one time charge, reflected as 'Impairment of Asset' in the amount of $2,367,041.

This goodwill was associated with the Company's acquisitions of World Mall.Com in March of 2001 and Safe Environment Corporation in August of 1997.

The implementation of FASB 142 is required for fiscal years beginning after December 15, 2001. The new FASB requires an annual valuation of the goodwill as opposed to the periodic amortization under old rules.

Management has elected to value the its goodwill acquired in the purchases of WorldMall.Com and Safe Environment Corporation at zero in light of their current operating results since acquisition.

The total recorded cost of the goodwill at the time of acquisition of WorldMall.Com was $2,534,179 and the amount amortized through 2001 was $380,127.

The original amount of goodwill associated with Safe Environment Corporation was $301,924 with $88,935 being recognized to date.


MERGER WITH WORLDMALL.COM

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

WorldMall.Com was incorporated in October, 1999 in the State of New York. It is presently engaged in the internet industry and provides search engine enhancement services and an on-line shopping mall through which web sites may be accessed.

The transaction was accounted for using the purchase method of accounting. The balance sheet included in this filing reflects the acquisition of WorldMall.Com.

INCOME TAXES

The Company has not recognized a deferred tax asset relating to the write down of its goodwill. The goodwill will be amortized for tax purposes for a 15 year period, expiring in the year ended 2016. The Company currently has net operating loss carryovers from the year ended 2001 and World Mall's carryover prior to the merger which totaled $2,603,002. No increase in the deferred tax asset will be recognized until future positive earnings can be projected.

NOTES PAYABLE
                                                  2002                  2001
                                              ------------           ----------


M & T BANK
This is a demand loan dated 3/23/01.
The maximum amount available is $100,000.
Interest is paid at prime plus one floating.       55,485                50,000

UNITED COMMUNITY BANK
Note is a line of credit due July 13, 2002
with an interest rate of 6.50%                    958,385                     -

CIB BANK LINE OF CREDIT
Interest rate of 8.75% and maturity date
of May 31, 2001.  This note was secured by
the general assets of SECO                              -               691,192

MARINE BANK - LINE OF CREDIT
Note wa due on 9/1/01 and carried an interest
rate of 10.00%.  This note was secured by
the assets of Trifinity, Inc.                           -               558,804
                                              ------------           ----------
                                                1,013,870             1,299,996
                                              ------------           ----------
THOMAS MOORE ASSOCIATION
Note payable due June 30, 2002 with an
interest rate of 8.50%                            100,000               100,000

OTTO BARTH
Note payable due June 30, 2002
with interest rate of 8.25%.                       50,000                50,000

AUDREY LOVE
Note payable due October 30, 2002
with an interest rate of 8.25%.                    70,000               100,000

PAUL DOLL TRUST
Note payable due June 1, 2002 with
interest rate of 10.00%.                           35,000                35,000

HIGH FALLS DEVELOPMENT
Note dated August 25, 2000 at prime plus 2.
Payments are $5,555.56 principal plus interest.   145,134               172,750

NOTE PAYABLE - UNICYN
Note dated 2/14/01 and is for 36 months at
$2,196.19 principal plus interest per month.       48,763                     -

NOTE PAYABLE- AMERICAN EXPRESS
36 month note dated August 2000.  Interest
rate is 14.50%                                     18,418                     -

OTHER INSTALLMENT LOANS                            55,025                21,410

UNION FEDERAL SAVINGS
Note dated 8/20/99 wth a 6 year amortization.
This note was secured by the equipment of
Trifinity, Inc.                                         -               438,616

JOHN ENGLISH
Note payable due 7/1/01 with an interest rate
of 8.0%.                                                -                50,000
                                              ------------           ----------
                                                1,481,185             2,167,772
                                              ============           ==========
LOAN FROM SHAREHOLDERS

The Company and SECO-Illinois borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of March 31, 2001 was $230,000. The details of the balance on March 31, 2001 were as follows.

Jim Spachman             $25,000 -   No repayment terms.  Interest paid monthly
                                     as 10.00%.

John Giura                68,410 -   No repayment terms. No interest paid or
                                     accrued.

Pat Martin               113,222 -   No repayment terms. No interest paid or
                                     accrued.

NOTES RECEIVABLE

In satisfaction of $550,000 of notes receivable owed to CGI from ACH Construction, the Company took a 40.5% interest in a residential housing development in St. Charles, MO (a suburb of St. Louis). The developer is engaged in the completion of the infrastructure and a model single family residence. When completed, the project will include 26 lots on 10.5 acres. It is estimated that the project will be built-out over a 24-36 month period commencing in the second quarter of 2002.

Management has elected to write down their asset to 200,000, which reflects estimated liquidation value, due to the uncertainty of the project manager's intention and capacity to complete the project's build-out.

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the three months ended March 31, 2002 and 2001.

PRO FORMA STATEMENT OF OPERATIONS

The following pro forma results of operations include the operations of WorldMall.Com for the the period spresented.

                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                 2001
                                           -----------------

SALES                                             2,803,109

COST OF GOODS SOLD                                1,674,943
                                           -----------------

GROSS PROFIT                                      1,128,166

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             730,076
                                           -----------------

INCOME FROM OPERATIONS                              398,090
                                           -----------------

OTHER INCOME (EXPENSES)
    Other Income                                     38,030
    Interest Income                                   3,075
    Interest Expense                                (51,474)
                                           -----------------

TOTAL OTHER INCOME (EXPENSE)                        (10,369)
                                           -----------------

INCOME BEFORE CORPORATE
INCOME TAXES                                        387,721

INCOME TAX PROVISION                                135,702
                                           -----------------

NET INCOME FROM
    CONTINUING OPERATIONS                           252,019
                                           =================

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                            $0.02
                                           =================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        10,504,735
                                           =================

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCIAL CONDITIONS

Total assets of the Company at March 31, 2002 were $2,705,481 compared to $8,170,819 at March 31, 2001 a decrease of $5,465,338. This substantial decrease is attributable to $1,710,558 of assets from discontinued operations and the write down of goodwill of $2,367,041.

Total debt of the Company at March 31, 2002 was $2,442,985 compared to $4,259,160 at March 31, 2001. The decrease in debt resulting from discontinued operations was $1,145,517.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the first quarter of 2002 was a positive $136,673, compared to a negative cash flow of $449,637 at March 31, 2001.

Working capital at the end of the first quarter was a negative $615,758 as compared to December 31, 2001 of $31,978, a decrease of $647,736. Current short-term debt at March 31, 2002 was $1,013,870.

RESULTS OF OPERATIONS

Sales for the quarter ended March 31, 2002 were $1,229,649 compared to the first quarter of 2001 of $2,358,699, a decrease of $1,129,050 or 48.87%. Accordingly, gross profit decreased from $1,017,401 in 2001 to $810,363 in 2002.

Selling, general and administrative expenses increased to $893,505 for the period ended March 31, 2002, from $416,164 for the same period last year, an increase of $477,341. This substantial increase is attributable to the activities of World Mall, purchased on March 27, 2001, which contributed $588,203 to the total.

Included in first quarter results is a one time charge to 'Impairment of goodwill' in the amount of $2,367,041. As a result of this one time charge, the net loss on operations for this quarter was ($2,802,703) or ($0.17) per share. Results of operation would have reflected a loss of ($435,662) without the one time charge, or ($0.03) per share. Net income from continuing operations for the first quarter of 2001 were $399,835 or $0.04 per share.

Sales of the 'Seco' subsidiary were $344,463 compared to last year sales of $2,358,699, a decrease of $2,023,236. Their results of operations for the first quarter was a loss of ($89,969). In 2001 Seco achieved a pre-tax profit of $675,216 for the same quarter.

Certain anticipated contracts have been delayed and some never materialized due to the general slowdown of the economy. The difficult market in obtaining performance bonds also contributed to the first quarter results.

Management cannot predict with any degree of certainty what level of progress will be reached during the balance of the fiscal year.

Seco is  attempting  to  refinance  a  portion  of its  debt to  allow a  longer
repayment  schedule  utilizing  its  equipment  as  collateral.   To  date  this
refinancing has not been realized.

Sales of World Mall.Com were $894,186 for the first quarter of 2002, resulting in an operating profit of $60,689.

Management believes the stabilization of the World Mall operations has been accomplished by its keyword ranking services. It is anticipated that a significant portion of its future cash flows will be required to satisfy repayment of debts incurred prior to stabilization. Consequently, World Mall's growth will be capital constrained until these debts are satisfied.

Management of CGI, which was installed in December of 2001, has elected to pursue selected acquisitions of existing businesses in the Internet, software and financial services sectors. However, no acquisitions have been determined as of this filing.

Segment Analysis

                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED MARCH 31, 2001

                             SECO             CGI      CONSOLIDATED
                         -------------  ------------ --------------

SALES                       2,358,699             -      2,358,699

COST OF SALES               1,341,298             -      1,341,298
                         -------------  ------------ --------------

GROSS PROFIT                1,017,401             -      1,017,401

SELLING AND
  ADMINISTRATION              354,640        61,524        416,164
                         -------------  ------------ --------------

INCOME FROM
  OPERATIONS                  662,761       (61,524)       601,237
                         -------------  ------------ --------------

OTHER INCOME (EXPENSE)

OTHER INCOME                   38,030             -         38,030
INTEREST INCOME                     -         3,075          3,075
INTEREST EXPENSE              (25,576)       (5,875)       (31,451)
                         -------------  ------------ --------------

TOTAL                          12,454        (2,800)         9,654
                         -------------  ------------ --------------

INCOME BEFORE TAXES           675,215       (64,324)       610,891
                         =============  ============ ==============


                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED MARCH 31, 2002

                             SECO       WORLDMALL        CGI      CONSOLIDATED
                         ------------- ------------- ------------ --------------

SALES                         335,463       894,186            -      1,229,649

COST OF SALES                 189,599       229,687            -        419,286
                         ------------- ------------- ------------ --------------
GROSS PROFIT                  145,864       664,499            -        810,363

SELLING AND
  ADMINISTRATION              235,833       595,061       62,611        893,505
                         ------------- ------------- ------------ --------------

INCOME FROM
  OPERATIONS                  (89,969)       69,438      (62,611)       (83,142)
                         ------------- ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS         (212,989)   (2,154,052)    (350,000)    (2,717,041)
OTHER INCOME(EXPENSE)               -             -       15,000         15,000
INTEREST INCOME                     -             -            -              -
INTEREST EXPENSE                    -       (15,607)      (1,913)       (17,520)
                         ------------- ------------- ------------ --------------

TOTAL                        (212,989)   (2,169,659)    (336,913)    (2,719,561)
                         ------------- ------------- ------------ --------------

INCOME BEFORE TAXES          (302,958)   (2,100,221)    (399,524)    (2,802,703)
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

NONE

ITEM 5. OTHER INFOMRATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CGI HOLDING CORPORATION

DATED: MAY 28, 2002                   BY: /S/  GERARD M. JACOBS
                                     ----------------------------------------
                                      Gerard M. Jacobs, President and
                                      Chief Executive Officer

DATED: MAY 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title

/s/ Gerard M. Jacobs             President and Chief Executive Officer
--------------------
Gerard M. Jacobs