Form 10QSB
period 2002-06-30
CGI HOLDING CORP
filed 2002-08-13
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

     For the quarterly period ended : June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,599,627 shares of its $0.001 par value common stock as of August 12, 2002

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended June 30, 2002

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

        Item 5. Other Information

Signature

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
              JUNE 30, 2002, DECEMBER 31, 2001 AND JUNE 30, 2001

                                     JUNE 30      DECEMBER 31,       JUNE 30
                                       2002             2001            2001
                                   (unaudited)       (audited)       (unaudited)
                                   -----------     ------------     -----------
CURRENT ASSETS
Cash                                   205,104           73,118         115,020
Accounts Receivable                    784,895          348,029       2,364,906
Allowance for Bad Debts                (52,127)         (14,999)        (57,143)
Escrow Deposit                         400,000                -               -
Inventory                                    -                -          26,763
Other Current Assets                   133,293           31,686          85,088
Loans Receivable-Employees              12,667           12,667               -
Costs and Estimated Earnings in
    Excess of Billings                       -           17,800               -
Other Notes Receivable                 200,000          550,000         350,000
Deferred Tax Asset                     158,250          158,250         221,265
Advances to ACS Construction                 -          830,708         876,990
Current Assets of
   Discontinued Operations                   -                -         956,782
                                   -----------     ------------     -----------
Total Current Assets                 1,842,082        2,007,259       4,939,672
                                   -----------     ------------     -----------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet           947,625          226,834         389,787
Less:Accumulated Depreciation         (102,401)         (31,718)       (124,263)
                                   -----------     ------------     -----------
    Subtotal                           845,224          195,115         265,524
Fixed Assets of Discontinued
    Operations(Net)                          -                -         481,300
                                   -----------     ------------     -----------
NET PROPERTY, PLANT AND EQUIPMENT      845,224          195,115         746,824
                                   -----------     ------------     -----------
OTHER ASSETS
Goodwill                                     -        2,367,041       2,709,012
Good Faith Deposit                           -                -          80,000
Loans Receivable-Employees             222,333          222,333               -
Deferred Tax Asset                     371,050          371,050               -
Other Assets                            93,777          167,228         112,826
Other Assets of
    Discontinued Operations                  -                -          84,165
                                   -----------     ------------     -----------
TOTAL OTHER ASSETS                     687,160        3,127,653       2,986,003
                                   -----------     ------------     -----------
TOTAL ASSETS                         3,374,466        5,330,027       8,672,499
                                   ===========     ============     ===========


CURRENT LIABILITIES
Current Portion of Long Term Debt      784,271          332,729         926,727
Notes Payable-Line of Credit         1,361,090        1,024,618          70,100
Accounts Payable                       354,596          265,973         733,972
Billings in Excess of Costs and
   Estimated Earnings                  113,341
Short-Term Borrowings                        -                -               -
Accrued Corporate Taxes                      -           29,712         361,078
Accrued Liabilities                    144,140           17,414         160,840
Deferred Revenue                       341,547          304,835         364,361
Loan Payable- Shareholder                    -                -         467,000
Current Liabilities of
    Discontinued Operations                  -                -         500,298
                                   -----------     ------------     -----------
TOTAL CURRENT LIABILITIES            3,098,985        1,975,281       3,584,376
                                   -----------     ------------     -----------
LONG TERM LIABILITIES
Long-Term Debt, Net of
      Current Portion                  128,634          151,415         288,459
Deferred Income Tax                                           -          49,652
Loan Payable-Shareholder               189,229          153,132         286,637
Long Term Liabilities of
      Discontinued Operations                -                -         419,153
                                   -----------     ------------     -----------
TOTAL LONG TERM LIABILITIES            317,863          304,547       1,043,901
                                   -----------     ------------     -----------
STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                -                 -               -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
18,099,627 shares issued and
15,599,627 outstanding                  18,099           17,999          17,416
Additional Paid In Capital           5,070,967        5,056,067       4,969,150
Accumulated Deficit                 (4,591,449)      (1,623,868)       (592,344)
Treasury Stock                        (540,000)        (400,000)       (350,000)
                                   -----------     ------------     -----------
TOTAL STOCKHOLDERS' EQUITY             (42,382)       3,050,198       4,044,222
                                   -----------     ------------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               3,374,466        5,330,027       8,672,499
                                   ===========     ============     ===========


                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           PERIOD ENDED JUNE 30, 2002


                            COMMON   COMMON   PAID-IN    RETAINED    TREASURY
                            SHARES    STOCK   CAPITAL    EARNINGS     STOCK
                          ---------- -------- --------- ----------  ------------

BALANCE:JANUARY 1, 2001   10,229,779    11,230  3,119,381  (1,133,961)(350,000)


ISSUED 6,186,515 IN THE
PURCHASE OF WORLDMALL.COM
ON MARCH 27, 2001          6,186,515     6,186  1,849,769

PURCHASED 500,000 SHARES
ON JULY 20, 2001 FOR
$0.10/SHARE                (500,000)                                   (50,000)

SOLD 200,000 SHARES AT
$.15 PER SHARE ON 12/1/01   200,000        200     29,800

SOLD 333,333 SHARES AT
$.15 PER SHARE ON 12/17/01  333,333        333     49,667

SOLD 50,000 SHARES AT
$.15 PER SHARE ON 12/31/01   50,000         50      7,450


2001 NET LOSS                                                (489,907)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2001 16,499,627    17,999  5,056,067  (1,623,868)(400,000)

SOLD 100,000 SHARES AT
$0.15 PER SHARE ON 1/02/02   100,000       100     14,900

PURCHASED 1,000,000 SHARES
ON APRIL 29, 2002 FOR
$0.14/SHARE               (1,000,000)                                 (140,000)

NET LOSS                                                   (2,967,581)
                          ---------- ---------- ---------- ---------- ----------

BALANCE: MARCH 31, 2002   15,599,627    18,099  5,070,967  (4,591,449)(540,000)
                          ========== ========== ========== ========== ==========


                          CGI HOLDING CORPORATION, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
               FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                 SIX MONTHS ENDED        THREE MONTHS ENDED

                                  2002         2001         2002         2001
                             ------------ ------------  ------------ -----------

SALES                          2,715,227    4,947,153     1,485,578   2,588,454

COST OF GOODS SOLD             1,501,546    2,712,206     1,082,260   1,370,909
                             ------------ ------------  ------------ -----------


GROSS PROFIT                   1,213,681    2,234,947       403,318   1,217,545

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES        1,410,938    1,424,930       517,433   1,008,766
                             ------------ ------------  ------------ -----------


INCOME(LOSS) FROM OPERATIONS    (197,257)     810,017      (114,115)    208,779
                             ------------ ------------  ------------ -----------


OTHER INCOME (EXPENSES)
    Impairment of Goodwill    (2,367,041)           -             -           -
    Other Income(Expense)       (335,000)     107,478             -      69,449
    Interest Income                    -        3,095             -          20
    Interest Expense             (68,283)     (68,853)      (50,764)    (37,402)
                             ------------ ------------  ------------ -----------


TOTAL OTHER INCOME (EXPENSE)  (2,770,324)      41,720       (50,764)     32,067
                             ------------ ------------  ------------ -----------


INCOME(LOSS) BEFORE CORPORATE
INCOME TAXES                  (2,967,581)     851,737      (164,879)    240,846

INCOME TAX PROVISION                   -      340,695             -     130,214
                             ------------ ------------  ------------ -----------


NET INCOME(LOSS) FROM
    CONTINUING OPERATIONS     (2,967,581)     511,042      (164,879)    110,632

INCOME FROM DISCONTINUED
OPERATIONS (NET OF TAX OF
$20,383 AND $14,622)                   -       30,575             -      21,932
                             ------------ ------------  ------------ -----------


NET INCOME(LOSS)              (2,967,581)     541,617      (164,879)    132,564
                             ============ ============= ============ ===========

NET INCOME)LOSS)PER COMMON SHARE
FROM CONTINUING OPERATIONS       ($0.18)       $0.04        ($0.01)      $0.01
                             ============ ============ ============= ===========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS      $0.00        $0.00         $0.00       $0.00
                             =========== ============ ============== ===========

NET INCOME(LOSS) PER
   COMMON SHARE                  ($0.18)       $0.04        ($0.01)      $0.01
                             ============ ============ ============= ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     16,425,205   13,476,845    16,779,421  16,416,294
                             ============ ============ ============= ===========



                          CGI HOLDING CORPORATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                   SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                      2002         2001
                                                   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit(Loss)                                (2,967,581)     541,617
Non-Cash Items Included in Net Profit(Loss)
    Depreciation                                        70,683       52,359
    Amortization                                     2,367,041      141,883
    Allowance for Bad Debts                             37,128       (8,001)
    Allowance for Impaired Assets                      350,000            -
OTHER CHANGES:
Change in Accounts Receivable                         (436,866)  (1,041,692)
Change in Inventory                                          -      (24,064)
Change in Other Current Assets                         (83,807)      16,059
Change in other Assets                                  73,451       17,384
Change in Accounts Payable                              88,623     (155,281)
Change in Accrued Expenses                             126,726     (199,245)
Change in Accrued Income Taxes                         (29,712)     229,270
Change in Deferred Revenue                              36,712      364,361
Change in Billings in Excess of Costs
   and Estimated Earnings                              113,341            -
Change in Good Faith Deposit                                 -     (349,500)
                                                   ------------ ------------
NET CASH CHANGE FROM OPERATING ACTIVITIES             (254,261)    (414,850)
                                                   ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                  (23,331)     (56,578)
Escrow Deposit                                        (400,000)
Received from ACS Construction                         210,000            -
Cash acquired in acquisition                                 -       22,670
                                                   ------------ ------------
NET CASH CHANGE FROM INVESTING ACTIVITIES             (213,331)     (33,908)
                                                   ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                           (165,394)     (76,471)
    Change in Line of Credit                           336,472     (847,232)
    Proceeds from Loans                                500,000      400,000
    Proceeds from Sale of Stock                         15,000            -
    Proceeds from Shareholder Loans                     53,500      506,637
    Purchase of Treasury Stock                        (140,000)           -
                                                   ------------ ------------
NET CASH CHANGE FROM FINANCING ACTIVITIES              599,578      (17,066)
                                                   ------------ ------------

NET CASH CHANGE                                        131,986     (465,824)

CASH BALANCE:JANUARY 1                                  73,118      582,972
                                                   ------------ ------------

CASH BALANCE: MARCH 31                                 205,104      117,148
                                                   ============ ============

Supplemental Information
    Interest Paid                                       68,283      114,719
    Income Taxes Paid                                   29,712      131,808

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


                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

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

Effective July 1, 2002, Worldmall changed its name to Websourced, Inc. in connection with its reincorporation to North Carolina from New York.

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

NOTES PAYABLE
                                                  2002                  2001
                                              ------------           ----------


M & T BANK
This is a demand loan dated 3/23/01.
The maximum amount available is $100,000.
Interest is paid at prime plus one floating.       45,485                70,100

UNITED COMMUNITY BANK
Note is a line of credit due July 13, 2002
with an interest rate of 6.50%                  1,315,605                     -

MARINE BANK - LINE OF CREDIT
Note was due on 9/1/01 and carried an interest
rate of 10.00%.  This note was secured by
the assets of Trifinity, Inc.                           -               424,804
                                              ------------           ----------
                                                1,361,090               494,904
                                              ------------           ----------
THOMAS MOORE ASSOCIATION
Note payable due June 30, 2002 with an
interest rate of 8.50%                             50,000               100,000

OTTO BARTH
Note payable due June 30, 2002
with interest rate of 8.25%.                       15,000                50,000

AUDREY LOVE
Note payable due October 30, 2002
with an interest rate of 8.25%.                   170,000               100,000

PAUL DOLL TRUST
Note payable due June 1, 2002 with
interest rate of 10.00%.                           35,000                35,000

HIGH FALLS DEVELOPMENT
Note dated August 25, 2000 at prime plus 2.
Payments are $5,555.56 principal plus interest.   136,160               164,449

JOHN DIMARIA
Note payable due September 15, 2001
with an interest rate o 10.00%                          -               100,000

COLE TAYLOR BANK
This note was dated June 29, 2001 carrying an
interest rate of prime plus 2 for 36 months.            -               400,000

CIB BANK
Note dated 4/29/02 and is due 4/29/03.
The interest rate is 13.0% plus 1% per month
until maturity as an additional provision.
This note is secured by 1,000,000 shares
of treasury stock that were acquired in the
second quarter of 2002.                           400,000                     -

NOTE PAYABLE - UNICYN
Note dated 2/14/01 and is for 36 months at
$2,196.19 principal plus interest per month.       44,131                     -

NOTE PAYABLE- AMERICAN EXPRESS
36 month note dated August 2000.  Interest
rate is 14.50%                                     15,436                     -

OTHER INSTALLMENT LOANS                            47,178                15,736

UNION FEDERAL SAVINGS
Note dated 8/20/99 with a 6 year amortization.
This note was secured by the equipment of
Trifinity, Inc.                                         -               419,153

JOHN ENGLISH
Note payable due 7/1/01 with an interest rate
of 8.0%.                                                -               250,000
                                              ------------           ----------
                                                2,273,996             2,129,242
                                              ============           ==========
LOANS FROM SHAREHOLDERS

The Company borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of June 30, 2002 was $189,229. The details of the balance on June 30, 2002 were as follows:

John Giura                90,953 -   No repayment terms. No interest paid or
                                     accrued.

Pat Martin                98,276 -   No repayment terms. No interest paid or
                                     accrued.

NOTES RECEIVABLE

In satisfaction of $550,000 of notes receivable owed to CGI from ACH Construction, the Company took a 40.5% interest in a residential housing development in St. Charles, MO (a suburb of St. Louis). The developer is engaged in the completion of the infrastructure and a model single family residence. When completed, the project will include 26 lots on 10.5 acres. It is estimated that the project will be built-out over a 24-36 month period commencing in the third quarter of 2002.

Management has elected to write down their asset to $200,000, which reflects estimated liquidation value, due to the uncertainty of the project manager's intention and capacity to complete the project's build-out.

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the six and three months ended June 30, 2002 and 2001.

PRO FORMA STATEMENT OF OPERATIONS

The following pro forma results of operations include the operations of WorldMall.Com for the period presented.

                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                 2001
                                           -----------------

SALES                                             5,391,564

COST OF GOODS SOLD                                3,045,852
                                           -----------------

GROSS PROFIT                                      2,345,712

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           1,738,842
                                           -----------------

INCOME FROM OPERATIONS                              606,870
                                           -----------------

OTHER INCOME (EXPENSES)
    Other Income                                    107,479
    Interest Income                                   3,095
    Interest Expense                                (88,877)
                                           -----------------

TOTAL OTHER INCOME (EXPENSE)                         21,697
                                           -----------------

INCOME BEFORE CORPORATE
INCOME TAXES                                        628,567

INCOME TAX PROVISION                                251,427
                                           -----------------

NET INCOME FROM
    CONTINUING OPERATIONS                           377,140
                                           =================

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                            $0.03
                                           =================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        13,476,845
                                           =================

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets of the Company at June 30, 2002 were $3,374,466 compared to $8,672,449 at June 30, 2001, reflecting a decrease of $5,297,983. This decrease, as discussed in the first quarter filing, was attributable to $1,522,247 of assets from discontinued operations and the write down of goodwill in the first quarter of $2,367,041.

Total debt at June 30, 2002 was $3,416,848 as compared to $4,628,277 at June 30,
2001.  The  decrease  of  $1,211,429   resulted   primarily  from   discontinued
operations.

The total stockholders' equity at June 30, 2002 was a negative $42,382 as compared to a positive $3,050,198 at December 31, 2001 representing a decrease of $3,092,580. This decrease is mainly due to the results of operations for the six months ended June 30, 2002, which will be discussed in that section.

Liquidity and Capital Resources

Cash flows for the six months ended June 30, 2002 were a positive $131,986 as compared to a negative $465,824 for the same period last year.

Working capital at the end of the second quarter of 2002 was a negative $1,256,903 compared to positive working capital at December 31, 2001 of $31,978.

The substantial negative results of the SECO subsidiary has made management acutely aware that the Company's liquidity position has been severely impaired, and that this impairment must be addressed, most likely by an infusion of new capital or a sale of assets.

Results of Operations

Sales for the six months and three months ended June 30, 2002 were $2,715,227 and $1,485,578 compared to $5,826,936 and $3,022,378 for the same periods last year. The decrease in sales for the six months of this year compared last year were $3,111,709 or 53.40%. The decrease in sales resulted in decreased gross profits of $1,213,681 in 2002 from $2,662,882 in 2001, a drop of $1,449,201.
This was a direct result of SECO's drop in business from last year.

Selling, general and administrative expenses were $1,426,849 in 2002 compared to $1,756,041 in 2001, a decrease of $329,192 or 18.75%. The decrease was not proportionate to sales due to the activities of Worldmall, purchased as of March 27, 2001, which contributed $846,778 to the total.

The net loss from operations for the six months ended June 30, 2002 was ($2,967,581) compared to net income for the same period last year of $541,617. Included in the operating results was a one time charge to 'Impairment of Goodwill' of $2,367,041 in the first quarter of 2002. The results of operations on a per share basis were ($0.18) for the six months and ($0.01) for the three months ended June 30, 2002 compared to last years per share earnings of $0.04 and $0.01 for the six and three month periods ended June 30, 2001 respectively. Results of operations for the six months of 2002 would have been a loss of $600,450 or ($0.04) per share without the one time charge.

Sales of SECO for the second quarter of 2002 were $375,835 compared to the second quarter of 2001 of $2,140,282, a decrease of $1,764,447. SECO's loss on operations in the second quarter of 2002 was ($221,612). Their pre tax profit for the second quarter of 2001 was $684,985. Certain anticipated contracts have been delayed and some never materialized due to the general slowdown of the economy. Difficulty in obtaining surety bonds also hindered SECO's business during the second quarter of 2002.

Sales of Worldmall increased in the second quarter of 2002 to $1,109,743 from $448,172 for the same quarter in 2001. Worldmall's results of operations for the June quarter were $150,039 compared to a loss of ($211,284) for the June 2001 quarter.

Effective July 1, 2002, Worldmall changed its name to Websourced, Inc. in connection with its reincorporation to North Carolina from New York.

Management believes the stabilization of the World Mall operations has been accomplished by its KeywordRanking.com services. It is anticipated that a significant portion of its future cash flows will be required to satisfy repayment of debts incurred prior to stabilization. Consequently, World Mall's growth will be capital constrained until these debts are satisfied.

Management of CGI, which was installed in December of 2001, has elected to pursue selected acquisitions of existing businesses in the Internet, software and financial services sectors. However, no acquisitions have been determined as of this filing.

Segment Analysis

                                INDUSTRY SEGMENT
                        SIX MONTHS ENDED JUNE 30, 2002

                             SECO       WORLDMALL        CGI      CONSOLIDATED
                         ------------- ------------- ------------ --------------

SALES                         711,298     2,003,929            -      2,715,227

COST OF SALES                 579,713       921,833            -      1,501,546
                         ------------- ------------- ------------ --------------
GROSS PROFIT                  131,584     1,082,096            -      1,213,681

SELLING AND
  ADMINISTRATION              422,241       846,778      141,918      1,410,938
                         ------------- ------------- ------------ --------------

INCOME FROM
  OPERATIONS                 (290,656)      235,318     (141,918)      (197,257)
                         ------------- ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS         (212,989)   (2,154,052)    (350,000)    (2,717,041)
OTHER INCOME(EXPENSE)               -             -       15,000         15,000
INTEREST INCOME                     -             -            -              -
INTEREST EXPENSE              (20,924)      (31,448)     (15,911)       (68,283)
                         ------------- ------------- ------------ --------------

TOTAL                        (233,913)   (2,185,500)    (350,911)    (2,770,324)
                         ------------- ------------- ------------ --------------

INCOME BEFORE TAXES          (524,570)   (1,950,182)    (492,830)    (2,967,581)
                         ============= ============= ============ ==============

                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 2002

                             SECO       WORLDMALL        CGI      CONSOLIDATED
                         ------------- ------------- ------------ --------------

SALES                         375,835     1,109,743            -      1,485,578

COST OF SALES                 390,114       692,146            -      1,082,260
                         ------------- ------------- ------------ --------------
GROSS PROFIT                  (14,280)      417,597            -        403,318

SELLING AND
  ADMINISTRATION              186,408       251,717       79,307        517,433
                         ------------- ------------- ------------ --------------

INCOME FROM
  OPERATIONS                 (200,687)      165,880      (79,307)      (114,115)
                         ------------- ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                -             -            -              -
OTHER INCOME(EXPENSE)               -             -            -              -
INTEREST INCOME                     -             -            -              -
INTEREST EXPENSE             (20,924)       (15,841)     (13,998)       (50,763)
                         ------------- ------------- ------------ --------------

TOTAL                         (20,924)      (15,841)     (13,998)       (50,763)
                         ------------- ------------- ------------ --------------

INCOME BEFORE TAXES          (221,612)      150,039      (93,306)      (164,878)
                         ============= ============= ============ ==============

                                INDUSTRY SEGMENT
                        SIX MONTHS ENDED JUNE 30, 2001

                             SECO       WORLDMALL        CGI      CONSOLIDATED
                         ------------- ------------- ------------ --------------

SALES                       4,498,981       448,172            -      4,947,153

COST OF SALES               2,403,180       309,027            -      2,712,207
                         ------------- ------------- ------------ --------------
GROSS PROFIT                2,095,801       139,145            -      2,234,946

SELLING AND
  ADMINISTRATION              801,372       341,109      282,449      1,424,930
                         ------------- ------------- ------------ --------------

INCOME FROM
  OPERATIONS                1,294,429      (201,964)    (282,449)       810,016
                         ------------- ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                -             -            -              -
OTHER INCOME(EXPENSE)         107,479             -            -        107,479
INTEREST INCOME                     -             -        3,095          3,095
INTEREST EXPENSE              (41,707)       (9,321)     (17,825)       (68,853)
                         ------------- ------------- ------------ --------------

TOTAL                          65,772        (9,321)     (14,730)        41,721
                         ------------- ------------- ------------ --------------

INCOME BEFORE TAXES         1,360,201      (211,285)    (297,179)       851,737
                         ============= ============= ============ ==============


                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 2001

                             SECO       WORLDMALL        CGI      CONSOLIDATED
                         ------------- ------------- ------------ --------------

SALES                       2,140,282       448,172            -      2,588,454

COST OF SALES               1,061,882       309,027            -      1,370,909
                         ------------- ------------- ------------ --------------
GROSS PROFIT                1,078,400       139,145            -      1,217,545

SELLING AND
  ADMINISTRATION              446,732       341,109      220,925      1,008,766
                         ------------- ------------- ------------ --------------

INCOME FROM
  OPERATIONS                  631,668)     (201,964)    (220,925)       208,779
                         ------------- ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                -             -            -              -
OTHER INCOME(EXPENSE)          69,449             -            -         69,449
INTEREST INCOME                     -             -           20             20
INTEREST EXPENSE              (16,131)       (9,321)     (11,950)       (37,402)
                         ------------- ------------- ------------ --------------

TOTAL                          53,318        (9,321)     (11,930)        32,067
                         ------------- ------------- ------------ --------------

INCOME BEFORE TAXES           684,986      (211,285)    (232,855)       240,846
                         ============= ============= ============ ==============

Forward Looking Statements

This report included forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements contain information regarding growth and earnings expectations based on the Company's current assumptions involving a number of risks and uncertainties. There are certain important factors that can cause actual results to differ materially from the forward looking statements, including, without limitation: adverse business or market conditions; size of Company debt and lack of liquiidity; the ability of the Company to secure and satisfy customers; and adverse competitive developments. Readers are cautioned not to place undue reliance on forward looking statements.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFOMRATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

CGI HOLDING CORPORATION

DATED: AUGUST 12, 2002                BY: /S/  GERARD M. JACOBS
                                     ----------------------------------------
                                      Gerard M. Jacobs, President and
                                      Chief Executive Officer

DATED: AUGUST 12, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title

/s/ Gerard M. Jacobs             President and Chief Executive Officer
--------------------
Gerard M. Jacobs