Form 10QSB
period 2002-09-30
CGI HOLDING CORP
filed 2002-11-15
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXHANGE ACT OF 1934

     For the quarterly period ended : September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,343,627 shares of its $0.001 par value common stock as of November 11, 2002

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended September 30, 2002

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

        Item 5. Other Information

Signature

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
          SEPTEMBER 30, 2002, DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

                                  SEPTEMBER 30      DECEMBER 31,    SEPTEMBER 30
                                       2002             2001            2001
                                   (unaudited)       (audited)       (unaudited)
                                   -----------     ------------     -----------
CURRENT ASSETS
Cash                                   165,361           31,882          65,354
Accounts Receivable                    544,361          179,771         834,196
Allowance for Bad Debts                (49,999)         (14,999)        (42,000)
Other Current Assets                   329,508           31,686         245,636
Other Notes Receivable                 515,000          550,000         550,000
Deferred Tax Asset                     158,250          158,250         221,265
Advances to ACS Construction                 -                -       1,504,581
Current Assets of
   Discontinued Operations                   -        1,070,669         829,825
                                   -----------     ------------     -----------
Total Current Assets                 1,662,481        2,007,259       4,208,857
                                   -----------     ------------     -----------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet           122,362          111,084          32,188
Less:Accumulated Depreciation          (17,514)          (5,285)         (5,023)
                                   -----------     ------------     -----------
    Subtotal                           104,847          105,799          27,165
Fixed Assets of Discontinued
    Operations(Net)                          -           89,316          42,697
                                   -----------     ------------     -----------
NET PROPERTY, PLANT AND EQUIPMENT      104,847          195,115          69,862
                                   -----------     ------------     -----------
OTHER ASSETS
Goodwill                                     -        2,154,052       2,286,215
Good Faith Deposit                           -                -          80,000
Deferred Tax Asset                     371,050          371,050               -
Other Assets                            82,750          153,701         111,632
Other Notes Receivable                 330,000                -               -
Other Assets of
    Discontinued Operations                  -          448,850         212,989
                                   -----------     ------------     -----------
TOTAL OTHER ASSETS                     783,800        3,127,653       2,690,836
                                   -----------     ------------     -----------
TOTAL ASSETS                         2,551,129        5,330,027       6,969,555
                                   ===========     ============     ===========


CURRENT LIABILITIES
Current Portion of Long Term Debt      648,271          332,729          66,667
Notes Payable-Line of Credit            30,485           70,000          70,000
Accounts Payable                       173,550          231,577         338,089
Short-Term Borrowings                        -                -         385,000
Accrued Corporate Taxes                      -                -         170,633
Accrued Liabilities                    172,324           17,414           2,100
Deferred Revenue                       760,436          304,835         481,484
Current Liabilities of
    Discontinued Operations                  -        1,018,727       1,249,697
                                   -----------     ------------     -----------
TOTAL CURRENT LIABILITIES            1,785,066        1,975,281       2,763,670
                                   -----------     ------------     -----------
LONG TERM LIABILITIES
Long-Term Debt, Net of
      Current Portion                   73,848          151,415          71,039
Deferred Income Tax                          -                -          49,652
Loan Payable-Shareholder                78,176          153,032         376,637
Long Term Liabilities of
      Discontinued Operations                -              100               -
                                   -----------     ------------     -----------
TOTAL LONG TERM LIABILITIES            152,024          304,547         497,328
                                   -----------     ------------     -----------
STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                -                 -               -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
18,843,627 shares issued and
16,343,627 outstanding                  18,843           17,999          17,416
Additional Paid In Capital           5,189,263        5,056,067       4,969,150
Accumulated Deficit                 (4,054,068)      (1,623,868)       (878,009)
Treasury Stock                        (540,000)        (400,000)       (400,000)
                                   -----------     ------------     -----------
TOTAL STOCKHOLDERS' EQUITY             614,039        3,050,198       3,708,557
                                   -----------     ------------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               2,551,129        5,330,027       6,969,555
                                   ===========     ============     ===========


                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           PERIOD ENDED SEPTEMBER 30, 2002


                            COMMON   COMMON   PAID-IN    RETAINED    TREASURY
                            SHARES    STOCK   CAPITAL    EARNINGS     STOCK
                          ---------- -------- --------- ----------  ------------

BALANCE:JANUARY 1, 2001   10,229,779    11,230  3,119,381  (1,133,961)(350,000)


ISSUED 6,186,515 IN THE
PURCHASE OF WORLDMALL.COM
ON MARCH 27, 2001          6,186,515     6,186  1,849,769

PURCHASED 500,000 SHARES
ON JULY 20, 2001 FOR
$0.10/SHARE                (500,000)                                   (50,000)

SOLD 200,000 SHARES AT
$.15 PER SHARE ON 12/1/01   200,000        200     29,800

SOLD 333,333 SHARES AT
$.15 PER SHARE ON 12/17/01  333,333        333     49,667

SOLD 50,000 SHARES AT
$.15 PER SHARE ON 12/31/01   50,000         50      7,450


2001 NET LOSS                                                (489,907)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2001 16,499,627    17,999  5,056,067  (1,623,868)(400,000)

SOLD 100,000 SHARES AT
$0.15 PER SHARE ON 1/02/02   100,000       100     14,900

PURCHASED 1,000,000 SHARES
ON APRIL 29, 2002 FOR
$0.14/SHARE               (1,000,000)                                 (140,000)

SOLD 744,000 SHARES ON
9/11/02 AT $.16 PER SHARE    744,000       744    118,296

NET LOSS                                                  (2,430,200)
                          ---------- ---------- ---------- ---------- ----------

BALANCE: SEPT 30 , 2002   16,343,627    18,843  5,189,263 (4,054,068) (540,000)
                          ========== ========== ========== ========== ==========


                          CGI HOLDING CORPORATION, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
               FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                 NINE MONTHS ENDED        THREE MONTHS ENDED

                                  2002         2001         2002         2001
                             ------------ ------------  ------------ -----------

SALES                          2,988,136      908,935       984,207     460,763

COST OF GOODS SOLD             1,599,446      692,870       677,613     362,424
                             ------------ ------------  ------------ -----------


GROSS PROFIT                   1,388,690      216,065       306,594      98,339

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES        1,232,196      926,479       243,499     302,921
                             ------------ ------------  ------------ -----------


INCOME(LOSS) FROM OPERATIONS     156,493     (710,414)       63,094    (204,582)
                             ------------ ------------  ------------ -----------


OTHER INCOME (EXPENSES)
    Impairment of Goodwill    (2,154,052)           -             -           -
    Other Income(Expense)       (334,000)           -         1,000           -
    Interest Income                  325        3,106           325          11
    Interest Expense             (69,525)     (65,552)      (22,166)    (38,406)
                             ------------ ------------  ------------ -----------


TOTAL OTHER INCOME (EXPENSE)  (2,557,252)     (62,446)      (20,841)    (38,395)
                             ------------ ------------  ------------ -----------


INCOME(LOSS) BEFORE CORPORATE
INCOME TAXES                  (2,400,758)    (772,860)       42,254    (242,977)

INCOME TAX PROVISION                   -     (309,144)            -     (97,190)
                             ------------ ------------  ------------ -----------


NET INCOME(LOSS) FROM
    CONTINUING OPERATIONS     (2,400,758)    (463,716)       42,254    (145,787)

INCOME FROM DISCONTINUED
OPERATIONS (NET OF TAX OF
$20,383 AND $14,622)             146,944      945,960       671,513      86,414

Loss on disposal of
discontinued Operations         (176,386)    (226,292)     (176,386)   (226,292)
                             ------------ ------------  ------------ -----------


NET INCOME(LOSS)              (2,430,200)     255,952       537,381    (285,665)
                             ============ ============= ============ ===========

NET INCOME(LOSS)PER COMMON SHARE
FROM CONTINUING OPERATIONS       ($0.15)      ($0.03)        $0.00      ($0.01)
                             ============ ============ ============= ===========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS     ($0.00)       $0.05         $0.03      ($0.01)
                             =========== ============ ============== ===========

NET INCOME(LOSS) PER
   COMMON SHARE                  ($0.15)       $0.02         $0.03      ($0.02)
                             ============ ============ ============= ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     16,285,613   14,309,188    16,166,473   15,946,729
                             ============ ============ ============= ===========



                          CGI HOLDING CORPORATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                   NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                      2002         2001
                                                   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit(Loss)                                (2,430,200)     255,952
Non-Cash Items Included in Net Profit(Loss)
    Depreciation                                       122,971       70,428
    Amortization                                     2,367,041      274,045
    Allowance for Bad Debts                             42,128       (8,001)
    Allowance for Impaired Assets                      350,000      377,155
    Loss on Disposition of Assets                      176,386            -
OTHER CHANGES:
Change in Accounts Receivable                       (1,535,787)     (82,538)
Change in Inventory                                     31,686      (29,191)
Change in Other Current Assets                        (344,295)    (349,464)
Change in other Assets                                 306,811       19,636
Change in Accounts Payable                              50,414     (164,458)
Change in Accrued Expenses                             154,910       48,797
Change in Accrued Income Taxes                         (29,712)      38,825
Change in Deferred Revenue                             455,601      297,963
Change in Good Faith Deposit                                 -      (80,000)
                                                   ------------ ------------
NET CASH CHANGE FROM OPERATING ACTIVITIES             (282,046)     669,149
                                                   ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                  (33,809)     (56,578)
Escrow Deposit                                        (400,000)
Advances to ACS Construction                                 -   (1,720,371)
Received from ACS Construction                         210,000            -
Purchase of Worldmall.com, Net of cash received              -     (246,830)
Proceeds from sale of assets, Net of cash transferred  (27,549)      95,794
                                                   ------------ ------------
NET CASH CHANGE FROM INVESTING ACTIVITIES             (251,358)  (1,927,985)
                                                   ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                           (169,789)    (270,116)
    Change in Line of Credit                           131,472      270,308
    Proceeds from Loans                                600,000      400,000
    Proceeds from Sale of Stock                        134,040            -
    Proceeds from Shareholder Loans                     69,924      506,637
    Purchase of Treasury Stock                        (140,000)     (50,000)
                                                   ------------ ------------
NET CASH CHANGE FROM FINANCING ACTIVITIES              625,647      856,829
                                                   ------------ ------------

NET CASH CHANGE                                         92,243     (402,007)

CASH BALANCE:JANUARY 1                                  73,118      582,972
                                                   ------------ ------------

CASH BALANCE: SEPTEMBER 30                             165,361      180,965
                                                   ============ ============

Supplemental Information
    Interest Paid                                            -      172,926
    Income Taxes Paid                                   29,712      131,808

Supplemental Schedule Of Noncash Investing and Financing Activities

On March 27, 2001, the Company issued  6,186,515 shares of its common stock in a
merger  with   WorldMall.Com.   The  Company  received  assets  of  681,568  and
liabilities of $841,557 and realized goodwill of $2,534,179.

On July 2, 2001, the Company disposed of part of its SECO operating unit. The assets and liabilities of SECO Illinois were disposed of in a sale to Focus Environmental Consultants. The Company disposed of assets totalling $1,303,758, debt of $813,490 and liabilities of $464,800, resulting in a loss of $25,468.

On September 30, 2001, the Company disposed of its operating subsidiary Trifinity, Inc. The Company disposed of total assets of $1,546,593, debt of $823,942 and liabilities of $170,964. The Company also received a $200,000 note receivable which was paid in full in October 2001.


During the first quarter of 2002, the Company received equipment in the amount of $697,460, and assumed liabilities totalling $76,752 from ACS Construction Company in lieu of part of their outstanding obligations to the Company.

The Company received notes receivable in the amount of $845,000 relating to its sale of its subsidiary 'SECO of Indiana' during the third quarter of 2002.





                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2002

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

NOTES PAYABLE
                                                  2002                  2001
                                              ------------           ----------


M & T BANK
This is a demand loan dated 3/23/01.
The maximum amount available is $100,000.
Interest is paid at prime plus one floating.       30,485                70,000

UNITED COMMUNITY BANK
Note is a line of credit due July 13, 2002
with an interest rate of 6.50%                          -             1,200,000

                                              ------------           ----------
                                                   30,485             1,270,000
                                              ------------           ----------
THOMAS MOORE ASSOCIATION
Note payable due June 30, 2002 with an
interest rate of 8.50%                             50,000               100,000

OTTO BARTH
Note payable due June 30, 2002
with interest rate of 8.25%.                            -                50,000

AUDREY LOVE
Note payable due October 30, 2002
with an interest rate of 8.25%.                    70,000               100,000

PAUL DOLL TRUST
Note payable due June 1, 2002 with
interest rate of 10.00%.                           28,000                35,000

HIGH FALLS DEVELOPMENT
Note dated August 25, 2000 at prime plus 2.
Payments are $5,555.56 principal plus interest.   127,339               137,706

CIB BANK
Note dated 4/29/02 and is due 4/29/03.
The interest rate is 13.0% plus 1% per month
until maturity as an additional provision.
This note is secured by 1,000,000 shares
of treasury stock that were acquired in the
second quarter of 2002.                           400,000                     -

NOTE PAYABLE - UNICYN
Note dated 2/14/01 and is for 36 months at
$2,196.19 principal plus interest per month.       34,865                     -

NOTE PAYABLE- AMERICAN EXPRESS
36 month note dated August 2000.  Interest
rate is 14.50%                                     11,913                     -

                                              ------------           ----------
                                                  752,604             1,792,706
                                              ============           ==========

NOTES RECEIVABLE

Effective August 31, 2002, CGIH sold 100% of the stock of Safe Environment Corporation of Indiana and certain other assets as reported on Form 8-K dated September 10, 2002.

As it relates to this transaction, CGIH received a contractual obligation in the amount of $200,000 as acknowledged by the escrow agent. It is anticipated that this obligation will be satisfied upon substantial completion of a construction contract in St Ann Missouri scheduled to be completed in 2003.

Additionally, CGIH holds notes from the purchaser scheduled to be paid accordingly:

A) $175,000 - Due November 30, 2002 - no interest.

B) $470,000 - Due quarterly at $35,000 principal plus interest commencing December 31, 2002. This obligation reflects zero interest through 2003 and 6% per annum thereafter.

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the nine and three months ended September 30, 2002 and 2001.

PRO FORMA STATEMENT OF OPERATIONS

The following pro forma results of operations include the operations of Websourced for the period presented.

                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                 2001
                                           -----------------

SALES                                             1,303,346

COST OF GOODS SOLD                                1,100,382
                                           -----------------

GROSS PROFIT                                        202,964

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                           1,300,849
                                           -----------------

INCOME FROM OPERATIONS                           (1,097,885)
                                           -----------------

OTHER INCOME (EXPENSES)
    Other Income                                          -
    Interest Income                                       -
    Interest Expense                                (75,540)
                                           -----------------

TOTAL OTHER INCOME (EXPENSE)                        (75,540)
                                           -----------------

INCOME BEFORE CORPORATE
INCOME TAXES                                     (1,173,425)

INCOME TAX PROVISION                               (410,699)
                                           -----------------

NET INCOME FROM
    CONTINUING OPERATIONS                          (762,726)
                                           =================

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                           ($0.05)
                                           =================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        14,309,188
                                           =================

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of September 30, 2002 total assets of the Company were $2,551,129 as compared to $6,969,555 at September 30, 2001, reflecting a decrease of $4,418,426. This substantial decrease is attributable to two factors. First, the assets from discontinued operations were $1,085,511 and the second being the write down of goodwill in the first quarter of 2002 of $2,367,041.

Total debt at September 30, 2002 was $1,937,090 compared to $3,260,998 for the same period one year ago, a decrease of $1,323,908. Total debt from discontinued operations was $1,249,697.

Total stockholders equity at September 30, 2002 was $614,039. This reflects a decrease from December 31, 2001 of $2,436,159. This was mainly attributable to the results of operations for the current year which will be discussed in that section.

Liquidity and Capital Resources

Cash flows for the past nine months of 2002 was a positive $92,243 compared to negative cash flow for the same period last year of ($402,007).

Working capital at September 30, 2002 was a negative ($122,585) compared to positive working capital at December 31, 2001 of $31,978.

Three notes payable totalling $148,000 matured prior to the date of this filing. It is anticipated that these notes will be renewed prior to the end of the Company's fiscal year. It will be necessary for the Company to timely collect its notes receivable arising from the sale of its SECO subsidiary to meet its current obligations.

The Company faces a short term liquidity problem in relation to several overdue notes payable and the impending maturity of its $400,000 CIB Bank loan in April 2003. In order to remain solvent, the Company will likely be required to raise additional capital during the next six months. In addition, the assets of the Company now include approximately $645,000 of notes receivable from GMP, LLC, the entity which purchased the Company's SECO subsidiary effective September 1, 2002. GMP, LLC. is an affiliate of John Guira, one of the Company's directors. If GMP, LLC were to default on the payment of those $645,000 of notes, the net worth of the Company could be wiped out. Management of the Company does not presently anticipate such a default, but cannot guarantee that one will not occur either.

During the past quarter the Company's Websourced subsidiary has experienced disruption of its relationship with one of its credit card processing companies. This disruption created a short term liquidity issue for Websourced, which management believes is being addressed satisfactorily. In addition, price pressure from lower priced competitors has caused Websourced to restructure some of its pricing plans. Management believes that this restructuring may depress Websourced's fee income for new business during the fourth quarter of 2002, but should result in higher residual client income starting in January 2003.

Results of Operations

As a result of its sale of the SECO Indiana subsidiary during the third quarter of 2002, only the operations of Websourced, Inc. and CGI Holding Corporation are reported as continuing operations. The operating results and loss on disposition of SECO are reported as discontinued operations.

Sales for the nine months and three months ended September 30, 2002 were $2,988,136 and $984,207. The sales numbers for the same period last year were $908,935 and $460,763, representing increases of $2,003,929 and $448,172. The increase in sales expressed as a percentage increase were 229% and 119% respectively.

These substantial increases in sales of Websourced are mainly attributable to the Company's focus on its core keywordranking service and the increasing popularity of search engine optimization services. The Company increased its staff to provide increased marketing and customer service.

Gross profit for the nine months was $1,388,690 for the nine months or 46.47% of sales and for the three months $306,594 or 31.15% of sales.

Selling and administrative expenses were $1,232,196 for the first nine months of 2002 compared to $926,479 last year. The third quarter comparative numbers were $243,499 for 2002 and $302,921 for 2001.

The net loss for the first three quarters of 2002 was ($2,400,758) from continuing operations or ($0.15) per share. Included in the operating results is a one time charge to impairment of goodwill of $2,154,052 and other impairment charges of $335,000. The total net loss for the nine months ended September 30, 2002 was ($2,430,200) or ($0.15) per share. Net income for the same period last year was $255,952, or $0.02 per share.

The results for the third quarter of 2002 was a profit of $42,254 from continuing operations and a profit of $495,127 from discontinued operations for a total of $537,381 or $0.03 per share. The comparable result from the third quarter of 2001 was a loss of ($285,665) or ($0.02) per share.

The Completion of the sale of the SECO subsidiary marks the end of a series of divestitures by the Company over the past three years. Management expects CGI to retain its Websourced subsidiary, and to attempt to acquire one or more technology-advantaged businesses, most likely(but not necessarily) in the Internet, software and financial services sectors. As of this filing, management is in discussions with several companies which have indicated a potential interest in merging with the Company on a stock-for stock basis, but no transactions have been agreed upon as of yet.

Cautionary Statement Regarding Forward-Looking Statements

Statements made in this document that express the Company's or management's intentions, plans, beliefs, expectations or predictions of future events, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections. The words "believe", "expect", "intend", "estimate", "anticipate", "will" and similar expressions are intended to further identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Those statements are based on many assumptions and are subject to many known and unknown risks, uncertainties and other factors that could cause the Company's actual activities, results or performance to differ materially from those anticipated or projected in such forward-looking statements, including risk factors summarized below. The Company cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on the Company's forward-looking statements. The forward-looking statements contained herein represent the judgment of the Company as of the date of this document, and the Company expressly disclaims any intent, obligation or undertaking to update or revise such forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Risk Factors

Factors that could cause the Company's actual activities and results of performance to differ materially from the Company's or management's intentions, plans, beliefs, expectations or predictions of future events include risks and uncertainties relating to the following:


The Company has lost money historically. The Company had a net loss for the year ended December 31, 2001, and the Company expects to have a larger net loss for the year ended December 31, 2002. The Company's future operations may not be profitable. If the Company is not profitable in the future, the value of the Company's common stock may fall and the Company could have difficulty obtaining funds to continue its operations. The Company's balance sheet is weak. The Company lacks the capital to compete aggressively. The Company's growth is capital constrained.

The Company may not generate sufficient cash flow from operations to meet its current and future obligations. The Company's leverage is significant, and significant interest and principal payments will become due and payable during the next 12 months. The Company's corporate overhead is also significant. The Company may not be able to generate sufficient free cash flow from its operations to meet all of its current and future payment obligations. Any debt incurred to finance acquisitions will increase the Company's future payment obligations.

The  Company  needs  to  raise  additional  capital,  which  capital  may not be available on acceptable terms or at all. The Company needs to raise additional funds, both for operating capital and for acquisitions. The Company may not be able to obtain the needed additional financing on favorable terms or at all. If the Company cannot raise capital on acceptable terms, the Company may not be able to: meet all of its current and future payment obligations; expand its existing Websourced, Inc. business; pursue acquisition opportunities; enhance its infrastructure and leveragable assets; open new offices; hire, train and retain employees; or respond to competitive pressures or unanticipated requirements. The Company's failure to do any of these things could seriously harm the Company and the Company's stock.

The Company may not be able to negotiate, finance or close acquisitions. The Company intends to pursue one or more acquisitions of companies engaged in businesses that may or may not be similar to its Websourced, Inc. subsidiary. The Company may not be able to negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully negotiated, the terms thereof may require the Company to incur additional indebtedness or issue equity. The Company may not be able to obtain such financing on acceptable terms or at all.

The terms and conditions of acquiring businesses could adversely affect the price of the Company's stock. In order to consummate acquisitions, the Company may be required to take actions that could adversely affect the price of the Company's stock, such as issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of exiting shareholders or in other adverse effects upon existing shareholders; undertaking a reverse stock split; changing the name, Board of Directors, or officers of the Company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect the Company and the Company's common stock.

The Company may be unable to successfully integrate acquired businesses. The Company may acquire other businesses in the future, which may significantly complicate the management of the Company. The Company may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential. Such integration efforts may not succeed, or may distract the Company's management from servicing existing clients. Any failure to manage acquisitions successfully could seriously harm the Company's operating results. Also, the acquisition costs could cause the Company's quarterly operating results to vary significantly.

The Company may experience difficulty in managing growth. The Company expects to grow both by hiring new employees and by serving new business and geographic markets. The Company's growth will place a significant strain on the Company's management and on the Company's operating and financial systems. The Company's personnel, systems, procedures and controls may be inadequate to support the Company's future operations. In order to accommodate the increased size of the Company's operations, the Company will need to hire, train and retain appropriate personnel to manage the Company's operations. The Company will also need to improve its financial and management personnel, controls, reporting systems and operating systems.

The Company depends on the availability of skilled labor, which is difficult to attract and retain. The success of the Company's growth strategy will depend to a significant extent upon the Company's ability to attract, train and retain skilled operational, technical, financial, management, sales and marketing personnel. Competition for skilled personnel is intense. The Company may not be successful in attracting and retaining the personnel necessary to conduct the Company's business successfully. If the Company is unable to attract, hire, assimilate, and retain such personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if the Company is able to expand its employee base, the resources required to attract and retain such employees may adversely affect the Company's operating margins.

The Company's growth heavily depends on its key personnel, the loss of whom would materially adversely affect the Company. The Company believes that its success will depend on the continued employment of its key personnel, including Gerard M. Jacobs, the CEO of the Company, and S. Patrick Martin, the CEO of the Company's Websourced, Inc. subsidiary. If one or more of the Company's key management personnel were unable or unwilling to continue in their present positions, such persons would be very difficult to replace and the Company's business could be seriously harmed. In addition, if any of Websourced, Inc.'s key employees joins a competitor or forms a competing company, some of the Company's clients might choose to use the services of that competitor or new company instead of the Company's.

Weak general economic and business conditions may adversely affect the Company's revenues and operating margins. Weak general economic and business conditions, globally, nationally, regionally or locally, may have a significant adverse effect on the Company's revenues and operating margins.

The Company faces competition from bigger, more established competitors. Competition in technology services markets is intense. If the Company fails to compete successfully against current or future competitors, the Company's business, financial condition and operating results would be seriously harmed. Because relatively low barriers to entry characterize the Company's current and many prospective markets, the Company expects other companies to enter its markets. In addition, some of the Company's competitors may develop services that are superior to, or have greater market acceptance than, the services that the Company offers. Also, if the Company's market sectors appear attractive, then numerous existing companies that have greater financial and human resources may be expected to enter those markets. The superior financial and marketing resources of those potential competitors may provide a substantial advantage to those competitors over the Company.

The Company lacks long-term contracts with clients. Few if any of the Company's clients retain the Company under long-term contracts. As a result, the Company's revenues may be difficult to predict. Because the Company sometimes incurs costs based on expectations of future revenues, the Company's failure to predict future revenues accurately may seriously harm the Company's financial condition and results of operations.

There is a lack of brand awareness of the Company's services. Due to lack of marketing resources, the Company has not been able to develop any widespread awareness of the Company's brand name. Any increase in the Company's advertising and marketing expenditures could cause the Company's operating margins to decline. Moreover, the Company's brand may be closely associated with the business success or failure of some of the Company's Internet clients, some of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of the Company's clients may damage the Company's reputation. If the Company fails to successfully promote and maintain the Company's brand name or incurs significant related expenses, the Company's operating margins and the Company's growth may decline.

A failure by the Company to meet client expectations could result in losses and negative publicity. Any failure to meet the Company's clients' expectations could result in: delayed or lost revenues due to adverse client reactions; requirements to provide additional services to clients at no charge; negative publicity regarding the Company and its services, which could adversely affect the Company's ability to attract or retain clients; and claims for damages against the Company, regardless of the Company's responsibility for such failure. The Company cannot be sure that its contracts will protect the Company from liability for damages in the event the Company is sued. Also, if the Company is sued, the legal fees involved in defending a lawsuit may exceed the amount of the claim in question.

The Company's success depends upon increased adoption of the Internet as a means for commerce. The Company's success depends heavily on the continued use and acceptance of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, the Company's business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including: Potentially inadequate network infrastructure; delays in the development of Internet enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; changes in, or insufficient availability of, telecommunications services to support the Internet; and failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

Increasing government regulations or taxation could adversely affect the Company's business. The Company is affected not only by regulations applicable to businesses generally, but also by laws, regulations and taxes directly applicable to eBusiness. Although there are currently few such laws, regulations and taxes, state, federal and foreign governments may adopt a number of these laws, regulations and taxes. Any such legislation, regulation or tax could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use the Company's services. This decrease in the demand for the Company's services would seriously harm the Company's business and operating results. Any new laws, regulations and taxes may govern, restrict, tax or affect any of the following issues: user privacy, the pricing and taxation of goods and services offered over the Internet; the content of websites; consumer protection; and the characteristics and quality of products and services offered over the Internet.

Inability to protect the Company's intellectual property. The Company cannot guarantee that it can safeguard or deter misappropriation of the Company's intellectual property. In addition, the Company may not be able to detect unauthorized use of the Company's intellectual property and take appropriate steps to enforce the Company's rights. If former employees or third parties infringe or misappropriate the Company's trade secrets, copyrights, trademarks or other proprietary information or intellectual property, the Company's business could be seriously harmed. In addition, although the Company believes that their proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to the Company's management.

The Company's stock is illiquid. The Company's stock is extremely illiquid, typically with no shares trading for days at a time. Consequently, shareholders may find it difficult to sell their common stock in the Company, and the owners of potential acquisition target companies may find the Company's common stock to be unacceptable consideration in any proposed transaction.

A significant portion of the Company's stock is owned by insiders. The current directors and officers of the Company and its subsidiary Websourced, Inc., as a group, together with their affiliates, beneficially own a significant percentage of the Company's outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over the Company's polices and management.

The Company has not paid dividends and does not expect to do so in the foreseeable future. The Company has not paid dividends since its inception and does not expect to in the foreseeable future, so the Company's stockholders will not be able to receive any return on their investment without selling their shares. The Company presently anticipates that all earnings, if any, will be retained for development of the Company's business. Any future dividends will be subject to the discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, operating and financial condition, capital requirements, and general business conditions.


Segment Analysis

                                INDUSTRY SEGMENT
                        NINE MONTHS ENDED SEPTEMBER 30, 2002

                                        WORLDMALL        CGI      CONSOLIDATED
                                       ------------- ------------ --------------

SALES                                     2,988,136            -      2,988,136

COST OF SALES                             1,599,446            -      1,599,446
                                       ------------- ------------ --------------
GROSS PROFIT                              1,388,690            -      1,388,690

SELLING AND
  ADMINISTRATION                          1,042,787      189,410      1,232,196
                                       ------------- ------------ --------------

INCOME FROM
  OPERATIONS                                345,903     (189,410)       156,494
                                       ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                     (2,154,052)    (350,000)    (2,504,052)
OTHER INCOME(EXPENSE)                             -       16,000         16,000
INTEREST INCOME                                   -          325            325
INTEREST EXPENSE                            (37,421)     (32,103)       (69,525)
                                       ------------- ------------ --------------

TOTAL                                    (2,191,473)    (365,778)    (2,557,252)
                                       ------------- ------------ --------------

INCOME BEFORE TAXES                      (1,845,570)    (555,188)    (2,400,758)
                                       ============= ============ ==============

                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED SEPTEMBER 30, 2002

                                          WORLDMALL        CGI      CONSOLIDATED
                                       ------------- ------------ --------------

SALES                                       984,207            -        984,207

COST OF SALES                               677,613            -        677,613
                                       ------------- ------------ --------------
GROSS PROFIT                                306,594            -        306,594

SELLING AND
  ADMINISTRATION                            196,009       47,492        243,500
                                       ------------- ------------ --------------

INCOME FROM
  OPERATIONS                                110,585      (47,492)        63,094
                                       ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                              -            -              -
OTHER INCOME(EXPENSE)                             -        1,000          1,000
INTEREST INCOME                                   -          325            325
INTEREST EXPENSE                             (5,973)     (16,192)       (22,166)
                                       ------------- ------------ --------------

TOTAL                                        (5,973)     (14,867)       (20,841)
                                       ------------- ------------ --------------

INCOME BEFORE TAXES                         104,612      (62,359)        42,253
                                       ============= ============ ==============

                                INDUSTRY SEGMENT
                        NINE MONTHS ENDED SEPTEMBER 30, 2001

                                        WORLDMALL        CGI      CONSOLIDATED
                                       ------------- ------------ --------------

SALES                                       908,935            -        908,935

COST OF SALES                               692,870            -        692,870
                                       ------------- ------------ --------------
GROSS PROFIT                                216,065            -        216,065

SELLING AND
  ADMINISTRATION                            654,777      271,701        926,478
                                       ------------- ------------ --------------

INCOME FROM
  OPERATIONS                               (438,712)    (271,701)      (710,413)
                                       ------------- ------------ --------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                              -            -              -
OTHER INCOME(EXPENSE)                             -            -              -
INTEREST INCOME                                   -        3,106          3,106
INTEREST EXPENSE                            (18,621)     (46,931)       (65,552)
                                       ------------- ------------ --------------

TOTAL                                       (18,621)     (43,825)       (62,446)
                                       ------------- ------------ --------------

INCOME BEFORE TAXES                        (457,333)    (315,526)      (772,859)
                                       ============= ============ ==============


                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED SEPTEMBER 30, 2001

                                        WORLDMALL        CGI      CONSOLIDATED
                                       ------------- ------------ --------------

SALES                                       460,763            -        460,763

COST OF SALES                               362,424            -        362,424
                                       ------------- ------------ --------------
GROSS PROFIT                                 98,339            -         98,339

SELLING AND
  ADMINISTRATION                            184,455      118,466        302,921
                                       ------------- ------------ --------------

INCOME FROM
  OPERATIONS                                (86,116)    (118,466)      (204,582)
                                       ------------- ------------ --------------

OTHER INCOME (EXPENSE)
OTHER INCOME(EXPENSE)                             -            -              -
INTEREST INCOME                                   -           11             11
INTEREST EXPENSE                             (9,300)     (29,106)       (38,406)
                                       ------------- ------------ --------------

TOTAL                                        (9,300)     (29,095)       (38,395)
                                       ------------- ------------ --------------

INCOME BEFORE TAXES                         (95,416)    (147,561)      (242,977)
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