Form 10KSB
period 2002-12-31
CGI HOLDING CORP
filed 2003-03-19
CIK 829323

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2002
                                     ----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State issuer's revenues for its most recent fiscal year:  $4,053,222

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: Based on the average bid and asked price of $0.15 per share for the issuer's common stock at March 13, 2003, the market value of the issuer's common stock held by non-affiliates would be $1,677,628. A list and description of affiliates can be found in Item 11.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 6, 2003, there were 18,079,456 shares of the issuer's common stock issued and 16,579,455 outstanding.

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

WorldMall.com was reincorporated in the state of North Carolina as Websourced, Inc. in 2002.

The Company sold the stock of its wholly owned Safe Environment Corporation division effective August 31, 2002.

WEBSOURCED, INC.

Websourced, Inc., d/b/a KeywordRanking.com was reincorporated in June 2002 in the State of North Carolina. It is primarily engaged in providing search engine enhancement services to web sites, under the name KeywordRanking.com. KeywordRanking.com assists its clients' websites in obtaining top twenty positioning on search engines worldwide. The websites benefit from top twenty positioning, which typically results in a significantly higher number of visits from potential customers.

Websourced, Inc. currently employs 41 people. Websourced, Inc. is headquartered in Morrisville, North Carolina.

ITEM 2. DESCRIPTION OF PROPERTIES

CGI Holding Corporation has a month to month lease at $600.00 per month for its space requirements. The Company's current space is adequate for its daily operations.

Websourced, Inc. rents space in Morrisville, North Carolina for $13,600 per month. The lease expires February 1, 2006. The rental amount is adjusted yearly for expenses. The current rent payment of $13,600 runs through February 1, 2003. This space is adequate for Websourced, Inc.'s needs.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CGIH.OB" (the Common Stock formerly traded under the symbol "CGIH"). Set forth below are the high and low bid prices for the Common Stock for each quarter during the last two years.

Quarter Ended              High Bid         Low Bid
-------------              --------         -------

March 2001                    0.43            0.23
June 2001                     0.39            0.26
September 2001                0.39            0.19
December 2001                 0.23            0.15

March 2002                    0.40            0.15
June 2002                     0.25            0.05
September 2002                0.17            0.12
December 2002                 0.16            0.03

At March 13, 2003, the bid and asked price for the Common Stock were $0.13 and $0.18, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Since its inception, the Company has not paid any dividends on the Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At February 6, 2003, the Company had approximately 201 shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On December 1, 2001, the Company sold 200,000 shares of its common stock at a price of $0.15 per share.

On December 17, 2001, the Company sold 333,333 shares of its common stock at a price of $0.15 per share.

On December 31, 2001, the Company sold 50,000 shares of its common stock at a price of $0.15 per share.

On January 2, 2002, the Company sold 100,000 shares of its common stock at a price of $0.15 per share.

On September 11, 2002, the Company sold 744,000 shares of its common stock at a price of $0.16 per share.


The above-described transactions were private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company did not use underwriters for any of the above-described transactions and, therefore, the transactions did not involve underwriter discounts or commissions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital resources

Total assets from continuing operations of the Company at December 31, 2002 were $2,430,838, a decrease over the same period last year of $1,290,354. This decrease was attributable to the Company's decision to take a one time charge to write down the carrying value of goodwill associated with the purchase of its Webosurced, Inc. subsidiary. This amounted to $1,474,428 net of its tax effect. Liabilities from continuing operations at December 31, 2002 were $1,835,067, representing a increase from the prior year in the amount of $574,065. Debt from continuing operations increased from $707,176 at December 31, 2001 to $925,916 at December 31, 2002, or $218,740. As well the Company's deferred revenue increased from $304,835 on December 31, 2001 to $705,394 on December 31, 2002, an increase of $400,559.

Working capital from continuing operations at December 31, 2002 was ($548,510), compared to December 31, 2001 of ($19,965). Cash flows from operations for the current year were a ($468,232) compared to a positive cash flow in 2001 of $865,986. The Company's cash flows from financing provided $720,782 and $436,880 for the years ended December 31, 2002 and 2001 respectively. The Company's cash position at on December 31, 2002 was $68,945.

Results of Operations

Sales  for  the  year  2002  were  $4,053,222,  compared  to  sales  in  2001 of
$1,471,393, an increase of $2,581,829 or 175%. This increase is entirely attributable to Websourced, Inc. Cost of sales in 2002 was $1,841,083 compared to the prior year of $344,844, which resulted in an increase of gross profit in 2002 of $1,085,590 over the year 2001. The gross profit percentage decreased from 76% in 2001 to 55% in 2002. This was a direct result of the type of services that were provided by Websourced, Inc. and their compensation arrangement regarding their sales. Selling, general and administrative expenses were $2,165,381 in 2002 as compared to $2,655,745 in 2001, a decrease of $490,364; this decrease is attributable to the cost cutting efforts at Websourced, Inc. and at the corporate level.

Interest expense decreased in 2002 from 2001 by $1,715.

Net loss for the year from continuing operations was ($2,068,406) ($0.013 per share) compared to ($1,066,802) in 2001 ($0.07 cents per share).


The Company faces a short-term liquidity problem in relation to the impending maturity of its $200,000 CIB Bank loan in April 2003, and in relation to $50,000 owed by the Company on a demand note which has been called for payment. In order to remain solvent, the Company will likely be required to raise additional capital during the next six months. In addition, as of December 31, 2002, the assets of the Company included approximately $596,884 of notes receivable from GMP, LLC, the entity which purchased the Company's SECO subsidiary and the Company's interest in Acadian Builders, LLC effective August 31, 2002. GMP, LLC is an affiliate of John Giura, one of the Company's directors. GMP, LLC is currently in default on a significant portion of those notes, which, along with goodwill write-downs, has resulted in a 2002 loss that has eliminated a significant portion of the Company's net worth. Management of the Company cannot guarantee that GMP, LLC will complete the payment of all or any significant portion of its remaining $596,884 of obligations.

During the past year the Company's Websourced subsidiary experienced disruption of its relationship with one of its credit card processing companies. This disruption has created a short-term liquidity issue for Websourced, which is continuing. In addition, price pressure from lower priced competitors has caused Websourced to restructure some of its pricing plans. The nation's troubled economy, as well as fears regarding the impacts of a possible war in Iraq, have also negatively impacted Websourced's business in 2002, and are expected to negatively impact Websourced's business in 2003.

Cautionary Statement Regarding Forward-Looking Statements

Statements made in this document that express the Company's or management's

Intentions, plans, beliefs, expectations or predictions of future events, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections. The words "believe", "expect", "intend", "estimate", "anticipate", "will" and similar expressions are intended to further identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Those statements are based on many assumptions and are subject to many known and unknown risks, uncertainties and other factors that could cause the Company's actual activities, results or performance to differ materially from those anticipated or projected in such forward-looking statements, including risk factors summarized below. The Company cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on the Company's forward-looking statements. The forward-looking statements contained herein represent the judgment of the Company as of the date of this document, and the Company expressly disclaims any intent, obligation or undertaking to update or revise such forward-looking statements to reflect any change in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statements are based.

Risk Factors

Factors that could cause the Company's actual activities and results of performance to differ materially from the Company's or management's intentions, plans, beliefs, expectations or predictions of future events include risks and uncertainties relating to the following:

The Company has lost money historically. The Company had net losses for the years ended December 31, 2002 and 2001. The Company's future operations may not be profitable. If the Company is not profitable in the future, the value of the Company's common stock may fall and the Company could have difficulty obtaining funds to continue its operations. The Company's balance sheet is weak. The Company lacks the capital to compete aggressively. The Company's growth is capital constrained.

The Company may not generate sufficient cash flow from operations to meet its current and future obligations. The Company's leverage is significant, and significant interest and principal payments will become due and payable during the next 12 months. The Company's corporate overhead is also significant. The Company may not be able to generate sufficient free cash flow from its operations to meet all of its current and future payments obligations. Any debt incurred to finance acquisitions will increase the Company's future payment obligations.

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

The terms and conditions of acquiring businesses could adversely affect the price of the Company's stock. In order to consummate acquisitions, the Company may be required to take action that could adversely affect the price of the Company's stock, such as issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of existing shareholders or in other adverse effects upon existing shareholders; undertaking a reverse stock split; changing the name, Board of Directors, or officers of the Company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect the Company and the Company's common stock.

The Company may be unable to successfully integrate acquired businesses. The Company may acquire other businesses in the future, which may significantly complicate the management of the company. The Company may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential. Such integration efforts may not succeed, or may distract the Company's management from servicing its existing clients. Any failure to manage acquisitions successfully could seriously harm the Company's operating results. Also, the acquisition costs could cause the Company's quarterly operating results to vary significantly.

The Company may experience difficulty in handling growth. The Company expects to grow both by hiring new employees and by servicing new business and geographic markets. The Company's growth will place a significant strain on the Company's management and on the Company's operating and financial systems. The Company's personnel, systems, procedures and controls may be inadequate to support the Company's future operations. In order to accommodate the increased size of the Company's operations, the Company will need to hire, train and retain appropriate personnel to manage the Company's operations. The Company will also need to improve its financial and management personnel, controls, reporting systems and operating systems.

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

The Company's growth heavily depends on its key personnel, the loss of whom would materially adversely affect the Company. The Company believes that its success will depend on the continued employment of its key personnel, including Gerard M. Jacobs, the CEO of the Company, and S. Patrick Martin, the CEO of the Company's Websourced, Inc. subsidiary. If one or more of the Company's key management personnel were unable of unwilling to continue their present positions, such persons would be very difficult to replace and the Company's business could be seriously harmed. In addition, if any of Websourced, Inc.'s key employees joins a competitor or forms a competing company, some of the Company's clients might choose to use the services of that competitor or new company instead of the Company's.

Weak general economic and business conditions may adversely affect the Company's revenues and operating margins. Weak general economic and business conditions, international tensions and wars, globally, nationally, regionally or locally, may have a significant adverse effect on the Company's revenues and operating margins.

The Company faces competition from bigger, more established competitors. Competition in technology service markets is intense. If the Company fails to compete successfully against current or future competitors, the Company's business, financial condition and operating results would be seriously harmed. Because relatively low barriers to entry characterize the Company's current and many prospective markets, the Company expects other companies to enter its markets. In addition, some of the Company's competitors may develop services that are superior to, or have greater market acceptance than, the services that the Company offers. Also, if the Company's market sectors appear attractive, then numerous existing companies that have greater financial and human resources may be expected to enter those markets. The superior financial and marketing resources of those potential competitors may provide a substantial advantage to those competitors over the Company.

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

There is a lack of brand awareness of the Company's services. Due to lack of marketing resources, the Company has not been able to develop any widespread awareness of the company's brand name. Any increase in the Company's advertising and marketing expenditures could cause the Company's operating margins to decline. Moreover, the Company's brand may be closely associated with the business success or failure of some of the Company's Internet clients, some of who are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of the Company's clients may damage the Company's reputation. If the Company fails to successfully promote and maintain the Company's brand name or incurs significant related expenses, the Company's operating margins and the Company's growth may decline.

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

Increasing government regulations or taxation could adversely affect the Company's business. The Company is affected not only by regulations applicable to businesses generally, but also by laws, regulations and taxes directly applicable to eBusiness. Although there are currently few such laws, regulations and taxes, state, federal and foreign governments may adopt a number of these laws, regulations and taxes. Any such legislation, regulation or tax could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use the Company's services. This decrease in the demand for the Company's services would seriously harm the Company's business and operating results. Any new laws, regulation and taxes may govern, restrict, tax or affect any of the following issues: user privacy, the pricing and taxation of goods and services offered over the Internet; the content of websites; consumer protection; and the characteristics and quality of products and services offered over the Internet.

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

A significant portion of the Company's stock is owned by insiders. The current directors and officers of the Company and its subsidiary Websourced, Inc., as a group, together with their affiliates, beneficially own a significant percentage of the Company's outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over the Company's policies and management.

The Company has not paid dividends and does no expect to do so in the foreseeable future. The Company has not paid dividends since it inception and does not expect to in the foreseeable future, so the Company's stockholders will not be able to receive any return on their investment without selling their shares. The Company presently anticipates that all earnings, if any, will be retained for development of the Company's business. Any future dividends will be subject to the discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, operating and financial condition, capital requirements, and general business conditions.


SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has one operating segment at the end of 2002, search engine enhancement. The Company disposed of its Asbestos Abatement division in August of 2002 and its liquid filling division in September 2001, and they are included as discontinued operations. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.


                        NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                   2002                          2001
                         AMOUNT         PERCENT        AMOUNT          PERCENT

WEBSOURCED, INC.      $4,053,222        100.00%     $1,471,393           100.00%
OTHER                          -          0.00%              -             0.00%
                     -----------      ---------     ----------          --------
TOTAL SALES           $4,053,222        100.00%     $1,471,393           100.00%
                     ===========      =========     ==========          ========


                      OPERATING PROFIT BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                    2002                          2001
                               --------------                --------------
WEBSOURCED, INC.                 ($1,910,726)                    ($851,538)
OTHER                               (642,353)                     (591,278)
                               --------------                --------------
TOTAL OPERATING PROFIT           ($2,553,079)                  ($1,442,816)
                               ==============                ==============

                        TOTAL ASSETS BY INDUSTRY SEGMENT

                               2002                          2001
INDUSTRY SEGMENT         AMOUNT         PERCENT        AMOUNT          PERCENT

OTHER                  1,487,249         61.18%      1,127,167            21.15%
WEBSOURCED,INC.          943,589         38.82%      2,737,013            51.35%
DISCONTINUED                   -          0.00%      1,465,847            27.50%
                     ------------      --------     -----------          -------
TOTAL ASSETS          $2,430,838        100.00%     $5,330,027           100.00%
                     ============      ========     ===========          =======


ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the executive officers, directors and significant employees of the Company:

Name                       Age    Position
--------------------       ---    -----------------------
Gerard M.Jacobs             47    President, Chief Executive Officer, Secretary
T Benjamin Jennings         38    Director
John Giura                  70    Chairman, Vice President


Gerard M.Jacobs assumed his position in December of 2001. From March 1999 until he assumed this position, Mr. Jacobs was involved as an officer and board member of several privately held companies. Prior to March of 1999, Mr Jacobs was chief executive officer of Metal Management Inc. of Chicago, Illinois. Mr Jacobs holds degrees from Harvard University and the University of Chicago Law School.

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


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years for the Company's or its subsidiary's chief executive officer, and each of its other executive officers who received compensation in excess of $100,000 during such periods (as determined at December 31, 2002):



                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other  Restricted
Name and                                   Annual  Stock     Options   All
Principal      Year  Salary  Bonus($) Compensation Awards   /SARs     Other
Position                                                            Compensation
-------------- ----- ------  -------- ------------ ------   ------- ------------

John Giura        2002  113,000    -0-        7,200    -0-    -0-        -0-
John Giura        2001   90,000    -0-        7,200    -0-    -0-        -0-
John Giura        2000  177,058    -0-        7,200    -0-    -0-      2,000
Chairman

S. Patrick Martin 2002  150,000 17,164            0  4,650    -0-        -0-
CEO of Websourced 2001  103,899    -0-            0      0    -0-        -0-




Cash Compensation

John Giura was paid $35,000 by SECO Indiana, and $78,000 by CGI Holding Corporation for the year ended December 31, 2002. John Giura was paid $45,000 by SECO Indiana, and $45,000 by CGI Holding Corporation for the year ended December 31, 2001.John Giura was paid $177,058 by RIC for the year ended December 31, 2000. Mr. Giura does not have an employment contract with the Company and no set compensation arrangement has been set for Mr. Giura for the fiscal year ended December 31, 2003.

S. Patrick Martin was paid by Websourced, Inc. for the years ended December 31, 2002 and 2001.


Bonuses and Deferred Compensation

Inlcuded in S. Patrick Martin's salary for 2002 is a bonus of $17,164.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executives and (iv) all directors and executive officers of the Company as a group. At December 31, 2002, there were approximately 19,012,573 shares of Common Stock issued and 16,512,573 outstanding.

Title
 of      Name and Address of    Amount and Nature of       Percent
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common    John Giura
          Chairman
          C/O CGI Holding
          Corporation
          300 N Mannheim Rd.
          Hillside, IL 60126           3,228,144 (2)         19.54%

          S. Patrick Martin
          c/o Websourced, Inc.
          630 Davis Drive Ste 140
          Morrisville, NC 27560        2,270,891 (3)         13.75%

          T. Benjamin Jennings
          c/o CGI Holding
          Corporation
          300 N Mannheim Rd
          Hillside, IL 60126
          Director                        62,500              0.39%


Common    Directors and Officers as a  5,561,535             33.68%
          Group (3 persons)

(1) John Giura and S. Patrick Martin have each executed irrevocable Proxies granting Gerard M. Jacobs the right to vote all or the vast majority of his shares in favor of Gerard M. Jacobs' slate of nominees for the Board of Directors of the Company, so lang as Gerard M. Jacobs is serving as the chief executive officer of the Company and so long as John Giura and S. Patrick Martin are included in such slate of nominees.

(2) Includes 135,300 shares which are held jointly by Mr. Giura and Mr. James Spachman, a shareholder of the Company and 1,021,900 held by CIB Bank Hillside as custodian for Mr. Giura.

(3) Includes 233,147 shares which Mr. Martin has the right to acquire upon the exercise of outstanding options and warrants.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2001 the Company entered into an arms length transaction with a related party to lease their employees. Employee leasing is utilized to bring a large number of employees under one workers compensation insurance policy to receive a better rate from the insurance carrier. For each pay period the Company is billed by Nexus Management Solutions(NMS) for the employees wages, payroll tax liabilities, workers compensation premiums and a management fee. The total amount paid to NMS in 2001 was $2,098,431. This agreement was discontinued January 1, 2002.

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

The Company and Websourced, Inc have borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of December 31, 2002 was $63,276. The details of this principal balance as of December 31, 2002 is as follows:

Pat Martin          $63,276 -       No repayment terms.

TRANSACTIONS WITH PROMOTERS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

Title of Document
-----------------
Report of Poulos & Bayer, Certified Public Accountants

Consolidated Balance Sheets
December 31, 2002, and 2001

Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2002, and 2001

Consolidated Statements of Operations
For the years ended December 31, 2002, and 2001

Consolidated Statements of Cash Flows
For the years ended December 31, 2002, and 2001

Consolidated Notes to Financial Statements

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are filed as part of this report:

          NONE


(b)      REPORTS ON FORM 8-K.

(1) The Company filed Form 8-K during the second quarter of 2001 in reference to the purchase of the assets of WorldMall.Com.

(2) The Company filed Form 8-K during the fourth quarter of 2001 in reference to the sale of the assets of Trifinity, Inc.

(3) The Company filed Form 8-K during the third quarter of 2002 in reference to the sale of the stock of Safe Environment Corporation of Indiana.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2003.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on this 25th day of March, 2003.

Signature                               Title

/s/ John Giura                  Chairman and Vice President
------------------------
John Giura


/s/ T Benjamin Jennings         Director
------------------------
T Benjamin Jennings





                            Independent Auditor's Report

To the Board of Directors
CGI Holding Corporation
300 N Mannheim Road
Hillside, Illinois 60162


We have audited the accompanying consolidated balance sheets of CGI Holding Corporation (a Nevada Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CGI Holding Corporation as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Poulos & Bayer

Poulos & Bayer
Chicago, Illinois

March 15, 2003



                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2002 AND 2001

                                                 2002       2001
                                              ---------- ----------

CURRENT ASSETS
Cash                                             68,945     31,882
Accounts Receivable                             554,894    179,771
Allowance for Bad Debts                         (89,866)   (14,999)
Other Current Assets                            215,644     31,686
Refundable Corporate Income Taxes                 4,202          0
Deferred Tax Asset                               90,954    158,250
Notes Receivable                                326,884    550,000
Current Assets of Discontinued Operations             -  1,070,669
                                              ---------- ----------

Total Current Assets                          1,171,657  2,007,259
                                              ---------- ----------
PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipmet                    127,727    111,084
Less:Accumulated Depreciation                   (23,652)    (5,285)
                                              ---------- ----------
   Subtotal                                     104,075    105,799
Fixed Assets of Discontinued Operations(Net)          -     89,316
                                              ---------- ----------
 NET PROPERTY, PLANT AND EQUIPMENT              104,075    195,115
                                              ---------- ----------

OTHER ASSETS
Goodwill                                              -  2,154,052
Other Assets                                    137,182    153,701
Deferred Tax Asset                            1,017,924    371,050
Other Assets of Discontinued Operations               -    448,850
                                              ---------- ----------
TOTAL OTHER ASSETS                            1,155,106  3,127,653
                                              ---------- ----------
TOTAL ASSETS                                  2,430,838  5,330,027
                                              ========== ==========

CURRENT LIABILITIES
Current Portion of Long Term Debt               785,531    332,729
Notes Payable-Line of Credit                     25,485     70,000
Accounts Payable                                180,048    231,577
Accrued Liabilities                              23,709     17,414
Deferred Revenue                                705,394    304,835
Current Liabilities of Discontinued Operations        -  1,018,727
                                             ---------- ----------
TOTAL CURRENT LIABILITIES                     1,720,167  1,975,282
                                              ---------- ----------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion           51,624    151,415
Loan Payable-Shareholder                         63,276    153,032
Long Term Liabilities of Discontinued Operations      -        100
                                              ---------- ----------
TOTAL LONG TERM LIABILITIES                     114,900    304,547
                                              ---------- ----------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                          -          -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
19,012,573 shares issued and
16,512,573 outstanding in 2002,
17,999,627 shares issued and
16,499,627 outstanding in 2001,                  19,012     17,999
Additional Paid In Capital                    5,209,368  5,056,067
Accumulated Deficits                         (4,092,609)(1,623,868)
Treasury Stock                                 (540,000)  (400,000)
                                              ---------- ----------
TOTAL STOCKHOLDERS' EQUITY                      595,771  3,050,198
                                              ---------- ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                       2,430,838  5,330,027
                                              ========== ==========
   The accompanying notes are an integral part of these financial statement.


                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICITS    STOCK
                          ---------- ---------- ---------------------- ---------

BALANCE:JANUARY 1, 2001   10,229,779    11,230  3,119,381  (1,133,961)(350,000)


ISSUED 6,186,515 IN THE
PURCHASE OF WORLDMALL.COM
ON MARCH 27, 2001          6,186,515     6,186  1,849,769

PURCHASED 500,000 SHARES
ON JULY 20, 2001 FOR
$0.10/SHARE                (500,000)                                   (50,000)

SOLD 200,000 SHARES AT
$.15 PER SHARE ON 12/1/01   200,000        200     29,800

SOLD 333,333 SHARES AT
$.15 PER SHARE ON 12/17/01  333,333        333     49,667

SOLD 50,000 SHARES AT
$.15 PER SHARE ON 12/31/01   50,000         50      7,450


2001 NET LOSS                                                (489,907)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2001 16,499,627    17,999  5,056,067  (1,623,868)(400,000)

SOLD 100,000 SHARES AT
$.15 PER SHARE ON 1/2/02     100,000       100     14,900

PURCHASED 1,000,000 SHARES
ON APRIL 29, 2002 FOR $.14
PER SHARE                 (1,000,000)                                 (140,000)

SOLD 744,000 SHARES ON
9/11/02 AT $.16 PER SHARE    744,000       744    118,296

ISSUED 168,946 SHARES OF
STOCK ON 12/31/02 FOR
EMPLOYEE STOCK BONUS         168,946       169     20,105

NET LOSS                                                   (2,468,741)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2002 16,512,573    19,012  5,209,368  (4,092,609)(540,000)
                          ========== ========== ========== ========== ==========

   The accompanying notes are an integral part of these financial statement.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                      2002        2001
                                                   ---------- -----------

SALES                                               4,053,222   1,471,393

COST OF GOODS SOLD                                  1,841,083     344,844
                                                   ---------- -----------

GROSS PROFIT                                        2,212,139   1,126,549

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             2,165,381   2,457,328
                                                   ---------- -----------

PROFIT (LOSS) FROM OPERATIONS                          46,758  (1,330,779)
                                                  ----------- -----------

OTHER INCOME (EXPENSES)
   Impairment of Goodwill                          (2,154,052)          -
   Other Income/(Expense)                            (333,000)          -
   Interest Income                                        645       3,108
   Interest Expense                                  (113,430)   (115,145)
                                                   ---------- -----------

TOTAL OTHER INCOME (EXPENSE)                       (2,599,837)   (112,037)
                                                   ---------- -----------

NET(LOSS) BEFORE CORPORATE
INCOME TAXES                                       (2,553,079) (1,442,816)

INCOME TAX PROVISION                                 (484,673)   (504,985)
                                                   ---------- -----------

NET (LOSS) FROM
   CONTINUING OPERATIONS                           (2,068,406)   (937,831)
                                                   ---------- -----------
DISCONTINUED OPERATIONS:
  Income(Loss) from operations of discontinued
  operations (less applicable tax - See Note)
                                                      119,044     747,834

  Gain(Loss) on disposal of discontinued
  operations(less applicable tax of - See Notes)
                                                     (519,379)   (299,910)
                                                  ----------- -----------
TOTAL DISCONTINUED OPERATIONS                        (400,335)    447,924
                                                  ----------- -----------

NET INCOME (LOSS)                                  (2,468,741)   (489,907)
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                             (0.13)      (0.06)
                                                  =========== ===========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                           (0.02)       0.03
                                                  =========== ===========
NET INCOME PER COMMON SHARE                            (0.15)      (0.03)
                                                  =========== ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          16,401,801  14,753,398
                                                  =========== ===========
        The accompanying notes are an integral part of these statements.


                         CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002         2001
                                                     ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (Loss)                                        (2,468,741)     (489,907)
Non-Cash Items Included in Net (Loss)
    Loss on Disposition of Assets                        646,386       377,155
    Stock Bonus                                           20,274             -
    Depreciation                                         129,109        79,292
    Amortization                                       2,367,041       406,208
    Allowance for Bad Debts                               81,995       (35,001)
    Allowance for Impaired Assets                        350,000       205,281
    Deferred Income Taxes                               (579,578)     (357,687)
OTHER CHANGES:
Change in Accounts Receivable                         (1,546,320)      890,736
Change in Inventory                                       31,686       (29,191)
Change in Refundable Income Taxes                         (4,202)            -
Change in Other Current Assets                          (287,363)      (67,148)
Change in other Assets                                   357,427        89,192
Change in Accounts Payable                                56,912      (286,271)
Change in Accrued Expenses                                 6,295        64,109
Change in Accrued Income Taxes                           (29,712)     (102,096)
Change in Deferred Revenue                               400,559       121,314
                                                     ------------ -------------
NET CASH CHANGE FROM OPERATING ACTIVITIES               (468,232)      865,986
                                                     ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                    (39,174)     (190,695)
Change in Other Notes Receivable                               -      (435,000)
Escrow Deposit                                          (400,000)            -
Change in Advances to ACS Construction                         -    (1,035,989)
Received from ACS Construction                           210,000             -
Purchase of WorldMall.Com, Net of cash received                -      (246,830)
Proceeds from Sale of Assets, Net of Cash Transferred    (27,549)       95,794
                                                     ------------ -------------
NET CASH CHANGE FROM INVESTING ACTIVITIES               (256,723)   (1,812,720)
                                                     ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable                            1,004,474     1,784,850
Principal Payments made on Notes Payable                (404,204)   (1,355,470)
Change in Line of Credit                                 126,472             -
Proceeds from Sale of Stock                              134,040        57,500
Purchase of treasury Stock                              (140,000)      (50,000)
                                                     ------------ -------------
NET CASH CHANGE FROM FINANCING ACTIVITIES                720,782       436,880
                                                     ------------ -------------

NET CASH CHANGE                                           (4,173)     (509,854)

CASH BALANCE:JANUARY 1                                    73,118       582,972
                                                     ------------ -------------
CASH BALANCE: DECEMBER 31                                 68,945        73,118
                                                     ============ =============
   The accompanying notes are an integral part of these financial statement.

Supplemental Information
    Interest Paid                                         62,565       222,519
    Income Taxes Paid                                     29,712       131,808

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

The Company received notes receivable in the amount of $845,00 relating to its sale of its subsidiary 'SECO of Indiana' during the third quarter of 2002.

   The accompanying notes are an integral part of these financial statement.


                          CGI HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

WorldMall.com was reincorporated in the state of North Carolina as Websourced, Inc. in 2002.

The results of operations of Websourced, Inc. are included in the Statement of Operations from the date of acquisition.

NATURE OF BUSINESS

CGI  Holding   Corporation  is  a  holding   company  which  owns  100%  of  one
operating subsidiary,  Websourced, Inc.(formerly WorldMall.com).


WEBSOURCED, INC

Websourced, Inc., d/b/a KeywordRanking.com was reincorporated in June 2002 in the State of North Carolina. It is primarily engaged in providing search engine enhancement services to web sites, under the name KeywordRanking.com. KeywordRanking.com assists its clients' websites in obtaining top twenty positioning on search engines worldwide. The websites benefit from top twenty positioning, which typically results in a significantly higher number of visits from potential customers.

Websourced, Inc. currently employs 41 people. Websourced, Inc. is headquartered in Morrisville, North Carolina.

SIGNIFICANT ACCOUNTING POLICIES

A. Revenue and Cost Recognition

WEBSOURCED, INC.

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

C. PROPERTY, PLANT & EQUIPMENT

All  assets  are  depreciated   over  their  estimated  useful  life  using  the
straight-line method.

Property, Plant & Equipment consist of the following,

                                    2001          2000
                                 --------      ---------
Furniture and Fixtures           $115,227       $98,584
Vehicles                           12,500        12,500
                                 --------      ---------
Total                            $127,727      $111,084
                                 ========      =========
D. INCOME TAXES

The company provides for federal and state income taxes on items included in the Consolidated Statements of Operations regardless of the period when such taxes are payable. Deferred taxes are recognized for temporary differences between financial and income tax reporting based on enacted tax laws and rates.

E. GOODWILL WRITE DOWN

The results reflect the write down of the company's  goodwill  according to FASB
142. FASB 142 is required for fiscal years beginning after December 15, 2001. The new FASB requires an annual valuation of the goodwill as opposed to the periodic amortization under old rules.

The Company, in conjunction with the implementation of Statement of Financial Accounting Standards 142, has elected to take a one time charge, reflected as 'Impairment of Asset' in the amount of $2,367,041.

This goodwill was associated with the Company's acquisitions of Worldmall.Com in March of 2001 and Safe Environment Corporation in August of 1997.

Management has elected to value its goodwill acquired in the purchase of WorldMall.com and Safe Environment Corporation at zero in light of their current operating results.

The total recorded cost of the goodwill at the time of acquisition of WorldMall.com was $2,534,179 and the amount amortized through 2001 was $380,127.

The original amount of goodwill associated with Safe Environment Corporation was $301,924 with $88,935 being recognized through 2001.

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

SALE OF SAFE ENVIRONMENT CORPORATION OF INDIANA

The Company sold its wholly-owned subsidiary, Safe Environment Corporation of Indiana and certain other assets effective August 31, 2002. This transaction resulted in a pre-tax loss of ($646,386). Form 8-K reflects the terms of the sale.

DISPOSITION OF ASSETS

The Company's wholly owned subsidiary Safe Environment Corporation liquidated its Illinois branch in July 2001. This liquidation was accomplished by selling its assets for the assumption of all its liabilities. The amount of liabilities assumed was $1,278,290 resulting in a one time pre tax loss of $25,468.


SEGMENT ANALYSIS

The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company has one operating segment at the end of 2002, search engine enhancement. The Company disposed of its Asbestos Abatement division in August of 2002 and its liquid filling division in September 2001, and they are included as discontinued operations. The Company evaluates the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of the management company CGI Holding Corporation.

                        NET SALES BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                   2002                          2001
                         AMOUNT         PERCENT        AMOUNT          PERCENT

WEBSOURCED, INC.      $4,053,222        100.00%     $1,471,393           100.00%
OTHER                          -          0.00%              -             0.00%
                     -----------      ---------     ----------          --------
TOTAL SALES           $4,053,222        100.00%     $1,471,393           100.00%
                     ===========      =========     ==========          ========


                      OPERATING PROFIT BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                    2002                          2001
                               --------------                --------------
WEBSOURCED, INC.                 ($1,910,726)                    ($851,538)
OTHER                               (642,353)                     (591,278)
                               --------------                --------------
TOTAL OPERATING PROFIT           ($2,553,079)                  ($1,442,816)
                               ==============                ==============

                        TOTAL ASSETS BY INDUSTRY SEGMENT

                               2002                          2001
INDUSTRY SEGMENT         AMOUNT         PERCENT        AMOUNT          PERCENT

OTHER                  1,487,249         61.18%      1,127,167            21.15%
WEBSOURCED,INC.          943,589         38.82%      2,737,013            51.35%
DISCONTINUED                   -          0.00%      1,465,847            27.50%
                     ------------      --------     -----------          -------
TOTAL ASSETS          $2,430,838        100.00%     $5,330,027           100.00%
                     ============      ========     ===========          =======

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts was $89,866 and $14,999 on December 31, 2002 and 2001 respectively.

NOTE RECEIVABLE

GMP, L.L.C., a limited liability company of which John Giura, the Chairman and Vice-President of the Company, is a member, owes CGI as follows:

1. In connection with the sale of the stock of its wholly-owned subsidiary SECO Indiana, CGI is owed by GMP,L.L.C. at the balance sheet date, $126,.884, non-interest bearing. The contractual obligation was originally in the amount of $175,000, due November 30, 2002. The Company verbally granted an extension to March 31, 2003. Partial payments have been made since the balance sheet date.

2. In connection with the sale of its interest in Acadian Builders, LLC, the Company received a note from GMP, LLC in the amount of $470,000, which was payable quarterly in the amount of $35,000 per quarter beginning on December 31, 2002. The note provided for zero interest through 2003 and 6% per anum thereafter. The note is in default because the first quarterly installment was not paid on December 31, 2002. It is the opinion of management that GMP, LLC does not have the resources to meet this obligation and consequently this asset has been written down to zero.

As security for the payment of the obligations of GMP, LLC described above, GMP, LLC has pledged to the Company all of the common stock of SECO Indiana. The Company is currently negotiating with GMP, LLC regarding these obligations. Management of the Company is aware that since the closing of the sale of the stock of SECO Indiana to GMP, LLC, SECO Indiana has operated at a loss. Management of the Company is also aware that since the closing of the sale of its interest in Acadian Builders, LLC to GMP, LLC, Acadian Builders, LLC has failed to complete the construction of the infrastructure for its proposed housing development in St. Charles, Missouri, and is in default on its bank loans.

Management of the Company is hopeful that GMP, LLC will complete its contractual payment obligation in connection with its purchase of the stock of SECO Indiana by its extended due date of March 31, 2003, but this payment cannot be guaranteed. Management of the Company also is hopeful that a settlement can be reached with GMP, LLC regarding a significant payment or payments against the $470,000 note payable by GMP, LLC to CGI in connection with the sale of its interest in Acadian Builders, LLC, but such a settlement cannot be guaranteed. If such a settlement is not achieved, the Company intends to exercise its remedies in regard to the stock of SECO Indiana pledged as collateral for GMP, LLC's obligations to the Company.


NOTES PAYABLE
                                                2002                   2001
                                             -----------          --------------
  M & T BANK
  This is a demand loan due
  3/23/02.  The maximum amount
  available is $100,000.  Interest
  is paid at prime plus one floating.
  It is secured by the general assets
  of Websourced, Inc.                           25,485                 70,000

                                             -----------          --------------

TOTAL LINE OF CREDIT                           $25,485                $70,000
                                             -----------          --------------

  The Thomas More Association
  Note payable due June 30, 2002 with an
  interest rate of 8.50%.  Note is
  unsecured.                                    50,000                100,000

  OTTO BARTH
  Note payable due June 30, 2002
  with interest rate of 8.25%.  Note is
  unsecured.                                         -                 50,000

  AUDREY LOVE
  Note payable due October 30, 2002
  with an interest rate of 8.25%. This
  note is unsecured.                            70,000                 70,000

  PAUL DOLL TRUST
  Note payable due June 1, 2002 with
  interest rate of 10.00%.  This note
  is unsecured.                                 28,000                 35,000

  High Falls Development
  This note carries an interest rate
  of 11.50% and payments are being
  made monthly in the amount of $4,292.06.     118,291                150,749

  Note Payable -Unicyn
  Note dated 2/14/01 and is for 36
  months at $2,196.19 principal plus
  interest per month.  Secured by equipment
  of Websourced, Inc.                           26,671                 57,101

  Note Payable - American Express
  36 month note dated August 2000.
  Interest rate is 14.50%.  Note is
  unsecured                                      9,643                 21,294

  Roberti Jacobs Family Trust
  Note dated October 31, 2002 with a
  maturity date of April 28, 2003.  Interest
  rate is 15% per annum, payable monthly        28,871                     -

  Roberti Jacobs Family Trust
  Note dated November 7, 2002 with a
  maturity date of April 28, 2003.  Interest
  rate is 18% per annum, payable monthly        55,680                     -

  Roberti Jacobs Family Trust
  Note dated December 23, 2002 with a
  maturity date of December 15, 2003.
  Interest rate is 13% per annum,
  payable monthly.
  1,000,000 warrants were issued with this
  note.                                         250,000                     -
                                             -----------          --------------
TOTALS                                         $862,640              $554,144
                                             ===========          ==============

Principal payments for the next five years are as follows:

        2003                             $811,016
        2004                               51,624
        2005                                    0
        2006                                    0
        2007                                    0
                                       ----------
                                         $862,640
                                       ==========

DEFERRED REVENUE

The Company enters into long term contracts with clients in which they make a down payment for a portion of the contract and are invoiced monthly for the balance. The Company then recognizes this revenue over the period of the contract. The contracts are usually for a one year period and therefore all deferred revenue is a recorded as a current obligation.

ADVERTISING COSTS

Advertising costs are expenses when incurred, and were $107,801 in 2002 and $18,666 in 2001.

Included on the balance sheet at December 31, 2002 are prepaid advertising costs of $272,576 resulting from two advertising contracts in the amounts of $78,220 and $300,000. These contracts began on January 1, 2002 and July 1, 2002 and are for 60 and 20 months respectively. The related expense is being recognized over the terms of the contract.


LEASING COMMITMENTS

CGI Holding Corporation has a month to month lease at $600.00 per month for its space requirements. The Company's current space is adequate for its daily operations.

Websourced, Inc rents space in Morrisville, North Carolina for $13,600 per month. The lease expires February 1, 2006. The rental amount is adjusted yearly for expenses. The current rent payment of $13,600 runs through February 1, 2004. Websourced, Inc. deposit on their office space of $90,875 is being used to reduce their yearly rental payments. On February 1 of each year, Websourced, Inc. will receive a credit of $20,000 towards its rental payments until the end of the lease on February 1, 2006, at which time the remaining deposit of $20,000 will be refunded. This space is adequate for Websourced, Inc's needs.


Rent expense was $178,069 and $251,191 for the years ended December 31, 2002 and 2001, respectively.

Minimum Lease Payments for the next five years are:

                                               2003     $143,200
                                               2004      143,200
                                               2005      143,200
                                               2006       13,600
                                               2007            -

RELATED PARTY TRANSACTIONS

During 2001 the Company entered into an arms length transaction with a related party to lease their employees. Employee leasing is utilized to bring a large number of employees under one workers compensation insurance policy to receive a better rate from the insurance carrier. For each pay period the Company is billed by Nexus Management Solutions(NMS) for the employees wages, payroll tax liabilities, workers compensation premiums and a management fee. The total amount paid to NMS in 2001 was $2,098,431. This agreement was discontinued January 1, 2002.

During 2001, CGI Holding Corporation leased its corporate headquarters from a partnership which is owned and controlled by John Giura, the Chairman of the Company, and James Spachman, a major shareholder of the Company. The lease was on a month-to-month term and the rental amount was $700.00 per month. The Company moved out of the building in February of 2002.

LOAN FROM SHAREHOLDERS

The Company and Websourced, Inc have borrowed funds from shareholders to cover operating expenses. The detail of these principal balances as of December 31, 2002 and 2001 were as follows:

                                                      2002              2001
                                                  -----------      ------------

John Giura                                               $0              $410
No repayment terms.  Interest paid
quarterly at 1/2% over the prime rate (loan to the Company).

Jim Spachman                                              -           $25,000
No repayment terms.  No interest paid
or accrued

Pat Martin                                          $63,276          $127,722
No repayment terms



PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                     2002                           2001
                                ------------                  -------------
Current Tax Provion                 ($4,202)                       $29,520

Deferred Tax Provision             (579,578)                      (357,687)
                                ------------                  -------------
TOTAL TAX PROVISION               ($583,780)                     ($328,167)
                                =============                  =============

The provision for income taxes was allocated as follows:

                                             2002                      2001


Allocated to continuing operations
 Current Tax Expense                    $0                      $0
 Deferred Tax Expense             (484,673)               (504,985)
                                  ---------              ---------
                                            ($484,673)               ($504,985)
Allocated to discontinued operations
 Current Tax Expense               ($4,202)                $29,520
 Deferred Tax Expense              (94,905)                147,298
                                  ---------              ---------
                                              (99,107)                 176,818
                                           ------------           -------------

TOTAL TAX PROVISION                         ($583,780)               ($328,167)
                                           ============           =============


DEFERRED INCOME TAXES

Deferred income taxes are the result of timing differences between book and tax depreciation and book and tax amortization of goodwill, allowance for doubtful accounts and net operating loss carryforwards. The following is a schedule of the deferred tax assets and liabilities.

The components of the deferred tax asset at December 31, 2002 and 2001 were:

                                              2002                  2001
                                           ----------------      ---------------
Deferred Tax Assets
 Net Operating Loss Carryforwards                $999,951             $523,444
 Valuation Allowance                             (601,251)                   -
                                           ----------------      ---------------
Subtotal                                         $398,700             $523,444

Timing Difference relating
   to Goodwill Amortization                       679,624                    -

Timing difference relating
   to bad debt recognition                         30,554                5,856

                                           ----------------      ---------------
Total Deferred Tax Assets                      $1,108,878             $529,300
                                           ================      ===============


The Company has a net operating loss carryforward in the amount of $2,941,031. According to the internal revenue code, these losses can be carried forward twenty years. The expiration dates of the available net operating losses are:


  Year ended December 31, 2019                                     $208,336
  Year ended December 31, 2021                                    1,757,721
  Year ended December 31, 2022                                      974,974
                                                               --------------
  Total Net Operating Loss Carryforward                          $2,941,031
                                                               ==============


TREASURY STOCK

The Company purchased 500,000 shares from Pat Martin on July 20, 2001 for $0.10 per share or $50,000.

The Company purchased 1,000,000 shares from Pat Martin on April 29, 2002 for $0.14 per share or $140,000.


DISCONTINUED OPERATIONS-TRIFINTY, INC. AND SAFE ENVIRONMENT CORP OF INDIANA

In accordance with APB 30, the financial statement activities of Trifinity, Inc. and Safe Environment Corporation of Indiana are reported as discontinued operations. The following summarizes the results and tax consequences of the sale of these Divisions in 2001 and 2002.

                                           2002                   2001
                                 --------------------- -----------------------
Net Profit(Loss) from operations
  of discontinued operations       $146,944              $1,053,185

Tax Related to operations
  of discontinued operations         27,900                 305,351
                                 -----------             -----------
Net Profit(Loss) from
  discontinued operations                    $119,044                $747,834

Net Gain(Loss) on Disposition
  of Discontinued Operation       ($646,386)             ($428,443)

Tax Related to disposition
  of Discontinued Operations       (127,007)              (128,533)
                                 -----------             -----------
Net Loss on disposition
  of Discontinued Operations                (519,379)               (299,910)
                                           ----------              ---------
Total Profit(Loss) from
  discontinued operations                  ($400,335)               $447,924
                                           ==========              =========


Total Sales from
  Discontinued Operations Were             $2,105,240             $6,706,875
                                           ==========              =========


PRO FORMA RESULTS OF OPERATIONS

The following pro forma results of operations inclue the operations of Websourced, Inc. for the periods presented.

                          CGI HOLDING CORPORATION, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      TWELVE MONTHS ENDED DECEMBER 31, 2001


                                                      2001
                                                   ----------

SALES                                               1,865,804

COST OF GOODS SOLD                                    752,357
                                                   ----------

GROSS PROFIT                                        1,113,447

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             2,831,699
                                                   ----------

INCOME FROM OPERATIONS                             (1,718,252)
                                                  -----------

OTHER INCOME (EXPENSES)
   Other Income/(Expense)                                   -
   Interest Income                                      3,108
   Interest Expense                                  (125,133)
                                                   ----------

TOTAL OTHER INCOME (EXPENSE)                         (122,025)
                                                   ----------

INCOME BEFORE CORPORATE
INCOME TAXES                                       (1,840,277)

INCOME TAX PROVISION                                 (569,851)
                                                   ----------

NET (LOSS) FROM
   CONTINUING OPERATIONS                           (1,270,426)
                                                   ----------
DISCONTINUED OPERATIONS:
  Income from operations of discontinued
  operations (less applicable tax - See Notes)
                                                      747,834

  (Loss) on disposal of discontinued
  operations(less applicable tax - See Notes)
                                                     (299,910)
                                                  -----------
TOTAL DISCONTINUED OPERATIONS                         447,924
                                                  -----------

NET (LOSS)                                           (822,502)
                                                  ===========

NET (LOSS) PER COMMON SHARE
FROM CONTINUING OPERATIONS                             (0.09)
                                                  ===========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                            0.03
                                                  ===========
NET (LOSS) PER COMMON SHARE                            (0.06)
                                                  ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          14,753,398
                                                  ===========