Form 10QSB
period 2003-03-31
CGI HOLDING CORP
filed 2003-05-13
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended : March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,589,474 shares of its $0.001 par value common stock as of May 12, 2003.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended March 31, 2003

INDEX

PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements

        Item 2. Managements Discussion and Analysis of Financial Conditions and Results of Operations

        Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 2. Changes in Securities

        Item 3. Defaults Upon Senior Securities

        Item 4. Submission of Matters to a Vote of Securities Holders

        Item 5. Other Information

Signature

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS




                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
              MARCH 31, 2003, DECEMBER 31, 2002 AND MARCH 31, 2002


                                       MARCH 31    DECEMBER 31,  MARCH 31
                                         2003         2002         2002
                                      ------------ ------------ ------------

CURRENT ASSETS
Cash                                       97,916       68,945      209,791
Accounts Receivable                       825,049      554,894      261,840
Allowance for Bad Debts                   (22,498)     (89,866)     (44,999)
Other Current Assets                      180,000      215,644       31,686
Note Receivable                           265,884      326,884      200,000
Refundable Income Taxes                     4,202        4,202            -
Deferred Tax Asset                         90,954       90,954      158,250
Current Assets of Discontinued Operations       -            -      281,686
                                      ------------ ------------ ------------

Total Current Assets                    1,441,506    1,171,657    1,098,254
                                      ------------ ------------ ------------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment             127,727      127,727      111,084
Less:Accumulated Depreciation             (28,376)     (23,652)      (9,565)
                                      ------------ ------------ ------------
    Subtotal                               99,351      104,075      101,519
Fixed Assets of Discontinued Operations(Net)    -            -      763,893
                                      ------------ ------------ ------------
NET PROPERTY, PLANT AND EQUIPMENT          99,351      104,075      865,412
                                      ------------ ------------ ------------

OTHER ASSETS
Other Assets                              156,415      137,182      134,904
Deferred Tax Asset                      1,017,924    1,017,924      371,050
Other Assets of Discontinued Operations         -            -      235,860
                                      ------------ ------------ ------------
TOTAL OTHER ASSETS                      1,174,339    1,155,106      741,814
                                      ------------ ------------ ------------

TOTAL ASSETS                            2,715,196    2,430,838    2,705,480
                                      ============ ============ ============



CURRENT LIABILITIES
Current Portion of Long Term Debt         824,871      785,531      359,020
Notes Payable-Line of Credit               15,485       25,485       55,485
Accounts Payable                          142,050      180,048      247,257
Accrued Liabilities                       120,578       23,709      113,125
Deferred Revenue                          925,254      705,394      278,696
Current Liabilities of Discontinued Operations  -            -    1,040,449
                                      ------------ ------------ ------------

TOTAL CURRENT LIABILITIES               2,028,238    1,720,167    2,094,032
                                      ------------ ------------ ------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion     41,555       51,624      108,296
Loan Payable-Shareholder                   48,276       63,276      176,032
Long Term Liabilities of
  Discontinued Operations                       -            -       64,625
                                      ------------ ------------ ------------
TOTAL LONG TERM LIABILITIES                89,832      114,900      348,953
                                      ------------ ------------ ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                    -            -            -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
19,089,474 shares issued and
16,589,474 outstanding                     19,089       19,012       18,099
Additional Paid In Capital              5,210,060    5,209,368    5,070,967
Retained Earnings                      (4,092,023)  (4,092,609)  (4,426,571)
Treasury Stock                           (540,000)    (540,000)    (400,000)
                                      ------------ ------------ ------------

TOTAL STOCKHOLDERS' EQUITY                597,126      595,771      262,495
                                      ------------ ------------ ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                2,715,196    2,430,838    2,705,480
                                      ============ ============ ============
                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2003

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICITS    STOCK
                          ---------- ---------- ---------------------- ---------

BALANCE:JANUARY 1, 2002   16,499,627    17,999  5,056,067  (1,623,868)(400,000)

SOLD 100,000 SHARES AT
$.15 PER SHARE ON 1/2/02     100,000       100     14,900

PURCHASED 1,000,000 SHARES
ON APRIL 29, 2002 FOR $.14
PER SHARE                 (1,000,000)                                 (140,000)

SOLD 744,000 SHARES ON
9/11/02 AT $.16 PER SHARE    744,000       744    118,296

ISSUED 168,946 SHARES OF
STOCK ON 12/31/02 FOR
EMPLOYEE STOCK BONUS         168,946       169     20,105

NET LOSS                                                   (2,468,741)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2002 16,512,573    19,012  5,209,368  (4,092,609)(540,000)

76,901 OPTIONS EXERCISED
AT $0.01 PER SHARE            76,901        77        692

NET PROFIT                                                        586
                          ---------- ---------- ---------- ---------- ----------
BALANCE MARCH 31, 2003    16,589,474    19,089  5,210,060  (4,092,023)(540,000)
                          ========== ========== ========== ========== ==========

   The accompanying notes are an integral part of these financial statement.



                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31
                                      ------------ ------------
                                         2001         2000
                                      ------------ ------------

SALES                                   1,185,361      894,186

COST OF GOODS SOLD                        496,830      229,687
                                      ------------ ------------

GROSS PROFIT                              688,531      664,499

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                   665,435      657,672
                                      ------------ ------------

INCOME FROM OPERATIONS                     23,096        6,827
                                      ------------ -------------

OTHER INCOME (EXPENSES)
    Impairment of Assets                        -   (2,504,052)
    Other Income                                -       15,200
    Interest Income                            65            -
    Interest Expense                      (22,575)     (17,520)
                                      ------------ ------------

TOTAL OTHER INCOME (EXPENSE)              (22,510)  (2,506,572)
                                      ------------ -------------

INCOME BEFORE CORPORATE
INCOME TAXES                                  586   (2,499,745)

INCOME TAX PROVISION                            -            -
                                      ------------ ------------

NET INCOME FROM
    CONTINUING OPERATIONS                     586   (2,499,745)

NET LOSS FROM DISCONTINUED OPERATIONS           -     (302,958)
                                      ------------ ------------

NET INCOME                                    586   (2,802,703)
                                      ============ =============

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                 $0.00       ($0.15)
                                      ============ ============

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS               $0.00       ($0.01)
                                      ============ ============

NET INCOME PER COMMON SHARE                $0.00       ($0.16)
                                      ============ ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              16,922,808   17,081,547
                                      ============ ============



                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                      2003         2002
                                                   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit(Loss)                                       586   (2,802,703)
Non-Cash Items Included in Net Profit
    Depreciation                                         4,724       44,696
    Amortization                                             -    2,367,041
    Allowance for Bad Debts                            (67,368)      30,000
    Allowance for Impaired Assets                            -      350,000
OTHER CHANGES:
Change in Accounts Receivable                         (270,155)     (82,830)
Change in Other Current Assets                          15,644)      17,800
Change in Other Assets                                     767       18,797
Change in Accounts Payable                             (37,998)      (3,164)
Change in Accrued Expenses                              96,869      111,511
Change in Deferred Revenue                             219,860      (26,139)
                                                   ------------ ------------
NET CASH CHANGE FROM OPERATING ACTIVITIES              (37,070)      25,009
                                                   ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                        -      (17,532)
Change in Notes Receivable                              61,000            -
Received from ACS Construction                               -      110,000
                                                   ------------ ------------
NET CASH CHANGE FROM INVESTING ACTIVITIES               61,000       92,468
                                                   ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Line of Credit                               (10,000)           -
Proceeds from Loans                                     50,000       53,500
Principal Payments Made                                (35,728)     (49,304)
Proceeds from Sale of Stock                                769       15,000
                                                   ------------ ------------
NET CASH CHANGE FROM FINANCING ACTIVITIES                5,041       19,196
                                                   ------------ ------------

NET CASH CHANGE                                         28,971      136,673

CASH BALANCE:JANUARY 1                                  68,945       73,118
                                                   ------------ ------------

CASH BALANCE: MARCH 31                                  97,916      209,791
                                                   ============ ============

Supplemental Information
    Interest Paid                                       22,575       17,519
    Income Taxes Paid                                        -            -

Supplemental Schedule Of Noncash Investing and Financing Activities

During the first quarter of 2002, the Company received equipment in the amount of $697,460, and assumed liabilities totalling $76,752 from ACS Construction Company in lieu of part of their outstanding obligations to the Company.

The Company received notes receivable in the amount of $845,00 relating to its sale of its subsidiary 'SECO of Indiana' during the third quarter of 2002.


                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTES RECEIVABLE

The Company's Form 8-K filed April 7, 2003 in regard to GMP, L.L.C. is hereby incorporated by reference.

On April 1, 2003, the Company entered into an Agreement (the "GMP Note Restructuring Agreement") with GMP, L.L.C. ("GMP"), Safe Environment Corp. of Indiana ("SECO") and John Giura ("Giura"). Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign an agreement pursuant to which an aggregate of $300,000 will be paid to the Company out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to the Company in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreements"); (3) GMP agreed that the remaining monies due from GMP to the Company in regard to the purchase of the stock of SECO shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003 (the "Remaining SECO Stock Payments"); and (4) the Company agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP timely makes the Remaining SECO Stock Payments, and if GMP and Giura are not in default of any of certain other obligations to the Company, then the principal amount of GMP's Promissory Note payable to the Company shall be reduced from $470,000 down to $337,495.09, of which $37,495.09 shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, the Company received the fully signed $300,000 From St. Ann Escrow Agreement;
(2) On May 5, 2003, the Company received all but one of the $200,000 From St. Charles Housing Development Agreements, with the remaining agreement expected to be delivered to the Company later in May, 2003; and (3) As of May 8, 2003, the Remaining SECO Stock Payments equal $51,136.93.


NOTES PAYABLE
                                           March 31, 2003         March 31, 2002
                                             -----------          --------------
  M & T BANK
  This is a demand loan due
  3/23/02.  The maximum amount
  available is $100,000.  Interest
  is paid at prime plus one floating.
  It is secured by the general assets
  of Websourced, Inc.                           15,485                 55,485

                                             -----------          --------------

TOTAL LINE OF CREDIT                           $15,485                $55,485
                                             -----------          --------------

  CIB Bank - This note has a due date
  of November 2, 2003 and is guaranteed
  by John Giura, a shareholder of the
  Company.  The note provides for interest
  at 13.0% plus a 1.0% per month
  mezzanine fee.                               200,000                      -

  The Thomas More Association
  Note payable due June 30, 2002 with an
  interest rate of 8.50%.  Note is
  unsecured. Note was paid in full in
  April 2003                                    50,000                100,000

  OTTO BARTH
  Note payable due June 30, 2002
  with interest rate of 8.25%.  Note is
  unsecured.                                         -                 50,000

  AUDREY LOVE
  Note payable due October 30, 2002
  with an interest rate of 8.25%. This
  note is unsecured.                            70,000                 70,000

  PAUL DOLL TRUST
  Note payable due June 1, 2002 with
  interest rate of 10.00%.  This note
  is unsecured.                                 28,000                 35,000

  High Falls Development
  This note carries an interest rate
  of 11.50% and payments are being
  made monthly in the amount of $4,292.06.     108,221                145,134

  Note Payable -Unicyn
  Note dated 2/14/01 and is for 36
  months at $2,196.19 principal plus
  interest per month.  Secured by equipment
  of Websourced, Inc.                           19,642                 48,763

  Note Payable - American Express
  36 month note dated August 2000.
  Interest rate is 14.50%.  Note is
  unsecured                                      6,013                 18,418

  Roberti Jacobs Family Trust
  Note dated October 31, 2002 with a
  maturity date of April 28, 2003.  Interest
  rate is 15% per annum, payable monthly        28,871                     -

  Roberti Jacobs Family Trust
  Note dated November 7, 2002 with a
  maturity date of April 28, 2003.  Interest
  rate is 18% per annum, payable monthly        55,680                     -

  Roberti Jacobs Family Trust
  Note dated December 23, 2002 with a
  maturity date of December 15, 2003.
  Interest rate is 13% per annum,
  payable monthly.
  1,000,000 warrants were issued with this
  note.                                         250,000                     -

  Roberti Jacobs Family Trust
  Note dated March 30,2003.
  Interest rate is 13% per annum,
  payable monthly.
                                                 50,000                     -
                                             -----------          --------------
TOTALS                                         $881,911              $522,801
                                             ===========          ==============


LOAN FROM SHAREHOLDERS

The Company borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of March 31, 2003 was $48,276. The details of the balance on March 31, 2003 were as follows.

Pat Martin                48,276 -   No repayment terms. No interest paid or
                                     accrued.

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the three months ended March 31, 2003 and 2002.


ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition

Total assets at March 31, 2003 were $2,715,196, compared to $2,705,480 at March 31, 2002. Included in total assets from a year earlier were assets of discontinued operations in the amount of $1,281,439.

Total debt at March 31, 2003 was $2,118,070 compared to $2,442,985 at March 31, 2002 including debt from discontinued operations of $1,105,074.

After eliminating discontinued operations, total assets increased $1,291,155 and total debt increased $780,159 comparing March 31, 2003 to the same period a year ago.

Liquidity and Capital Resources

The Company experienced positive cash flow for the first quarter of 2003 in the amount of $28,971 resulting in a cash balance on March 31, 2003 of $97,916. The Company's cash balance on March 31, 2002 was $209,791.

The Company's working capital at March 31, 2003 still remains negative in the amount of ($586,732). The negative working capital increased during the quarter $38,222 from December 31, 2002 when it was ($548,510). Current assets at March 31, 2003 were $1,441,506 compared to December 31, 2002 of $1,171,657, an increase of $269,849. This increase in current assets was more than offset by an increase in current liabilities of $308,071 for the same period.

The Company faces a short-term liquidity problem in relation to the impending maturity of its $200,000 CIB Bank loan in November 2003, and in relation to certain other notes which have come due for payment. In order to remain solvent, the Company will likely be required to raise additional capital during the next six months.

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

Results of Operations

Sales for the first quarter of 2003 were $1,185,361 compared to the first quarter of 2002 of $894,186, an increase of $291,175 or 32.56%. Cost of sales increased $270,399 or 117.72%. This substantial increase in cost of sales was attributable to an approximate 50% increase in customer service staff, an increase in sales staff combined with increases in commission levels. It is the opinion of management that the commission level increase will create an incentive for greater sales volume. Gross profit for the first quarter was $688,531 compared to $664,499 for the same period last year, an increase of $24,032.

General and administrative expenses were $665,435 compared to $657,672 in 2002. Interest expense during the first quarter of 2003 was $22,575 compared to $17,520 for the first quarter last year.

Net income for the quarter was $586 compared to a net loss from continuing operations in the first quarter of 2002 of ($2,499,745). During the first quarter of 2002, the Company elected, in accordance with FASB 142, to write down existing goodwill of $2,367,041 as an asset impairment. The goodwill was associated with the Company's acquisition of Websourced, Inc. in March of 2001.

Net income per share for the first quarter of 2003 was $0.00 compared to a net loss of ($0.16) per share for the comparable quarter last year.

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

The Company needs to raise additional capital, which capital may not be available on acceptable terms or at all. The Company needs to raise additional funds, both for operating capital and for acquisitions. See the Company's Form 8-K filed on April 7, 2003, in regard to The Voice and Data Group, Inc. The Company may not be able to obtain the needed additional financing on favorable terms or at all. If the Company cannot raise capital on acceptable terms, the Company may not be able to: meet all of its current and future payment obligations; expand its existing Websourced, Inc. business; close its planned acquisition of The Voice and Data Group, Inc,; pursue other acquisition opportunities; enhance its infrastructure and leveragable assets; open new offices; hire, train and retain employees; or respond to competitive pressures or unanticipated requirements. The Company's failure to do any of these things could seriously harm the Company and the Company's stock.

The Company may not be able to negotiate, finance or close acquisitions. The Company intends to pursue one or more acquisitions of companies engaged in businesses that may or may not be similar to its Websourced, Inc. subsidiary. The Company may not be able to negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully negotiated, the terms thereof may require the Company to incur additional indebtedness or issue equity. See the Company's Form 8-K filed on April 7, 2003, in regard to The Voice and Data Group, Inc. The Company may not be able to obtain such financing on acceptable terms or at all.

The terms and conditions of acquiring businesses could adversely affect the price of the Company's stock. In order to consummate acquisitions, the Company may be required to take action that could adversely affect the price of the Company's stock, such as issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of existing shareholders or in other adverse effects upon existing shareholders(see the Company's Form 8-K filed on April 7, 2003, in regard to The Voice and Data Group, Inc.); undertaking a reverse stock split, expected to be in the range of 1-for-4(minimum) to 1-for-8(maximum)(see Item 5 below); changing the name, Board of Directors, or officers of the Company(see
Item 5 below); entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect the Company and the Company's common stock.

The Company may be unable to successfully integrate acquired businesses. The Company may acquire other businesses in the future, which may significantly complicate the management of the Company. See the Company's Form 8-K filed on April 7, 2003, in regard to The Voice and Data Group, Inc. The Company may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential. Such integration efforts may not succeed, or may distract the Company's management from servicing its existing clients. Any failure to manage acquisitions successfully could seriously harm the Company's operating results. Also, the acquisition costs could cause the Company's quarterly operating results to vary significantly.

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

The Company's growth heavily depends on its key personnel, the loss of whom would materially adversely affect the Company. The Company believes that its success will depend on the continued employment of its key personnel, including Gerard M. Jacobs, the CEO of the Company, Leonard Schmidt, the Vice President of the Company, and S. Patrick Martin, the CEO of the Company's Websourced, Inc. subsidiary. If one or more of the Company's key management personnel were unable of unwilling to continue their present positions, such persons would be very difficult to replace and the Company's business could be seriously harmed. In addition, the Company expects that until it is in a financial position to provide its key personnel with adequate cash compensation, the Company will find it necessary to offer such key personnel and the independent members of its Board of Directors compensation in the form of Company common stock and stock options. During 2003 this compensation is expected to include at least 3,200,000 shares of the Company's common stock and at least options to purchase an additional 3,200,000 shares of the Company's common stock at a purchase price (exercise price) of $0.13 per share. See Item 5 below. The issuance of these shares of common stock and options will result in the dilution of existing shareholders and could adversely affect the price of the Company's stock. In addition, if any of Websourced, Inc.'s key employees joins a competitor or forms a competing company, some of the Company's clients might choose to use the services of that competitor or new company instead of the Company's.

Weak general economic and business conditions may adversely affect the Company's revenues and operating margins. Weak general economic and business conditions, international tensions and wars, terrorism, and epidemics such as SARS, globally, nationally, regionally or locally, may have a significant adverse effect on the Company's revenues and operating margins.

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

Issues exist in regard to The Voice and Data Group, Inc.'s proposed merger with the Company. While the Company remains hopeful that it can successfully close its planned merger with The Voice and Data Group, Inc., legislation recently enacted by the State of Illinois could adversely impact the competitive position of AT & T and its agents and strengthen the competitive position of SBC. This legislation could materially adversely impact the business of The Voice and Data Group, Inc., which has entered into a merger agreement with the Company. See the Company's Form 8-K filed on April 7, 2003, in regard to The Voice and Data Group, Inc. The Company is not currently in a position to determine the full impact of such legislation on the business prospects of The Voice and Data
Group, Inc., but if such legislation does materially adversely impact the business of The Voice and Data Group, Inc., then the Company's planned merger with The Voice and Data Group, Inc. could be delayed or abandoned, or the terms of such planned merger may be re-evaluated by the Company. The terms of such planned merger may also be required to be amended depending upon the results of the audit of The Voice and Data Group, Inc. That audit has not been completed, and is not expected to be completed until certain issues relating to amount of The Voice and Data Group, Inc.'s accounts receivable have been resolved between The Voice and Data Group, Inc. and AT & T. Discussions between The Voice and Data Group, Inc. and AT & T in regard to such issues are continuing, and the Company cannot guarantee when they will be resolved on mutually acceptable terms, if at all.


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

A significant portion of the Company's stock is owned by insiders. The current directors and officers of the Company and its subsidiary Websourced, Inc., as a group, together with their affiliates, beneficially own a significant percentage of the Company's outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over the Company's policies and management. Voting control over a significant portion of these stockholders' shares has been transferred, pursuant to irrevocable proxies, to Gerard M. Jacobs, the Company's President and CEO.


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



Segment Analysis
                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED MARCH 31, 2003

                               WORLDMALL         CGI         CONSOLIDATED
                            ------------- ---------------- ---------------

SALES                          1,185,361                -       1,185,361

COST OF SALES                    496,830                -         496,830
                             ------------ ---------------- ---------------

GROSS PROFIT                     688,531                -         688,531

SELLING AND
  ADMINISTRATION                 623,767           41,668         665,435
                             ------------ ---------------- ---------------

INCOME FROM
  OPERATIONS                      64,764          (41,668)         23,096
                             ------------ ---------------- ---------------

OTHER INCOME (EXPENSE)

OTHER INCOME                           -                -               -
INTEREST INCOME                        -               65              65
INTEREST EXPENSE                  (7,360)         (15,215)        (22,575)
                             ------------ ---------------- ---------------

TOTAL                             (7,360)         (15,150)        (22,510)
                             ------------ ---------------- ---------------

INCOME BEFORE TAXES                57,404          (56,818)            586
                             ============ ================ ===============



                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED MARCH 31, 2002

                              WORLDMALL         CGI         CONSOLIDATED
                            ------------- ---------------- ---------------

SALES                             894,186                -         894,186

COST OF SALES                     229,687                -         229,687
                            -------------- ---------------- ---------------

GROSS PROFIT                      664,499                -         664,499

SELLING AND
  ADMINISTRATION                  595,061           62,611         657,672
                            -------------- ---------------- ---------------

INCOME FROM
  OPERATIONS                       69,438          (62,611)          6,827
                            -------------- ---------------- ---------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS           (2,154,052)        (350,000)     (2,504,052)
OTHER INCOME                            -           15,000          15,000
INTEREST INCOME                         -                -               -
INTEREST EXPENSE                  (15,607)          (1,913)        (17,520)
                            -------------- ---------------- ---------------

TOTAL                          (2,169,659)        (336,913)     (2,506,572)
                            -------------- ---------------- ---------------

INCOME BEFORE TAXES            (2,100,221)        (399,524)     (2,499,745)
                            ============== ================ ===============

Item 3. CONTROLS AND PROCEDURES

The Company's chief executive officer has evaluated the effectiveness of the Company's disclosures, controls and procedures(as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 as amended) as of a date within 90 days prior to the filing of this quarterly report and concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to him by others within that entity, particularly during the period in which this quarterly report is being prepared.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFOMRATION

  ITEM 5 - OTHER INFORMATION

A special meeting of the Board of Directors of CGI Holding Corporation, a Nevada corporation (the "Corporation"), was held pursuant to Article III, Section 4 of the by-laws of the Corporation at 9:00 am CST on April 25, 2003, at the offices of the Corporation located at 300 N. Mannheim Road, Hillside, Illinois. John Giura, Chairman, and Gerard M. Jacobs attended the meeting in person. T. Benjamin Jennings attended the meeting by telephonic participation, as permitted by Article III, Section 4 of the Bylaws of the Corporation.

1. The following motion was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

Authorized Agent in Nevada
Be it resolved, that Article I of the By-Laws of the Corporation is hereby deleted and replaced with the following language:

                               ARTICLE I - OFFICES

The corporation's duly appointed resident agent in the State of Nevada upon whom process can be served is: Incorp Services, Inc., 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121-3881. The corporation may have such offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

2. The following motion was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

Number of Directors

Be it resolved, that pursuant to Article III, Section 2 of the By-Laws of the Corporation, the number of directors of the Corporation is hereby expanded from three (3) to seven (7).

3. The following motion was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

Filling of Newly Created Directorships

Be it resolved, that pursuant to Article III, Section 8 of the By-Laws of the Corporation, the four newly created directorships of the Corporation are hereby filled by the appointment of the following individuals as directors of the Corporation whose terms shall commence on April 28, 2003:

                  James Held
                  S. Patrick Martin
                  Leonard Schmidt
                  Patrick Walsh

4. The following motion was made by Mr. Jacobs, seconded by Mr. Giura, and passed unanimously:

Chairman and Vice Chairmen

Be it resolved that T. Benjamin Jennings is hereby elected as Chairman of the board of directors of the Corporation, and John Giura and Leonard Schmidt are hereby elected Vice Chairmen of the board of directors of the Corporation.

5. The following motion was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

Number of Members on Committees

Be it resolved, that Article III, Section 13 of the By-Laws of the Corporation is hereby deleted and replaced with the following language:

          13. EXECUTIVES AND OTHER COMMITTEES

          The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of two or more directors. Each such committee shall serve at the pleasure of the board.

6. The following motion was made by Mr. Jacobs, seconded by Mr. Giura, and passed unanimously:

Committees of the Board

Be it resolved, that pursuant to Article III, Section 13 of the By-Laws of the Corporation, the following committees of the board are hereby designated:

     (1) Executive Committee, authorized to act on behalf of and with the full authority of the entire board of directors of the Corporation between meetings of the full board of directors:

                           Gerard M. Jacobs, Chairman
                           T. Benjamin Jennings
                           John Giura

     (2) Audit Committee, authorized to act on behalf of and with the full authority of the entire board of directors of the Corporation in accordance with the Audit Committee Charter attached to the Minutes of this meeting of the board of directors:

                           T. Benjamin Jennings, Chairman
                           James Held
                           Patrick Walsh

     (3) Compensation Committee, authorized to negotiate and recommend to the full board of directors the terms and conditions of executive compensation and reimbursement packages (salaries, bonuses, stock, options, warrants, insurance, and all other forms of executive compensation and reimbursements) for the senior executives of the Corporation and its subsidiaries:

                           T. Benjamin Jennings, Chairman
                           James Held
                           Patrick Walsh

7. The following motion was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

         Officers

          Be it  resolved,  that  Article  IV,  Section 1 of the  By-Laws of the
          Corporation   is  hereby  deleted  and  replaced  with  the  following
          language:

          1. NUMBER

          The officers of the corporation shall be a president and chief executive officer, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

8. The following motion was made by Mr. Jennings, seconded by Mr. Jennings, and passed unanimously:

         Election of Officers

          Be it resolved, that the following persons are hereby elected as officers of the Corporation, to serve until their successors are duly elected and qualify:


          Gerard M. Jacobs - President and Chief Executive Officer, Treasurer, Secretary

          Leonard Schmidt - Vice President

          John Giura - Vice President

          James Jennings - Assistant Secretary and general legal counsel

9. The following motion was made by Mr. Jennings, seconded by Mr. Giura, and passed unanimously:


Compensation of Officers

Be it resolved, that in recognition of the service that Gerard M. Jacobs has performed as President and CEO, Secretary and Treasurer of the Corporation during the period from December 17, 2001 through April 25, 2003, without salary, the Corporation hereby gives, grants and issues to Gerard M. Jacobs or his designee Three Million Two Hundred Thousand (3,200,000) shares of Common Stock of the Corporation. The officers of the Corporation are hereby instructed and directed to cause a certificate representing such stock to be distributed immediately upon the closing of the pending merger between the Corporation and The Voice and Data Group, Inc.

Be it further resolved, that as an inducement to Gerard M. Jacobs (President and Chief Executive Officer), Leonard Schmidt (Vice President), John Giura (Vice President), and any other officers of the Corporation to serve in such capacities, and also as an inducement to the independent members of the board of directors of the Corporation to serve in such capacity, the President and Chief Executive Officer of the Corporation is hereby authorized and instructed to allocate, grant and issue to one or more of such officers of the Corporation or their respective designees and to such independent members of the board of directors of the Corporation or their respective designees, in such respective amounts as he shall deem appropriate from time to time in light of all facts and circumstances subject to the approval of the Compensation Committee of the board of directors of the Corporation, options to purchase an aggregate of Three Million Two Hundred Thousand (3,200,000) shares of Common Stock of the Corporation, each of such options to be exercisable for a term of ten (10) years and at an exercise price (strike price) of Thirteen Cents ($0.13) per share, subject to appropriate adjustments for subsequent stock dividends, stock splits and other corporate events, and other terms and conditions typically contained in the Corporation's stock options. The officers of the Corporation are hereby instructed and directed to cause such stock options to be distributed immediately upon the closing of the pending merger between the Corporation and The Voice and Data Group, Inc.

Be it further resolved, the Corporation hereby agrees to provide James Jennings, when and if requested by him, the Corporation's standard health insurance package (currently via MLB Systems, Inc.) so long as James Jennings serves as Assistant Secretary of the Corporation (without charge) and as general legal counsel for the Corporation (on an as-needed basis, at reasonable hourly rates for such legal services).

10. The following resolution was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

         Reverse Stock Split

          Be it resolved, that Gerard M. Jacobs is hereby authorized to execute and deliver, in the name of and on behalf of the Corporation, all necessary or appropriate documents, and to cause the Corporation to take all such actions as shall be required to be performed or fulfilled by the Corporation, in order to effect a reverse split of the Common Stock of the Corporation, in the range of 1-for-4 (minimum) to 1-for-8 (maximum), such reverse split to become effective as of a date to be specified by the Executive Committee of the board of directors of the Corporation not earlier than the effective date of the merger between the Corporation and The Voice and Data Group, Inc.

11. The following resolution was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

         Hiring of CEO Cast, Inc.

          Be it resolved, that Gerard M. Jacobs is authorized and directed to cause the Corporation to retain CEO Cast, Inc. to perform investor relations on behalf of the Corporation for a three (3) month period, for a lump sum fee of Seven Thousand Five Hundred Dollars ($7,500).

12. The following resolution was made by Mr. Jacobs, seconded by Mr. Jennings, and passed unanimously:

         General Authorization and Ratification of Officer Actions

          Be it resolved, that the officers of the Corporation be, and each of them hereby is, authorized and directed to negotiate, execute and deliver, in the name and on behalf of the Corporation, such documents and to take such actions as may be necessary or desirable in their opinion in connection with the negotiation, execution and delivery of, and the consummation of, the transactions contemplated by each of the foregoing resolutions and all agreements contemplated therein; and Resolved further, that the acts of the officers of the Corporation in negotiating, executing and delivering all of the agreements contemplated by each of the foregoing resolutions and all agreements contemplated therein, and all matters related or incident thereto, be, and the same hereby are, in all respects ratified, confirmed and approved.

There being no further business, the meeting was adjourned at 10:10 am CST.


                               _/s/ Gerard M. Jacobs__
                               Gerard M. Jacobs, Secretary


Approval of foregoing minutes: _/s/ John Giura________
                                  John Giura

                               _/s/ T. Benjamin Jennings
                                  T. Benjamin Jennings

Attached:  Audit Committee Charter

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

Reference is made to the Company's two Form 8-K's filed on April 7, 2003 in regards to The Voice and Data Group, Inc. and in regard to GMP, L.L.C.. These documents are incorporated by reference.

            NONE
                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2003.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary



                                 CERTIFICATION


I, Gerard M. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CGI Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"; and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/ Gerard M. Jacobs
----------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary