Form 10QSB
period 2003-06-30
CGI HOLDING CORP
filed 2003-08-14
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended : June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,789,474 shares of its $0.001 par value common stock as of August 12, 2003.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended June 30, 2003

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

        Item 5. Other Information

        Item 6. Exhibits and Reports on From 8-K

Signature

906 Certification

302 Certification

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                     COMPARATIVE CONSOLIDATED BALANCE SHEET
              JUNE 30, 2003, DECEMBER 31, 2002 AND JUNE 30, 2002


                                       JUNE 30    DECEMBER 31,  JUNE 30
                                         2003         2002         2002
                                      ------------ ------------ ------------

CURRENT ASSETS
Cash                                       84,777       68,945      160,823
Accounts Receivable                     1,040,797      554,894      377,027
Allowance for Bad Debts                   (30,025)     (89,866)     (44,999)
Other Current Assets                      174,754      215,644       78,419
Note Receivable                           337,935      326,884      212,667
Refundable Income Taxes                     4,202        4,202            -
Deferred Tax Asset                         90,954       90,954      158,250
Current Assets of Discontinued Operations       -            -      499,894
                                      ------------ ------------ ------------

Total Current Assets                    1,703,395    1,171,657    1,442,082
                                      ------------ ------------ ------------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment             131,202      127,727      111,084
Less:Accumulated Depreciation             (33,224)     (23,652)     (13,765)
                                      ------------ ------------ ------------
    Subtotal                               97,978      104,075       98,119
Fixed Assets of Discontinued Operations(Net)    -            -      747,105
                                      ------------ ------------ ------------
NET PROPERTY, PLANT AND EQUIPMENT          97,978      104,075      845,224
                                      ------------ ------------ ------------

OTHER ASSETS
Other Assets                               69,250      137,182      302,583
Deferred Tax Asset                      1,017,924    1,017,924      371,050
Other Assets of Discontinued Operations         -            -      413,527
                                      ------------ ------------ ------------
TOTAL OTHER ASSETS                      1,087,174    1,155,106    1,087,160
                                      ------------ ------------ ------------

TOTAL ASSETS                            2,888,546    2,430,838    3,374,466
                                      ============ ============ ============



CURRENT LIABILITIES
Current Portion of Long Term Debt         700,437      785,531      752,093
Notes Payable-Line of Credit                    -       25,485       45,485
Accounts Payable                           94,779      180,048      284,388
Accrued Liabilities                       214,417       23,709      109,260
Deferred Revenue                        1,053,216      705,394      341,547
Current Liabilities of Discontinued Operations  -            -    1,566,212
                                      ------------ ------------ ------------

TOTAL CURRENT LIABILITIES               2,062,849    1,720,167    3,098,985
                                      ------------ ------------ ------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion     73,834       51,624      113,634
Loan Payable-Shareholder                   33,627       63,276      180,225
Long Term Liabilities of
  Discontinued Operations                       -            -       24,004
                                      ------------ ------------ ------------
TOTAL LONG TERM LIABILITIES               107,461      114,900      317,863
                                      ------------ ------------ ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                    -            -            -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
20,089,474 shares issued and
17,589,474 outstanding                     20,089       19,012       18,099
Additional Paid In Capital              5,309,060    5,209,368    5,070,967
Retained Earnings                      (4,070,911)  (4,092,609)  (4,591,448)
Treasury Stock                           (540,000)    (540,000)    (400,000)
                                      ------------ ------------ ------------

TOTAL STOCKHOLDERS' EQUITY                718,237      595,771      (42,382)
                                      ------------ ------------ ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                2,888,546    2,430,838    3,374,466
                                      ============ ============ ============
The accompanying notes are an integral part of these financial statement.

                         CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE  30, 2003

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICITS    STOCK
                          ---------- ---------- ---------------------- ---------

BALANCE:JANUARY 1, 2002   16,499,627    17,999  5,056,067  (1,623,868)(400,000)

SOLD 100,000 SHARES AT
$.15 PER SHARE ON 1/2/02     100,000       100     14,900

PURCHASED 1,000,000 SHARES
ON APRIL 29, 2002 FOR $.14
PER SHARE                 (1,000,000)                                 (140,000)

SOLD 744,000 SHARES ON
9/11/02 AT $.16 PER SHARE    744,000       744    118,296

ISSUED 168,946 SHARES OF
STOCK ON 12/31/02 FOR
EMPLOYEE STOCK BONUS         168,946       169     20,105

NET LOSS                                                   (2,468,741)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2002 16,512,573    19,012  5,209,368  (4,092,609)(540,000)

76,901 OPTIONS EXERCISED
AT $0.01 PER SHARE            76,901        77        692

1,000,000 OPTIONS EXERCISED
ON APRIL 1, 2003 AT
$0.10 PER OPTION           1,000,000     1,000     99,000

NET PROFIT                                                     21,698
                          ---------- ---------- ---------- ---------- ----------
BALANCE JUNE  30, 2003    17,589,474    20,089  5,309,060  (4,070,911)(540,000)
                          ========== ========== ========== ========== ==========

   The accompanying notes are an integral part of these financial statement.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                              SIX MONTHS ENDED           THREE MONTHS ENDED
                                JUNE 30                       JUNE 30
                           ---------------------------------------------------
                              2003          2002          2003         2002
                           ----------    ----------    ----------   ----------

SALES                       2,320,398     2,003,929     1,135,037    1,109,743

COST OF GOODS SOLD          1,173,995       921,833       677,165      692,146
                           ----------    ----------    ----------   ----------

GROSS PROFIT                1,146,403     1,082,096       457,872      417,597

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES     1,092,607       988,697       427,172      331,024
                           ----------    ----------    ----------   ----------
INCOME FROM OPERATIONS         53,796        93,399        30,700       86,573
                           ----------    ----------    ----------   ----------
OTHER INCOME (EXPENSES)
    Impairment of Goodwill          -    (2,154,052)            -            -
    Other Income(Expense)           -      (335,000)            -            -
    Interest Income             6,224             -         6,159            -
    Interest Expense          (38,322)      (47,359)      (15,747)     (29,839)
                           ----------    ----------    ----------   ----------
TOTAL OTHER
   INCOME (EXPENSE)           (32,098)   (2,536,411)       (9,588)     (29,839)
                           ----------    ----------    ----------   ----------
INCOME BEFORE CORPORATE
INCOME TAXES                   21,698    (2,443,012)       21,112       56,734

INCOME TAX PROVISION                -             -             -            -
                           ----------    ----------    ----------   ----------

NET INCOME FROM
  CONTINUING OPERATIONS        21,698    (2,443,012)       21,112       56,734

DISCONTINUED OPERATIONS

NET PROFIT
  FROM DISCONTINUED                 -      (524,569)            -     (221,612)

NET LOSS FROM DISPOSITION           -             -             -            -
                           ----------    ----------    ----------   ----------

NET INCOME                     21,698    (2,967,581)       21,112     (164,878)
                           ==========    ==========    ==========   ==========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS     $0.00        ($0.18)        $0.00       $0.00
                           ==========    ==========    ==========   ==========
NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS   $0.00        ($0.04)        $0.00      ($0.01)
                           ==========    ==========    ==========   ==========
NET INCOME PER COMMON SHARE    $0.00        ($0.22)        $0.00      ($0.01)
                           ==========    ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING  17,471,631    13,476,845    17,968,869    16,416,294
                           ==========    ==========    ==========   ==========

   The accompanying notes are an integral part of these financial statement.

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE  30, 2003 AND 2002

                                                      2003         2002
                                                   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net profit(Loss)                                    21,698   (2,967,581)
Non-Cash Items Included in Net Profit
    Depreciation                                         9,572       70,683
    Amortization                                             -    2,367,041
    Allowance for Bad Debts                            (59,841)      37,128
    Allowance for Impaired Assets                            -      350,000
OTHER CHANGES:
Change in Accounts Receivable                         (485,903)    (436,866)
Change in Other Current Assets                          20,890      (83,807)
Change in Other Assets                                  87,932       73,451
Change in Accounts Payable                             (85,269)      88,623
Change in Accrued Expenses                             190,708      126,726
Change in Accrued Income Taxes                               -      (29,712)
Change in Other Liabilities                                  -      113,341
Change in Deferred Revenue                             347,822       36,712
                                                   ------------ ------------
NET CASH CHANGE FROM OPERATING ACTIVITIES               47,608     (254,261)
                                                   ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets Acquired                                   (3,475)     (23,331)
Proceeds from Notes Receivable                          88,949            -
Increase in Notes Receivable                          (100,000)           -
Escrow Deposit                                               -     (400,000)
Received from ACS Construction                               -      210,000
                                                   ------------ ------------
NET CASH CHANGE FROM INVESTING ACTIVITIES              (14,526)    (213,331)
                                                   ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Line of Credit                               (25,485)     336,472
Proceeds from Loans                                     50,000      553,500
Principal Payments Made                               (142,534)    (165,394)
Proceeds from Sale of Stock                            100,769       15,000
Purchase of Treasury Stock                                   -     (140,000)
                                                   ------------ ------------
NET CASH CHANGE FROM FINANCING ACTIVITIES              (17,250)     599,578
                                                   ------------ ------------

NET CASH CHANGE                                         15,832      131,986

CASH BALANCE:JANUARY 1                                  68,945       73,118
                                                   ------------ ------------

CASH BALANCE: MARCH 31                                  84,777      205,104
                                                   ============ ============

Supplemental Information
    Interest Paid                                       38,322       68,283
    Income Taxes Paid                                        -       29,712

Supplemental Schedule Of Noncash Investing and Financing Activities

During the first quarter of 2002, the Company received equipment in the amount of $697,460, and assumed liabilities totalling $76,752 from ACS Construction Company in lieu of part of their outstanding obligations to the Company.

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 JUNE  30, 2003


NOTES RECEIVABLE

The Company's Form 8-K filed April 7, 2003 in regard to GMP, L.L.C. is hereby incorporated by reference.

On April 1, 2003, the Company entered into an Agreement (the "GMP Note Restructuring Agreement") with GMP, L.L.C. ("GMP"), Safe Environment Corp. of Indiana ("SECO") and John Giura ("Giura"). Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign an agreement pursuant to which an aggregate of $300,000 will be paid to the Company out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to the Company in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreements"); (3) GMP agreed that the remaining monies due from GMP to the Company in regard to the purchase of the stock of SECO shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003 (the "Remaining SECO Stock Payments"); and (4) the Company agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP timely makes the Remaining SECO Stock Payments, and if GMP and Giura are not in default of any of certain other obligations to the Company, then the principal amount of GMP's Promissory Note payable to the Company shall be reduced from $470,000 down to $337,495.09, of which $37,495.09 shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, the Company received the fully signed $300,000 From St. Ann Escrow Agreement;
(2) On May 5, 2003, the Company received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of August 7, 2003, the Remaining SECO Stock Payments equal $37,840.87; and (4) GMP has failed to make any payments on its Promissory Note payable to the Company. See the Risk Factor below in regard to the financial viability of GMP and SECO.


NOTES PAYABLE
                                            June 30, 2003          June 30, 2002
                                             -----------          --------------
  M & T BANK
  This is a demand loan due
  3/23/02.  The maximum amount
  available is $100,000.  Interest
  is paid at prime plus one floating.
  It is secured by the general assets
  of Websourced, Inc.                                -                 45,485

                                             -----------          --------------

TOTAL LINE OF CREDIT                                $-                $45,485
                                             -----------          --------------

  CIB Bank - This note has a due date
  of November 2, 2003 and is guaranteed
  by John Giura, a shareholder of the
  Company.  The note provides for interest
  at 13.0% plus a 1.0% per month
  mezzanine fee.                               200,000                400,000

  The Thomas More Association
  Note payable due June 30, 2002 with an
  interest rate of 8.50%.  Note is
  unsecured. Note was paid in full in
  April 2003                                         -                 50,000

  OTTO BARTH
  Note payable due June 30, 2002
  with interest rate of 8.25%.  Note is
  unsecured.                                         -                 15,000

  AUDREY LOVE
  Note payable due October 30, 2002
  with an interest rate of 8.25%. This
  note is unsecured.                            70,000                170,000

  PAUL DOLL TRUST
  Note payable due June 1, 2002 with
  interest rate of 10.00%.  This note
  is unsecured.                                 28,000                 35,000

  High Falls Development
  This note carries an interest rate
  of 11.50% and payments are being
  made monthly in the amount of $4,292.06.     101,834                136,160

  Note Payable -Unicyn
  Note dated 2/14/01 and is for 36
  months at $2,196.19 principal plus
  interest per month.  Secured by equipment
  of Websourced, Inc.                           12,613                 44,131

  Note Payable - American Express
  36 month note dated August 2000.
  Interest rate is 14.50%.  Note is
  unsecured                                      2,384                 15,436

  Roberti Jacobs Family Trust
  Note dated October 31, 2002 with a
  maturity date of April 28, 2003.  Interest
  rate is 15% per annum, payable monthly        28,870                     -

  Roberti Jacobs Family Trust
  Note dated November 7, 2002 with a
  maturity date of April 28, 2003.  Interest
  rate is 18% per annum, payable monthly        30,570                     -

  Roberti Jacobs Family Trust
  Note dated December 23, 2002 with a
  maturity date of December 15, 2003.
  Interest rate is 13% per annum,
  payable monthly.
  1,000,000 warrants were issued with this
  note.                                         250,000                     -

  Roberti Jacobs Family Trust
  Note dated March 30,2003.
  Interest rate is 13% per annum,
  payable monthly.
                                                 50,000                     -
                                             -----------          --------------
TOTALS                                         $774,271              $911,212
                                             ===========          ==============


LOAN FROM SHAREHOLDERS

The Company borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of June 30, 2003 was $33,627. The details of the balance on March 31, 2003 were as follows.

Pat Martin               $33,627 -   No repayment terms. No interest paid or
                                     accrued.

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the six months ended June 30, 2003 and 2002.

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition

Total assets at June 30, 2003 were $2,888,546, compared to $3,374,466 at June 30, 2002. Included in total assets from a year earlier were assets of discontinued operations in the amount of $1,660,526.

Total debt at June  30, 2003 was $807,898    compared to $2,463,224 at June  30,
2002 which included debt from discontinued operations of $1,371,787.

After eliminating discontinued operations, total assets increased $1,228,020 and total debt increased $283,539 comparing June 30, 2003 to the same period a year ago.

Liquidity and Capital Resources

The Company experienced positive cash flow for the first six months of 2003 in the amount of $15,832 resulting in a cash balance on June 30, 2003 of $84,777. The Company's cash balance on June 30, 2002 was $205,104.

The Company's working capital at June 30, 2003 still remains negative in the amount of ($359,454). The negative working capital decreased during the first six months of 2003 from December 31, 2002 when it was ($548,510). Current assets at June 30, 2003 were $1,703,395 compared to December 31, 2002 of $1,171,657, an increase of $531,738. This increase in current assets was greater than the $342,682 increase in current liabilities for the same period.

The Company faces a short-term liquidity problem in relation to the impending maturity of its $200,000 CIB Bank loan in November 2003, and in relation to certain other notes which have come due for payment. In order to remain solvent, the Company will likely be required to raise additional capital during the next six months. The Company is actively exploring possible sales of shares of common stock to one or more institutional investors.

During the past year the Company's Websourced subsidiary experienced disruption of its relationship with one of its credit card processing companies. This disruption created a short-term liquidity issue for Websourced, but Websourced's liquidity has improved during the past few months.

Results of Operations

Sales for the three months ended June 30, 2003 were $1,135,037 compared to $1,109,743 for the same period last year, an increase of $25,294 or 2.28%. The gross profit for the three months ended June 30, 2003 was $457,872 compared to the same period last year of $417,597.

Sales for the six months ended June 30, 2003 were $2,320,398 compared to $2,003,929 for the same period last year, an increase of $316,469 or 15.79%. The gross profit for the three months ended June 30, 2003 was $1,146,403 compared to the same period last year of $1,082,096.

The increase in cost of sales was attributable to an approximate 50% increase in customer service staff, an increase in sales staff combined with increases in commission levels. It is the opinion of management that the commission level increase will create an incentive for greater sales volume.

General and administrative expenses were $1,096,607 compared to $988,697 for the six months ended June 30, 2003 and 2002, respectively. These expenses were $427,172 and $331,024 for the three months ended June 30, 2003 and 2002, respectively.

Interest expense during the first six months of 2003 was $38,322 compared to $47,539 for the same period last year.

Net income from continuing operations for the quarter was $21,112 compared to 2002 when it was $56,734. The Company's net income for the six months ended June 30, 2003 and 2002 were $21,698 and ($2,967,581) respectively. During the first quarter of 2002, the Company elected, in accordance with FASB 142, to write down existing goodwill of $2,367,041 as an asset impairment. The goodwill was associated with the Company's acquisition of Websourced, Inc. in March of 2001.

Net income per share from continuing operations for the three months ended June 30, 2003 and 2002 was $0.00 and $0.00, respectively. The Company's earnings per share for the six months ended June 30, 2003 was $0.00, compared with a net loss in 2002 of ($.22).

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

The terms and conditions of acquiring businesses could adversely affect the price of the Company's stock. In order to consummate acquisitions, the Company may be required to take action that could adversely affect the price of the Company's stock, such as issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of existing shareholders or in other adverse effects upon existing shareholders; undertaking a reverse stock split, expected to be in the range of 1-for-4(minimum) to 1-for-8(maximum); changing the name, Board of Directors, or officers of the Company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect the Company and the Company's common stock.

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

The Company's growth heavily depends on its key personnel, the loss of whom would materially adversely affect the Company. The Company believes that its success will depend on the continued employment of its key personnel, including Gerard M. Jacobs, the CEO of the Company, and S. Patrick Martin, the CEO of the Company's Websourced, Inc. subsidiary. If one or more of the Company's key management personnel were unable of unwilling to continue their present positions, such persons would be very difficult to replace and the Company's business could be seriously harmed. In addition, the Company expects that until it is in a financial position to provide its key personnel with adequate cash compensation, the Company will find it necessary to offer such key personnel and the independent members of its Board of Directors compensation in the form of Company common stock and stock options. During 2003 this compensation will include at least 3,200,000 shares of the Company's common stock and at least options to purchase an additional 3,200,000 shares of the Company's common stock at purchase prices (exercise prices) between $0.13 and $.16 per share. The issuance of these shares of common stock and options will result in the dilution of existing shareholders and could adversely affect the price of the Company's stock. In addition, if any of Websourced, Inc.'s key employees joins a competitor or forms a competing company, some of the Company's clients might choose to use the services of that competitor or new company instead of the Company's.

Weak general economic and business conditions may adversely affect the Company's revenues and operating margins. Weak general economic and business conditions, international tensions and wars, terrorism, and epidemics, globally, nationally, regionally or locally, may have a significant adverse effect on the Company's revenues and operating margins.

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

Issues exist in regard to the financial viability of GMP, LLC and SECO. On April 1, 2003, the Company entered into an Agreement (the "GMP Note Restructuring Agreement") with GMP, L.L.C. ("GMP"), Safe Environment Corp. of Indiana ("SECO") and John Giura ("Giura"). Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign an agreement pursuant to which an aggregate of $300,000 will be paid to the Company out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to the Company in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreements"); (3) GMP agreed that the remaining monies due from GMP to the Company in regard to the purchase of the stock of SECO shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003 (the "Remaining SECO Stock Payments"); and (4) the Company agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP timely makes the Remaining SECO Stock
Payments, and if GMP and Giura are not in default of any of certain other obligations to the Company, then the principal amount of GMP's Promissory Note payable to the Company shall be reduced from $470,000 down to $337,495.09, of which $37,495.09 shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, the Company received the fully signed $300,000 From St. Ann Escrow Agreement;
(2) On May 5, 2003, the Company received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of August 7, 2003, the Remaining SECO Stock Payments equal $37,840.87; and (4) GMP has failed to make any payments on its Promissory Note payable to the Company. The Company has become aware that GMP and SECO are having severe financial difficulties, including but not limited to restricted access to credit, liquidity problems in regard to non-collection of various receivables, delays in completion of certain projects, delays in the awarding of certain projects, and generally weak conditions within their industry. An insolvency or bankruptcy of either GMP and/or SECO, or a delay or failure by SECO in the completion of the SECO construction project in St. Ann, Missouri, might significantly adversely affect the Company's ability to collect the $300,000 payable to the Company under the $300,000 From St. Ann Escrow Agreements, the $200,000 payable to the Company under the $200,000 From St Charles Housing Development Agreements, the Remaining SECO Stock Payments, or payments due from GMP to the Company under GMP's Promissory Note to the Company.

Issues exist in regard to The Voice and Data Group, Inc.'s proposed merger with the Company. While the Company remains hopeful that it can successfully close its planned merger with The Voice and Data Group, Inc., the terms of such planned merger may be required to be amended depending upon the results of the audit of The Voice and Data Group, Inc. That audit has not been completed, and is not expected to be completed until certain issues relating to the amount of The Voice and Data Group, Inc.'s accounts receivable have been resolved between The Voice and Data Group, Inc. and AT & T. Discussions between The Voice and Data Group, Inc. and AT & T in regard to such issues are continuing, and the Company cannot guarantee when they will be resolved on mutually acceptable terms, if at all. If the merger agreement between the Company and The Voice and Data Group, Inc. is terminated for any reason, there is no guarantee that The Voice and Data Group, Inc. will be able to repay the $100,000 unsecured loan made by the Company to The Voice and Data Group, Inc. in connection with the merger agreement.


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

The Company's stock is illiquid. The Company's stock is illiquid, often with no shares trading for days at a time. Consequently, shareholders may find it difficult to sell their common stock in the Company, and the owners of potential acquisition target companies may find the Company's common stock to be unacceptable consideration in any proposed transaction.

A significant portion of the Company's stock is owned by insiders. The current directors and officers of the Company and its subsidiary Websourced, Inc., as a group, together with their affiliates and related parties, beneficially own a significant percentage of the Company's outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over the Company's policies and management. Voting control over a significant portion of these stockholders' shares has been transferred, pursuant to irrevocable proxies, to Gerard M. Jacobs, the Company's President and CEO.


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

Segment Analysis
                                INDUSTRY SEGMENT
                        SIX MONTHS ENDED JUNE 30, 2003

                               WORLDMALL         CGI         CONSOLIDATED
                            ------------- ---------------- ---------------

SALES                          2,320,398                -       2,320,398

COST OF SALES                  1,173,995                -       1,173,995
                             ------------ ---------------- ---------------

GROSS PROFIT                   1,146,403                -       1,146,403

SELLING AND
  ADMINISTRATION               1,006,768           72,401       1,079,169
                             ------------ ---------------- ---------------

INCOME FROM
  OPERATIONS                     139,635          (72,401)         67,234
                             ------------ ---------------- ---------------

OTHER INCOME (EXPENSE)

OTHER INCOME                           -                -               -
INTEREST INCOME                        -            6,224           6,224
INTEREST EXPENSE                 (12,556)         (25,766)        (38,322)
                             ------------ ---------------- ---------------

TOTAL                            (12,556)         (19,542)        (32,098)
                             ------------ ---------------- ---------------

INCOME BEFORE TAXES               127,079         (91,943)         35,136
                             ============ ================ ===============

                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 2003

                              WORLDMALL         CGI         CONSOLIDATED
                            ------------- ---------------- ---------------

SALES                           1,135,037                -       1,135,037

COST OF SALES                     677,165                -         677,165
                            -------------- ---------------- ---------------

GROSS PROFIT                      457,872                -         457,872

SELLING AND
  ADMINISTRATION                  383,001           30,733         413,734
                            -------------- ---------------- ---------------

INCOME FROM
  OPERATIONS                       74,871          (30,733)         44,138
                            -------------- ---------------- ---------------

OTHER INCOME (EXPENSE)
OTHER INCOME                            -                -               -
INTEREST INCOME                         -            6,159           6,159
INTEREST EXPENSE                   (5,196)         (10,551)        (15,747)
                            -------------- ---------------- ---------------

TOTAL                              (5,196)          (4,392)         (9,588)
                            -------------- ---------------- ---------------

INCOME BEFORE TAXES                69,675          (35,125)         34,550
                            ============== ================ ===============

                               INDUSTRY SEGMENT
                        SIX MONTHS ENDED JUNE 30, 2003

                               WORLDMALL         CGI         CONSOLIDATED
                            ------------- ---------------- ---------------

SALES                          2,003,929                -       1,185,361

COST OF SALES                    921,833                -         496,830
                             ------------ ---------------- ---------------

GROSS PROFIT                   1,082,096                -         688,531

SELLING AND
  ADMINISTRATION                 846,778           41,668         665,435
                             ------------ ---------------- ---------------

INCOME FROM
  OPERATIONS                     235,318          (41,668)         23,096
                             ------------ ---------------- ---------------

OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS          (2,154,052)        (350,000)     (2,504,052)
OTHER INCOME                           -           15,000          15,000
INTEREST INCOME                        -                -               -
INTEREST EXPENSE                 (31,448)         (15,911)        (47,359)
                             ------------ ---------------- ---------------

TOTAL                         (2,185,500)        (350,911)     (2,536,411)
                             ------------ ---------------- ---------------

INCOME BEFORE TAXES           (1,950,182)        (492,830)     (2,443,012)
                             ============ ================ ===============



                                INDUSTRY SEGMENT
                        THREE MONTHS ENDED JUNE 30, 2002

                              WORLDMALL         CGI         CONSOLIDATED
                            ------------- ---------------- ---------------

SALES                           1,109,743                -       1,109,743

COST OF SALES                     692,146                -         692,146
                            -------------- ---------------- ---------------

GROSS PROFIT                      417,597                -         417,597

SELLING AND
  ADMINISTRATION                  251,717           79,307         331,024
                            -------------- ---------------- ---------------

INCOME FROM
  OPERATIONS                      165,880          (79,307)         86,573
                            -------------- ---------------- ---------------

OTHER INCOME (EXPENSE)
OTHER INCOME                            -                -               -
INTEREST INCOME                         -                -               -
INTEREST EXPENSE                  (15,841)         (13,998)        (29,839)
                            -------------- ---------------- ---------------

TOTAL                             (15,841)         (13,998)        (29,839)
                            -------------- ---------------- ---------------

INCOME BEFORE TAXES               150,039          (93,305)         56,734
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

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE
                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2003.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary

                               906 CERTIFICATION

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Form 10-QSB of CGI Holding Corporation (the "Company") for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. paragraph 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

1) the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification is made solely for purpose of 18 U.S.C. paragraph 1350 and not for any other purpose. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to Poulos & Bayer and will be retained by Poulos and Bayer and furnished to the Securities and Exchange Commission or its staff upon request.

                                CGI Holding Corporation

                                August 13, 2003

                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary

                                302 CERTIFICATION


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

August 13, 2003

/s/ Gerard M. Jacobs
----------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary