Form 10QSB/A
period 2003-06-30
CGI HOLDING CORP
filed 2003-08-14
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

FORM 10-QSB/A

For the quarter ended June 30, 2003

The

INDEX

PART I.  FINANCIAL INFORMATION

Item 2. Managements Discussion and Analysis of Financial Conditions and Results of Operations

The following has been amended from the original version to correct the dates in the headings of the schedules provided. The orginal filing had the wrong year listed for the six months ended June 30, 2002 segment analysis.





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
                            ============== ================ ===============

                               INDUSTRY SEGMENT
                        SIX MONTHS ENDED JUNE 30, 2002

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
                            ============== ================ ===============


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2003.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary