Form 10QSB
period 2003-09-30
CGI HOLDING CORP
filed 2003-11-05
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended : September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,789,474 shares of its $0.001 par value common stock as of October 31, 2003.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended September 30, 2003

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

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

Signature

906 Certification

302 Certification

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
          SEPTEMBER 30, 2003, DECEMBER 31, 2002 AND SEPTEMBER 30, 2002


                                       SEPT. 30,   DECEMBER 31,   SEPT. 30,
                                         2003         2002         2002
                                      ------------ ------------ ------------

CURRENT ASSETS
Cash                                      263,508       68,945      165,361
Accounts Receivable                     2,604,382      554,894      544,361
Allowance for Bad Debts                   (77,096)     (89,866)     (49,999)
Other Current Assets                      125,843      195,644      329,508
Note Receivable                           338,687      326,884      515,000
Refundable Income Taxes                     4,202        4,202            -
Deferred Tax Asset                         90,954       90,954      158,250
                                      ------------ ------------ ------------

Total Current Assets                    3,350,481    1,151,657    1,662,481
                                      ------------ ------------ ------------

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment             128,202      127,727      122,362
Less:Accumulated Depreciation             (37,948)     (23,652)     (17,514)
                                      ------------ ------------ ------------
NET PROPERTY, PLANT AND EQUIPMENT          90,254      104,075      104,848
                                      ------------ ------------ ------------

OTHER ASSETS
Other Assets                               77,750      157,182      412,750
Deferred Tax Asset                      1,017,924    1,017,924      371,050
                                      ------------ ------------ ------------
TOTAL OTHER ASSETS                      1,095,674    1,175,106      783,800
                                      ------------ ------------ ------------

TOTAL ASSETS                            4,536,409    2,430,838    2,551,129
                                      ============ ============ ============

CURRENT LIABILITIES
Current Portion of Long Term Debt       1,251,657      785,531      648,271
Notes Payable-Line of Credit                    -       25,485       30,485
Accounts Payable                          183,645      180,048      173,551
Accrued Liabilities                       193,566       23,709      172,324
Deferred Revenue                        2,207,273      705,394      760,436
                                      ------------ ------------ ------------

TOTAL CURRENT LIABILITIES               3,836,142    1,720,167    1,785,067
                                      ------------ ------------ ------------

LONG TERM LIABILITIES
Long-Term Debt, Net of Current Portion    747,975       51,624       73,848
Loan Payable-Shareholder                   18,276       63,276       78,176
                                      ------------ ------------ ------------
TOTAL LONG TERM LIABILITIES               766,602      114,900      152,024
                                      ------------ ------------ ------------

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding                    -            -            -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
23,289,474 shares issued and
20,789,474 outstanding                     23,289       19,012       18,843
Additional Paid In Capital              5,625,860    5,209,368    5,189,263
Retained Earnings                      (5,015,483)  (4,092,609)  (4,054,068)
Deferred Compensation                    (160,000)           -            -
Treasury Stock                           (540,000)    (540,000)    (540,000)
                                      ------------ ------------ ------------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)      (66,334)     595,771      614,038
                                      ------------ ------------ ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                4,536,409    2,430,838    2,551,129
                                      ============ ============ ============

                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED SEPTEMBER 30, 2003

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICITS    STOCK
                          ---------- ---------- ---------------------- ---------

BALANCE:JANUARY 1, 2002   16,499,627    17,999  5,056,067  (1,623,868)(400,000)

SOLD 100,000 SHARES AT
$.15 PER SHARE ON 1/2/02     100,000       100     14,900

PURCHASED 1,000,000 SHARES
ON APRIL 29, 2002 FOR $.14
PER SHARE                 (1,000,000)                                 (140,000)

SOLD 744,000 SHARES ON
9/11/02 AT $.16 PER SHARE    744,000       744    118,296

ISSUED 168,946 SHARES OF
STOCK ON 12/31/02 FOR
EMPLOYEE STOCK BONUS         168,946       169     20,105

NET LOSS                                                   (2,468,741)
                          ---------- ---------- ---------- ---------- ----------
BALANCE:DECEMBER 31, 2002 16,512,573    19,012  5,209,368  (4,092,609)(540,000)

76,901 OPTIONS EXERCISED
AT $0.01 PER SHARE            76,901        77        692

1,000,000 OPTIONS EXERCISED
ON APRIL 1, 2003 AT $.10
PER OPTION                 1,000,000     1,000     99,000

ISSUED 3,200,000 SHARES AS
A STOCK BONUS ON JULY 31,
2003                       3,200,000     3,200    316,800

NET LOSS                                                     (922,874)
                          ---------- ---------- ---------- ---------- ----------
BALANCE SEPT. 30, 2003    20,789,474    23,289  5,625,860  (5,015,483)(540,000)
                          ========== ========== ========== ========== ==========

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                NINE MONTHS ENDED        THREE MONTHS ENDED
                                   SEPTEMBER 30             SEPTEMBER 30
                            -----------  -----------  -----------  ---------
                               2003          2002         2003        2002
                            -----------  -----------  -----------  ---------

SALES                        4,404,628    2,988,136    2,084,230    984,207

COST OF GOODS SOLD           1,942,183    1,599,446      768,188    677,613
                            -----------  -----------  -----------  ---------
GROSS PROFIT                 2,462,444    1,388,690    1,316,041    306,594

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES      2,137,047    1,232,196    1,044,440    243,499
                            -----------  -----------  -----------  ---------
INCOME FROM OPERATIONS         325,397      156,494      271,601     63,095
                            -----------  -----------  -----------  ---------
OTHER INCOME (EXPENSES)
    Impairment of Goodwill           -   (2,154,052)           -          -
    Other Income(Expense)            -     (334,000)           -      1,000
    Interest Income              6,247          325           23        325
    Interest Expense           (54,518)     (69,525)     (16,196)   (22,166)
                            -----------  -----------  -----------  ---------
TOTAL OTHER INCOME (EXPENSE)   (48,271)  (2,557,252)     (16,173)   (20,841)
                            -----------  -----------  -----------  ---------
INCOME BEFORE CORPORATE
INCOME TAXES                   277,126   (2,400,758)     255,428     42,254

INCOME TAX PROVISION                 -            -            -          -
                            -----------  -----------  -----------  ---------
NET INCOME FROM
    CONTINUING OPERATIONS      277,126   (2,400,758)     255,428     42,254

DISCONTINUED OPERATIONS

Net profit from
  discontinued operations            -      146,944            -    671,513

Net loss from disposition
  of discontinued operations         -     (176,386)           -   (176,386)

                            -----------  -----------  -----------  ---------
NET INCOME BEFORE
  EXTRAORDINARY EVENT          277,126   (2,430,200)     255,428    537,381

EXTRAORDINARY EVENT         (1,200,000)           -   (1,200,000)         -
                            -----------  -----------  -----------  ---------
NET INCOME/(LOSS)             (922,874)  (2,430,200)    (944,572)   537,381
                            ===========  ===========  ===========  =========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS       $0.01       ($0.15)      $0.01      $0.00
                            ===========  ===========  ===========  =========

NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS     $0.00        $0.00       $0.00      $0.03
                            ===========  ===========  ===========  =========

NET INCOME PER COMMON SHARE
FROM EXTRAORDINARY EVENT        ($0.05)       $0.00      ($0.05)     $0.00
                            ===========  ===========  ===========  =========

NET INCOME PER COMMON SHARE     ($0.04)      ($0.15)     ($0.04)     $0.03
                            ===========  ===========  =========== ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   20,598,891   16,285,613   22,335,282  16,166,473
                            ===========  ===========  =========== ==========

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                     2003              2002
                                               -------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                       (922,874)       (2,430,200)
Non-Cash Items Included in Net Loss
    Depreciation                                      14,296           122,971
    Amortization                                           -         2,367,041
    Allowance for Bad Debts                          (12,770)           42,128
    Allowance for Impaired Assets                          -           350,000
    Loss on Disposition of Assets                          -           176,386
    Stock Bonus                                      160,000                 -
    Extraordinary Event                            1,200,000                 -
OTHER CHANGES:
Change in Accounts Receivable                     (2,049,488)       (1,535,787)
Change in Other Current Assets                        69,801          (312,609)
Change in other Assets                                79,432           306,811
Change in Accounts Payable                             3,597            50,414
Change in Accrued Expenses                           169,857           154,910
Change in Accrued Income Taxes                             -           (29,712)
Change in Deferred Revenue                         1,501,879           455,601
                                               -------------- -----------------
NET CASH CHANGE FROM OPERATING ACTIVITIES            213,730          (282,046)
                                               -------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired                               (475)          (33,809)
    Proceeds from Notes Receivable                    88,197           210,000
    Note Receivable-Voice and Data                  (100,000)                -
    Escrow Deposit                                         -          (400,000)
    Proceeds from sale of assets,
      Net of cash transferred                              -           (27,549)
                                               -------------- -----------------
NET CASH CHANGE FROM INVESTING ACTIVITIES            (12,278)         (251,358)
                                               -------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                         (177,173)         (169,789)
    Change in Line of Credit                         (25,485)          131,472
    Proceeds from Loans                               95,000           600,000
    Proceeds from Shareholder Loans                        -            69,924
    Purchase of Treasury Stock                             -          (140,000)
    Proceeds from Sale of Stock                      100,769           134,040
                                               -------------- -----------------
NET CASH CHANGE FROM FINANCING ACTIVITIES             (6,889)          625,647
                                               -------------- -----------------

NET CASH CHANGE                                      194,563            92,243

CASH BALANCE:JANUARY 1                                68,945            73,118
                                               -------------- -----------------

CASH BALANCE: SEPTEMBER 30                           263,508           165,361
                                               ============== =================

Supplemental Information
    Interest Paid                                     54,518            69,525
    Income Taxes Paid                                      -            29,712

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2003

NOTES RECEIVABLE

The Company's Form 8-K filed April 7, 2003 in regard to GMP, L.L.C. is hereby incorporated by reference.

On April 1, 2003, the Company entered into an Agreement (the "GMP Note Restructuring Agreement") with GMP, L.L.C. ("GMP"), Safe Environment Corp. of Indiana ("SECO") and John Giura ("Giura"). Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign an agreement pursuant to which an aggregate of $300,000 will be paid to the Company out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to the Company in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreements"); (3) GMP agreed that the remaining monies due from GMP to the Company in regard to the purchase of the stock of SECO shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003 (the "Remaining SECO Stock Payments"); and (4) the Company agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP timely makes the Remaining SECO Stock Payments, and if GMP and Giura are not in default of any of certain other obligations to the Company, then the principal amount of GMP's Promissory Note payable to the Company shall be reduced from $470,000 down to $337,495.09, of which $37,495.09 shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, the Company received the fully signed $300,000 From St. Ann Escrow Agreement;
(2) On May 5, 2003, the Company received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of September 30, 2003, the Remaining SECO Stock Payments equal $38,687.46; and (4) GMP has failed to make any payments on its Promissory Note payable to the Company. See the Risk Factor below in regard to the financial viability of GMP and SECO.

EXTRAORDINARY EVENT - SETTLEMENT WITH STATEWIDE INSURANCE COMPANY

The Company has entered into a Settlement Agreement dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri. Pursuant to the Settlement Agreement, the Company has agreed to pay Statewide $100,000 upon execution of the Settlement Agreement, and $1,100,000 in eleven payments in the amount of $100,000 due and payable quarterly on the first day of January, April, July and October in each year commencing on January 1, 2004 and ending on July 1, 2006, provided that if the Company prepays all outstanding amounts due and owing under the Settlement Agreement on or prior to April 30, 2004, then the Company shall only be obligated to pay Statewide an aggregate principal amount of $1,000,000 rather than $1,200,000. In the event the Company receives proceeds, by or through any means, of "working capital" as defined in the Settlement Agreement, then the Company shall apply twenty-five percent (25%) of any such proceeds to payment of the amounts due and owing to Statewide under the terms of the Settlement Agreement.

A copy of the Settlement Agreement is included in Part II Item 5 below.

NOTES PAYABLE
                                           September 30, 2003
                                         --------------------
  CIB Bank - This note has a due date
  of November 2, 2003 and is guaranteed
  by John Giura, a shareholder of the
  Company.  The note provides for interest
  at 13.0% plus a 1.0% per month
  mezzanine fee.                               175,000

  AUDREY LOVE
  Note payable due October 30, 2002
  with an interest rate of 8.25%. This
  note is unsecured.                            70,000

  PAUL DOLL TRUST
  Note payable due June 1, 2002 with
  interest rate of 10.00%.  This note
  is unsecured.                                 28,000

  High Falls Development
  This note carries an interest rate
  of 11.50% and payments are being
  made monthly in the amount of $4,292.06.      91,975

  Note Payable -Unicyn
  Note dated 2/14/01 and is for 36
  months at $2,196.19 principal plus
  interest per month.  Secured by equipment
  of Websourced, Inc.                            5,583

  Roberti Jacobs Family Trust
  Note dated November 7, 2002 with a
  maturity date of April 28, 2003.  Interest
  rate is 18% per annum, payable monthly         9,074

  Roberti Jacobs Family Trust
  Note dated December 23, 2002 with a
  maturity date of December 15, 2003.
  Interest rate is 13% per annum,
  payable monthly.
  1,000,000 warrants were issued with this
  note.                                         250,000

  Roberti Jacobs Family Trust
  Note dated March 30,2003.
  Interest rate is 13% per annum,
  payable monthly.                              170,000

  Statewide Insurance Company
  Settlement payable
  at $100,000 per quarter beginning in
  November, 2003                              1,200,000
                                             -----------
TOTALS                                       $1,999,632
                                             ===========


LOAN FROM SHAREHOLDERS

The Company borrowed funds from shareholders to cover operating expenses. The total outstanding principal balance due as of September 30, 2003 was $18,276. The details of the balance on September 30, 2003 were as follows.

Pat Martin                18,276 -   No repayment terms. No interest paid or
                                     accrued.

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the nine months ended September 30, 2003 and 2002.

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition

Total assets of the Company at September 30, 2003 were $4,536,409, compared to September 30, 2002 of $2,551,129. This is an increase of $1,985,280. The increase in total assets is mainly attributable to the increase in Accounts Receivable due to the increased business associated with the Company's Websourced, Inc. division.

Total debt at September 30, 2003 was $2,018,259 compared to $830,780 at September 30, 2002. The debt increased in the third quarter of 2003 due to an anticipated settlement of litigation with Statewide Insurance Company in the amount of $1,200,000.

Liquidity and Capital Resources

The Company experienced positive cash flow for the nine months ended September 30, 2003 in the amount of $194,563 resulting in a cash balance on September 30, 2003 of $263,508. The Company's cash balance on September 30, 2002 was $165,361.

The Company's working capital at September 30, 2003 still remains negative in the amount of ($485,661). The negative working capital decreased during the nine months ended September 30, 2003 by $82,849 from December 31, 2002 when it was ($568,510). Current assets at September 30, 2003 were $3,350,481 compared to December 31, 2002 of $1,151,657, an increase of $2,198,824. This increase in current assets was greater than the increase in current liabilities of $2,115,974 over the same period resulting in an improved working capital position.

The Company faces a short-term liquidity problem in relation to the impending maturity of its $175,000 CIB Bank loan in November 2003, in relation to the $100,000 per quarter payable by the Company to Statewide Insurance Company commencing in November 2003 pursuant to a litigation Settlement Agreement, and in relation to certain other notes which have come due for payment. In order to remain solvent, the Company will likely be required to raise additional capital during the next six months. The Company is actively exploring possible sales of shares of common stock to one or more institutional investors.

During the past year the Company's Websourced subsidiary experienced disruption of its relationship with one of its credit card processing companies. This disruption created a short-term liquidity issue for Websourced, but Websourced's liquidity has improved during the past six months.

Results of Operations

Sales for the three months ended September 30, 2003 were $2,084,230, compared to $984,207 for the same period last year, an increase of $1,100,023, or 112%. The gross profit for the three months ended September 30, 2003 was $1,316,041 compared to the same period last year of $306,594.


Sales for the nine months ended September 30, 2003 were $4,404,628, compared to $2,988,136 for the same period last year, an increase of $1,416,492, or 47%. The gross profit for the nine months ended September 30, 2003 was $2,462,444 compared to the same period last year of $1,388,690.

The Company's gross profit percentage for the nine months ended September 30, 2003 was 55%, compared to 46% for the same period last year.

General and administrative expenses were $2,137,047 for the first nine months of 2003, compared to $1,232,196 for the same period last year. These expenses were $1,044,440 and $243,499 for the three months ended September 30, 2003 and 2002 respectively.

Interest expense for the first nine months of 2003 was $54,518 compared to $69,525 in 2002.

Net income from continuing operations was $277,126 for the nine months ended September 30, 2003. The net income from continuing operations was ($2,400,758) for the same period last year. During the first quarter of 2002, the Company elected, in accordance with FASB 142, to write down existing goodwill of $2,154,052 associated with the Company's acquisition of Websourced in March of 2001. This contributed to the Company's 2002 losses.

The net income from continuing operations for the three months ended September 30, 2003 was $255,428 compared to $42,254 for the same period in 2002.

Net income per share, from continuing operations, for the nine and three months ended September 30, 2003,was $.01 and $.01 respectively. The same period last year was ($.15) and $0.00 respectively.

Cautionary Statement Regarding Forward-Looking Statements

Statements made in this document that express the Company's or management's intentions, plans, beliefs, expectations or predictions of future events, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections. The words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions are intended to further identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Those statements are based on many assumptions and are subject to many known and unknown risks, uncertainties and other factors that could cause the Company's actual activities, results or performance to differ materially from those anticipated or projected in such forward-looking statements, including risk factors summarized below. The Company cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on the Company's forward-looking statements. The forward-looking statements contained herein represent the judgment of the Company as of the date of this document, and the Company expressly disclaims any intent, obligation or undertaking to update or revise such forward-looking statements to reflect any change in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statements are based.

Risk Factors

Factors that could cause the Company's actual activities and results of performance to differ materially from the Company's or management's intentions, plans, beliefs, expectations or predictions of futures events include risks and uncertainties relating to the following:

The Company has settled a lawsuit by agreeing to pay $1,200,000. The Company has entered into a Settlement Agreement dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri. Pursuant to the Settlement Agreement, the Company has agreed to pay Statewide $100,000 upon execution of the Settlement Agreement, and $1,100,000 in eleven payments in the amount of $100,000 due and payable quarterly on the first day of January, April, July and October in each year commencing on January 1, 2004 and ending on July 1, 2006, provided that if the Company prepays all outstanding amounts due and owing under the Settlement Agreement on or prior to April 30, 2004, then the Company shall only be obligated to pay Statewide an aggregate principal amount of $1,000,000 rather than $1,200,000. In the event the Company receives proceeds, by or through any means, of "working capital" as defined in the Settlement Agreement, then the Company shall apply twenty-five percent (25%) of any such proceeds to payment of the amounts due and owing to Statewide under the terms of the Settlement Agreement. A copy of the Settlement Agreement is included in Part II Item 5 below. The Company's payment obligations under the Settlement Agreement will increase the Company's short-term liquidity problem.

The Company may be subject to additional litigation in regard to the activities of its former subsidiaries. Former subsidiaries of the Company were involved in a wide variety of activities, including general contracting, asbestos abatement, and demolition activities. The Company cannot guarantee that these activities will not result in litigation of some nature against the Company. During October 2003, the Company was threatened with a lawsuit by the St. Louis Construction Laborers Benefit Funds (the "Funds"). The Funds are attempting to collect employee fringe benefit contributions in regard to employees of Safe Environment Corporation of Missouri. The Company denies any obligation in regard to such employee fringe benefit contributions. The Funds have filed a lawsuit entitled Greater St. Louis Construction Laborers Welfare Fund, et al., Plaintiffs, v. Barry Ash, et al, Defendants, Case No. 4:02CV01180 ERW in the United States District Court for the Eastern District of Missouri. One of the defendants in this lawsuit is John Giura, the Company's Vice Chairman and former President and Chief Executive Officer. The lawsuit was served upon Mr. Giura in October, 2003. The Company cannot predict whether the Company will be added to this lawsuit as an additional defendant. If the Company is added to this lawsuit as an additional defendant, the Company intends to vigorously defend the lawsuit. In light of this threatened litigation, the Company and Mr. Giura have entered into an Indemnification Agreement dated October 22, 2003, pursuant to which Mr. Giura has agreed to indemnify and hold harmless the Company in regard to any losses arising in connection with this lawsuit. A copy of the Indemnification Agreement is included in Part II Item 5 below.

The Company's Websourced subsidiary needs to relocate to larger offices. Websourced's current offices are not large enough to accommodate its growth. Websourced will likely need to move into significantly larger offices within the next 6 months. Websourced expects to soon sign a new 10-year lease for approximately 30,000 square feet of space, and to move into such new space during the calendar quarter ending on March 31, 2004. The Company expects that such new lease will involve a higher rent than at present.

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

The Company may not generate sufficient cash flow from operations to meet its current and future obligations. The Company's leverage is significant, and significant interest and principal payments will become due and payable during the next 12 months. The Company's corporate overhead is also significant. The Company may not be able to generate sufficient free cash flow from its operations to meet all current and future payment obligations. Any debt incurred to finance acquisitions will increase the Company's future payment obligations.

The Company needs to raise additional capital, which capital may not be available on acceptable terms or at all. The Company needs to raise additional funds, both for operating capital and for acquisitions. The Company may not be able to obtain the needed additional financing on favorable terms or at all. If the Company cannot raise capital on acceptable terms, the Company may not be able to: meet all of its current and future payment obligations; expand its existing Websourced business; pursue acquisition opportunities; enhance its infrastructure and leveragable assets; open new offices; hire, train and retain employees; or respond to competitive pressures or unanticipated requirements. The Company's failure to do any of these things could seriously harm the Company and the Company's stock.

The Company may not be able to negotiate, finance or close acquisitions. The Company intends to pursue one or more acquisitions of companies engaged in businesses that may or may not be similar to its Websourced subsidiary. The Company may not be able to negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully negotiated, the terms thereof may require the Company to incur additional indebtedness or issue equity. The Company may not be able to obtain such financing on acceptable terms or at all.

The terms and conditions for acquiring businesses could adversely affect the price of the Company's stock. In order to consummate acquisitions, the Company may be required to take action that could adversely affect the price of the Company's stock, such as: issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of the existing shareholders or in other adverse effects upon existing shareholders; undertaking a reverse stock split, expected to be 1-for-5; changing the name, Board of Directors, or officers of the Company; entering into new lines of business; or taking other actions. Any one or more of these actions may adversely affect the Company and the Company's common stock.

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

The Company may experience difficulty in handling growth. The Company expects to grow both by hiring new employees and by services new business and geographic markets. The Company's growth will place a significant strain on the Company's management and on the Company's operating and financial systems. The Company's personnel may be inadequate to support the Company's future operations. In order to accommodate the increased size of the Company's operations, the Company will need to hire, train and retain appropriate personnel to manage the Company's operations.

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

The Company's growth heavily depends on its key personnel, the loss of whom would materially adversely affect the Company. The Company believes that its success will depend on the continued employment of its key personnel, including Gerard M Jacobs, the CEO of the Company, and S. Patrick Martin, the CEO of the Company's Websourced subsidiary. If one or more of the Company's key management personnel were unable or unwilling to continue their present positions, such persons would be very difficult to replace and the Company's business could be seriously harmed. In addition, the Company expects that until it is in a financial position to provide its key personnel with adequate cash compensation, the Company will find it necessary to offer such key personnel and the independent members of its board of Directors compensation in the form of Company common stock and stock options. During 2003 this compensation has included 3,200,000 shares of the Company's common stock and warrants to purchase an additional 3,200,000 shares of the Company's common stock at purchase prices (exercise prices) between $0.13 and $0.16 per share. The issuance of these shares of common stock and options has diluted existing shareholders and could adversely affect the price of the Company's stock. In addition, if any of Websourced's key employees joins a competitor or forms a competing company, some of the Company's clients might choose to use the services of that competitor or new company instead of the Company's.

Weak general economic and business conditions may adversely affect the Company's revenues and operating margins. Weak general economic business conditions, international tension and wars, terrorism, and epidemics, globally, nationally, regionally or locally, may have a significant adverse effect on the Company's revenues and operating margins.

The Company faces competition from bigger, more established competitors. Competition in technology service markets is intense. If the Company fails to compete successfully against current and future competitors, the Company's business, financial condition and operating results would be seriously harmed. Because relatively low barriers to entry characterize the Company's current and many prospective markets, the Company expects other companies to enter its markets. In addition, some of the Company's competitors may develop services that are superior to, or have greater market acceptance than, the services that the Company offers. Also, if the Company's market sectors appear attractive, then numerous existing companies that have a greater financial and human resources may be expected to enter those markets. The superior financial marketing resources of those potential competitors may provide a substantial advantage to those competitors over the Company.

The Company lacks long-term contracts with clients. Few if any of the Company's clients retain the Company under contracts longer than 12 months. As a result, the Company's revenues may be difficult to predict. Because the Company sometimes incurs costs based on expectations of future revenues, the Company's failure to predict future revenues accurately may seriously harm the Company's condition and results of operations.

There is a lack of brand awareness of the Company's services. Due to lack of marketing resources, the Company has not been able to develop any widespread awareness of the Company's brand name. Any increase in the Company's advertising and marketing expenditures could cause the Company's operating margins to decline. Moreover, the Company's brand may be closely associated with the business success or failure of some of the Company's Internet clients, some of who are pursing unproven business models in competitive markets. As a result, the failures or difficulties of one of the Company's clients may damage the Company's reputation. If the Company fails to successfully promote and maintain the Company's brand name or incurs significant related expenses, the Company's operating margins and the Company's growth may decline.

A failure by the Company to meet client expectations could result in losses and negative publicity. Any failure to meet Company's clients' expectations could result in: delayed or lost revenues due to adverse client reactions; requirements to provide additional services to clients at no charge; negative publicity regarding the Company and its services, which could adversely affect the Company's ability to attract or retain clients; and claims for damages against the Company, regardless of the Company's responsibility for such failure. The Company cannot be sure that its contracts will protect the Company from liability for damages in the event the Company is sued. Also, if the Company is sued, the legal fees involved if defending a lawsuit may exceed the amount of the claim in question.

The Company's success depends upon increase adoption of the Internet as a means for commerce. The Company's success depends heavily on the continued use and acceptance of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides business with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, the Company's business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including: Potentially in adequate network infrastructure; delays in the development of Internet enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; delays in the development of security and authentication technology necessary to affect secure transmission of confidential information; changes in, or insufficient availability of, telecommunications services to support the Internet; and failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

Increasing government regulations or taxation could adversely affect the Company's business. The Company is affected not only by regulations applicable to business generally, but also laws, regulations and taxes directly applicable to eBusiness. Although there are currently few such laws, regulations and taxes, it is possible that state, federal and foreign governments may adopt a number of these laws, regulations and taxes. Any such legislation, regulation or tax could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use the Company's services. This decrease in the demand for the Company's services would seriously harm the Company's business and operating results. Any new laws, regulations and taxes may govern, restrict, tax or affect any of the following issues: user privacy, the pricing and taxation of goods and services offered over the Internet; the content of websites; consumer protection; and the characteristics and quality of products and services offered over the Internet.

Issues exist in regard to the financial viability of GMP, LLC, and SECO. On April 1, 2003 the Company entered into agreement (the "GMP Note Restructuring Agreement") with GMP, L.L.C. ("GMP"), Safe Environment Corp. of Indiana ("SECO") and John Giura ("Giura"). Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign an agreement pursuant to which an aggregate of $300,000 will be paid to the Company out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to the Company in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles
Housing Development Agreement"); (3) GMP agreed that the remaining monies due from GMP to the Company in regard to the purchase of the stock of SECO shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003 (the "Remaining SECO Stock Payments"); and (4) the Company agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP timely makes the remaining SECO Stock
Payments, and if GMP and Giura are not in default of any of certain other obligations to the Company, then the principal amount of GMP's Promissory Note Payable to the Company shall be reduced from $470,000 down to $337,495.09, of which $37,495.09 shall be paid by GMP to the Company as soon as practicable but in the event no later than Juky 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement; (1) On May 7, 2003, the Company received fully signed $300,000 From St. Ann Escrow Agreement; (2) On May 5, 2003, the Company received all but one of the $200,000 From St Charles Housing Development Agreements; (3) As of September 30, 2003, the Remaining SECO Stock Payments equal $38,687.46; and (4) GMP has failed to make any payments on its Promissory Note payable to the Company. The Company has become aware that GMP and SECO are having severe financial difficulties, including but not limited to restricted access to credit, liquidity problems in regard to non-collection of various receivables, delays in completion of certain projects, delays in the awarding of certain projects, and generally weak conditions within their industry. An insolvency or bankruptcy of either GMP and/or SECO, or a delay or failure by SECO in the completion of the SECO construction project in St. Ann, Missouri, might significantly adversely affect the Company's ability to collect the $300,000 payable to the Company under the $300,000 From St. Ann Escrow Agreements, the $200,000 payable to the Company under the $200,000 From St. Charles Housing Development Agreements, the Remaining SECO Stock Payments, or payments due from GMP to the Company under GMP's Promissory Note payable to the Company.

Issues exist in regard to The Voice and Data Group, Inc.'s proposed merger with the Company. The Company is now pessimistic that it can successfully close its planned merger with The Voice and Data Group, Inc. Discussions between The Voice and Data Group, Inc. and AT&T in regard to certain disputed issues are continuing, and the Company cannot guarantee when they will be resolved on mutually acceptable terms, if at all. If the merger agreement between the Company and The Voice and Data Group, Inc. is terminated for any reason, there is no guarantee that The Voice and Data Group, Inc. will be able to repay the $100,000 unsecured loan made by the Company to The Voice and Data Group, Inc. in connection with the merger agreement.

Inability to protect the Company's intellectual property. The Company cannot guarantee that it can safeguard or deter misappropriation of the Company's intellectual property. In addition, the Company may not be able to detect unauthorized use of the Company's intellectual property and take appropriate steps to enforce the Company's rights. If former employees or third parties infringe or misappropriate the Company's trade secrets, copyrights, trademarks, or other proprietary information or intellectual property, the Company's business could be seriously harmed. In addition, although the Company believes that their proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against the Company or claim that the Company has violated their intellectual property rights. Such claims, even if not true could result in significant legal and other costs and may be a distraction to the Company's management.

The Company's stock is illiquid. The Company's stock is illiquid, often with no shares trading for days at a time. Consequently, shareholders may find it difficult to sell their common stock in the Company, and the owners of potential acquisition target companies may find the Company's common stock to be unacceptable consideration in any proposed transaction.

A significant portion of the Company's stock is owned by insiders. The current directors and officers of the Company and its subsidiary Websourced, as a group, together with their affiliates and related parties, beneficially own a significant percentage of the Company's outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over the Company's policies and management. Voting control over a significant portion of these stockholders' shares has been transferred, pursuant to irrevocable proxies, to Gerard M. Jacobs, the Company's President and CEO.

The Company has not paid dividends and does not expect to do so in the foreseeable future. The Company has not paid dividends since its inception and does not expect to in the foreseeable future, so the Company's stockholders will not be able to receive any return on their investment without selling their shares. The Company presently anticipates that all earnings, if any, will be retained for development of the Company's business. Any future dividends will be subject to discretion of the Board of Directors and will depend on, among other things, the Company's future earnings, operating and financial condition, capital requirements, and general business conditions.

Segment Analysis

                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                              WEBSOURCED        CGI         CONSOLIDATED

SALES                         4,404,628           -           4,404,628

COST OF SALES                 1,942,183           -           1,942,183
                            ------------   ----------        -----------
GROSS PROFIT                  2,462,444           -           2,462,444

SELLING AND
  ADMINISTRATION              1,779,285      357,763          2,137,047
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                    683,160     (357,763)           325,397
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)

OTHER INCOME                          -            -
INTEREST INCOME                                6,247              6,247
INTEREST EXPENSE                (16,358)     (38,159)           (54,518)
                            ------------   ----------        -----------
TOTAL                           (16,358)     (31,912)           (48,271)
                            ------------   ----------        -----------
INCOME BEFORE TAXES             666,801     (389,675)           277,126
                            ============   ==========        ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2003

                              WEBSOURCED        CGI         CONSOLIDATED

SALES                         2,084,230           -           2,084,230

COST OF SALES                   768,188           -             768,188
                            ------------   ----------        -----------
GROSS PROFIT                  1,316,041           -           1,316,041

SELLING AND
  ADMINISTRATION                772,517     271,924           1,044,440
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                    543,525    (271,924)            271,601
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)

OTHER INCOME                         -            -                   -
INTEREST INCOME                      -           23                  23
INTEREST EXPENSE                (3,802)     (12,393)            (16,196)
                            ------------   ----------        -----------
TOTAL                           (3,802)     (12,370)            (16,173)
                            ------------   ----------        -----------
INCOME BEFORE TAXES            539,722     (284,294)            255,428
                            ============   ==========        ===========

                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                              WEBSOURCED        CGI         CONSOLIDATED

SALES                         2,988,136            -         2,988,136

COST OF SALES                 1,599,446            -         1,599,446
                            ------------   ----------        -----------
GROSS PROFIT                  1,388,690            -         1,388,690

SELLING AND
  ADMINISTRATION              1,042,787      189,410         1,232,197
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                    345,903     (189,410)          156,493
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)

IMPAIRMENT OF ASSETS         (2,154,052)    (350,000)       (2,504,052)
OTHER INCOME                          -       16,000            16,000
INTEREST INCOME                       -          325               325
INTEREST EXPENSE                (37,421)     (32,103)          (69,524)
                            ------------   ----------        -----------
TOTAL                        (2,191,473)    (365,778)       (2,557,251)
                            ------------   ----------        -----------
INCOME BEFORE TAXES          (1,845,570)    (555,188)       (2,400,758)
                            ============   ==========        ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

                              WEBSOURCED        CGI         CONSOLIDATED

SALES                           984,207            -           984,207

COST OF SALES                   677,613            -           677,613
                            ------------   ----------        -----------
GROSS PROFIT                    306,594            -           306,594

SELLING AND
  ADMINISTRATION                196,009       47,490           243,499
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                    110,585      (47,490)           63,095
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)

IMPAIRMENT OF ASSETS                  -            -                 -
OTHER INCOME                          -        1,000             1,000
INTEREST INCOME                       -          325               325
INTEREST EXPENSE                 (5,973)     (16,193)          (22,166)
                            ------------   ----------        -----------
TOTAL                            (5,973)     (14,868)          (20,841)
                            ------------   ----------        -----------
INCOME BEFORE TAXES             104,612      (62,358)           42,254
                            ============   ==========        ===========

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(1) The Company has entered into a Settlement Agreement dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri. Pursuant to the Settlement Agreement, the Company has agreed to pay Statewide $100,000 upon execution of the Settlement Agreement, and $1,100,000 in eleven payments in the amount of $100,000 due and payable quarterly on the first day of January, April, July and October in each year commencing on January 1, 2004 and ending on July 1, 2006, provided that if the Company prepays all outstanding amounts due and owing under the Settlement Agreement on or prior to April 30, 2004, then the Company shall only be obligated to pay Statewide an aggregate principal amount of $1,000,000 rather than $1,200,000. In the event the Company receives proceeds, by or through any means, of "working capital" as defined in the Settlement Agreement, then the Company shall apply twenty-five percent (25%) of any such proceeds to payment of the amounts due and owing to Statewide under the terms of the Settlement Agreement. A copy of the Settlement Agreement is included in Part II
Item 5 below.

(2) The Company and its Websourced subsidiary are plaintiffs in a lawsuit entitled CGI Holding Corporation and WebSourced, Inc., Plaintiffs, v. Global Payments, Inc., Defendant, Case No. 03A10759-5, in the State Court of DeKalb County, Georgia. Reference is hereby made to the Company's Form 8-K filed on September 2, 2003. The lawsuit was filed in August, 2003. The Company cannot guarantee the outcome of this litigation.

(3) During October, 2003, the Company was threatened with a lawsuit by the St. Louis Construction Laborers Benefit Funds (the "Funds"). The Funds are attempting to collect employee fringe benefit contributions in regard to employees of Safe Environment Corporation of Missouri. The Company denies any obligation in regard to such employee fringe benefit contributions. The Funds have filed a lawsuit entitled Greater St. Louis Construction Laborers Welfare Fund, et al., Plaintiffs, v. Barry Ash, et al, Defendants, Case No. 4:02CV01180 ERW in the United States District Court for the Eastern District of Missouri. One of the defendants in this lawsuit is John Giura, the Company's Vice Chairman and former President and Chief Executive Officer. The lawsuit was served upon Mr. Giura in October, 2003. The Company cannot predict whether the Company will be added to this lawsuit as an additional defendant. If the Company is added to this lawsuit as an additional defendant, the Company intends to vigorously defend the lawsuit. In light of this threatened litigation, the Company and Mr. Giura have entered into an Indemnification Agreement dated October 22, 2003, pursuant to which Mr. Giura has agreed to indemnify and hold harmless the Company in regard to any losses arising in connection with this lawsuit. A copy of the Indemnification Agreement is included in Part II Item 5 below.

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Item 5. Other Events

A. Settlement Agreement

The Company has entered into a Settlement Agreement dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri. Pursuant to the Settlement Agreement, the Company has agreed to pay Statewide $100,000 upon execution of the Settlement Agreement, and $1,100,000 in eleven payments in the amount of $100,000 due and payable quarterly on the first day of January, April, July and October in each year commencing on January 1, 2004 and ending on July 1, 2006, provided that if the Company prepays all outstanding amounts due and owing under the Settlement Agreement on or prior to April 30, 2004, then the Company shall only be obligated to pay Statewide an aggregate principal amount of $1,000,000 rather than $1,200,000. In the event the Company receives proceeds, by or through any means, of "working capital" as defined in the Settlement Agreement, then the Company shall apply twenty-five percent (25%) of any such proceeds to payment of the amounts due and owing to Statewide under the terms of the Settlement Agreement.


                              SETTLEMENT AGREEMENT


THIS SETTLEMENT AGREEMENT (the "Agreement") is made and entered into this 4th day of November, 2003, by and between CGI HOLDING CORPORATION, a Nevada corporation ("CGI"), and STATEWIDE INSURANCE COMPANY, an Illinois insurance company authorized to engage in the business of executing surety bonds in a number of states, including Missouri ("Statewide").

                                   witnesseth:


WHEREAS,  ACS Construction  Services,  LLC, a Missouri limited liability company
("ACS"), was the general contractor on a project for the construction of a Comfort Inn Hotel & Suites on certain real property located at TR Hughes Blvd. and Veterans Memorial, O'Fallen, Missouri (the "Project"), owned by RAMA, LLC, a Missouri limited liability company ("RAMA"); and

WHEREAS, Statewide issued a Payment Bond and a Performance Bond, both in the penal amount of $2,681,111.00 (the "Bonds"), pursuant to which Statewide is the surety, ACS is the principal and RAMA is the obligee; and

WHEREAS, Statewide alleges that in order to induce Statewide to issue the Bonds, ACS, CGI, Barry Ash, president and manager of ACS and a Missouri resident, and Sheri Ash, a Missouri resident, each executed and delivered to Statewide a General Agreement of Indemnity (the "Indemnity Agreement"); and

WHEREAS, Statewide alleges that pursuant to the Indemnity Agreement, ACS, CGI, Barry Ash, individually, and Sheri Ash, individually, agreed to indemnify and hold harmless Statewide from and against every claim, demand, liability, loss, cost and expense that Statewide might sustain or incur in consequence of having executed the Bonds; and

WHEREAS, RAMA declared ACS in default under the Project and made a demand upon Statewide to fulfill its obligations under the Bonds; and

WHEREAS, Statewide alleges that it has discharged its obligations under the Bonds and has incurred losses, costs and expenses, including attorneys' fees, in an amount in excess of $2,000,000.00; and

WHEREAS, Statewide alleges that it is entitled to reimbursement for such losses, costs and expenses, including attorneys' fees, from ACS, CGI, Barry Ash and Sheri Ash pursuant to the Indemnity Agreement; and

WHEREAS, Statewide has filed suit against ACS, CGI, Barry Ash and Sheri Ash in the Twenty-First Judicial Circuit, St. Louis County, Missouri, Case No.-5, for all amounts expended by Statewide pursuant to the Bonds; and

WHEREAS, CGI denies liability to Statewide and alleges that CGI has defenses and counterclaims against Statewide arising out of the Project and/or the Indemnity Agreement; and

WHEREAS, without any admission of liability or fault, Statewide and CGI desire to compromise and settle all claims and causes of action of any kind whatsoever that they have or may have against the other side arising out of the Project and the Indemnity Agreement.

NOW THEREFORE, in consideration of the promises, agreements and representations contained herein, including the recitals set forth above, Statewide and CGI, after consultation with their respective counsel, agree as follows:

1. The above recitals are hereby incorporated and made a part of this Agreement.

2. CGI shall pay to the order of Statewide the principal sum of $1,200,000.00 (without interest, except as described herein), subject to reduction for prepayment as provided below, as follows:

(a) $100,000.00 upon execution of this Agreement by tendering for delivery to Statewide a certified or cashier's check, or a wire transfer, for immediately available funds, and

(b) $1,100,000.00 in eleven (11) payments in the amount of $100,000.00, due and payable quarterly on the first day of January, April, July and October in each year (commencing on January 1, 2004, and ending on July 1, 2006), and after maturity (whether by lapse of time, acceleration or otherwise), shall be due and payable upon demand.

3. CGI may from time to time prepay without penalty or premium, all or any portion of the outstanding amounts due and owing under this Agreement; provided, any prepayment shall not relieve CGI of its obligation to make any and all other payments when due; and further provided, that if CGI prepays all outstanding amounts due and owing under this Agreement on or prior to April 30, 2004, CGI shall only be obligated to pay Stateside an aggregate principal amount of $1,000,000.00 rather than $1,200,000.00; and further provided that CGI shall have no further obligations to make any further payment of any kind to Statewide under the Indemnity Agreement or for any other reason whatsoever.

4. It shall constitute an Event of Default (as defined below) if CGI fails to make any payment within ten (10) days of any payment due date without notice by Statewide to or demand by Statewide of CGI; provided, that CGI may cure any such default if all principal payments and all other amounts then due and owing are received by Statewide within thirty (30) days following written notice of the delinquency from Statewide.

5. Upon an uncured Event of Default in payment, an amount equal to $50,000.00 shall become part of CGI's obligations then due and owing under this Agreement, which amount is in addition to CGI's unpaid portion of its initial payment obligation in the amount of $1,200,000.00, and the payment of which is a condition precedent to the reinstatement of CGI's rights under this Agreement.

6. In the event CGI receives proceeds, by or through any means, of working capital or otherwise, then CGI shall apply twenty-five percent (25%) of any such proceeds to payment of the amounts due and owing to Statewide under the terms of this Agreement which proceeds shall be paid to Statewide within ten (10) days of CGI's receipt of such working capital; provided, that any such payment shall not relieve CGI of its obligation to make any and all other payments when due; and provided further, that such prepayments shall reduce the amounts due and owing under this Agreement on a dollar for dollar basis starting with the last scheduled payment. CGI shall promptly notify Statewide of any efforts to raise such capital and CGI shall keep Statewide informed of the status of any such efforts. The failure of CGI to comply with the terms of this paragraph 6 shall constitute an Event of Default. For purposes of this paragraph 6, "working capital" shall mean: (i) proceeds from the sale of securities by CGI; (ii) borrowings by CGI; (iii) accounts receivable collected by CGI; and (iv) payments received by CGI from its subsidiaries; provided that "working capital" shall not include any funds received directly by CGI's subsidiaries.

7. CGI shall fully cooperate with Statewide with respect to Statewide's efforts to discharge its obligations under the Bonds, which cooperation shall include, but not be limited to, making available to Statewide all documents and other information relating to the Project in CGI's possession. All of the rights under the Indemnity Agreement that could assist Statewide, as determined in its sole discretion, in mitigating damages, losses and expenses will be recognized and implemented by CGI upon the commercially reasonable request of Statewide at the expense of Statewide. Upon execution of this Agreement and the payment of the required $100,000.00, Statewide will dismiss CGI, and no other, without prejudice from any pending litigation.

8. Subject to paragraph 12, upon payment of all amounts due and owing under this Agreement, Statewide will release CGI and its stockholders, officers, directors, affiliates, agents, and current and future subsidiaries, and no other, from any of its obligations to make any further payment of any kind to Statewide under the Indemnity Agreement or for any other reason whatsoever and dismiss with prejudice CGI, and no other, as a party defendant in any then pending litigation by Statewide against CGI, each party to pay its own costs and attorneys' fees.

9. CGI acknowledges and agrees that if there is any Event of Default as defined in paragraphs 4 and 6 that remains uncured or if voluntary bankruptcy proceedings are commenced with respect to CGI or if involuntary bankruptcy proceedings are commenced with respect to CGI and remain unstayed for thirty
(30) days (individually and collectively, an "Event of Default"), Statewide may immediately pursue all legal and equitable rights to collect the full amount due and owing under the Project and the Indemnity Agreement (less amounts that have already been paid under this Agreement) without limitation as to the amount due and owing under this Agreement. All of the rights of Statewide to seek indemnity under the Project and the Indemnity Agreement for all of its losses, including attorneys' fees, other reasonable costs and expenses, including interest at the rate of ten percent (10%) on all amounts due and owing to Statewide from the date such obligation was incurred (not including amounts that have already been paid under this Agreement), will be fully preserved if an Event of Default occurs as set forth in this Agreement.

10. To induce Statewide to accept this Agreement, CGI irrevocably agrees that all actions or proceedings in any way, manner, or respect, arising out of or from or related to this Agreement, the Project or the Indemnity Agreement shall be litigated only in courts having situs within Chicago, Illinois. CGI hereby consents and submits to the jurisdiction of any local, state, or federal court located within said city and state. CGI hereby irrevocably appoints and designates Clifford J. Shapiro, its attorney, or his successor, its registered agent, whose address is 30 South Wacker Drive, 29th Floor, Chicago, Illinois 60606, or any such other person having and maintaining a place of business in such state, whom CGI may from time to time hereafter designate (having given five (5) days' written notice thereof to Statewide) as CGI's true and lawful attorney and duly authorized agent for acceptance of service of legal process. CGI agrees that service of such process upon such person shall constitute personal service of such process upon CGI. CGI hereby waives any right it may have to transfer or change the venue of any litigation brought against CGI by Statewide in accordance with this Agreement. CGI hereby irrevocably waives the right to trial by jury with respect to any action in which CGI is a party.

11. CGI does hereby authorize irrevocably any attorney of any court of record to appear for CGI in such court, at any time upon an Event of Default or after maturity under the terms of this Agreement, and to confess judgment without process against CGI in favor of Statewide, for such amount as may appear to be unpaid thereon, together with interest as provided in this Agreement, costs of collection and attorneys' fees, and to waive and release all errors which may intervene in any such proceedings and consent to immediate execution upon said judgment, hereby ratifying and confirming all that said attorney may do by virtue hereof. CGI acknowledges and agrees that upon an Event of Default, all vouchers, corporate records, computer records or other documentation, in whatever form or medium, maintained in the ordinary course of business by CGI or Statewide with respect to the Project and the Indemnity Agreement shall be prima-facie evidence in any such court of the amounts due Statewide under the Project and the Indemnity Agreement. CGI hereby authorizes and instructs each such attorney to comply with any instruction received by it from Statewide in writing that (a) states that an Event of Default has occurred and (b) is otherwise in accordance with the terms of this Agreement, without any other or further instructions from CGI, and CGI agrees that the attorney shall be fully protected in so complying.

12. It is expressly agreed and acknowledged by CGI and Statewide that the execution of this Agreement by Statewide does not constitute a waiver of any of Statewide's rights under the Indemnity Agreement against ACS, Barry Ash or Sheri Ash.

13. This Agreement shall be construed and interpreted according to the laws of the State of Illinois without giving effect to the principles of conflicts of law thereof.

14. If any term, provision, covenant or restriction contained in this Agreement is held by a final and unappealable order of a court of competent jurisdiction to be invalid, void or unenforceable, then the remainder of the terms, provisions, covenants and restrictions contained in this Agreement shall remain in full force and effect, and shall in no way be affected, impaired or invalidated unless the effect would be to cause this Agreement to not achieve its essential purposes.

15. Except as otherwise expressly provided herein, this Agreement (including the documents and instruments referred to herein) (a) constitutes the entire agreement between the parties hereto and supersedes all other prior agreements and undertakings, both written and oral, between the parties, with respect to the settlement of the claims and causes of action arising out of the Project and the Indemnity Agreement; and (b) is not intended to confer upon any other person any rights or remedies hereunder except as specifically provided herein. This Agreement shall be binding upon and inure to the benefit of the parties named herein and their respective successors.

16. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. It is the express intent of the parties to be bound by the exchange of signatures on this Agreement via facsmile.

17. All notices, consents, requests, demands and other communications hereunder shall be in writing and shall be deemed duly given to any party or parties (a) upon delivery to the address of the party or parties as specified below if delivered in person or by courier or if sent by certified or registered mail (return receipt requested), or (b) upon dispatch if transmitted by telecopy or other means of facsimile transmission and such transmission is confirmed successfully by the transmitting machine, provided that such transmission is received during normal business hours and that any transmission received outside of normal business hours shall be deemed to be received at the start of normal business hours commencing immediately after the dispatch of the transmission, in each case addressed as follows:

       if to CGI:                            CGI HOLDING CORPORATION
                                             c/o  Gerard M. Jacobs, President
                                             300 North Mannheim Road
                                             Hillside, Illinois  60162
                                             Facsimile No:  (708) 547-0426

       with copy to:                         Clifford J. Shapiro
                                             Sachnoff & Weaver Ltd.
                                             30 S. Wacker Drive
                                             29th Floor
                                             Chicago, Illinois  60606
                                             Facsimile No.:  (312) 207-6400

       if to STATEWIDE:                      STATEWIDE INSURANCE COMPANY
                                             c/o  Ralph Swank, President
                                             325 North Genesee Street
                                             Waukegan, Illinois  60085
                                             Facsimile No:  847-782-2821


       with copy to:                         Lawrence R. Moelmann
                                             Hinshaw & Culbertson
                                             222 North LaSalle Street
                                             Suite 300
                                             Chicago, Illinois  60601
                                             Facsimile No:  312-704-3001



                                  * * * * * * *




IN WITNESS WHEREOF, the respective parties have executed this Settlement Agreement as of the date first above written.



CGI HOLDING CORPORATION



By:
Gerard M. Jacobs, President

ATTEST:


By:
         Its Secretary



STATEWIDE INSURANCE COMPANY



By:
Ralph Swank, President

ATTEST:


By:
         Its Secretary


Item 5. Other Events

B. Indemnification Agreement

During October 2003, the Company was threatened with a lawsuit by the St. Louis Construction Laborers Benefit Funds (the "Funds"). The Funds are attempting to collect employee fringe benefit contributions in regard to employees of Safe Environment Corporation of Missouri. The Company denies any obligation in regard to such employee fringe benefit contributions. The Funds have filed a lawsuit entitled Greater St. Louis Construction Laborers Welfare Fund, et al., Plaintiffs, v. Barry Ash, et al, Defendants, Case No. 4:02CV01180 ERW in the United States District Court for the Eastern District of Missouri. One of the defendants in this lawsuit is John Giura, the Company's Vice Chairman and former President and Chief Executive Officer. The lawsuit was served upon Mr. Giura in October, 2003. The Company cannot predict whether the Company will be added to this lawsuit as an additional defendant. If the Company is added to this lawsuit as an additional defendant, the Company intends to vigorously defend the lawsuit. In light of this threatened litigation, the Company and Mr. Giura have entered into an Indemnification Agreement dated October 22, 2003, pursuant to which Mr. Giura has agreed to indemnify and hold harmless the Company in regard to any losses arising in connection with this lawsuit

                            INDEMNIFICATION AGREEMENT


THIS INDEMNIFICATION AGREEMENT ("Agreement"), made and entered into as of the 22nd day of October, 2003, by and among JOHN GIURA ("Giura") and CGI HOLDING CORPORATION, a Nevada corporation (the "CGI").

IN CONSIDERATION of the mutual covenants and provisions herein set forth, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows, intending to be legally bound hereby:

1. Reference is hereby made to Greater St. Louis Construction Laborers Welfare Fund, et al. v. Barry Ash, et al., United States District Court, Eastern District of Missouri, Case Number 4:02CV01180 ERW (the "Lawsuit"). One of the defendants in the Lawsuit is "John Giura, an individual d/b/a, Safe Environmental Corp. of Missouri, CGI Holding Corp., Nexus Management Solutions, L.L.C.".

2. As an inducement to CGI to continue to provide Giura with health insurance coverage while he is an employee of CGI and to renominate Giura to CGI's Board of Directors at CGI's next Annual Stockholders' Meeting, and with an express understanding and acknowledgement by Giura that CGI will be relying upon the following representations, warranties, covenants and agreements of Giura in regard to continuing to provide Giura with health insurance coverage while he is an employee of CGI, in regard to renominating Giura to CGI's Board of Directors at CGI's next Annual Stockholders' Meeting, and in regard to CGI's future filings with the U.S. Securities and Exchange Commission and negotiations with potential acquisition candidates and financing sources:

(a) Giura hereby represents, warrants and covenants to CGI that CGI and its affiliates, stockholders, directors, officers and employees will not incur or be subject to any claims, losses, damages, costs, expenses, payments, obligations or liabilities whatsoever:

(i) in regard to the Lawsuit and any financial compliance examination or other proceedings associated therewith, including but not limited to any damages, liquidated damages, penalties, judgments or awards of any nature whatsoever or any accounting fees, legal fees or other costs or expenses of any nature whatsoever; or

(ii) in regard to any other lawsuit, investigation or proceeding involving any alleged failures to make any payments in regard to employee benefit plan(s) or any alleged failures to make any payments required by collective bargaining agreements and plans, which lawsuit, investigation or proceeding is now pending or is brought at any time in the future against any of Barry Ash, Jerry Winter, ACS Construction, Safe Environment Corp. of Missouri, Safe Environmental Corp. of Missouri, Safe Environment Corp. of Indiana, Safe Environment Corp., Safe Environment Corp. of Illinois, NMS Environmental, Nexus, Nexus-Advantage Contracting, or any of their respective affiliated persons or entities;

(b) Giura hereby agrees to indemnify and hold harmless CGI and its affiliates, stockholders, directors, officers and employees (collectively, the "Indemnitees") from and against any and all claims, losses, damages, costs, expenses, payments, obligations or liabilities whatsoever that are incurred, suffered, sustained or required to be paid, directly or indirectly, by, or sought to be imposed upon, any of the Indemnitees:

(i) in regard to the Lawsuit and any financial compliance examination or other proceedings associated therewith, including but not limited to any damages, liquidated damages, penalties, judgments or awards of any nature whatsoever or any accounting fees, legal fees or other costs or expenses of any nature whatsoever; or

(ii) in regard to any other lawsuit, investigation or proceeding involving any alleged failures to make any payments in regard to employee benefit plan(s) or any alleged failures to make any payments required by collective bargaining agreements and plans, which lawsuit, investigation or proceeding is now pending or is brought at any time in the future against any of Barry Ash, Jerry Winter, ACS Construction, Safe Environment Corp. of Missouri, Safe Environmental Corp. of Missouri, Safe Environment Corp. of Indiana, Safe Environment Corp., Safe Environment Corp. of Illinois, NMS Environmental, Nexus, Nexus-Advantage Contracting, or any of their respective affiliated persons or entities;

(c) Giura hereby represents, warrants and covenants to CGI that CGI has never owned, directly or indirectly, all or any portion of IMS Environmental Services or Hershey Systems, L.L.C., and that none of CGI's stockholders, directors, officers, employees or other affiliates has ever managed or controlled IMS Environmental Services or Hershey Systems, L.L.C.; and

(d) Giura hereby agrees to indemnify and hold harmless the Indemnitees from and against any and all claims, losses, damages, costs, expenses, payments, obligations or liabilities whatsoever that are incurred, suffered, sustained or required to be paid, directly or indirectly, by, or sought to be imposed upon, any of the Indemnitees in regard to a breach of the representation, warranty and covenant set forth in Paragraph 2(c) above.

3. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by an arbitrator from Illinois appointed in accordance with the rules of the American Arbitration Association. All arbitration depositions, hearings or other proceedings of any nature shall be conducted in Cook County, Illinois. The arbitrator shall abide by the rules of the American Arbitration Association and its decisions shall be final and binding on all parties.

4. In the event that any arbitration or action is filed to enforce any of the terms, covenants or provisions of this Agreement, the prevailing party in such arbitration or action shall be entitled to payment from the other party of all costs and expenses, including reasonable attorney fees, court costs and ancillary expenses incurred by such prevailing party in connection with such arbitration or action.

5. Whenever any notice is required hereunder, it shall be given in writing addressed as follows:

         (a) To CGI:                CGI Holding Corporation
                                    Attention:  Gerard M. Jacobs, President
                                    300 N. Mannheim Road
                                    Hillside, Illinois  60162

         (b) To Giura:              Mr. John Giura
                                    c/o CGI Holding Corporation
                                    300 N. Mannheim Road
                                    Hillside, Illinois  60162

Notice shall be delivered by first class mail, certified, return receipt requested, by express delivery, or by hand delivery, and shall be deemed given when actually received. Either party may change the address for notice to it or him by notifying the other party of such change in accordance with this Paragraph 5.

6. This Agreement may not be canceled, changed, modified, amended or waived, and no cancellation, change, modification, amendment or waiver will be effective or binding, unless in writing and signed by both CGI and Giura. The failure of any party at any time to require performance by another party of any provision hereunder shall in no way affect the right of that party thereafter to enforce the same, nor shall it affect any other party's right to enforce the same or to enforce any of the other provisions in this Agreement; nor shall the waiver by any party of the breach of any provision hereof be taken or held to be a waiver of any subsequent breach of such provision or as a waiver of the provision itself.

7. This Agreement represents the entire agreement among the parties with respect to the subject matter hereof, and shall supersede any and all prior agreements or understandings among the parties hereto; there are no representations, warranties, guarantees, agreements or commitments among the parties hereto with respect to the subject matter hereof except as expressly set forth herein.

8. This Agreement shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois.

9. If any provision of this Agreement shall, for any reason, be held unenforceable by a court of competent jurisdiction, such provision shall be severed from this Agreement unless, as a result of such severance, the Agreement fails to reflect the basic intent of the parties. If the Agreement continues to reflect the basic intent of the parties, then the invalidity of such specific provision shall not affect the enforceability of any other provision herein, and the remaining provisions shall remain in full force and effect.

10. The parties may not under any circumstances delegate or assign any of their respective rights and obligations hereunder.

11. This Agreement shall inure to the benefit of, and shall be binding upon and enforceable by, the parties hereto and their respective personal or legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees.

12. This Agreement may be executed simultaneously in several counterparts, each of which will be an original, but all of which together will constitute one and the same original.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


                ___________________________________
                John Giura


                CGI HOLDING CORPORATION


                By_________________________________
                Gerard M. Jacobs
                Title: President and Chief Executive Officer


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

Reference is made to the Company's Form 8-K filed on September 2, 2003. These documents are incorporated by reference.

            NONE
                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31sth day of October, 2003.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary

906 CERTIFICATION

Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Form 10-QSB of CGI Holding Corporation (the "Company") for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. paragraph 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

1) the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification is made solely for purpose of 18 U.S.C. paragraph 1350 and not for any other purpose. A signed original of this written statement required by section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to Poulos & Bayer and will be retained by Poulos & Bayer and furnished to the Securities and Exchange Commission or its staff upon request

                           CGI Holding Corporation

                           October 31, 2003

                           By: /s/ Gerard M. Jacobs
                           ---------------------------------------------
                           Gerard M. Jacobs
                           President, Chief Executive Officer,
                           Treasurer, Secretary


302 CERTIFICATION

I, Gerard M. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CGI Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report ("Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changed in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2003

/s/ Gerard M. Jacobs
------------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary