Form 10KSB
period 2003-12-31
CGI HOLDING CORP
filed 2004-03-01
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[Mark One]
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended : December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State of other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

520 LAKE COOK ROAD, SUITE 690, DEERFIELD, ILLINOIS       60015
--------------------------------------------------     --------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code    (847) 282-5005
                                                   -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ] Yes [ ] No[x]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $7,095,101

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days: Based on the average bid and ask price of $1.27 per share for the issuer's common stock at February 26, 2004, the market value of the issuer's common stock held by non-affiliates would be $17,129,693. A list and description of affiliates can be found in Item 11.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,789,474 shares of its $0.001 par value common stock as of February 26, 2004.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

We are a Nevada corporation. Our principal executive offices are located at 520 Lake Cook Road, Suite 690, Deerfield, Illinois 60015. Our telephone number is 847-282-5005. The address of our website is www.cgiholding.com. Information on our website is not part of this Form 10-KSB.

CGI Holding Corporation (formerly known as North Star Petroleum, Inc.) was incorporated under the laws of the State of Nevada in October of 1987. From 1993 until July 1997, we had essentially no operations.

We again became operational on August 4, 1997, when we completed an agreement to acquire two private companies. Under this agreement, we issued 4,961,056 shares of our common stock to shareholders of the private companies resulting in 8,272,779 shares issued and outstanding.

On March 27, 2001, we acquired the common stock of WorldMall.com. Pursuant to this acquisition all the issued and outstanding shares of common stock of WorldMall.com, which consisted of 9,331,903 shares of WorldMall.com common stock, were converted into 6,186,515 shares of voting common stock of CGI Holding Corporation. The market value of our common stock on the date of this transaction was $0.30 per share.

The transaction was accounted for using the purchase method of accounting.

WorldMall.com was reincorporated in the state of North Carolina as Websourced, Inc. in June 2002.

We sold the stock of our wholly owned Safe Environment Corporation division effective August 31, 2002.

WEBSOURCED, INC.

Websourced, Inc., d/b/a KeywordRanking.com and ProRanking.com, was reincorporated in June 2002 in the State of North Carolina. It is primarily engaged in providing search engine enhancement services to web sites, under the names KeywordRanking.com and ProRanking.com. KeywordRanking.com and ProRanking.com assist their clients' websites in obtaining top twenty positioning on search engines worldwide. The websites benefit from top twenty positioning, which typically results in a significantly higher number of visits from potential customers.

WebSourced, Inc. also owns Cherish.com, an online dating service. Cherish.com was launched in the Fall of 2003, and hopes to grow to become a leader in its highly competitive industry.

Websourced, Inc. currently employs 78 people. Websourced, Inc. is headquartered in Morrisville, North Carolina.

ITEM 2. DESCRIPTION OF PROPERTIES

CGI Holding Corporation rents approximately 579 square feet of office space in Deerfield, Illinois, for $1,150 per month, under an oral arrangement expiring in August 2004. Our current space is adequate for our current daily operations.

Our wholly-owned subsidiary, WebSourced, Inc. has signed a lease for 30,970 square feet of office space in Morrisville, North Carolina, under a ten-year lease expiring in 2014. The target commencement date of the lease is March 19, 2004. The rent for the first 12 months is free. The rent for the second 12 months is $19,949.84 per month, plus a percentage of certain building operating expenses. The rent increases each 12 months thereafter through the end of the lease. This space is adequate for WebSourced, Inc.'s needs.

WebSourced, Inc. currently also remains obligated to pay rent on its current office space in Morrisville, North Carolina, until the lease of that office space expires on December 31, 2005. The rent on that space is $13,322.29 per month until December 31, 2004, and is expected to be approximately $14,000 per month for the remainder of the leased term, in each case plus a percentage of certain building operating expenses. WebSourced is attempting to either sublease this space or to buy-out the lease by making a one time, lump sum payment to the lessor.

ITEM 3. LEGAL PROCEEDINGS

We entered into a Settlement Agreement (the "Settlement Agreement") dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri. That lawsuit concerned an indemnity agreement signed by us in regard to performance and payment bonds issued by a surety, Statewide, covering a construction project in O'Fallon, Missouri, the general contractor of which was originally one of our former subsidiaries. Pursuant to the Settlement Agreement, we currently owe Statewide an aggregate of $971,967. Against that settlement amount, we are obligated to pay Statewide $100,000 per quarter at the beginning of each calendar quarter, plus 25% of our "working capital" as defined in the Settlement Agreement, until the settlement amount is paid in full. However, if we prepay on or prior to April 30, 2004, all outstanding amounts due and owing to Statewide, then our aggregate remaining payments to Statewide will be reduced by $200,000.

We and our WebSourced, Inc. subsidiary are plaintiffs in a lawsuit entitled CGI Holding Corporation and WebSourced, Inc., Plaintiffs, v. Global Payments Direct, Inc., Defendant, Case No. 03A10759-5, in the State Court of DeKalb County, Georgia. The lawsuit was filed in August, 2003. We cannot guarantee the outcome of this litigation.

During October 2003, we were threatened with a lawsuit by the St. Louis Construction Laborers Benefit Funds (the "Funds"). The Funds are attempting to collect employee fringe benefit contributions in regard to employees of Safe Environment Corporation of Missouri. We have denied having any obligation in regard to such employee fringe benefit contributions. The Funds have filed a lawsuit entitled Greater St. Louis Construction Laborers Welfare Fund, et al., Plaintiffs, v. Barry Ash, et al., Defendants, Case No. 4:02CV01180 ERW in the United States District Court for the Eastern District of Missouri. One of the defendants in the lawsuit is John Giura, our Vice Chairman and Vice President and our former President and Chief Executive Officer. The lawsuit was served upon John Giura in October, 2003. We cannot predict whether we will be added to this lawsuit as an additional defendant. If we are added to this lawsuit as an additional defendant, we intend to vigorously defend the lawsuit. In light of this threatened litigation, we and John Giura have entered into an Indemnification Agreement dated October 22, 2003, pursuant to which John Giura has agreed to indemnify and hold harmless us in regard to any losses arising in connection with this lawsuit.

We and our Websourced, Inc. subsidiary are either a plaintiff or a defendant in certain other lawsuits, none of which is considered by our management to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. As of February 11, 2004, there were 20,789,474 shares of common stock outstanding that were held of record by 206 stockholders. As of February 11, 2004, there were 6,645,377 shares of our common stock subject to outstanding options and warrants, 5,954,413 of which are currently exercisable. The exercise prices of such options and warrants range from a low of $0.10 per share to a high of $2.00 per share. The holders of our common stock are entitled to one vote per share on all matters to be voted on by our stockholders. The holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available therefor. In the event of the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. Our common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to our common stock. All outstanding shares of our common stock are fully paid and nonassessable. We have no preferred stock issued or outstanding.

Our Board of Directors adopted resolutions and a majority of our stockholders approved such resolutions providing for a recapitalization pursuant to which the issued and outstanding shares of our common stock are to be reverse split, or consolidated, on a 1-for-5 basis, so that post-split each stockholder will own one share of common stock for each 5 shares of common stock held by such stockholder. The reverse split will be effected on a date not later than June 30, 2004. No fractional shares will be issued in connection with such recapitalization and fractional shares will be rounded down to the nearest whole number, not to be reduced below one share. Under the recapitalization, the 20,789,474 issued and outstanding shares of our common stock will be reverse split resulting in 4,157,895 shares of common stock being issued and outstanding after the recapitalization. In order to effectuate the reverse split, each stockholder will be entitled to submit his or her old stock certificate (any certificate issued prior to the effective date of the reverse split), to our transfer agent, Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah 84111, and be issued in exchange therefor, one new certificate representing one share for each five shares reflected in the old certificates, rounded down to the nearest share.

Our common stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CGIH.OB" (the common stock formerly traded under the symbol "CGIH"). The transfer agent and registrar for our common stock is Colonial Stock Transfer Co. Inc., Salt Lake City, Utah. Set forth below are the high and low bid prices for the common stock for each quarter during the last two years.


            Period Ended                         High Bid        Low Bid
Quarter Ended December 31, 2003                   0.59           0.20
Quarter Ended September 30, 2003                  0.39           0.15
Quarter Ended June 30, 2003                       0.25           0.10
Quarter Ended March 31, 2003                      0.31           0.07

Quarter Ended December 31, 2002                   0.16           0.03
Quarter Ended September 30, 2002                  0.17           0.12
Quarter Ended June 30, 2002                       0.25           0.05
Quarter Ended March 31, 2002                      0.40           0.15

At February 11, 2004, the bid and asked price for our common stock were $1.05 and $1.09, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Since our inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth securities sold by us in the recent past, including any during the period covered by this registration statement. These securities were shares of our common stock, they were sold for cash unless otherwise noted, they were sold in private transactions to persons believed to be of a class of "accredited investors" not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent, and we relied upon, among other possible exemptions, Section 4(2) of the Securities Act of 1933, as amended. Its reliance on said exemption was based upon the fact that no public solicitation was used by us in the offer or sale, and that the securities were legend shares, along with a notation at the respective transfer agent, restricting the shares from sale or transfer as in customary with reference to Rule 144 of the U.S. Securities and Exchange Commission ("SEC"). We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On December 1, 2001, we sold 200,000 shares of our common stock at a price of $0.15 per share.

On December 17, 2001, we sold 333,333 shares of our common stock at a price of $0.15 per share.

On December 31, 2001, we sold 50,000 shares of our common stock at a price of $0.15 per share.

On January 2, 2002, we sold 100,000 shares of our common stock at a price of $0.15 per share.

On September 11, 2002, we sold 744,000 shares of our common stock at a price of $0.16 per share.

On January 31, 2003, we sold 76,901 shares of our common stock at a price of $0.01 per share (upon the exercise of outstanding warrants).

On April 11, 2003, we sold 1,000,000 shares of our common stock at a price of $0.10 per share (upon the exercise of outstanding warrants).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Our total assets from continuing operations at December 31, 2003 were $6,557,295, an increase over the same period last year of $4,126,457. This increase was attributable to the increase of accounts receivable resulting from the substantial growth our sales volume in 2003 over 2002.

Our liabilities from continuing operations at December 31, 2003, were $5,221,189, representing an increase from the prior year in the amount of $3,386,122. Debt from continuing operations increased from $925,916 at December 31, 2002 to $2,012,143 at December 31, 2003, or $1,086,227. Our deferred revenue increased from $705,394 on December 31, 2002 to $2,688,550 on December 31, 2003, an increase of $1,983,156.

Our working capital from continuing operations at December 31, 2003 was $360,169, compared to December 31, 2002 of ($568,510). Our cash flows from operations for 2003 were $217,983 compared to a negative cash flow in 2002 of ($468,232). Our cash flows from financing provided $61,487 and $720,782 for the years ended December 31, 2003 and 2002, respectively. Our cash position on December 31, 2003 was $303,144.

Results of Operations

Our sales for the year 2003 were $7,095,101, compared to sales in 2002 of $4,053,222, an increase of $3,041,879 or 75%. This increase is entirely attributable to our WebSourced, Inc. subsidiary. Our cost of sales in 2003 was $2,806,531 compared to the prior year of $1,841,083, which resulted in an increase of gross profit in 2003 of $2,076,431 over the year 2002. The gross profit percentage increased from 55.6% in 2002 to 60.4% in 2003. This was a direct result of the restructuring of the sales forces commission rates. Selling, general and administrative expenses were $3,405,109 in 2003 as compared to $2,165,381 in 2002, a increase of $1,239,728; this increase is attributable to additional support personnel. Additionally, the increase reflects compensation paid to the chief executive officer who was not compensated in 2002.

The Company's revenue in the fourth quarter of 2003 was $2,690,473, compared to revenue in the third quarter of 2003 of $2,084,230, an increase of 29%. The Company's earnings from continuing operations before taxes in the fourth quarter of 2003 was $531,808 or $0.0249 per share, compared to earnings from continuing operations before taxes in the third quarter of 2003 of $255,428 or $0.0114 per share, an increase of 118%. The Company's earnings from continuing operations after taxes in the fourth quarter of 2003 was $785,276 or $0.0358 per share.

Our interest expense decreased in 2003 from 2002 by $19,076.

Our net gain for the year from continuing operations was $1,062,402, $.05 per share in 2003 compared to ($2,068,406) or ($0.013) per share in 2002.

We face liquidity problems in regard to several matters. Pursuant to a Settlement Agreement, we currently owe Statewide an aggregate of $971,967. Against that settlement amount, we are obligated to pay Statewide $100,000 per quarter at the beginning of each calendar quarter, plus 25% of our "working capital" as defined in the Settlement Agreement, until the settlement amount is paid in full. We also currently owe CIB Bank $103,805. The cost of relocating our Websourced, Inc. subsidiary to larger offices also will involve significant expenses. We may decide to raise additional capital during the next six months to assist in meeting these payment obligations.

We also face balance sheet issues in regard to several matters. As of December 31, 2003, our assets included approximately $268,870 of notes receivable from GMP, LLC, the entity which purchased our Safe Environment Corporation of Indiana subsidiary and our interest in Acadian Builders, LLC effective August 31, 2002. GMP, LLC is an affiliate of John Giura, our Vice Chairman. GMP, LLC is currently in default on those notes. Our management cannot guarantee that GMP, LLC will complete the payment of all or any significant portion of its remaining obligations. In addition, as of December 31, 2003, our assets included a $100,000 note receivable from The Voice and Data Group, Inc. The Voice and Data Group, Inc. is currently in default on this note. Our management cannot guarantee that The Voice and Data Group, Inc. will complete the payment of all of any significant portion of its $100,000 obligation under this note. We may decide to raise additional capital during the next six months to strengthen our balance sheet.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements. These forward-looking statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in this document generally. Such forward-looking statements may include statements regarding, among other things, our intentions, our plans, our beliefs, our expectations or predictions of future events, our growth and acquisition strategies, our future financing plans, and our anticipated needs for and plans for raise capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on many assumptions and are subject to many known and unknown risks, uncertainties, and other factors that may cause our actual activities, results, performance, or achievements to be materially different from the future activities, results, performance, or achievements expressed or implied by any forward-looking statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this document generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Prospectus will in fact occur or prove to be correct, accurate or complete. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. The forward-looking statements contained herein represent our judgment as of the date of this document, and we expressly disclaim any intent, obligation or undertaking to update or revise such forward-looking statements to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statements are based.

Risk Factors

You should carefully consider the risks described below before purchasing our common stock. Some of our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

We owe $971,967 under a litigation settlement. We entered into a Settlement Agreement dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri. That lawsuit concerned an indemnity agreement signed by us in regard to performance and payment bonds issued by a surety, Statewide, covering a construction project in O'Fallon, Missouri, the general contractor of which was originally one of our former subsidiaries. Pursuant to the Settlement Agreement, we currently owe Statewide an aggregate of $971,967. Against that settlement amount, we are obligated to pay Statewide $100,000 per quarter at the beginning of each calendar quarter, plus 25% of our "working capital" as defined in the Settlement Agreement, until the settlement amount is paid in full. Our payment obligations under the Settlement Agreement have created liquidity problems for us.

We may be subject to additional litigation in regard to the activities of our former subsidiaries. Our former subsidiaries were involved in a wide variety of activities, including general contracting, asbestos abatement, and demolition activities. These activities may result in litigation of some nature against us. As discussed above, we have already been sued and have settled a lawsuit by agreeing to pay a large amount to Statewide; that lawsuit concerned an indemnity agreement signed by us in regard to performance and payment bonds issued by a surety, Statewide, covering a construction project in O'Fallon, Missouri, the general contractor of which was originally one of our former subsidiaries. We have also signed an indemnity agreement in regard to performance and payment bonds issued by a surety covering a construction project in St. Ann, Missouri, the general contractor of which is one of our former subsidiaries. Although our management does not currently anticipate litigation in regard to the St. Ann construction project, we cannot guarantee that litigation of some type will not occur. In addition, during October 2003, we were threatened with a lawsuit by the St. Louis Construction Laborers Benefit Funds (the "Funds"). The Funds are attempting to collect employee fringe benefit contributions in regard to employees of Safe Environment Corporation of Missouri. We have denied having any obligation in regard to such employee fringe benefit contributions. The Funds have filed a lawsuit entitled Greater St. Louis Construction Laborers Welfare Fund, et al., Plaintiffs, v. Barry Ash, et al., Defendants, Case No. 4:02CV01180 ERW in the United States District Court for the Eastern District of Missouri. One of the defendants in the lawsuit is John Giura, our Vice Chairman and Vice President and our former President and Chief Executive Officer. The lawsuit was served upon John Giura in October, 2003. We cannot predict whether we will be added to this lawsuit as an additional defendant. If we are added to this lawsuit as an additional defendant, we intend to vigorously defend the lawsuit. In light of this threatened litigation, we and John Giura have entered into an Indemnification Agreement dated October 22, 2003, pursuant to which John Giura has agreed to indemnify and hold harmless us in regard to any losses arising in connection with this lawsuit. Other litigation relating to our former subsidiaries is possible.

We have lost money historically. We had net losses for the years ended December 31, 2002 and 2001. Our future operations may not be profitable. If we are not profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations. Our balance sheet is weak. We lack the capital to compete aggressively. Our growth is capital constrained.

We may not generate sufficient cash flow from operations to meet our current and future obligations. Our leverage is significant, and significant interest and principal payments will become due and payable during the next 12 months. In addition, we owe Statewide $971,967. Our corporate overhead is also significant. We may not be able to generate sufficient free cash flow from our operations to meet all of our current and future payments obligations. We cannot provide any assurance that our cash flow from operations will continue at current levels. Any debt incurred to finance acquisitions will increase our future payment obligations. If our cash flow from operations is insufficient to meet our current and future obligations, we may be required to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of our indebtedness, to sell the stock of our Websourced, Inc. subsidiary or other assets, or to reduce or delay planned capital expenditures, growth or business strategies. We can provide no assurance that any such measures would be sufficient to enable us to service our debt and to pay our other obligations, nor that any of these measures could be effected on satisfactory terms, if at all.

We are unlikely to collect all of the money owed to us by GMP, LLC. On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana ("SECO") and our interest in Acadian Builders, LLC to GMP, LLC ("GMP"), a limited liability company of which John Giura, our Vice Chairman and Vice President, is a member. In consideration for this sale: (1) GMP was obligated to pay us an aggregate of $175,000 by November 30, 2002, plus certain additional amounts (collectively, the "GMP Contract Payments"); and (2) GMP signed and delivered to us a promissory note for $470,000, which note was payable in the amount of $35,000 per quarter beginning on December 31, 2002 (the "GMP Note"). As security for the obligations of GMP to pay us the GMP Contract Payments and the GMP Note, GMP pledged to us all of the common stock of SECO. Although GMP made partial payments to us on the GMP Contract Payments, GMP defaulted on the remaining GMP Contract Payments owed to us and on the entire GMP Note owed to us. On April 1, 2003 we entered into an agreement (the "GMP Note Restructuring Agreement") with GMP, SECO and John Giura. Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of $300,000 will be paid to us out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to us in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreement"); (3) GMP agreed that the remaining GMP Contract Payments would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003; and (4) we agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP were to timely make the remaining GMP Contract Payments, and if GMP and John Giura were not in default of any of certain other obligations to us, then the principal amount of the GMP Note to us would be reduced from $470,000 down to $337,495.09, of which $37,495.09 would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, we received a fully signed $300,000 From St. Ann Escrow Agreement; (2) On May 5, 2003, we received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of December 31, 2003, the remaining unpaid GMP Contract Payments equal $68,870.15; and (4) GMP has failed to make any payments on the GMP Note. We have become aware that GMP and SECO are having severe financial difficulties, including but not limited to restricted access to credit, liquidity problems in regard to non-collection of various receivables, delays in completion of certain projects, delays in the awarding of certain projects, and generally weak conditions within their industry. It is the opinion of our management that GMP does not have the resources to pay all of the remaining unpaid GMP Contract Payments and the GMP Note. Moreover, an insolvency or bankruptcy of either GMP and/or SECO, or a delay or failure by SECO in the completion of the SECO construction project in St. Ann, Missouri, might significantly adversely affect our ability to collect the $300,000 payable to us under the $300,000 From St. Ann Escrow Agreements, the $200,000 payable to us under the $200,000 From St. Charles Housing Development Agreements, the remaining unpaid GMP Contract Payments, or payments due from GMP to us under the GMP Note and, in addition, such an insolvency or bankruptcy could subject us to liability under an indemnity agreement which we signed in regard to the surety bonds issued in regard to the SECO construction project in St. Ann, Missouri. We are currently negotiating with GMP regarding its payment obligations to us.

We may not be able to collect all of the money owed to us by The Voice and Data Group, Inc. We terminated our merger agreement with The Voice and Data Group, Inc., among other things, because certain conditions to the consummation of the merger could not be met. There is no guarantee that The Voice and Data Group, Inc. will be able to repay the $100,000 unsecured loan made by us to The Voice and Data Group, Inc. in connection with the merger agreement.

We may need to raise additional capital, which capital may not be available on acceptable terms or at all. We may need to raise additional funds, for operating capital and/or for acquisitions. We may not be able to obtain the needed additional financing on favorable terms if at all. If we cannot raise capital on acceptable terms, we may not be able to: meet all of our current and future payment obligations; expand our existing Websourced, Inc. business; expand Cherish.com; pursue acquisition opportunities; enhance our infrastructure and leveragable assets; open new offices; hire, train and retain employees; or respond to competitive pressures or unanticipated requirements. Our failure to do any of these things could seriously harm our company and our stock. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

The market price of our common stock is highly volatile. The market price of our common stock has been and is expected to continue to be highly volatile. Many factors beyond our control -- including announcements of changes in search engine algorithms; technological innovations by other companies; government regulations; marketing, pricing or other actions by competitors; emergence of new competitors; new products or procedures; concerns about our financial position or operating results; litigation; disputes relating to agreements, patents or proprietary rights; loss of key employees; and many other factors -- may have a significant negative impact on the market price of our stock. In addition, the potential dilutive effects of future sales of shares of common stock by stockholders and by us, and the exercise of outstanding warrants and options and subsequent sales of our common stock, could have a material adverse effect on the price of our common stock.

The 1-for-5 reverse split of our stock to be effected on or prior to June 30, 2004 may have adverse effects on our stock price and our stockholders. Our Board of Directors has adopted resolutions and a majority of our stockholders has approved such resolutions providing for a recapitalization pursuant to which the issued and outstanding shares of our common stock are to be reverse split, or consolidated, on a 1-for-5 basis, so that stockholders will own one share of common stock for each 5 shares of common stock held by the stockholder, such reverse split to be effected on a date not later than June 30, 2004. It is possible that this reverse split may have an adverse effect on our stock price, in that after the reverse split one share of our stock possibly may trade for less than 5 shares of our stock prior to the reverse split. It is also possible that this reverse split may have an adverse on our stockholders. For example, after the reverse split stockholders holding less than 100 shares of our common stock may have larger commissions charged to sell such shares, possibly even commissions that are larger than the value of the shares being sold.

We may not be able to identify, negotiate, finance or close acquisitions. We intend to pursue one or more acquisitions of companies engaged in businesses that may or may not be similar to our Websourced, Inc. subsidiary. We may not be able to identify or negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully identified and negotiated, the terms thereof may require us to incur additional indebtedness or issue equity. We may not be able to obtain such financing on acceptable terms or at all.

The terms and conditions of acquiring businesses could adversely affect the price of our common stock. In order to consummate acquisitions, we may be required to take action that could adversely affect the price of our stock, such as issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of existing shareholders or having other adverse effects upon existing shareholders; undertaking a reverse stock split; changing the name, Board of Directors, or officers of our company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect our company and our common stock.

We may be unable to successfully integrate acquired businesses. We may acquire other businesses in the future, which may significantly complicate the management of our company. We may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential. Such integration efforts may not succeed, or may distract our management from servicing our existing clients. Any failure to manage acquisitions successfully could seriously harm our operating results. Also, the acquisition costs could cause our quarterly operating results to vary significantly.

We may experience difficulty in handling growth. We expect to grow both by hiring new employees and by servicing new business and geographic markets. Our growth will place a significant strain on our management and on our operating and financial systems. Our personnel may be inadequate to support our future operations. In order to accommodate the increased size of our operations, we will need to hire, train and retain appropriate personnel to manage our operations.

We depend on the availability of skilled labor, which is difficult to attract and retain. The success of our growth strategy will depend to a significant extent upon our ability to attract, train and retain skilled operational, technical, financial, management, sales and marketing personnel. Competition for skilled personnel is intense. We may not be successful in attracting and retaining the personnel necessary to conduct our business successfully. If we are unable to attract, hire, assimilate, and retain such personnel, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we are to expand our employee base, the resources required to attract and retain such employees may adversely affect our operating margins.

Our growth heavily depends on our key personnel, the loss of whom would materially adversely affect our business. We believe that our success will depend on the continued employment of certain key personnel, including Gerard M. Jacobs, our President and Chief Executive Officer, and S. Patrick Martin, the President and Chief Executive Officer of our Websourced, Inc. subsidiary. If one or more of our key management personnel were unable or unwilling to continue their present positions, such persons would be very difficult to replace and our business could be seriously harmed. In addition, we expect that until we are in a financial position to provide our key personnel with adequate cash compensation, we will find it necessary to offer such key personnel and the independent members of our Board of Directors compensation in the form of our common stock and stock options and warrants. During 2003 this compensation has included 3,200,000 shares of our common stock and warrants to purchase an additional 3,200,000 shares of our common stock at purchase prices (exercise prices) between $0.13 and $0.16 per share. The issuance of these shares of our common stock and warrants has diluted existing stockholders and could adversely affect the price of our common stock. In addition, if any of Websourced, Inc.'s key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of ours.

Weak general economic and business conditions may adversely affect our revenues and operating margins. Weak general economic and business conditions, international tension and wars, terrorism and epidemics, globally, nationally, regionally or locally, may have a significant adverse effect on our revenues and operating margins.

We face competition from many small and various large companies worldwide, some of whom are more established and better capitalized than we are. Competition in technology service markets is intense. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results would be seriously harmed. Because relatively low barriers to entry characterize our current and many prospective markets, we expect other companies to enter our markets. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer. Also, if our market sectors appear attractive, then numerous existing companies that have greater financial and human resources may be expected to enter those markets. The superior financial and marketing resources of those potential competitors may provide a substantial advantage to those competitors over us.

We lack long-term contracts with clients. Few if any of our clients retain us under contracts longer than 12 months. As a result, our revenues may be difficult to predict. Because we sometimes incur costs based on expectations of future revenues, our failure to predict future revenues accurately may seriously harm our financial condition and results of operations.

There is a lack of brand awareness of our services. Due to lack of marketing resources, we have not been able to develop any widespread awareness of our brand name. Any increase in our advertising and marketing expenditures could cause our operating margins to decline. In addition, our WebSourced, Inc. subsidiary has recently hired a public relations firm and we have in the past and may in the future retain an investor relations firm. The cost of such firms will harm our results of operations. Moreover, our brand may be closely associated with the business success or failure of some of our Internet clients, some of who are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our clients may damage our reputation. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

A failure by us to meet client expectations could result in losses and negative publicity. Any failure to meet our clients' expectations could result in: delayed or lost revenues due to adverse client reactions; requirements to provide additional services to clients at no charge; negative publicity regarding our services, which could adversely affect our ability to attract or retain clients; and claims for damages against us, regardless of our responsibility for such failure. We cannot be sure that our contracts will protect us from liability for damages in the event we are sued. Also, if we are sued, the legal fees involved in defending a lawsuit may exceed the amount of the claim in question.

Our success depends upon increased adoption of the Internet and the use of search engines as a means for commerce. Our success depends heavily on the continued use and acceptance of the Internet and of search engines as a means for commerce. The widespread acceptance and adoption of the Internet and search engines for conducting business is likely only in the event that the Internet and search engines provide businesses with greater efficiencies and improvements. If commerce on the Internet and on search engines does not continue to grow, or grows more slowly than expected, our business would be seriously harmed. Consumers and businesses may reject the Internet or search engines as a viable commercial medium or marketing tool for a number of reasons, including: taxes; potentially inadequate network infrastructure; difficulties or dissatisfaction with search engine algorithms; delays in the development of Internet and search engine enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet and search engine activity; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information over the Internet; changes in, or insufficient availability of, telecommunications services to support the Internet and search engines; problems associated with computer hackers and viruses; decreased use of search engines; increased popularity of alternative Internet marketing techniques and strategies; and failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

Increasing government regulations or taxation could adversely affect our business. We are affected not only by regulations applicable to businesses generally, but also by laws, regulations and taxes directly applicable to eBusiness. Although there are currently few such laws, regulations and taxes, state, federal and foreign governments may adopt a number of these laws, regulations and taxes. Any such legislation, regulation or tax could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services. This decrease in the demand for our services would seriously harm our business and operating results. Any new laws, regulation and taxes may govern, restrict, tax or affect any of the following issues: user privacy; the pricing and taxation of goods and services offered over the Internet; the content of websites; consumer protection; and the characteristics and quality of products and services offered over the Internet.

We may be unable to protect our intellectual property. We cannot guarantee that we can safeguard or deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If former employees or third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information or intellectual property, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management.

A significant portion of our stock is owned by insiders. Our current Directors and officers and those of our subsidiary Websourced, Inc., as a group, together with their affiliates, beneficially own a significant percentage of our outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over our policies and management. Voting control over a significant portion of these stockholders' shares has been transferred, pursuant to irrevocable proxies, to Gerard M. Jacobs, our President and Chief Executive Officer.

We have not paid dividends since our inception and do not expect to do so in the foreseeable future. As a result, our stockholders will not be able to receive any return on their investment without selling their shares. We presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be subject to the discretion of the Board of Directors and will depend on, among other things, our future earnings, operating and financial condition, capital requirements and general business conditions.

Nevada laws may discourage investor purchases of, or mergers or other transactions involving, our stock. Certain Nevada laws limit the circumstances under which a person or entity may acquire a controlling interest in the stock of a Nevada corporation or may cause a merger, consolidation or other "combination" to occur involving a Nevada corporation. These laws may discourage companies or persons interested in acquiring a significant interest in or control of our company, or delay or make such an acquisition or transaction more difficult or expensive to consummate, regardless of whether such an acquisition or transaction may be in the interest of a our stockholders.

SEGMENT ANALYSIS

Our operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. We have one operating segment at the end of 2003, search engine enhancement. We disposed of our Asbestos Abatement division in August of 2002 and it is included as discontinued operations. We evaluate the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of our management company CGI Holding Corporation.


                          NET SALES BY INDUSTRY SEGMENT
                                    2003                     2002
INDUSTRY SEGMENT            AMOUNT     PERCENT       AMOUNT        PERCENT
                          --------------------    ------------------------
WEBSOURCED, INC.           $7,095,101   100.00%    $4,053,222       100.00%
OTHER                               0     0.00%             0         0.00%
                          -----------  --------   -----------     ---------
TOTAL SALES                $7,095,101   100.00%    $4,053,222       100.00%
                          ===========  ========   ===========     =========

                      OPERATING PROFIT BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  2003                         2002
                          --------------------    ------------------------
WEBSOURCED, INC.               $1,379,217                  ($1,910,726)
OTHER                            (591,981)                    (642,353)
                          --------------------    ------------------------
TOTAL SALES                      $787,236                  ($2,553,079)
                          ====================    ========================

                        TOTAL ASSETS BY INDUSTRY SEGMENT
                                    2003                     2002
INDUSTRY SEGMENT            AMOUNT     PERCENT       AMOUNT        PERCENT
                          --------------------    ------------------------
WEBSOURCED, INC.           $4,344,510   61.23%      $943,589         23.28%
OTHER                       2,212,785   31.19%     1,487,249         36.69%
                          -----------  --------   -----------     ---------

TOTAL SALES                $6,557,295   92.42%    $2,430,838         59.97%
                          ===========  ========   ===========     =========

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our articles of incorporation and by-laws authorize a Board of Directors comprised of a number of not less than one. Each Director holds office until his successor is elected and qualifies. Our executive officers are elected by our Board of Directors.

Set forth below for each of our Directors and executive officers, based upon information supplied by him which has not been independently verified by our management, are his name, age, any presently held positions with us, his principal occupation now and for the past five years, other directorships in publicly traded companies, and his tenure of service with us as a Director, all as of February 11, 2004:

Name                               Age      Position
Gerard M. Jacobs(1)                48       Director, President,
                                            Chief Executive Officer, Treasurer
                                            and Secretary
T. Benjamin Jennings(1),(2),(3),(4)40       Chairman of the Board of Directors
John Giura(1)                      70       Vice Chairman of the Board
                                               of Directors, Vice President
James N. Held(2),(3),(4)           51       Director
S. Patrick Martin                  43       Director
Vincent J. Mesolella(2),(3),(4)    54       Director
Patrick W. Walsh(2),(3),(4)        39       Director

(1) Member of the Executive Committee of our Board of Directors. The Executive Committee is authorized to act on behalf of our Board of Directors between meetings of the Board of Directors. (2) Member of the Nominating Committee of our Board of Directors. The Nominating Committee recommends to the Board of Directors a slate of nominees for election as Directors at the next annual meeting of stockholders. (3) Member of the Audit Committee of our Board of Directors. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations of our independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, the performance of our independent auditors and our accounting practices. All members of the Audit Committee are "independent" as defined in the listing standards of the National Association of Securities Dealers, Inc. and all are financially literate. T. Benjamin Jennings has past employment experience in finance, whereby he qualifies as the Audit Committee financial expert. (4) Member of the Compensation Committee of our Board of Directors. The Compensation Committee recommends to the Board of Directors the salaries and benefits for our employees, consultants, Directors and other individuals compensated by our Company.

Gerard M. Jacobs has served as a member of our Board of Directors since December 2001. Since December 2001, Mr Jacobs has served as our President, Chief Executive Officer, Secretary and Treasurer. From March 1999 until December 2001, Mr. Jacobs was involved as an officer and Director of several privately held companies. From 1995 until March 1999, Mr. Jacobs served as the Chief Executive Officer of Metal Management, Inc., Chicago, Illinois. Mr. Jacobs is a graduate of Harvard University, where he was elected to Phi Beta Kappa, and of The University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar. Mr. Jacobs was elected twice to the Board of Education of District 200, Oak Park and River Forest High School, Oak Park, Illinois.

T. Benjamin Jennings has served as a member of our Board of Directors since December 2001, and as Chairman of our Board of Directors since April 2003. Since May 2003, Mr. Jennings has served as the Chairman of Ceira Technologies, Inc., located in Irvine, California. Mr. Jennings previously served as the Chief Executive Officer of Ceira Technologies, Inc., which he joined in 1999. From 1995 until 1999, Mr. Jennings served as the Chairman and Chief Development
Officer of Metal Management, Inc., Chicago, Illinois. Mr. Jennings was the Chairman of the Chicago Inner City Games from 1996 through 1999. Mr. Jennings serves on the Board of Directors of the Kohl's Children's Museum, Wilmette, Illinois. Mr. Jennings is a graduate of Rice University.

John Giura has served as Vice Chairman of our Board of Directors since April 2003, and previously served as Chairman of our Board of Directors from 1997 until April 2003. Since December 2001, Mr. Giura has served as our Vice President. From 1997 until 2001, Mr. Giura served as our President and Chief Executive Officer. Mr. Giura graduated from the University of Naples, Italy, and received an MA in economics from The University of Chicago.

James N. Held has served as a member of our Board of Directors since April 2003. Since November 2003, Mr. Held has been a private investor. From 2001 until November 2003, Mr. Held served as the Managing Director of Business Development for Ceira Technologies, Inc., Irvine, California. From 1998 until 2001, Mr. Held served as Senior Vice President of Marketing for Metal Management, Inc., Chicago, Illinois. Mr. Held is a graduate of Xavier University.

S. Patrick Martin has served as a member of our Board of Directors since April 2003. Since 1999, Mr. Martin has served as the President and Chief Executive Officer of WebSourced, Inc., formerly known as WorldMall.com. Prior to 1999, Mr. Martin worked as an independent telecommunications consultant. Mr. Martin attended the State University of New York at Oswego, New York.

Vincent J. Mesolella has served as a member of our Board of Directors since July 2003. Since 1978, Mr. Mesolella has served as the President of REI, Inc., North Providence, Rhode Island. Mr. Mesolella has served as the Chairman of the Narragansett Bay Commission, located in Providence, Rhode Island, since 1991. Mr. Mesolella was elected 10 times to the Rhode Island House of Representatives, serving as the Deputy Majority Whip for 8 years, retiring in 1999. Mr. Mesolella has served as a Director of The imPossible Dream since 2001, and served as the first Chairman of the Rhode Island Underground Storage Tank Financial Review Board starting in 1998. Mr. Mesolella attended Rhode Island Junior College and the University of Rhode Island Extension Division.

Patrick W. Walsh has served as a member of our Board of Directors since April 2003. Since 1999, Mr. Walsh has been an executive of Avatar Systems Ltd., Chicago, Illinois. From 1997 until 1999, Mr. Walsh served as Vice President of Marketing and Business Development for Metal Management, Inc., Chicago, Illinois. Mr. Walsh graduated from Miami University (Ohio).

Mr. Jacobs, a member of our Board of Directors and our President, Chief Executive Officer, Secretary and Treasurer, and Mr. Jennings, the Chairman of our Board of Directors, both served as Directors and officers of Metal Management, Inc., Chicago, Illinois, within the two year period prior to the time that Metal Management, Inc. filed a petition under the federal bankruptcy laws. Mr. Jacobs also served as a Director of Superior Forge, Inc., Huntington Beach, California, within the two year period prior to the time that Superior Forge, Inc. filed a petition under the federal bankruptcy laws.

Except as set forth above, to the knowledge of our management, during the past five years, no present or former Director or executive officer of our company:

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

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We are not subject to the requirements of Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officers of our Company whose annual salary and bonus exceeded $100,000 in 2003 for services rendered in all capacities to us during 2003. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of such perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of the named executive officers in 2003.

                                                     Long-Term   Compensation
                                                    -----------
                         Annual Compensation         Restricted   All Other
                                                      Stock
Name and
Principal Position  Year Salary($)  Bonus($)  Other    Awards    Compensation
                         -------------------- -----  -------------------------

Gerard M. Jacobs    2003    30,000      0        0      320,000              0
President and Chief 2002    0           0        0            0              0
Executive Officer   2001    0           0        0            0              0

John Giura          2003    0           0        0            0              0
Vice President      2002   113,000      0     7,200           0              0
                    2001    90,000      0     7,200           0              0

S. Patrick Martin   2003   182,897  20,625        0
CEO,WebSourced, Inc.2002   132,836  17,164        0           0              0
                    2001   103,899       0        0           0              0

Cash Compensation

Gerard M. Jacobs was paid by us for the year ended December 31, 2003. Gerard M. Jacobs received no compensation from us during the years 2002 or 2001. We are currently paying Gerard M. Jacobs a salary at the rate of $10,000 per month. Gerard M. Jacobs does not have an employment contract with us.

John Giura received no compensation from us during the year 2003. We paid $78,000 of Mr. Giura's salary in 2002 and $35,000 was paid by Safe Environment Corp. of Indiana, one of our subsidiaries at the time. We paid $45,000 of John Giura's salary in 2001 and $45,000 was paid by Safe Environment Corp. of Indiana, one of our subsidiaries at the time. John Giura does not have an employment contract with us and no set compensation arrangement has been set for John Giura for 2004.

Our subsidiary WebSourced, Inc. paid S. Patrick Martin a base of $182,897 and a bonus of $20,625 for 2003, a base salary of $132,836 and a bonus of $17,164 for 2002, and a base salary of $103,899 for 2001. Our subsidiary Websourced, Inc. is currently paying S. Patrick Martin a salary at the rate of $240,000 per year under an employment contract which expires on December 31, 2004.

Bonuses and Deferred Compensation

Our subsidiary WebSourced, Inc. paid S. Patrick Martin a bonus of $20,625 for 2003 and a bonus of $17,164 for 2002.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

We granted 3,200,000 restricted shares of our stock in 2003 to the Roberti Jacobs Family Trust, which acquired the rights to these shares from Gerard M. Jacobs in a litigation settlement. We valued these shares at $320,000 on the date of the grant.

Compensation of Directors

Prior to November 2003, we did not provide our Directors with cash compensation for their services as members of the Board of Directors. Beginning in November, 2003, our Directors will receive $750 for each meeting of our Board of Directors attended in person plus reimbursement for travel and lodging expenses associated therewith, and $250 for each meeting of our Board of Directors and for each meeting of any committee of the Board of Directors attended by telephone.

Our Directors are eligible for grants of warrants or options to purchase our common stock as determined from time to time by our Board of Directors in its discretion. During 2003, we granted warrants to purchase 510,000 shares of our stock at $0.13 per share to T. Benjamin Jennings, our Chairman, and warrants to purchase 200,000 shares of our stock at $0.13 per share to each of James N. Held, a Director, Vincent J. Mesolella, a Director, Patrick W. Walsh, a Director, and Carol Schmidt, the widow of Leonard Schmidt, a Director who died during 2003.

Employment Contracts and Termination of Employment, and Change-In-Control Arrangements

There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Executive Compensation section set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control, excepting only as described below in regard to S. Patrick Martin. Pursuant to an Employment Agreement dated as of January 1, 2004, between S. Patrick Martin and WebSourced, Inc.: (1) In the event that Websourced, Inc. terminates said Employment Agreement for any reason, Websourced, Inc. will pay
S. Patrick Martin all of the base and bonus compensation earned by him up to the date of termination; (2) In the event that Websourced, Inc. terminates said Employment Agreement without cause, Websourced, Inc. will pay S. Patrick Martin on the date of termination a severance amount equal to all amounts of his base compensation that would have become due and owing to him through December 31, 2008, as if his employment with Websourced, Inc. had not been terminated prior thereto.

Option Grants in Last Fiscal Year

The following table sets forth information regarding options and warrants granted to each of the named executive officers during the year ended December 31, 2003.

                                Individual Grants

                                  Percentage of
                       Number of  Total Warrants
                       Securities  Granted to
                       Underlying   Employees        Exercise or
                       Warrants     in Fiscal         Base Price    Expiration
Name                   Granted        Year(1)        ($/Share)(2)       Date

Gerard M. Jacobs 1,000,000             41.14%            $0.13        7/31/2013

John Giura         210,000              8.64%            $0.13        7/31/2013

S. Patrick Martin  510,000             20.98%            $0.13        7/31/2013

(1) Based on a total of 2,430,964 shares subject to warrants granted to employees of our Company and our subsidiary WebSourced, Inc., and includes all our stock option plans in the year ended December 31, 2003, including options granted to the named executive officers. (2) All warrants were granted at an exercise price at or in excess of the fair market value of our common stock at the date of grant.

Value of Securities Underlying Unexercised Options

The following table sets forth information regarding the number and value of securities underlying unexercised options held by each of the named executive officers at December 31, 2003.

                               Number of Securities
           Shares             Underlying Unexercised     Value of Unexercised
          Acquired                Warrants at          In-the-Money Warrants
             On     Value      December 31, 2003 (1)    at December 31, 2003 (2)
Name       Exercise Realized ExerciseableUnexercisable ExercisableUnexercisable

Gerard M.
  Jacobs     ---      ---      ---          ---          $ ---      $ ---

John Giura   ---      ---    210,000(3)     ---        $67,200      $ ---

S. Patrick
  Martin     ---      ---    743,147(4)     ---        $199,200     $ ---

(1) These amounts represent the total number of shares subject to warrants held by the named executive officers at December 31, 2003. (2) These amounts represent the difference between the exercise price of warrants and the closing bid price of our common stock on December 31, 2003. (3) These warrants were granted in 2003 at an exercise price of $0.13 per share. (4) Among these warrants, 33,417 were granted in 2000 at an exercise price of $2.00 per share which was reduced to $.45 per share in 2003, 200,000 in 2002 at an exercise price of $0.27 per share, and 510,000 in 2003 at an exercise price of $0.13 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth specified information with respect to the beneficial ownership of our outstanding common stock as of February 26, 2004, for:

- each person or group that we know beneficially owns more than 5% of our common stock;

- each of our Directors;

- each named executive officers; and

- all of our Directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The number and percentage of shares beneficially owned are based on 20,789,474 shares of common stock outstanding as of February 26, 2004. The number and percentage of shares beneficially owned also assumes that shares of common stock subject to options and other rights that are currently exercisable or exercisable within 60 days of February 26, 2004 are deemed to be outstanding and beneficially owned. The address for those individuals for which an address is not otherwise indicated is: c/o CGI Holding Corporation, 520 Lake Cook Road, Suite 690, Deerfield, Illinois 60015.



                                          Number of
                                          Shares of           Percent of
                                        Common Stock            Shares
                                        Beneficially           of Common
                                            Owned                Stock
Beneficial Owner                       As of February       Outstanding(1)
                                          11, 2004
                                       -------------       ----------------
T. Benjamin Jennings(2),(3)                647,500                3.04%
John Giura(2),(4),(5)                    1,599,394                7.69%
James N. Held(2),(6)                       285,000                1.37%
S. Patrick Martin(2),(5),(7)             2,893,891               13.92%
Vincent J. Mesolella(2),(8)                255,556                1.23%
Patrick W. Walsh(2),(9)                    200,000                    *
Roberti Jacobs Family Trust(10)          6,488,333               31.21%

All current Directors and executive
officers as a group (6 persons)         12,369,674               59.50%

*  Less than 1%.

(1) Includes shares of common stock subject to warrants currently exercisable or convertible within 60 days of February 26, 2004, which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)Officer and/or Director

(3) Includes 137,500 shares of common stock owned by Mr. Jennings and warrants to purchase 510,000 shares at $0.13 per share.

(4)Includes 1,389,394 shares of common stock owned by Mr. Giura, of which 135,300 shares are held jointly by Mr. Giura and Mr. James Spachman, and warrants to purchase 210,000 shares at $0.13 per share.

(5) John Giura and S. Patrick Martin have each executed irrevocable Proxies granting Gerard M. Jacobs the right to vote all of his shares in favor of Gerard
M. Jacobs' slate of nominees for our Board of Directors, so long as Gerard M. Jacobs is serving as our chief executive officer and so long as John Giura and
S. Patrick Martin are included in such slate of nominees.

(6) Includes 85,000 shares of common stock owned by Mr. Held and warrants to purchase 200,000 shares at $0.13 per share.

(7)Includes 1,825,744 shares of common stock owned by Mr. Martin and warrants to purchase 33,147 shares at $0.45 per share, warrants to purchase 200,000 shares at $0.27 per share, warrants to purchase 510,000 shares at $0.13 per share, and proxy to vote 325,000 shares of common stock owned by Negin Martin.

(8) Includes 55,556 shares of common stock owned by Mr. Mesolella and warrants to purchase 200,000 shares at $0.13 per share.

(9) Mr. Walsh owns no common stock, but owns warrants to purchase 200,000 shares at $0.13 per share.

(10)  Includes  3,808,333  shares of common  stock owned by the  Roberti  Jacobs
Family Trust, 3,200,000 of which shares were acquired from Gerard M. Jacobs pursuant to a litigation settlement, warrants to purchase 1,000,000 shares at $0.10 per share, warrants to purchase 680,000 shares at $0.10 per share, and warrants to purchase 1,000,000 shares at $0.13 per share also acquired from Gerard M. Jacobs pursuant to a litigation settlement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana ("SECO") and our interest in Acadian Builders, LLC to GMP, LLC ("GMP"), a limited liability company of which John Giura, our Vice Chairman and Vice President, is a member. In consideration for this sale: (1) GMP was obligated to pay us an aggregate of $175,000 by November 30, 2002, plus certain additional amounts (collectively, the "GMP Contract Payments"); and (2) GMP signed and delivered to us a promissory note for $470,000, which note was payable in the amount of $35,000 per quarter beginning on December 31, 2002 (the "GMP Note"). As security for the obligations of GMP to pay us the GMP Contract Payments and the GMP Note, GMP pledged to us all of the common stock of SECO. Although GMP made partial payments to us on the GMP Contract Payments, GMP defaulted on the remaining GMP Contract Payments owed to us and on the entire GMP Note owed to us. On April 1, 2003 we entered into an agreement (the "GMP Note Restructuring Agreement") with GMP, SECO and John Giura. Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of $300,000 will be paid to us out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to us in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreement"); (3) GMP agreed that the remaining GMP Contract Payments would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003; and (4) we agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP were to timely make the remaining GMP Contract Payments, and if GMP and John Giura were not in default of any of certain other obligations to us, then the principal amount of the GMP Note to us would be reduced from $470,000 down to $337,495.09, of which $37,495.09 would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, we received a fully signed $300,000 From St. Ann Escrow Agreement;
(2) On May 5, 2003, we received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of December 31, 2003, the remaining unpaid GMP Contract Payments equal $68,870.15; and (4) GMP has failed to make any payments on the GMP Note. It is the opinion of our management that GMP does not have the resources to pay all of the remaining unpaid GMP Contract Payments and the GMP Note. We are currently negotiating with GMP regarding its payment obligations to us.

John Giura and S. Patrick Martin have each executed irrevocable Proxies granting Gerard M. Jacobs the right to vote all of his shares in favor of Mr. Jacobs' nominees for our Board of Directors, so long as Gerard M. Jacobs is serving as our Chief Executive Officer and so long as John Giura and S. Patrick Martin are included among Mr. Jacobs' nominees.

During 2001 we entered into an arms length transaction with a related party to lease their employees. Employee leasing is utilized to bring a large number of employees under one workers compensation insurance policy to receive a better rate from the insurance carrier. For each pay period we were billed by Nexus Management Solutions (NMS), then an affiliate of John Giura, for the employees' wages, payroll tax liabilities, workers compensation premiums and a management fee. The total amount paid to NMS in 2001 was $2,098,431. This agreement was discontinued January 1, 2002.

During 2001, we leased our corporate headquarters from a partnership which is owned and controlled by John Giura, then Chairman and currently Vice Chairman of our company, and James Spachman, a major shareholder of ours. The lease was on a month-to-month term and the rental amount was $700.00 per month. We moved out of the building in February of 2002. The arrangement has been terminated and we have no liabilities remaining in connection with it.

Over the past 10 years, Gerard M. Jacobs, one of our Directors and our President and Chief Executive Officer, and T. Benjamin Jennings, our Chairman, have had a substantial number of business relationships. We expect these close business ties to continue indefinitely. Gerard M. Jacobs and T. Benjamin Jennings are both members of J&J Investments LLC, and otherwise frequently engage in common business enterprises and common investments.

We have, along with our subsidiary WebSourced, Inc., also borrowed funds from the Roberti Jacobs Family Trust, a stockholder of ours. The Roberti Jacobs Family Trust is an irrevocable trust. Gerard M. Jacobs is neither a trustee nor a beneficiary of the Roberti Jacobs Family Trust. Gerard M. Jacobs disclaims any beneficial ownership of any of the securities owned by the Roberti Jacobs Family Trust. The details of these loans as of December 31, 2003, is as follows:

Lender                         Borrower          Amount   Repayment Terms
Roberti Jacobs Family Trust    Us               $250,000 13% interest,
                                                 payable upon demand(1)
Roberti Jacobs Family Trust    Us               $170,000 13% interest,
                                                 payable upon demand(2)
Roberti Jacobs Family Trust    Us               $200,000 18% interest,
                                                 payable upon demand
Roberti Jacobs Family Trust    WebSourced, Inc. $90,000  15% interest,
                                                 due 6/30/2004

(1) We granted the Roberti Jacobs Family Trust warrants to purchase 1,000,000 shares of our stock at $0.10 per share in connection with this loan.

(2) We granted the Roberti Jacobs Family Trust warrants to purchase 680,000 shares of our stock at $0.10 per share in connection with this loan.

The Roberti Jacobs Family Trust has acquired 3,200,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock at $0.13 per share from Gerard M. Jacobs pursuant to a litigation settlement.

James N. Jennings, our assistant secretary and general legal counsel, is the brother of T. Benjamin Jennings.

Jeffrey S. Martin, an employee of WebSourced, Inc., is the brother of S. Patrick Martin.

TRANSACTIONS WITH PROMOTERS

Not applicable.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

None of our Directors will have personal liability to us or any of our stockholders for monetary damages for breach of fiduciary duty as a Director involving any act or omission of any such Director since provisions have been made in our Articles of Incorporation limiting such liability. The foregoing provisions shall not eliminate or limit the liability of one of our Directors
(i) for any breach of such Director's duty of loyalty to us or our stockholders,
(ii) for acts or omissions not in good faith or, which involve intentional misconduct or a knowing violation of law, (iii) under applicable Sections of the Nevada Revised Statutes, (iv) for the payment of dividends in violation of
Section 78.300 of the Nevada Revised Statutes, or (v) for any transaction from which such Director derived an improper personal benefit.

Our Bylaws provide for indemnification of our Directors, officers, and employees in most cases for any liability suffered by them or arising out of their activities as Directors, officers, and employees of our company if they were not engaged in willful misfeasance or malfeasance in the performance of his or her duties; provided that in the event of a settlement the indemnification will apply only when our Board of Directors approves such settlement and reimbursement as being for the best interests of our Company. Our Bylaws, therefore, limit the liability of our Directors to the maximum extent permitted by Nevada law.

We have entered into indemnification agreements with each of our directors and officers, indemnifying them against expenses, settlements, judgments and fines incurred in connection with any threatened, pending or completed action, suit, arbitration or proceeding, where the individual's involvement is by reason of the fact that he or she is or was a director or officer of our company or served at our request as a director of another organization (except that indemnification is not provided against judgments and fines in a derivative suit unless permitted by Nevada law.) An individual may not be indemnified if he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of our company, except to the extent Nevada law shall permit broader contractual indemnification. The indemnification agreements provide procedures, presumptions and remedies designed to substantially strengthen the indemnity rights beyond those provided by our Articles of Incorporation, our Bylaws, and by Nevada law.

ITEM 13. EXHIBITS AND REPORTS

(a)(1) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

                          Independent Auditor's Report

To the Audit Committee of
CGI Holding Corporation
520 Lake Cook Road, Suite 690
Deerfield, Illinois 60015

We have audited the accompanying consolidated balance sheet of CGI Holding Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated position of CGI Holding Corporation as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/  Poulos & Bayer
Poulos & Bayer
Chicago, Illinois
February 26, 2004

                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2003 AND 2002

                                     2003              2002
                                -------------     ------------

CURRENT ASSETS
Cash                                 303,144           68,945
Accounts Receivable                3,907,331          554,894
Allowance for Bad Debts             (116,185)         (89,866)
Other Current Assets                  76,932          195,644
Note Receivable                      368,870          326,884
Refundable Corporate Taxes             4,202            4,202
Deferred Tax Asset                   340,000           90,954
                                -------------     ------------

Total Current Assets               4,884,294        1,151,657
                                -------------     ------------

PROPERTY AND EQUIPMENT
Property, Plant and Equipment         118,512          127,727
Less:Accumulated Depreciation        (37,622)         (23,652)
                                -------------     ------------
NET PROPERTY AND EQUIPMENT            80,890          104,075
                                -------------     ------------

OTHER ASSETS
Deferred Tax Asset                 1,494,611        1,017,924
Other Assets                          97,500          157,182
                                -------------     ------------
TOTAL OTHER ASSETS                 1,592,111        1,175,106
                                -------------     ------------

TOTAL ASSETS                       6,557,295        2,430,838
                                =============    =============

CURRENT LIABILITIES
Current Portion of Long Term Debt 1,315,079          785,531
Notes Payable-Line of Credit              -           25,485
Accounts Payable                    303,917          180,048
Accrued Income Taxes                 67,894                -
Deferred Revenue                  2,688,550          705,394
Accrued Liabilities                 148,683           23,709
                                -------------     ------------
TOTAL CURRENT LIABILITIES         4,524,124        1,720,167
                                -------------     ------------
LONG TERM LIABILITIES
Long-Term Debt, Net of
      Current Portion               697,064           51,624
Loan Payable-Shareholder                  -           63,276
                                -------------     ------------
TOTAL LONG TERM LIABILITIES         697,064          114,900
                                -------------     ------------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
5,000,000 shares authorized; no
shares issued or outstanding              -                -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
23,289,474 shares issued and
20,789,474 outstanding               23,289           19,012
Additional Paid In Capital        5,625,860        5,209,368
Retained Earnings                (3,773,042)      (4,092,609)
Deferred Compensation                     -                -
Treasury Stock                     (540,000)        (540,000)
                                -------------     ------------
TOTAL STOCKHOLDERS' EQUITY        1,336,107          595,771
                                -------------     ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              6,557,295        2,430,838
                                =============    =============
The accompanying notes are an integral part of these financial statements

                          CGI HOLDING CORPORATION, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                         PERIOD ENDED DECEMBER 31, 2003



                              COMMON    COMMON    PAID-IN   RETAINED   TREASURY
                              SHARES    STOCK     CAPITAL   EARNINGS    STOCK
                           ----------- -------  --------- ------------ --------

COMMON SHARES
$0.001 PAR VALUE

BALANCE: JANUARY 1, 2002    16,499,627  17,999  5,056,067  (1,623,868) (400,000)

SOLD 100,000 SHARES AT
$0.15 PER SHARE ON 1/02/02     100,000     100     14,900

PURCHASED 1,000,000 SHARES
ON APRIL 29, 2002 FOR
$0.14 PER SHARE             (1,000,000)                                (140,000)

SOLD 744,000 SHARES ON
9/11/02 AT $0.16 PER SHARE     744,000     744    118,296

ISSUED 168,946 SHARES
OF STOCK ON 12/31/02 FOR
AN EMPLOYEE STOCK BONUS        168,946     169     20,105

NET LOSS - 2002                                            (2,468,741)
                           ----------- -------  --------- ------------ --------

BALANCE: DECEMBER 31, 2002  16,512,573  19,012  5,209,368  (4,092,609) (540,000)

76,901 OPTIONS WERE
EXERCISED AT                    76,901      77        692
$0.01 PER SHARE

1,000,000 OPTIONS EXERCISED
ON APRIL 1, 2003 AT $0.10
PER OPTION                   1,000,000   1,000     99,000

ISSUED 3,200,000 SHARES
AS A STOCK BONUS ON
JULY 31, 2003                3,200,000   3,200    316,800

NET PROFIT, DECEMBER 31, 2003                                 319,567
                           ----------- -------  --------- ------------ --------
BALANCE: DECEMBER 31, 2003  20,789,474  23,289  5,625,860  (3,773,042) (540,000)
                           =========== =======  ========= ============ ========
The accompanying notes are an integral part of these financial statements

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                       2003             2002
                                                  ------------      -----------

SALES                                               7,095,101        4,053,222

COST OF GOODS SOLD                                  2,806,531        1,841,083
                                                  ------------      -----------
GROSS PROFIT                                        4,288,570        2,212,139

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             3,405,109        2,165,381
                                                  ------------      -----------
INCOME FROM OPERATIONS                                883,461           46,758
                                                  ------------      -----------
OTHER INCOME (EXPENSES)
    Impairment of Goodwill                                  -       (2,154,052)
    Other Income(Expense)                              (8,125)        (333,000)
    Interest Income                                     6,254              645
    Interest Expense                                  (94,354)        (113,430)
                                                  ------------      -----------
TOTAL OTHER INCOME (EXPENSE)                          (96,225)      (2,599,837)
                                                  ------------      -----------
INCOME BEFORE CORPORATE
INCOME TAXES                                          787,236       (2,553,079)

INCOME TAX PROVISION                                 (275,166)        (484,673)
                                                  ------------      -----------
NET INCOME FROM
    CONTINUING OPERATIONS                           1,062,402       (2,068,406)
                                                  ------------      -----------
DISCONTINUED OPERATIONS
  Income from operations of discontinued
  operations(less applicable tax - See Notes)               -          119,044

  Loss on disposal of discontinued
  operations(less applicable tax - See Notes)               -         (519,379)
                                                  ------------      -----------
TOTAL DISCONTINUED OPERATIONS                               -         (400,335)
                                                  ------------      -----------
INCOME BEFORE EXTRAORDINARY EVENT                   1,062,402       (2,468,741)

EXTRAORDINARY ITEM(less applicable tax-See Notes)    (742,835)               -
                                                  ------------      -----------
NET INCOME                                            319,567       (2,468,741)
                                                  ============      ===========
NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                              $0.05           ($0.13)
                                                  ============      ===========
NET INCOME PER COMMON SHARE
FROM DISCONTINUED OPERATIONS                            $0.00           ($0.02)
                                                  ============      ===========
NET INCOME PER COMMON SHARE
FROM EXTRAORDINARY ITEMS                               ($0.03)           $0.00
                                                  ============      ===========
NET INCOME PER COMMON SHARE                             $0.01           ($0.15)
                                                  ============      ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          22,559,971       16,401,801
                                                  ============      ===========
The accompanying notes are an integral part of these financial statements

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                      2003             2002
                                                  ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Profit(Loss)                                  319,567       (2,468,741)
Non-Cash Items Included in Net Profit/(Loss)
    Depreciation                                       26,470          129,109
    Allowance for Bad Debts                            26,319           81,995
    Allowance for Impaired Assets                           -        2,717,041
    Loss on Disposition of Assets                           -          646,386
    Stock Bonus Expensed                              320,000           20,274
    Insurance Settlement                            1,125,508                -
    Deferred Taxes                                   (725,733)        (579,578)
OTHER CHANGES:
Change in Accounts Receivable                      (3,352,437)      (1,546,320)
Change in Other Current Assets                        118,712         (255,677)
Change in refundable income taxes                           -           (4,202)
Change in other Assets                                 59,682          357,427
Change in Accounts Payable                            123,868           56,912
Change in Accrued Expenses                            124,977            6,295
Change in Accrued Income Taxes                         67,894          (29,712)
Change in Deferred Revenue                          1,983,156          400,559
                                                  ------------      -----------
NET CASH CHANGE FROM OPERATING ACTIVITIES             217,983         (468,232)
                                                  ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired                              (3,285)         (39,174)
    Proceeds from Notes Receivable                     58,014                -
    Note Receivable-Voice and Data                   (100,000)               -
    Escrow Deposit                                          -         (400,000)
    Proceeds from sale of assets,
       Net of cash transferred                              -          (27,549)
    Received from ACS Construction                          -          210,000
                                                  ------------      -----------
NET CASH CHANGE FROM INVESTING ACTIVITIES             (45,271)        (256,723)
                                                  ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                          (198,797)        (404,204)
    Change in Line of Credit                          (25,485)         126,472
    Proceeds from Loans                               185,000        1,004,474
    Purchase of Treasury Stock                              -         (140,000)
    Proceeds from Sale of Stock                       100,769          134,040
                                                  ------------      -----------
NET CASH CHANGE FROM FINANCING ACTIVITIES              61,487          720,782
                                                  ------------      -----------

NET CASH CHANGE                                       234,199           (4,173)

CASH BALANCE:JANUARY 1                                 68,945           73,118
                                                  ------------      -----------
CASH BALANCE: DECEMBER 31                             303,144           68,945
                                                  ============      ===========
Supplemental Information
    Interest Paid                                      94,354           62,565
    Income Taxes Paid                                       -           29,712
Supplemental Schedule of Non-Cash Investing and Financing Activities

During the first quarter of 2002, the Company received equipment in the amount of $697,460, and assumed liabilities totalling $76,752 from ACS Construction Company in lieu of part of their outstanding obligations to the Company.

The Company received notes receivable in the amount of $845,000 relating to its sale of its subsidiary 'SECO of Indiana' during the third quarter of 2002.

The accompanying notes are an integral part of these financial statements

                            CGI HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

HISTORY AND ORGANIZATION

We are a Nevada corporation. Our principal executive offices are located at 520 Lake Cook Road, Suite 690, Deerfield, Illinois 60015. Our telephone number is 847-282-5005. The address of our website is www.cgiholding.com. Information on our website is not part of this Form 10-KSB.

CGI Holding Corporation (formerly known as North Star Petroleum, Inc.) was incorporated under the laws of the State of Nevada in October of 1987. From 1993 until July 1997, we had essentially no operations.

We again became operational on August 4, 1997, when we completed an agreement to acquire two private companies. Under this agreement, we issued 4,961,056 shares of our common stock to shareholders of the private companies resulting in 8,272,779 shares issued and outstanding.

On March 27, 2001, we acquired the common stock of WorldMall.com. Pursuant to this acquisition all the issued and outstanding shares of common stock of WorldMall.com, which consisted of 9,331,903 shares of WorldMall.com common stock, were converted into 6,186,515 shares of voting common stock of CGI Holding Corporation. The market value of our common stock on the date of this transaction was $0.30 per share.

The transaction was accounted for using the purchase method of accounting.

WorldMall.com was reincorporated in the state of North Carolina as Websourced, Inc. in June 2002.

We sold the stock of our wholly owned Safe Environment Corporation division effective August 31, 2002.

WEBSOURCED, INC.

Websourced, Inc., d/b/a KeywordRanking.com and ProRanking.com, was reincorporated in June 2002 in the State of North Carolina. It is primarily engaged in providing search engine enhancement services to web sites, under the names KeywordRanking.com and ProRanking.com. KeywordRanking.com and ProRanking.com assist their clients' websites in obtaining top twenty positioning on search engines worldwide. The websites benefit from top twenty positioning, which typically results in a significantly higher number of visits from potential customers.

WebSourced, Inc. also owns Cherish.com, an online dating service. Cherish.com was launched in the Fall of 2003, and hopes to grow to become a leader in its highly competitive industry.

Websourced, Inc. currently employs 78 people. Websourced, Inc. is headquartered in Morrisville, North Carolina.

SIGNIFICANT ACCOUNTING POLICIES

A. Revenue Recognition

WEBSOURCED, INC.

The Company recognizes revenues and costs in the period that they are deemed to be earned and incurred under the accrual method of accounting.

B. BASIS OF PRESENTATION

The consolidated statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's prudent judgments and estimates. Actual results may differ from estimates.

C. PROPERTY AND EQUIPMENT

All assets are depreciated over their estimated useful life using the straight line method.

Property and Equipment consists of the following
                                       2003                2002
                                  -------------       -------------
Furniture and Fixtures               $118,512            $115,227
Vehicles                                    0              12,500
                                  -------------       -------------
Total                                $118,512            $127,727
                                  =============       =============

D. INCOME TAXES

The Company provides for federal and state income taxes on items included in the Consolidated Statements of Operations regardless of the period when such taxes are payable. Deferred taxes are recognized for temporary differences between financial and income tax reporting based on enacted tax laws and rates.

E. GOODWILL WRITE DOWN

The results reflect the write down of the company's'  goodwill according to FASB
142. FASB 142 is required for fiscal years beginning after December 15, 2001. The new FASB requires an annual valuation of the goodwill as opposed to the periodic amortization under old rules.

The Company, in conjunction with the implementation of Statement of Financial Accounting Standards 142, has elected to take a one time charge, reflected as "Impairment of Asset" in the amount of $2,367,041.

This good will was associated with the Company's acquisitions of Worldmall.Com in March of 2001 and Safe Environment Corporation in August of 1997.

Management has elected to value its goodwill acquired in the purchase of Worldmall.com and Safe Environment Corporation at zero in light of their current operating results.

The total recorded cost of the goodwill at the time of acquisition of Worldmall.com was $2,534,179 and the amount amortized through 2001 was $380,127.

The original amount of goodwill associated with the Safe Environment Corporation was $301,924 with $88,935 being recognized through 2001

SALE OF SAFE ENVIRONMENT CORPORATION OF INDIANA

The Company sold its wholly-owned subsidiary, Safe Environment Corporation of Indiana and certain other assets effective August 31, 2002. This transaction resulted in a pre-tax loss of ($646,386).

NOTES RECEIVABLE

The Company's Form 8-K filed April 7, 2003 in regard to GMP, L.L.C. is hereby incorporated by reference.

On April 1, 2003, the Company entered into an Agreement (the "GMP Note Restructuring Agreement") with GMP, L.L.C. ("GMP"), Safe Environment Corp. of Indiana ("SECO") and John Giura ("Giura"). Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign an agreement pursuant to which an aggregate of $300,000 will be paid to the Company out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to the Company in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreements"); (3) GMP agreed that the remaining monies due from GMP to the Company in regard to the purchase of the stock of SECO shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003 (the "Remaining SECO Stock Payments"); and (4) the Company agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP timely makes the Remaining SECO Stock Payments, and if GMP and Giura are not in default of any of certain other obligations to the Company, then the principal amount of GMP's Promissory Note payable to the Company shall be reduced from $470,000 down to $337,495.09, of which $37,495.09 shall be paid by GMP to the Company as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, the Company received the fully signed $300,000 From St. Ann Escrow Agreement;
(2) On May 5, 2003, the Company received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of September 30, 2003, the Remaining SECO Stock Payments equal $68,870; and (4) GMP has failed to make any payments on its Promissory Note payable to the Company. See the Risk Factor below in regard to the financial viability of GMP and SECO.

EXTRAORDINARY EVENT - SETTLEMENT WITH STATEWIDE INSURANCE COMPANY

We entered into a Settlement Agreement (the "Settlement Agreement") dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri. That lawsuit concerned an indemnity agreement signed by us in regard to performance and payment bonds issued by a surety, Statewide, covering a construction project in O'Fallon, Missouri, the general contractor of which was originally one of our former subsidiaries. Pursuant to the Settlement Agreement, we currently owe Statewide an aggregate of $971,967. Against that settlement amount, we are obligated to pay Statewide $100,000 per quarter at the beginning of each calendar quarter, plus 25% of our "working capital" as defined in the Settlement Agreement, until the settlement amount is paid in full. However, if we prepay on or prior to April 30, 2004, all outstanding amounts due and owing to Statewide, then our aggregate remaining payments to Statewide will be reduced by $200,000.

                                                      2003            2002
NOTES PAYABLE                                     ----------      ----------

M & T Bank                                                0         25,485
This was a demand loan due 3/23/02. The maximum amount available was $100,000.
Interest is paid at prime plus one
floating. It was secured by the general assets of Websourced, Inc.

The Thomas More Association                               0         50,000
Note payable was due June 30, 2002 with an interest rate of 8.5%. The note was unsecured.

Audrey Love                                          70,000         70,000
Note payable due October 30, 2002
with an interest rate of 8.25%. This note is unsecured.

PAUL DOLL                                            28,000         28,000
Note payable due June 1, 2002 with interest at 10.00%. This note is unsecured

CIB Bank                                             98,750         200,000
This note has a due date of November 2, 2003 and is guaranteed by John Giura, a shareholder of the Company. The note provides for interest at 13% plus a 1.0% per month mezzanine fee.

Note Payable- Unicyn                                       -         26,671
Note was dated 2/14/01 and was for 36 months at $2,196.19 principal plus interest per month.

Note Payable- American Express                             -          9,643
Note was dated August 2000 with an interest rate of 14.5%. Note had a 36 month term.

High Falls Development                                81,830        118,291
This note carries an interest rate of 11.50% and payments are being made in the amount of $4,292.06 per month.  This note matures in August 2005

Roberti Jacobs Family Trust                                -         28,871
Note is dated October 31, 2002 with a interest rate of 15.0% per month. This note was due on April 28, 2003.

Roberti Jacobs Family Trust                                -         55,680
Note is dated November 7, 2002 with a interest rate of 18.0% per month. This note was due on April 28, 2003.

Roberti Jacobs Family Trust                          200,000              -
Note is dated November 5, 2003 with a interest rate of 18.0% per month. This note is a demand note.

Roberti Jacobs Family Trust                          250,000        250,000
Note dated December 15, 2002, interest at 13% monthly. 1,000,000 warrants were issued with this note. This note is a demand note.

Roberti Jacobs Family Trust                          170,000              -
Note is dated November15, 2003 with a interest rate of 13.0% per month. This note is a demand note.

Roberti Jacobs Family Trust                           90,000              -
Noted dated November 20, 2003.
Interest rate is 15%. Note is interest only for 7 months with a balloon payment on June 30, 2004

Statewide Insurance Company                        1,023,563              -
This note is payable quarterly in the amount of
$100,000 for 12 quarters.  The note will expire
in October 2006.
                                                   ----------     ----------
TOTALS                                             2,012,143        862,640
                                                   ==========     ==========


Principal payments for the next five years are as follows:

                          2004      $1,315,079
                          2005         416,165
                          2006         280,899
                          2007               0
                          2008               0
                                   ------------
                         Totals     $2,012,143
                                   ============

DEFERRED REVENUE

The Company enters into long term contracts with clients in which they make a down payment for the portion of the contract and are invoiced monthly for the balance. The Company then recognizes this revenue over the period of the contract. The contracts are usually for a one year period and therefore all deferred revenue is recorded as a current obligation.

ADVERTISING COSTS

Advertising costs are expenses when incurred, and were $222,086 in 2003 and $107,801 in 2002.

Included on the balance sheet at December 31, 2003 are prepaid advertising costs of $76,932 resulting from two advertising contracts in the amounts of $78,220 and $300,000. These contracts began on January 1, 2002 and July 1, 2002 and are for 60 and 20 months respectively. The related expense is being recognized over the terms of the contract.

LEASING COMMITMENTS

CGI Holding Corporation has an oral lease at $1,150.00 per month for its space requirements. The Company's current space is adequate for its daily operations.

Websourced, Inc. rents space in Morrisville, North Carolina for $13,600 per month. The lease expires February 01, 2006. The rental amount is adjusted yearly for expenses. The current rent payment of $13,600 runs through February 01, 2004. Websourced, Inc.'s deposit on their office space of $90,875 is being used to reduce their yearly rental payments. On February 01 of each year, Websourced, Inc. will receive a credit of $20,000 toward its rental payments until the end of the lease on February 01, 2006, at which time the remaining deposit of $20,000 will be refunded. This space is adequate for Websourced, Inc.'s needs.

On November 25, 2003, Websourced entered into a lease agreement with Duke Realty Limited Partnership for new office space. The property is located at 300 Perimeter Park Drive, Morrisville, North Carolina. The rentable area of space is approximately 30,970 square feet. The lease commencement date is March 1, 2004 and extends through February 28, 2014. The lease provides that Websourced shall contribute $30,000 towards the cost of tenant improvements. The security deposit is a letter of credit in the amount of $11,304 drawn on RBC Centura Bank.

Rent expense was $177,520 and $178,069 for the years ended December 31, 2003 and 2002 respectively.

Minimum lease payments for the next five years are:

2004     $143,200
2005      342,698
2006      258,931
2007      252,715
2008      260,148

DEFERRED INCOME TAXES

Deferred income taxes are the result of timing differences between book and tax depreciation and book and tax amortization of goodwill, allowance for doubtful accounts and not operating loss carryforwards

The following is a schedule of the deferred tax assets and liabilities.

The components of the deferred tax liability at December 31, 2003 and 2002 were:

                                               2003           2002
Deferred Tax Assets                        ----------      ----------

Net Operating Loss Carryforwards           $1,169,854       $999,951
Valuation Allowance                                 -       (601,251)
                                           ----------      ----------
Subtotal                                   $1,169,854       $398,700
Timing Difference relating to
    Goodwill Amortization                     625,254        679,624
Timing difference relating to bad
    debt recognition                           39,503         30,554
                                           ----------     -----------
Total Deferred Tax Assets                  $1,834,611     $1,108,878
                                           ==========     ===========

The Company has a net operating loss carryforward in the amount of $3,497,712. According to the internal revenue code, these losses can be carried forward twenty years. The expiration dates of the available net operating losses are:

             Year ended December 31, 2019                  $208,336
             Year ended December 31, 2021                 1,757,721
             Year ended December 31, 2022                   974,974
             Year ended December 31, 2022                   556,681
                                                         -----------
             Total Net Operating Loss Carryforward       $3,497,712
                                                         ===========

PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                                2003                2002
                                           -----------         -----------
   Current Tax Provision                      $67,894             ($4,202)
   Deferred Tax Provision                    (725,733)           (579,578)
                                           -----------         -----------
   TOTAL TAX PROVISION                      ($657,839)          ($583,780)
                                           ===========         ===========
The provision for income taxes was allocated as follows:

                                            2003                    2002
                                      --------------------  -------------------
Allocated to continuing operations
   Current Tax Expense                  $67,894                   $0
   Deferred Tax Expense                (343,060)            (484,673)
                                      ----------            ---------
Total Allocated to Continuing Operations        ($275,166)           ($484,673)

Allocated to discontinued operations
   Current Tax Expense                       $0              ($4,202)
   Deferred Tax Expense                       0              (94,905)
                                      ----------            ---------
Total Allocated to Discontinued Operations              0              (99,107)

Allocated to Extraordinary Event
   Current Tax Expense                       $0                   $0
   Deferred Tax Expense                (382,673)                   0
                                      ----------            ---------
Total Allocated to Extraordinary Event           (382,673)                   0
                                                ----------           ----------
TOTAL TAX PROVISION                             ($657,839)           ($583,780)
                                                ==========           ==========

DISCONTINUED OPERATIONS-SAFE ENVIRONMENT CORP OF INDIANA

In accordance with APB 30, the financial statement activities of Safe Environment Corporation of Indiana is reported as discontinued operations. The following summarizes the results and tax consequences of the sale of this Division in 2002.

                                              2003                2002
                                       ------------------ --------------------
Net Profit from operations
    of Discontinued Operations            $0              $146,944
Tax Related to operations
     of discontinued operations            -                27,900
                                       ---------          ----------
Net Profit from discontinued operations             $0               $119,044
Net Gain(Loss) on Disposition
     of Discontinued Operations           $0             ($646,386)
Tax Related to disposition
     of Discontinued Operations            -              (127,007)
                                       ---------          ----------
Net Loss on disposition
     of Discontinued Operations                      -               (519,379)
                                                 -------            ----------
Total Profit(Loss)
   from discontinued operations                     $0              ($400,335)
                                                 =======            ==========
Total Sales from Discontinued Operations Were       $0             $2,105,240
                                                 =======            ==========

TREASURY STOCK

The Company has 2,500,000 shares of stock in its treasury at a combined total cost of $540,000.

SEGMENT ANALYSIS

Our operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. We have one operating segment at the end of 2003, search engine enhancement. We disposed of our Asbestos Abatement division in August of 2002 and it is included as discontinued operations. We evaluate the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The other segment category consists of our management company CGI Holding Corporation.

                          NET SALES BY INDUSTRY SEGMENT
                                    2003                     2002
INDUSTRY SEGMENT            AMOUNT     PERCENT       AMOUNT        PERCENT
                          --------------------    ------------------------
WEBSOURCED, INC.           $7,095,101   100.00%    $4,053,222       100.00%
OTHER                               0     0.00%             0         0.00%
                          -----------  --------   -----------     ---------
TOTAL SALES                $7,095,101   100.00%    $4,053,222       100.00%
                          ===========  ========   ===========     =========

                      OPERATING PROFIT BY INDUSTRY SEGMENT

INDUSTRY SEGMENT                  2003                         2002
                          --------------------    ------------------------
WEBSOURCED, INC.               $1,379,217                  ($1,910,726)
OTHER                            (591,981)                    (642,353)
                          --------------------    ------------------------
TOTAL SALES                      $787,236                  ($2,553,079)
                          ====================    ========================

                        TOTAL ASSETS BY INDUSTRY SEGMENT
                                    2003                     2002
INDUSTRY SEGMENT            AMOUNT     PERCENT       AMOUNT        PERCENT
                          --------------------    ------------------------
WEBSOURCED, INC.           $4,344,510   61.23%      $943,589         23.28%
OTHER                       2,212,785   31.19%     1,487,249         36.69%
                          -----------  --------   -----------     ---------

TOTAL SALES                $6,557,295   92.42%    $2,430,838         59.97%
                          ===========  ========   ===========     =========

(a)(2)  FINANCIAL  STATEMENT   SCHEDULES.   The  following  financial  statement
schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are filed as part of this report:


EXHIBIT NO.  DOCUMENT DESCRIPTION

1.            Powers of Attorney (included herein on signature page)

2. Certification of Gerard Jacobs, Chief Executive Officer, under section 906

3. Certification of Gerard Jacobs, Chief Executive Officer, under section 302

4.            Articles of Incorporation of our Company, as amended as of
                     February 26, 2004

5.            By-laws of our Company, as amended as of February 26, 2004

6. Agreement and Plan of Reorganization by and among our Company, WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholders of WorldMall, Inc. dated as of March, 2001

7. Settlement Agreement dated as of February 25, 2002 by and among our Company, World Mall, Inc., S. Patrick Martin, John Giura and Gerard M. Jacobs

8.            Proxy dated February 25, 2002 granted by S. Patrick Martin to
              Gerard M. Jacobs

9.            Proxy dated February 25, 2002 granted by John Giura to Gerard M.
              Jacobs

10. Purchase Agreement dated as of September 4, 2002, between our Company, GMP, L.L.C., Safe Environment Corp. of Indiana, and John Giura

11. Agreement dated as of March 31, 2003 by and among our Company, GMP, L.L.C., Safe Environment Corp. of Indiana and John Giura

12. Business Loan Agreement dated May 2, 2003 between our Company and Safe Environment Corp. of Indiana, Borrower, and CIB Marine Capital, L.L.C.; Amendment No. 1 thereto dated November 2, 2003; and Change in Terms Agreement thereto dated November 2, 2003

13. Promissory Note dated November 20, 2003, payable by Websourced, Inc. to Roberti Jacobs Family Trust in the amount of $90,000; Promissory Note dated November 15, 2003, payable by our Company to Roberti Jacobs Family Trust in the amount of $170,000; Promissory Note dated November 5, 2003, payable by our Company to Roberti Jacobs Family Trust in the amount of $200,000; and Promissory Note dated December 23, 2002, payable by our Company Roberti Jacobs Family Trust in the amount of $250,000;

14. Lease Agreement dated November 24, 2003, between Duke Realty Limited Partnership and Websourced, Inc.

15. Settlement Agreement dated November 4, 2003, between our Company and Statewide Insurance Company

16. Indemnification Agreement dated October 22, 2003 between our Company and John Giura

17.           Audit Committee Charter

18.           Whistleblower Notice - CGI Holding Corporation

19.           Whistleblower Notice - Websourced, Inc.

20. Employment Agreement dated January 1, 2004 between Websourced, Inc. and S. Patrick Martin

(b) REPORTS ON FORM 8-K

(1) We filed a Form 8-K during the second quarter of 2001 in reference to the purchase of the assets of WorldMall.com.

(2) We filed a Form 8-K during the fourth quarter of 2001 in reference to the sale of the assets of Trifinity, Inc.

(3) We filed a Form 8-K during the third quarter of 2002 in reference to the sale of the stock of Safe Environment Corporation of Indiana.

(4) We filed a Form 8-K during the second quarter of 2003 in reference to a restructuring of the debts owed to us by GMP, LLC.

(5) We filed a Form 8-K during the third quarter of 2003 in reference to a lawsuit filed against us by Statewide Insurance Company, and in reference to a lawsuit filed by our subsidiary Websourced, Inc. against Global Payments Direct, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2004.

                             CGI HOLDING CORPORATION


                             By:         /s/  Gerard M. Jacobs
                             ----------------------------------
                             Gerard M. Jacobs
                             President and Chief Executive Officer

EXHIBIT 1.
                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Gerard M. Jacobs as his true and lawful attorney-in-fact, with full power of substitution, for him, in any and all capacities, to sign, pursuant to the requirements of the Securities and Exchange Act of 1934, the Annual Report on Form 10-KSB for CGI Holding Corporation for the fiscal year ended December 31, 2003 and to file the same with the Securities and Exchange Commission and National Association of Securities Dealers, Inc., together with all exhibits thereto and other documents in connection therewith, and to sign on my behalf and in my stead, in any and all capacities, any amendments to said Annual Report, incorporating such changes as said attorney-in-fact deems appropriate, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

  Signature                   Title                              Date

/s/ GERARD M. JACOBS    President, Chief Executive Officer,   February 26, 2004
   Gerard M. Jacobs     Secretary, Treasurer and Director

s/ T. BENJAMIN JENNINGS   Chairman                            February 26, 2004
   T. Benjamin Jennings

/s/ JOHN GIURA            Vice President and Vice Chairman    February 26, 2004
   John Giura

/s/ JAMES N. HELD         Director                            February 26, 2004
   James N. Held

/s/ S. PATRICK MARTIN     Director                            February 26, 2004
   S. Patrick Martin

/s/ VINCENT J. MESOLELLA  Director                            February 26, 2004
   Vincent J. Mesolella

/s/ PATRICK W. WALSH      Director                            February 26, 2004
   Patrick W. Walsh

INDEX OF EXHIBITS

EXHIBIT NO.                         DOCUMENT DESCRIPTION

1.            Powers of Attorney (included herein on signature page)

2. Certification of Gerard Jacobs, Chief Executive Officer, under section 906

3. Certification of Gerard Jacobs, Chief Executive Officer, under section 302

4.            Articles of Incorporation of our Company, as amended as of
                     February 26, 2004

5.            By-laws of our Company, as amended as of February 26, 2004

6. Agreement and Plan of Reorganization by and among our Company, WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholder's of WorldMall, Inc. dated as of March, 2001

7. Settlement Agreement dated as of February 25, 2002 by and among our Company, World Mall, Inc., S. Patrick Martin, John Giura and Gerard M. Jacobs

8.            Proxy dated February 25, 2002 granted by S. Patrick Martin to
              Gerard M. Jacobs

9.            Proxy dated February 25, 2002 granted by John Giura to Gerard M.
              Jacobs

10. Purchase Agreement dated as of September 4, 2002, between our Company, GMP, L.L.C., Safe Environment Corp. of Indiana, and John Giura

11. Agreement dated as of March 31, 2003 by and among our Company, GMP, L.L.C., Safe Environment Corp. of Indiana and John Giura

12. Business Loan Agreement dated May 2, 2003 between our Company and Safe Environment Corp. of Indiana, Borrower, and CIB Marine Capital, L.L.C.; Amendment No. 1 thereto dated November 2, 2003; and Change in Terms Agreement thereto dated November 2, 2003

13. Promissory Note dated November 20, 2003, payable by Websourced, Inc. to Roberti Jacobs Family Trust in the amount of $90,000; Promissory Note dated November 15, 2003, payable by our Company to Roberti Jacobs Family Trust in the amount of $170,000; Promissory Note dated November 5, 2003, payable by our Company to Roberti Jacobs Family Trust in the amount of $200,000; and Promissory Note dated December 23, 2002, payable by our Company Roberti Jacobs Family Trust in the amount of $250,000;

14. Lease Agreement dated November 24, 2003, between Duke Realty Limited Partnership and Websourced, Inc.

15. Settlement Agreement dated November 4, 2003, between our Company and Statewide Insurance Company

16. Indemnification Agreement dated October 22, 2003 between our Company and John Giura

17.           Audit Committee Charter

18.           Whistleblower Notice - CGI Holding Corporation

19.           Whistleblower Notice - Websourced, Inc.

20. Employment Agreement dated January 1, 2004 between Websourced, Inc. and S. Patrick Martin

EXHIBIT 2.

906 CERTIFICATION

Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Form 10-KSB of CGI Holding Corporation (the "Company") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. paragraph 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

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

                           February 26, 2004

                           By: /s/ Gerard M. Jacobs
                           ---------------------------------------------
                           Gerard M. Jacobs
                           President, Chief Executive Officer,
                           Treasurer, Secretary

EXHIBIT 3.

302 CERTIFICATION

I, Gerard M. Jacobs, certify that:

1. I have reviewed this annual report on Form 10-KSB of CGI Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changed in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 26, 2004

/s/ Gerard M. Jacobs
------------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary

EXHIBIT 4.

                            ARTICLES OF INCORPORATION
                                       OF
                             CGI HOLDING CORPORATION


                                ARTICLE I  NAME

The name of the corporation is CGI Holding Corporation.

                              ARTICLE II  DURATION

The duration of the corporation is perpetual.

                              ARTICLE III  PURPOSE

The purpose or purposes for which this corporation is engaged are:

(a) To engage in the specific business of development of oil and gas properties and making investments, including investment in, purchase and ownership of any and all kinds of property, assets or business, whether alone or in conjunction with others. Also, to acquire, develop, explore and otherwise deal in and with all kinds of real and personal property and all related activities, and for any and all other lawful purposes.

(b) To acquire by purchase, exchange, gift, bequest, subscription, or otherwise; and to hold, own, mortgage, pledge, hypothecate, sell, assign, transfer, exchange, or otherwise dispose of or deal in or with its own corporate securities or stock or other securities including, without limitations, any shares of stock, bonds, debentures, notes, mortgages, or other obligations, and any certificates, receipts or other instruments representing rights or interests therein on any property or assets created or issued by any person, firm, associate, or corporation, or instrumentalities thereof; to make payment therefor in any lawful manner or to issue in exchange therefor its unreserved earned surplus for the purchase of its own shares, and to exercise as owner or holder of any securities, any and all rights, powers, and privileges in respect thereof.

(c) To do each and everything necessary, suitable, or proper for the accomplishment of any of the purposes or the attainment of any one or more of the subjects herein enumerated, or which may, at any time, appear conducive to or expedient for the protection or benefit of this corporation, and to do said acts as fully and to the same extent as natural persons might, or could do in any part of the world as principals, agents, partners, trustees, or otherwise, either alone or in conjunction with any other person, association, or corporation.

(d) The foregoing clauses shall be construed both as purposes and powers and shall not be held to limit or restrict in any manner the general powers of the corporation, and the enjoyment and exercise thereof, as conferred by the laws of the State of Nevada; and it is the intention that the purposes and powers specified in each of the paragraphs of this Article III shall be regarded as independent purposes and powers.

                               ARTICLE IV- STOCK

A. Common Stock.

The aggregate number of shares of Common Stock which the Corporation shall have authority to issue is 100,000,000 shares at a par value of $.001 per share. All stock when issued shall be fully paid and non-assessable. The Board of Directors of the Corporation may, at its discretion and by resolution of the majority of all of the members of the Board of Directors at the time of such resolution, issue any authorized but unissued Common Stock of the Corporation which has not been reserved for issuance upon the exercise of any outstanding warrants, options, or other document evidencing the right to acquire the Common Stock of the Corporation.

Each share of Common Stock shall be entitled to one vote at any meeting of the Corporation's shareholders duly called for in accordance with the Nevada Revised Statutes, either in person or by proxy. Cumulative voting shall not be permitted for the election of individuals to the Corporation's Board of Directors or for any other matters brought before any meeting of the Corporation's shareholders, regardless of the nature thereof. Shareholders of the Corporation's Common Stock shall not be entitled to any pre-emptive or preferential rights to acquire additional Common Stock of the Corporation.

B. Preferred Stock.

The aggregate number of shares of Preferred Stock which the Corporation shall have authority to issue is 5,000,000 shares, $.001 par value, which may be issued in such series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of Directors of the Corporation.

500,000 shares, out of the total of 5,000,000 authorized shares of Preferred Stock shall be designated Series One Preferred Stock and shall have the designations, preferences and rights as set forth below:

1. Shares in Series. The Corporation shall have 500,000 shares of authorized preferred stock as "Series One Preferred Stock" (the "Series One Stock"). The shares of Series One Stock shall have a par value of $.001 per share.

2. Voting Rights. The holders of record of said shares of the Series One Stock shall be entitled to one vote per share at all meetings of shareholders of the Corporation and said voting rights shall be equal in all respects to the voting rights of the Corporation's common stock. The holders of record of shares of the Series One Stock shall vote such shares together with the holders of the Corporation's common stock, and not as a separate class.

3. Liquidation Rights. In case of the dissolution, liquidation or winding-up of the Company, whether voluntary or involuntary, the holders of record of shares of the Series One Stock then outstanding shall be entitled to participate in the distributions, either in cash or in kind, of the remaining assets of the Corporation, after payment of its debts and liabilities, pro rata on a share for share basis as to all outstanding Series One Preferred Stock on the basis of par value plus unpaid dividends and prior to any distribution to the holders of the shares of the Corporation's outstanding common stock. For purposes of this paragraph 3, a consolidation or merger of the Corporation with any other corporation, whether or not the Corporation is the surviving corporation of such transaction, or a sale, lease, mortgage, pledge, exchange, transfer or other disposition by the Corporation of all or substantially all of its assets, shall not be deemed a liquidation, dissolution or winding-up of the Corporation.

4. Quarterly Dividends. The holders of record of shares of the Series One Stock outstanding shall be entitled to receive preferential cash dividends, when and as declared by the Board of Directors in its discretion and only out of funds lawfully available for the payment of dividends under the laws of the State of Nevada, at the rate of $.10 per share, payable annually for the prior fiscal year 90 days after the end of said year, commencing for the fiscal year ending in 1992, before any dividends shall be declared, distributed or set aside for distribution to the holders of any other class or series of the Corporation's capital stock. Such Series One Stock dividends shall be cumulative from year to year until paid in full. The holders of said shares of Series One Stock shall at no time have any right to any other or further dividend of any kind.

5. Redemption. The Series One Preferred Shares shall not be subject to redemption unless agreed upon by the Corporation and the holders thereof.

6. Other Matters. The holders of the shares of Series One Stock will have no pre-emptive or other rights other than as established by Nevada law.

7. Conversion. The Series One Preferred Shares shall be convertible into two shares of Common Stock at any time subsequent to September 30, 1992.

                              ARTICLE V- AMENDMENT

These Articles of Incorporation may be amended by the affirmative vote of "a majority" of the shares entitled to vote on each such amendment.

                        ARTICLE VI  SHAREHOLDERS RIGHTS

The authorized and treasury stock of this corporation may be issued at such time, upon such terms and conditions and for such consideration as the Board of Directors shall determine. Shareholders shall not have pre-emptive rights to acquire unissued shares of the stock of this corporation.

                          ARTICLE VII  CAPITALIZATION

This corporation will not commence business until consideration of a value of at least $1,000 has been received for the issuance of said shares.

                     ARTICLE VIII  INITIAL OFFICE AND AGENT

                  The Corporation Trust Company of Nevada
                  One East First Street
                  Reno, NV  89501

                             ARTICLE IX  DIRECTORS

The directors are hereby given the authority to do any act on behalf of the corporation by law and in each instance where the Business Corporation Act provides that the directors may act in certain instances where the Article of Incorporation authorize such action by the directors, the directors are hereby given authority to act in such instances without specifically numerating such potential action or instance herein.

The directors are specifically given the authority to mortgage or pledge any or all assets of the business without stockholders' approval.

The number of directors constituting the initial Board of Directors of this corporation is three. The names and addresses of persons who are to serve as Directors until the first annual meeting of stockholders or until their successors are elected and qualify, are:

    NAME                                        ADDRESS

    Denny W. Nestripke                          311 South State, Suite 410
                                                Salt Lake City, UT  84111

    Lester A. Perry                             311 South State, Suite 410
                                                Salt Lake City, UT  84111

    Tracy L. Anderson                           311 South State, Suite 410
                                                Salt Lake City, UT  84111

                            ARTICLE X  INCORPORATORS

The name and address of each incorporator is:

    NAME                                        ADDRESS

    Thomas G. Kimble                            311 South State,  #440
                                                Salt Lake City, UT  84111

    Jody York                                   311 South State,  #440
                                                Salt Lake City, UT  84111

    Van L. Butler                               311 South State,  #440
                                                Salt Lake City, UT  84111


                                   ARTICLE XI

              COMMON DIRECTORS - TRANSACTIONS BETWEEN CORPORATIONS

No contract or other transaction between this corporation and any one or more of its directors or any other corporation, firm, association, or entity in which one or more of its directors or officers are financially interested, shall be either void or voidable because of such relationship or interest, or because such director or directors are present at the meeting of the Board of Directors, or a committee thereof, which authorizes, approves, or ratifies such contract or transaction, or because his or their votes are counted for such purpose if: (a) the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves or ratifies the contract or transaction by vote or consent sufficient for the purpose without counting the votes or consents of such interested director; or (b) the fact of such relationship or interest is disclosed or known to the stockholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent, or (c) the contract or transaction is fair and reasonable to the corporation.

Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or committee thereof which authorizes, approves, or ratifies such contract or transaction.

                                   ARTICLE XII

                       LIABILITY OF DIRECTORS AND OFFICERS

No director or officer shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such person as a director or officer. Notwithstanding the foregoing sentence, a director or officer shall be liable to the extent provided by applicable law,
(i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) for the payment of dividends in violation of NRS 78.300.

The provisions hereof shall not apply to or have any effect on the liability or alleged liability of any officer or director of the Corporation for or with respect to any acts or omissions of such person occurring prior to such amendment.

EXHIBIT 5.

                          As amended on April 25, 2003


                                     BY-LAWS
                                       OF
                             CGI HOLDING CORPORATION


                               ARTICLE I  OFFICES

The corporation's duly appointed resident agent in the State of Nevada upon whom process can be served is: Incorp Services, Inc., 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121-3881. The corporation may have such offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

                            ARTICLE II - STOCKHOLDERS

1. ANNUAL MEETING.

The annual meeting of the stockholders shall be held on such date as is determined by the board of directors for the purpose of electing directors and for the transaction of such other business as may come before the meeting.

2. SPECIAL MEETINGS.

Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the president or by the directors, and shall be called by the president at the request of the holders of not less than ten percent of all the outstanding shares of the corporation entitled to vote at the meeting.

3. PLACE OF MEETING.

The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

4. NOTICE OF MEETING.

Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than thirty days before the date of the meeting, either personally or by mail, by or at the direction of the president, or the secretary or the officer or persons calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon pre-paid.

5. CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE.

For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, thirty days. If the stock transfer books shall be closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the directors may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than thirty days and, in case of a meeting of stockholders, not less than ten days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

6. VOTING LISTS.

The officer or agent having charge of the stock transfer books for shares of the corporation shall make, at least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the principal office of the corporation or transfer agent and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

7. QUORUM.

Unless otherwise provided by law, at any meeting of stockholders one-third of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be . transacted at the meeting as originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

8. PROXIES.

At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting.

9. VOTING.

Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such stockholders. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the certificate of incorporation or the laws of this State.

10. ORDER OF BUSINESS.

The order of business at all meetings of the stockholders, shall be as follows:

1. Roll Call.
2. Proof of notice of meeting or waiver of notice.
3. Reading of
minutes of preceding meeting.
4. Reports of Officers.
5. Reports of Committees.
6. Election of Directors.
7. Unfinished Business
8. New Business.

11. INFORMAL ACTION BY STOCKHOLDERS.

Unless otherwise provided by law, any action required to be taken at a meeting of the stockholders, or any other action which may be taken at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by the same percentage of all the stockholders entitled to vote with respect to the subject matter thereof as would be required to take such action at a meeting.

                        ARTICLE III - BOARD OF DIRECTORS

                               1. GENERAL POWERS.

The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

2. NUMBER, TENURE AND QUALIFICATIONS.

The number of directors of the corporation shall as established by the board of directors, but shall be no less than one. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

3. REGULAR MEETINGS.

A regular meeting of the directors, shall be held without other notice than this bylaw immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than such resolution.

4. SPECIAL MEETINGS.

Special meetings of the directors may be called by or at the request of the president or any director. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them. A director may attend any meeting by telephonic participation at the meeting.

5. NOTICE.

Notice of any special meeting shall be given at least two days previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

6. QUORUM.

At any meeting of the directors a majority shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

7. MANNER OF ACTING.

The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

8. NEWLY CREATED DIRECTORSHIPS AND VACANCIES.

Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of a majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

9. REMOVAL OF DIRECTORS.

Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

10. RESIGNATION.

A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

11. COMPENSATION.

No compensation shall be paid to the directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

12. PRESUMPTION OF ASSENT.

A director of the corporation who is present at a meeting of the directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

13. EXECUTIVE AND OTHER COMMITTEES.

The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of two or more directors. Each such committee shall serve at the pleasure of the board.

                              ARTICLE IV - OFFICERS

1. NUMBER

The officers of the corporation shall be a president and chief executive officer, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

2. ELECTION AND TERM OF OFFICE.

The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

3. REMOVAL.

Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

4. VACANCIES.

A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

5. PRESIDENT.

The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of the president and such other duties as may be prescribed by the directors from time to time.

6. VICE-PRESIDENT.

In the absence of the president or in event of his death, inability or refusal to act, a vice-president may perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. A vice-president shall perform such other duties as from time to time may be assigned to him by the president or by the directors.

7. SECRETARY.

The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all duties incident to the office of the secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

8. TREASURER.

If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of the treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

9. SALARIES.

The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.

                ARTICLE V - CONTRACTS, LOANS, CHECKS AND DEPOSITS

1. CONTRACTS.

The directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

2. LOANS.

No loans shall be contracted on behalf of the corporation and no evidence of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

3. CHECKS, DRAFTS, ETC.

All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

4. DEPOSITS.

All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositaries as the directors may select.

             ARTICLE VI - CERTIFICATES FOR SHARES AND THEIR TRANSFER

1. CERTIFICATES FOR SHARES.

Certificates representing shares of the corporation shall be in such form as shall be determined by the directors. Such certificates shall be signed by the president and by the secretary or by such other officers authorized by law and by the directors. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the stockholders, the number of shares and date of issue, shall be entered in the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the directors may prescribe.

2. TRANSFER OF SHARES.

(a) Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the corporation which shall be kept at its principal office.

(b) The corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof, and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of this State.

                            ARTICLE VII - FISCAL YEAR

The fiscal year of the corporation shall end on the last day of such month on each year as the directors may prescribe.

                            ARTICLE VIII - DIVIDENDS

The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                ARTICLE IX - SEAL

The directors may, in their discretion, provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, and the words, "Corporate Seal".

                          ARTICLE X - WAIVER OF NOTICE

Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the certificate of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                             ARTICLE XI - AMENDMENTS

These by-laws may be altered, amended or repealed and new by-laws may be adopted by action of the board of directors.

                          ARTICLE XII - INDEMNIFICATION

1. INDEMNIFICATION OF THIRD PARTY ACTIONS.

The corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had not reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in the best interest of the corporation, andwith respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

2. INDEMNIFICATION - CORPORATE ACTIONS.

The corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which the person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court considers proper.

3. DETERMINATION.

To the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 1 and 2 of this Article XII, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorney's fees) which he actually and reasonably incurred in connection therewith. Any other indemnification under Section 1 and 2 of this
Article XII not ordered by a court shall be made by the corporation upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or 2 hereof. Such determination shall be made either by (1) the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, (2) by independent legal counsel in a written opinion, or (3) by the stockholders by a majority vote of a quorum of stockholders at any meeting duly called for such purpose.

4. GENERAL INDEMNIFICATION.

The indemnification and advancement of expenses provided by this Article may not be construed to be exclusive of any of the rights to which a person seeking indemnification or advancement of expenses may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to an action in his official capacity and as to an action in another capacity while holding office.

5. ADVANCES.

Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of the action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent that he shall repay the amount advanced if it is ultimately determined that he is not entitled to be indemnified by the corporation as authorized by this Article.

6. SCOPE OF INDEMNIFICATION.

The indemnification and advancement of expenses authorized by this Article shall apply to all present and future directors, officers, employees and agents of the corporation and shall continue as to such persons who cease to be directors, officers, employees, or agents of the corporation and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification and advancement of expenses provided by law.

7. INSURANCE.

The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status in any such capacity, whether or not the corporation would have the power to indemnify him against any such liability under the provision of this Article X11 or the laws of the State of Nevada, as the same may hereafter be amended or modified.

EXHIBIT 6.

                      AGREEMENT AND PLAN OF REORGANIZATION

                                  BY AND AMONG

                             CGI HOLDING CORPORATION

                       WORLD MALL ACQUISITION CORPORATION

                                WORLD MALL, INC.

                                S. PATRICK MARTIN

                                       AND

                   THE OTHER STOCKHOLDERS OF WORLD MALL, INC.

                           Dated as of March ___, 2001


                                     - 22 -

                                      - i -
                                TABLE OF CONTENTS


RECITALS
ARTICLE I - THE MERGER
   1.1   The Merger
   1.2   Closing; Effective Time
   1.3   Effect of the Merger
   1.4   Certificate of Incorporation; Bylaws
   1.5   Directors and Officers
   1.6   Consideration to Be Issued; Effect on Common Stock
   1.7   Adjustments to Merger Consideration
   1.8   Payment
   1.9   Surrender of Certificates
   1.10    Lost, Stolen or Destroyed Certificates
   1.11    Contingent Consideration
   1.12    Tax Consequences
   1.13    Exemption from Registration
   1.14    Taking of Necessary Action; Further Action
   1.15    Operations of WMAC
ARTICLE II - REPRESENTATIONS AND WARRANTIES OF THE COMPANY
                        AND THE PRINCIPAL STOCKHOLDER
   2.1   Organization of the Company
   2.2   Company Capital Structure
   2.3   Subsidiaries
   2.4   Authority; Ownership of Company Common Stock
   2.5   No Undisclosed Liabilities
   2.6   No Changes
   2.7   Tax and Other Returns and Reports
   2.8   Financial Information
   2.9   Title to Properties; Absence of Liens and Encumbrances
   2.10    Litigation
   2.11    Insurance
   2.12    Contracts
   2.13    Compliance with Laws
   2.14    Minute Books
   2.15    Brokers' and Finders' Fees; Third Party Expenses
   2.16    Employee Matters and Benefit Plans
   2.17    Intellectual Property
   2.18    Bank Accounts
   2.19    Investment in Acquiror Common Stock
   2.20    Government Consents 2
   2.21    Absence of Certain Changes and Events
   2.22    Representations Complete 12
ARTICLE III - REPRESENTATIONS AND WARRANTIES OF ACQUIROR AND
                           WMAC
   3.1   Organization, Standing and Power of Acquiror
   3.2   Authority of Acquiror
   3.3   Capital Structure of Acquiror
   3.4   SEC Documents; Acquiror Financial Statements
   3.5   No Material Adverse Change
   3.7   Compliance with Laws
   3.8   Brokers' and Finders' Fees; Third Party Expenses
   3.9   Organization, Standing and Power of WMAC
   3.10    Authority of WMAC
   3.11    Capital Structure of WMAC
   3.12    Representations Complete
ARTICLE IV - ADDITIONAL AGREEMENTS
   4.1   Sale of Shares; Stockholder Matters
   4.2   Access to Information
   4.3   Confidentiality
   4.4   Expenses
   4.5   Public Disclosure
   4.6   Intentionally left blank
   4.7   Intentionally left blank
   4.8   Intentionally left blank
   4.9     Registration of Merger Shares.
   4.10    Spin-Off of WMAC
   4.11    Board of Directors of Acquiror
   4.12    Capitalization of WMAC; Payment to the Principal Stockholder
   4.13    Additional Documents and Further Assurances
ARTICLE V - INDEMNIFICATION
   5.1   Indemnification
   5.2   Indemnification Procedures
   5.3   Recovery of Indemnification Obligations
   5.4   Stockholders' Agent
   5.5   Actions of the Stockholders' Agent
ARTICLE VI - GENERAL PROVISIONS
   6.1   Survival of Representations, Warranties and Agreements
   6.2   Notices
   6.3   Table of Contents; Headings
   6.4   Entire Agreement; Assignment
   6.5   Severability
   6.6   Rules of Construction
   6.7   Specific Performance
   6.8   Waivers
   6.9   Amendment
   6.10    Governing Law
   6.11    Counterparts


                      AGREEMENT AND PLAN OF REORGANIZATION


This AGREEMENT AND PLAN OF REORGANIZATION (this "Agreement") is made and entered into as of March , 2001, by and among CGI Holding Corporation, a Nevada corporation ("Acquiror"), World Mall Acquisition Corporation, a New York corporation to be formed by Acquiror ("WMAC"), World Mall, Inc., a New York corporation (the "Company"), S. Patrick Martin, the principal stockholder of the Company (the "Principal Stockholder"), and the other stockholders of the Company (together with the Principal Stockholder, the "Stockholders").

                                    RECITALS

A........The  Boards of Directors of each of the Company and Acquiror believe it is in the best interests of each company and their respective shareholders that WMAC, a wholly-owned subsidiary of Acquiror, and the Company combine into a single company through the statutory merger of the Company with and into WMAC (the "Merger") and, in furtherance thereof, have approved the Merger.

B........Pursuant  to the Merger,  among other things,  and subject to the terms and conditions of this Agreement, all of the issued and outstanding shares of common stock of the Company ("Company Common Stock") shall be converted into shares of voting common stock of Acquiror ("Acquiror Common Stock"), and all of the outstanding options and warrants to purchase shares of common stock of the Company ("Company Options") shall be converted into options to purchase shares of voting common stock of Acquiror ("Acquiror Options").

C........The  Company,  the Principal  Stockholder,  Acquiror and WMAC desire to make certain representations and warranties and other agreements in connection with the Merger.

NOW, THEREFORE, in consideration of the premises set forth above and the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

                                    ARTICLE I

THE MERGER

1.1......The  Merger.  At the "Effective Time," as defined in Section 1.2 below, and subject to the terms and conditions of this Agreement and the applicable provisions of the New York Business Corporation Law ("New York Law"):

(a)......the Company shall be merged with and into WMAC;

(b)......the separate corporate existence of the Company shall cease; and

(c)......WMAC  shall  continue as the surviving  corporation  and a wholly-owned subsidiary of Acquiror. WMAC as the surviving corporation after the Merger is hereinafter sometimes referred to in this Agreement as the "Surviving Corporation."

1.2......Closing;  Effective  Time.  The closing of the Merger  (the  "Closing")
shall take place at 10:00 a.m. on March , 2001, at the offices of Harris Beach LLP, 130 East Main Street, Rochester, New York 14604, unless another place or time is agreed to by Acquiror and the Company. The date upon which the Closing actually occurs is herein referred to as the "Closing Date." On the Closing Date, the parties hereto shall cause the Merger to be consummated by filing a Certificate of Merger with the Department of State of the State of New York (the "Merger Agreement") in accordance with the relevant provisions of New York Law (the time of such filing with the Secretary of State of the State of New York, as ultimately confirmed by such official, or such later time as may be set forth in this Agreement, being referred to herein as the "Effective Time").

1.3......Effect  of the Merger.  At the Effective Time, the effect of the Merger shall be as provided in the applicable provisions of New York Law. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, all the property, rights, privileges, powers and franchises of the Company shall vest in the Surviving Corporation, and all debts, liabilities and duties of the Company shall become the debts, liabilities and duties of the Surviving Corporation.

1.4......Certificate  of  Incorporation;  Bylaws.  At the  Effective  Time,  the
Certificate of Incorporation and Bylaws of WMAC, as in effect immediately prior to the Effective Time, shall be the Certificate of Incorporation and Bylaws of the Surviving Corporation until thereafter amended as provided by law and the Certificate of Incorporation and/or Bylaws.

1.5......Directors  and Officers. The directors of WMAC immediately prior to the
Effective Time shall be the initial directors of the Surviving Corporation, each to hold office in accordance with the Certificate of Incorporation and Bylaws of the Surviving Corporation. The officers of WMAC immediately prior to the Effective Time shall be the initial officers of the Surviving Corporation, each to hold office in accordance with the Bylaws of the Surviving Corporation.

1.6 Consideration to Be Issued; Effect on Common Stock.

(a)......By virtue of the Merger and without any action on the part of Acquiror,
WMAC, the Company or the Stockholders, at the Effective Time, the holders of shares of Company Common Stock issued and outstanding immediately prior to the Effective Time shall be entitled to receive in the aggregate such number of shares of Acquiror Common Stock (the "Merger Shares") as is equal to (i) the "Merger Consideration" (as defined in Section 1.6(d) below) less (ii) all Acquiror Option Shares (as defined in Section 1.6(c) below). Each Stockholder shall receive his or her pro rata percentage of the Merger Consideration as set forth on Schedule 1.6 annexed hereto. No fraction of a share of Acquiror Common Stock will be issued under this Section 1.6(a), but in lieu thereof each holder of shares of Company Common Stock who would otherwise be entitled to a fraction of a share of Acquiror Common Stock (after aggregating all fractional shares of Acquiror Common Stock to be received by such holder) shall receive from Acquiror an amount of cash (rounded to the nearest whole cent) equal to the product of
(i) such fraction, multiplied by (ii) the mean average closing sales price of a share of Acquiror Common Stock for the thirty (30) most recent trading days that Acquiror Common Stock has traded ending on the trading day immediately prior to the Effective Time, as reported on the Nasdaq National Market Bulletin Board (the "Closing Price").

(b)......In  addition to the  foregoing,  as  additional  Merger  Consideration,
Acquiror shall deliver the "Contingent Consideration," as defined below, if any, due and owing under Section 1.11 of this Agreement, payable as specified therein.

(c)......At  the Effective  Time, all of the then  outstanding  Company  Options shall be assumed by Acquiror in accordance with this Section 1.6(c). At the Effective Time, all Company Options granted and outstanding immediately prior to the Effective Time shall be converted and exchanged for such number of Acquiror Options as is equal to (i) the number of shares of Company Common Stock for which the unexercised portion of all such Company Options would be exercisable multiplied by (ii) the Merger Consideration per share of Company Common Stock calculated on a "Fully Diluted Basis," as defined below, as of the Effective Time (with any fraction resulting from such multiplication to be rounded down to the nearest whole number) (the "Acquiror Option Shares"). The exercise price per share of each such Acquiror Option Share shall be equal to (A) the exercise price of such Acquiror Option immediately prior to the Effective Time divided by
(B) the Merger Consideration per share of Company Common Stock calculated on a Fully Diluted Basis as of the Effective Time. Upon Acquiror's receipt of any consideration in connection with the exercise by a Stockholder of all or any portion of his Acquiror Options which were received by said Stockholder pursuant to the terms and conditions of this Agreement, Acquiror shall promptly contribute such consideration to WMAC as an additional capital contribution to be used for working capital. The term "Fully Diluted Basis" as used in this Agreement shall mean (x) the number of shares of Company Common Stock issued and outstanding as of the Effective Time plus (y) the number of shares of Company Common Stock issuable pursuant to Company Options.

(d)......As  used herein,  "Merger  Consideration"  shall mean six million eight hundred forty-eight thousand five hundred nineteen (6,848,519) shares of Acquiror Common Stock, which shares shall constitute forty percent (40%) of the issued and outstanding shares of Acquiror Common Stock immediately after giving effect to the issuance of such shares.

1.7......Adjustments to Merger Consideration.  The Merger Consideration shall be adjusted to reflect fully the effect of any such stock split, reverse split, stock dividend (including any dividend or distribution of securities convertible into Acquiror Common Stock or Company Common Stock), reorganization, recapitalization or other like change with respect to Acquiror Common Stock or Company Common Stock occurring after the date hereof and prior to the Effective Time.

1.8......Payment.   On  the  Closing  Date,  the  parties  shall  undertake  the following:

(a)......The  Stockholders  shall cause to be  delivered  to Acquiror  all share certificates representing Company Common Stock. It shall be a condition to Acquiror's obligations under Section 1.8(b) that such certificates be delivered to Acquiror and that each such surrendered certificate be properly endorsed or otherwise in proper form for transfer.

(b)......Acquiror  shall deliver to each of the  Stockholders  the Merger Shares that each such Stockholder is entitled to receive pursuant to Schedule 1.6; provided, however, that in the event Acquiror's transfer agent is unable to provide the Merger Shares to Acquiror for delivery at the Closing, Acquiror shall deliver the Merger Shares to each of the Stockholders as promptly as practicable thereafter.

1.9......Surrender   of  Certificates.   On  the  Closing  Date,  the  Surviving
Corporation shall cause to be delivered to each holder of record of a certificate or certificates (the "Certificates") which immediately prior to the Effective Time represented outstanding shares of Company Common Stock, whose shares were converted into the right to receive shares of Acquiror Common Stock (and cash in lieu of fractional shares) pursuant to Section 1.6, (i) a certificate representing the number of whole shares of Acquiror Common Stock, and (ii) payment in lieu of fractional shares which such holder has the right to receive pursuant to Section 1.6(c), and the Certificate so surrendered shall forthwith be cancelled.

1.10.....Lost,  Stolen or Destroyed Certificates.  In the event any Certificates evidencing shares of Company Common Stock shall have been lost, stolen or destroyed, Acquiror shall issue in exchange for such lost, stolen or destroyed Certificates, upon the making of an affidavit of that fact by the holder thereof, which such affidavit shall include an indemnification of Acquiror from any loss or damage that Acquiror may incur as a result of the lost, stolen or destroyed Certificates, such cash and shares of Acquiror Common Stock, if any, as may be required pursuant to Section 1.6; provided, however, that Acquiror may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed Certificates to deliver a bond in such sum as it may reasonably direct as indemnity against any claim that may be made against Acquiror with respect to the Certificates alleged to have been lost, stolen or destroyed.

1.11.....Contingent Consideration.

(a)......In  addition  to the  Merger  Consideration,  in the  event  that it is determined that (i) the "Gross Revenue," as defined below, of the Surviving Corporation for the six (6) month period ending June 30, 2001 (the "Period") equals or exceeds One Million Four Hundred Thousand and 00/100 Dollars ($1,400,000.00), and (ii) the Surviving Corporation's "Profit Margin," as defined below, on said Gross Revenue equals or exceeds five percent (5%), then Acquiror shall issue, in the aggregate, an additional number of shares of Acquiror Common Stock to the Stockholders such that immediately after giving effect to (i) the issuance of such additional shares, and (ii) the issuance of the Merger Consideration, the Stockholders shall own forty-four percent (44%) of the issued and outstanding shares of Acquiror Common Stock (the "Contingent Consideration"). All shares of Acquiror Common Stock to be issued under this
Section 1.11, if any, shall be allocated among the Stockholders in accordance with Schedule 1.6 annexed hereto.

(b)......As  used herein,  the term "Gross  Revenue" shall mean all of the gross revenue earned by the Surviving Corporation as a result of the sale of the products and services provided by the Surviving Corporation. As used herein, the term "Profit Margin" shall mean that percentage determined by dividing the "Earnings," as defined below, of the Surviving Corporation by the Gross Revenue of the Surviving Corporation. As used herein, the term "Earnings" shall mean an amount equal to the difference between (i) the Gross Revenue of the Surviving Corporation, and (ii) all direct expenses of the Surviving Corporation, before taxes, relating to the business of the Surviving Corporation; provided, however, that up to Ten Thousand and 00/100 Dollars ($10,000.00) of the expenses incurred by the Company and/or the Surviving Corporation in connection with the negotiation and consummation of this Agreement and the Merger shall not be counted as direct expenses of the Surviving Corporation for purposes of determining the amount of "Earnings" under this Section 1.11(b). Subject to clause (ii) below, Gross Revenue shall be determined in accordance with generally accepted accounting principles ("GAAP"), consistently applied. For purposes of the avoidance of doubt, (i) Gross Revenue shall be recognized on an accrual basis, and (ii) the Gross Revenue shall be calculated without giving effect to any amortization of goodwill associated with this transaction.

(c)......Acquiror  shall compute the Surviving  Corporation's  Gross Revenue and
Profit Margin for the Period and shall notify the Stockholders' Agent, as defined in Section 5.4 below, in writing, of its results on or before August 15, 2001. The Stockholders' Agent and his accountants shall have the right to review the work papers in connection with Acquiror's calculation of the Gross Revenue and Profit Margin, and shall also have the right to question the accountants that assisted Acquiror in computing the Gross Revenue and Profit Margin. If the Stockholders' Agent does not notify Acquiror of his objection to the calculation of the Gross Revenue and Profit Margin set forth in Acquiror's notice within thirty (30) days of his receipt thereof, the Stockholders shall be deemed to have accepted the calculation of Gross Revenue and Profit Margin and to have waived their respective right to object to the amount of the Contingent Consideration, if any, due and owing as a result of said Gross Revenue and Profit Margin calculation. In the event that the Stockholders' Agent shall disapprove of the Gross Revenue and Profit Margin calculation, he shall deliver to Acquiror written notice of such disapproval, which notice shall include the Stockholders' Agent's computation of Gross Revenue and Profit Margin for the Period (the "Gross Revenue and Profit Margin Disapproval Notice"), within thirty
(30) days after the disputed Gross Revenue and Profit Margin calculation is delivered to the Stockholders' Agent. In the absence of a resolution of the dispute as to the Gross Revenue and Profit Margin calculation within ten (10) days of Acquiror's receipt of the Gross Revenue and Profit Margin Disapproval Notice, the Gross Revenue and Profit Margin will be determined by an accounting firm mutually acceptable to Acquiror and the Stockholders' Agent or, in the absence of an agreement by both parties on an accounting firm, either party may pursue any legal or equitable remedy available to said party in connection with the resolution of the Gross Revenue and Profit Margin calculation. Each of Acquiror and the Stockholders' Agent shall be responsible for their own accountant and attorney fees incurred in calculating the Surviving Corporation's Gross Revenue and Profit Margin; provided, however, that (i) in the event any dispute over the computation of the Gross Revenue and Profit Margin is decided in the Stockholders' Agent's favor, Acquiror shall reimburse the Stockholders' Agent for all reasonable accountant and attorney fees incurred in connection therewith, and (ii) in the event any dispute over the computation of the Gross Revenue and Profit Margin is decided in Acquiror's favor, the Stockholders'
Agent shall reimburse Acquiror for all reasonable attorney fees incurred in connection therewith.

1.12.....Tax  Consequences.  It is intended by the Company that the Merger shall constitute a reorganization within the meaning of Section 368 of the Internal Revenue Code (the "Code"). Acquiror makes no representation that the transaction will in fact constitute a reorganization. If it does not, the Stockholders shall have no claim against Acquiror in respect thereof.

1.13.....Exemption from Registration.  The shares of Acquiror Common Stock to be issued in connection with the Merger will be issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof.

1.14.....Taking  of Necessary Action;  Further Action. If, at any time after the
Effective Time, any further action is necessary or desirable to carry out the purposes of this Agreement and to vest the Surviving Corporation with full right, title and possession to all assets, property, rights, privileges, powers and franchises of the Company, the officers and directors of the Company are fully authorized to take, and will take, all such lawful and necessary action.

1.15.....Operations  of WMAC.  Acquiror hereby  acknowledges  and agrees that it intends for the officers of WMAC, as appointed by the Board of Directors of WMAC, to control the day-to-day operations of WMAC. In connection therewith, and subject to periodic review of operating plans and annual budgets with the appropriate personnel and/or members of the Board of Directors of WMAC, the President and Chief Executive Officer of WMAC shall have control over the day-to-day  business  operations  of WMAC,  such  control  to  include,  without limitation, primary authority regarding the hiring of personnel, marketing strategy, pricing and other product and service strategies. The initial
President and Chief Executive Officer of WMAC shall be the Principal Stockholder, who shall remain the President and Chief Executive Officer of WMAC for at least the duration of the "Period," as defined in Section 1.11 above.

                                   ARTICLE II

              REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND THE
                              PRINCIPAL STOCKHOLDER

The Company and the Principal Stockholder hereby represent and warrant to Acquiror, subject to such exceptions as are specifically disclosed in the schedules supplied by the Company and the Principal Stockholder to Acquiror and dated as of the date hereof (the "Company Schedules"), as follows:

2.1......Organization  of  the  Company.  The  Company  is  a  corporation  duly organized, validly existing and in good standing under the laws of the State of New York. The Company has the corporate power to own, operate and lease its properties and to carry on its business as it is now being conducted. The Company is duly qualified or licensed to conduct its business and is in good standing as a foreign corporation in each jurisdiction in which the failure to be so qualified would have, or would reasonably be expected to have, a material adverse effect on the business assets (including intangible assets), financial condition, results of operations, liabilities or prospects of the Company (hereinafter referred to as a "Material Adverse Effect"). A true and correct copy of the Company's Certificate of Incorporation and Bylaws, each as amended to date, have been delivered to Acquiror.

2.2......Company Capital Structure.

(a)......The  authorized  capital stock of the Company consists solely of twenty million (20,000,000) shares of Company Common Stock. As of the date hereof, there are nine million three hundred thirty-one thousand nine hundred three (9,331,903) shares of Company Common Stock issued and outstanding. All of the shares of Company Common Stock are held of record by the Stockholders, with the addresses of record and in the amounts set forth on Schedule 2.2(a). All outstanding shares of Company Common Stock are duly authorized, validly issued, fully paid and non-assessable and are not subject to preemptive rights created by statute, by the Certificate of Incorporation or Bylaws of the Company, or by any agreement to which the Company is a party or by which it is bound.

(b)......Except as set forth on Schedule 2.2(b), there are no options, warrants, calls, rights, commitments or agreements of any character, written or oral, to which the Company is a party or by which it is bound obligating the Company to issue, deliver, sell, repurchase or redeem, or cause to be issued, delivered, sold, repurchased or redeemed, any shares of the capital stock of the Company or obligating the Company to grant, extend, accelerate the vesting of, change the price of, otherwise amend or enter into any such option, warrant, call, right, commitment or agreement.

2.3......Subsidiaries.  Except as set forth on Schedule  2.3, the Company has no subsidiaries, partners or joint venturers.

2.4......Authority; Ownership of Company Common Stock.

(a)......The  Company has all requisite  corporate  power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The vote required of the Stockholders to duly approve the Merger and this Agreement is a majority of all outstanding capital stock entitled to vote. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Company. The Company's Board of Directors has unanimously approved the Merger and this Agreement. This Agreement has been duly executed and delivered by the Company and constitutes a valid and binding obligation of the Company, enforceable in accordance with its terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting enforcement of creditors' rights generally, and
(ii) as limited by laws relating to availability of specific performance, injunctive relief or other equitable remedies. Except as set forth on Schedule 2.4, the execution and delivery and performance of this Agreement by the Company does not, and as of the Effective Time, will not, conflict with, or result in any violation of, or default under (with or without notice or lapse of time, or both), or give rise to a right of termination, cancellation or acceleration of any obligation or loss of any benefit under (x) any provision of the Certificate of Incorporation or Bylaws of the Company, or (y) any mortgage, indenture, lease, license, contract or other agreement or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to the Company or its properties or assets. No consent, waiver, approval, order or authorization of, or registration, declaration or filing with, any court, administrative agency or commission or other federal, state, county, local or foreign governmental authority, instrumentality, agency or commission or any third party is required by or with respect to the Company in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, except for (A) the filing of the requisite Merger documents with the New York Department of State, and (B) any consents, waivers, authorizations, filings, approvals and registrations set forth on Schedule 2.4.

(b)......The  Principal  Stockholder  has all requisite right to enter into this
Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by the Principal Stockholder and, assuming the due and valid execution and delivery of this Agreement by the other parties hereto, constitutes a legal, valid and binding obligation of the Principal Stockholder enforceable in accordance with its terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting enforcement of creditors' rights generally, and (ii) as limited by laws relating to availability of specific performance, injunctive relief or other equitable remedies. The execution and delivery of this Agreement by the Principal Stockholder does not conflict with, or result in any violation of, or default under (with or without notice or lapse of time, or both), or give rise to a right of termination, cancellation or acceleration of any obligation or loss of any benefit under any mortgage, indenture, lease, contract or other agreement or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to the Company or the Principal Stockholder or their respective properties or assets.

(c)......Each Stockholder has good and marketable title to the shares of Company
Common Stock owned by such Stockholder as shown on Schedule 2.2(a), free and clear of any and all adverse claims, security interests and/or encumbrances whatsoever.

2.5......No  Undisclosed  Liabilities.  Except as set forth in  Schedule  2.5 or
Schedule 2.8(a), the Company does not have any liability, indebtedness, obligation, expense, claim, deficiency, guaranty or endorsement of any type, whether accrued, absolute, contingent, matured, unmatured or otherwise (whether or not required to be reflected in financial statements in accordance with
GAAP).

2.6......No  Changes.  Except as set forth in Schedule  2.6,  since  December 1,
2000, there have been no material changes in the financial condition, assets, liabilities, business or results of operations of the Company, other than changes in the ordinary course of business which in the aggregate have not been materially adverse and other than general business conditions affecting companies engaged in the same industry in the United States.

2.7......Tax  and Other  Returns and  Reports.  The Company has timely filed all federal and state income tax returns required to be filed and will timely file all income tax returns required to be filed on or before the Closing Date. All such tax returns are or will be correct in all material respects and all taxes due and payable in accordance with such returns shall have been timely paid.

2.8......Financial Information.

(a)......Financial  Statements.  The Company has delivered to Acquiror  complete and  accurate  copies  of the  financial  statements  of the  Company  listed on
Schedule  2.8(a)  (collectively,  the  "Financial  Statements").  The  Financial
Statements: (i) are in accordance with the Company's books and records, and (ii) fairly present the assets, liabilities (including reserves) and financial position of the Company as of the respective dates of the Financial Statements and the results of operations and changes in cash flows for the periods referred to therein.

..........(b)......Projections  and Forecasts.  Each of the projections delivered to Acquiror prior to the date hereof, copies of which are set forth in Schedule 2.8(b), represents in all material respects the reasonable good faith estimates of the Company as of the date thereof.

2.9......Title to Properties; Absence of Liens and Encumbrances.

(a)......Except  as set  forth in  Schedule  2.9(a),  the  Company  owns no real property, nor has it ever owned any real property. Schedule 2.9(a) sets forth a list of all real property currently, or at any time in the past, leased by the Company, the name of the lessor, the date of the lease and each amendment thereto and, with respect to any current lease (collectively, the "Company Leases"), the aggregate annual rental and other fees payable under each Company Lease. All such current Company Leases are in full force and effect, are valid and effective in accordance with their respective terms, and there is not, under any of such leases, any existing default or event of default (or event which with notice or lapse of time, or both, would constitute a default).

(b)......The  Company  has good and  valid  title to or,  in the case of  leased properties and assets, valid leasehold interests in, all of its tangible properties and assets, real, personal and mixed, used or held for use in its business, free and clear of any liens, except as reflected in the financial statements of the Company or in Schedule 2.9(b) and except for liens for taxes not yet due and payable and such imperfections of title and encumbrances, if any, which are not material in character, amount or extent, and which do not materially detract from the value, or materially interfere with the present use, of the property subject thereto or affected thereby.

2.10.....Litigation.  Except as set forth in Schedule 2.10,  there is no action, suit or proceeding of any nature pending or threatened against the Company, its properties or any of its officers or directors, in their respective capacities as such. Except as set forth in Schedule 2.10, to the knowledge of the Company and the Principal Stockholder, there is no investigation pending or threatened against the Company, its properties or any of its officers or directors by or before any governmental entity. Schedule 2.10 sets forth, to the extent known, with respect to any pending or threatened action, suit, proceeding or investigation, the forum, the parties thereto, the subject matter thereof and the amount of damages, claims or other remedy requested. No governmental entity has at any time challenged or questioned the legal right of the Company to conduct its business in the present manner or style thereof.

2.11.....Insurance.  The  Company  maintains  valid  and  enforceable  insurance policies (which term shall also include any fidelity bonds) covering the assets, business, equipment, properties and operations of the Company, and such insurance policies, which are identified in Schedule 2.11, contain provisions which are reasonable and customary in the Company's industry, and there is no claim by the Company pending under any of such policies as to which coverage has been questioned, denied or disputed by the underwriters of such policies.

2.12.....Contracts.

(a) Material Contracts. Schedule 2.12 contains a complete and accurate list of all material agreements to which the Company is a party or by which it or any of its properties or assets are bound, and which are for the receipt or payment of an amount in excess of $1,000 per month or in excess of $5,000 in any year (collectively, the "Material Contracts"). The Material Contracts are valid and legally binding obligations of the Company and, to the knowledge of the Company, of the other parties thereto. The Material Contracts are enforceable in accordance with their terms against the Company, and, to the knowledge of the Company, against the other parties thereto. The Company (i) has not breached any Material Contract in any material respect, (ii) has not received any notice of alleged breach, and (iii) does not have knowledge of any breach by any other party. The Company has not received any notice of termination or non-renewal under any Material Contract.

(b) No Specified Contracts. The Company is not a party to or bound by any agreement, contract, obligation, nongovernmental license or commitment
(collectively, the "Contracts") of the following types: (i) collective bargaining or other labor Contracts, (ii) Contracts purporting to restrict in any way the business activities of the Company, (iii) Contracts to which any Stockholder, or any member of any Stockholder's immediate family, or any person or entity under the control, directly or indirectly, of any Stockholder, is a party, and (iv) other Contracts entered into other than in the ordinary course of business.

2.13 Compliance with Laws. The Company has complied in all material respects with, is not in material violation of, and has not received any notices of violation with respect to, any foreign, federal, state or local statute, law or regulation.

2.14 Minute Books. The minute books of the Company that have been made available to counsel for Acquiror are the only minute books of the Company and contain a reasonably accurate summary of all meetings of directors (or committees thereof) and stockholders or actions by written consent since the time of incorporation of the Company. The Company is in full compliance with all of the terms and provisions of its Certificate of Incorporation and Bylaws.

2.15 Brokers' and Finders' Fees;  Third Party  Expenses.  Except as set forth on
Schedule 2.15, the Principal Stockholder has not incurred, nor will he incur, directly or indirectly, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with this Agreement or any transaction contemplated hereby.

2.16 Employee Matters and Benefit Plans.

(a) Business Employees. Schedule 2.16(a) lists all current employees of the Company (the "Employees"), stating their hourly rates of compensation or base salaries, their total compensation paid or to be paid for the current fiscal year, their job titles and job descriptions, their social security numbers, locations, vacation accrued, and the commencement dates of their employment.

(b) Employee Plans or Policies. Except as set forth on Schedule 2.16(b), there does not exist, with respect to the Employees or the Company, (i) any (A) employment contract (all Employees are "at-will" employees), (B) severance agreement or policy, (C) "employee pension benefit plan," as defined under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), (D) "multiemployer plan", as defined under ERISA, to which the Company or any of its affiliates have contributed, (E) right on the part of any former employee to be rehired prior to the hiring of any new employee, (F) obligation to provide retiree medical benefits, or (G) request for union representation, strike, or labor dispute, or (ii) except as set forth on Schedule 2.16(b), any employee benefit plan, health plan, welfare plan, bonus or deferred compensation plan, stock purchase or stock option plan, severance, vacation, sick leave or fringe benefit policy or other employee agreement, arrangement or policy.

(c) Pension Plans. The Company does not now, nor has it ever, maintained, established, sponsored, participated in, or contributed to any pension plan which is subject to Part 3 of Subtitle B of Title I of ERISA, Title IV of ERISA or Section 412 of the Code.

(d) Multiemployer Plans. At no time has the Company contributed to or been requested to contribute to any Pension Plan which is a "multiemployer plan," as defined in Section 3(37) of ERISA.

(e) Employment Matters. The Company (i) is in compliance in all material respects with all applicable foreign, federal, state and local laws, rules and regulations respecting employment, employment practices, terms and conditions of employment and wages and hours, in each case, with respect to all of its current, former or retired employees, officers or directors ("Employees"), (ii) has withheld all amounts required by law or by agreement to be withheld from the wages, salaries and other payments to Employees, (iii)except as set forth in
Schedule 2.16(e), is not liable for any arrears of wages or any taxes or any penalty for failure to comply with any of the foregoing, and (iv) is not liable for any payment to any trust or other fund or to any governmental or administrative authority, with respect to unemployment compensation benefits, social security or other benefits or obligations for Employees (other than routine payments to be made in the normal course of business and consistent with past practice).

(f) Labor. No work stoppage or labor strike against the Company is pending or, to the knowledge of the Principal Stockholder, threatened. Except as set forth in Schedule 2.16(f), the Company is not involved in or, to the knowledge of the Principal Stockholder, threatened with, any labor dispute, grievance or litigation relating to labor, safety or discrimination matters involving any Employee, including, without limitation, charges of unfair labor practices or discrimination complaints, which, if adversely determined, would, individually or in the aggregate, have a material adverse effect on the Company. The Company has not engaged in any unfair labor practices within the meaning of the National Labor Relations Act which would, individually or in the aggregate, directly or indirectly result in a liability to the Company. The Company is not presently, nor has it been in the past, a party to, or bound by, any collective bargaining agreement or union contract with respect to Employees and no collective bargaining agreement is being negotiated by the Company.

2.17 Intellectual Property. Schedule 2.17 contains a complete and accurate list of the "Intellectual Property," as defined below, of the Company. Except as set forth on Schedule 2.17, (i) the Compay's right, title and interest in the Intellectual Property as owner or, subject to the terms of any applicable license, as licensee, is valid, enforceable and uncontested, and is free and clear of all claims, liens, pledges, security interests or other similar rights (except to the extent any of the Intellectual Property is licensed to the Company), (ii) all computer software and databases used by the Company are owned by or properly licensed to the Company and, to the Company's knowledge, all of the Company's uses of such computer software and databases are authorized under such licenses, (iii) to the Company's knowledge, there are no infringements, unlawful uses or defaults by any third party under any license or other agreement with respect to the Intellectual Property, and (iv) the Company is not in default of any license or other agreement, or infringing upon any rights of any third party, in its use of the Intellectual Property and the Company has not received any notice alleging any such default or infringement. For purposes of this Section 2.17, Intellectual Property shall mean all (A) registered or unregistered trademarks and tradenames, (B) registered or unregistered service marks, (C) applications for registration of trademarks, tradenames and service marks, (D) logos, (E) technology rights and licenses, and (F) computer software not otherwise available to the public generally.

2.18 Bank Accounts. Schedule 2.18 lists each bank, trust company, savings institution, brokerage firm, mutual fund or other financial institution with which the Company has an account or safe deposit box, and each credit card issued in the Company's name and the names and identification of all persons authorized to draw thereon, have access thereto or have use thereof.

2.19 Investment in Acquiror Common Stock.

(a) Suitable Investor. The Principal Stockholder (together with his financial and other advisors, if any) has such knowledge and expertise in financial and business matters that he is capable of evaluating the merits and risks of the exchange of his shares of Company Common Stock for shares of Acquiror Common Stock pursuant to this Agreement and of protecting his interests in connection therewith. The Principal Stockholder has the ability to bear the economic risk of the investment in Acquiror Common Stock.

(b) Receipt of Information. The Principal Stockholder has reviewed a copy of the SEC Documents, as defined in Section 3.4, and has had an opportunity to discuss Acquiror's business, management and financial affairs with Acquiror's management.

(c) Purchase for Own Account. The Principal Stockholder is acquiring shares of Acquiror Common Stock for his own account and not with a view to, or for resale in connection with, any distribution thereof in violation of applicable law, and the Principal Stockholder has no present intention of selling, granting any participation in, or otherwise distributing the same in violation of applicable laws. The Principal Stockholder understands that the shares of Acquiror Common Stock to be received by the Principal Stockholder pursuant to this Agreement have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act that depends upon, among other things, the bona fide nature of the Principal Stockholder's investment intent and the accuracy of his representations, warranties and covenants as expressed herein. The Principal Stockholder understands that the shares of Acquiror Common Stock to be received by him pursuant to this Agreement are characterized as "restricted securities" under the Securities Act inasmuch as they are being acquired from Acquiror in a transaction not involving a public offering and that under such laws and applicable regulations such shares may be resold without registration under the Securities Act only in certain limited circumstances. The Principal Stockholder acknowledges that the shares of Acquiror Common Stock must be held indefinitely unless subsequently registered under the Securities Act or an exemption from such registration is available. The Principal Stockholder is aware of the provisions of Rule 144 under the Securities Act which permit limited resale of shares purchased in a private placement (such as the Acquiror Common Stock issued hereunder) subject to the satisfaction of certain conditions, including the existence of a public market for the shares, the availability of certain current public information about the Acquiror, the resale occurring not less than one year after a party has purchased and paid for the security to be sold, the sale being effected through a "broker's transaction" or in transactions directly with a "market maker" (as provided by Rule 144(f) under the Securities Act) and the number of shares being sold during any three-month period not exceeding specified limitations.

(d) Legends. It is understood that each certificate representing shares of Acquiror Common Stock received by the Stockholders pursuant to this Agreement shall bear a legend substantially to the following effect (in addition to any legend required under applicable state securities laws):

"THE SHARES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED ABSENT AN EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR COMPLIANCE WITH RULE 144 PROMULGATED UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL, SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED."

2.20 Government Consents. Except as set forth on Schedule 2.20, no consent, approval, order or authorization of, or registration, declaration or filing with, any governmental entity is required by or with respect to the Principal Stockholder or the Company in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby.

2.21 Absence of Certain Changes and Events. Except as set forth in Schedule 2.21, since December 1, 2000, the Company has conducted its business only in the ordinary course of business, consistent with past practices, and there has not been any (i) damage to or destruction or loss of any asset of the Company, whether or not covered by insurance, which had a Material Adverse Effect or would, if it had not been covered by insurance, have had a Material Adverse Effect, (ii) entry into, termination of, or receipt of notice of termination of any Material Contract, (iii) sale (other than sales of inventory in the ordinary course of business), lease or other disposition of any material asset of the Company or mortgage, pledge or imposition of any encumbrance on any material asset of the Company, (iv) waiver of any claim or right having a material value to the Company, (v) change in the accounting methods used by the Company, or
(vi) agreement, whether oral or written, by the Company to do any of the foregoing.

2.22 Representations Complete. None of the representations or warranties made by the Company or the Principal Stockholder (as modified by the Company Schedules), nor any statement made in any schedule or certificate furnished by the Company and/or the Principal Stockholder pursuant to this Agreement, contains or will contain at the Closing Date any untrue statement of a material fact, or omits or will omit at the Closing Date to state any material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which made, not misleading.


                                   ARTICLE III

               REPRESENTATIONS AND WARRANTIES OF ACQUIROR AND WMAC

Acquiror represents and warrants to the Stockholders and the Company, subject to such exceptions as are specifically disclosed in the disclosure schedules supplied by Acquiror to the Company and the Stockholders and dated the date hereof (the "Acquiror Schedules"), as follows:

3.1 Organization, Standing and Power of Acquiror. Acquiror is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada. Acquiror has the corporate power to own, operate and lease its properties and to carry on its business as now being conducted. Acquiror is duly qualified or licensed to conduct its business and is in good standing as a foreign corporation in each jurisdiction in which the failure to be so qualified would have a material adverse effect on the business, assets (including intangible assets), financial condition, results of operations, liabilities or prospects of the Acquiror. Acquiror has delivered a true and correct copy of its Certificate of Incorporation and Bylaws, each as amended to date, to the Stockholders' Agent.

3.2 Authority of Acquiror. Acquiror has all requisite corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Acquiror. This Agreement has been duly executed and delivered by Acquiror and constitutes the valid and binding obligation of Acquiror, enforceable in accordance with its terms. The execution, delivery and performance of this Agreement by Acquiror do not, and as of the Effective Time, will not, conflict with, or result in any violation of, or default under (with or without notice or lapse of time or both), or give rise to a right of termination, cancellation or acceleration of any obligation or loss of any benefit under (i) any provision of the Certificate of Incorporation or Bylaws of Acquiror, or (ii) any mortgage, indenture, lease, license, contract or other agreement or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to Acquiror or its properties or assets. No consent, waiver, approval, order or authorization of, or registration, declaration or filing with, any court, administrative agency or commission or other federal, state, county, local or foreign governmental authority, instrumentality, agency or commission or any third party is required by or with respect to Acquiror in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, except for (x) the filing of the requisite Merger documents with the New York Department of State, and (y) the consents, waivers, authorizations, filings, approvals and registrations set forth on Schedule 3.2.

3.3 Capital Structure of Acquiror.

(a) The authorized stock of Acquiror consists solely of (i) one hundred million (100,000,000) shares of Acquiror Common Stock, par value $.001 per share, and
(ii) five million (5,000,000) shares of preferred stock, par value $.001 per share, of which five hundred thousand (500,000) shares are designated Series One Preferred Stock. As of the date hereof, there are ten million two hundred seventy-two thousand seven hundred seventy-nine (10,272,779) shares of Acquiror Common Stock, no shares of preferred stock and no shares of Series One Preferred Stock issued and outstanding.

(b) The shares of Acquiror Common Stock to be issued in connection with this Agreement, when issued, will be duly authorized, validly issued, fully paid and nonassessable.

3.4 SEC Documents; Acquiror Financial Statements. Acquiror has furnished or made available to the Company true and complete copies of all reports or registration statements filed by it with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act") for all periods since December 31, 1999, all in the form so filed (all the foregoing being collectively referred to as the "SEC Documents"). As of their respective filing dates, the SEC Documents complied in all material respects with the requirements of the Exchange Act and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading, except to the extent corrected by a document subsequently filed with the SEC.

3.5 No Material Adverse Change. Except as set forth in Schedule 3.5, since the date of the balance sheet included in Acquiror's most recently filed report on Form 10-Q, Acquiror has conducted its business in the ordinary course and there has not occurred (i) any material adverse change in the financial condition, liabilities, assets or business of Acquiror, (ii) any amendment or change in the Certificate of Incorporation or Bylaws of Acquiror, or (iii) any damage to, destruction or loss of any assets of Acquiror (whether or not covered by insurance) that has or may materially and adversely effect the financial condition or business of Acquiror.

3.6 Litigation. Except as set forth in Schedule 3.6 and the SEC Documents, there is no action, suit or proceeding of any nature pending or threatened against Acquiror, its properties or any of its officers or directors, in their respective capacities as such. Except as set forth in Schedule 3.6 and the SEC Documents, there is no investigation pending or threatened against Acquiror, its properties or any of its officers or directors by or before any governmental entity. Schedule 3.6 and the SEC Documents set forth, to the extent known, with respect to any pending or threatened action, suit, proceeding or investigation, the forum, the parties thereto, the subject matter thereof and the amount of damages, claims or other remedy requested. No governmental entity has at any time challenged or questioned the legal right of Acquiror to conduct its business in the present manner or style thereof.

3.7 Compliance with Laws. Acquiror has complied in all material respects with, is not in material violation of, and has not received any notices of violation with respect to, any foreign, federal, state or local statute, law or regulation.

3.8 Brokers' and Finders'  Fees;  Third Party  Expenses.  Except as set forth on
Schedule 3.8, Acquiror has not incurred, nor will it incur, directly or indirectly, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with this Agreement or any transaction contemplated hereby. Schedule 3.8 sets forth the principal terms and conditions of any agreement, written or oral, with respect to such fees.

3.9 Organization, Standing and Power of WMAC. WMAC is a corporation duly organized, validly existing and in good standing under the laws of the State of New York. WMAC is a newly formed entity and has not yet conducted any business. WMAC is duly qualified or licensed to conduct its business and is in good standing as a foreign corporation in each jurisdiction in which the failure to be so qualified would have a material adverse effect on the business, assets (including intangible assets), financial condition, results of operations, liabilities or prospects of the Surviving Corporation. Acquiror has delivered a true and correct copy of WMAC's Certificate of Incorporation and Bylaws, each as amended to date, to the Company.

3.10 Authority of WMAC. WMAC has all requisite corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of WMAC. This Agreement has been duly executed and delivered by WMAC and constitutes the valid and binding obligation of WMAC, enforceable in accordance with its terms. The execution and delivery and performance of this Agreement by WMAC do not, and as of the Effective Time, will not, conflict with, or result in any violation of, or default under (with or without notice or lapse of time, or both), or give rise to a right of termination, cancellation or acceleration of any obligation or loss of any benefit under (i) any provision of the Certificate of Incorporation or Bylaws of WMAC, or (ii) any mortgage, indenture, lease, license, contract or other agreement or instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to WMAC or its properties or assets. No consent, waiver, approval, order or authorization of, or registration, declaration or filing with, any court, administrative agency or commission or other federal, state, county, local or foreign governmental authority, instrumentality, agency or commission or any third party is required by or with respect to WMAC in connection with the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby, except for (x) the filing of the requisite Merger documents with the New York Department of State, and (y) the consents, waivers, authorizations, filings, approvals and registrations set forth on Schedule 3.10.

3.11 Capital Structure of WMAC. The authorized capital stock of WMAC consists solely of two hundred (200) shares of common stock, no par value per share, of which ten (10) shares are issued and outstanding as of the date hereof. Acquiror holds 100% of the issued and outstanding common stock of WMAC.

3.12 Representations Complete. None of the representations or warranties made by Acquiror or WMAC (as modified by the Acquiror Schedules), nor any statement made in any schedule or certificate furnished by Acquiror or WMAC pursuant to this Agreement, contains or will contain at the Effective Time any untrue statement of any material fact, or omits or will omit at the Effective Time to state any material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which made, not misleading.


                                   ARTICLE IV

                              ADDITIONAL AGREEMENTS

4.1 Sale of Shares; Stockholder Matters.

(a) Sale of Shares. The parties hereto acknowledge and agree that the Acquiror Common Stock issuable to the Stockholders shall constitute "restricted securities" within the meaning of the Securities Act. The certificates for shares of Acquiror Common Stock to be issued hereunder shall bear appropriate legends to identify such privately placed shares as being restricted under the Securities Act and to comply with applicable state securities laws. It is acknowledged and understood that Acquiror is relying upon certain written representations made by the Principal Stockholder.

(b) Additional Assurances. At the request of Acquiror, the Principal Stockholder shall execute and deliver to Acquiror such instruments and do and perform such acts and things as may be necessary or desirable for complying with all applicable securities laws and state corporate laws.

4.2 Access to Information.

(a) The Company shall afford to Acquiror and its accountants, counsel and other representatives, reasonable access during normal business hours during the period prior to the Closing Date to (i) all of its properties, books, contracts, commitments and records, and (ii) all other information concerning its business, properties and personnel (subject to restrictions imposed by applicable law) as Acquiror may reasonably request. No information or knowledge obtained in any investigation pursuant to this Section 4.2(a) shall affect or be deemed to modify any representation or warranty contained herein or the conditions of the parties to consummate the transactions contemplated herein.

(b) Acquiror shall afford to the Company and its accountants, counsel and other representatives, reasonable access during normal business hours during the period prior to the Closing Date to (i) all of its properties, books, contracts, commitments and records, and (ii) all other information concerning its business, properties and personnel (subject to restrictions imposed by applicable law) as the Company may reasonably request. No information or knowledge obtained in any investigation pursuant to this Section 4.2(b) shall affect or be deemed to modify any representation or warranty contained herein or the conditions of the parties to consummate the transactions contemplated herein.

4.3 Confidentiality. It is understood that the respective businesses of the Acquiror and the Company, and all matters related thereto, are of a confidential nature. Prior to the date hereof, there may have been revealed, and on or after the date hereof there may be revealed, to Acquiror and its affiliates or representatives, on the one hand, or to the Company or the Principal Stockholder and their respective affiliates and representatives, on the other, "Confidential Information," as defined below, concerning the business of Acquiror or the business of the Company. In consideration for and as an additional inducement to the parties to execute, deliver and perform this Agreement, each of the parties hereto hereby agrees that, following the termination of this Agreement or any other failure of the transactions contemplated herein to be consummated, neither party shall divulge or appropriate for their own use, or for the use of any third party, any Confidential Information of the other party. As used herein, the term "Confidential Information" means the following oral or written information relating to each party's business: know-how, technology, inventions, designs, methodologies, trade secrets, patents, secret processes and formulae, information relating to the development, research, testing, manufacturing, marketing, sales, distribution and uses of products, sources of supplies, budgets and strategic plans, the identity and special needs of customers, plants and other properties, and any other information which may give the party who received such Confidential Information an opportunity to obtain an advantage over its competitors who do not know or use such information; provided, however, that the term "Confidential Information" shall not include (i) any such information that, prior to its use or disclosure by any party hereto, can be shown to have been in the public domain or generally known or available to customers, suppliers or competitors of the business of Acquiror or the Company, as the case may be, through no breach of the provisions of this Section 4.3 or other non-disclosure covenants that were executed for the benefit of Acquiror or the Company, as the case may be, (ii) any such information that, prior to its use or disclosure by any party hereto was rightfully in the receiving party's possession, without violation of the provisions of this Section 4.3 or other non-disclosure covenants that were executed for the benefit of Acquiror or the Company, as the case may be, or (iii) any such information that, prior to its use or disclosure by Acquiror or the Company, as the case may be, was developed by such party without violation of the provisions of this Section 4.3 or other non-disclosure covenants that were executed for the benefit of Acquiror or the Company, as the case may be. The parties hereto hereby acknowledge and agree that the breach by any of the parties hereto of the restrictive covenant contained in this Section 4.3 would cause irreparable injury to the other party and that the remedy at law for any such breach would be inadequate. As a result, each of the parties hereto hereby covenants, agrees and consents that, in addition to any other available remedy, temporary and permanent injunctive relief may be granted in any proceeding which may be brought by any party to this Agreement to enforce the restrictive covenant set forth above without necessity of proof that any other remedy at law is inadequate and without being required to post a bond or other security therefor.

4.4 Expenses. Whether or not the transactions contemplated herein are consummated, (i) all fees and expenses incurred by Acquiror or WMAC, including without limitation all legal, accounting, financial, advisory, consulting and all other fees and expenses of third parties ("Third Party Expenses"), in connection with the negotiation and effectuation of the terms and conditions of this Agreement and the transactions contemplated hereby, shall be the obligation of Acquiror, and (ii) all fees and expenses incurred by the Company or the Principal Stockholder, including without limitation all Third Party Expenses, in connection with the negotiation and effectuation of the terms and conditions of this Agreement and the transactions contemplated hereby, shall be assumed by the Surviving Corporation in connection with the Merger.

4.5 Public Disclosure. Prior to the Effective Time, no disclosure (whether or not in response to an inquiry) of the subject matter of this Agreement shall be made by or on behalf of any party to this Agreement unless approved in advance in writing by Acquiror and the Stockholders' Agent, as defined in Section 5.4 below, unless otherwise required by law or by any governmental agency.

4.6 Intentionally left blank.

4.7 Intentionally left blank.

4.8 Intentionally left blank.

4.9 Registration of Merger Shares. Acquiror hereby covenants and agrees that it shall be a condition precedent to any "Significant Event," as defined below, for the Stockholders to receive the same consideration per share of Acquiror Common Stock that the Stockholder would have received if the shares of Acquiror Common Stock issued hereunder had been duly registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended. As used herein, the term "Significant Event" shall mean any transaction pursuant to which (i) Acquiror is merged with and into another entity pursuant to which Acquiror is not the surviving entity, or (ii) a change of "control," as defined below, of Acquiror occurs. As used herein, the term "control" shall mean the possession of the power to elect the majority of the members of the Board of Directors of Acquiror through the ownership of voting securities in Acquiror.

4.10 Spin-Off of WMAC. Each of the parties to this Agreement acknowledges and agrees that the Board of Directors of WMAC and the Board of Directors of Acquiror shall vote in favor of the "spin off" of WMAC from Acquiror, unless the Principal Stockholder agrees to the contrary, if a nationally recognized investment banking firm determines that the ability of WMAC to raise additional capital is being inhibited as a result of its position as a subsidiary corporation of Acquiror and forwards a written notice of such determination to WMAC and Acquiror. In such event, each holder of Acquiror Common Stock immediately prior to the "spin-off" shall receive one (1) share of the common stock of WMAC (the "WMAC Common Stock") for each share of Acquiror Common Stock owned by said holder. In furtherance of the foregoing, the respective Board of Directors and stockholders of WMAC and Acquiror shall take any and all actions necessary to authorize and issue that number of shares of WMAC Common Stock necessary to effect the foregoing.

4.11 Board of Directors of Acquiror. Simultaneous with the Effective Time, the Board of Directors of Acquiror will be reconstituted to a board consisting of five (5) directors, of which three (3) shall be designed by Acquiror and two (2) shall be designated by the Board of Directors of Newco; provided, however, that in the event the Board of Directors of Acquiror is reconstituted at any time or from time to time following the Effective Date to a board consisting of more or less than five (5) directors, the Board of Directors of Newco shall at all times have the right to designate at least twenty-five percent (25%) of the directors of the Board of Directors of Acquiror. In furtherance thereof, the Board of Directors and stockholders of Acquiror shall take any and all actions deemed necessary to amend the Bylaws of Acquiror to effectuate the foregoing.

     4.12 Capitalization of WMAC; Payment to the Principal Stockholder. Upon request by WMAC, Acquiror shall capitalize WMAC with up to Nine Hundred Thousand and 00/100 Dollars ($900,000.00) in working capital, less the amount of any and all funds previously loaned or advanced by the Company by Acquiror; provided, however, that prior to the Effective time Acquiror shall capitalize WMAC with an amount equal to Fifty-Five Thousand and 00/100 Dollars ($55,000.00) (the "Capitalization Amount"), exclusive of any and all funds previously loaned or advanced to the Company by Acquiror. Each of the parties to this Agreement hereby acknowledges and agrees that (i) the Capitalization Amount, together with an amount equal to Seventy Thousand and 00/100 Dollars ($70,000.00) of the remaining working capital funds to be provided by Acquiror hereunder shall be paid by WMAC to the Principal Stockholder as reimbursement for amounts previously advanced to the Company by the Principal Stockholder, and (ii) any and all funds previously loaned or advanced to the Company by Acquiror as of the Effective Time shall be treated as advances of working capital and shall not constitute sums due and owing from the Company to Acquiror, notwithstanding the terms and conditions of any letter of credit, promissory note or other debt instrument to the contrary.

     4.13 Additional Documents and Further Assurances. Each party hereto, at the request of any other party hereto, shall execute and deliver such other instruments and do and perform such other acts and things as may be necessary or desirable for effecting completely the consummation of this Agreement and the Merger contemplated hereby.

                                    ARTICLE V

                                 INDEMNIFICATION

5.1 Indemnification. The parties hereby agree to the following indemnification rights and obligations.

(a) The Principal Stockholder agrees to indemnify, defend and hold harmless Acquiror and WMAC and their respective officers, directors, employees, advisors and consultants, from and against any and all "Damages," as defined below, arising out of any misrepresentation or breach of or default in connection with any of the representations, warranties, covenants and agreements given or made by the Company and/or the Principal Stockholder in this Agreement, the Company Schedules or any exhibit or schedule to this Agreement; provided, however, that, in the absence of fraud or an intentional breach of the representations or warranties of the Company and/or the Principal Stockholder hereunder, (i) the liability of the Principal Stockholder for indemnification obligations payable under this Section 5.1 with respect to breaches of the representations and warranties made by the Company and/or the Principal Stockholder in this Agreement shall not exceed an amount equal to the sum of the Merger Consideration and any Contingent Consideration actually received by the
Stockholders, and (ii) the Principal Stockholder shall have no obligation to indemnify Acquiror or WMAC until Acquiror and/or WMAC have incurred Damages in excess of $100,000, in which event Acquiror and/or WMAC shall only be entitled to recover the Damages in excess of $100,000. Notwithstanding any provision to the contrary contained herein, the limitations on the Principal Stockholder's indemnification obligations under this Section 5.1(a) shall not apply to the Principal Stockholder's breach of any of his post-Closing covenants under this Agreement, if any.

(b) Acquiror hereby agrees to indemnify, defend and hold harmless the Stockholders and the Company, its officers, directors and employees, from and against any and all Damages arising out of any misrepresentation or breach of or default in connection with any of the representations, warranties, covenants and agreements given or made by Acquiror or WMAC in this Agreement, or any exhibit or schedule to this Agreement; provided, however, that, in the absence of fraud or an intentional breach of the representations or warranties of Acquiror and/or WMAC hereunder, (i) the liability of Acquiror for indemnification obligations payable under this Section 5.1 with respect to breaches of the representations and warranties made by Acquiror and/or WMAC in this Agreement shall not exceed an amount equal to the sum of the Merger Consideration and the Contingent Consideration, and (ii) Acquiror shall have no obligation to indemnify the Stockholders or the Company until the Company and/or the Stockholders have incurred Damages in excess of $100,000, in which event the Stockholders and/or the Company shall only be entitled to recover the Damages in excess of $100,000. Notwithstanding any provision to the contrary contained herein, the limitations on Acquiror's indemnification obligations under this Section 5.1(b) shall not apply to Acquiror's breach of any of its post-Closing covenants under this Agreement, including without limitation any and all of Acquiror's payment obligations under this Agreement, such as, but not limited to, (A) Acquiror's obligation to pay any Contingent Consideration to the Stockholders, (B)
Acquiror's obligation to contribute to WMAC any consideration received by Acquiror in connection with the exercise by a Stockholder of all or any portion of his Acquiror Options received by said Stockholder pursuant to the terms and conditions of this Agreement, in accordance with the provisions of Section
1.6(c) above, and (C) Acquiror's obligation to capitalize WMAC with the Capitalization Amount and any and all additional amounts requested by WMAC pursuant to the terms and conditions of Section 4.12 above.

(c) Notwithstanding the foregoing, Acquiror and the Stockholders agree that, except for claims regarding (i) the delivery of the Merger Consideration, (ii) any equitable remedy necessitated by a breach of Section 4.3, or (iii) a claim for specific performance in accordance with Section 6.7, that the indemnification under this Article shall be the sole and exclusive remedy of the parties for breaches of this Agreement.

(d) For purposes of this Article, the term "Damages" shall mean the net after-tax consequences (after giving effect to any insurance proceeds to the extent said proceeds are applicable to any claim for indemnification under this
Section 5.1), of any and all losses, costs, damages, liabilities, expenses arising from claims, demands, actions and causes of action, including without limitation reasonable legal fees, whether from a third party or otherwise.

5.2 Indemnification Procedures.

(a) Promptly upon obtaining knowledge of any claim, event, statement of facts or demand which has given rise to, or could give rise to, a claim for indemnification hereunder, the party seeking indemnification under Section 5.1(a) or 5.1(b), as applicable (in either case, the "Indemnified Party"), shall give written notice of such claim or demand (a "Notice of Claim") to the party from which indemnification is sought (the "Indemnifying Party") setting forth the amount of such claim. The Indemnified Party shall furnish to the Indemnifying Party in reasonable detail, such information as it may have with respect to said claim, including any third party claim (a "Third Party Claim") (including copies of any summons, complaint or other pleading which may have been served on it and any written claim, demand, invoice, billing or other document evidencing or asserting the same). No failure or delay by the Indemnified Party in the performance of the foregoing shall reduce or otherwise affect the obligation of the Indemnifying Party to indemnify and hold the Indemnified Party harmless, except to the extent that such failure or delay shall have adversely affected the Indemnifying Party's ability to defend against, settle or satisfy any liability, damage, loss, claim or demand for which indemnification is sought hereunder.

(b) The Indemnifying Party shall be entitled to assume and have the sole control over the defense and settlement of such action or claim by delivering written notice of such intention within ten (10) days of the date the Indemnifying Party is deemed to have received the Notice of Claim. In the event that such notice is not delivered to the Indemnifying Party, the Indemnifying Party shall be deemed not to have assumed control over the defense and settlement of the action. If the Indemnifying Party does not assume control over the defense of such claim in accordance with the foregoing provisions, the Indemnified Party shall have the right to assume and have sole control over the defense and settlement of that claim, in which case the Indemnifying Party shall pay all reasonable costs and expenses of such defense or settlement. The Indemnified Party shall conduct such defense in good faith and shall have the right to settle the matter without the prior written consent of the Indemnifying Party.

(c) In the event the Indemnifying Party elects to assume control over the defense of any such action in accordance with the foregoing provisions, (i) the Indemnified Party shall be entitled to participate in the defense of that claim and, in connection therewith, to employ counsel at its own expense, (ii) the Indemnifying Party shall not be liable to the Indemnified Party for any legal fees, costs and expenses incurred by the Indemnified Party in connection with the defense thereof after the date on which the Indemnifying Party notifies the Indemnified Party of its election, (iii) the Indemnified Party shall cooperate fully with the Indemnifying Party in such defense, and (iv) without the prior written consent of the Indemnified Party, which consent shall not be unreasonably withheld, the Indemnifying Party shall not consent to the entry of any judgment or enter into any settlement that requires any action by the Indemnified Party other than the payment of money.

(d) For purposes of this Section 5.2, the Notice of Claim shall be deemed delivered (i) on the third business day after the date of the postmark on the registered or certified mail containing the Notice of Claim, or (ii) if the Notice of Claim is personally delivered, on the date of such personal delivery.

5.3 Recovery of Indemnification Obligations. The parties hereto acknowledge and agree that Acquiror's and WMAC's sole recourse to recover for its rights to indemnification under Section 5.1(a) above shall be limited to the return by each Stockholder of the number of shares of Acquiror Common Stock sufficient to satisfy such Stockholder's pro rata portion of the indemnified claim. In addition, the Stockholders hereby acknowledge and agree that their sole recourse to recover for their respective rights to indemnification under Section 5.1(b) above shall be limited to the issuance of a number of shares of Acquiror Common Stock (all of which shall be issued subject to the restrictions set forth in Section 2.19 above) sufficient to satisfy the Stockholders' indemnified claim or, at the election of Acquiror, a cash payment equal to the amount of such claim. In the event that the Stockholders return shares of Acquiror Common Stock to the Acquiror, or the Acquiror issues additional shares of Acquiror Common Stock to the Stockholders in accordance with the foregoing, the value of each share of Acquiror Common Stock to be returned or issued, as the case may be, shall be determined based upon the average closing sales price of a share of Acquiror Common Stock for the thirty (30) day period ending on the day immediately prior to the date that it is determined that the indemnified claim is valid.

5.4 Stockholders' Agent.

(a) S. Patrick Martin shall be and hereby is constituted and appointed as agent and attorney in fact (the "Stockholders' Agent") for and on behalf of the
Company and each of the Stockholders to give and receive notices and communications, to authorize delivery to Acquiror of Acquiror Common Stock or other property in satisfaction of indemnification claims under this Article VII, to object to such deliveries, to agree to, negotiate, enter into settlements and compromises of, and demand arbitration and comply with orders of courts and awards of arbitrators with respect to such claims, and to take all actions necessary or appropriate in the judgment of the Stockholders' Agent for the accomplishment of the foregoing. Such agency may be changed by the holders of a majority in interest of the Merger Shares owned by the Stockholders from time to time upon not less than ten (10) days' prior written notice to Acquiror. No bond shall be required of the Stockholders' Agent, and the Stockholders' Agent shall receive no compensation for his services. Notices or communications to or from the Stockholders' Agent shall constitute notice to or from the Company and each of the Stockholders.

(b) The Stockholders' Agent shall not be liable to the Stockholders for any act done or omitted hereunder as the Stockholders' Agent while acting in good faith and in the exercise of reasonable judgment, and any act done or omitted pursuant to the advice of counsel shall be conclusive evidence of such good faith. The Stockholders shall severally indemnify the Stockholders' Agent and hold him harmless against any loss, liability or expense incurred without gross negligence or bad faith on the part of the Stockholders' Agent and arising out of or in connection with the acceptance or administration of his duties hereunder.

5.5 Actions of the Stockholders' Agent. A decision, act, consent or instruction of the Stockholders' Agent shall constitute a decision of all Stockholders and shall be final, binding and conclusive upon the Company and each such Stockholder, and Acquiror and WMAC may rely upon any decision, act, consent or instruction of the Stockholders' Agent as being the decision, act, consent or instruction of the Company and each and every such Stockholder. Acquiror and WMAC are hereby relieved from any liability to any person for any acts done by them in accordance with such decision, act, consent or instruction of the Stockholders' Agent.

                                   ARTICLE VI
                               GENERAL PROVISIONS

6.1 Survival of Representations, Warranties and Agreements. All representations, warranties, covenants and agreements in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the consummation of the Merger; provided, however, that all representations, warranties, covenants and agreements to be performed or complied with prior to the Effective Time shall terminate twelve (12) months after the Effective Time.

6.2 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally or by commercial delivery service, or mailed by registered or certified mail (return receipt requested) or sent via facsimile (with acknowledgment of complete transmission) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

                  (a)      if to Acquiror or WMAC, to:

                           CGI Holding Corporation
                           8400 Brookfield Avenue
                           Brookfield, Illinois  60513
                           Attention:  Mr. John Giura, President
                           Facsimile: (708) 387-2599

                           with a copy to:

                           GoodSmith, Gregg & Unruh
                           300 South Wacker
                           Suite 3100
                           Chicago, Illinois  60606
                           Attention:  Marilee C. Unruh, Esq.
                           Facsimile:  (312) 322-0056

                  (b)      if to the Company or the Principal Stockholder, to:

                           World Mall, Inc.
                           630 Davis Drive
                           Suite 140
                           Morrisville, North Carolina  27560
                           Attention:  Mr. S. Patrick Martin, President
                                            and Chief Executive Officer
                           Facsimile:  (919) 433-3030

                           with a copy to:

                           Harris Beach LLP
                           130 East Main Street
                           Rochester, New York  14604
                           Attention:  Patrick J. Dalton, Esq.
                           Facsimile:  (716) 955-4965


6.3 Table of Contents; Headings. The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

6.4 Entire Agreement; Assignment. This Agreement, the Schedules and Exhibits hereto, and the documents and instruments and other agreements referenced herein among the parties hereto (i) constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof, (ii) are not intended to confer upon any other person any rights or remedies hereunder, and (iii) shall not be assigned by operation of law or otherwise.

6.5 Severability. In the event that any provision of this Agreement or the application thereof becomes or is declared by a court of competent jurisdiction to be illegal, void or unenforceable, the remainder of this Agreement will continue in full force and effect and the application of such provision to other persons or circumstances will be interpreted so as to reasonably effect the intent of the parties hereto. The parties further agree to replace such void or unenforceable provision of this Agreement with a valid and enforceable provision that will achieve, to the extent possible, the economic, business and other purposes of such void or unenforceable provision.

6.6 Rules of Construction. The parties hereto agree that they have been represented by counsel during the negotiation and execution of this Agreement and, therefore, waive the application of any law, regulation, holding or rule of construction providing that ambiguities in an agreement or other document will be construed against the party drafting such agreement or document.

6.7 Specific Performance. The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof in any court of the United States or any state having jurisdiction, this being in addition to any other remedy to which they are entitled at law or in equity.

6.8 Waivers. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof, nor shall any such waiver constitute a continuing waiver unless otherwise expressly provided in such waiver.

6.9 Amendment. In compliance with applicable law, this Agreement may be amended by the parties hereto at any time by execution of an instrument in writing signed on behalf of each of the parties hereto.

6.10 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, regardless of the laws that might otherwise govern under applicable principles of conflicts of laws thereof.

6.11 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement and shall become effective when one or more counterparts have been signed by each of the parties, it being understood that all parties need not sign the same counterpart.

IN WITNESS WHEREOF, Acquiror, the Company and the Stockholders have caused this Agreement to be signed as of the date first written above.

CGI HOLDING CORPORATION

By: __________________________
John Giura, President

WORLD MALL ACQUISITION CORPORATION

By: __________________________
S. Patrick Martin, President


WORLD MALL, INC.

By:  __________________________
S. Patrick Martin, President and Chief Executive
Officer

STOCKHOLDERS:

___________________________
S. Patrick Martin

_________________________________
Kristen Albright

_________________________________
Richard H. Albright, Jr.

_________________________________
Sandra Cansaul

_________________________________
Shannon Cansaul

_________________________________
Arunas Chesonis

CORE BUSINESS SOLUTIONS

By: ___________________________
Title: ___________________________

________________________________
Patrick J. Dalton

_________________________________
Thomas A. DeSimon

Lucia Ann Dwyer, as Joint Tenant with a Right of Survivorship with Thomas Dwyer

________________________________
Thomas Dwyer,  as Joint Tenant with a Right of
Survivorship with Lucia Ann Dwyer

_________________________________
Laura J. Flynn, as Joint Tenant with a Right of Survivorship with Terrance P. Flynn

_________________________________
Terrance  P.  Flynn,  as Joint  Tenant with a
Right of Survivorship with Laura J. Flynn

_________________________________
Elizabeth F. Fogarty

_________________________________
Francis M. Fogarty

_________________________________
Karen Fogarty

_________________________________
Prem N. Gupta, as Joint Tenant with a Right of
Survivorship with Rama R. Gupta

_________________________________
Rama R. Gupta, as Joint Tenant with a Right of
Survivorship with Prem N. Gupta

_________________________________
Edwin Hufsmith

_________________________________
Benton Kendig

________________________________
Chadd Lomoglio

_________________________________
James A. Martin

_________________________________
Michael J. Masino

________________________________
Nicholas Masterpole, Jr.

_________________________________
Christopher Moss

_________________________________
Daniel J. Moore

_________________________________
Archie Neisz

OXFORD GROUP ASSOCIATES

By: _____________________________
Title: _____________________________

_________________________________
Joseph D. Picciotti

_________________________________
Justin M. Rapp

_________________________________
Shari Tenzer-Urtz

_________________________________
Hugh R. Thomas

EXHIBIT 7.

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

2.2 Directors of the Company. Section 1.5 of the Merger Agreement is hereby deleted and replaced by the following language:

"1.5 Directors and Officers. During the period that the Principal Stockholder serves as the Chief Executive Officer of the Surviving Corporation, the Board of Directors of the Surviving Corporation shall consist of the Principal Stockholder, the Chief Executive Officer of Acquiror (the "Acquiror CEO"), and an additional person who is designated by the Acquiror CEO in a written Notice of Designation delivered to the Principal Stockholder and who is not disapproved by the Principal Stockholder in a written Notice of Disapproval (which Notice of Disapproval shall set forth, in reasonable detail, a good faith reason for such disapproval) delivered to the Acquiror CEO within five (5) business days following the receipt by the Principal Stockholder of such Notice of Designation (the "Third Director"), provided that if the Acquiror CEO has successively so designated three other persons to serve as the Third Director but all of such designees have been so disapproved by the Principal Stockholder, then and in such event the Third Director shall be appointed by a majority vote of the independent members of the Board of Directors of Acquiror. During any period that the Principal Stockholder does not serve as the Chief Executive Officer of the Surviving Corporation, the Board of Directors of the Surviving Corporation shall consist of the Acquiror CEO and two additional persons designated by the Acquiror CEO. The officers of WMAC immediately prior to the Effective Time shall be the initial officers of the Surviving Corporation, each to hold office in accordance with the Bylaws of the Surviving Corporation."

2.4 Contingent Consideration. Section 1.11 of the Merger Agreement is hereby deleted.

2.5 Operations of WMAC. Section 1.15 of the Merger Agreement is hereby deleted and replaced by the following language:

"1.15 Operations of the Surviving Corporation. The Principal Stockholder and Acquiror mutually acknowledge and agree that they intend for the Principal
Stockholder, as the President and Chief Executive Officer of the Surviving Corporation, to manage and control the day-to-day operations of the Surviving Corporation pursuant to the Principal Stockholder's Employment Agreement and the Bylaws of the Surviving Corporation, but subject to the overall control of the Board of Directors of the Surviving Corporation. Without limiting the generality of the foregoing:

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

It is expressly acknowledged and agreed by Acquiror that nothing in this Section
1.15 is intended to prohibit, restrict or limit the Principal Stockholder, in his capacity as the President and Chief Executive Officer of the Surviving Corporation, from causing the Surviving Corporation to disburse some or all of the so-called "free cash flow" of the Surviving Corporation to satisfy in full any obligations of the Surviving Corporation for which the Principal Stockholder is a guarantor; rather, the Principal Stockholder is expressly authorized to cause the Surviving Corporation to make such disbursements for such purpose."

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

(b) 2002-2004 Base Compensation. Section 4(a) of the Employment Agreement is hereby deleted and replaced with the following language:

"(a) For the period from January 1, 2002 through and including December 31, 2002, an annual base compensation in an amount equal to One Hundred Fifty Thousand Dollars ($150,000.00) per annum; For the period from January 1, 2003 through and including December 31, 2003, an annual base compensation in an amount equal to One Hundred Sixty Thousand Three Hundred Five Dollars and Thirty-Five Cents ($160,305.35) per annum; For the period from January 1, 2004 through and including December 31, 2004, an annual base compensation in an amount equal to One Hundred Eighty-Three Thousand Two Hundred Six Dollars and Eleven Cents ($183,206.11) per annum; and"

(c)  2002-2004  Bonus  Compensation  Percentage.   Sections  4(b)(i),  4(b)(ii),
4(b)(iii) and 4(b)(iv) of the Employment Agreement are hereby deleted and replaced with the following language:

"(i) for the period from and after the date of this Agreement through and including December 31, 2001, zero percent (0%) of Employee's base compensation amount for that period;

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

4.5 Legends. Every certificate representing any of the Giura Shares, and every certificate representing any of the Martin Shares, shall be endorsed with the following conspicuous legend:

"The shares represented by this certificate are subject to the terms of a Settlement Agreement dated as of February 25, 2002, and an irrevocable proxy executed and delivered pursuant thereto, copies of which are on file at the office of the Company."

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

CGI HOLDING CORPORATION



By________________________________
Gerard M. Jacobs, President and CEO

WORLD MALL, INC.

By________________________________
S. Patrick Martin, President and CEO

__________________________________
S. Patrick Martin in his individual capacity and in his capacity as the Stockholders' Agent under the Merger Agreement as defined above


__________________________________
John Giura

__________________________________
Gerard M. Jacobs

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

Dated:  February 25, 2002                   _________________________
                                                              John Giura

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

Dated:  February 25, 2002                   _________________________
                                             S. Patrick Martin

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

Date of                     Number of Strike Price      Vesting     Expiration
Issuance   Grantee            Shares    Per Share         Date*        Date*

2-25-2002 Andrew Beal          56,585   $ 0.27         2-25-2003     2-25-2007
2-25-2002 Mark Camphaug         7,455   $ 0.27         2-25-2003     2-25-2007
2-25-2002 Thomas M. Dwyer IV   33,147   $ 0.27         2-25-2003     2-25-2007
**  -2002 Mike Lobb            41,431   $  ***         2-25-2003     2-25-2007
2-25-2002 Chadd Lomoglio       33,147   $ 0.27         2-25-2003     2-25-2007
2-25-2002 S. Patrick Martin   200,000   $ 0.27         2-25-2003     2-25-2007
2-25-2002 Yvette C. McGreen     3,315   $ 0.27         2-25-2003     2-25-2007
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

Date of   Potential       Number of  Strike Price     Vesting     Expiration
Issuance  Grantee          Shares*    Per Share        Date***        Date***

2-__-2003 Andrew Beal         56,585   $__ **       __ 2-__-2004    2-__-2007
2-__-2004 Andrew Beal         56,585   $__ **       __ 2-__-2005    2-__-2007
2-__-2005 Andrew Beal         56,585   $__ **       __ 2-__-2006    2-__-2007
2-__-2003 Mark Camphaug        7,455   $__ **       __ 2-__-2004    2-__-2007
2-__-2004 Mark Camphaug        7,455   $__ **       __ 2-__-2005    2-__-2007
2-__-2005 Mark Camphaug        7,455   $__ **       __ 2-__-2006    2-__-2007
2-__-2003 Thomas M. Dwyer IV  33,147   $__ **       __ 2-__-2004    2-__-2007
2-__-2004 Thomas M. Dwyer IV  33,147   $__ **       __ 2-__-2005    2-__-2007
2-__-2005 Thomas M. Dwyer IV  33,147   $__ **       __ 2-__-2006    2-__-2007
2-__-2003 Mike Lobb ****      41,431   $__ *       *__ 2-__-2004    2-__-2007
2-__-2004 Mike Lobb ****      41,431   $__ **       __ 2-__-2005    2-__-2007
2-__-2005 Mike Lobb ****      41,431   $__ **       __ 2-__-2006    2-__-2007
2-__-2003 Chadd Lomoglio      33,147   $__ **       __ 2-__-2004    2-__-2007
2-__-2004 Chadd Lomoglio      33,147   $__ **       __ 2-__-2005    2-__-2007
2-__-2005 Chadd Lomoglio      33,147   $__ **       __ 2-__-2006    2-__-2007
2-__-2003 Yvette C. McGreen    3,315   $__ **       __ 2-__-2004    2-__-2007
2-__-2004 Yvette C. McGreen    3,315   $__ **       __ 2-__-2005    2-__-2007
2-__-2005 Yvette C. McGreen    3,315   $__ **       __ 2-__-2006    2-__-2007
____________________


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

EXHIBIT 8.

IRREVOCABLE PROXY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, being the holder of 3,597,988________________shares of the voting capital stock (the "Shares") of CGI Holding Corporation (the "Corporation"), does hereby constitute and appoint Gerard M. Jacobs, and any successor-in-interest to Gerard M. Jacobs, as his proxy, with respect to those Shares held by the undersigned, pursuant to the terms and conditions of the Settlement Agreement, as defined below, to attend meetings of the shareholders of said Corporation, with full power to vote and act for the undersigned and in his name, place and stead, in the same manner, to the extent, and with the same effect as if the undersigned were personally present thereat, and to express consent or dissent on his behalf, solely with respect to those issues set forth in the Settlement Agreement, giving said Gerard M. Jacobs and any successor-in-interest to Gerard M. Jacobs full power of substitution and revocation.

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

Any proxy or proxies heretofore given by the undersigned to any person or persons whatsoever are hereby revoked.


Dated:  February  25, 2002
_/s/ S.  Patrick  Martin
S. Patrick Martin


Sworn to before me this 25th
day of February, 2002:


/s/ Erika C. Hayes-Gower
Notary Public
[Seal]

My commission expires:  4/3/06

EXHIBIT 9

IRREVOCABLE PROXY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned, being the holder of 2,500,000________________shares of the voting capital stock (the "Shares") of CGI Holding Corporation (the "Corporation"), does hereby constitute and appoint Gerard M. Jacobs, and any successor-in-interest to Gerard M. Jacobs, as his proxy, with respect to those Shares held by the undersigned, pursuant to the terms and conditions of the Settlement Agreement, as defined below, to attend meetings of the shareholders of said Corporation, with full power to vote and act for the undersigned and in his name, place and stead, in the same manner, to the extent, and with the same effect as if the undersigned were personally present thereat, and to express consent or dissent on his behalf, solely with respect to those issues set forth in the Settlement Agreement, giving said Gerard M. Jacobs and any successor-in-interest to Gerard M. Jacobs full power of substitution and revocation.

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


Dated:  February 25, 2002
/s/ John Giura
John Giura


Sworn to before me this 25th
day of February, 2002:


/s/ Cheryl Goldberg
Notary Public
[Seal]

My commission expires:  7/12/02

EXHIBIT 10.

                               PURCHASE AGREEMENT


THIS PURCHASE AGREEMENT is dated as of September 4, 2002 (this Agreement) by and between GMP, L.L.C., an Indiana limited liability corporation (Purchaser), CGI Holding Corporation, a Nevada corporation ("Seller"), Safe Environment Corp. of Indiana (the "Company"), and John Giura.

                              W I T N E S S E T H :

WHEREAS, Seller is the record and beneficial owner of all of the issued and outstanding shares of Common Stock (the "Stock) of the Company, and Seller has a contractual interest (the "Interest") in Acadian Builders, LLC, a Missouri limited liability company ("Acadian");

WHEREAS, Seller desires to sell the Stock and the Interest to Purchaser upon the terms and conditions set forth below, and Purchaser desires to purchase the Stock and the Interest from Seller upon the terms and conditions set forth below.

NOW, THEREFORE, in consideration of the mutual benefits to be derived and the representations and warranties, conditions and promises herein contained, and intending to be legally bound hereby, the parties hereto hereby agree as follows:

                                    ARTICLE 1
                  SALES AND PURCHASES; SECURITY; EFFECTIVE DATE

1.1 Sale and Purchase of the Stock. At the Closing, Seller shall sell, transfer, assign and deliver unto Purchaser and its successors and assigns forever, and Purchaser shall purchase, all of Seller's rights, title and interest in the Stock, for the following purchase price paid as follows:

(a) At the Closing, all inter-company loans and receivables between Seller and the Company shall be cancelled;

(b) At the Closing, the ownership of those certain Installment Notes totaling an aggregate of $235,000 payable by two officers of the Company shall be assigned and transferred by Seller to the Company;

(c) At the Closing, Purchaser shall pay Seller an amount (the "Closing Date Payment") by cash, certified check or wire transferred funds, calculated as follows: (i) Seventy-Five Thousand Dollars ($75,000), minus (ii) the aggregate amount of all funds transferred from the Company to Seller during the period between June 10, 2002 and the Closing ("Paydowns by the Company"), plus (iii) one-half (50%) of the aggregate interest ("Interest on the CIB Note") paid by Seller to CIB Marine Capital LLC during the period between June 10, 2002 and the Closing, pursuant to that certain Promissory Note dated April 29, 2002, in the original principal amount of $400,000 (the "CIB Note"); and

(d) On or before November 30, 2002, Purchaser shall pay Seller One Hundred Seventy-Five Thousand Dollars ($175,000), payable by cash, certified check or wire transferred funds (the "Post-Closing Payment").

1.2 Sale and Purchase of the Interest. At the Closing, Seller shall sell, transfer, assign and deliver unto Purchaser and its successors and assigns forever, and Purchaser shall purchase, all of Seller's rights, title and interest in the Interest, for a purchase price of Four Hundred Seventy Thousand Dollars ($470,000), payable by Promissory Note in the form of Exhibit A attached hereto and hereby made a part hereof (the "Note").

1.3 Security. At the Closing, Purchaser shall pledge and assign the Stock and the Interest to Seller, as security for the full and timely payment of the Post-Closing Payment, the CIB Interest Reimbursements (defined below), the CIB Loan Fees Reimbursement (defined below), and the Note, pursuant to a Pledge Agreement in the form of Exhibit B attached hereto and hereby made a part hereof (the "Pledge Agreement").

1.4 Effective Date. Seller and Purchaser hereby agree that the sales and purchases of the Stock and of the Interest hereunder shall be deemed to be effective as of 12:01 AM on September 1, 2002.

                                    ARTICLE 2
                          ASSIGNMENT OF ESCROW PROCEEDS

2.1 The Escrow. Reference is hereby made to that certain Escrow Agreement (the "Escrow Agreement") dated April 30, 2002 between the Company, as named Principal, and Contract Operations Planning, Inc., as Escrowee (the "Escrowee"), and to that certain Escrow (the "Escrow") established thereunder.

2.2 Acknowledgement of $200,000 Owed to Seller. Purchaser hereby acknowledges and agrees that Two Hundred Thousand Dollars ($200,000) of the funds held by the Escrowee in the Escrow is owned by and owed to Seller.

2.3 Payment of $200,000 to Seller Out of the Escrow. Reference is hereby made to that certain letter agreement dated August 6, 2002 between the Company, as named Principal, the Escrowee and Seller, pursuant to which letter agreement the Escrowee will disburse $200,000 from the Escrow to Seller, prior to any distribution by the Escrowee from the Escrow to the Company (the "$200,000 Payment Out of the Escrow"). The Company hereby acknowledges and agrees that said letter agreement shall remain in full force and effect notwithstanding the execution of this Agreement.

2.4 Payment of Interest on the CIB Note. The Company and Purchaser hereby agree that during the period from the Closing until the date that Seller has received the full $200,000 Payment Out of the Escrow (the "Date of Full $200,000 Payment Out of the Escrow"):

(a) the Company and Purchaser shall pay Seller, in immediately available funds delivered by the Company and Purchaser to Seller on the due date of each payment of Interest on the CIB Note, an amount sufficient to pay all interest due and payable on $200,000 of the principal of the CIB Note ("CIB Interest Reimbursements");

(b) the Company and Purchaser shall pay Seller, in immediately available funds delivered by the Company and Purchaser to Seller on the date of maturity of the CIB Note, or on such earlier date as the CIB Note is paid in full, one-half (50%) of all loan fees then due and payable on the CIB Note (the "CIB Loan Fees Reimbursement"); and

(c) if the Date of Full $200,000 Payment Out of the Escrow has not occurred by April 29, 2003, then Seller, the Company, Purchaser and John Giura each shall take all such actions as shall be needed to ensure that the maturity date of the CIB Note is extended at least until the Date of Full $200,000 Payment Out of the Escrow.

                                    ARTICLE 3
                    REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

3.1 Organization. Seller is a duly organized corporation, validly existing and in good standing under the laws of the State of Nevada and has full corporate power and authority to perform this Agreement.

3.2 Authorization. The execution and delivery of this Agreement by Seller and the performance of its obligations hereunder have been duly authorized by the directors of Seller and no other corporate action or approval by Seller is necessary for the execution, delivery or performance of this Agreement by Seller.

3.3  No  Finders  or  Brokers.  Seller  has  not  entered  into  any  agreement, arrangement or understanding with any person which could result in the obligation to pay any finder's fee, brokerage commission, advisory fee or similar payment in connection with this Agreement or the transactions contemplated hereby.

3.4 No Registration. Neither the sale of the Stock nor the sale of the Interest has been registered under any federal or state securities or blue sky laws.

EXCEPT FOR THE REPRESENTATIONS AND WARRANTIES EXPRESSLY SET FORTH IN SECTIONS 3.1, 3.2, 3.3 AND 3.4 ABOVE, SELLER MAKES NO EXPRESS OR IMPLIED REPRESENTATIONS, WARRANTIES OR COVENANTS OF ANY KIND OR NATURE WHATSOEVER REGARDING: THE COMPANY; THE STOCK; THE COMPANY'S MANAGEMENT, ASSETS, LIABILITIES OR BUSINESS; THE COMPANY'S FINANCIAL RESULTS OR PROSPECTS; ACADIAN; THE INTEREST; ACADIAN'S MANAGEMENT, ASSETS, LIABILITIES OR BUSINESS; ACADIAN'S FINANCIAL RESULTS OR PROSPECTS; OR ANY OTHER MATTER CONCERNING THE COMPANY OR ACADIAN.

THE STOCK AND THE INTEREST ARE BEING SOLD ON AN "AS IS, WHERE IS, BUYER BEWARE" BASIS. THE RESPONSIBILITY FOR ANY AND ALL SO-CALLED "DUE DILIGENCE"
INVESTIGATION OF THE COMPANY, THE STOCK, ACADIAN AND THE INTEREST IS ENTIRELY UPON PURCHASER .

                                    ARTICLE 4
                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller as follows:

4.1 Organization. Purchaser is a duly organized limited liability company, validly existing and in good standing under the laws of the State of Indiana and has full corporate power and authority to perform this Agreement, the Note and the Pledge Agreement.

4.2 Authorization. The execution and delivery of this Agreement, the Note and the Pledge Agreement by Purchaser and the performance of its obligations hereunder and thereunder have been duly authorized by the members of Purchaser and no other action or approval by Purchaser is necessary for the execution, delivery or performance of this Agreement, the Note and the Pledge Agreement by Purchaser.

4.3 No  Finders  or  Brokers.  Purchaser  has not  entered  into any  agreement, arrangement or understanding with any person which could result in the obligation to pay any finder's fee, brokerage commission, advisory fee or similar payment in connection with this Agreement or the transactions contemplated hereby.

4.4 No Registration. Neither the sale of the Stock nor the sale of the Interest has been registered under any federal or state securities or blue sky laws.

4.5 Investment Intent. Purchaser is acquiring the Stock and the Interest for investment purposes, and not with a view to the resale or distribution thereof; Purchaser has the knowledge and sophistication to evaluate a purchase of the Stock and the Interest; the Chairman of Seller and the President of the Company are members of Purchaser, and have had unlimited access to all material information regarding the Stock and the Interest, and without limiting the foregoing Purchaser has had access to all information regarding Company and the Interest that Purchaser has requested and has had the unlimited opportunity to ask questions regarding the financial, business, legal and other aspects of the Company and the Interest and such other matters that Purchaser has deemed material to its investment decision; and Purchaser will not dispose of the Stock or the Interest without compliance with all applicable federal and state securities laws.

4.6 EXCLUSION OF WARRANTIES. PURCHASER EXPRESSLY ACKNOWLEDGES AND AGREES THAT EXCEPT FOR THE REPRESENTATIONS AND WARRANTIES EXPRESSLY SET FORTH IN SECTIONS 3.1, 3.2, 3.3 AND 3.4 ABOVE, SELLER HAS MADE NO EXPRESS OR IMPLIED
REPRESENTATIONS,  WARRANTIES  OR  COVENANTS  OF ANY  KIND OR  NATURE  WHATSOEVER
REGARDING: THE COMPANY; THE STOCK; THE COMPANY'S MANAGEMENT, ASSETS, LIABILITIES OR BUSINESS; THE COMPANY'S FINANCIAL RESULTS OR PROSPECTS; ACADIAN; THE INTEREST; ACADIAN'S MANAGEMENT, ASSETS, LIABILITIES OR BUSINESS; ACADIAN'S FINANCIAL RESULTS OR PROSPECTS; OR ANY OTHER MATTER CONCERNING THE COMPANY OR ACADIAN.

4.7 SALE ON "AS IS, WHERE IS, BUYER BEWARE" BASIS. PURCHASER EXPRESSLY ACKNOWLEDGES AND AGREES THAT THE STOCK AND THE INTEREST ARE BEING SOLD ON AN "AS IS, WHERE IS, BUYER BEWARE" BASIS, AND THAT THE RESPONSIBILITY FOR ANY AND ALL SO-CALLED "DUE DILIGENCE" INVESTIGATION OF THE COMPANY, THE STOCK, ACADIAN AND THE INTEREST IS ENTIRELY UPON PURCHASER .

4.8 WAIVER OF CONFLICTS OF INTEREST. PURCHASER EXPRESSLY ACKNOWLEDGES AND AGREES THAT JOHN GIURA IS CURRENTLY BOTH THE CHAIRMAN OF SELLER AND A MEMBER OF PURCHASER, THAT ANTHONY PAGANELLI IS CURRENTLY BOTH THE PRESIDENT OF THE COMPANY AND A MEMBER OF PURCHASER, AND THAT JEFF MCKERNAN IS CURRENTLY BOTH AN EMPLOYEE OF THE COMPANY AND A MEMBER OF PURCHASER. PURCHASER EXPRESSLY ACKNOWLEDGES AND AGREES THAT IN SPITE OF THESE CONFLICTS OF INTEREST, PURCHASER WAIVES ANY AND ALL CLAIMS AND AGAINST SELLER, JOHN GIURA, ANTHONY PAGANELLI OR JEFF MCKERNAN IN THE EVENT ANY PROVISIONS OF THIS AGREEMENT, THE NOTE OR THE PLEDGE AGREEMENT FAVOR SELLER OVER PURCHASER, OR IF ANY PROVISIONS FAVORABLE TO PURCHASER ARE OMITTED FROM THIS AGREEMENT, THE NOTE OR THE PLEDGE AGREEMENT.

                                    ARTICLE 5
                                    COVENANTS

5.1 Pre-Closing Operation of the Company. Prior to the Closing, Seller shall cause the Company to be operated in the ordinary course of business, other than in regard to Paydowns by the Company.

5.2 Post-Closing Access by Seller. After the Closing, Purchaser shall cause the Company to cooperate with Seller to the extent reasonably requested by Seller, and to make available to Seller and its accountants all financial, insurance, tax and other information (including reasonable access to books and records) of the Company with respect to any fiscal period of the Company ending on or prior to the Closing Date to the extent requested by Seller or its accountants in connection with any audit or other investigation by any taxing authority, or in connection with the preparation by Seller or its accountants of quarterly and annual SEC filings, tax returns or any other reports or submissions to any governmental entity required to be made by Seller. Purchaser shall cause the Company to preserve all such information, including without limitation, the books and records of the Company, for at least six (6) years after the Closing Date.

5.3 Further Deliveries. Seller and Purchaser each shall sign and deliver any and all other documents and agreements as are reasonably required in order to effect the transactions contemplated hereby.

                                    ARTICLE 6
                              CONDITIONS OF CLOSING

6.1 Conditions of Obligations of Purchaser. The obligation of Purchaser to consummate the purchase of the Stock and the Interest pursuant to this Agreement is subject to the satisfaction of the following conditions, any of which may be waived by Purchaser:

(a) Representations and Warranties; Performance of Obligations. The representations and warranties of Seller set forth in Article 3 hereof and in all agreements, documents and instruments executed and delivered pursuant hereto or in connection with the Closing shall have been and be true and correct in all material respects as of the date hereof and as of the Closing Date as though made on and as of the Closing Date. Seller shall have performed in all material respects the agreements and obligations necessary to be performed by Seller under this Agreement prior to the Closing Date.

(b) No Injunction. No preliminary or permanent injunction or order that would prohibit or restrain the consummation of the transactions contemplated hereunder shall be in effect and no governmental entity or other person shall have commenced or threatened to commence an action or proceeding seeking to enjoin the consummation of such transactions or to impose liability on the parties hereto in connection therewith.

(c) Deliveries. Purchaser shall have received:

(i) certificate(s) representing the Stock accompanied by duly executed stock powers.

6.2 Conditions of Obligations of Seller. The obligations of Seller to consummate the sale and purchase under this Agreement are subject to the satisfaction of the following conditions, each of which may be waived by Seller:

(a) Representations and Warranties; Performance of Obligations. The representations and warranties of Purchaser set forth in Article 4 hereof and in all agreements, documents and instruments executed and delivered pursuant hereto or in connection with the Closing shall have been and be true and correct in all material respects as of the date hereof and as of the Closing Date as though made on and as of the Closing Date. Purchaser shall have performed in all material respects the agreements and obligations necessary to be performed by it under this Agreement prior to the Closing Date.

(b) No Injunction. No preliminary or permanent injunction or order that would prohibit or restrain the consummation of the transactions contemplated hereunder shall be in effect and no governmental entity or other person shall have commenced or threatened to commence an action or proceeding seeking to enjoin the consummation of such transactions or to impose liability on the parties hereto in connection therewith.

(c) Deliveries. Seller shall have received:

(i) the Closing Date Payment;

(ii) the executed Note (Exhibit A);

(iii) the executed Pledge Agreement (Exhibit B);

(iv) certificate(s) representing the Stock accompanied by duly executed stock powers; and

(v) the executed Acknowledgement of Pledge Agreement (Exhibit C).

                                    ARTICLE 7
                    CLOSING DATE AND TERMINATION OF AGREEMENT

7.1 Closing Date. The closing for the consummation of the purchases and sales contemplated by this Agreement (the Closing) shall, unless another date or place is agreed to in writing by Seller and Purchaser, take place at the corporate offices of Seller at 300 N. Mannheim Road, Hillside, Illinois on the date (the Closing Date) on which each condition set forth in Article 6 is satisfied or waived.

7.2 Termination of Agreement. This Agreement may be terminated and abandoned at any time prior to the Closing Date:

(a) By mutual consent of Purchaser and Seller; or

(b) By Purchaser or Seller if the Closing for any reason whatsoever shall not have been consummated by 5:00 PM Chicago time on September 30, 2002.

7.3 Effect of Termination. In the event of termination of this Agreement as provided in Section 7.2 above, notice thereof shall be promptly given by the terminating party to the other parties and thereafter this Agreement shall forthwith become void, and there shall be no liability or obligation on the part of Purchaser or Seller whatsoever.

                                    ARTICLE 8
                                 INDEMNIFICATION

8.1 Indemnification by Seller. Subject to Section 8.3 below, Seller shall indemnify Purchaser against, and hold Purchaser harmless from, any and all loss, damage, liability, payment, and obligation, and all expenses, including without limitation reasonable legal fees (collectively Losses), incurred, suffered, sustained or required to be paid, directly or indirectly, by, or sought to be imposed upon, Purchaser after the Closing Date resulting from, related to or arising out of any inaccuracy in or breach of any of the representations, warranties or covenants made by Seller in this Agreement or in any agreement, document or instrument executed and delivered pursuant hereto or in connection with the Closing of the transactions contemplated hereunder.

8.2 Indemnification by Purchaser. Subject to Section 8.3 below, Purchaser shall indemnify Seller against, and hold Seller harmless from, any and all Losses incurred, suffered, sustained or required to be paid, directly or indirectly, by or sought to be imposed upon, Seller resulting from, related to or arising out of any inaccuracy in or breach of any of the representations, warranties or covenants made by Purchaser in this Agreement or in any agreement, document or instrument executed and delivered pursuant hereto or in connection with the Closing of the transactions contemplated hereunder.

8.3 Survival of Representations and Warranties. All representations and warranties contained herein or made pursuant hereto shall survive the Closing hereunder until the third anniversary of the Closing Date. The expiration of any representation and warranty shall not affect any claim for indemnification made prior to the date of such expiration.

                                    ARTICLE 9
                                  MISCELLANEOUS

9.1 Miscellaneous. This Agreement shall be binding upon, inure to the benefit of and be enforceable by and against the parties hereto and their respective successors and permitted assigns. This Agreement shall not be assignable by any party without the written consent of the other parties and any such purported assignment by any party without such consent shall be void. No amendment, supplement, change or waiver of any term or condition of this Agreement shall be effective unless in writing signed by all of the parties. A waiver of any breach or failure to enforce any of the terms or conditions of this Agreement shall not in any way affect, limit or waive a party's rights hereunder at any time to enforce strict compliance thereafter with every term or condition of this Agreement. Seller and Purchaser each shall bear its own legal fees and other costs and expenses with respect to the negotiation, execution and delivery of this Agreement and the consummation of the transactions hereunder. In the event that any one or more of the other provisions contained in this Agreement or any application thereof shall be invalid, illegal or unenforceable in any respect, the validity, legality or enforceability of the remaining provisions of this Agreement and any other application thereof shall not in any way be affected or impaired thereby; provided, however, that to the extent permitted by applicable law, any invalid, illegal, or unenforceable provision may be considered for the purpose of determining the intent of the parties in connection with the other provisions of this Agreement. This Agreement, which includes the Exhibits hereto and the other documents, agreements and instruments executed and delivered pursuant to this Agreement, contain the entire agreement between the parties hereto with respect to the transactions contemplated by this Agreement and supersede all prior negotiations, arrangements or understandings with respect thereto, and there are no representations, warranties, understandings or agreements with respect to the sale and purchase of the Stock and the Interest other than those expressly set forth in this Agreement. The descriptive headings of this Agreement are for convenience only and shall not control or affect the meaning or construction of any provision of this Agreement.

9.2 Notices. All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if (a) delivered personally or (b) sent by registered or certified mail, postage prepaid, or (c) sent by overnight courier with a nationally recognized courier, or (d) via facsimile confirmed in writing in any of the foregoing manners, as follows:

                           If to Seller:             Gerard M. Jacobs
                                                     c/o CGI Holding Corporation
                                                     300 N. Mannheim Road
                                                     Hillside, Illinois  60612
                                                     Facsimile:  (708) 547-0426

                           If to Purchaser: John Giura
                                                     c/o CGI Holding Corporation
                                                     300 N. Mannheim Road
                                                     Hillside, Illinois  60612
                                                     Facsimile:  (708) 544-5151

If sent by mail, notice shall be considered delivered five (5) business days after the date of mailing, and if sent by any other means set forth above, notice shall be considered delivered upon receipt thereof. Any party may by notice to the other parties change the address to which notice or other communications to it are to be delivered or mailed.

9.3 Governing Law. This Agreement shall be governed by and construed and interpreted according to the internal laws of the State of Illinois, determined without regard to conflicts of law principles. Any action, suit or other proceeding initiated by Seller or Purchaser against any other party under or in connection with this Agreement may be brought in any Federal or state court in the State of Illinois, as the party bringing such action, suit or proceeding shall elect, having jurisdiction over the subject matter thereof. Seller and Purchaser hereby submit themselves to the jurisdiction of any such court and agree that service of process on them in any such action, suit or proceeding may be effected by the means by which notices are to be given to it under this Agreement.

9.4 Third Party Rights. Notwithstanding any other provision of this Agreement, this Agreement shall not create benefits on behalf of any member or employee of Purchaser or any other person (including without limitation any broker or finder), and this Agreement shall be effective only as between the parties hereto, their successors and permitted assigns.

9.5 Public Announcements. Purchaser shall not make any public statements with respect to the transactions contemplated by this Agreement, except to the extent that Purchaser is advised in writing by counsel, in good faith, that such release or statement is required as a matter of law.

9.6 Counterparts. This Agreement may be executed in any number of counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement. Facsimile signatures shall be treated as if they were originals.

IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first above written, intending to be legally bound hereby.

                             CGI HOLDING CORPORATION

                             By________________________
                             Gerard M. Jacobs

                             GMP, L.L.C.

                             By________________________
                             John Giura

                             By________________________
                             Anthony Paganelli

                             By________________________
                             Jeff McKernan

                             SAFE ENVIRONMENT CORP. OF INDIANA

                             By________________________
                             Anthony Paganelli

                             __________________________
                             JOHN GIURA, in his individual capacity


List of Exhibits:

A - Promissory Note
B - Pledge Agreement
C - Acknowledgement of Pledge Agreement

                                    EXHIBIT A

                                 PROMISSORY NOTE
Principal Amount: $470,000

Date of Promissory Note:  September 4, 2002

PROMISE TO PAY. The undersigned, GMP, L.L.C., an Indiana limited liability company ("GMP"), for value received, hereby promises to pay to CGI HOLDING CORPORATION ("CGI"), or order, in lawful money of the United States of America, the principal amount of FOUR HUNDRED SEVENTY THOUSAND DOLLARS ($470,000), together with interest on the unpaid principal balance from the date of this Promissory Note until paid in full, at the rate of Zero Percent (0%) per annum from the date hereof through December 31, 2003, and at the rate of Six Percent (6%) per annum from January 1, 2004 until paid in full.

PAYMENT. GMP will pay this Promissory Note in accordance with the following schedule of principal payments due, plus all accrued interest not yet paid:

  Payment Date              Principal Payment Due      Remaining Principal Owed

   12/31/2002                         $35,000                    $435,000

    3/31/2003                          $35,000                    $400,000
    6/30/2003                          $35,000                    $365,000
    9/30/2003                          $35,000                    $330,000
   12/31/2003                          $35,000                    $295,000

    3/31/2004                          $35,000                    $260,000
    6/30/2004                          $35,000                    $225,000
    9/30/2004                          $35,000                    $190,000
   12/31/2004                          $35,000                    $155,000

    3/31/2005                          $35,000                    $120,000
    6/30/2005                          $35,000                    $ 85,000
    9/30/2005                          $35,000                    $ 50,000
   12/31/2005                          $50,000                    $      0

Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal. GMP will pay CGI at 300 N. Mannheim Road, Hillside, Illinois 60162, or at such other place as may be designated by CGI from time to time in writing.

PREPAYMENT. GMP may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by CGI in writing, relieve GMP of GMP's obligation to continue to make payments under the payment schedule. Rather, early payments will reduce the principal balance due. GMP agrees not to send CGI payments marked "paid in full", "without recourse", or similar language. If GMP sends such a payment, CGI may accept it without losing any of CGI's rights under this Promissory Note, and GMP will remain obligated to pay any further amount owed to CGI.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, CGI, at its option, may, if permitted under applicable law, increase the interest rate on this Promissory Note to a rate of twelve percent (12%) per annum, but not in excess of the maximum rate permitted by applicable law.

DEFAULT. GMP, Safe Environment Corp. of Indiana, an Indiana corporation ("SECO"), John Giura and Acadian Builders, L.L.C., a Missouri limited liability company, hereinafter are each referred to as a "GMP Affiliate". Each of the following shall constitute an event of default ("Event of Default") under this Promissory Note:

Payment Default: Any GMP Affiliate fails to make any payment when due under this Promissory Note or under that certain Purchase Agreement dated as of September 4, 2002, between GMP, CGI, SECO and John Giura (the "Purchase Agreement"), and such default continues for a period of five (5) days after notice from CGI.

Other Defaults: Any GMP Affiliate fails to comply with or to perform any other term, obligation, covenant or condition contained in this Promissory Note or in the Purchase Agreement, and such default continues for a period of thirty (30) days after notice from CGI.

Default in Favor of Third Parties. Any GMP Affiliate defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any GMP Affiliate's property, GMP's ability to repay this Promissory Note, or any GMP Affiliate's ability to perform its obligations under the Purchase Agreement or any related document, and such default continues for a period of thirty (30) days after notice from CGI.

False Statements. Any representation, warranty, covenant or statement made or furnished to CGI by any GMP Affiliate under this Promissory Note or the Purchase Agreement is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Dissolution or Insolvency. The dissolution or termination of any GMP Affiliate's existence as a going business, the insolvency of any GMP Affiliate, the appointment of a receiver for any part of any GMP Affiliate's property, any assignment for the benefit of creditors by any GMP Affiliate, any type of creditor workout involving any GMP Affiliate, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against any GMP Affiliate.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of any GMP Affiliate or by any governmental agency against any assets of any GMP Affiliate.

DEFAULT RIGHTS. Upon default, CGI may declare the entire unpaid principal balance of this Promissory Note and all accrued interest immediately due, and then GMP will pay that amount.

ATTORNEY'S FEES; EXPENSES. CGI may hire or pay someone else to help collect this Promissory Note if GMP defaults, and GMP shall pay the reasonable costs and expenses of such collection. This includes, subject to any limits under applicable law, CGI's attorneys' fees and CGI's legal expenses, whether or not there is a lawsuit, including attorneys' fees, expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, GMP will also pay any court costs, in addition to all other sums provided by law.

JURY WAIVER. CGI AND GMP HEREBY WAIVE THE RIGHT TO ANY JURY TRIAL IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM BROUGHT BY EITHER CGI OR GMP AGAINST THE OTHER.

GOVERNING LAW. THIS PROMISSORY NOTE WILL BE GOVERNED BY, CONSTRUED AND ENFORCED IN ACCORDANCE WITH FEDERAL LAW AND THE LAWS OF THE STATE OF ILLINOIS. THIS PROMISSORY NOTE HAS BEEN ACCEPTED BY CGI IN THE STATE OF ILLINOIS.

CHOICE OF VENUE. If there is a lawsuit, GMP agrees upon CGI's request to submit to the jurisdiction of the courts of Cook County, State of Illinois.

CONFESSION OF JUDGEMENT. GMP hereby irrevocably authorizes and empowers any attorney-at-law to appear in any court of record and to confess judgment against GMP for the unpaid amount of this Promissory Note as evidenced by an affidavit signed by an officer of CGI setting forth the amount then due, attorneys' fees plus costs of suit, and to release all errors, and waive all rights of appeal. If a copy of this Promissory Note, verified by an affidavit, shall have been filed in the proceeding, it will not be necessary to file the original as a warrant of attorney. GMP waives the right to any stay of execution and the benefit of all exemption laws now or hereafter in effect. No single exercise of the foregoing warrant and power to confess judgment will be deemed to exhaust the power, whether or not any such exercise shall be held by any court to be invalid, voidable, or void; but the power will continue undiminished and may be exercised from time to time as CGI may elect until all amounts owing on this Promissory Note have been paid in full. GMP hereby waives and releases any and all claims or causes of action which GMP might have against any attorney acting under the terms of authority which GMP has granted herein arising out of or connected with the confession of judgement hereunder.

SUCCESSOR INTERESTS. The terms of this Promissory Note shall be binding upon GMP, and upon GMP's successors and assigns, and shall inure to the benefit of CGI and its successors and assigns.

GENERAL PROVISIONS. CGI may delay or forgo enforcing any of its rights or remedies under this Promissory Note without losing them. GMP, to the extent allowed by law, waives diligence, presentment, demand for payment, protest, notice of dishonor, and notice of every other kind whatsoever. The failure of CGI to exercise any of its rights hereunder in any particular instance shall not constitute a waiver of the same or of any other right in that or any subsequent instance. CGI shall not, by any act of omission or commission, be deemed to waive any of its rights or remedies hereunder or in connection herewith unless such waiver shall be in writing and signed by CGI, and then only to the extent specifically set forth therein. A waiver of one event shall not be construed as continuing or as a bar to or a waiver of such right or remedy in regard to a subsequent event. GMP hereby represents and warrants to CGI that the amounts owed under this Promissory Note have been and will be used for business purposes.

PRIOR TO SIGNING THIS PROMISSORY NOTE, GMP READ AND UNDERSTOOD ALL OF THE PROVISIONS OF THIS PROMISSORY NOTE. GMP HEREBY AGREES TO EACH OF THE TERMS OF THIS PROMISSORY NOTE, INTENDING TO BE LEGALLY BOUND HEREBY.

GMP HEREBY ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.

GMP, L.L.C.


By_________________________                 By_________________________
         John Giura                                           Jeff McKernan


By_________________________
         Anthony Paganelli

                                    EXHIBIT B

                                PLEDGE AGREEMENT
'
THIS PLEDGE AGREEMENT (this "Agreement") dated as of September 4, 2002, is by and between GMP, L.L.C., an Indiana limited liability company ("GMP"), and CGI HOLDING CORPORATION, a Nevada corporation ("CGI").

GRANT OF SECURITY INTEREST. For valuable consideration, GMP hereby grants to CGI a security interest in the Collateral to secure the Indebtedness and agrees that CGI shall have the rights stated in this Agreement with respect to the Collateral, in addition to all other rights which CGI may have by law.

COLLATERAL DESCRIPTION. The word "Collateral" as used in this Agreement means GMP's present and future rights, title and interest in and to, together with any and all present and future additions thereto, substitutions therefor, and replacements thereof, together with any and all present and future certificates and/or instruments evidencing any stock and further together with all Income and Proceeds as described herein:

7,500 shares of common stock of Safe Environment Corp. of Indiana, an Indiana corporation

and

All of GMP's rights, title and interest in and to Acadian Builders, L.L.C.

GMP'S WAIVERS AND RESPONSIBILITIES. Except as otherwise required under this Agreement or by applicable law: GMP waives any defenses that may arise because of any action or inaction of CGI, including without limitation any failure of CGI to realize upon the Collateral or any delay by CGI in realizing upon the Collateral; and GMP agrees to remain liable for the full and timely payments of the Post-Closing Payment, of the CIB Interest Reimbursements, of the CIB Loan Fees Reimbursement, and of the Note no matter what action CGI takes or fails to take under this Agreement.

GMP'S REPRESENTATIONS AND WARRANTIES. GMP hereby represents and warrants to CGI that: (A) this Agreement is executed at GMP's request and not at the request of CGI; (B) GMP has the full right, power and authority to enter into this Agreement and to pledge the Collateral to CGI.

GMP'S WAIVERS. GMP hereby waives all requirements of presentment, protest, demand, and notice of dishonor or non-payment to GMP or any other party to the Indebtedness or the Collateral. CGI may do any of the following with respect to any obligation of GMP, without first obtaining the consent of GMP: (A) grant any extension of time for any payment, (B) grant any renewal, (C) permit any modification of payment terms or other terms, or (D) exchange or release any Collateral or other security. No such act or failure to act shall affect CGI's rights against GMP or the Collateral.

REPRESENTATIONS AND WARRANTIES WITH RESPECT TO THE COLLATERAL. GMP hereby represents and warrants to CGI that:

Ownership. GMP is the lawful owner of the Collateral free and clear of all security interests, liens, encumbrances and claims of others.

Right to Pledge. GMP has the full right, power and authority to enter into this Agreement and to pledge the Collateral.

Authority; Binding Effect. GMP has the full right, power and authority to enter into this Agreement and to grant a security interest in the Collateral to CGI. This Agreement is binding upon GMP as well as GMP's successors and assigns, and is legally enforceable in accordance with its terms. The foregoing representations and warranties, and all other representations and warranties contained in this Agreement are and shall be continuing in nature and shall remain in full force and effect until such time as this Agreement is terminated or cancelled as provided herein.

No Further Assignment. GMP has not, and shall not, sell, assign, transfer, encumber or otherwise dispose of any of GMP's rights in the Collateral except as provided in this Agreement.

No Defaults. There are no defaults existing under the Collateral, and there are no offsets or counterclaims to the same. GMP will strictly and promptly perform each of the terms, conditions, covenants and agreements, if any, contained in the Collateral which are to be performed by GMP.

No Violation. The execution and delivery of this Agreement will not violate any law or agreement governing GMP or to which GMP is a party, and its Articles of Organization and Operating Agreement do not prohibit any term or condition of this Agreement.

Right to Pledge. GMP has the full right, power and authority to enter into this Agreement and to pledge the Collateral.

APPLICATION OF CASH. At CGI's option, CGI may apply any cash, whether included in the Collateral or received as Income and Proceeds or through liquidation, sale, or retirement, of the Collateral, to the satisfaction of the Indebtedness or such portion thereof as CGI shall choose, whether or not matured.

POWER OF ATTORNEY. GMP irrevocably appoints CGI as GMP's attorney-in-fact, with full power of substitution, (a) to demand, collect, receive, receipt for, sue and recover all Income and Proceeds and other sums of money and other property which may now or hereafter become due, owing or payable in accordance with the terms of the Collateral; (b) to execute, sign and endorse any and all instruments, receipts, checks, drafts and warrants issued in payment for the Collateral; (c) to settle or compromise any and all claims arising under the Collateral, and in the place and stead of GMP, execute and deliver GMP's release and acquittance for GMP; (d) to file any claim or claims or to take any action or institute or take part in any proceedings, either in CGI's own name or in the name of GMP, or otherwise, which in the discretion of CGI may seem to be necessary or advisable; and (e) to execute in GMP's name and deliver on GMP's behalf, at the time and in the manner specified by the Collateral, any necessary instruments or documents.

PERFECTION OF SECURITY INTEREST. Upon CGI's request, GMP will deliver to CGI any and all of the documents evidencing or constituting the Collateral. When applicable law provides more than one method of perfection of CGI's security interest, CGI may choose the method(s) to be used. Upon CGI's request, GMP will sign and deliver any writings necessary to perfect CGI's security interest. If any of the Collateral consists of securities for which no certificate has been issued, GMP agrees, at CGI's option, either to request issuance of an appropriate certificate or to execute appropriate instructions on CGI's forms instructing the issuer, transfer agent, mutual fund company, or broker, as the case may be, to record on its books or records, by book-entry or otherwise, CGI's security interest in the Collateral. GMP hereby appoints CGI as GMP's irrevocable attorney-in-fact for the purpose of executing any documents necessary to perfect or to continue the security interest granted in this Agreement. This is a continuing Security Agreement and will continue in effect even though all or any part of the Indebtedness is paid in full and even though for a period of time GMP may not be indebted to CGI.

REINSTATEMENT OF SECURITY INTEREST. If payment is made by GMP, whether voluntarily or otherwise, or by any third party, on the Indebtedness and thereafter CGI is forced to remit the amount of that payment: (A) to GMP's trustee in bankruptcy or to any similar person under any federal or state bankruptcy law or law for the relief of debtors, (B) by reason of any judgment, decree or order of any court of administrative body having jurisdiction over CGI or any of CGI's property, or (C) by reason of any settlement or compromise of any claim made by CGI with any claimant (including without limitation GMP), the Indebtedness shall be considered unpaid for the purpose of enforcement of this Agreement and this Agreement shall continue to be effective or shall be reinstated, as the case may be, notwithstanding any cancellation of this Agreement or of any note or other instrument or agreement evidencing the Indebtedness and the Collateral will continue to secure the amount repaid or recovered to the same extent as if that amount never had been originally received by CGI, and GMP shall be bound by any judgment, decree, order, settlement or compromise relating to the Indebtedness or to this Agreement.

DEFAULT. GMP, Safe Environment Corp. of Indiana, an Indiana corporation ("SECO"), John Giura and Acadian Builders, L.L.C., a Missouri limited liability company, hereinafter are each referred to as a "GMP Affiliate". Each of the following shall constitute an Event of Default under this Agreement:

Payment Default. Any GMP Affiliate fails to make any payment when due under the Indebtedness, and such default continues for a period of five (5) days after notice from CGI.

Other Defaults. Any GMP Affiliate fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement, the Purchase Agreement, the Note, or in any of the Related Documents, or fails to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between CGI and any GMP Affiliate, and such default continues for a period of thirty (30) days after notice from CGI.

False Statements. Any warranty, representation or statement made or furnished to CGI by any GMP Affiliate or on behalf of any GMP Affiliate under this Agreement, the Purchase Agreement, the Note, or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Defective Collateralization. This Agreement, the Purchase Agreement, the Note, or any of the Related Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

Dissolution or Insolvency. The dissolution or termination of any GMP Affiliate's existence as a going business, the insolvency of any GMP Affiliate, the appointment of a receiver for any part of any GMP Affiliate's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against any GMP Affiliate.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of any GMP Affiliate or by any governmental agency against any Collateral securing the Indebtedness.

RIGHTS AND REMEDIES ON DEFAULT. If an Event of Default occurs under this Agreement, at any time thereafter, CGI may exercise any one or more of the following rights and remedies:

Accelerate Indebtedness. Declare all Indebtedness immediately due and payable, without notice of any kind to GMP.

Collect the Collateral. Collect any of the Collateral and, at CGI's option and to the extent permitted by applicable law, retain possession of the Collateral while suing on the Indebtedness.

Sell the Collateral. Sell the Collateral, at CGI's discretion, as a unit or in parcels, at one or more public or private sales. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, CGI shall give or mail to GMP, or any of them, notice at least ten (10) days in advance of the time and place of any public sale, or of the date after which any private sale may be made. GMP agrees that any requirement of reasonable notice is satisfied if CGI mails notice by ordinary mail addressed to GMP, or any of them, at the last address GMP has given CGI in writing. If a public sale is held, there shall be sufficient compliance with all requirements of notice to the public by a single publication in any newspaper of general circulation in the county where the Collateral is located, setting forth the time and place of sale and a brief description of the property to be sold. CGI may be a purchaser at any public sale.

Sell Securities. Sell any securities included in the Collateral in a manner consistent with applicable federal and state securities laws. If, because of restrictions under such laws, CGI is unable, or believes CGI is unable, to sell the securities in an open market transaction, GMP agrees that CGI will have no obligation to delay sale until the securities can be registered. Then CGI may make a private sale to one or more persons or to a restricted group of persons, even though such sale may result in a price that is less favorable than might be obtained in an open market transaction. Such a sale will be considered commercially reasonable. If any securities held as Collateral are "restricted securities" as defined in the Rules of the Securities and Exchange Commission (such as Regulation D or Rule 144) or the rules of state securities departments under state "Blue Sky" laws, or if GMP or any other owner of the Collateral is an affiliate of the issuer of the securities, GMP agrees that neither GMP, nor any member of GMP's family, nor any other person signing this Agreement will sell or dispose of any securities of such issuer without obtaining CGI's prior written consent.

Rights and Remedies with Respect to Investment Property, Financial Assets and Related Collateral. In addition to other rights and remedies granted under this Agreement and under applicable law, CGI may exercise any or all of the following rights and remedies: (1) register with any issuer or broker or other securities intermediary any of the Collateral consisting of investment property or financial assets (collectively herein, "investment property") in CGI's sole name or in the name of CGI's broker, agent or nominee; (2) cause any issuer, broker or other securities intermediary to deliver to CGI any of the Collateral consisting of securities, or investment property capable of being delivered;
(3) enter into a control agreement or power of attorney with any issuer or securities intermediary with respect to any Collateral consisting of investment property, on such terms as CGI may deem appropriate, in its sole discretion, including without limitation, an agreement granting to CGI any of the rights provided hereunder without further notice to or consent by GMP; (4) execute any such control agreement on GMP's behalf and in GMP's name, and GMP hereby irrevocably appoints CGI as agent and attorney-in-fact, coupled with an interest, for the purpose of executing such control agreement on GMP's behalf;
(5) exercise any and all rights of CGI under any such control agreement or power of attorney; (6) exercise any voting, conversion, registration, purchase, option, or other rights with respect to any Collateral.

Foreclosure.   Maintain  a  judicial  suit  for  foreclosure  and  sale  of  the
Collateral.

Transfer Title. Effect transfer of title upon sale of all or part of the Collateral. For this purpose, GMP irrevocably appoints CGI as GMP's attorney-in-fact to execute endorsements, assignments and instruments in the name of GMP and each of them (if more than one) as shall be necessary or reasonable.

Other Rights and Remedies. Have and exercise any or all of the rights and remedies of a secured creditor under the provisions of the Uniform Commercial Code, at law, in equity, or otherwise.

Application of Proceeds. Apply any cash which is part of the Collateral, or which is received from the collection or sale of the Collateral, to reimbursement of any expenses, including any costs for registration of securities, commissions incurred in connection with a sale, attorneys' fees and court costs, whether or not there is a lawsuit and including any fees on appeal, incurred by CGI in connection with the collection and sale of such Collateral and to the payment of the Indebtedness of GMP to CGI, with any excess funds to be paid to GMP as the interests of GMP may appear. GMP agrees, to the extent permitted by law, to pay any deficiency after application of the proceeds of the Collateral to the Indebtedness.

Election of Remedies. Except as may be prohibited by applicable law, all of CGI's rights and remedies, whether evidenced by this Agreement, the Purchase Agreement, the Note, the Related Documents, or by any other writing, shall be cumulative and may be exercised singularly or concurrently. Election by CGI to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of GMP under this Agreement, after any GMP Affiliate's failure to perform, shall not affect CGI's right to declare a default and exercise its remedies.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

Amendments. This Agreement, the Purchase Agreement, the Note, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party of parties sought to be charged or bound by the alteration or amendment.

Attorneys' Fees; Expenses. GMP agrees to pay upon demand all of CGI's costs and expenses, including CGI's attorneys' fees and CGI's legal expenses, incurred in connection with the enforcement of this Agreement. CGI may hire or pay someone else to help enforce this Agreement, and GMP shall pay the reasonable costs and expenses of such enforcement. Costs and expenses include CGI's attorneys' fees and legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. GMP also shall pay all court costs and such additional fees as may be directed by the court.

Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

Governing Law. This Agreement will be governed by, construed and enforced in accordance with federal law and the laws of the State of Illinois. This Agreement has been accepted by CGI in the State of Illinois.

Choice of Venue. If there is a lawsuit, GMP agrees upon CGI's request to submit to the jurisdiction of the courts of Cook County, State of Illinois.

No Waiver by CGI. CGI shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by CGI. No delay or omission on the part of CGI in exercising any right shall operate as a waiver of such right or any other right. A waiver by CGI of a provision of this Agreement shall not prejudice or constitute a waiver of CGI's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by CGI, nor any course of dealing between CGI and GMP, shall constitute a waiver of any CGI's rights or of any of GMP's obligations as to any future transactions. Whenever the consent of CGI is required under this Agreement, the granting of such consent by CGI in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of CGI.

Notices. Any notice required to be given under this Agreement shall be given in writing, and shall be effective when actually delivered, when actually received by facsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address.

Severability. If a court of competent jurisdiction finds any provision of this Agreement to be illegal, invalid, or enforceable as to any circumstance, that finding shall not make the offending provision illegal, invalid, or enforceable as to any other circumstance. If feasible, the offending provision shall be considered modified so that it becomes legal, valid and enforceable. If the offending provision cannot be so modified, it shall be considered deleted from this Agreement. Unless otherwise required by law, the illegality, invalidity or enforceability of any provision of this Agreement shall not affect the legality, validity or enforceability of any other provision of this Agreement.

Successors and Assigns. Subject to any limitations stated in this Agreement on transfer of GMP's interest, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns. If ownership of the Collateral becomes vested in a person other than GMP, CGI, without notice to GMP, may deal with GMP's successors with reference to this Agreement and the Indebtedness by way of forbearance or extension without releasing GMP from the obligations of this Agreement or liability under the Indebtedness.

Time is of the Essence. Time is of the essence in the performance of this Agreement.

Waiver of Trial by Jury. All parties to this Agreement hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by any party against any other party.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code:

CIB Interest Reimbursements. The term "CIB Interest Reimbursements" means the "CIB Interest Reimbursements" as defined in the Purchase Agreement.

CIB Loan Fees Reimbursement. The term "CIB Loan Fees Reimbursement" means the "CIB Loan Fees Reimbursement" as defined in the Purchase Agreement.

Income and Proceeds. The words "Income and Proceeds" mean all present and future income, proceeds, earnings, increases, and substitutions from or for the Collateral of every kind and nature, including without limitation of all payments, interest, profits, distributions, benefits, rights, options, warrants, dividends, stock dividends, stock splits, stock rights, regulatory dividends, subscriptions, monies, claims for money due and to become due, proceeds of any insurance on the Collateral, shares of stock of different par value or no par value issued in substitution or exchange for shares included in the Collateral, and all other property GMP is entitled to receive on account of such Collateral, including accounts, documents, instruments, chattel paper, and general intangibles.

Indebtedness. The word "Indebtedness" means the Post-Closing Payment, the CIB Interest Reimbursements, and the CIB Loan Fees Reimbursement owed by GMP to CGI, and all indebtedness of GMP evidenced by the Note, including all principal and accrued interest, together with all other costs and expenses for which GMP is responsible under this Agreement, the Purchase Agreement or the Note.

Note. The word "Note" means the Promissory Note dated September 4, 2002, made by GMP and payable to CGI in the principal amount $470,000, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of, and substitutions for such Promissory Note.

Post-Closing Payment. The term "Post-Closing Payment" means the "Post-Closing Payment" as defined in the Purchase Agreement.

Purchase Agreement. The term "Purchase Agreement" means that certain Purchase Agreement dated as of September 4, 2002, by and between CMP, CGI, SECO and John Giura.

Related  Documents.  The words "Related  Documents"  mean all promissory  notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

GMP HAS READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS PLEDGE AGREEMENT AND AGREES TO ITS TERMS, INTENDING TO BE LEGALLY BOUND HEREBY.

GMP, L.L.C.

By___________________                       By___________________
         John Giura                                           Jeff McKernan

By___________________
         Anthony Paganelli

                                    EXHIBIT C

                       ACKNOWLEDGEMENT OF PLEDGE AGREEMENT

THIS ACKNOWLEDGEMENT OF PLEDGE AGREEMENT dated as of September 4, 2002, is made by and among GMP, L.L.C., an Indiana limited liability corporation ("GMP"), CGI HOLDING CORPORATION, a Nevada corporation ("CGI"), and GERALD AND JANET WINTER, individually and in their capacities as Tenants by the entireties (the "Winters").

Reference is hereby made to that certain Purchase Agreement dated as of September 4, 2002, between GMP, CGI, Safe Environment Corp. of Indiana, and John Giura (the "Purchase Agreement"), to that certain "Post-Closing Payment" payable by GMP to CGI pursuant to Section 1.1(c) of the Purchase Agreement (the "Post-Closing Payment"), to those certain "CIB Interest Reimbursements" payable by GMP to CGI pursuant to Section 2.4(a) of the Purchase Agreement (the "CIB Interest Reimbursements"), to that certain "CIB Loan Fees Reimbursement" payable by GMP to CGI pursuant to Section 2.4(b) of the Purchase Agreement (the "CIB Loan Fees Reimbursement"), to that certain Promissory Note dated September 4, 2002 made by GMP payable to CGI in the principal amount of $470,000 (the "Note"), and to that certain Pledge Agreement dated as of September 4, 2002 between GMP and CGI (the "Pledge Agreement").

1. As an inducement to CGI and GMP to enter into the Purchase Agreement, the Winters hereby acknowledge, agree, represent, warrant and covenant as follows:

(a) the Winters own an 80.1% voting interest in Acadian Builders, L.L.C., a Missouri limited liability company ("Acadian"); and

(b) the Winters have orally assigned to Barry Ash ("Ash"), without the consent of the other Member of Acadian (Chalet Homes, Inc.), one-half (50%) of all distributions, profits, fees, salaries, commissions, royalties, property sales proceeds, rents and other funds or compensation of any nature or value whatsoever distributed, paid, transferred, assigned or otherwise allocated to or for the benefit of the Winters or any person or entity (other than Chalet Homes, Inc.) affiliated with or designated by them, directly or indirectly, in any way by, from or in connection with Acadian or in any way arising from or in connection with the Winters' "Membership Interest" (as that phrase is defined in the Operating Agreement for Acadian) in Acadian or in any way arising from or in connection with a sale of all or any portion of Acadian or any rights thereto or therein (all such 50% payments are hereafter referred to as the "Payments" and the right of Ash to receive all such 50% payments is hereinafter referred to as the "Interest");

(c) CGI has advised the Winters prior to the date hereof, and it is the Winters' understanding, that Ash has assigned all of Ash's rights, title and interest in the Interest, including but not limited to the Payments, to CGI;

(d) In reliance upon Section 1(c) above, the Winters have previously orally agreed, and hereby restate and reaffirm, their joint, legally binding agreement and obligation to immediately pay over, or cause to be immediately paid over, to CGI the Payments, except as otherwise provided in Section 3(d) below.

2. As an inducement to CGI to enter into the Purchase Agreement, GMP hereby acknowledges, agrees, represents, warrants and covenants as follows:

(a) pursuant to the Purchase Agreement, CGI has sold to GMP, and GMP has purchased from CGI, the Interest;

(b) pursuant to the Pledge Agreement, GMP has pledged all of GMP's rights, title and interest in and to the Interest to CGI, as security for the Post-Closing Payment, the CIB Interest Reimbursements, the CIB Loan Fees Reimbursement, and the Note; and

(c) in support of such pledge, GMP hereby assigns to CGI all of the Payments, and GMP hereby irrevocably instructs and directs the Winters to pay or cause to be paid directly to CGI all of the Payments, until the Post-Closing Payment, the CIB Interest Reimbursements, the CIB Loan Fees Reimbursement, and the Note are paid in full.

3. As an inducement to CGI to enter into the Purchase Agreement, the Winters hereby acknowledge, agree, represent, warrant and covenant as follows:

(a) the Winters have been advised by CGI and GMP that CGI has sold the Interest to GMP;

(b) the Winters have been advised by CGI and GMP that pursuant to the Pledge Agreement, GMP has pledged all of GMP's rights, title and interest in and to the Interest to CGI, as security for the Post-Closing Payment, the CIB Interest Reimbursements, the CIB Loan Fees Reimbursement and the Note;

(c) the Winters have been advised by CGI and GMP that in support of such pledge, GMP has assigned to CGI all of the Payments, and GMP has irrevocably instructed and directed the Winters to pay directly to CGI all of the Payments, until the Post-Closing Payment, the CIB Interest Reimbursement, the CIB Loan Fees Reimbursement, and the Note are paid in full; and

(d) in accordance with the foregoing instructions and directions from GMP, the Winters shall pay directly to CGI all of the Payments, excepting only as may be set forth in an Attachment hereto signed by the Winters, by Gerard M. Jacobs on behalf of CGI, and by John Giura on behalf of GMP, unless and until the Winters have received written notice from Gerard M. Jacobs, as Chief Executive Officer of CGI, that GMP has satisfied all of its payment obligations to CGI including the Post-Closing Payment, the CIB Interest Reimbursements, the CIB Loan Fees Reimbursement, and the Note.

In Witness Whereof, the parties have executed this Acknowledgement of Pledge Agreement as of the date first written above, intending to be legally bound hereby.

GMP, L.L.C.                                 CGI HOLDING CORPORATION


By________________________                  By________________________
         John Giura                           Gerard M. Jacobs


By________________________           __________________________
         Anthony Paganelli           Gerald Winter, individually and in his
                                     capacity as Tenant by the entireties

By________________________           __________________________
         Jeff McKernan               Janet Winter, individually and in her
                                     capacity as Tenant by the entireties

EXHIBIT 11.

                                    AGREEMENT

This Agreement dated as of March 31, 2003, is by and among GMP, L.L.C. ("GMP"), Safe Environment Corp. of Indiana ("SECO"), John Giura ("Giura"), and CGI Holding Corporation ("CGI").

In consideration of the mutual covenants and agreements hereafter set forth, and for One Dollar ($1.00) and other valuable consideration the receipt and sufficiency of which is hereby acknowledged by the parties, the parties hereby agree as follows, intending to be legally bound hereby:

1. Reference is hereby made to that certain letter agreement (the "St. Ann Escrow Distribution Agreement") dated August 6, 2002, by and among Contract Operations Planning, Inc. ("COPI"), SECO and CGI, in regard to a SECO construction project located in St. Ann, Missouri. As an inducement to CGI to enter into this Agreement, GMP and SECO hereby agree and covenant as follows:

(a) SECO hereby irrevocably assigns to CGI the first Three Hundred Thousand Dollars ($300,000) of monies in the Escrow Account (as defined in the St. Ann Escrow Distribution Agreement);

(b) SECO hereby irrevocably instructs and directs COPI to disburse the first $300,000 of monies in the Escrow Account to CGI in accordance with the following wire transfer instructions (CIB Bank - Chicago Routing #071801112, Account Name CGI Holding Corporation, Account #611379), the same wire transfer instructions currently contained in Paragraph 1 of the St. Ann Escrow Distribution Agreement;

(c) SECO hereby irrevocably instructs and directs COPI that no portion of the monies in said Escrow Account shall be distributed to SECO until such time that CGI has received Three Hundred Thousand Dollars ($300,000) from the Escrow Account; and

(d) GMP and SECO hereby agree to use their best efforts to cause COPI, SECO and CGI to sign a new letter agreement or an amendment to the St. Ann Escrow Distribution Agreement in form and substance acceptable to CGI (the "Amended St. Ann Escrow Distribution Agreement"), pursuant to which the amount of monies to be paid by the Escrowee (as defined in the St. Ann Escrow Distribution Agreement) to CGI in accordance with Paragraphs 1 and 2 of the St. Ann Escrow Distribution Agreement (currently $200,000) shall be replaced by a new, higher amount of monies ($300,000) to be paid by the Escrowee to CGI in accordance with clauses 1(a), 1(b) and 1(c) above.

2. Acadian Builders L.L.C. ("Acadian") will sell certain of its interests in its housing development located in St. Charles, Missouri, to Horizon Homes, Inc. ("Horizon"); certain monies will be paid by Horizon into an escrow account (the "Horizon Escrow Fund") to be held by U.S. Title or another escrow agent ("U.S. Title"); and distributions of certain monies from the Horizon Escrow Fund are to be made by U.S. Title ("Horizon Distributions"). In addition, Acadian will borrow monies to complete the construction of the partially completed house on Lot 1 of its housing development located in St. Charles, Missouri; such monies will be placed by Acadian into an escrow account (the "Lot 1 Escrow Fund") to be held by U.S. Title or another escrow agent ("U.S. Title"); and distributions of certain monies from the Lot 1 Escrow Fund are to be made by U.S. Title ("Lot 1 Distributions"). As an inducement to CGI to enter into this Agreement, GMP and SECO hereby agree and covenant to use their best efforts to cause Horizon, U.S. Title, GMP, SECO and CGI to sign an agreement(s) in form and substance acceptable to CGI (the "St. Charles Agreement"), pursuant to which:

(a) Horizon and Acadian shall irrevocably instruct and direct U.S. Title to use the Horizon Distributions first to make specified payments to specified third parties approved in advance in writing by Horizon, Acadian and CGI ("Horizon Approved Payments"), and to use the Lot 1 Distributions first to make specified payments to specified third parties approved in advance in writing by Horizon, Acadian and CGI ("Lot 1 Approved Payments");

(b) Acadian, GMP and SECO shall irrevocably assign to CGI the first Two Hundred Thousand Dollars ($200,000) of (i) the Horizon Distributions in excess of Horizon Approved Payments, and (ii) the Lot 1 Distributions in excess of the Lot 1 Approved Payments;

(c) Acadian, GMP and SECO shall irrevocably instruct and direct U.S. Title to disburse all (100%) of the Horizon Distributions in excess of the Horizon Approved Payments, and all (100%) of the Lot 1 Distributions in excess of the Lot 1 Approved Payments, up to the maximum aggregate amount of Two Hundred Thousand Dollars ($200,000), to CGI in accordance with the following wire transfer instructions (CIB Bank - Chicago Routing #071801112, Account Name CGI Holding Corporation, Account #611379); and

(d) Acadian, GMP and SECO shall irrevocably instruct and direct U.S. Title that no portion of any of the Horizon Distributions other than the Horizon Approved Payments, and no portion of any of the Lot 1 Distributions other than the Lot 1 Payments, shall be distributed to any of Acadian, GMP or SECO unless and until such time that CGI has received an aggregate of Two Hundred Thousand Dollars ($200,000) of Horizon Distributions and Lot 1 Distributions.

3. Reference is hereby made to the $470,000 Note (the "Note") delivered by GMP to CGI pursuant to Section 1.2 of the certain Purchase Agreement dated as of September 4, 2002, by and between GMP, CGI, SECO and Giura (the "Purchase Agreement"). All payments received by CGI pursuant to the Amended St. Ann Escrow Distribution Agreement or pursuant to the St. Charles Agreement shall be credited, dollar-for-dollar, against the Note.

4. Nothing in this Agreement shall be deemed to amend, modify or reduce any of GMP's payment obligations or other obligations under the Purchase Agreement, except as expressly set forth in Paragraphs 4(a) and 4(b) below:

(a) The parties to the Purchase Agreement hereby acknowledge that as of the date hereof, GMP's payment obligation pursuant to Section 1.1(d) of the Purchase Agreement has been reduced, by partial payments from GMP to CGI, down to $58,599.36 (attached). The parties to the Purchase Agreement hereby agree that the Purchase Agreement is hereby amended as follows: The remaining $58,599.36 due from GMP to CGI pursuant to Section 1.1(d) of the Purchase Agreement shall be paid by GMP to CGI as soon as practicable but in any event no later than July 31, 2003 (collectively, the "Remaining Section 1.1(d) Payments"); and

(b) The parties to the Purchase Agreement hereby acknowledge that as of the date hereof, GMP has not made any payments on the $470,000 Note. If but only if all of the following events occur:

(i) CGI receives the fully signed Amended St. Ann Escrow Distribution Agreement (in form and substance acceptable to CGI), per Paragraph 1(d) above;

(ii) CGI receives the fully signed St. Charles Agreement (in form and substance acceptable to CGI);

(iii) GMP timely makes the Remaining Section 1.1(d) Payments pursuant to Paragraph 3(a) above; and

(iv) GMP and Giura are not in default of any of its and their other obligations under the Purchase Agreement, including but not limited to its and their obligations under Article 2 of the Purchase Agreement;

then and in such event the parties to the Purchase Agreement hereby agree that the principal amount of the Note shall be reduced from $470,000 down to $337,495.09, and that said $337,495.09 shall be due and payable by GMP as follows:

(x) $100,000 in the form of the additional $100,000 to be received by CGI pursuant to the Amended St. Ann Escrow Distribution Agreement, in accordance with Paragraph 1 above;

(y) $200,000 in the form of the payments to be received by CGI pursuant to the St. Charles Agreement, in accordance with Paragraph 2 above;

(z) $37,495.09 as soon as practicable but in any event no later than July 31, 2003.

5. This Agreement contains the entire understanding among the parties with respect to the subject matter of this Agreement. Any modification, amendment, change or waiver hereof may be made only by an instrument in writing signed by all of the parties hereto. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, personal representatives, successors and assigns. This Agreement shall be controlled, construed and enforced in accordance with the substantive laws of the United States and the State of Illinois, notwithstanding any conflict of law principles. Each party agrees to cooperate with the others, and to execute and deliver, or cause to be executed and delivered, all such other instruments, and to take all such other actions as he may be reasonably required to take, from time to time, in order to effect the provisions and purposes hereof. This Agreement may be executed in any one or more counterparts, each of which shall constitute an original, no other counterpart needing to be produced and all of which, when taken together, shall constitute but one and the same instrument. No delay on the part of any party in the exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by any party or any remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on the day and year first above written.

GMP, L.L.C.


By__________________________
       John Giura
Title:________________________


Safe Environment Corp. of Indiana


By__________________________
       John Giura
Title:________________________



____________________________
John Giura, as an individual


CGI Holding Corporation


By__________________________
       Gerard M. Jacobs
Title: President and CEO

EXHIBIT 12.
                                        BUSINESS LOAN AGREEMENT
---------- --------- ---------    -------  --------- ------  -------   --------
Principal  Loan Date  Maturity    Loan No  Call/Coll Account Officer   Initials
200,000.00 5-02-2003 11-02-2003    37516    4A/122             NMP
---------- --------- ---------    -------  --------- ------  -------   --------

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.

Any item above containing "**" has been omitted due to text length limitations.

Borrower: CGI HOLDING CORPORATION            Lender:  CIB MARINE CAPITAL, LLC
          SAFE ENVIRONMENT CORP. OF INDIANA           HILLSIDE
          300 N. MANHEIM ROAD                         101 N. WOLF ROAD
          HILLSIDE, IL 60162

THIS BUSINESS LOAN AGREEMENT dated May 2, 2003, is made and executed between CGI HOLDING CORPORATION and SAFE ENVIRONMENT CORP. OF INDANA ("Borrower") and CIB MARINE CAPITAL, LLC ("Lender") on the following terms and conditions. Borrower has received prior commercial loans from Lender or has applied to Lender for a commercial loan or loans or other financial accommodations, including those which may be described on any exhibit or schedule attached to this Agreement ("Loan"). Borrower understands and agrees that: (A) in granting, renewing, or extending any Loan, Lender is relying upon Borrower's representations, warranties, and agreements as set forth in this Agreement; (B) the granting, renewing, or extending of any Loan by Lender at all times shall be subject to Lender's sole judgment and discretion; and (C) all such Loans shall be and remain subject to the terms and conditions of this Agreement.

Term. This Agreement shall be effective as of May 2, 2003, and shall continue in full force and effect until such time as all of Borrower's Loans in favor of Lender have been paid in full, including principal, interest, costs, expenses, attorney's fees and charges, or until such time as the parties may agree in writing to terminate this Agreement.

CONDITIONS PREDECENT TO EACH ADVANCE. Lender's obligation to make the initial Advance and each subsequent Advance under this Agreement shall be subject to the fulfillment to Lender's satisfaction of all the conditions set forth in this Agreement and in the Related Documents.

Loan Documents. Borrower shall provide to Lender the following documents for the
Loan: (1) the Note; (2) Security Agreements granting to Lender security interests in the Collateral; (3) financing statements and all other documents perfecting Lender's Security Interests; (4) evidence of insurance as required below; (5) guaranties; (6) together with all such Related Documents as Lender may require for the Loan; all in form and substance satisfactory to Lender and Lender's counsel.

Borrower's Authorization. Borrower shall have provided in form and substance satisfactory to Lender properly certified resolutions duly authorizing the execution and delivery of this Agreement, the Note and the Related Documents. In addition, Borrower shall have provided such other resolutions, authorizations, documents and instruments as Lender or its counsel, may require.

Payment and Fees and Expenses. Borrower shall have paid Lender all fees, charges, and other expenses which are then due and payable as specified in this Agreement or any Related Document.

Representations and Warranties. The representations and warranties set forth in this Agreement, in the Related Documents, and in any document or certificate delivered to Lender under this Agreement are true and correct.

No Event Default. There shall not exist at the time of any Advance a condition which would constitute an Event of Default under this Agreement or under any Related Document.

MULTIPLE BORROWERS. This Agreement has been executed by multiple obligors who are referred to in this Agreement individually, collectively and interchangeably as "Borrower." Unless specifically stated to the contrary, the word "Borrower" as used in this Agreement, including without limitation all representations, warranties and covenants, shall include all Borrowers. Borrower understands and agrees that, with or without notice to any one Borrower, Lender may (A) make one or more additional secured or unsecured loans or otherwise extend additional credit with respect to any other Borrower; (B) with respect to any other Borrower alter, compromise, renew, extend, accelerate, or otherwise change one or more times the time for payment or other terms of any indebtedness, including increases and decreases of the rate of interest on the indebtedness; (C) exchange, enforce, waive, subordinate, fail or decide not to perfect, and release any security, with or without the substitution of new collateral; (D) release, substitute, agree not to sue, or deal with any one or more of Borrower's or any other Borrower's sureties, endorsers, or other guarantors on any terms or in any manner Borrower may choose; (E) determine how, when and what application of payments and credits shall be made on any indebtedness; (F) apply such security and direct the order or manner of sale of any Collateral, including without limitation, any non-judicial sale permitted by the terms of the controlling security agreement or deed of trust, as Lender in its discretion may determine; (G) sell, transfer, assign or grant participations in all or any part of the Loan; (H) exercise or refrain from exercising any rights against Borrower or others, or otherwise act or refrain from acting; (I) settle or compromise any indebtedness; and (J) subordinate the payment of all or any part of any of Borrower's indebtedness to Lender to the payment of any liabilities which may be due Lender or others.

REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants to Lender, as of the date of this Agreement, as of the date of each disbursement of loan proceeds, as of the date of any renewal, extension or modification of any Loan, and at all times any Indebtedness exists:

Organization. CGI HOLDING CORPORATION is a corporation for profit which is, and at all times shall be, duly organized validly existing, and in good standing under and by virtue of the laws of the State of Nevada. CGI HOLDING CORPORATION is duly authorized to transact business in all other states in which CGI HOLDING CORPORATION is doing business, having obtained all necessary filings, government licenses and approvals for each state in which CGI HOLDING CORPORATION is doing business. Specifically, CGI HOLDING CORPORATION is, and at all times shall be, duly qualified as a foreign corporation in all states in which the failure to so qualify would have a material adverse effect on its business or financial condition. CGI HOLDING CORPORATION has the full power and authority to own its properties and to transact the business in which it is presently engaged or presently proposes to engage. CGI HOLDING CORPORATION maintains an office at 300
N. MANHEIM ROAD, HILLSIDE, IL 60162. Unless CGI HOLDING CORPORATION has designated otherwise in writing, the principal office is the office at which CGI HOLDING CORPORATION keeps its books and records including its records concerning the Collateral. CGI HOLDING CORPORATION will notify Lender prior to any change in the location of CGI HOLDING CORPORATION's state of organization or any change in CGI HOLDING CORPORATION's name. CGI HOLDING CORPORATION shall do all things necessary to preserve and to keep in full force and effect its existence, rights and privileges, and shall comply with all regulations, rules, ordinances, statutes, orders and decrees of any governmental or quasi-governmental authority or court applicable to CGI HOLDING CORPORATION and CGI HOLDING CORPORATION's business activities. SAFE ENVIRONMENT CORP. OF INDIANA is a corporation for profit which is, and at all times shall be, duly organized, validly existing, and in good standing under and by virtue of the laws of the State of Indiana. SAFE ENVIRONMENT CORP OF INDIANA is duly authorized to transact business in all other states in which SAFE ENVIRONMENT CORP. OF INDIANA is doing business, having obtained all necessary filings, government licenses and approvals for each state in which SAFE ENVIRONMENT CORP. OF INDIANA is doing business. Specifically, SAFE ENVIRONMENT CORP. OF INDIANA is, and at all times shall be, duly qualified as a foreign corporation in all states in which the failure to so qualify would have a material adverse effect on its business or financial condition. SAFE ENVIRONMENT CORP. OF INDIANA has the full power and authority to own its properties and to transact the business in which it is presently engaged or presently proposes to engage. SAFE ENVIRONMENT CORP. OF INDIANA maintains on office at 2301 CLINE AVENUE, SUITE 206, SCHEREVILLE, IN 46375. Unless SAFE ENVIRONMENT CORP. OF INDIANA has designated otherwise in writing, the principal office is the office at which SAFE ENVIRONMENT CORP. OF INDIANA keeps its books and records including its records concerning the Collateral. SAFE ENVIRONMENT CORP. OF INDIANA will notify Lender prior to any change in the location of SAFE ENVIRONMENT CORP. OF INDIANA's state of organization or any change in SAFE ENVIRONMENT CORP. OF INDIANA's name. SAFE ENVIRONMENT CORP. OF INDIANA shall do all things necessary to preserve and to keep in full force and effect its existence, rights and privileges, and shall comply with all regulations, rules, ordinances, statutes, orders, and decrees of any governmental or quasi-governmental authority or court applicable to SAFE ENVIRONMENT CORP. OF INDIANA and SAFE ENVIRONMENT CORP. OF INDIANA's business activities.

Assumed Business Names. Borrower has filed or recorded all documents or filings required by law relating to all assumed business names used by Borrower. Excluding the name of Borrower, the following is a complete list of all assumed business names under which Borrower does business: None.

Authorization. Borrower's execution, delivery, and performance of this Agreement and all the Related Documents have been duly authorized by all necessary action by Borrower and do not conflict with, result in a violation of, or constitute a default under (1) any provision of SAFE ENVIRONMENT CORP. OF INDIANA's articles of incorporation or organization, or bylaws, or any agreement or other instrument binding upon Borrower or (2) any law, governmental regulation, court decree, or order applicable to Borrower or to Borrower's properties.

Financial Information. Each of Borrower's financial statements supplied to Lender truly and completely disclosed Borrower's financial condition as of the date of the statement, and there has been no material adverse change in Borrower's financial condition subsequent to the date of the most recent financial statement supplied to Lender. Borrower has no material contingent obligations except as disclosed in such financial statements.

Legal Effect. This Agreement constitutes, and any instrument or agreement Borrower is required to give under this Agreement when delivered will constitute legal, valid, and binding obligations of Borrower enforceable against Borrower in accordance with their respective terms.

Properties. Except as contemplated by this Agreement or as previously disclosed in Borrower's financial statements or in writing to Lender and as accepted by Lender, and except for property tax liens for taxes not presently due and payable, Borrower owns and has good title to all of Borrower's properties free and clear of all Security Interests, and has not executed any security documents or financing statements relating to such properties. All of Borrower's properties are titled in Borrower's legal name, and Borrower has not used or filed a financial statement under any other name for at least the last five (5) years.

Hazardous Substances. Except as disclosed to and acknowledged by Lender in writing, Borrower represents and warrants that: (1) During the period of Borrower's ownership of Borrower's Collateral, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance by any person on, under, about or from any of the Collateral. (2) Borrower has no knowledge of, or reason to believe that there has been (a) any breach or violation of any Environmental Laws; (b) any use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance on, under, about or from the Collateral by any prior owners or occupants of any of the Collateral; or (c) any actual or threatened litigation or claims of any kind by any person relating to such matters. (3) Neither Borrower nor any tenant, contractor, agent or other authorized user of any of the Collateral shall use, generate, manufacture, store, treat, dispose of or release any Hazardous Substance on, under, about or from any of the Collateral; and any such activity shall be conducted in compliance with all applicable federal, state, and local laws, regulations, and ordinances, including without limitation all Environmental Laws. Borrower authorizes Lender and its agents to enter upon the Collateral to make such inspections and tests as Lender may deem appropriate to determine compliance of the Collateral with this section of the Agreement. Any inspections or tests made by Lender shall be at Borrower's expense and for Lender's purposes only and shall not be construed to create any responsibility or liability on the part of Lender to Borrower or to any other person. The representations and warranties contained herein are based on Borrower's due diligence in investigating the Collateral for hazardous waste and Hazardous Substances. Borrower hereby (1) releases and waives any future claims against Lender for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any such laws, and (2) agrees to indemnify and hold harmless Lender against any and all claims, losses, liabilities, damages, penalties, and expenses which Lender may directly or indirectly sustain or suffer resulting from a breach of this section of the Agreement or as a consequence of any use, generation, manufacture, storage, disposal, release or threatened release of a hazardous waste or substance on the Collateral. The provisions of this section of the Agreement, including the obligation to indemnify, shall survive the payment of the Indebtedness and the termination, expiration or satisfaction of this Agreement and shall not be affected by Lender's acquisition of any interest in any of the Collateral, whether by foreclosure or otherwise.

Litigation and Claims. No litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against Borrower is pending or threatened, and no other event has occurred which may materially adversely affect Borrower's financial condition or properties, other than litigation, claims, or other events, if any, that have been disclosed to and acknowledged by Lender in writing.

Taxes. To the best of Borrower's knowledge, all of Borrower's tax returns and reports that are or were required to be filed, have been filed, and all taxes, assessments and other governmental charges have been paid in full, except those presently being or to be contested by Borrower in good faith in the ordinary course of business and for which adequate reserves have been provided.

Lien Priority. Unless otherwise previously disclosed to Lender in writing, Borrower has not entered into or granted any Security Agreements, or permitted the filing or attachment of any Security Interests on or affecting any of the Collateral directly or indirectly securing repayment of Borrower's Loan and Note, that would be prior or that may in any way be superior to Lender's Security Interests and rights in and to such Collateral.

Binding Effect. This Agreement, the Note, all Security Agreements (if any), and all Related Documents are binding upon the signers thereof, as well as upon their successors, representatives and assigns, and are legally enforceable in accordance with their respective terms.

AFFIRMATIVE COVENANTS. Borrower covenants and agrees with Lender that, so long as this Agreement remains in effect, Borrower will:

Notices of Claims and Litigation. Promptly inform Lender in writing of (1) all material adverse changes in Borrower's financial condition, and (2) all existing and all threatened litigation, claims, investigations, administrative proceedings or similar actions affecting Borrower or any Guarantor which could materially affect the financial condition of Borrower or the financial condition of any Guarantor.

Financial Records. Maintain its books and records in accordance with GAAP, applied on a consistent basis, and permit Lender to examine and audit Borrower's books and records at all reasonable times.

Financial Statements. Furnish Lender with the following:

Annual Statements. As soon as available, but in no event later than thirty (30) days after the end of each fiscal year, Borrower's balance sheet and income statement for the year ended, compiled by a certified public accountant satisfactory to Lender.

Tax Returns. As soon as available, but in no event later that thirty (30) days after the applicable filing date for the tax reporting period ended, Federal and other governmental tax returns, prepared by Borrower.

Additional Requirements.

1) An annual personal financial statement of Guarantor within 30 days of the statement anniversary date.

2) A copy of the annual federal income tax return of Guarantor within 30 days of the filing date.

3) Other financial and credit information, in a form acceptable to Lender, as requested by Lender.

All financial reports required to be provided under this Agreement shall be prepared in accordance with GAAP, applied on a consistent basis, and certified by Borrower as being true and correct.

Additional Information. Furnish such additional information and statements, as Lender may request from time to time.

Insurance. Maintain fire and other risk insurance, public liability insurance, and such other insurance as Lender may require with respect to Borrower's properties and operations, in form, amounts, coverages, and with insurance companies acceptable to Lender. Borrower, upon request of Lender, will deliver to Lender from time to time the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be canceled or diminished without at least ten (10) days prior written notice to Lender. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Borrower or any other person. In connection with all policies covering assets in which Lender holds or is offered a security interest for the Loans, Borrower will provide Lender with such lender's loss payable or other endorsements as Lender may require.

Insurance Reports. Furnish to Lender, upon request of Lender, reports on each existing insurance policy showing such information as Lender may reasonably request, including without limitation the following: (1) the name of the insurer; (2) the risks insured; (3) the amount of the policy; (4) the properties insured; (5) the then current property values on the basis of which insurance has been obtained, and the manner of determining those values; and (6) the expiration date of the policy. In addition, upon request of Lender (however not more often than annually), Borrower will have an independent appraiser satisfactory to Lender determine, as applicable, the actual cash value or replacement cost of any Collateral. The cost of such appraisal shall be paid by Borrower.

Guaranties. Prior to disbursement of any Loan proceeds, furnish executed guaranties of the Loans in favor of Lender, executed by the guarantor named below, on Lender's forms, and in the amount and under the conditions set forth in those guaranties.

              Name of Guarantor                          Amount
              JOHN GIURA                                 Unlimited

Other Agreements. Comply with all terms and conditions of all other agreements, whether now or hereafter existing, between Borrower and any other party and notify Lender immediately in writing of any default in connection with any other such agreements.

Loan Proceeds. Use all Loan proceeds solely for Borrower's business operations, unless specifically consented to the contrary by Lender in writing.

Taxes, Charges and Liens. Pay and discharge when due all of its indebtedness and obligations, including without limitation all assessments, taxes, government charges, levies and liens, of every kind and nature, imposed upon Borrower or its properties, income, or profits, prior to the date on which penalties would attach, and all lawful claims that, if unpaid, might become a lien or charge upon any of Borrower's properties, income, or profits.

Performance. Perform and comply, in a timely manner, with all terms, conditions, and provisions set forth in this Agreement, in the Related Documents, and in all other instruments and agreements between Borrower and Lender. Borrower shall notify Lender immediately in writing of any default in connection with any agreement.

Operations. Maintain executive and management personnel with substantially the same qualification and experience as the present executive and management personnel; provide written notice to Lender of any change in executive and management personnel; conduct its business affairs in a reasonable and prudent manner.

Environmental Studies. Promptly conduct and complete, at Borrower's expense, all such investigations, studies, samplings and testings as may be requested by Lender or any other governmental authority relative to any substance, or any waste or by-product of any substance defined as toxic or a hazardous substance under applicable federal, state, or local law, rule, regulation, order or directive, at or affecting any property or any facility owned, leased or used by Borrower.

Compliance with Governmental Requirements. Comply with all laws, ordinances, and regulations, now or hereafter in effect, of all governmental authorities applicable to the conduct of Borrower's properties, businesses and operations, and to the use or occupancy of the Collateral, including without limitation, the Americans With Disabilities Act. Borrower may contest in good faith any such law, ordinance, or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Borrower has notified Lender in writing prior to doing so and so long as, in Lender's sole opinion, Lender's interests in the Collateral are not jeopardized. Lender may require Borrower to post adequate security or a surety bond, reasonably satisfactory to Lender, to protect Lender's interests.

Inspection. Permit employees or agents of Lender at any reasonable time to inspect any and all Collateral for the Loan or Loans and Borrower's other properties and to examine or audit Borrower's books, accounts, and records and to make copies and memoranda of Borrower's books, accounts, and records. If Borrower now or at any time hereafter maintains any records (including without limitation computer generated records and computer software programs for the generation of such records) in the possession of a third party, Borrower, upon request of Lender, shall notify such party to permit Lender free access to such records at all reasonable times and to provide Lender with copies of any records it may request, all at Borrower's expense.

Compliance Certificates. Unless waived in writing by Lender, provide Lender at least annually, with a certificate executed by Borrower's chief financial officer, or other officer or person acceptable to Lender, certifying that the representations and warranties set forth in this Agreement are true and correct as of the date of the certificate and further certifying that, as of the date of the certificate, no Event of Default exists under this Agreement.

Environmental Compliance and Reports. Borrower shall comply in all respects with any and all Environmental Laws; not cause or permit to exist, as a result of an intentional or unintentional action or omission on Borrower's part or on the part of any third party, on property owned and/or occupied by Borrower, any environmental activity where damage may result to the environment, unless such environmental activity is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state, or local governmental authorities; shall furnish to Lender promptly and in any event within thirty
(30) days after receipt thereof a copy of any notice, summons, lien, citation, directive, letter or other communication from any governmental agency or instrumentality concerning any intentional or unintentional action or omission on Borrower's part in connection with any environmental activity whether or not there is damage to the environment and/or other natural resources.

Additional Assurances. Make, execute and deliver to Lender such promissory notes, mortgages, deeds of trust, security agreements, assignments, financing statements, instruments, documents and other agreements as Lender or its attorneys may reasonably request to evidence and secure the Loans and to perfect all Security Interests.

LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lender's interest in the Collateral or if Borrower fails to comply with any provision of this Agreement or any Related Documents, including but not limited to Borrower's failure to discharge or pay when due any amounts Borrower is required to discharge or pay under this Agreement or any Related Documents, Lender on Borrower's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security interests, encumbrances and other claims, at any time levied or placed on any Collateral and paying all costs for insuring, maintaining and preserving any Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Borrower. All such expenses will become part of the Indebtedness and, at Lender's option, will (A) be payable on demand; (B) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable insurance policy; or (2) the remaining term of the Note; or (C) be treated as a balloon payment which will be due and payable at the Note's maturity.

NEGATIVE COVENANTS. Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of
Lender:

Indebtedness and Liens. (1) Except for trade debt incurred in the normal course of business and indebtedness to Lender contemplated by this Agreement, create, incur or assume indebtedness for borrowed money, including capital leases. (2) sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrower's assets (except as allowed as Permitted Liens), or
(3) sell with recourse any of Borrower's accounts, except to Lender.

Continuity of Operations. (1) Engage in any business activities substantially different than those in which Borrower is presently engaged, (2) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change its name, dissolve or transfer or sell Collateral out of the ordinary course of business, or (3) pay any dividends on Borrower's stock (other than dividends payable in its stock), provided, however that notwithstanding the foregoing, but only so long as no Event of Default has occurred and is continuing or would result from the payment of dividends, if Borrower is a "Subchapter S Corporation" (as defined in the Internal Revenue Code of 1986, as amended), Borrower may pay cash dividends on its stock to its shareholders from time to time in amounts necessary to enable the shareholders to pay income taxes and make estimated income tax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of Borrower's stock, or purchase or retire any of Borrower's outstanding shares or alter or amend Borrower's capital structure.

Loans, Acquisitions and Guaranties. (1) Loan, invest in or advance money or assets, (2) purchase, create or acquire any interest in any other enterprise or entity, or (3) incur any obligation as surety or guarantor other than in the ordinary course of business.

CESSATION OF ADVANCES. If Lender has made any commitment to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if:
(A) Borrower or any Guarantor is in default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender; (B) Borrower or Guarantor dies, becomes incompetent or becomes insolvent, files a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt; (C) there occurs a material adverse change in Borrower's financial condition, in the financial condition of any Guarantor, or in the value of any Collateral securing any Loan; or (D) any Guarantor seeks, claims or otherwise attempts to limit, modify or revoke such Guarantor's guaranty of the Loan or any other loan with Lender; or (E) Lender in good faith deems itself insecure, even though no Event of Default shall have occurred.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the Indebtedness against any and all such accounts, and, at Lender's option, to administratively freeze all such accounts to allow Lender to protect Lender's charge and setoff rights provided in this paragraph.

DEFAULT.  Each of the following shall  constitute an Event of Default under this
Agreement:

Payment Default. Borrower fails to make any payment when due under the Loan.

Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

Default in Favor of Third Parties. Borrower or any Grantor defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's or any Grantor's property or Borrower's or any Grantor's ability to repay the Loans or perform their respective obligations under this Agreement or any of the Related Documents.

False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Agreement or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the Loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness.

Change in Ownership. Any change in ownership of twenty-five (25%) or more of the common stock of Borrower.

Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Loan is impaired.

Insecurity. Lender in good faith believes itself insecure.

EFFECT OF AN EVENT OF DEFAULT. If any Event of Default shall occur, except where otherwise provided in this Agreement or the Related Documents, all commitments and obligations of Lender under this Agreement or the Related Documents or any other agreement immediately will terminate (including any obligation to make further Loan Advances or disbursements), and, at Lender's option, all Indebtedness immediately will become due and payable, all without notice of any kind to Borrower, except that in the case of an Event of Default of the type described in the "Insolvency" subsection above, such acceleration shall be automatic and not optional. In addition, Lender shall have all the rights and remedies provided in the Related Documents or available at law, in equity, or otherwise. Except as may be prohibited by applicable law, all of Lender's rights and remedies shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Borrower or of any Grantor shall not affect Lender's right to declare a default and to exercise its rights and remedies.

ADDITIONAL PROVISION.

As an additional inducement for Lender to make this Loan, Borrower shall pay to Lender, in addition to any other amounts paid hereunder, a Success Fee in the amount of $24,000.00. Borrower will pay $12,000.00 of the Success Fee at closing and $12,000.00 on the maturity date of this Loan, or 1% per month if the principal balance is paid in full prior to maturity.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

Attorney's Fees; Expenses. Borrower agrees to pay upon demand all of Lender's costs and expenses, including Lender's attorney's fees and Lender's legal expenses, incurred in connection with the enforcement of this Agreement. Lender may hire or pay someone else to help enforce this Agreement, and Borrower shall pay the costs and expenses of such enforcement. Costs and expenses include Lender's attorney's fees and legal expenses whether or not there is a lawsuit, including attorney's fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also shall pay all court costs and such additional fees as may be directed by the court.

Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

Consent to Loan Participation. Borrower agrees and consents to Lender's sale or transfer, whether now or later, of one or more participation interests in the Loan to one or more purchasers, whether related or unrelated to Lender. Lender may provide, without any limitation whatsoever, to any one or more purchasers, or potential purchasers, any information or knowledge Lender may have about Borrower or about any other matter relating to the Loan, and Borrower hereby waives any rights to privacy Borrower may have with respect to such matters. Borrower additionally waives any and all notices of sale of participation interests, as well as all notices of any repurchase of such participation interests. Borrower also agrees that the purchasers of any such participation interests will be considered as the absolute owners of such interests in the Loan and will have all the rights granted under the participation agreement or agreements governing the sale of such participation interests. Borrower further waives all rights of offset or counterclaim that it may now have or later against Lender or against any purchaser of such a participation interest and unconditionally agrees that either Lender or such purchaser may enforce Borrower's obligation under the Loan irrespective of the failure or insolvency of any holder of any interest in the Loan. Borrower further agrees that the purchaser of any such participation interests may enforce its interests irrespective of any personal claims or defenses that Borrower may have against Lender.

Governing Law. This Agreement will be governed by, construed and enforced in accordance with federal laws and the law of the State of Illinois. This Agreement has been accepted by Lender in the State of Illinois.

Choice of Venue. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Cook County, State of Illinois.

Joint and Several Liability. All obligations of Borrower under this Agreement shall be joint and several, and all references to Borrower shall mean each and every Borrower. This means that each Borrower signing below is responsible for all obligations in this Agreement. Where any one or more of the parties is a corporation, partnership, limited liability company or similar entity, it is not necessary for Lender to inquire into the powers of any of the officers, directors, partners, members, or other agents acting or purporting to act on the entity's behalf, and any obligations made or created in reliance upon the professed exercise of such powers shall be guaranteed under this Agreement.

No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Borrower, or between Lender and any Grantor, shall constitute a waiver of any of Lender's rights or of any of Borrower's or any Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

Notices. Any notice required to be given under this Agreement shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Borrower agrees to keep Lender informed at all times of Borrower's current address. Unless otherwise provided or required by law, if there is more than one Borrower, any notice given by Lender to any Borrower is deemed to be notice given to all Borrowers.

Severability. If a court of competent jurisdiction finds any provision of this Agreement to be illegal, invalid, or unenforceable as to any person or circumstance, that finding shall not make the offending provision illegal, invalid, or unenforceable as to any other person or circumstance. If feasible, the offending provision shall be considered modified so that it becomes legal, valid and enforceable. If the offending provision cannot be so modified, it shall be considered deleted from this Agreement. Unless otherwise required by law, the illegality, invalidity, or unenforceability of any provision of this Agreement shall not affect the legality, validity or enforceability of any other provision of this Agreement.

Subsidiaries and Affiliates of Borrower. To the extent the context of any provisions of this Agreement makes it appropriate, including without limitation any representation, warranty or covenant, the word "Borrower" as used in this Agreement shall include all of Borrower's subsidiaries and affiliates. Notwithstanding the foregoing however, under no circumstances shall this Agreement be construed to require Lender to make any Loan or other financial accommodation to any of Borrower's subsidiaries or affiliates.

Successors and Assigns. All covenants and agreements contained by or on behalf of Borrower shall bind Borrower's successors and assigns and shall inure to the benefit of Lender and its successors and assigns. Borrower shall not, however, have the right to assign Borrower's rights under this Agreement or any interest therein, without the prior written consent of Lender.

Survival of Representations and Warranties. Borrower understands and agrees that in making the loan, Lender is relying on all representations, warranties and covenants made by Borrower in this Agreement or in any certificate or other instrument delivered by Borrower to Lender under this Agreement or the Related Documents. Borrower further agrees that regardless of any investigation made by Lender, all such representations, warranties and covenants will survive the making of the Loan and delivery to Lender of the Related Documents, shall be continuing in nature, and shall remain in full force and effect until such time as Borrower's indebtedness shall be paid in full, or until this Agreement shall be terminated in the manner provided above, whichever is the last to occur.

Time is of the Essence. Time is of the essence in the performance of this Agreement.

Waive Jury. All parties to this Agreement hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by any party against any other party.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code. Accounting words and terms not otherwise defined in this Agreement shall have the meanings assigned to them in accordance with generally accepted accounting principles as in effect on the date of this Agreement:

Advance. The word "Advance" means a disbursement of Loan Funds made, or to be made, to Borrower or on Borrower's behalf on a line of credit or multiple advance basis under the terms and conditions of this Agreement.

Agreement. The word "Agreement" means this Business Loan Agreement, as this Business Loan Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Business Loan Agreement from time to time.

Borrower. The word "Borrower" means CGI HOLDING CORPORATION and SAFE ENVIRONMENT CORP. OF INDIANA, and all other persons and entities signing the Note in whatever capacity.

Collateral. The word "Collateral" means all property and assets granted as collateral security for a Loan, whether real or personal property, whether granted directly or indirectly, whether granted now or in the future, and whether granted in the form of a security interest, mortgage, collateral mortgage, deed of trust, assignment, pledge, crop pledge, chattel mortgage, collateral chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien, charge, lien or title retention contract, lease or consignment intended as a security device, or any other security or lien interest whatsoever, whether created by law, contract, or otherwise.

Environmental Laws. The words "Environmental Laws" mean any and all state, federal and local statutes, regulations and ordinances relating to the protection of human health or the environment, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, et seq. ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986, Pub. L. No. 99-499 ("SARA"), the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., or other applicable state or federal laws, rules, or regulations adopted pursuant thereto.

Event of Default. The words "Event of Default" mean any of the events of default set forth in this Agreement in the default section of this Agreement.

GAAP. The word "GAAP" means generally accepted accounting principles.

Grantor. The word "Grantor" means each and all of the persons or entities granting a Security Inertest in any Collateral for the Loan, including without limitation all Borrowers granting such a Security Interest.

Guarantor. The word "Guarantor" means any guarantor, surety, or accommodation party of any or all of the Loan.

Guaranty. The word "Guaranty" means the guaranty from Guarantor to Lender, including without limitation a guaranty of all or part of the Note.

Hazardous Substances. The words "Hazardous Substances" mean materials that, because of their quantity, concentration or physical, chemical or infectious characteristics, may cause or pose a present or potential hazard to human health or the environment when improperly used, treated, stored, disposed of, generated, manufactured, transported or otherwise handled. The words "Hazardous Substances" are used in their very broadest sense and include without limitation any and all hazardous or toxic substances, materials or waste as defined by or listed under the Environmental Laws. The term "Hazardous Substances" also includes, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos.

Indebtedness. The word "Indebtedness" means the indebtedness evidenced by the Note or Related Documents, including all principal and interest together with all other indebtedness and costs and expenses for which Borrower is responsible under this Agreement or under any of the Related Documents.

Lender. The word "Lender" means CIB MARINE CAPITAL, LLC, its successors and assigns.

Loan. The word "Loan" means any and all loans and financial accommodation from Lender to Borrower whether now or hereafter existing, and however evidenced, including without limitation those loans and financial accommodations described herein or described on any exhibit or schedule attached to this Agreement from time to time.

Note. The word "Note" means and includes without limitation Borrower's promissory note or notes, if any, evidencing Borrower's Loan obligations in favor of Lender, as well as any substitute, replacement or refinancing note or notes therefore.

Permitted Liens. The words "Permitted Liens" mean (1) liens and security interests securing indebtedness owed by Borrower to Lender; (2) liens for taxes, assessments, or similar charges either not yet due or being contested in good faith; (3) liens of materialmen, mechanics, warehousemen, or carriers, or other like liens arising in the ordinary course of business and securing obligations which are not yet delinquent; (4) purchase money liens or purchase money security interests upon or in any property acquired or held by Borrower in the ordinary course of business to secure indebtedness outstanding on the date of this Agreement or permitted to be incurred under the paragraph of this Agreement titled "Indebtedness and Liens"; (5) liens and security interests which, as of the date of this Agreement, have been disclosed to and approved by the Lender in writing; and (6) those liens and security interests which in the aggregate constitute an immaterial and insignificant monetary amount with respect to the net value of Borrower's assets.

Related  Documents.  The words "Related  Documents"  mean all promissory  notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Loan.

Security Agreement. The words "Security Agreement" mean and include without limitation any agreements, promises, covenants, arrangements, understandings or other agreements, whether created by law, contract, or otherwise, evidencing, governing, representing, or creating a Security Interest.

Security Interest. The words "Security Interest" mean, without limitation, any and all types of collateral security, present and future, whether in the form of a lien, charge, encumbrance, mortgage, deed of trust, security deed, assignment, pledge, crop pledge, chattel mortgage, collateral chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien or title retention contract, lease or consignment intended as a security device, or any other security or lien interest whatsoever whether created by law, contract, or otherwise.

BORROWER ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS BUSINESS LOAN AGREEMENT AND BORROWER AGREES TO ITS TERMS. THIS BUSINESS LOAN AGREEMENT IS DATED MAY 2, 2003.

BORROWER:

   CGI HOLDING CORPORATION

   By: _______________________________    By: __________________________
   GERARD M. JACOBS, PRESIDENT/CEO of CGI JOHN GIURA, CHAIRMAN/ SECRETARY OF CGI
   HOLDING CORPORATION                         HOLDING CORPORATION

   SAFE ENVIRONMENT CORP. OF INDIANA

   By: ___________________________________
   JOHN GIURA, Treasurer of SAFE ENVIRONMENT
                   CORP. OF INDIANA

         LENDER:


         CIB MARINE CAPITAL, LLC

         By: __________________________________
                 Authorized Signer

                   AMENDMENT NO. 1 TO BUSINESS LOAN AGREEMENT


Principal                  $200,000.00
Loan Date                  05-02-2003
Maturity                   03-02-2004
Loan No                    37516
Call/Coll                  4A/122
Account
Officer                    NMP
Initials

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing "***" has been omitted due to text length limitations.

Borrower:                  CGI HOLDING CORPORATION
                           SAFE ENVIRONMENT CORP. OF INDIANA
                           300 N. MANHEIM ROAD
                           HILLSIDE, IL 60162

Lender:           CIB MARINE CAPITAL, LLC
                           HILLSIDE
                           101 N. WOLF ROAD
                           HILLSIDE, IL 60162

THIS BUSINESS LOAN AGREEMENT AMENDMENT is attached to and by this reference is made a part of Business Loan Agreement dated May 2, 2003, and executed in connection with a loan or other financial accommodations between CIB Marine Capital, LLC and CGI Holding Corporation and Safe Environment Corp. of Indiana.

The above mentioned agreement is amended as follows:

Under "ADDITIONAL PROVISION." Change to read as follows:

As an additional inducement for Lender to make this Loan, Borrower shall pay to Lender, in addition to any other amounts paid hereunder, a Success Fee in the amount of 1% per month on outstanding balance paid at maturity or prorated if the principal balance is paid in full prior to maturity.

All other terms and conditions remain the same.

This Amendment No. 1 is dated as of November 2, 2003.

BORROWER:

CGI HOLDING CORPORATION

By:  /s/ Gerard M. Jacobs
         GERARD M. JACOBS, PRESIDENT/CEO of CGI HOLDING CORPORATION

By: /s/ John Giura
         JOHN GIURA, CHAIRMAN/SECRETARY of CGI HOLDING CORPORATION

SAFE ENVIRONMENT CORP. OF INDIANA

By:  /s/ John Giura
         JOHN GIURA, Treasurer of SAFE ENVIRONMENT CORP. OF INDIANA

LENDER:  CIB Marine Capital, LLC

By:__________________________
         Authorized Officer


                                    CHANGE IN TERMS AGREEMENT


Principal                  $200,000.00
Loan Date                  05-02-2003
Maturity                   03-02-2004
Loan No                    37516
Call/Coll                  4A/122
Account
Officer                    NMP
Initials

References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing "***" has been omitted due to text length limitations.

Borrower:                  CGI HOLDING CORPORATION
                           SAFE ENVIRONMENT CORP. OF INDIANA
                           300 N. MANHEIM ROAD
                           HILLSIDE, IL 60162

Lender:           CIB MARINE CAPITAL, LLC
                           HILLSIDE
                           101 N. WOLF ROAD
                           HILLSIDE, IL 60162

Principal Amount: $200,000.00
Interest Rate:    13.000%
Date of Agreement:         November 2, 2003

DESCRIPTION OF EXISTING INDEBTEDNESS. Promissory Note dated May 2, 2003 from CGI Holding Corporation and Safe Environment Corp. of Indiana in the original principal amount of $200,000.00 with a current balance of $175,000.00.

DESCRIPTION OF CHANGE IN TERMS. The maturity date is extended from November 2, 2003 to March 2, 2004.

"Payment" shall now read as follows: PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on March 2, 2004. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning December 2, 2003, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

CONTINUING VALIDITY. Except as expressly changed by this Agreement, the terms of the original obligation or obligations, including all agreements evidenced or securing the obligation(s), remain unchanged and in full force and effect. Consent by Lender to this Agreement does not waive Lender's right to strict performance of the obligation(s) as changed, nor obligate Lender to make any future change in terms. Nothing in this Agreement will constitute a satisfaction of the obligation(s). It is the intention of Lender to retain as liable all makers and endorsers of the original obligation(s), including accommodation parties, unless a party is expressly released by Lender in writing. Any maker or endorser, including accommodation makers, will not be released by virtue of this Agreement. If any person who signed the original obligation does not sign this Agreement below, then all persons signing below acknowledge that this Agreement is given conditionally, based on the representation to Lender that the non-signing party consents to the changes and provisions of this Agreement or otherwise will not be released by it. This waiver applies not only to any initial extension, modification or release, but also to all such subsequent actions.

PRIOR TO SIGNING THIS AGREEMENT, EACH BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS AGREEMENT. EACH BORROWER AGREES TO THE TERMS OF THE AGREEMENT.

BORROWER:

CGI HOLDING CORPORATION

By:  /s/ Gerard M. Jacobs
         GERARD M. JACOBS, PRESIDENT/CEO of CGI HOLDING CORPORATION

By: /s/ John Giura
         JOHN GIURA, CHAIRMAN/SECRETARY of CGI HOLDING CORPORATION

SAFE ENVIRONMENT CORP. OF INDIANA

By:  /s/ John Giura
         JOHN GIURA, Treasurer of SAFE ENVIRONMENT CORP. OF INDIANA

EXHIBIT 13

Promissory Note
November 30, 2003
Page 2


                                 PROMISSORY NOTE


$90,000.00                                                    November 20, 2003
                                                      Hillside, Illinois  60162


The undersigned, WEBSOURCED, INC. ("Borrower"), a North Carolina corporation, for value received, hereby promises to pay to the order of ROBERTI JACOBS FAMILY TRUST u/a/d 11-11-99 ("Lender"), at 31 N. Suffolk Lane, Lake Forest, Illinois 60162 (or at such other place as may be designated by the holder hereof to
Borrower from time to time), the principal sum of NINETY THOUSAND DOLLARS ($90,000.00) (the "Principal Sum"), together with interest thereon as hereinafter provided.

The Principal Sum shall bear interest, commencing on and as of the date hereof to and including the date the Principal Sum is repaid in full, at a rate of fifteen percent (15%) per annum (the "Interest Rate"). The Borrower shall pay this loan in accordance with the following schedule: seven (7) consecutive monthly interest payments beginning November 30, 2003, with interest calculated on the unpaid principal balance at the Interest Rate; and one (1) final payment on June 30, 2004, of all principal and accrued interest not yet paid. This Note may be prepaid without any penalty or premium, in whole or in part, at any time or times. Any prepayment shall be applied first against any accrued and unpaid interest and then against the Principal Sum.

Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due; or (b) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced by Borrower or against Borrower under any bankruptcy or insolvency laws.

Upon default, the holder hereof may declare the entire principal balance of this Note and all accrued unpaid interest immediately due, without notice, and then Borrower shall be obligated to pay that amount to Lender immediately. All or any portion of such amount not so paid immediately by Borrower to Lender shall bear a default rate of interest, commencing on and as of the date of such default to and including the date the such defaulted amount is repaid in full, at a rate of twenty-five percent (25%) per annum, compounded daily. Borrower shall also be obligated to pay to Lender all of Lender's costs of collection of the amounts due and payable by Borrower under this Note, including but not limited to all of Lender's attorney's fees and expenses, court costs and any other costs and expenses associated with such collection.

Notwithstanding anything elsewhere contained herein to the contrary, the rate of interest payable hereunder shall in no event exceed the maximum lawful rate which may be charged under applicable law. The undersigned represents and warrants to the holder that the amounts borrowed under this Note have been and will be used for business purposes.

Borrower hereby waives diligence, presentment, demand, protest and notice of every kind whatsoever. The failure of the holder hereof to exercise any of his rights hereunder in any particular instance shall not constitute a waiver of the same or of any other right in that or any subsequent instance. The holder shall not, by any act of omission or commission, be deemed to waive any of his rights or remedies hereunder or in connection herewith unless such waiver shall be in writing and signed by the holder, and then only to the extent specifically set forth therein. A waiver of one event shall not be construed as continuing or as a bar to or a waiver of such right or remedy of or on a subsequent event.

This Note is made under and governed by, and shall be construed and enforced in accordance with, the laws of the State of Illinois without regard to conflict of laws principles. This Note shall be binding upon the successors of Borrower.

                                            WEBSOURCED, INC.


                                            By_____________________________
                                            Title____________________________





Promissory Note
November 15, 2003
Page 2

                                 PROMISSORY NOTE

$170,000.00                                                  November 15, 2003
                                                     Hillside, Illinois  60162

The undersigned, CGI HOLDING CORPORATION ("Borrower"), a Nevada corporation, for value received, hereby promises to pay to the order of ROBERTI JACOBS FAMILY TRUST u/a/d 11-11-99 ("Lender"), at 31 N. Suffolk Lane, Lake Forest, Illinois 60162 (or at such other place as may be designated by the holder hereof to Borrower from time to time), the principal sum of ONE HUNDRED SEVENTY THOUSAND DOLLARS ($170,000.00) (the "Principal Sum"), together with interest thereon as hereinafter provided.

The Principal Sum shall bear interest, commencing on and as of the date hereof to and including the date the Principal Sum is repaid in full, at a rate of thirteen percent (13%) per annum (the "Interest Rate"), payable on the last day of each calendar month commencing November 30, 2003, and upon repayment in full of the Principal Sum.

The Borrower shall repay the entire Principal Sum of this loan together with all accrued interest on this Note immediately UPON DEMAND by Lender. No prior notice of such demand shall be required.

This Note may be voluntarily prepaid by Borrower without any penalty or premium, in whole or in part, at any time or times. Any prepayment shall be applied first against any accrued and unpaid interest and then against the Principal Sum.

Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due; (b) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced by Borrower or against Borrower under any bankruptcy or insolvency laws; or (c) Borrower fails to repay the entire Principal Sum of this Loan together with all accrued interest on this
Note immediately UPON DEMAND by Lender.

Upon default, all or any portion of such amount not so paid immediately by Borrower to Lender shall bear a default rate of interest, commencing on and as of the date of such default to and including the date the such defaulted amount is repaid in full, at a rate of twenty-five percent (25%) per annum, compounded daily.

Notwithstanding anything elsewhere contained herein to the contrary, the rate of interest payable hereunder shall in no event exceed the maximum lawful rate which may be charged under applicable law. The undersigned represents and warrants to the holder that the amounts borrowed under this Note have been and will be used for business purposes.

Borrower hereby waives diligence, presentment, demand, protest and notice of every kind whatsoever. The failure of the holder hereof to exercise any of his rights hereunder in any particular instance shall not constitute a waiver of the same or of any other right in that or any subsequent instance. The holder shall not, by any act of omission or commission, be deemed to waive any of his rights or remedies hereunder or in connection herewith unless such waiver shall be in writing and signed by the holder, and then only to the extent specifically set forth therein. A waiver of one event shall not be construed as continuing or as a bar to or a waiver of such right or remedy of or on a subsequent event.

This Note is made under and governed by, and shall be construed and enforced in accordance with, the laws of the State of Illinois without regard to conflict of laws principles. This Note shall be binding upon the successors of Borrower.

                                            CGI HOLDING CORPORATION


                                            By_____________________________
                                            Title____________________________


Promissory Note
November 5, 2003
Page 2


                                 PROMISSORY NOTE


$200,000.00                                                   November 5, 2003
                                                     Hillside, Illinois  60162

The undersigned, CGI HOLDING CORPORATION ("Borrower"), a Nevada corporation, for value received, hereby promises to pay to the order of ROBERTI JACOBS FAMILY TRUST u/a/d 11-11-99 ("Lender"), at 31 N. Suffolk Lane, Lake Forest, Illinois 60162 (or at such other place as may be designated by the holder hereof to Borrower from time to time), the principal sum of TWO HUNDRED THOUSAND DOLLARS ($200,000.00) (the "Principal Sum"), together with interest thereon as hereinafter provided.

The Principal Sum shall bear interest, commencing on and as of the date hereof to and including the date the Principal Sum is repaid in full, at a rate of eighteen percent (18%) per annum (the "Interest Rate"), payable on the last day of each calendar month commencing November 30, 2003, and upon repayment in full of the Principal Sum.

The Borrower shall repay the entire Principal Sum of this loan together with all accrued interest on this Note immediately UPON DEMAND by Lender. No prior notice of such demand shall be required.

This Note may be voluntarily prepaid by Borrower without any penalty or premium, in whole or in part, at any time or times. Any prepayment shall be applied first against any accrued and unpaid interest and then against the Principal Sum.

Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due; (b) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced by Borrower or against Borrower under any bankruptcy or insolvency laws; or (c) Borrower fails to repay the entire Principal Sum of this Loan together with all accrued interest on this
Note immediately UPON DEMAND by Lender.

Upon default, all or any portion of such amount not so paid immediately by Borrower to Lender shall bear a default rate of interest, commencing on and as of the date of such default to and including the date the such defaulted amount is repaid in full, at a rate of twenty-five percent (25%) per annum, compounded daily.

Notwithstanding anything elsewhere contained herein to the contrary, the rate of interest payable hereunder shall in no event exceed the maximum lawful rate which may be charged under applicable law. The undersigned represents and warrants to the holder that the amounts borrowed under this Note have been and will be used for business purposes.

Borrower hereby waives diligence, presentment, demand, protest and notice of every kind whatsoever. The failure of the holder hereof to exercise any of his rights hereunder in any particular instance shall not constitute a waiver of the same or of any other right in that or any subsequent instance. The holder shall not, by any act of omission or commission, be deemed to waive any of his rights or remedies hereunder or in connection herewith unless such waiver shall be in writing and signed by the holder, and then only to the extent specifically set forth therein. A waiver of one event shall not be construed as continuing or as a bar to or a waiver of such right or remedy of or on a subsequent event.

This Note is made under and governed by, and shall be construed and enforced in accordance with, the laws of the State of Illinois without regard to conflict of laws principles. This Note shall be binding upon the successors of Borrower.

                                            CGI HOLDING CORPORATION


                                            By_____________________________
                                            Title____________________________

Promissory Note
December 23, 2002
Page 2


                                 PROMISSORY NOTE


$250,000.00                                                  December 23, 2002
                                                     Hillside, Illinois  60162


The undersigned, CGI HOLDING CORPORATION ("Borrower"), a Nevada corporation, for value received, hereby promises to pay to the order of ROBERTI JACOBS FAMILY TRUST u/a/d 11-11-99 ("Lender"), at 31 N. Suffolk Lane, Lake Forest, Illinois 60162 (or at such other place as may be designated by the holder hereof to Borrower from time to time), the principal sum of TWO HUNDRED FIFTY THOUSAND DOLLARS ($250,000.00) (the "Principal Sum"), together with interest thereon as hereinafter provided.

The Principal Sum shall bear interest, commencing on and as of the date hereof to and including the date the Principal Sum is repaid in full, at a rate of thirteen percent (13%) per annum (the "Interest Rate"). The Borrower shall pay this loan in accordance with the following schedule: eleven (11) consecutive monthly interest payments beginning January 15, 2003, with interest calculated on the unpaid principal balance at the Interest Rate; and one (1) final payment on December 15, 2003, of all principal and accrued interest not yet paid.

This Note may be voluntarily prepaid by Borrower without any penalty or premium, in whole or in part, at any time or times. Borrower shall be required to prepay $200,000 of the principal and accrued interest on this Note immediately upon the date (the "Mandatory Partial Prepayment Date") of receipt by Borrower of the $200,000 payable to Borrower by Contract Operations Planning, Inc. pursuant to that certain letter of direction dated August 6, 2002, from Safe Environment Corp. of Indiana to Contract Operations Planning, Inc., in regard to that certain Escrow Agreement dated April 30, 2002, between Safe Environment Corp. of Indiana, as Principal, and Contract Operations Planning, Inc., as Escrowee. Any prepayment shall be applied first against any accrued and unpaid interest and then against the Principal Sum.

Borrower will be in default if any of the following happens: (a) Borrower fails to make any payment when due; (b) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, Borrower makes an assignment for the benefit of creditors, or any proceeding is commenced by Borrower or against Borrower under any bankruptcy or insolvency laws; or (c) Borrower fails to prepay $200,000 of the principal and accrued interest on this Note immediately upon the Mandatory Partial Prepayment Date.

Upon default, the holder hereof may declare the entire principal balance of this Note and all accrued unpaid interest immediately due, without notice, and then Borrower shall be obligated to pay that amount to Lender immediately. All or any portion of such amount not so paid immediately by Borrower to Lender shall bear a default rate of interest, commencing on and as of the date of such default to and including the date the such defaulted amount is repaid in full, at a rate of twenty-five percent (25%) per annum, compounded daily.

Notwithstanding anything elsewhere contained herein to the contrary, the rate of interest payable hereunder shall in no event exceed the maximum lawful rate which may be charged under applicable law. The undersigned represents and warrants to the holder that the amounts borrowed under this Note have been and will be used for business purposes.

Borrower hereby waives diligence, presentment, demand, protest and notice of every kind whatsoever. The failure of the holder hereof to exercise any of his rights hereunder in any particular instance shall not constitute a waiver of the same or of any other right in that or any subsequent instance. The holder shall not, by any act of omission or commission, be deemed to waive any of his rights or remedies hereunder or in connection herewith unless such waiver shall be in writing and signed by the holder, and then only to the extent specifically set forth therein. A waiver of one event shall not be construed as continuing or as a bar to or a waiver of such right or remedy of or on a subsequent event.

This Note is made under and governed by, and shall be construed and enforced in accordance with, the laws of the State of Illinois without regard to conflict of laws principles. This Note shall be binding upon the successors of Borrower.

                                            CGI HOLDING CORPORATION


                                            By_____________________________
                                            Title____________________________

EXHIBIT 14.


11/20/2003

                                 LEASE AGREEMENT


THIS LEASE is executed this 24 day of November, 2003, by and between DUKE REALTY LIMITED PARTNERSHIP, an Indiana limited partnership doing business in North Carolina as Duke Realty of Indiana Limited Partnership ("Landlord"), and WEBSOURCED, INC., a North Carolina corporation ("Tenant").

                                   WITNESSETH:

                          ARTICLE 1 - LEASE OF PREMISES

Section 1.01. Basic Lease Provisions and Definitions.

A. Leased Premises (shown outlined on Exhibit A attached hereto): 300 Perimeter Park Drive, Suite D; Morrisville, North Carolina 27560 (the "Building"); located in Perimeter Park (the "Park");

B. Rentable Area of Leased Premises: approximately 30,970 square feet

Landlord shall use BOMA standards, consistently applied, in determining the rentable area of the Leased Premises. Landlord shall measure the Leased Premises from the outside of the exterior concrete tilt-up walls (front, back and sides) (excluding downspouts or gutters, outside rear stair canopies, outside smoking pavilions, outside patios, sidewalks) to the centerline of the demising walls. Landlord's measurement shall conclusively be deemed correct for all purposes hereunder.

C. Tenant's Proportionate Share: 55.64%;

D. Minimum Annual Rent: 03/1/2004 - 02/28/2005                 $      0.00
                        03/1/2005 - 02/28/2006                 $239,398.08
                        03/1/2006 - 02/28/2007                 $246,521.16
                        03/1/2007 - 02/29/2008                 $253,953.96
                        03/1/2008 - 02/28/2009                 $261,386.76
                        03/1/2009 - 02/28/2010                 $269,439.00
                        03/1/2010 - 02/28/2011                 $277,491.24
                        03/1/2011 - 02/29/2012                 $285,543.36
                        03/1/2012 - 02/28/2013                 $294,215.04
                        03/1/2013 - 02/28/2014                 $303,196.32

E.Monthly Rental Installments:
                        03/1/2004 - 02/28/2005                 $     0.00
                        03/1/2005 - 02/28/2006                 $19,949.84
                        03/1/2006 - 02/28/2007                 $20,543.43
                        03/1/2007 - 02/29/2008                 $21,162.83
                        03/1/2008 - 02/28/2009                 $21,782.23
                        03/1/2009 - 02/28/2010                 $22,453.25
                        03/1/2010 - 02/28/2011                 $23,124.27
                        03/1/2011 - 02/29/2012                 $23,795.28
                        03/1/2012 - 02/28/2013                 $24,517.92
                        03/1/2013 - 02/28/2014                 $25,266.36

F. Landlord's Share of Expenses: $0.00 times the rentable area of the Building;

G. Lease Term: Ten (10) years;

H. Target Commencement Date: March 1, 2004;

I. Security Deposit: A letter of credit in the amount of $11,304.04 pursuant to the terms in Article 4 herein;

J. Guarantor(s): None;

K. Broker(s): Grubb & Ellis/Thomas Linderman representing Tenant;

L. Permitted Use: General office;

M. Address for notices:

           Landlord:                Duke Realty Limited Partnership
                                    1800 Perimeter Park Drive, Suite 200
                                    Morrisville, North Carolina 27560
                                    Attention:  Andrew Kelton

           With a copy to: Duke Realty Limited Partnership
                                    3950 Shackleford Road, Suite 300
                                    Duluth, Georgia  30096-8268
                        Attention:  Elizabeth C. Belden, Corporate Counsel

           Tenant:         WebSourced, Inc.
                                    300 Perimeter Park Drive, Suite D
                                    Morrisville, North Carolina  27560
                                    Attention: President

         With a copy to:             CGI Holding Corp.
                                     300 North Mannheim Road
                                     Hillside, IL  60162
                                     Attention: President

           Address for rental and other payments:

                                    Duke Realty Limited Partnership
                                    75 Remittance Drive, Suite 3205
                                    Chicago, Illinois  60675-3205

Section 1.02. Leased Premises. Landlord hereby leases to Tenant and Tenant leases from Landlord, under the terms and conditions herein, the Leased Premises, including the non-exclusive right to use parking, driveways, and other common areas associated with the Building and the Park.

                         ARTICLE 2 - TERM AND POSSESSION

Section 2.01. Term. The term of this Lease ("Lease Term") shall be for the period of time as set forth in Section 1.01(G) hereof, and shall commence on the date (the "Commencement Date") that is the later to occur of (i) the Target Commencement Date and (ii) Substantial Completion (as hereinafter defined) of the Tenant Improvements (as hereinafter defined).

Section 2.02. Construction of Tenant Improvements.

(a) Tenant has personally inspected the Leased Premises and accepts the same "AS IS" without representation or warranty by Landlord of any kind and with the understanding that Landlord shall have no responsibility with respect thereto except to perform in a good and workmanlike manner the Tenant Improvements in the attached Exhibit B (the "Tenant Improvements"), and in accordance with the Scope of Work dated November 17, 2003, incorporated herein as Exhibit B-1
("Scope of Work"), based on approved space plans and specifications dated November 15, 2003, as prepared by IS Design with Landlord regarding the installation of Tenant's phone and data wiring and any other trade related fixtures that will need to be installed in the Leased Premises prior to
Substantial Completion. In addition, if and to the extent permitted by applicable laws, rules and ordinances, Tenant shall have the right to enter the Leased Premises for fifteen (15) days prior to the scheduled date for Substantial Completion (as may be modified from time to time) in order to install fixtures and otherwise prepare the Leased Premises for occupancy (which right shall expressly exclude making any structural modifications). During any entry prior to the Commencement Date (i) Tenant shall comply with all terms and conditions of this Lease other than the obligation to pay rent, (ii) Tenant shall not interfere with Landlord's completion of the Tenant Improvements, (iii) Tenant shall cause its personnel and contractors to comply with the terms and conditions of Landlord's rules of conduct (which Landlord agrees to furnish to Tenant upon request), and (iv) Tenant shall not begin operation of its business. Tenant acknowledges that Tenant shall be responsible for obtaining all applicable permits and inspections relating to any such entry by Tenant.

(b) For purposes of this Lease (i) "Substantial Completion" (or any grammatical variation thereof) shall mean completion of construction of the Tenant Improvements, subject only to punchlist items to be identified by Landlord and Tenant in a joint inspection of the Leased Premises prior to Tenant's occupancy, the completion of which will not materially affect Tenant's use and occupancy of, or ability to obtain an occupancy permit for the Leased Premises (Tenant acknowledging, however, that even if Landlord has Substantially Completed the Tenant Improvements, Landlord may not be able to obtain an occupancy permit for the Leased Premises because of the need for completion of all or a portion of improvements being installed in the Leased Premises directly by Tenant), and
(ii) "Tenant Delay" shall mean any delay in the completion of the Tenant Improvements attributable to Tenant, including, without limitation, (A) Tenant's failure to meet any time deadlines specified herein related to the construction of the Tenant Improvements, (B) Change Orders, (C) Tenant's requirements for special work or materials, finishes or installations other than Building standard and other than as shown on Exhibit B attached hereto, (D) the performance of any other work in the Leased Premises by any person, firm or corporation employed by or on behalf of Tenant, or any failure to complete or delay in completion of such work, and (E) any other act or omission of Tenant.

(c) Notwithstanding anything to the contrary contained in Section 2.01 above, if Substantial Completion of the Tenant Improvements is delayed beyond the Target Commencement Date as a result of Tenant Delay, then, for purposes of determining the Commencement Date, Substantial Completion of the Tenant Improvements shall be deemed to have occurred on the date that Substantial Completion of the Tenant Improvements would have occurred but for such Tenant Delay. Without limiting the foregoing, Landlord shall use commercially reasonable speed and diligence to Substantially Complete the Tenant Improvements on or before the Target
Commencement Date. Promptly following the Commencement Date, Tenant shall execute Landlord's Letter of Understanding in substantially the form attached hereto as Exhibit C and made a part hereof, acknowledging (x) the Commencement Date of this Lease, and (y) except for any punchlist items, that Tenant has accepted the Leased Premises. If Tenant takes possession of and occupies the Leased Premises, Tenant shall be deemed to have accepted the Leased Premises and that the condition of the Leased Premises and the Building was at the time satisfactory and in conformity with the provisions of this Lease in all respects, subject to any punchlist items.

(d) Landlord hereby warrants to Tenant, which warranty shall survive for the one
(1) year period following the Substantial Completion of the Tenant Improvements, that (i) the materials and equipment furnished by Landlord's contractors in the completion of the Tenant Improvements will be of good quality and new, and (ii) such materials and equipment and the work of such contractors shall be free from defects not inherent in the quality required or permitted hereunder. This warranty shall exclude damages or defects caused by Tenant, its agents, employees or contractors, improper or insufficient maintenance, improper operation or normal wear and tear under normal usage.

(e) Tenant shall contribute an amount equal to Thirty Thousand and 00/100 Dollars ($30,000.00) (the "Tenant Contribution") toward the cost of the Tenant Improvements. The Tenant Contribution shall be paid by Tenant to Landlord upon commencement of the Lease.

Section 2.03. Surrender of the Premises. Upon the expiration or earlier termination of this Lease, Tenant shall immediately surrender the Leased Premises to Landlord in broom-clean condition and in good condition and repair except for normal wear and tear and loss by insured casualty. Tenant shall also remove its personal property, trade fixtures and any of Tenant's alterations designated by Landlord at the time Landlord approved such alterations (including wiring and cabling), promptly repair any damage caused by such removal, and restore the Leased Premises to the condition existing upon the Commencement
Date, reasonable wear and tear excepted, prior to such expiration or termination. If Tenant fails to do so prior to such expiration or termination, Landlord may restore the Leased Premises to such condition at Tenant's expense, Landlord may cause all of said property to be removed at Tenant's expense, and Tenant hereby agrees to pay all the reasonable costs and expenses thereby reasonably incurred. All Tenant property which is not removed within ten (10) days following Landlord's written demand therefor shall be conclusively deemed to have been abandoned by Tenant, and Landlord shall be entitled to dispose of such property at Tenant's cost without thereby incurring any liability to Tenant. The provisions of this section shall survive the expiration or other termination of this Lease.

Section 2.04. Holding Over. If Tenant retains possession of the Leased Premises after the expiration or earlier termination of this Lease, Tenant shall become a tenant from month to month at one hundred fifty percent (150%) of the Monthly Rental Installment in effect at the end of the Lease Term, and otherwise upon the terms, covenants and conditions herein specified, so far as applicable. Acceptance by Landlord of rent in such event shall not result in a renewal of this Lease, and Tenant shall vacate and surrender the Leased Premises to Landlord upon Tenant being given thirty (30) days' prior written notice from Landlord to vacate whether or not said notice is given on the rent paying date. This Section 2.04 shall in no way constitute a consent by Landlord to any holding over by Tenant upon the expiration or earlier termination of this Lease, nor limit Landlord's remedies in such event.

                                ARTICLE 3 - RENT

Section 3.01. Base Rent. Tenant shall pay to Landlord the Minimum Annual Rent in the Monthly Rental Installments, in advance and in accordance with Sections
1.01.D and 1.01.E of this Lease Agreement, without deduction or offset, beginning on the Commencement Date, if applicable, and on or before the first day of each and every calendar month thereafter during the Lease Term. The Monthly Rental Installment for partial calendar months shall be prorated.

Section 3.02. Additional Rent. In addition to the Minimum Annual Rent Tenant shall pay to Landlord for each calendar year during the Lease Term, as "Additional Rent," Tenant's Proportionate Share of all costs and expenses incurred by Landlord during the Lease Term for Real Estate Taxes and Operating Expenses for the Building and common areas (collectively "Common Area Charges").

"Operating Expenses" shall mean all of Landlord's expenses for operation, repair, replacement and maintenance to keep the Building and common areas in good order, condition and repair (including all additional direct costs and expenses of operation and maintenance of the Building which Landlord reasonably determines it would have paid or incurred during such year if the Building had been fully occupied), including, but not limited to, management fees up to a maximum of four percent (4%) of gross rental revenue or administrative fees; utilities; stormwater discharge fees; license, permit, inspection and other fees; fees and assessments imposed by any covenants or owners' association; security services; insurance premiums and reasonable deductibles; and maintenance, repair and replacement of the driveways, parking areas (including snow removal), exterior lighting, landscaped areas, walkways, curbs, storm conveyance systems, sewer lines, exterior walls, foundation, structural frame, roof and gutters. The cost of any capital improvement shall be amortized over the useful life of such improvement (as reasonably determined by Landlord in accordance with GAAP), and only the amortized portion shall be included in Operating Expenses.

Notwithstanding anything to the contrary set forth above, Operating Expenses shall not include the following:

(i) any ground lease rental;

(ii) capital expenditures required by Landlord's failure to comply with laws enacted on or before the date the Building's temporary certificate of occupancy or the equivalent is validly issued; provided, however, the capital expenditures incurred by Landlord and required by laws enacted after the date the Building's temporary certificate of occupancy or the equivalent is validly issued shall be amortized over the useful life of such capital expenditure, such amortization amount to be considered an Operating Expense;

(iii) costs incurred by Landlord for the repair of damage to the Building, to the extent Landlord is reimbursed by insurance proceeds;

(iv) expenses in connection with services or other benefits which are not available to Tenant or for which Tenant is charged directly but which are not provided to another tenant or occupant of the Building;

(v) any cost associated with leasing or marketing space in the Building, including tenant improvements, advertising, lease commissions, legal fees for lease negotiations, space planning or marketing material;

(vi) interest, principal, points and fees on debts or amortization on any mortgage or mortgages or any other debt instrument encumbering the Building or the property on which the Building stands (the "Land");

(vii) Landlord's general corporate overhead and general expenses, other than charges for property management and in-house labor provided for maintenance of the Building;

(viii) electric power costs for which any tenant directly contracts with the local public service company;

(ix) costs incurred in connection with upgrading the Building to comply with handicap, life, fire and safety codes in effect prior to the date the temporary certificate of occupancy or the equivalent is issued;

(x) tax penalties incurred as a result of Landlord's negligence or inability or unwillingness to make payments when due;

(xi) costs arising from Landlord's charitable or political contributions;

(xii) costs arising from earthquake insurance to the extent coverage exceeds the coverage carried by landlords of other buildings comparable to the Building;

(xiii) federal and state income and franchise taxes of Landlord or any such other taxes not in the nature of real estate taxes, except taxes on rent;

(xiv) costs of selling, financing, syndicating or hypothecating the interest of Landlord in the Building, the Land, and Park;

(xv) legal and other costs associated with the mortgaging, refinancing or sale of the Building or any interest therein;

(xvi) any costs and expenses related to or incurred in connection with disputes with tenants of the Building or Land or any lender for the Building or Land; and

(xvii) salaries, wages or other compensation paid to officers or executives of Landlord above the level of senior property manager in their respective capacities.

"Real Estate Taxes" shall include any form of real estate tax or assessment or service payments in lieu thereof, and any license fee, commercial rental tax, improvement bond or other similar charge or tax (other than inheritance, personal income or estate taxes) imposed upon the Building or common areas (or against Landlord's business of leasing the Building) by any authority having the power to so charge or tax, together with costs and expenses of contesting the validity or amount of Real Estate Taxes (provided said Real Estate Taxes are actually reduced) which at Landlord's option may be calculated as if such contesting work had been performed on a contingent fee basis (whether charged by Landlord's counsel or representative; provided, however, that said fees are reasonably comparable to the fees charged for similar services by others not affiliated with Landlord, but in no event shall fees exceed twenty-five percent (25%) of the good faith estimated tax savings). Additionally, Tenant shall pay, prior to delinquency, all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all personal property of Tenant contained in the Leased Premises.

Section 3.03. Payment of Additional Rent. Landlord shall estimate the total amount of Additional Rent to be paid by Tenant during each calendar year of the Lease Term, pro-rated for any partial years. After the first twelve (12) months of the Lease Term, Tenant shall pay to Landlord each month, at the same time the Monthly Rental Installment is due, unless otherwise agreed to, an amount equal to one-twelfth (1/12) of the estimated Additional Rent for such year. Within a reasonable time after the end of each calendar year, Landlord shall submit to Tenant a statement of the actual amount of such Additional Rent and within thirty (30) days after receipt of such statement, Tenant shall pay any deficiency between the actual amount owed and the estimates paid during such calendar year. In the event of overpayment, Landlord shall credit the amount of such overpayment toward the next installments of Minimum Rent; provided, however, Tenant shall not be entitled to a credit if actual Common Area Charges are less than Landlord's Share of Expenses. If such overpayment is due to Tenant after the termination of the Lease, Landlord shall return the overpayment to Tenant within thirty (30) days of Landlord's issuance of such statement. This provision shall survive the expiration or earlier termination of this Lease.

Section 3.04. Late Charges. Tenant acknowledges that Landlord shall incur certain additional unanticipated administrative and legal costs and expenses if Tenant fails to timely pay any payment required hereunder. In the event Tenant fails to pay any installment of base rent or additional rent hereunder within five (5) days of the due date of such installment, Tenant shall pay to Landlord on demand a late charge in an amount equal to four percent (4%) of such installment to help defray the additional cost to Landlord for processing such late payment. The provision for such late charge shall be in addition to all of Landlord's other rights and remedies hereunder or at law and shall not be construed as liquidated damages or as limiting Landlord's remedies in any manner. If, on account of any breach or default by Tenant in Tenant's obligations under the terms and conditions of this Lease, it shall become necessary or appropriate for Landlord to employ or consult with an attorney concerning or to enforce or defend any of Landlord's rights or remedies hereunder, Tenant agrees to pay any and all reasonable attorneys' fees so incurred.

Section 3.05. Right to Audit. Tenant will be entitled from time to time to audit and verify the operations of the Building and the related books and records of Landlord to assure that the operating expenses from time to time reported by Landlord are in keeping with the provisions of this paragraph. As to any calendar year, any undertaking by Tenant must be initiated within ninety (90) days of receipt by Tenant of the statement; and absent fraud or gross negligence on Landlord's part, the operating expenses as timely reported by Landlord for the calendar year will be deemed controlling upon the expiration of Tenant's audit and verification rights for such calendar year. In the event of any errors, the appropriate party will make a correcting payment in full to the other party within thirty (30) days after the determination and communication to all parties of the amount of such error. Notwithstanding the foregoing, Tenant shall be prohibited from using any third party audit firm that is paid on a contingent fee basis. In the event of any errors on the part of Landlord which Landlord agrees were errors in excess of five percent (5%) of Operating Expenses for any calendar year, Landlord will also reimburse Tenant for all costs of an audit reasonably incurred by Tenant.

                          ARTICLE 4 - SECURITY DEPOSIT

As security for Tenant's obligations hereunder, contemporaneously with the execution of this Lease, Tenant shall deliver to Landlord an irrevocable and unconditional standby letter of credit (the "Original Letter of Credit"), in the amount of Eleven Thousand Three Hundred Four and 04/100 Dollars ($11,304.04), issued for the benefit of Landlord (such Original Letter of Credit and any substituted or replacement letter of credit issued in accordance with this Lease are hereinafter collectively referred to as the "Letter of Credit"; the Letter of Credit, the proceeds thereof and any other monies paid hereunder are hereinafter collectively referred to as the "Security Deposit"), shall have an initial expiration date not earlier than three hundred sixty-five days from the date of issuance, shall be issued by national or commercial bank as may be reasonably approved by Landlord in writing, shall be assignable by Landlord concurrently with an assignment by Landlord of this Lease and the assumption of Landlord's obligations hereunder by the assignee.

Not less than thirty (30) days prior to the expiration of the Original Letter of Credit and each year thereafter, Tenant shall deliver to Landlord a substituted or replacement Letter of Credit issued for the benefit of Landlord in an amount equal to the Reduced Security Deposit and with an expiration date not earlier than 365 days from issuance, and in the same form and content as the Original Letter of Credit. Landlord may draw on the Letter of Credit in the event that, among other things, Tenant fails to deliver to Landlord such substituted or replacement Letter of Credit in the time and manner required by this Section. Upon delivery of a replacement Letter of Credit, Landlord shall return the existing Letter of Credit to Tenant.

From and after execution of this Lease, if Tenant (i) fails at any time to pay any amount due when due (after expiration of any applicable grace, notice or cure periods), or (ii) breaches any material covenant or obligation of this Lease and such breach continues beyond any applicable cure period, then Landlord may, but shall be under no obligation to, from time to time and without prejudice to any other right or remedies, draw upon such Letter of Credit (in its entirety or in partial drawings from time to time) and use all or a portion of the resulting monies to the extent necessary to pay any such amount due, to cure any such breach or to compensate Landlord for its damages incurred by reason of such breach.

In the event that Landlord applies the Security Deposit or a portion thereof as provided in Article 4 herein, Tenant shall immediately upon notice from Landlord of such application pay the amount so applied to Landlord, it being the intent of the parties that the Security Deposit to be held by Landlord always be the amount stated herein. It is expressly understood and agreed, however, that the Security Deposit shall not be considered an advance payment of rent or a measure of Landlord's damages in the event of a default by Tenant. Upon Tenant's vacation of the Leased Premises upon the expiration or other termination of the Lease, and provided that Tenant is not then in default under the Lease, the Security Deposit shall be returned by Landlord to Tenant without interest. This obligation shall survive termination of the Lease.

                                 ARTICLE 5 - USE

Section 5.01. Use of Leased Premises. The Leased Premises are to be used by Tenant solely for the Permitted Use and for no other purposes without the prior written consent of Landlord, not to be unreasonably withheld.

Section 5.02. Covenants of Tenant Regarding Use. Tenant shall (i) use and maintain the Leased Premises and conduct its business thereon in a safe, careful, and lawful manner, (ii) comply with all laws, rules, regulations, orders, ordinances, directions and requirements of any governmental authority or agency, now in force or which may hereafter be in force, including without limitation those which shall impose upon Landlord or Tenant any duty with respect to or triggered by a change in the use or occupation of, or any improvement or alteration to, the Leased Premises, and (iii) comply with and obey all reasonable directions of the Landlord, including directions as to the non-exclusive use of, and ratio of, parking spaces, as well as the Building rules and regulations that may be adopted by Landlord from time to time and provided to Tenant in writing (the current form of Building rules and regulations is attached hereto as Exhibit D). Tenant shall not do or permit anything to be done in or about the Leased Premises or common areas which constitutes a nuisance or which interferes with the rights of other tenants or injures or annoys them. Landlord shall not be responsible to Tenant for the nonperformance by any other tenant or occupant of the Building of its lease or of any rules and regulations but will enforce all rules and regulations in an equitable manner. Tenant shall not overload the floors of the Leased Premises. All damage to the floor structure or foundation of the Building due to improper positioning or storage of items or materials shall be repaired by Landlord at the sole expense of Tenant, who shall reimburse Landlord immediately therefor upon demand. Tenant shall not use the Leased Premises, or allow the Leased Premises to be used, for any purpose or in any manner which would invalidate any policy of insurance now or hereafter carried on the Building or increase the rate of premiums payable on any such insurance policy unless Tenant reimburses Landlord as Additional Rent for any increase in premiums charged. Notwithstanding the foregoing, Landlord shall provide Tenant with a written courtesy notice of any such increase and Tenant shall have ten (10) days to cure such issue before any such increase shall be imposed.

Section 5.03. Landlord's Rights Regarding Use. In addition to the rights specified elsewhere in this Lease, Landlord shall have the following rights regarding the use of the Leased Premises or the common areas, each of which may be exercised without notice or liability to Tenant, provided such actions do not interfere with Tenant's use or enjoyment of the Leased Premises, (a) Landlord may install such signs, advertisements, notices or tenant identification information as it shall deem necessary or proper; (b) Landlord shall have the right at any time to control, change or otherwise alter the common areas as it shall deem necessary or proper; and (c) Landlord or Landlord's agent shall be permitted to inspect or examine the Leased Premises at any reasonable time upon reasonable advance written notice (except in an emergency when no notice shall be required), and Landlord shall have the right to make any repairs to the Leased Premises which are necessary for its preservation; provided, however, that any repairs made by Landlord shall be at Tenant's expense, except as provided in Section 7.02 hereof. Landlord shall incur no liability to Tenant for such entry, nor shall such entry constitute an eviction of Tenant or a termination of this Lease, or entitle Tenant to any abatement of rent therefor.

                       ARTICLE 6 - UTILITIES AND SERVICES

Tenant shall obtain in its own name and pay directly to the appropriate supplier the cost of all utilities and services serving the Leased Premises, including janitorial services. However, if any services or utilities are jointly metered with other property, Landlord shall make a reasonable determination of Tenant's proportionate share of the cost of such utilities and services (at rates that would have been payable if such utilities and services had been directly billed by the utilities or services providers to Tenant) and Tenant shall pay such share to Landlord within fifteen (15) days after receipt of Landlord's written statement. Except as set forth below, Landlord shall not be liable in damages or otherwise for any failure or interruption of any utility or other building service and no such failure or interruption shall entitle Tenant to terminate this Lease or withhold sums due hereunder. In the event of utility "deregulation", Landlord may choose the service provider. Tenant shall have the right, at its sole cost and expense, to install a security a security system within all or a portion of the Leased Premises. In the event Landlord is responsible for an interruption in the supply of utilities as provided herein, and such interruption adversely affects Tenant's ability to conduct its business in the Leased Premises for more than three (3) consecutive business days, Tenant shall be entitled to an abatement of base rental for each day after the third
(3rd) business day during which the interruption continues as its sole remedy for such interruption.

                       ARTICLE 7 - MAINTENANCE AND REPAIRS

Section 7.01. Tenant's Responsibility. During the Lease Term, Tenant shall, at its own cost and expense, maintain the Leased Premises in good condition, including interior janitorial services, regularly servicing and promptly making all repairs and replacements thereto, including but not limited to the electrical systems (including light bulb replacement), heating, ventilating and air conditioning ("HVAC") systems, plumbing systems, plate glass, floors, windows and doors, and shall obtain a preventive maintenance contract on the HVAC systems, and provide Landlord with a copy thereof. The preventive maintenance contract shall meet or exceed Landlord's standard maintenance criteria, and shall provide for the inspection and maintenance of the HVAC systems on not less than a semi-annual basis. Landlord represents that the HVAC systems will be in good working order upon the Commencement Date. In the event that the Tenant Improvements do not include the installation of new HVAC systems, and in the event that an HVAC unit serving the Leased Premises requires replacement during the initial Lease Term, Tenant shall promptly notify Landlord of the need for such replacement and, provided Landlord reasonably agrees with Tenant's determination, Landlord shall perform such replacement. The cost of replacement of the HVAC unit shall be amortized over the useful life of such unit (in accordance with generally accepted accounting principles), and Tenant shall pay to Landlord the amortized portion of such cost coming due during the term of this Lease; provided, however, that in the event such replacement is needed as a result of the negligence or willful misconduct of Tenant or Tenant's agents, employees, contractors or invitees, Tenant shall be required to perform the necessary replacement at its sole cost and expense.

Section 7.02. Landlord's Responsibility. During the Lease Term, Landlord shall maintain in good condition and repair, and replace as necessary, the roof, exterior walls, foundation and structural frame of the Building and the parking and landscaped areas, the costs of which shall be included in Operating Expenses to the extent provided in Section 3.02; provided, however, that to the extent any of the foregoing items require repair because of the negligence, misuse, or default of Tenant, its employees, agents, customers or invitees, Landlord shall make such repairs solely at Tenant's expense.

Section 7.03. Alterations. Tenant shall not permit alterations in or to the Leased Premises unless and until the plans have been approved by Landlord in writing in its reasonable discretion, except alterations that are cosmetic and non-structural in nature, provided the costs of such alterations are less than $10,000.00, require no building permit or similar permit from the applicable governmental authority, and are consistent in quality with the finish of the Leased Premises. As a condition of such approval, Landlord may require Tenant to remove the alterations and restore the Leased Premises upon termination of this Lease as long as Landlord notifies Tenant of such requirement at the time of approval; otherwise, all such alterations shall at Landlord's option become a part of the realty and the property of Landlord, and shall not be removed by Tenant. Tenant shall ensure that all alterations shall be made in accordance with all applicable laws, regulations and building codes, in a good and workmanlike manner and of quality equal to or better than the original construction of the Building. No person shall be entitled to any lien derived through or under Tenant for any labor or material furnished to the Leased Premises, and nothing in this Lease shall be construed to constitute a consent by Landlord to the creation of any lien. If any lien is filed against the Leased Premises for work claimed to have been done for or material claimed to have been furnished to Tenant, Tenant shall cause such lien to be discharged of record or bonded within thirty (30) days after filing. Tenant shall indemnify Landlord from all costs, losses, expenses and attorneys' fees in connection with any construction or alteration by or at the instance of Tenant and any related lien.

                              ARTICLE 8 - CASUALTY

Section 8.01. Casualty. In the event of total or partial destruction of the Building or the Leased Premises by fire or other casualty, Landlord agrees to promptly restore and repair same; provided, however, Landlord's obligation hereunder shall be limited to the reconstruction of such of the Tenant Improvements as were originally required to be made by Landlord, if any. Rent, including Additional Rent, shall proportionately abate during the time that the Leased Premises or part thereof are unusable because of any such damage. Notwithstanding the foregoing, if the Leased Premises are (i) so destroyed that they cannot be repaired or rebuilt within one hundred eighty (180) days from the casualty date; or (ii) destroyed by a casualty which is not covered by the insurance required hereunder or, if covered, such insurance proceeds are not released by any mortgagee entitled thereto or are insufficient to rebuild the Building and the Leased Premises; then, in case of a clause (i) casualty, either Landlord or Tenant may, or, in the case of a clause (ii) casualty, then Landlord may, upon thirty (30) days' written notice to the other party, terminate this Lease with respect to matters thereafter accruing.

Section 8.02. All Risk Coverage Insurance. During the Lease Term, Landlord shall maintain all risk coverage insurance on the Building for the full replacement cost thereof, but shall not protect Tenant's property on the Leased Premises; and, notwithstanding the provisions of Section 9.01, Landlord shall not be liable for any damage to Tenant's property, regardless of cause, including the negligence of Landlord and its employees, agents and invitees. Tenant hereby expressly waives any right of recovery against Landlord for damage to any property of Tenant located in or about the Leased Premises, however caused, including the negligence of Landlord and its employees, agents and invitees. Notwithstanding the provisions of Section 9.01 below, Landlord hereby expressly waives any rights of recovery against Tenant for damage to the Leased Premises or the Building which is insured against under Landlord's all risk coverage insurance. All insurance policies maintained by Landlord or Tenant as provided in this Lease shall contain an agreement by the insurer waiving the insurer's right of subrogation against the other party to this Lease.

                         ARTICLE 9 - LIABILITY INSURANCE

Section 9.01. Tenant's Responsibility. Landlord shall not be liable to Tenant or to any other person for (i) damage to property or injury or death to persons due to the condition of the Leased Premises, the Building or the common areas, or
(ii) the occurrence of any accident in or about the Leased Premises, or (iii) any act or neglect of Tenant or any other tenant or occupant of the Building or of any other person, unless such damage, injury or death is the result of Landlord's negligence or willful misconduct; and Tenant hereby releases Landlord from any and all liability for the same. Tenant shall be liable for, and shall indemnify and defend Landlord from, any and all liability for (i) any act or neglect of Tenant and any person coming on the Leased Premises or common areas by the license of Tenant, express or implied, (ii) any damage to the Leased Premises, and (iii) any loss of or damage or injury to any person (including death resulting therefrom) or property occurring in, on or about the Leased Premises, regardless of cause, except for any loss or damage covered by Landlord's all risk coverage insurance as provided in Section 8.02 and except for that caused solely and directly by Landlord's negligence or willful misconduct. This provision shall survive the expiration or earlier termination of this Lease.

Section 9.02. Landlord's Responsibility. Landlord shall assume the risk of, be responsible for, have the obligation to insure against, and indemnify Tenant and hold it harmless from any and all liability for any loss of or damage or injury to any person (including death resulting therefrom) or property (other than Tenant's property as provided in Section 8.02) occurring in, on or about the common areas, caused by the negligence, willful misconduct of Landlord and its employees, agents, representatives, customers and invitees, or breach by Landlord of the Lease after notice and opportunity to cure; and Landlord hereby releases Tenant from any and all liability for the same. Landlord's obligation to indemnify Tenant hereunder shall include the duty to defend against any claims asserted by reason of such loss, damage or injury and to pay any judgments, settlements, costs, fees and expenses, including attorney's fees incurred in connection therewith. This provision shall survive the expiration or earlier termination of this Lease.

Section 9.03. Tenant's Insurance. Tenant shall carry general public liability and property damage insurance, issued by one or more insurance companies acceptable to Landlord, with the following minimum coverages:

A. Worker's Compensation: minimum statutory amount.

B. Commercial General Liability Insurance, including blanket, contractual liability, broad form property damage, personal injury, completed operations, products liability, and fire damage: Not less than $3,000,000 Combined Single Limit for both bodily injury and property damage.

C. All Risk Coverage, Vandalism and Malicious Mischief, and Sprinkler Leakage insurance, if applicable, for the full cost of replacement of Tenant's property.

D. Business interruption insurance.

The insurance policies shall protect Tenant and Landlord as their interests may appear, naming Landlord and Landlord's managing agent and mortgagee as additional insureds, and shall provide that they may not be canceled on less than thirty (30) days' prior written notice to Landlord. Tenant shall furnish Landlord with Certificates of Insurance evidencing all required coverages on or before the Commencement Date. If Tenant fails to carry such insurance and furnish Landlord with such Certificates of Insurance after a request to do so, Landlord may obtain such insurance and collect the cost thereof from Tenant.

                           ARTICLE 10 - EMINENT DOMAIN

If all or any substantial part of the Building or common areas shall be acquired by the exercise of eminent domain, Landlord may terminate this Lease by giving written notice to Tenant on or before the date that actual possession thereof is so taken. If all or any part of the Leased Premises shall be acquired by the exercise of eminent domain so that the Leased Premises shall become unusable or Tenant cannot conduct its business therein by Tenant for the Permitted Use, Tenant may terminate this Lease as of the date that actual possession thereof is so taken by giving written notice to Landlord. All damages awarded shall belong to Landlord; provided, however, that Tenant may claim dislocation damages if such amount is not subtracted from Landlord's award.

                      ARTICLE 11 - ASSIGNMENT AND SUBLEASE

Tenant shall not assign this Lease or sublet the Leased Premises in whole or in part without Landlord's prior written consent, which consent shall not be unreasonably withheld, delayed, conditioned or denied. In the event of any assignment or subletting, Tenant shall remain primarily liable hereunder, and any extension, expansion, rights of first offer, rights of first refusal or other options granted to Tenant under this Lease shall be rendered void and of no further force or effect. The acceptance of rent from any other person shall not be deemed to be a waiver of any of the provisions of this Lease or to be a consent to the assignment of this Lease or the subletting of the Leased Premises. Without in any way limiting Landlord's right to refuse to consent to any assignment or subletting of this Lease, Landlord reserves the right to refuse to give such consent if in Landlord's reasonable opinion (i) the Leased Premises are or may be in any way adversely affected; (ii) the business reputation of the proposed assignee or subtenant is unacceptable; or (iii) the financial worth of the proposed assignee or subtenant is insufficient to meet the obligations hereunder. In the event that Tenant sublets the Leased Premises or any part thereof, or assigns this Lease and at any time receives rent and/or other consideration (excluding sales of personal property or equipment by Tenant to a subtenant) which exceeds that which Tenant would at that time be obligated to pay to Landlord, Tenant shall pay to Landlord 50% of the gross excess in such rent less reasonable cost of subleasing (including commissions, advertising costs, legal costs, and tenant improvement costs) as such rent is received by Tenant and 50% of any other consideration received by Tenant from such subtenant in connection with such sublease or, in the case of any assignment of this Lease by Tenant, Landlord shall receive 50% of any consideration paid to Tenant by such assignee in connection with such assignment. In addition, should Landlord agree to an assignment or sublease agreement, Tenant will pay to Landlord on demand the sum of $500.00 to partially reimburse Landlord for its costs, including reasonable attorneys' fees, incurred in connection with processing such assignment or subletting request.

Notwithstanding any provision of this Lease to the contrary, should Tenant receive consent from Landlord to sublease or assign its interest in the Premises and seek to sublease or assign its interest in the Premises in accordance with this paragraph, Tenant shall not use the name of Landlord, any insignia of Landlord, or any likeness of the Building in any of its advertising for such sublease or assignment (not including space plans or pictures of the interior of the Leased Premises).

Notwithstanding the foregoing, Tenant may assign the Lease or sublease all or any portion of the Leased Premises without Landlord's consent to any of the following (a "Permitted Transferee"), provided that the Permitted Transferee's financial condition, creditworthiness and business reputation following the transfer are equal to or exceed those of Tenant: (i) any successor corporation or other entity resulting from a merger, consolidation or reorganization of Tenant; (ii) any purchaser of all or substantially all of Tenant's assets; or
(iii) any entity which controls, is controlled by, or is under common control with Tenant. Tenant shall give Landlord thirty (30) days prior written notice of such assignment or sublease. Any Permitted Transferee shall assume in writing all of Tenant's obligations under this Lease. Tenant shall nevertheless at all times remain fully responsible and liable for the payment of rent and the performance and observance of all of Tenant's other obligations under this Lease. Nothing in this paragraph is intended to nor shall permit Tenant to transfer its interest under this Lease as part of a fraud or subterfuge to intentionally avoid its obligations under this Lease (for example, transferring its interest to a shell corporation that subsequently files a bankruptcy), and any such transfer shall constitute a Default hereunder.

                       ARTICLE 12 - TRANSFERS BY LANDLORD

Section 12.01. Sale of the Building. Landlord shall have the right to sell the Building at any time during the Lease Term, subject only to the rights of Tenant hereunder; and such sale shall operate to release Landlord from liability hereunder after the date of such conveyance. In the event a transferee shall agree to assume the obligations and liabilities of Landlord under the Lease prior to the date of the transfer, Landlord shall be released from all obligations and liabilities under the Lease. Tenant shall receive written notice of the transfer of the Security Deposit.

Section 12.02. Estoppel Certificate. Within ten (10) business days following receipt of a written request from Landlord, Tenant shall execute and deliver to Landlord, without cost, any instrument which Landlord deems reasonably necessary or desirable to confirm the subordination of this Lease and an estoppel certificate in such form as Landlord may reasonably request certifying (i) that this Lease is in full force and effect and unmodified or stating the nature of any modification, (ii) the date to which rent has been paid, (iii) that there are not, to Tenant's knowledge, any uncured defaults or specifying such defaults if any are claimed, and (iv) any other matters or state of facts reasonably required respecting the Lease. Such estoppel may be relied upon by Landlord and by any purchaser or mortgagee of the Building.

Section 12.03. Subordination. Landlord shall have the right to subordinate this Lease to any mortgage presently existing or hereafter placed upon the Building by so declaring in such mortgage. Notwithstanding the foregoing, if the mortgagee shall take title to the Leased Premises through foreclosure or deed in lieu of foreclosure, Tenant shall be allowed to continue in possession of the Leased Premises as provided for in this Lease so long as Tenant shall not be in default. Landlord shall use commercially reasonable efforts, upon written request by Tenant and at Tenant's sole expense, to obtain a Subordination, Non-Disturbance and Attornment Agreement executed by holders of any mortgages on the Leased Premises providing that (i) in the event the mortgagee files suit to foreclose the mortgage, the mortgagee will not join Tenant in the foreclosure proceedings so long as Tenant is not in default under any of the terms, covenants and conditions of the Lease, (ii) in the event mortgagee succeeds to the interest of mortgagor, as Landlord, and Tenant is not in default under the terms, covenants or conditions of the Lease, the mortgagee shall be bound to Tenant under all of the terms, covenants and conditions of the Lease,
(iii) Tenant agrees to attorn to mortgagee, and (iv) Tenant agrees to give mortgagee notice of Landlord's default and reasonable opportunity to cure.

                         ARTICLE 13 - DEFAULT AND REMEDY

Section 13.01. Default. The occurrence of any of the following shall be a "Default":

(a) Tenant fails to pay any Monthly Rental Installment or Additional Rent within five (5) days after the same is due, or Tenant fails to pay any other amounts due Landlord from Tenant within thirty (30) days after the same is due. Notwithstanding the foregoing, Landlord shall provide Tenant with a written courtesy notice of such Default and Tenant shall have an additional five (5) days to cure such Default; provided, however, that Landlord shall not be required to give such courtesy notice more than one (1) time with respect to any particular Default, nor more than two (2) times in any consecutive twelve (12) month period with respect to any payment Defaults in the aggregate.

(b) Tenant fails to perform or observe any other term, condition, covenant or obligation required under this Lease for a period of thirty (30) days after notice thereof from Landlord; provided, however, that if the nature of Tenant's default is such that more than thirty days are reasonably required to cure, then such default shall be deemed to have been cured if Tenant commences such performance within said thirty-day period and thereafter diligently completes the required action within a reasonable time.

(c) Tenant shall assign or sublet all or a portion of the Leased Premises in contravention of the provisions of Article 11 of this Lease.

(d) All or substantially all of Tenant's assets in the Leased Premises or Tenant's interest in this Lease are attached or levied under execution (and Tenant does not discharge the same within sixty (60) days thereafter); a petition in bankruptcy, insolvency or for reorganization or arrangement is filed by or against Tenant (and Tenant fails to secure a stay or discharge thereof within sixty (60) days thereafter); Tenant is insolvent and unable to pay its debts as they become due; Tenant makes a general assignment for the benefit of creditors; Tenant takes the benefit of any insolvency action or law; the appointment of a receiver or trustee in bankruptcy for Tenant or its assets if such receivership has not been vacated or set aside within thirty (30) days thereafter; or, dissolution or other termination of Tenant's corporate charter if Tenant is a corporation.

Section 13.02. Remedies. Upon the occurrence of any Default, Landlord shall have the following rights and remedies, in addition to those allowed by law or in equity, any one or more of which may be exercised without further notice to
Tenant:

(a) Landlord may apply the Security Deposit or lawfully re-enter the Leased Premises and cure any default of Tenant, and Tenant shall reimburse Landlord as additional rent for any costs and expenses which Landlord thereby incurs; and Landlord shall not be liable to Tenant for any loss or damage which Tenant may sustain by reason of Landlord's action.

(b) Landlord may terminate this Lease or, without terminating this Lease, terminate Tenant's right to possession of the Leased Premises as of the date of such Default, and thereafter (i) neither Tenant nor any person claiming under or through Tenant shall be entitled to possession of the Leased Premises, and Tenant shall immediately surrender the Leased Premises to Landlord; and (ii) Landlord may lawfully re-enter the Leased Premises and dispossess Tenant and any other occupants of the Leased Premises by any lawful means and may remove their effects, without prejudice to any other remedy which Landlord may have. Landlord shall have the right to secure the Premises against unauthorized entry and allow Tenant supervised access to the Leased Premises to remove those items belonging to Tenant which are not the subject of a security interest by Landlord. Upon the termination of this Lease, Tenant shall pay to Landlord all loss or damage which Landlord may sustain by reason of Tenant's default ("Default Damages"), which shall include without limitation, the difference between all rent due under the Lease and that recovered in any reletting, and expenses of preparing the Leased Premises for re-letting, demolition, repairs, tenant improvements, brokers' commissions and attorneys' fees, it being expressly understood and agreed that the liabilities and remedies specified in this subsection (b) shall survive the termination of this Lease.

(c) Landlord may, without terminating this Lease, re-enter the Leased Premises and re-let all or any part thereof for a term different from that which would otherwise have constituted the balance of the Lease Term and for rent and on terms and conditions different from those contained herein, Landlord shall have the right to secure the Premises against unauthorized entry, allow Tenant supervised access to the Leased Premises to remove those items belonging to Tenant which are not the subject of a security interest by Landlord and Tenant shall be immediately obligated to pay to Landlord as liquidated damages the present value (discounted at the Prime Rate) of the difference between the rent provided for herein and that provided for in any lease covering a subsequent re-letting of the Leased Premises, for the period which would otherwise have constituted the balance of the Lease Term, together with all of Landlord's Default Damages.

(d) Landlord may sue for injunctive relief or to recover damages for any loss resulting from the Default.

Section 13.03. Landlord's Default and Tenant's Remedies. Landlord shall be in default if it fails to perform any term, condition, covenant or obligation required under this Lease for a period of thirty (30) days after written notice thereof from Tenant to Landlord; provided, however, that if the term, condition, covenant or obligation to be performed by Landlord is such that it cannot reasonably be performed within thirty (30) days, such default shall be deemed to have been cured if Landlord commences such performance within said thirty-day period and thereafter diligently undertakes to complete the same. Upon the occurrence of any such default, Tenant may sue for injunctive relief or to recover damages for any loss directly resulting from the breach, but Tenant shall not be entitled to terminate this Lease or withhold, offset or abate any sums due hereunder.

Section 13.04. Limitation of Landlord's Liability. If Landlord shall fail to perform any term, condition, covenant or obligation required to be performed by it under this Lease and if Tenant shall, as a consequence thereof, recover a money judgment against Landlord, Tenant agrees that it shall look solely to Landlord's right, title and interest in and to the Building for the collection of such judgment; and Tenant further agrees that no other assets of Landlord shall be subject to levy, execution or other process for the satisfaction of Tenant's judgment.

Section 13.05. Nonwaiver of Defaults. Neither party's failure or delay in exercising any of its rights or remedies or other provisions of this Lease shall constitute a waiver thereof or affect its right thereafter to exercise or enforce such right or remedy or other provision. No waiver of any default shall be deemed to be a waiver of any other default. Landlord's receipt of less than the full rent due shall not be construed to be other than a payment on account of rent then due, nor shall any statement on Tenant's check or any letter accompanying Tenant's check be deemed an accord and satisfaction. No act or omission by Landlord or its employees or agents during the Lease Term shall be deemed an acceptance of a surrender of the Leased Premises, and no agreement to accept such a surrender shall be valid unless in writing and signed by Landlord.

Section 13.06. Attorneys' Fees. If either party defaults in the performance or observance of any of the terms, conditions, covenants or obligations contained in this Lease and the non-defaulting party obtains a judgment against the defaulting party, then the defaulting party agrees to reimburse the non-defaulting party for reasonable attorneys' fees incurred in connection therewith.

                ARTICLE 14 - LANDLORD'S RIGHT TO RELOCATE TENANT

                             [Intentionally Omitted]

                 ARTICLE 15 - TENANT'S RESPONSIBILITY REGARDING
                  ENVIRONMENTAL LAWS AND HAZARDOUS SUBSTANCES.

                           Section 15.01. Definitions.

a. "Environmental Laws" - All present or future federal, state and municipal laws, codes, orders, decrees, ordinances, rules and regulations as well as the rules and regulations of the Federal Environmental Protection Agency or any other federal, state or municipal agency or governmental board or entity regulating, relating to, or imposing liability or standards of conduct concerning any hazardous, toxic or dangerous, waste, substance, or material, gas or petroleum product.

b. "Hazardous Substances". For purposes of this Lease, "Hazardous Substances" means and includes any hazardous or toxic substance, pollutant, contaminant, gas, or petroleum product defined as such in (or for purposes of) any Environmental Laws.

Section 15.02. Compliance. Tenant, at its sole cost and expense, shall promptly comply with the Environmental Laws including any notice from any source issued pursuant to the Environmental Laws or issued by any insurance company which shall impose any duty upon Tenant with respect to the use, occupancy, maintenance or alteration of the Leased Premises whether such notice shall be served upon Landlord or Tenant.

Section 15.03. Restrictions on Tenant. Tenant shall operate its business and maintain the Leased Premises in compliance with all Environmental Laws. Tenant shall not cause or permit the use, generation, release, manufacture, refining, production, processing, storage or disposal of any Hazardous Substances on, under or about the Leased Premises, or the transportation to or from the Leased Premises of any Hazardous Substances, except as necessary and appropriate for its Permitted Use in which case the use, storage or disposal of such Hazardous Substances shall be performed in compliance with the Environmental Laws and the highest standards prevailing in the industry.

Section 15.04. Notices, Affidavits, Etc. Tenant shall immediately notify Landlord of (i) any violation by Tenant, its employees, agents, representatives, customers, invitees or contractors of the Environmental Laws on, under or about the Leased Premises, or (ii) the presence or suspected presence of any Hazardous Substances on, under or about the Leased Premises and shall immediately deliver to Landlord any notice received by Tenant relating to (i) and (ii) above from any source. Tenant shall execute affidavits, representations and the like within five (5) days of Landlord's request therefor concerning Tenant's best knowledge and belief regarding the presence of any Hazardous Substances on, under or about the Leased Premises.

Section 15.05. Landlord's Rights. Landlord and its agents shall have the right, but not the duty, upon advance notice (except in the case of emergency when no notice shall be required) to inspect the Leased Premises and conduct tests thereon to determine whether or the extent to which there has been a violation of Environmental Laws by Tenant or whether there are Hazardous Substances on, under or about the Leased Premises. In exercising its rights herein, Landlord shall use reasonable efforts to minimize interference with Tenant's business but such entry shall not constitute an eviction of Tenant, in whole or in part, and Landlord shall not be liable for any interference, loss, or damage to Tenant's property or business caused thereby.

Section 15.06. Tenant's Indemnification. Tenant shall indemnify Landlord and Landlord's managing agent from any and all claims, losses, liabilities, costs, expenses and damages, including attorneys' fees, costs of testing and remediation costs, incurred by Landlord in connection with any breach by Tenant of its obligations under this Article 15. The covenants and obligations under this Article 15 shall survive the expiration or earlier termination of this Lease. Notwithstanding anything contained in this Article 15 to the contrary, Tenant shall not have any liability to Landlord under this Article 15 resulting from any conditions existing, or events occurring, or any Hazardous Substances existing or generated, at, in, on, under or in connection with the Leased Premises prior to the Commencement Date of this Lease except to the extent Tenant exacerbates the same.

Section 15.07. Landlord's Representation. To the best of Landlord's knowledge and belief Landlord represents that as of the Commencement Date of the term hereof, the Leased Premises shall either be in compliance with all governmental codes, ordinances, rules and regulations (including but not limited to all environmental laws) or, if required at such time, shall be brought into such compliance.

                           ARTICLE 16 - MISCELLANEOUS

Section 16.01. Benefit of Landlord and Tenant. This Lease shall inure to the benefit of and be binding upon Landlord and Tenant and their respective successors and assigns.

Section 16.02. Governing Law. This Lease shall be governed in accordance with the laws of the State where the Building is located.

           Section 16.03.  [Intentionally Omitted]

Section 16.04. Force Majeure. Landlord and Tenant (except with respect to the payment of any monetary obligation) shall be excused for the period of any delay in the performance of any obligation hereunder when such delay is occasioned by causes beyond its control, including but not limited to work stoppages, boycotts, slowdowns or strikes; shortages of materials, equipment, labor or energy; unusual weather conditions; or acts or omissions of governmental or political bodies.

Section 16.05. Examination of Lease. Submission of this instrument for examination or signature to Tenant does not constitute a reservation of or option for Lease, and it is not effective as a Lease or otherwise until execution by and delivery to both Landlord and Tenant.

Section  16.06.
Indemnification for Leasing Commissions. The parties hereby represent and warrant that the only real estate brokers involved in the negotiation and execution of this Lease are the Brokers. Each party shall indemnify the other from any and all liability for the breach of this representation and warranty on its part and shall pay any compensation to any other broker or person who may be entitled thereto.

Section 16.07. Notices. Any notice required or permitted to be given under this Lease or by law shall be deemed to have been given if it is written and delivered by facsimile transmission, overnight courier or mailed by certified mail, postage prepaid, to the party who is to receive such notice at the address specified in Article 1. If delivered by facsimile transmission, notice shall be deemed given as of the successful and completed transmission date, with confirmation of receipt. If sent by overnight courier, notice shall be deemed given as of the first business day after sending. If mailed, the notice shall be deemed to have been given on the date indicated on the signed certified receipt or on the date rejected. Either party may change its address by giving written notice thereof to the other party.

Section 16.08. Partial Invalidity; Complete Agreement. If any provision of this Lease shall be held to be invalid, void or unenforceable, the remaining provisions shall remain in full force and effect. This Lease represents the entire agreement between Landlord and Tenant covering everything agreed upon or understood in this transaction. There are no oral promises, conditions, representations, understandings, interpretations or terms of any kind as conditions or inducements to the execution hereof or in effect between the parties. No change or addition shall be made to this Lease except by a written agreement executed by Landlord and Tenant.

Section 16.09. Financial Statements. If at any time during the Lease Term and any extensions thereof, Tenant's financial statements are not publicly available, Tenant shall provide to Landlord on an annual basis, a copy of Tenant's most recent financial statements (certified and audited if the Minimum Annual Rent hereunder exceeds $100,000) prepared as of the end of Tenant's fiscal year. Such financial statements shall be signed by Tenant who shall attest to the truth and accuracy of the information set forth in such statements. All financial statements provided by Tenant to Landlord hereunder shall be prepared in conformity with generally accepted accounting principles, consistently applied.

Section 16.10. Representations and Warranties. The undersigned represent and warrant that (i) such party is duly organized, validly existing and in good standing (if applicable) in accordance with the laws of the state under which it was organized and if such state is not the state in which the Leased Premises is located, that it is authorized to do business in such state; and (ii) the individual executing and delivering this Lease has been properly authorized to do so, and such execution and delivery shall bind such party.

                         ARTICLE 17 - SPECIAL PROVISIONS

Section 17.01. Option To Extend.

A. Grant and Exercise of Option. Provided that (i) Tenant has not been in Default hereunder at any time during the Lease Term beyond any applicable cure period, (ii) the creditworthiness of Tenant is equal to or greater than Tenant's creditworthiness on the Commencement Date, (iii) Tenant originally named herein or a Permitted Transferee remains in possession of and has been continuously operating in the entire Leased Premises throughout the Term and (iv) the current use of the Leased Premises is consistent with the Permitted Use hereunder, Tenant shall have one (1) option to extend the Term for one (1) additional period of five (5) years (the "Extension Term"). The Extension Term shall be upon the same terms and conditions contained in the Lease for the Term except
(i) Tenant shall not have any further option to extend and (ii) the Minimum Annual Rent shall be adjusted as set forth herein ("Rent Adjustment"). Tenant shall exercise such option by delivering to Landlord, no later than nine (9) months prior to the expiration of the Term, written notice of Tenant's desire to extend the Term. Tenant's failure to properly exercise such option shall waive it. If Tenant gives notice of its desire to extend, Landlord shall notify Tenant of the Rent Adjustment within thirty (30) days. Tenant shall be deemed to have accepted the Rent Adjustment if it fails to deliver to Landlord a written objection thereto within ten (10) business days after receipt thereof. If Tenant does not agree on the Rent Adjustment for the Extension Term as set out above, then the Rent Adjustment for the Extension Term shall be determined in accordance with this paragraph. If Tenant properly exercises its option to extend, Landlord and Tenant shall execute an amendment to the Lease (or, at Landlord's option, a new lease on the form then in use for the Building) reflecting the terms and conditions of the Extension Term, within thirty (30) days after Tenant's acceptance of the Rent Adjustment.

B. Rent Adjustment. The Minimum Annual Rent for the Extension Term shall be the then-fair market rental value which shall be determined as follows:

(i) The "then-fair market rental value of the Leased Premises" means what a Landlord under no compulsion to lease the Leased Premises and a Tenant under no compulsion to lease the Leased Premises would determine as rents for the Extension Term(s), as of the commencement of the Extension Term(s), taking into consideration the uses permitted under this Lease, the quality, size, design, and location of the Leased Premises, the rent for comparable buildings located in the vicinity of the Leased Premises, and any tenant improvements to be made.

(ii) If Tenant does not agree with the Rent Adjustment proposed by Landlord, Tenant shall give Landlord notice within ten (10) business days of Tenant's receipt of Landlord's notice. Within seven (7) days after the expiration of the ten (10) day period set forth in paragraph A. above, Landlord and Tenant will each appoint a real estate appraiser to appraise the then-fair market rental value of the Leased Premises. The two appraisers will meet promptly and attempt to set the then-fair market rental value of the Leased Premises. If they are unable to agree within ten (10) days, they will select a third appraiser within ten (10) days to set the then fair market rental value of the Leased Premises. Landlord and Tenant will bear one-half (1/2) of the cost of appointing the third appraiser and of paying the third appraiser's fee.

(iii) Within ten (10) days after the selection of the third appraiser, a majority of the appraisers will set the then-fair market rental value of the Leased Premises. If a majority of the appraisers are unable to set the then-fair market rental value of the Leased Premises within ten (10) days after selection of the third appraiser, the three appraisals will be averaged and the average will be the then-fair market rental value of the Leased Premises.

C. In the event Tenant elects not to extend the term of the Lease after determination of the then-fair market rental value of the Leased Premises, Tenant may rescind its notice to exercise the extension option by giving Landlord written notice of such election to rescind within five (5) business days of the determination of the then-fair market rental value of the Leased Premises as set out in subparagraph (iii) above.

Section 17.02. Right of First Refusal. Provided that (i) Tenant has not been in default hereunder at any time during the Lease Term beyond any applicable cure period, (ii) the creditworthiness of Tenant is equal to or greater than Tenant's creditworthiness on the Commencement Date, (iii) Tenant originally named herein or a Permitted Transferee remains in possession of and has been continuously operating in the entire Leased Premises throughout the Term and (iv) the current use of the Leased Premises is consistent with the Permitted Use hereunder, and subject to any rights of other tenants to the Refusal Space (hereafter defined) superior to Tenant (including the rights of Markiewicz International), Landlord shall notify Tenant in writing ("Landlord's Notice") upon Landlord's receipt of a bona fide offer that Landlord desires to accept from an unrelated third party (a "Bona Fide Offer") to lease the space in the Building containing approximately 16,000 square feet as shown striped on the attached Exhibit E (the "Refusal Space") before entering into a lease with such third party for such Refusal Space. Landlord's Notice shall describe in detail the terms of said Bona Fide Offer. Tenant shall have ten (10) business days from its receipt of Landlord's Notice to deliver to Landlord a written acceptance agreeing to lease the Refusal Space on the terms and conditions set forth in the Bona Fide Offer including leasing such other space as may be the subject of such Bona Fide Offer. In the event Tenant fails to notify Landlord of its acceptance within said ten (10) day period, such failure shall be conclusively deemed a waiver of Tenant's Right of First Refusal and a rejection of the Refusal Space, whereupon Landlord shall be free to lease the Refusal Space to the tenant described in said Bona Fide Offer. In the event Tenant accepts the Refusal Space on the terms and conditions set forth in the Bona Fide Offer, Landlord and Tenant shall enter into a lease amendment incorporating such Refusal Space. It is understood and agreed that this Refusal Option shall not be construed to prevent any tenant in the Building from extending or renewing its lease.

           Section 17.03.  Expansion.

A. Provided that (i) Tenant has not been in Default hereunder at any time during the Lease Term beyond any applicable cure period, (ii) the creditworthiness of Tenant is equal to or greater than Tenant's creditworthiness on the Commencement Date, and (iii) Tenant originally named herein or a Permitted Transferee remains in possession of and has been continuously operating in the entire Leased
Premises throughout the Term, Tenant shall have the option to expand (the "Expansion Option") into the 8,177 rentable square foot space currently occupied by Markiewicz International as shown on Exhibit F (the "Expansion Space"). Tenant shall exercise such option by delivering to Landlord, at least two hundred seventy (270) days written notice of Tenant's desire to lease the Expansion Space. If Tenant properly exercises its option to expand, Landlord and Tenant shall execute an amendment to the Lease (or at Landlord's option, a new lease on the form then in use for the Building) reflecting the incorporation of the Expansion Space as part of the Leased Premises. The term of the lease of the Expansion Space shall commence upon expiration or prior termination of the current lease with Markiewicz International and delivery of the Expansion Space by Landlord to Tenant, and shall be a minimum of sixty (60) months but not less than the term remaining on the Leased Premises, and the term of the Lease of the Leased Premises shall be extended if necessary to be co-terminous with the lease term of the Expansion Space. The Minimum Annual Rent for the Expansion Space shall be equivalent to the Minimum Annual Rent, per square foot, then being paid by Tenant for the Leased Premises and the Minimum Annual Rent for the entire Leased Premises, as expanded, shall escalate each year thereafter on the same terms and conditions provided in this Lease. Tenant shall be given a tenant improvement allowance which shall be pro rated according to the length of the Term remaining. .

B. In the event Tenant finds it necessary to expand its operations during the term of the Agreement and requires at least fifty percent (50%) more rentable area than is contained in the Leased Premises, Landlord agrees to work in good faith to help Tenant relocate to other premises in the Park (including Perimeter Park East, Perimeter Park West and Enterprise Center). The expansion shall be on terms and conditions mutually acceptable to Landlord and Tenant and, in such event, Tenant shall not be required to pay a penalty in connection with a termination of this Agreement. In no event shall Landlord be required to terminate this Lease in order to relocate Tenant to any place other than another building owned by Landlord, as described above.

Section 17.04. Parking. Tenant shall be entitled to 4.33 parking spaces for every 1,000 rentable square feet of the Leased Premises in the parking areas established for the Building. All spaces shall be unreserved on a first-come, first-served basis and at no charge to Tenant. In the event Tenant needs additional parking, Landlord will cooperate with Tenant to provide Tenant use of additional parking in the parking area adjacent to the Building.

         Section 17.05.  Signage.

A. Building. Tenant may place two (2) signs on the parapet of the Building. The parapet signs shall be installed, maintained and repaired by Landlord at Landlord's sole cost and expense and shall comply with all laws. In addition, in the event that Landlord installs monument signage for the Building, Tenant shall be entitled to one (1) name display sign to be installed, maintained and repaired by Landlord at Landlord's sole cost and expense. Landlord shall have the right to approve each sign, including the location, size, color and style, which approval shall not be unreasonably withheld. Upon the expiration or early termination of this Lease, Tenant shall remove each sign and repair any damage caused by such removal at Tenant's sole cost and expense.

B. Suite. Landlord, at its cost and expense, shall provide Tenant with Building standard suite signage on or near the door of the Leased Premises.


             [Execution signatures contained on the following page]

IN WITNESS WHEREOF, the parties hereto have executed this Lease under seal as of the day and year first above written.

LANDLORD:

DUKE REALTY LIMITED PARTNERSHIP, an Indiana limited partnership doing business in North Carolina as Duke Realty of Indiana Limited Partnership

By: Duke Realty Corporation, its General Partner

By: [SEAL]

Printed:
Title:

TENANT:
WEBSOURCED, INC., a North Carolina corporation
By:                                     [SEAL]
Printed:
Title:

Witness/Attest:
___________________________
Print Name:________________
Title:_____________________

[CORPORATE SEAL]
END OF EXECUTION SIGNATURES

                                    EXHIBIT A

                                   FLOOR PLAN

                                    EXHIBIT B

                            PLANS AND SPECIFICATIONS

        [TO BE ATTACHED UPON THE MUTUAL APPROVAL OF LANDLORD AND TENANT.]

                                   EXHIBIT B-1

                                  SCOPE OF WORK

                                    EXHIBIT C

                             LETTER OF UNDERSTANDING

Duke Realty Limited Partnership, an Indiana limited partnership
Attention: _________________________
1800 Perimeter Park Drive, Suite 200
Morrisville, NC  27560

RE: Lease Agreement between Duke Realty Limited Partnership, an Indiana limited partnership ("Landlord") and ___________________ ("Tenant") for the Leased Premises located at _____________________ (the "Leased Premises"), dated , _____________ (the "Lease"). Lease ID No.

Dear Sir or Madame:

The undersigned, on behalf of the Tenant, certifies to the Landlord as follows:

1. The Commencement Date under the Lease is ____________________.

2. The Rent Commencement Date is _______________________.

3. The Expiration Date of the Lease is ______________________.

4. The Lease (including amendments or guaranty, if any) is the entire agreement between Landlord and Tenant as to the leasing of the Leased Premises and is in full force and effect.

5. The Landlord has completed the improvements designated as Landlord's obligation under the Lease (excluding punch-list items as agreed upon by the Landlord and Tenant), if any, and Tenant has accepted the Leased Premises as of the Commencement Date.

6. To the best of the undersigned's knowledge, there are no uncured events of default by either Tenant or Landlord under the Lease.

IN WITNESS WHEREOF, the undersigned has caused this Letter of Understanding to be executed this ____ day of ___________, 200___.

By: ________________________________

Printed Name: _______________________

Title: _______________________________

                                    EXHIBIT D

                              RULES AND REGULATIONS

1. The sidewalks, common areas, and public portions of the Building, such as entrances, passages, courts, elevators, vestibules, stairways, corridors or halls, and the streets, alleys or ways surrounding or in the vicinity of the Building shall not be obstructed by Tenant, even temporarily, or encumbered by Tenant or used for any purpose other than ingress to and egress from the Premises.

2. No awnings or other projections shall be attached to the outside walls of the Building.

3. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by Tenant on any part of the outside of the Premises or Building unless approved by Landlord, in its reasonable discretion. Signs on entrance doors shall, at Tenant's expense, be inscribed, painted or affixed for each tenant by sign makers approved by Landlord. In the event of the violation of the foregoing by Tenant, Landlord may remove same without notice to Tenant or any liability therefor, and may charge the expense incurred by such removal to Tenant.

4. The sashes, sash doors, skylights, windows, heating, ventilating and air conditioning vents and doors that reflect or admit light and air into the halls, passageways or other public places in the Building shall not be covered or obstructed by Tenant.

5. No show cases or other articles shall be put in front of or affixed to any part of the exterior of the Building, nor placed in the public halls, corridors, or vestibules without the prior written consent of Landlord.

6. The bathrooms and plumbing fixtures shall not be used for any purposes other than those for which they were designed, and no sweepings, rubbish, rags, or other substances shall be thrown therein. All damages resulting from any misuse of the bathrooms or fixtures caused by Tenant shall be the responsibility of Tenant.

7. Tenant shall not in any way deface any part of the Premises or the Building.

8. No bicycles, vehicles, or animals of any kind shall be brought into or kept in or about the Premises, or in the Building. No cooking shall be done or permitted by Tenant on the Premises except in conformity with all applicable laws, statutes, regulations and ordinances and then only in the area designated as a kitchen, if any, on the Premises of Tenant, which is to be primarily used by Tenant's employees for heating beverages and light snacks. Tenant shall not cause or permit any unusual or objectionable odors to be produced upon or permeate from the Premises.

9. All desks shall be serviced by chairs with rollers that are equipped with floor mats underneath each chair.

10. No space in the Building shall be used for the sale of merchandise, goods, or property of any kind at auction.

11. Tenant shall not make, or permit to be made, any unseemly or disturbing noises or disturb or interfere with occupants of the Building or neighboring buildings or premises or those having business with them, whether by the use of any musical instrument, radio, talking machine, unmusical noise, whistling, singing, or in any other way. Tenant shall not throw anything out of the doors, windows or skylights or down the passageways.

12. Neither Tenant, nor any of Tenant's servants, employees, agents, visitors, or licensees, shall at any time bring or keep upon the Premises any inflammable, combustible or explosive fluid, or chemical substance, other than reasonable amounts of cleaning fluids or solvents required in the normal operation of Tenant's business offices.

13. No additional locks or bolts of any kind shall be placed upon any of the doors, walls, accessways, or windows by Tenant, nor shall any changes be made in existing locks or the mechanism thereof, without the prior written approval of Landlord and unless and until a duplicate key or access card, as applicable, is delivered to Landlord. Tenant shall, upon the termination of its tenancy (i) return to Landlord all keys for the Premises and for any area of the Building, or common areas, either furnished to, or otherwise procured by Tenant, (ii) restore the locks, walls, accessways, windows, and doors to their original condition on the date of this Lease by removing any security measures installed by Tenant, repairing any damage to the Premises or to the Building as a result of the restoration and removal, and (iii) in the event of the loss of any keys furnished to Tenant by Landlord, Tenant shall pay to Landlord the cost thereof.

14. Tenant shall not overload any floor.

15. Tenant shall not occupy or permit any portion of the Premises to be used for the possession, storage, manufacture or sale of liquor, narcotics, or tobacco in any form.

16. Tenant shall be responsible for all persons for whom it issues passes and/or keys and shall be liable to Landlord for all acts of such persons.

17. The Premises shall not be used for lodging or sleeping or for any illegal purpose.

18. The requirements of Tenant will be attended to only by Landlord or the property manager of the Premises.

19. Canvassing, soliciting, and peddling in the Building are prohibited and Tenant shall cooperate to prevent the same.

20. All paneling, and other wood products not considered furniture shall be of fire retardant materials.

21. No smoking is permitted in the Premises, or in the Building. Smoking is permitted outside the Building in designated smoking areas. All cigarette butts and other refuse should be placed in designated containers.

22. No weapons concealed or visible are permitted in the Premises, in the Building, or on the Land.

23. In the event the Premises constitute an outdoor patio, exterior generator area, or any open area adjacent to the Premises or on the Land designated under the Lease for the exclusive use of Tenant, Tenant shall use furniture and other equipment in any such areas in form, coloring, substance, design and quality subject to the prior reasonable approval of Landlord. In addition, any outdoor patio, exterior generator area, or other open area must be screened on all sides using materials in form, substance, coloring, design, and quality are subject to the prior reasonable approval of Landlord, and must be designed and constructed in accordance in accordance with plans and specifications that are subject to the prior approval of Landlord.

Whenever the above rules conflict with any of the rights or obligations of Tenant pursuant to the provisions of the Lease, the provisions of the Lease shall govern. Landlord shall not be responsible to Tenant or liable for the non-observance or violation of any of these Rules and Regulations by any other tenant, but will enforce in an equitable manner.

                                    EXHIBIT E

                                  REFUSAL SPACE

                                    EXHIBIT F

                                 Expansion SPACE

EXHIBIT 15.
                                   Settlement Agreement


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

WHEREAS, Statewide alleges that it has discharged its obligations under the Bonds and has incurred losses, costs and expenses, including attorneys' fees, in an amount in excess of $2,000,000.00; and

WHEREAS, Statewide alleges that it is entitled to reimbursement for such losses, costs and expenses, including attorneys' fees, from ACS, CGI, Barry Ash and Sheri Ash pursuant to the Indemnity Agreement; and

WHEREAS, Statewide has filed suit against ACS, CGI, Barry Ash and Sheri Ash in the Twenty-First Judicial Circuit, St. Louis County, Missouri, Case No. 5, for all amounts expended by Statewide pursuant to the Bonds; and

WHEREAS, CGI denies liability to Statewide and alleges that CGI has defenses and counterclaims against Statewide arising out of the Project and/or the Indemnity Agreement; and

WHEREAS, without any admission of liability or fault, Statewide and CGI desire to compromise and settle all claims and causes of action of any kind whatsoever that they have or may have against the other side arising out of the Project and the Indemnity Agreement.

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

                                            CGI HOLDING CORPORATION
                                            By:      /s/ Gerard M. Jacobs
                                                     Gerard M. Jacobs, President

ATTEST:

By:
Its Secretary
                                            STATEWIDE INSURANCE COMPANY

                                            By:      /s/ Ralph W. Swank, Jr.
                                                     Ralph Swank, President

ATTEST:
By:
Its Secretary

EXHIBIT 16.
                            INDEMNIFICATION AGREEMENT


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

                            ___________________________________
                            John Giura

                            CGI HOLDING CORPORATION

                            By_________________________________
                            Gerard M. Jacobs
                            Title: President and Chief Executive Officer

EXHIBIT 17.

                             CGI HOLDING CORPORATION
                             Audit Committee Charter

Purpose

The Audit Committee (the "Committee") is a committee of the Board (the "Board") of Directors (the "Directors" or individually a "Director") of CGI Holding Corporation ("CGI"). The primary function of the Committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information which will be provided to the shareholders and others, the systems of internal controls which management and the Board have established, and the audit process.

Organization, Membership and Meetings

The Committee shall be comprised of at least two Directors who qualify as independent directors under NASDAQ rules. Members of the Committee, including the Chairman of the Committee, shall be appointed annually by the Board and should have a basic understanding of finance and accounting and be able to read and understand financial statements. If required by applicable law, at least one member of the Committee shall have accounting or related financial management expertise. Members of the Committee may be replaced by the Board at any time, but shall otherwise serve until a successor has been named. The Committee shall meet at least once a year, with the authority to convene additional meetings, as circumstances require. The Committee may invite members of management, independent auditors, legal counsel or others to attend meetings and to provide relevant information. The Committee may include non-Committee Board members at its meetings, and shall hold, when deemed necessary or appropriate by the Committee, an executive session of the meeting at which only independent Directors are present. The Committee shall consider meeting in separate session(s) with CGI's independent auditor and/or management to discuss any matters that the Committee or these groups believe should be discussed privately with the Committee. The Committee may form and delegate authority to subcommittees when appropriate, or to one or more members of the Committee. The Committee shall maintain written minutes of its meetings, which minutes shall be filed with the corporate records of CGI.

Committee Authority and Responsibilities

To fulfill its responsibilities and duties hereunder, the Committee shall:

Review and update its charter annually for approval by the Board and publish the same as required by applicable law;

Be directly and solely responsible for the oversight, engagement and termination of any independent auditor of CGI for the purpose of preparing or issuing and audit report or related work. Each independent auditor shall report directly to the Committee;

Approve in advance the engagement of the independent auditor for all audit services and non-audit services, and approve the fees and other terms of any such engagement;

Confirm and monitor the independence of the independent auditor. On an annual basis, or more often if deemed necessary, receive from the independent auditor the letter required by the Independence Standards Board Statement No. 1, as amended, and discuss with the independent auditor all significant relationships they have with CGI that could impair the auditor's independence;

Establish polices for the hiring of employees or former employees of the independent auditor, taking into consideration the impact of such polices on auditor independence;

Review and approve the annual audit plan, including staffing, prior to the audit;

Review with management and the independent auditor at the completion of the annual audit:

The results of the independent auditor's audit of the financial statements and related footnotes;

Other matters related to the conduct of the audit which are to be communicated to the Committee under either generally accepted auditing standards including Statement of Auditing Standards No. 61, as amended, or relevant regulatory requirements;

Consider and review with the independent auditor the adequacy and effectiveness of internal controls over the financial reporting process;

Prepare an annual report to shareholders as required by the Securities and Exchange Commission;

Consider  and  review  with   management   significant   findings,   along  with
management's response and follow-up on previous audit recommendations regarding compliance with Board approved risk management polices and procedures;

Inquire of management and the independent auditor about significant risks or exposures, and assess the steps taken to appropriately manage such risks;

Review material legal and regulatory matters that could have a significant impact on CGI's financial statements;

Periodically review and update CGI's Code of Ethics, review the results of monitoring for compliance by management, and provide for and review prompt disclosure to the public of any change in, or waiver of such Code of Ethics;

Report Committee actions to the Board with such recommendations as the Committee may deem appropriate;

Have the power and authority to investigate any matters within the Committee's scope of responsibilities;

Have the  power  and  authority  to  retain  independent  counsel,  accountants, advisors or others to assist it in the performance of its duties or responsibilities, or in the conduct of any investigation, and to pay any and all fees and expenses of such advisors and experts deemed necessary by the Committee. The fees and expenses of the advisors and experts shall be paid by CGI;

Review its own performance, at least annually, for purposes of self-evaluation and encourage the continuing improvement of the Committee in the performance of its duties and responsibilities; and

Perform such other activities consistent with this Charter, CGI's Bylaws and governing law, and as the Board or Committee deems necessary or appropriate.

While the Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Committee to plan or conduct audits or to determine that CGI's financial statements are complete and accurate and are in accordance with accounting principles accepted in the United States of America. This is the responsibility of management.

Adopted on April 25, 2003

EXHIBIT 18. February 18, 2004

                              WHISTLEBLOWER NOTICE

To: All Employees of CGI Holding Corporation

From: T. Benjamin Jennings Chairman, Audit Committee, CGI Holding Corporation

Pursuant to the recently enacted federal Sarbanes-Oxley Act of 2002, the Audit Committee of CGI Holding Corporation has established the following procedure by which you can bring to the attention of the Audit Committee any complaint which you may have regarding either:

(1) accounting, internal control or other auditing issues affecting CGI Holding Corporation, or

(2) the activities of any officer or employee of CGI Holding Corporation that you believe may be illegal:

You can submit a complaint either in writing or orally, whichever you prefer.

ANONYMOUS COMPLAINTS ARE WELCOME. YOU ARE NOT REQUIRED TO DISCLOSE YOUR NAME OR ANY INFORMATION ABOUT YOURSELF.

Written Complaints: If you prefer to submit an anonymous written complaint:

Please print or type your complaint, including whatever information you think might be helpful to us in evaluating your complaint, and mail it to both of the following persons:

                  T. Benjamin Jennings               Gerard M. Jacobs
                  Chairman                           President and CEO
                  CGI Holding Corporation            CGI Holding Corporation
                  12 Country Lane                    520 Lake Cook Road
                  Northfield, Illinois  60093        Suite 690
                                                     Deerfield, IL 60015

Oral Complaints: If you prefer to submit an anonymous oral complaint, please call Ms. Stella Zednik at (708) 567-0719 and, without offering your name, simply tell her that you would like her to arrange a "Whistleblower Call" with me and Mr. Jacobs, and she will set up an anonymous free 800-number conference call for this purpose.

T. Benjamin Jennings Chairman

EXHIBIT 19.

February 18, 2004

                              WHISTLEBLOWER NOTICE

To: All Employees of WebSourced, Inc.

From: T. Benjamin Jennings Chairman, Audit Committee, CGI Holding Corporation

Pursuant to the recently enacted federal Sarbanes-Oxley Act of 2002, the Audit Committee of CGI Holding Corporation, the parent corporation of WebSourced, Inc., has established the following procedure by which you can bring to the attention of the Audit Committee any complaint which you may have regarding either:

(1) accounting, internal control or other auditing issues affecting WebSourced, Inc., or

(2) the activities of any officer or employee of WebSourced, Inc. that you believe may be illegal:

You can submit a complaint either in writing or orally, whichever you prefer.

ANONYMOUS COMPLAINTS ARE WELCOME. YOU ARE NOT REQUIRED TO DISCLOSE YOUR NAME OR ANY INFORMATION ABOUT YOURSELF.

Written Complaints: If you prefer to submit an anonymous written complaint:

Please print or type your complaint, including whatever information you think might be helpful to us in evaluating your complaint, and mail it to both of the following persons:

                  T. Benjamin Jennings               Gerard M. Jacobs
                  Chairman                           President and CEO
                  CGI Holding Corporation            CGI Holding Corporation
                  12 Country Lane                    520 Lake Cook Road
                  Northfield, Illinois  60093        Suite 690
                                                     Deerfield, IL 60015

Oral Complaints: If you prefer to submit an anonymous oral complaint, please call Ms. Stella Zednik at (708) 567-0719 and, without offering your name, simply tell her that you would like her to arrange a "Whistleblower Call" with me and Mr. Jacobs, and she will set up an anonymous free 800-number conference call for this purpose.

                                                     T. Benjamin Jennings
                                                     Chairman

EXHIBIT 20.

                              EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (this "Agreement"), dated as of January 1, 2004, and effective as of January 1, 2004, is by and between WebSourced, Inc., a North Carolina corporation with its principal place of business located at 630 Davis Drive, Suite 140, Morrisville, North Carolina 27560 (the "Company"), and S. Patrick Martin, an individual residing at 4017 John S. Raboteau Wynd, Raleigh, North Carolina 27612 ("Employee").

WHEREAS, Employee is currently serving as the President and Chief Executive Officer of the Company pursuant to an Employment Agreement dated March 2001 between the Company and Employee (the "Existing Employment Agreement"), as amended pursuant to Section 3 of a Settlement Agreement dated as of February 25, 2002, between CGI Holding Corporation, the Company, Employee in his individual capacity and in his capacity as the Stockholders' Agent under a certain Merger Agreement (the "Merger Agreement"), John Giura and Gerard M. Jacobs (the "Settlement Agreement");

WHEREAS, the Company and Employee mutually desire to terminate said Existing Employment Agreement and Section 3 of the Settlement Agreement as of midnight on December 31, 2003, and to supersede and replace them with this Agreement;

NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements contained herein, as well as for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

1. Employment. The Company hereby employs Employee, and Employee hereby accepts such employment, in accordance with the terms and conditions hereinafter set forth.

2. Duties. Employee shall be employed as the President and Chief Executive Officer of the Company and, subject to the direction of the Company's Board of Directors, Employee shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Board of Directors in connection with the conduct of the Company's business.

3. Extent of Services. Employee shall devote his entire time and best efforts to the business of the Company and shall not, during the term of this Agreement, be engaged (whether or not during normal business hours) in any other business or professional activity, whether or not such activity is pursued for gain, profit or other pecuniary advantage; provided, however, that the provisions of this
Section 3 shall not be construed as preventing Employee from (a) investing his personal assets in businesses which do not compete with the Company, in such form or manner as will not require any services on the part of Employee in the operation or the affairs of the companies in which such investments are made and in which his participation is solely that of an investor, and (b) participating in conferences, preparing or publishing papers or books, or teaching, so long as the Board of Directors of the Company approves of such activities prior to Employee's engaging in same.

4. Compensation. For all services rendered by Employee under this Agreement, the Company shall pay Employee as follows:

(a) For the period from and after January 1, 2004, through and including December 31, 2008, an annual base compensation in an amount equal to Two Hundred Forty Thousand and 00/100 Dollars ($240,000.00) per annum. Any increases in Employee's annual base compensation, and any bonuses payable to Employee, shall be solely within the discretion of the Board of Directors of the Company; and

(b) Employee shall be paid in accordance with the customary payroll practices of the Company, subject to such deductions and withholdings as may be required by law or agreed to by Employee. During the term of his employment, Employee shall be entitled to participate in employee benefit plans or programs of the Company, if any, to the extent that his position, tenure, salary, age, health and other qualifications make him eligible to participate, subject to the rules and regulations applicable thereto. Such additional benefits shall include three (3) weeks paid vacation in each calendar year.

(c) In addition to the foregoing, Employee shall be entitled to reimbursement of all reasonable expenses incurred by him in the performance of his duties, subject to the presenting of appropriate vouchers in accordance with the Company's policies.

5. Termination of Existing Employment Agreement. The Company and Employee hereby mutually agree that as of midnight on December 31, 2003, the Existing Employment Agreement and Section 3 of the Settlement Agreement shall terminate and shall be superseded and replaced by this Agreement, without any further action being required by either party. The Company and Employee expressly acknowledge and agree that the rest of the Settlement Agreement, excluding only the terminated
Section 3 thereof, shall remain in full force and effect and legally binding upon all of the parties thereto.

6. Term. This Agreement shall commence on the date first set forth above and shall continue until December 31, 2008, unless earlier terminated in accordance with Section 7 of this Agreement.

7. Termination of Employment.

(a) Death or Disability of Employee. Employee's employment under this Agreement shall terminate upon his death or, at the option of the Company, if Employee shall be prevented from performing his duties hereunder as a result of his disability or illness for a continuous period of one hundred eighty (180) days.

(b) Termination For Cause. The parties acknowledge that, among the several justifications for payment of the compensation and benefits set forth in Section 4 hereof are Employee's continued good faith and reasonable efforts to promote the interests of the Company. In accordance therewith, the Company shall have the right to terminate the services of Employee "For Cause," as such term is defined below, at any time without further liability or obligations to Employee. For purposes of this Agreement, "For Cause" shall refer to any of the following events: (i) Employee's dishonesty, willful misconduct, conviction of a felony, or habitual neglect of his duties, or (ii) Employee's violation or breach in any material respect of any material term, covenant or condition contained in this Agreement; provided, however, that Employee shall have an opportunity to cure any "For Cause" event within fifteen (15) days of Employee's receipt of written notice from the Company alleging the occurrence of a "For Cause" event. Any substantial reduction of Employee's duties or other diminution of Employee's exercise of control over the day-to-day operations of the Company without Employee's prior written consent shall constitute termination of this Agreement without cause; provided, however, that Employee expressly acknowledges and agrees that the Company shall continue to be managed by Employee (i) in accordance with and subject to the limitations and conditions imposed by Section 2 of the Settlement Agreement, and (ii) as otherwise directed by the Board of Directors of the Company provided that the Board of Directors issues such directions based upon opinions and/or advice received from qualified independent legal, accounting or management advisor(s) in regard to necessary or recommended strategies to comply with applicable laws, rules, regulations and recognized best practices within the industry.

(c) Payment of Accrued Salary and Any Declared Bonus. In the event that the Company or Employee terminates this Agreement for any reason whatsoever, Employee shall be paid (less all applicable deductions) (i) all earned and accrued base compensation due to Employee for services rendered up to the date of termination, and (ii) any bonus compensation due to Employee pursuant to a declaration by the Board of Directors of the Company.

(d) Severance Payment. In the event the Company terminates this Agreement without cause (other than pursuant to Section 9 below), Employee shall be paid on the date of termination a severance amount equal to all amounts of his annual base compensation, less all applicable deductions, that would have become due and owing to Employee through December 31, 2008, as if Employee's employment with the Company had not been terminated prior thereto.

8. Non-Competition and Non-Solicitation.

(a) Employee acknowledges that the services to be performed by him under this Agreement are of a special, unique, unusual, extraordinary and intellectual character, and the provisions of this Section 8 are reasonable and necessary to protect the Company's business.

(b) In consideration of the foregoing acknowledgments by Employee, and in consideration of the compensation and benefits to be paid or provided to Employee by the Company, Employee covenants that he will not, during the term of this Agreement and for a period of one (1) year thereafter, directly or indirectly:

(i) except in the course of his employment hereunder, engage or invest in, own, manage, operate, finance, control, or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, any business whose products or services compete in whole or in part with the products or services of the Company; provided, however, that Employee may purchase or otherwise acquire up to (but not more than) one percent (1%) of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934;

(ii) whether for Employee's own account or for the account of any other person, solicit business of the same or similar type being carried on by the Company, from any person known by Employee to be a customer of the Company, whether or not Employee had personal contact with such person during and by reason of Employee's employment with the Company;

(iii) whether for the  Employee's own account or the account of any other person
(i) solicit, employ or otherwise engage as an employee, independent contractor or otherwise, any person who is or was an employee of the Company at any time during the term of this Agreement or in any manner induce or attempt to induce any employee of the Company to terminate his employment with the Company, or
(ii) interfere with the Company's relationship with any person, including any person who at any time during the term of this Agreement was an employee, contractor, supplier or customer of the Company; or

(iv) at any time during or after the term of this Agreement, disparage the Company or any of its shareholders, directors, officers, employees or agents.

(c) If any covenant of this Section 8 is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Employee.

(d)  Notwithstanding  any provision to the contrary contained in this Section 8,
(i) in the event Employee is terminated by the Company prior to December 31, 2008 pursuant to Section 9 below, the provisions of this Section 8 shall be deemed null and void and unenforceable against Employee, and (ii) in the event Employee is terminated by the Company without cause prior to December 31, 2008, the provisions of Section 8 (b)(i) shall expire on December 31, 2008; provided, however, that in the event Employee is terminated without cause prior to December 31, 2008, Employee may, in his sole discretion, elect to forego receipt of any and all severance payments otherwise due and owing to Employee hereunder in exchange for the Company's agreement that the provisions of Section 8(a)(i) shall be deemed null and void and unenforceable against Employee and the Company shall not attempt to enforce the same.

9. Assignment. This Agreement may not be assigned by either party hereto; provided, however, that the Company may, upon the prior written consent of Employee, assign this Agreement to any successor of the Company in connection with (i) a merger or consolidation pursuant to which the Company is not the surviving entity, or (ii) a sale of all or substantially all of the Company's assets or shares to a third party, so long as such assignee assumes all of the Company's obligations hereunder. Any attempted assignment in violation of this
Section 9 shall constitute termination of this Agreement without cause; provided, however, that, notwithstanding any provision to the contrary contained herein, in the event this Agreement is terminated pursuant to the provisions of this Section 9, other than on account of the Company's assignee's failure to assume all of the Company's obligations hereunder, the Company's payment obligations under Section 7(d) above shall be limited to the payment of all base and bonus compensation amounts due and owing to Employee for services rendered up to the date of termination plus an amount equal to twelve (12) months of Employee's base salary, less all applicable deductions.

10. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by certified or registered mail, return receipt requested, postage prepaid, to Employee or to the Company at their respective address set forth above, or to such other address as shall be otherwise provided by a party in accordance with the terms of this Section 10.

11. Waiver of Breach. Any waiver by the Company or Employee of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

12. Law. This Agreement shall be governed by, interpreted, construed and enforced in accordance with the laws of the State of North Carolina, without reference to conflict of law principles or the domicile or residence of Employee if other than North Carolina.

13. Entire Agreement. This Agreement contains the entire agreement of the parties regarding the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom enforcement of any waiver, amendment, supplement, change, modification, extension or discharge is sought.

14. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one and the same instrument.

15. Waiver and Settlement of Claims. As an express inducement to the Company to enter into this Agreement, Employee hereby completely waives and settles, with prejudice, any and all claims and grounds for any lawsuits, of any nature whatsoever, which Employee may now have or may in the future have against CGI Holding Corporation, the Company, or any of their respective officers and directors, based upon any contracts, agreements, facts or events whatsoever occurring prior to the date of this Agreement.

16, Reduction of Exercise Price of Certain Warrants. As an express inducement to Employee to enter into this Agreement, the Company hereby agrees that the exercise price of Employee's existing warrant issued on July 10, 2000 and expiring on July 10, 2010, to purchase 33,147 shares of common stock of the Company, is hereby reduced from Two Dollars ($2.00) per share to Forty-Five Cents ($0.45) per share.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                               COMPANY:

                               WEBSOURCED, INC.

                               By:      ________________________________
                                        Gerard M. Jacobs, Chairman

                              EMPLOYEE:

                              ______________________________________
                              S. Patrick Martin, in his individual capacity


The following parties are signing this Agreement for the sole purpose of agreeing to the termination of Section 3 of the Settlement Agreement as of midnight on December 31, 2003, the rest of the Settlement Agreement remaining in full force and effect and legally binding, intending to be legally bound hereby:

CGI HOLDING CORPORATION


By_______________________________
         Gerard M. Jacobs, President and CEO


_________________________________
S. Patrick Martin, in his capacity as the Stockholders' Agent under the Merger Agreement


_________________________________
John Giura


_________________________________
Gerard M. Jacobs

Item 14. Controls and Procedures

None

Item 15 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee and the Board of Directors of our Company have approved the creation of an Internal Financial Controls Committee and a Disclosure Committee, and have instructed such Committees to develop and implement internal financial controls and disclosure policies and procedures as required by the Sarbanes-Oxley Act. The Audit Committee and the Board of Directors of our Committee have pre-approved the retention of our outside auditors to audit our financial statements, and to perform such review, testing and approval of our internal financial controls policies and procedures as may be deemed appropriate by them in regard to compliance with the Sarbanes-Oxley Act.

Required Disclosure for Fees Paid to Our Company's Registered Public Accountant

Category 1. Audit Fees. Amount paid to our Company's registered public accountant for annual audit and quarterly review:

                  $37,758  2003
                  $35,276  2002

Category 2. Audit-related Fees. Amount paid to our Company's registered public accountant for assistance in our electronic submission requirements:

                  $ 1,200  2003
                  $ 1,090  2002

Category 3. Tax Fees. Amount paid to our Company's registered public accountant for the preparation of federal and state corporate income tax returns:

                  $ 2,598  2003
                  $ 3,300  2002

Category 4. All Other Fees. Amount paid to our Company's registered public accountant for all other services:

None paid.