Form 10KSB/A
period 2003-12-31
CGI HOLDING CORP
filed 2004-03-10
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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
                                                   -----------------


State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days: Based on the average bid and ask price of $1.27 per share for the issuer's common stock at February 26, 2004, the market value of the issuer's common stock held by non-affiliates would be $15,424,400. A list and description of affiliates can be found in Item 11.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,789,474 shares of its $0.001 par value common stock as of February 26, 2004.




We are filing this form 10 KSB/A to correct Part III, Item 11. of our previously filed Form 10 KSB in which we incorrectly reported the number of shares held by John Giura, our Vice President and Director. John Giura beneficially owned 2,942,144 shares on February 26, 2004. We are also correcting the corresponding market value of common stock held by non-affiliates as of February 26, 2004.

PART III.

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

                                          Number of
                                          Shares of           Percent of
                                        Common Stock            Shares
                                        Beneficially           of Common
                                            Owned                Stock
Beneficial Owner                       As of February       Outstanding(1)
                                          11, 2004
                                       -------------       ----------------
T. Benjamin Jennings(2),(3)                647,500                3.04%
John Giura(2),(4),(5)                    2,942,144               14.15%
James N. Held(2),(6)                       285,000                1.37%
S. Patrick Martin(2),(5),(7)             2,893,891               13.92%
Vincent J. Mesolella(2),(8)                255,556                1.23%
Patrick W. Walsh(2),(9)                    200,000                    *
Roberti Jacobs Family Trust(10)          6,488,333               31.21%

All current Directors and executive
officers as a group (6 persons)         13,712,424               65.96%

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

(4)Includes 2,732,144 shares of common stock owned by Mr. Giura, of which 135,300 shares are held jointly by Mr. Giura and Mr. James Spachman, and warrants to purchase 210,000 shares at $0.13 per share.

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