Form 10QSB
period 2004-03-31
CGI HOLDING CORP
filed 2004-05-04
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended : March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

520 LAKE COOK ROAD, DEERFIELD, ILLINOIS                  60015
------------------------------------------             --------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code    (847) 282-5005
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,587,639 shares of its $0.001 par value common stock as of May 3, 2004.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended March 31, 2004

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

Signature

906 Certification

302 Certification

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
              MARCH 31, 2004, DECEMBER 31, 2003 AND MARCH 31, 2003


                               3/31/2004         12/31/2003        3/31/2003
                            ------------        ------------      -----------
CURRENT ASSETS
Cash                             891,420           303,144            97,916
Accounts Receivable            5,320,889         3,907,331           825,048
Allowance for Bad Debts         (132,160)         (116,185)          (22,498)
Other Current Assets              30,702            76,932           180,000
Note Receivable                  350,075           368,870           265,884
Refundable Corporate Taxes         4,202             4,202             4,202
Deferred Tax Asset             1,213,854           340,000            90,954
                            ------------        ------------      -----------
Total Current Assets           7,678,982         4,884,294         1,441,506
                            ------------        ------------      -----------
PROPERTY AND EQUIPMENT
Property, Plant and Equipment    372,763           118,512           127,727
Less:Accumulated Depreciation    (42,993)          (37,622)          (28,376)
                            ------------        ------------      -----------
NET PROPERTY AND EQUIPMENT       329,770            80,890            99,351
                            ------------        ------------      -----------
OTHER ASSETS
Deferred Tax Asset               361,448         1,494,611         1,017,924
Other Assets                      71,250            97,500           156,415
                            ------------        ------------      -----------
TOTAL OTHER ASSETS               432,698         1,592,111         1,174,339
                            ------------        ------------      -----------
TOTAL ASSETS                   8,441,450         6,557,295         2,715,196
                            ============        ============      ===========

CURRENT LIABILITIES
Current Portion
    of Long Term Debt                  -         1,315,079           824,871
Notes Payable-Line of Credit           -                 -            15,485
Accounts Payable                 238,197           303,918           142,050
Accrued Income Taxes              61,469            67,894
Deferred Revenue               3,258,130         2,688,550           925,254
Accrued Liabilities              158,856           148,683           120,578
                            ------------        ------------      -----------
TOTAL CURRENT LIABILITIES      3,716,651         4,524,124         2,028,238
                            ------------        ------------      -----------
LONG TERM LIABILITIES
Long-Term Debt, Net
    of Current Portion                 -           697,064            41,556
Loan Payable-Shareholder               -                 -            48,276
                            ------------        ------------      -----------
TOTAL LONG TERM LIABILITIES            -           697,064            89,832
                            ------------        ------------      -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par
value, 5,000,000 shares
authorized; no shares issued
or outstanding                         -                 -                 -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
25,020,239 shares issued and
22,520,239 outstanding            25,020            23,289            19,089
Additional Paid In Capital     8,374,130         5,625,860         5,210,060
Retained Earnings             (3,134,351)       (3,773,042)       (4,092,023)
Treasury Stock                  (540,000)         (540,000)         (540,000)
                            ------------        ------------      -----------
TOTAL STOCKHOLDERS' EQUITY     4,724,799         1,336,107           597,126
                            ------------        ------------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           8,441,450         6,557,295         2,715,196
                            ============        ============      ===========

                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2004

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICITS    STOCK
                          ---------- ---------- ---------------------- ---------

BALANCE:JANUARY 1, 2003   16,512,573    19,012  5,209,368  (4,092,609)(540,000)

76,901 Options Exercised
at $0.01 Per Share            76,901        77        692

1,000,000 Options Exercised
on April 1, 2003 at $.10
Per Option                 1,000,000     1,000     99,000

Issued 3,200,000 Shares as
a Stock Bonus on July 31,
2003                       3,200,000     3,200    316,800

Net Profit 2003                                              319,567
                          ---------- ---------- --------- ------------ ---------

BALANCE:DECEMBER 31,2003  20,789,474    23,289  5,625,860 (3,773,042) (540,000)

Issued 12,015 Shares to
Joseph Hale on February 24
as part of a cashless
option                        12,015        12        (12)

Sold 1,718,750 Shares on
March 9, 2004 for $1.60
per share                  1,718,750     1,719  2,748,282

Net Profit, March 31, 2004                                    638,691
                          ---------- ---------- --------- ------------ ---------

BALANCE: MARCH 31, 2004   22,520,239    25,020  8,374,130  (3,134,351) (540,000)
                          ========== ========== ========= ============ =========

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                          2004              2003
                                      -------------     ------------
SALES                                   3,825,431         1,185,361

COST OF GOODS SOLD                      1,460,525           496,830
                                      -------------     ------------
GROSS PROFIT                            2,364,905           688,531

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 1,465,240           665,435
                                      -------------     ------------
INCOME FROM OPERATIONS                    899,665            23,096
                                      -------------     ------------
OTHER INCOME (EXPENSES)
    Impairment of Assets                  (25,000)                -
    Other Income(Expense)                 112,905                 -
    Interest Income                             -                65
    Interest Expense                      (28,100)          (22,575)
                                      -------------     ------------
TOTAL OTHER INCOME (EXPENSE)               59,805           (22,510)
                                      -------------     ------------
INCOME BEFORE INCOME TAX
PROVISION                                 959,469               586
                                      -------------     ------------
INCOME TAX PROVISION
    Current Tax Expense                    61,469                 -
    Deferred Tax Expense                  259,309                 -
                                      -------------     ------------
TOTAL INCOME TAX PROVISION                320,778                 -
                                      -------------     ------------
NET INCOME                                638,691               586
                                      =============     ============

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS                 $0.024            $0.000
                                      =============     ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              26,886,223        16,922,808
                                      =============     ============

                         CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                 2004              2003
                                            -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Profit                                   638,691               586
Non-Cash Items Included in Net Profit
    Depreciation                                   5,371             4,724
    Allowance for Bad Debts                       15,975           (67,368)
    Deferred Income Taxes                        259,309                 -
    Impairment of Assets                          25,000                 -
OTHER CHANGES:
Change in Accounts Receivable                 (1,413,558)         (270,155)
Change in Other Current Assets                    46,230            15,644
Change in other Assets                            26,250               768
Change in Accounts Payable                       (65,721)          (37,998)
Change in Accrued Expenses                         3,748            96,869
Change in Deferred Revenue                       569,580           219,860
                                            -------------       -----------
NET CASH CHANGE FROM OPERATING ACTIVITIES        110,875           (37,070)
                                            -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired                       (254,251)                -
    Change in Notes Receivable                    (6,205)           61,000
                                            -------------       -----------
NET CASH CHANGE FROM INVESTING ACTIVITIES       (260,456)           61,000
                                            -------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                   (2,152,143)          (35,728)
    Change in Line of Credit                           -           (10,000)
    Proceeds from Loans                          140,000            50,000
    Proceeds from Sale of Stock                2,750,000               769
                                            -------------       -----------
NET CASH CHANGE FROM FINANCING ACTIVITIES        737,857             5,041
                                            -------------       -----------
NET CASH CHANGE                                  588,276            28,971

CASH BALANCE:JANUARY 1                           303,144            68,945
                                            -------------       -----------

CASH BALANCE: MARCH 31                           891,420            97,916
                                            =============      ============

Supplemental Information
    Interest Paid                                 28,100            22,575
    Income Taxes Paid                             24,827                 -

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the three months ended March 31, 2004 and 2003.

DEFERRED INCOME TAXES

Deferred income taxes are the result of timing differences between book and tax depreciation and book and tax amortization of goodwill, allowance for doubtful accounts and net operating loss carryforwards.

The components of the deferred tax liability at March 31, 2004 and 2003 were:

                                                           2004          2003
                                                      ------------  ------------
Deferred Tax Assets

   Net Operating Loss Carryforwards                       $910,545     $999,951
   Valuation Allowance                                           -     (601,251)
                                                      ------------  ------------
   Subtotal                                               $910,545     $398,700
   Timing Difference relating to Goodwill Amortization     625,254      679,624
   Timing difference relating to bad debt recognition       39,503       30,554
                                                      ------------  ------------
   Total Deferred Tax Assets                            $1,575,302   $1,108,878
                                                      ============  ============

The Company has a net operating loss carryforward in the amount of $3,440,747. According to the internal revenue code, these losses can be carried forward twenty years. The expiration dates of the available net operating losses are:

               Year ended December 31, 2019                    $208,336
               Year ended December 31, 2021                   1,757,721
               Year ended December 31, 2022                     974,974
               Year ended December 31, 2022                     499,716

               Total Net Operating Loss Carryforward         $3,440,747

PROVISION FOR INCOME TAXES
The provision for income taxes consists of the following:

                                      2004             2003
                                  ---------          --------
Current Tax Provision               $61,469               $0
Deferred Tax Provision              259,309                -
                                  ---------          --------
TOTAL TAX PROVISION                $320,778               $0
                                  =========          ========

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition

Total assets of the Company at March 31, 2004 were $8,441,450, compared to March 31, 2003 of $2,715,196. This is an increase of $5,726,254. The increase in total assets is mainly attributable to the increase in Accounts Receivable due to the increased business associated with the Company's WebSourced, Inc. division. Other factors contributing to this increase are the increase in the Company's cash position resulting from the sale of stock in the first quarter of 2004 and the purchase of additional equipment associated with the Company's relocation in March 2004.

Total debt at March 31, 2004 was $0 compared to $930,188 at March 31, 2003 and $2,012,143 at December 31, 2003. The Company paid off all of its existing debt during the first quarter of 2004 using a portion of the proceeds from the sale of the Company's common stock.

Liquidity and Capital Resources

The Company experienced positive cash flow for the three months ended March 31, 2004 in the amount of $588,276, which resulted in a cash balance on March 31, 2004 of $891,420. The Company's cash balance on March 31, 2003 was $97,916.

The Company's working capital at March 31, 2004 was $3,962,331. The working capital increased during the three months ended March 31, 2004 by $3,602,161 from December 31, 2003 when it was $360,170. Current assets at March 31, 2004 were $7,678,982 compared to December 31, 2003 of $4,884,294, an increase of $2,794,688. Conversely, the current liabilities decreased during the same period by $807,473 resulting in the improved working capital position of the Company.

Results of Operations

Sales for the three months ended March 31, 2004 were $3,825,431, an increase of 42% over the prior quarter, and an increase of 223% over the first quarter of last year when they were $2,690,473 and $1,185,361 respectively.

The gross profit for the three months ended March 31, 2004 was $2,364,905 compared to the same period last year of $688,531. The Company's gross profit percentage for the three months ended March 31, 2004 was 62%, compared to 58% for the same period last year.

General and administrative expenses were $1,465,240(38% of sales) for the first three months of 2004, compared to $665,435(56% of sales) for the same period last year, an increase of 120%. The percentage decrease in relation to sales is due to the Company's general and administrative expenses being comprised of many fixed costs which do not increase proportionately to the increased sales volume.

Interest expense for the first three months of 2004 was $28,100 compared to $22,575 in 2003.

The Company's earnings from continuing operations before taxes in the first quarter of 2004 were $959,469 or $.0357 per share, compared to $531,808 or $.0249 per share in the prior quarter, an increase of 80%. The pre tax income from continuing operations was $586 or $0.00 per share for the same period last year, an increase of $958,883, or 163,631%.

As the Company's operations became profitable during the second half of 2003, the Company's after-tax earnings for the fourth quarter of 2003 reflected a $275,166 or $.012 per share increase due to a reduction of a previously recorded valuation allowance related to the deferred tax asset created by the Company's past net operating losses. Had the Company not recognized this gain during the fourth quarter of 2003, the Company's profit from continuing operations after taxes for the fourth quarter of 2003 would have been $356,311, compared to the Company's profit from continuing operations after taxes for the fourth quarter of 2004 of $638,691, a 79% increase. Income after taxes from continuing operations for the three months ended March 31, 2003 was $586 or $0.00, an increase of 108,892%.

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

We may be subject to litigation in regard to the activities of our former subsidiaries. Our former subsidiaries were involved in a wide variety of activities, including general contracting, asbestos abatement, and demolition activities. These activities may result in litigation of some nature against us. We have previously been sued and have settled a lawsuit by paying $1,000,000 in regard to an indemnity agreement signed by us in connection with a construction project in O'Fallon, Missouri, the general contractor of which was originally one of our former subsidiaries. We have signed an indemnity agreement in regard to performance and payment bonds issued by a surety covering a construction project in St. Ann, Missouri, the general contractor of which is one of our former subsidiaries. Although our management does not currently anticipate litigation in regard to the St. Ann construction project, we cannot guarantee that litigation of some type will not occur. In addition, during October 2003, we were threatened with a lawsuit by the St. Louis Construction Laborers Benefit Funds (the "Funds"). The Funds are attempting to collect employee fringe benefit contributions in regard to employees of Safe Environment Corporation of Missouri. We have denied having any obligation in regard to such employee fringe benefit contributions. The Funds have filed a lawsuit entitled Greater St. Louis Construction Laborers Welfare Fund, et al., Plaintiffs, v. Barry Ash, et al., Defendants, Case No. 4:02CV01180 ERW in the United States District Court for the Eastern District of Missouri. One of the defendants in the lawsuit is John Giura, our Vice Chairman and Vice President and our former President and Chief Executive Officer. It is our understanding that this lawsuit has been settled by John Giura, so we do not expect to be added to this lawsuit as an additional defendant. If we are added to this lawsuit as an additional defendant, we intend to vigorously defend the lawsuit. In light of this threatened litigation, we and John Giura have entered into an Indemnification Agreement dated October 22, 2003, pursuant to which John Giura has agreed to indemnify and hold harmless us in regard to any losses arising in connection with this lawsuit. Other litigation relating to our former subsidiaries is possible.

We have lost money historically. We had net losses for the years ended December 31, 2002 and 2001. Our future operations may not be profitable. If we are not profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations.

We are unlikely to collect all of the money owed to us by GMP, LLC. On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana ("SECO") and our interest in Acadian Builders, LLC to GMP, LLC ("GMP"), a limited liability company of which John Giura, our Vice Chairman and Vice President, is a member. In consideration for this sale: (1) GMP was obligated to pay us an aggregate of $175,000 by November 30, 2002, plus certain additional amounts (collectively, the "GMP Contract Payments"); and (2) GMP signed and delivered to us a promissory note for $470,000, which note was payable in the amount of $35,000 per quarter beginning on December 31, 2002 (the "GMP Note"). As security for the obligations of GMP to pay us the GMP Contract Payments and the GMP Note, GMP pledged to us all of the common stock of SECO. Although GMP made partial payments to us on the GMP Contract Payments, GMP defaulted on the remaining GMP Contract Payments owed to us and on the entire GMP Note owed to us. On April 1, 2003 we entered into an agreement (the "GMP Note Restructuring Agreement") with GMP, SECO and John Giura. Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of $300,000 will be paid to us out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to us in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreement"); (3) GMP agreed that the remaining GMP Contract Payments would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003; and (4) we agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP were to timely make the remaining GMP Contract Payments, and if GMP and John Giura were not in default of any of certain other obligations to us, then the principal amount of the GMP Note to us would be reduced from $470,000 down to $337,495.09, of which $37,495.09 would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, we received a fully signed $300,000 From St. Ann Escrow Agreement; (2) On May 5, 2003, we received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of March 31, 2004, the remaining unpaid GMP Contract Payments equal $75,074.73; and (4) GMP has failed to make any payments on the GMP Note. We have become aware that GMP and SECO have had severe financial difficulties, including but not limited to restricted access to credit, liquidity problems in regard to non-collection of various receivables, delays in completion of certain projects, delays in the awarding of certain projects, and generally weak conditions within their industry. It is the opinion of our management that GMP does not have the resources to pay all of the remaining unpaid GMP Contract Payments and the GMP Note. Moreover, an insolvency or bankruptcy of either GMP and/or SECO, or a delay or failure by SECO in the completion of the SECO construction project in St. Ann, Missouri, might significantly adversely affect our ability to collect the $300,000 payable to us under the $300,000 From St. Ann Escrow Agreements, the $200,000 payable to us under the $200,000 From St. Charles Housing Development Agreements, the remaining unpaid GMP Contract Payments, or payments due from GMP to us under the GMP Note and, in addition, such an insolvency or bankruptcy could subject us to liability under an indemnity agreement which we signed in regard to the surety bonds issued in regard to the SECO construction project in St. Ann, Missouri. We expect to attempt to negotiate a settlement with GMP regarding its payment obligations to us following the completion of the SECO construction project in St. Ann, Missouri, and the completion of all payments by John Giura in regard to his settlement of the lawsuit by the Funds discussed above.

We may not be able to collect all of the money owed to us by The Voice and Data Group, Inc. We terminated our merger agreement with The Voice and Data Group, Inc., among other things, because certain conditions to the consummation of the merger could not be met. There is no guarantee that The Voice and Data Group, Inc. will be able to repay the $100,000 unsecured loan made by us to The Voice and Data Group, Inc. in connection with the merger agreement. As of March 31, 2004, we have written off $25,000 of that $100,000 unsecured loan to The Voice and Data Group, inc.

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

The 1-for-5 reverse split of our stock which our Board of Directors and shareholders have authorized to be effected on or prior to June 30, 2004 may have adverse effects on our stock price and our stockholders. Our Board of Directors has adopted resolutions and a majority of our stockholders has approved such resolutions providing for a recapitalization pursuant to which the issued and outstanding shares of our common stock are to be reverse split, or consolidated, on a 1-for-5 basis, so that stockholders will own one share of common stock for each 5 shares of common stock held by the stockholder, such reverse split to be effected on a date not later than June 30, 2004. It is possible that this reverse split may have an adverse effect on our stock price, in that after the reverse split one share of our stock possibly may trade for less than 5 shares of our stock prior to the reverse split. It is also possible that this reverse split may have an adverse on our stockholders. For example, after the reverse split stockholders holding less than 100 shares of our common stock may have larger commissions charged to sell such shares, possibly even commissions that are larger than the value of the shares being sold.

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

Our growth heavily depends on our key personnel, the loss of whom would materially adversely affect our business. We believe that our success will depend on the continued employment of certain key personnel, including Gerard M. Jacobs, our President and Chief Executive Officer, and S. Patrick Martin, the President and Chief Executive Officer of our WebSourced, Inc. subsidiary. If one or more of our key management personnel were unable or unwilling to continue their present positions, such persons would be very difficult to replace and our business could be seriously harmed. In addition, we expect that we will find it necessary to offer such key personnel and the independent members of our Board of Directors compensation in the form of stock options and warrants. In addition, if any of WebSourced, Inc.'s key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of ours.

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

Our success depends upon increased adoption of the Internet and the use of search engines as a means for commerce. Our success depends heavily on the continued use and acceptance of the Internet and of search engines as a means for commerce. The widespread acceptance and adoption of the Internet and search engines for conducting business is likely only in the event that the Internet and search engines provide businesses with greater efficiencies and improvements. If commerce on the Internet and on search engines does not continue to grow, or grows more slowly than expected, our business would be seriously harmed. Consumers and businesses may reject the Internet or search engines as a viable commercial medium or marketing tool for a number of reasons, including: taxes; potentially inadequate network infra structure; difficulties or dissatisfaction with search engine algorithms; delays in the development of Internet and search engine enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet and search engine activity; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information over the Internet; changes in, or insufficient availability of, telecommunications services to support the Internet and search engines; problems associated with computer hackers and viruses; decreased use of search engines; increased popularity of alternative Internet marketing techniques and strategies; and failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

Increasing government regulations or taxation could adversely affect our business. We are affected not only by regulations applicable to businesses generally, but also by laws, regulations and taxes directly applicable to eBusiness. Although there are currently few such laws, regulations and taxes, state, federal and foreign governments may adopt a number of these laws, regulations and taxes. Any such legislation, regulation or tax could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services. This decrease in the demand for our services would seriously harm our business and operating results. Any new laws, regulation and taxes may govern, restrict, tax or affect any of the following issues: user privacy; the pricing and taxation of goods and services offered over the Internet; the content of web sites; consumer protection; and the characteristics and quality of products and services offered over the Internet.

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

Segment Analysis

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED MARCH 31, 2004
                             WEBSOURCED        CGI         CONSOLIDATED

SALES                         3,825,431           -           3,825,431

COST OF SALES                 1,460,525           -           1,460,525
                            ------------   ----------        -----------
GROSS PROFIT                  2,364,905           -           2,364,905

SELLING AND
  ADMINISTRATION              1,322,078      143,162          1,465,240
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                  1,042,827     (143,162)           899,665
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                  -      (25,000)           (25,000)
OTHER INCOME                          -      112,905            112,905
INTEREST INCOME                       -            -                  -
INTEREST EXPENSE                 (8,455)     (19,645)           (28,100)
                            ------------   ----------        -----------
TOTAL                            (8,455)      68,260             59,805
                            ------------   ----------        -----------
INCOME BEFORE TAXES           1,034,372      (74,903)           959,469
                            ============   ==========        ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED MARCH 31, 2003

                              WEBSOURCED        CGI         CONSOLIDATED

SALES                         1,185,361           -           1,185,361

COST OF SALES                   496,830           -             496,830
                            ------------   ----------        -----------
GROSS PROFIT                    688,531           -             688,531

SELLING AND
  ADMINISTRATION                623,767      41,668             665,435
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                     64,764     (41,668)             23,096
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)

OTHER INCOME                         -            -                   -
INTEREST INCOME                      -           65                  65
INTEREST EXPENSE                (7,360)     (15,215)            (22,575)
                            ------------   ----------        -----------
TOTAL                           (7,360)     (15,150)            (22,510)
                            ------------   ----------        -----------
INCOME BEFORE TAXES             57,404      (56,818)                586
                            ============   ==========        ===========

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(1) The Company and its WebSourced subsidiary are plaintiffs in a lawsuit entitled CGI Holding Corporation and WebSourced, Inc., Plaintiffs, v. Global Payments, Inc., Defendant, Case No. 03A10759-5, in the State Court of DeKalb County, Georgia. The Defendant has answered the Company's and WebSourced, Inc.'s Complaint, and has denied any liability, Discovery is currently in progress. Reference is hereby made to the Company's Form 8-K filed on September 2, 2003. The lawsuit was filed in August, 2003. The Company cannot guarantee the outcome of this litigation.

ITEM 2. CHANGES IN SECURITIES

(1) On January 20, 2004, the Company issued to the Roberti Jacobs Family Trust a Warrant to purchase 40,000 shares of the Company's common stock at a price a $0.50 per share, in conjunction with a borrowing by the Company from that Trust.

(2) On February 24, 2004, the Company issued 12,015 shares of common stock to Joseph H. Hale as part of a cashless exercise of an option.

(3) On February 25, 2004, the Company issued to Paul W. Doll a Warrant to purchase 12,000 shares of the Company's common stock at a price of $1.00 per share, in conjunction with a borrowing by the Company from Paul W. Doll.

(4) On March 3, 2004, the Company issued to two employees of its WebSourced, Inc. subsidiary Warrants to purchase a total of 12,000 shares of the Company's common stock at a price of $1.51 per share.

(5) On March 9, 2004, the Company completed a private placement of 1,718,750 unregistered shares of the Company's common stock to a group of investors at a price of $1.60 per share, thereby raising a total of $2.75 million for the Company.

(6) On March 15, 2004, the Company issued to twenty-three employees of its WebSourced, Inc. subsidiary Warrants to purchase a total of 27,000 shares of the Company's common stock at a price of $2.75 per share.

(7) As of May 3, 2004, the Company has 25,087,639 shares of its common stock issued and 22,587,639 outstanding, and the Company has issued options and warrants to purchase a total of 6,693,217 shares of the Company's common stock at exercise prices ranging from $0.001 to $2.75 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May, 2004.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary

906 CERTIFICATION

Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Form 10-QSB of CGI Holding Corporation (the "Company") for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. paragraph 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

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

                           May 3, 2004

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


May 3, 2004

/s/ Gerard M. Jacobs
------------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary