Form 10QSB
period 2004-06-30
CGI HOLDING CORP
filed 2004-07-23
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended : June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,991,186 shares of its $0.001 par value common stock as of July 23, 2004.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended June 30, 2004

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

Signature

906 Certification

302 Certification

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
              JUNE 30, 2004, DECEMBER 31, 2003 AND JUNE 30, 2003


                               6/30/2004         12/31/2003        6/30/2003
                            ------------        ------------      -----------
CURRENT ASSETS
Cash                           1,269,539           303,144            84,777
Accounts Receivable            6,834,427         3,907,331         1,040,797
Allowance for Bad Debts         (277,280)         (116,185)          (30,025)
Other Current Assets             225,747            76,932           174,754
Note Receivable                  325,075           368,870           337,935
Refundable Corporate Taxes         4,202             4,202             4,202
Deferred Tax Asset               403,200           340,000            90,954
                            ------------        ------------      -----------
Total Current Assets           8,784,909         4,884,294         1,703,395
                            ------------        ------------      -----------
PROPERTY AND EQUIPMENT
Property, Plant and Equipment    613,870           118,512           131,202
Less:Accumulated Depreciation    (75,507)          (37,622)          (33,224)
                            ------------        ------------      -----------
NET PROPERTY AND EQUIPMENT       538,363            80,890            97,978
                            ------------        ------------      -----------
OTHER ASSETS
Deferred Tax Asset               867,711         1,494,611         1,017,924
Other Assets                     306,750            97,500            69,250
                            ------------        ------------      -----------
TOTAL OTHER ASSETS             1,174,461         1,592,111         1,087,174
                            ------------        ------------      -----------
TOTAL ASSETS                  10,497,733         6,557,295         2,888,546
                            ============        ============      ===========

CURRENT LIABILITIES
Current Portion
    of Long Term Debt                  -         1,315,079           200,000
Notes Payable-Line of Credit           -                 -                 -
Accounts Payable                  29,472           303,918            94,779
Accrued Income Taxes             143,911            67,894                 -
Deferred Revenue               3,694,853         2,688,550         1,053,216
Accrued Liabilities              812,292           148,683           214,417
                            ------------        ------------      -----------
TOTAL CURRENT LIABILITIES      4,680,528         4,524,124         1,562,412
                            ------------        ------------      -----------
LONG TERM LIABILITIES
Long-Term Debt, Net
    of Current Portion                 -           697,064           574,271
Loan Payable-Shareholder               -                 -            33,627
                            ------------        ------------      -----------
TOTAL LONG TERM LIABILITIES            -           697,064           607,898
                            ------------        ------------      -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par
value, 5,000,000 shares
authorized; no shares issued
or outstanding                         -                 -                 -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
25,490,936 shares issued and
22,990,936 outstanding            25,490            23,389            20,189
Additional Paid In Capital     8,709,287         5,655,760         5,338,960
Retained Earnings             (2,377,571)       (3,803,042)       (4,100,911)
Treasury Stock                  (540,000)         (540,000)         (540,000)
                            ------------        ------------      -----------
TOTAL STOCKHOLDERS' EQUITY     5,817,205         1,336,107           718,237
                            ------------        ------------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          10,497,733         6,557,295         2,888,546
                            ============        ============      ===========

                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 2004

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICITS    STOCK
                          ---------- ---------- ---------------------- ---------

BALANCE:JANUARY 1, 2003    16,612,557    19,112  5,239,368  (4,122,609)(540,000)

76,901 Options Exercised
at $0.01 Per Share             76,901        77        692

1,000,000 Options Exercised
on April 1, 2003 at $.10
Per Option                  1,000,000     1,000     99,000

Issued 3,200,000 Shares as
a Stock Bonus on July 31,
2003                        3,200,000     3,200    316,800

Net Profit 2003                                              319,567
                          ---------- ---------- --------- ------------ ---------

BALANCE:DECEMBER 31,2003   20,889,458    23,389  5,655,760 (3,803,042) (540,000)

Issued 12,015 Shares on
February 24 as part of a
cashless option exercise       12,015        12        (12)

Sold 1,718,750 Shares on
March 9, 2004 for $1.60
per share                   1,718,750     1,719  2,748,282

400 Options exercised at
$.16 per share on April 7         400         -         64

50,000 Options exercised at
$.01 per share on April 16     50,000        50        450

15,000 Options exercised at
$.75 per share on April 20     15,000        15      11,235

2,000 Options exercised at
$1.00 per share on April 20     2,000         2       1,998

3,313 Options exercised at
$1.00 per share on May 25       3,313         3       3,310

200,000 Options exercised at
$.13 per share on June 3      200,000       200      25,800

Issued 100,000 shares as part
of an asset purchase agreement
on June 4, 2004               100,000       100     262,400

Net Profit, June 30, 2004                                   1,425,471
                           ---------- --------- --------- ------------ ---------

BALANCE: JUNE 30, 2004     22,990,936   25,490  8,709,287  (2,377,571) (540,000)
                           ========== ========= ========= ============ =========

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                              SIX MONTHS ENDED          THREE MONTHS ENDED

                              2004       2003           2004        2003
                            ----------  ----------    ----------  ----------
SALES                       8,399,436   2,320,398     4,574,005    1,135,037

COST OF GOODS SOLD          3,524,562   1,173,995     2,064,037      677,165
                            ----------  ----------    ----------  ----------
GROSS PROFIT                4,874,874   1,146,403     2,509,968      457,872

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES     2,776,853   1,092,607     1,311,613      427,172
                            ----------  ----------    ----------  ----------
INCOME FROM OPERATIONS      2,098,021     53,796      1,198,355       30,700
                            ----------  ----------    ----------  ----------
OTHER INCOME (EXPENSES)
    Impairment of Assets      (50,000)         -        (25,000)           -
    Other Income(Expense)     112,905          -              -            -
    Interest Income               256      6,224            256        6,159
    Interest Expense          (28,100)   (38,322)             -      (15,757)
                            ----------  ----------    ----------  ----------
TOTAL OTHER INCOME (EXPENSE)   35,061    (32,098)       (24,744)      (9,588)
                            ----------  ----------    ----------  ----------
INCOME BEFORE INCOME TAX
PROVISION                   2,133,082     21,698      1,173,611       21,112
                            ----------  ----------    ----------  ----------
 INCOME TAX PROVISION
    Current Tax Expense       143,911          -         82,442            -
    Deferred Tax Expense      563,700          -        304,391            -
                            ----------  ----------    ----------  ----------
TOTAL INCOME TAX PROVISION    707,611          -        386,833            -
                            ----------  ----------    ----------  ----------
NET INCOME                  1,425,471     21,698        786,778       21,112
                            ==========  ==========    ==========  ==========

NET INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS     $0.05       $0.00         $0.03        $0.00
                            ==========  ==========    ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   27,659,103  17,571,615    28,386,380  18,068,853
                            ==========  ==========    ==========  ==========

                         CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                 2004              2003
                                            -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Profit                                 1,425,471            21,698
Non-Cash Items Included in Net Profit
    Depreciation                                  37,885             9,572
    Allowance for Bad Debts                      161,095           (59,841)
    Deferred Income Taxes                        563,700                 -
    Impairment of Assets                          50,000                 -
OTHER CHANGES:
Change in Accounts Receivable                 (2,927,096)         (485,903)
Change in Other Current Assets                  (148,815)           20,890
Change in other Assets                            53,250            87,932
Change in Accounts Payable                      (274,446)          (85,269)
Change in Accrued Expenses                       739,626           190,708
Change in Deferred Revenue                     1,006,303           347,822
                                            -------------       -----------
NET CASH CHANGE FROM OPERATING ACTIVITIES        686,974            47,608
                                            -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired                       (495,358)           (3,475)
    Proceeds from Notes Receivable                     -            88,949
    Increase in Notes Receivable                  (6,205)         (100,000)
                                            -------------       -----------
NET CASH CHANGE FROM INVESTING ACTIVITIES       (501,563)          (14,526)
                                            -------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                   (2,152,143)         (142,534)
    Change in Line of Credit                           -           (25,485)
    Proceeds from Loans                          140,000            50,000
    Proceeds from Sale of Stock                2,793,127           100,769
                                            -------------       -----------
NET CASH CHANGE FROM FINANCING ACTIVITIES        780,984           (17,250)
                                            -------------       -----------
NET CASH CHANGE                                  966,395            15,832

CASH BALANCE:JANUARY 1                           303,144            68,945
                                            -------------       -----------

CASH BALANCE: MARCH 31                         1,269,539            84,777
                                            =============      ============

Supplemental Information
    Interest Paid                                 28,100            38,322
    Income Taxes Paid                             24,827                 -

Non Cash Investing and Financing Activities

On June 4, 2004, the Company entered into an asset purchase agreement in which it issued 100,000 shares of the Company's common stock valued at $262,500.

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the six months ended June 30, 2004 and 2003.

STOCKHOLDER'S EQUITY ADJUSTMENT

When the Company purchased the assets of WorldMall.com in 2001, the number of shares issued as compensation for brokering the deal was originally recorded at 250,000. The actual fee paid in shares was 350,000. At the time of the merger these shares were valued at $.30 per share or $30,000. Also, 16 partial shares were not issued as per the agreement. These financial statements reflect the additional 99,984 shares that were issued and the related expense of $30,000 is included in the Company's retained earnings.

DEFERRED INCOME TAXES

Deferred income taxes are the result of timing differences between book and tax depreciation and book and tax amortization of goodwill, allowance for doubtful accounts and net operating loss carryforwards.

The components of the deferred tax liability at June 30, 2004 and 2003 were:

                                                           2004          2003
                                                      ------------  ------------
Deferred Tax Assets

   Net Operating Loss Carryforwards                       $606,154     $999,951
   Valuation Allowance                                           -     (601,251)
                                                      ------------  ------------
   Subtotal                                               $606,154     $398,700
   Timing Difference relating to Goodwill Amortization     625,254      679,624
   Timing difference relating to bad debt recognition       39,503       30,554
                                                      ------------  ------------
   Total Deferred Tax Assets                            $1,575,302   $1,108,878
                                                      ============  ============

The Company has a net operating loss carryforward in the amount of $3,440,747. According to the internal revenue code, these losses can be carried forward twenty years. The expiration dates of the available net operating losses are:

               Year ended December 31, 2019                    $208,336
               Year ended December 31, 2021                   1,757,721
               Year ended December 31, 2022                     974,974
               Year ended December 31, 2022                     499,716

               Total Net Operating Loss Carryforward         $3,440,747

PROVISION FOR INCOME TAXES
The provision for income taxes consists of the following:

                                      2004             2003
                                  ---------          --------
Current Tax Provision              $143,911              $0
Deferred Tax Provision              563,700                -
                                  ---------          --------
TOTAL TAX PROVISION                $707,611               $0
                                  =========          ========

ITEM II

                         CGI HOLDING CORPORATION, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Financial Condition

Total assets of the Company at June 30, 2004 were $10,497,733, compared to June 30, 2003 of $2,888,546. This is an increase of $7,609,187. The increase in total assets is mainly attributable to the increase in Accounts Receivable due to the increased business associated with the Company's WebSourced, Inc. division. Other factors contributing to this increase are the increase in the Company's cash position resulting from the sale of stock in the first quarter of 2004 and the purchase of additional equipment associated with the Company's relocation in March 2004.

Total debt at March 31, 2004 was $0 compared to $807,898 at June 30, 2003 and $2,012,143 at December 31, 2003. The Company paid off all of its existing debt during the first quarter of 2004 using a portion of the proceeds from the sale of the Company's common stock.

Liquidity and Capital Resources

The Company experienced positive cash flow for the six months ended June 30, 2004 in the amount of $966,395, which resulted in a cash balance on June 30, 2004 of $1,269,539. The Company's cash balance on June 30, 2003 was $84,777.

The Company's working capital at June 30, 2004 was $4,104,381. The working capital increased during the six months ended June 30, 2004 by $3,744,211 from December 31, 2003 when it was $360,170. Current assets at June 30, 2004 were $8,784,9092 compared to December 31, 2003 of $4,884,294, an increase of $3,900,615. Current liabilities increased slightly during the same period by $156,404 resulting in the improved working capital position of the Company.

Results of Operations

Sales for the six and three months ended June 30, 2004 were $8,399,436 and $4,574,005, an increase of 19% over the prior quarter, and an increase of 303% over the second quarter of last year when they were $1,135,037.

The gross profits for the six and three months ended June 30, 2004 were $4,874,874(58%) and $2,509,968(55%), respectively. In contrast the gross profits for the equivalent periods in 2003 were $1,146,403(49%) and $457,872(40%).

General and administrative expenses were $2,776,853(33% of sales) for the first six months of 2004 and $1,311,613(29% of sales) for the past quarter. In 2003 these expenses totalled $1,092,607(47% of sales) and $427,172(38% of sales) for the six and three month periods ended June 30, 2003. The percentage decrease in relation to sales is due to the Company's general and administrative expenses being comprised of many fixed costs which do not increase proportionately to the increased sales volume.

Interest expense for the first three months of 2004 was $28,100 compared to $38,322 in 2003.

The Company's earnings from continuing operations before taxes in the second quarter of 2004 were $1,173,611 or $0.041 per share, compared to $959,471 or $.036 per share in the prior quarter, an increase of 22%. The pre tax income from continuing operations was $21,112 or $0.00 per share for the same period last year, an increase of $1,152,499, or 5,459%.

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

We are unlikely to collect all of the money owed to us by GMP, LLC. On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana ("SECO") and our interest in Acadian Builders, LLC to GMP, LLC ("GMP"), a limited liability company of which John Giura, our Vice Chairman and Vice President, is a member. In consideration for this sale: (1) GMP was obligated to pay us an aggregate of $175,000 by November 30, 2002, plus certain additional amounts (collectively, the "GMP Contract Payments"); and (2) GMP signed and delivered to us a promissory note for $470,000, which note was payable in the amount of $35,000 per quarter beginning on December 31, 2002 (the "GMP Note"). As security for the obligations of GMP to pay us the GMP Contract Payments and the GMP Note, GMP pledged to us all of the common stock of SECO. Although GMP made partial payments to us on the GMP Contract Payments, GMP defaulted on the remaining GMP Contract Payments owed to us and on the entire GMP Note owed to us. On April 1, 2003 we entered into an agreement (the "GMP Note Restructuring Agreement") with GMP, SECO and John Giura. Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of $300,000 will be paid to us out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the "$300,000 From St. Ann Escrow Agreement"); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to us in regard to a certain housing development in St. Charles, Missouri (the "$200,000 From St. Charles Housing Development Agreement"); (3) GMP agreed that the remaining GMP Contract Payments would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003; and (4) we agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow Agreement and the fully signed $200,000 From St. Charles Housing Development Agreements, and if GMP were to timely make the remaining GMP Contract Payments, and if GMP and John Giura were not in default of any of certain other obligations to us, then the principal amount of the GMP Note to us would be reduced from $470,000 down to $337,495.09, of which $37,495.09 would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, we received a fully signed $300,000 From St. Ann Escrow Agreement; (2) On May 5, 2003, we received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of March 31, 2004, the remaining unpaid GMP Contract Payments equal $75,074.73; and (4) GMP has failed to make any payments on the GMP Note. We have become aware that GMP and SECO have had severe financial difficulties, including but not limited to restricted access to credit, liquidity problems in regard to non-collection of various receivables, delays in completion of certain projects, delays in the awarding of certain projects, and generally weak conditions within their industry. It is the opinion of our management that GMP does not have the resources to pay all of the remaining unpaid GMP Contract Payments and the GMP Note. Moreover, an insolvency or bankruptcy of either GMP and/or SECO, or a delay or failure by SECO in the completion of the SECO construction project in St. Ann, Missouri, might significantly adversely affect our ability to collect the $300,000 payable to us under the $300,000 From St. Ann Escrow Agreements, the $200,000 payable to us under the $200,000 From St. Charles Housing Development Agreements, the remaining unpaid GMP Contract Payments, or payments due from GMP to us under the GMP Note and, in addition, such an insolvency or bankruptcy could subject us to liability under an indemnity agreement which we signed in regard to the surety bonds issued in regard to the SECO construction project in St. Ann, Missouri. We are currently attempting to negotiate a comprehensive settlement with GMP and John Giura regarding all of the foregoing and certain other matters.

We may not be able to collect all of the money owed to us by The Voice and Data Group, Inc. We terminated our merger agreement with The Voice and Data Group, Inc., among other things, because certain conditions to the consummation of the merger could not be met. There is no guarantee that The Voice and Data Group, Inc. will be able to repay the $100,000 unsecured loan made by us to The Voice and Data Group, Inc. in connection with the merger agreement. As of June 30, 2004, we have written off $50,000 of that $100,000 unsecured loan to The Voice and Data Group, inc.

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

The terms and conditions of acquiring businesses could adversely affect the price of our common stock. In order to consummate acquisitions, we may be required to take action that could adversely affect the price of our stock, such as issuing common stock, convertible preferred stock, convertible subordinated debt, or other equity-linked securities, potentially resulting in the dilution of existing shareholders or having other adverse effects upon existing shareholders; undertaking a reverse stock split; changing the name, Board of Directors, or officers of our company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect our company and our common stock. Also, our shareholders and other potential investors may not like the management or businesses of the companies we acquire, or the terms of such acquisitions, which may adversely affect our company, the price of our stock, and our ability to raise capital and close acquisitions in the future.

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

There is a lack of brand awareness of our services. Due to lack of marketing resources, we have not been able to develop any widespread awareness of our brand name. Any increase in our advertising and marketing expenditures could cause our operating margins to decline. In addition, our WebSourced, Inc. subsidiary has hired a public relations firm and we have in the past and may in the future retain an investor relations firm. The cost of such firms will harm our results of operations. Moreover, our brand may be closely associated with the business success or failure of some of our Internet clients, some of who are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our clients may damage our reputation. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

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

Segment Analysis

                                INDUSTRY SEGMENT
                      SIX MONTHS ENDED JUNE 30, 2004
                             WEBSOURCED        CGI         CONSOLIDATED

SALES                         8,399,436           -           8,399,436

COST OF SALES                 3,524,562           -           3,524,562
                            ------------   ----------        -----------
GROSS PROFIT                  4,874,874           -           4,874,874

SELLING AND
  ADMINISTRATION              2,583,512      193,341          2,776,853
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                  2,291,362     (193,341)         2,098,021
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                  -      (50,000)           (50,000)
OTHER INCOME                          -      112,905            112,905
INTEREST INCOME                     256            -                256
INTEREST EXPENSE                 (8,455)     (19,645)           (28,100)
                            ------------   ----------        -----------
TOTAL                            (8,199)      43,260             35,061
                            ------------   ----------        -----------
INCOME BEFORE TAXES           2,283,163     (150,081)         2,133,082
                            ============   ==========        ===========

                                INDUSTRY SEGMENT
                      SIX MONTHS ENDED JUNE 30, 2003

                              WEBSOURCED        CGI         CONSOLIDATED

SALES                         2,320,398           -           2,320,398

COST OF SALES                 1,173,995           -           1,173,995
                            ------------   ----------        -----------
GROSS PROFIT                  1,146,403           -           1,146,403

SELLING AND
  ADMINISTRATION              1,006,768      85,839           1,092,607
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                    139,635     (85,839)             53,796
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)

OTHER INCOME                         -            -                   -
INTEREST INCOME                      -        6,224               6,224
INTEREST EXPENSE               (12,556)     (25,766)            (38,322)
                            ------------   ----------        -----------
TOTAL                          (12,556)     (19,542)            (32,098)
                            ------------   ----------        -----------
INCOME BEFORE TAXES            127,079     (105,381)             21,698
                            ============   ==========        ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED JUNE 30, 2004
                             WEBSOURCED        CGI         CONSOLIDATED

SALES                         4,574,005           -           4,574,005

COST OF SALES                 2,064,037           -           2,064,037
                            ------------   ----------        -----------
GROSS PROFIT                  2,509,968           -           2,509,968

SELLING AND
  ADMINISTRATION              1,261,434       50,179          1,311,613
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                  1,248,534      (50,179)         1,198,355
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)
IMPAIRMENT OF ASSETS                  -      (25,000)           (25,000)
OTHER INCOME                          -            -                  -
INTEREST INCOME                     256            -                256
INTEREST EXPENSE                      -            -                  -
                            ------------   ----------        -----------
TOTAL                               256      (25,000)           (24,744)
                            ------------   ----------        -----------
INCOME BEFORE TAXES           1,248,790      (75,179)         1,173,611
                            ============   ==========        ===========

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED JUNE 30, 2003

                              WEBSOURCED        CGI         CONSOLIDATED

SALES                         1,135,037           -           1,135,037

COST OF SALES                   677,165           -             677,165
                            ------------   ----------        -----------
GROSS PROFIT                    457,872           -             457,872

SELLING AND
  ADMINISTRATION                383,001      44,171             427,172
                            ------------   ----------        -----------
INCOME FROM
  OPERATIONS                     74,871     (44,171)             30,700
                            ------------   ----------        -----------
OTHER INCOME (EXPENSE)

OTHER INCOME                         -            -                   -
INTEREST INCOME                      -        6,159               6,159
INTEREST EXPENSE                (5,196)     (10,551)            (15,747)
                            ------------   ----------        -----------
TOTAL                           (5,196)      (4,392)             (9,588)
                            ------------   ----------        -----------
INCOME BEFORE TAXES             69,675      (48,563)             21,112
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

(7) On April 7, 2004, the Company issued 400 shares of common stock to Clayton Sinclair as part of a exercise of an option.

(8) On April 14, 2004, the Company issued 50,000 shares of common stock to Infopoint, Inc.as part of a exercise of an option.

(9) On April 20, 2004, the Company issued 15,000 shares of common stock to Thomas M. Roeder as part of a exercise of an option.

(10) On April 20, 2004, the Company issued 2,000 shares of common stock to Management Systems as part of a exercise of an option.

(11) On May 25, 2004, the Company issued 3,313 shares of common stock to Kristin Albright as part of a exercise of an option.

(12) On June 3, 2004, the Company issued 200,000 shares of common stock to Carol Schmidt as part of a exercise of an option.

(13) On June 4, 2004, the Company issued 100,000 shares of common stock to Jason Dowdell as part of a asset purchase agreement.

(14) As of July 23, 2004, the Company has 25,491,186 shares of its common stock issued and 22,991,186 outstanding, and the Company has issued options and warrants to purchase a total of 6,509,654 shares of the Company's common stock at exercise prices ranging from $0.001 to $3.80 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of July, 2004.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary

906 CERTIFICATION

Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Form 10-QSB of CGI Holding Corporation (the "Company") for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. paragraph 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

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

                           July 23, 2004

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation

July 23, 2004

/s/ Gerard M. Jacobs
------------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary