Form 10QSB
period 2004-09-30
CGI HOLDING CORP
filed 2004-11-10
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended : September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

100 North Waukegan Road, Suite 100, Lake Bluff, Illinois           60044
---------------------------------------------------------     --------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code    (847) 615-2890
                                                   -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ] Yes [ ] No[x]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,100,761 shares of its $0.001 par value common stock as of November 8, 2004.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]

CGI HOLDING CORPORATION

FORM 10-QSB

For the quarter ended September 30, 2004

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

Signature

302 Certification

906 Certification

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CGI HOLDING CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 2004, DECEMBER 31, 2003

                               9/30/2004         12/31/2003
                            ------------        ------------
CURRENT ASSETS
Cash                            2,529,723           303,144
Restricted Cash                   726,866                 -
Accounts Receivable             1,008,020           432,794
Unbilled Revenue                2,552,650           785,987
Allowance for Bad Debts           (52,786)         (116,185)
Other Current Assets              558,233            81,134
Note Receivable                   305,175           368,870
Deferred Tax Asset                133,547           340,000
                             ------------        -----------
Total Current Assets            7,761,428         2,195,744
                             ------------        -----------
PROPERTY AND EQUIPMENT
Property, Plant and Equipment   1,260,055           118,512
Less:Accumulated Depreciation    (258,164)          (37,622)
                             ------------        -----------
NET PROPERTY AND EQUIPMENT      1,001,890            80,890
                             ------------        -----------
OTHER ASSETS
Deferred Tax Asset                589,231         1,494,611
Intangible Assets               1,177,617                 -
Goodwill                        7,044,492                 -
Other Assets                       97,550            97,500
                             ------------        -----------
TOTAL OTHER ASSETS              8,908,890         1,592,111
                             ------------        -----------
TOTAL ASSETS                   17,672,208         3,868,745
                             ============        ===========

CURRENT LIABILITIES
Current Portion
    of Long Term Debt            539,157         1,315,079
Accounts Payable                 241,021           303,918
Accrued Income Taxes             198,161            67,894
Deferred Revenue                 280,162                 -
Accrued Liabilities              447,669           148,683
Client Prepaid Media Buys        670,671                 -
                            ------------        -----------
TOTAL CURRENT LIABILITIES      2,376,841         1,835,574
                            ------------        -----------
LONG TERM LIABILITIES
Long-Term Debt, Net
    of Current Portion           566,094           697,064
Deferred Rent                    141,817                 -
Other Long Term Liabilities        1,299                 -
                            ------------        -----------
TOTAL LONG TERM LIABILITIES      709,210           697,064
                            ------------        -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par
value, 5,000,000 shares
authorized; no shares issued
or outstanding                         -                 -
Common Stock, $0.001 par value,
100,000,000 shares authorized,
29,600,761 shares issued and
27,100,761 outstanding            29,600            23,389
Additional Paid In Capital    16,684,370         5,655,760
Accumulated Deficit           (1,587,813)       (3,803,042)
Treasury Stock                  (540,000)         (540,000)
                            ------------        -----------
TOTAL STOCKHOLDERS' EQUITY    14,586,157         1,336,107
                            ------------        -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          17,672,208         3,868,745
                            ============        ===========

                         CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                            COMMON     COMMON    PAID-IN   ACCUMULATED  TREASURY
                            SHARES      STOCK    CAPITAL    DEFICIT       STOCK
                          ---------- ---------- ---------------------- ---------
BALANCE:JANUARY 1, 2003    16,612,557    19,112  5,239,368  (4,122,609)(540,000)

76,901 Options Exercised
at $0.01 Per Share             76,901        77        692

1,000,000 Options Exercised
on April 1, 2003 at $.10
Per Option                  1,000,000     1,000     99,000

Issued 3,200,000 Shares as
a Stock Bonus on July 31,
2003                        3,200,000     3,200    316,800

Net Profit 2003                                              319,567
                          ---------- ---------- --------- ------------ ---------
BALANCE:DECEMBER 31,2003   20,889,458    23,389  5,655,760 (3,803,042) (540,000)

Issued 12,015 Shares on
February 24 as part of a
cashless option exercise       12,015        12        (12)

Sold 1,718,750 Shares on
March 9, 2004 for $1.60
per share                   1,718,750    1,719   2,748,282

400 Options exercised at
$.16 per share on April 7         400        -         64

50,000 Options exercised at
$.01 per share on April 16     50,000       50        450

15,000 Options exercised at
$.75 per share on April 20     15,000       15     11,235

2,000 Options exercised at
$1.00 per share on April 20     2,000        2      1,998

3,313 Options exercised at
$1.00 per share on May 25       3,313        3      3,310

200,000 Options exercised at
$.13 per share on June 3      200,000      200     25,800

Issued 100,000 shares as part
of an asset purchase agreement
on June 4, 2004               100,000      100    262,400


250 Options exercised at
$.16 per share on
July 27, 2004                     250        0         40

Sold 2,179,813 shares on
August 19, 2004 for
$1.81/share                 2,179,813    2,180  3,933,423

Issued 1,904,762 shares at
$2.10 per share on August 19,
2004 to purchase the stock of
Webcapades, Inc.            1,904,762    1,905  3,998,095

Issued 25,000 shares on
August 30, 2004 as part of
a consulting agreement         25,000       25    43,525

Net Profit, September 30, 2004                              2,215,229
                           ---------- --------- --------- ------------ ---------
BALANCE: Sept. 30, 2004    27,100,761   29,600 16,684,370  (1,587,813) (540,000)
                           ========== ========= ========= ============ =========

                          CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                NINE MONTHS ENDED          THREE MONTHS ENDED
                                2004       2003           2004        2003
                              ----------  ----------    ----------  ----------
SALES                        14,121,105   4,404,628     5,721,669    2,084,230

COST OF GOODS SOLD            5,685,502   1,942,184     2,160,940      768,189
                              ----------  ----------    ----------  ----------
GROSS PROFIT                  8,435,603   2,462,444     3,560,729    1,316,041

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES       4,856,523   2,137,047     2,079,670    1,044,440
                              ----------  ----------    ----------  ----------
INCOME FROM OPERATIONS        3,579,080     325,397     1,481,059      271,601
                              ----------  ----------    ----------  ----------
OTHER INCOME (EXPENSES)
    Other Income(Expense)        38,155          -        (24,750)           -
    Interest Income               1,911      6,247          1,655           23
    Interest Expense            (31,944)   (54,518)        (3,844)     (16,196)
                              ----------  ----------    ----------  ----------
TOTAL OTHER INCOME (EXPENSE)      8,122    (48,271)       (26,938)     (16,173)
                              ----------  ----------    ----------  ----------
INCOME BEFORE INCOME TAX
PROVISION                     3,587,202    277,126      1,454,120      255,428
                              ----------  ----------    ----------  ----------
 INCOME TAX PROVISION
    Current Tax Expense         260,140          -        116,229            -
    Deferred Tax Expense      1,111,833          -        454,883            -
                              ----------  ----------    ----------  ----------
TOTAL INCOME TAX PROVISION    1,371,973          -        571,112            -
                              ----------  ----------    ----------  ----------
INCOME FROM CONTINUING
OPERATIONS                    2,215,229     277,126        883,008     255,428

EXTRAORDINARY EVENT                   -  (1,200,000)             -  (1,200,000)
                              ----------  ----------    ----------  ----------
NET INCOME (LOSS)             2,215,229    (922,874)       883,008    (944,572)
                              ==========  ==========    ==========  ==========

BASIC EARNINGS PER SHARE
FROM CONTINUING OPERATIONS        $0.10       $0.02        $0.04        $0.01
                                 ========    ========      =======     =======

BASIC EARNINGS (LOSS) PER SHARE
FROM EXTRAORDINARY EVENT          $0.00      ($0.07)       $0.00       ($0.06)
                                 ========    ========      =======     =======

BASIC EARNINGS (LOSS) PER
COMMON SHARE                      $0.10      ($0.05)       $0.04       ($0.05))
                                 ========    ========      =======     =======

BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING   22,966,379  17,974,822  24,804,913   19,711,213
                               ==========  ==========  ==========   ==========

FULLY DILUTED EARNINGS PER SHARE
FROM CONTINUING OPERATIONS         $0.08      $0.01         $0.03       $0.01
                                 ========    ========      =======     =======

FULLY DILUTED EARNINGS (LOSS) PER
SHARE FROM EXTRAORDINARY EVENT     $0.00     ($0.05)        $0.00       ($0.05)
                                 ========    ========      =======     =======

FULLY DILUTED EARNINGS (LOSS)
PER COMMON SHARE                   $0.08     ($0.04)        $0.03       ($0.04)
                                 ========    ========      =======     =======

FULLY DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING             28,672,940  20,598,891  30,511,474   22,335,282
                               ==========  ==========  ==========   ==========

                         CGI HOLDING CORPORATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                 2004              2003
                                            -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Profit(Loss)                           2,215,229          (922,874)
Non-Cash Items Included in Net Profit
    Depreciation & Amortization                  124,589            14,296
    Provision for Losses                       1,068,692           614,259
    Stock Bonus                                        -           160,000
    Extraordinary Event                                -         1,200,000
    Deferred Income Taxes                      1,111,833                 -
    Loss on Deposit                               75,000                 -
OTHER CHANGES:
Change in Accounts Receivable
    & Unbilled Revenue                        (3,419,980)       (1,174,638)
Change in Other Current Assets                  (159,147)           69,801
Change in Other Assets                             3,250            79,432
Change in Accounts Payable                      (227,854)            3,597
Change in Accrued Expenses                       365,253           169,857
Change in Prepaid Media Buys                     670,671                 -
Change in Deferred Rent                          141,817                 -
Change in Deferred Revenue                        (8,650)                -
                                            -------------       -----------
NET CASH CHANGE FROM OPERATING ACTIVITIES      1,960,703           213,730
                                            -------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Fixed Assets Acquired                       (801,248)             (475)
    Proceeds from Notes Receivable                     -            88,197
    Cash Received in Acquisition                 634,829                 -
    Increase in Notes Receivable                 (11,305)         (100,000)
                                            -------------       -----------
NET CASH CHANGE FROM INVESTING ACTIVITIES       (177,724)          (12,278)
                                            -------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal Payments Made                   (2,198,305)         (177,173)
    Change in Line of Credit                           -           (25,485)
    Proceeds from Loans                          140,000            95,000
    Proceeds from Sale of Stock                3,228,771           100,769
                                            -------------       -----------
NET CASH CHANGE FROM FINANCING ACTIVITIES      1,170,466            (6,889)
                                            -------------       -----------
NET CASH CHANGE                                2,953,445           194,563

CASH BALANCE:JANUARY 1                           303,144            68,945
                                            -------------       -----------
CASH BALANCE: SEPTEMBER 30                     3,256,589           263,508
                                            =============      ============

Supplemental Information
    Interest Paid                                 31,944            54,518
    Income Taxes Paid                             99,827                 -

Non Cash Investing and Financing Activities

On June 4, 2004, the Company entered into an asset purchase agreement in which it issued 100,000 shares of the Company's common stock valued at $262,500.

On August 19, 2004 the Company purchased the stock of WebCapades, Inc. The purchase was financed by the sale and issuance of stock in the amount of $7,500,000 and notes payable of $1,151,413. The Company received net tangible assets of $660,306 and intangible assets totalling $7,991,106.

On August 30, 2004 the Company issued 25,000 restricted common stock valued at $43,550 for a six month contract with CEOcast, Inc.

                         CGI HOLDING CORPORATION, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2004 AND 2003

PRESENTATION OF FINANCIAL STATEMENTS

The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the nine months ended September 30, 2004 and 2003.

REVENUE RECOGNITION - CHERISH, INC.

The Company's Cherish, Inc. subsidiary recognizes income on monthly subscription contracts in the month they receive payment. They recognize multi-month subcriptions on a straight line basis over the term of the subscription.

RESTRICTED CASH AND CLIENT PREPAID MEDIA BUYS

During the current year the Company's WebSourced, Inc. subsidiary entered into contracts in which they perform Pay Per Click (PPC) Management services. Prior to the month of service the clients are invoiced for their respective estimated PPC spend for the month plus a nominal management fee. The amount of funds that are designated for PPC spend are placed into non-interest bearing escrow accounts allocated to each client for use in paying their respective PPC spend for the month. These funds are listed as Restricted Cash on the balance sheet with the offsetting Client Prepaid Media Buys in the liability section.

The Company's Cherish division also has a small amount of restricted cash in an interest bearing escrow account controlled by Cherish's credit card processor. This amounted to $99,019 at September 30, 2004.

CHANGE IN FINANCIAL STATEMENT PRESENTATION

During the third quarter of 2004, the Company decided to change the presentation of its balance sheet. The amounts affected include the accounts receivable and deferred revenue. This change was not from a change in accounting policy and did not affect the Company's earnings.

The following is a summary of the effect of the those changes:

                              CURRENT PRESENTATION
                              --------------------
                                             9/30/04          12/31/03
                                          -------------    -------------
Accounts Receivable                          $1,008,020        $432,794
Unbilled Revenue                              2,552,650         785,987
                                          -------------    -------------
Net Assets Represented on Balance Sheet      $3,560,670      $1,218,781
                                          =============    =============


                               PAST PRESENTATION
                               -----------------
                                             9/30/04          12/31/03
                                          -------------    -------------
Accounts Receivable                          $1,008,020        $432,794
Contracts Receivable                          7,353,345       3,474,537
                                          -------------    -------------
Total Accounts and Contracts Receivable      $8,361,365      $3,907,331

Deferred Revenue                              4,800,695       2,688,550
                                          -------------    -------------
Net Assets Represented on Balance Sheet      $3,560,670      $1,218,781
                                          =============    =============

INTANGIBLE ASSETS AND GOODWILL

During the current year the Company entered into two purchase agreements in which a total of $8,253,606 of intangible assets were recognized. The following is a schedule of the Company's intangible assets as of September 30, 2004:

                                                 Cherish, Inc.
                               ------------------------------------------------
                                  Initial        Accumulated      Net Carrying
                                   Value          Amortization       Value
                               -------------    --------------   --------------
Goodwill                          6,956,992                0         6,956,992
Client List                         260,000            3,095           256,905
Website Code
  and Development                   729,114           12,152           716,962
Client Relations                     45,000            7,500            37,500
                               -------------    --------------   --------------
Totals                            7,991,106           22,747         7,968,359
                               =============    ==============   ==============
                                                 WebSourced, Inc.
                               ------------------------------------------------
                                   Initial        Accumulated      Net Carrying
                                   Value          Amortization       Value
                               -------------    --------------   --------------
Web Application Tools               175,000            8,750           166,250
                               =============    ==============   ==============

                                             CGI Holding Corporation
                               ------------------------------------------------
                                   Initial        Accumulated      Net Carrying
                                   Value          Amortization       Value
                               -------------    --------------   --------------
Goodwill                             87,500                0            87,500
                               =============    ==============   ==============

Company Totals
   Goodwill                       7,044,492                0         7,044,492
   Intangibles                    1,209,114           31,497         1,177,617

The Company's amortization expense over the next six years is as follows:

        2004          $76,991
        2005          232,966
        2006          217,966
        2007          217,966
        2008          217,966
        2009          151,858

NOTES PAYABLE

The Company currently has notes payable relating to the acquisition of WebCapades, Inc. on August 19, 2004. The original amount of these notes was recorded as $1,151,413. The notes provide for 24 monthly payments of an aggregate $50,000 principal and interest at an implied rate of 4.00% as the notes provided for an interest rate of 0.0%. These notes are payable to the former owners of WebCapades, Inc. and their agent.

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

PRO FORMA FINANCIAL INFORMATION

On August 19, 2004, the Company, WebCapades Acquisition Sub, Inc., WebCapades, Inc., Scott P. Mitchell and Kristine E. Mitchell entered into an Agreement dated August 19, 2004, pursuant to which WebCapades, Inc. merged with and into WebCapades Acquisition Sub, Inc., and WebCapades, Inc. thereby became a wholly-owned subsidiary of the Company. The merger consideration included $3,500,000 in cash, 1,904,762 shares of common stock of the Company, $1,200,000 in two-year promissory notes payable by the Company, and a contingent earnout of $500,000. Scott P. Mitchell and Kristine E. Mitchell each signed three-year employment agreements with WebCapades, Inc. and Cherish, Inc., a wholly-owned subsidiary of the Company's wholly-owned subsidiary WebSourced, Inc. Scott P. Mitchell was granted warrants to purchase an aggregate of 150,000 shares of common stock of the Company, 50,000 of which are at an exercise price of $2.10 per share, and 100,000 of which have exercise prices contingent upon the prices of the Company's common stock on the first and second anniversaries of the closing of the WebCapades acquisition. Certain other employees of WebCapades, Inc. were granted warrants to purchase an aggregate of 90,600 shares of common stock of the Company at an exercise price of $2.10 per share. In connection with the transaction, the Company completed a private placement of 2,049,813 shares of common stock of the Company at a price of $2.05 per share, thereby raising an aggregate of $4,202,104 for the Company. The purchasers in such private placement were granted warrants to purchase an aggregate of 512,457 shares of common stock of the Company at an exercise price of $2.05 per share. The Company also paid Momentum Capital, LLC $266,500, 130,000 shares of common stock and warrants to purchase 32,500 shares of common stock of the Company at an exercise price of $2.05 per share for their services.


On August 24, 2004, the Company sold, assigned and transferred all of the shares of common stock of WebCapades, Inc. to the Company's wholly-owned subsidiary WebSourced, Inc. On August 25, 2004, the Company's subsidiary WebSourced, Inc. sold, assigned and transferred all of the shares of common stock of WebCapades, Inc. to WebSourced, Inc.'s wholly-owned subsidiary Cherish, Inc.

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of WebCapades, Inc. for the periods ended September 30, 2003 and the pre-merger activity from January 1, 2004 through the date of the merger on August 19, 2004.

                          CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                          Pro Forma     Total
                                  CGI       WebCapades   Adjustments
                              ------------  ----------- ------------ ----------
SALES                          14,121,105    4,264,607               18,385,712

COST OF GOODS SOLD              5,685,502      951,625                6,637,127
                              ------------  ----------- ------------ ----------
GROSS PROFIT                    8,435,603    3,312,982               11,748,585

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         4,856,523    1,264,520   A 163,474    6,284,517
                              ------------  ----------- ------------ ----------
INCOME FROM OPERATIONS          3,579,080    2,048,462    (163,474)   5,464,068
                              ------------  ----------- ------------ ----------
OTHER INCOME (EXPENSES)
    Impairment of Assets          (75,000)           -                  (75,000)
    Other Income(Expense)         113,155       10,978                  124,133
    Interest Income                 1,912            -                    1,912
    Interest Expense              (31,944)           -                  (31,944)
                              ------------  ----------- ------------ ----------
TOTAL OTHER INCOME (EXPENSE)        8,123       10,978                   19,101
                              ------------  ----------- ------------ ----------
INCOME BEFORE INCOME TAX
PROVISION                       3,587,203    2,059,440   (163,474)    5,483,169
                              ------------  ----------- ------------ ----------
INCOME TAX PROVISION
    Current Tax Expense           260,140            -   B 774,967    1,035,107
    Deferred Tax Expense        1,111,833            -                1,111,833
                              ------------  ----------- ------------ ----------
TOTAL INCOME TAX PROVISION      1,371,973            -    (938,441)   2,146,940
                              ------------  ----------- ------------ ----------
NET INCOME FROM
CONTINUING  OPERATIONS          2,215,230    2,059,440    (938,441)   3,336,229
                              ============  =========== ============ ==========

BASIC EARNINGS PER COMMON SHARE
FROM CONTINUING OPERATIONS                                                $0.13
                                                                     ==========
BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                            26,314,778
                                                                     ==========

FULLY DILUTED EARNINGS PER COMMON SHARE
FROM CONTINUING OPERATIONS                                                $0.10
                                                                     ==========
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                         32,021,339
                                                                     ==========

                         CGI HOLDING CORPORATION, INC.
                 CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                          Pro Forma     Total
                                  CGI       WebCapades   Adjustments
                              ------------  ----------- ------------ ----------

SALES                           4,404,628    3,172,721                7,577,349

COST OF GOODS SOLD              1,942,184      544,716                2,486,900
                              ------------  ----------- ------------ ----------
GROSS PROFIT                    2,462,444    2,628,005                5,090,449

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         2,137,047      970,437   A 208,474    3,315,958
                              ------------  ----------- ------------ ----------
INCOME FROM OPERATIONS            325,397    1,657,568    (208,474)   1,774,491
                              ------------  ----------- ------------ ----------
OTHER INCOME (EXPENSES)
    Impairment of Assets                -            -                        -
    Other Income(Expense)               -            -                        -
    Interest Income                 6,247            -                    6,247
    Interest Expense              (54,518)           -                  (54,518)
                              ------------  ----------- ------------ ----------
TOTAL OTHER INCOME (EXPENSE)      (48,271)           -                  (48,271)
                              ------------  ----------- ------------ ----------
INCOME BEFORE INCOME TAX
PROVISION                         277,126    1,657,568   (208,474)    1,726,220
                              ------------  ----------- ------------ ----------
INCOME TAX PROVISION
    Current Tax Expense                 -            -   B 659,888      659,888
    Deferred Tax Expense                -            -                        -
                              ------------  ----------- ------------ ----------
TOTAL INCOME TAX PROVISION              -            -    (868,362)     659,888
                              ------------  ----------- ------------ ----------
NET INCOME FROM
CONTINUING  OPERATIONS            277,126    1,657,568    (868,362)   1,066,332

EXTRAORDINARY EVENT            (1,200,000)           -   B 408,000     (792,000)
                              ------------  ----------- ------------ ----------
NET INCOME/LOSS                  (922,874)   1,657,568    (460,362)     274,332
                              ============  =========== ============ ==========

BASIC EARNINGS PER COMMON SHARE
FROM CONTINUING OPERATIONS                                                $0.05
                                                                     ==========
BASIC EARNINGS PER COMMON SHARE
FROM EXTRAORDINARY EVENT                                                 ($0.04)
                                                                     ==========
BASIC EARNINGS PER COMMON SHARE                                           $0.01
                                                                     ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                            21,929,397
                                                                     ==========

FULLY DILUTED EARNINGS PER COMMON SHARE
FROM CONTINUING OPERATIONS                                                $0.04
                                                                     ==========
FULLY DILUTED EARNINGS PER COMMON SHARE
FROM EXTRAORDINARY EVENT                                                 ($0.03)
                                                                     ==========
FULLY DILUTED EARNINGS PER COMMON SHARE                                   $0.01
                                                                     ==========
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                            24,553,466
                                                                     ==========
Note A - Intangible Asset Amortization

This adjustment reflects the amount of amortization that would have been recognized from the acquired intangible assets during the period reflected.

Note B - Income Tax Adjustment

This adjustment reflects the estimated combined income tax affect that would have been recognized using applicable state and federal tax rates in effect during the periods presented.

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Please refer to "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" when reviewing this Form 10-QSB and "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Financial Condition

Total assets of the Company at September 30, 2004 were $17,672,208, compared to September 30, 2003 of $2,329,136. This is an increase of $15,343,072. The increase in total assets is attributable to many factors. The Company acquired $8,253,606 in intangible assets during the current year relating to certain acquisitions. The Company's accounts receivable and unbilled revenue have increased $3,163,560 in the past year and our cash position has increased by $2,993,081 over the same period. One other factor contributing to this increase is the purchase of additional equipment associated with the Company's WebSourced, Inc. subsidiary's relocation in March 2004.

Total debt at September 30, 2004 was $1,105,251 compared to $2,018,259 at September 30, 2003 and $2,012,143 at December 31, 2003. The Company had paid off all of its existing debt during the first quarter of 2004 using a portion of the proceeds from the sale of the Company's common stock. During the third quarter the Company signed notes payable as part of its acquisition of WebCapades, Inc. on August 19, 2004. These notes are being repaid over 24 months.

Liquidity and Capital Resources

The Company experienced positive cash flow for the nine months ended September 30, 2004 in the amount of $2,953,445, which resulted in a cash balance on September 30, 2004 of $3,256,589. Of this balance $726,866 is restricted cash used to satisfy certain liabilities. The Company's cash balance on September 30, 2003 was $263,508.

The Company's working capital at September 30, 2004 was $5,384,587. The working capital increased during the nine months ended September 30, 2004 by $5,024,417 from December 31, 2003 when it was $360,170. Current assets at September 30, 2004 were $7,761,428 compared to December 31, 2003 of $2,195,744, an increase of $5,565,684. Current liabilities increased during the same period by $541,267 resulting in the improved working capital position of the Company.

Results of Operations

Sales for the nine and three months ended September 30, 2004 were $14,121,105 and $5,721,669, an increase of 25% over the prior quarter, and an increase of 175% over the third quarter of last year when they were $2,084,230. The gross profits for the nine and three months ended September 30, 2004 were $8,435,603(60%) and $3,560,729(62%), respectively. In contrast the gross profits for the equivalent periods in 2003 were $2,462,444(56%) and $1,316,041(63%).

General and administrative expenses were $4,856,523(34% of sales) for the first nine months of 2004 and $2,079,670(36% of sales) for the past quarter. In 2003 these expenses totalled $2,137,047(49% of sales) and $1,044,440(50% of sales) for the nine and three month periods ended September 30, 2003. The percentage decrease in relation to sales is due to the Company's general and administrative expenses being comprised of many fixed costs which do not increase proportionately to the increased sales volume.

Interest expense for the first nine months of 2004 was $31,944 compared to $54,518 in 2003.

The Company's earnings from continuing operations before taxes in the third quarter of 2004 were $1,454,120, compared to $1,173,611 for the prior quarter and $255,428 for the same period last year, representing increases of 24% and 469% respectively. The fully diluted earnings per share from continuing operations before taxes in the third quarter of 2004 were $.048, compared to $.041 for the prior quarter, an increase of 17%, and $.011 for the same period last year, an increase of 336%.

The Company's earnings from continuing operations after taxes in the third quarter of 2004 were $883,008, compared to $786,778 for the prior quarter and $255,428 for the same period last year, representing increases of 12% and 246% respectively. The fully diluted earnings per share from continuing operations after taxes in the third quarter of 2004 were $.029, compared to $.028 for the prior quarter, an increase of 4%, and $.011 for the same period last year, an increase of 164%.

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


                                  RISK FACTORS

An investment in our common stock involves a high degree of risk and should be considered a speculative investment. Should we fail to achieve any of the matters specified below in this "Risk Factors" section, such failure could result in material, adverse harm to us and our business.

We have lost money prior to 2003.

We had net losses for the years ended December 31, 2002 and 2001. Although we earned money in 2003 and the first half of 2004, our future operations may not be profitable. If we are not profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations.

The market price of our common stock is highly volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Many factors beyond our control could impact our stock price, including: announcements of changes in search engine algorithms; technological innovations by other companies; government regulations; marketing, pricing or other actions by competitors; emergence of new competitors; new products or procedures; concerns about our financial position or operating results; litigation; disputes relating to agreements, patents or proprietary rights; loss of key employees; and many other factors. In addition, the potential dilutive effects of future sales of shares of common stock by stockholders and by us, and the exercise of outstanding warrants and options and subsequent sales of our common stock, could have a material adverse effect on the price of our common stock.

We may not be able to identify, negotiate, finance or close acquisitions.

We intend to pursue one or more acquisitions of companies engaged in businesses that may or may not be similar to our WebSourced, Inc. and Cherish, Inc. subsidiaries. We may not be able to identify or negotiate such acquisitions on acceptable terms or at all. If such acquisitions are successfully identified and negotiated, the terms thereof may require us to incur additional indebtedness or issue equity. We may not be able to obtain such financing on acceptable terms or at all.

The terms and conditions of acquiring businesses could adversely affect the price of our common stock.

In order to consummate acquisitions, we may be required to take action that could adversely affect the price of our stock, such as: issuing common stock, convertible preferred stock, convertible subordinated debt or other equity-linked securities, potentially resulting in the dilution of existing shareholders or having other adverse effects upon existing shareholders; undertaking a reverse stock split; changing the name, Board of Directors, or officers of our company; entering into new lines of business; forming business combinations or strategic alliances with potential business partners; or taking other actions. Any one or more of these actions may adversely affect us and our common stock. Also, our shareholders and other potential investors may not like the management or businesses of the companies we acquire, or the terms of such acquisitions, which may adversely affect our Company, the price of our stock, and our ability to raise capital and close acquisitions in the future.

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

We cannot assure you that we will effectively manage our growth.

We have experienced rapid growth and demand for all of our services since their inception. The growth and expansion of our business, including new service offerings and new geographic markets, places a continuous significant strain on our management, operational and financial resources. We are required to manage multiple relationships with various strategic partners, technology licensors, members and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, we may not be able to manage any such growth effectively. To effectively manage our growth, we must continue to implement and improve our infrastructure of people and information systems, operational plans, and strategies, and to continuously expand, train, manage and retain our employee base. We cannot guarantee that we can successfully manage our growth, nor that such growth can be achieved and managed without deterioration in our profit margins.

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

We believe that our success will depend on the continued employment of certain key personnel, including Gerard M. Jacobs, our President and Chief Executive Officer, S. Patrick Martin, the President and Chief Executive Officer of our WebSourced, Inc. subsidiary, and Scott Mitchell, the President of our Cherish, Inc., subsidiary. If one or more of our key management personnel were unable or unwilling to continue their present positions, such persons would be very difficult to replace and our business could be seriously harmed. In addition, we expect that we will find it necessary to offer such key personnel and the independent members of our Board of Directors compensation in the form of stock options and warrants. In addition, if any of WebSourced, Inc.'s key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of ours.

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

Due to lack of marketing resources, we have not been able to develop any widespread awareness of our brand name. Any increase in our advertising and marketing expenditures could cause our operating margins to decline. In addition, our WebSourced, Inc. subsidiary has hired a public relations firm and we have retained an investor relations firm. The cost of such firms impacts our results of operations. Moreover, our brand may be closely associated with the business success or failure of some of our Internet clients, some of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our clients may damage our reputation. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

A failure by us to meet client expectations could result in losses and negative publicity.

Any failure to meet our  clients'  expectations  could result in delayed or lost revenues due to factors  such as:  adverse  client  reactions;  requirements  to provide additional services to clients at no charge; negative publicity regarding our services, which could adversely affect our ability to attract or retain clients; and claims for damages against us, regardless of our responsibility for such failure. We cannot be sure that our contracts will protect us from liability for damages in the event we are sued. Also, if we are sued, the legal fees involved in defending a lawsuit may exceed the amount of the claim in question.

Our business depends in part on the growth and maintenance of the Internet infrastructure.

The success of our business will depend in part on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. We also have no control over the third-party telecommunications, cable or other providers of access services to the Internet that our clients and customers rely upon. There have been instances where regional and national telecommunications outages have caused our online dating business to experience service interruptions during which our users could not access our subscription-based services. Any additional interruptions, delays or capacity problems experienced with any points of access between the Internet and our websites could adversely affect our ability to provide services reliably to the users of our websites. The temporary or permanent loss of all or a portion of our services on the Internet, the Internet infrastructure generally, or our users' ability to access the Internet could disrupt our business activities, harm our business reputation, and result in a loss of revenue.

We face risks associated with our dependence on computer and telecommunications infrastructure.

Our services are dependent upon the use of the Internet and telephone and broadband communications to provide high-capacity data transmission without system downtime. For example, there have been instances where regional and national telecommunications outages have caused our online dating business to experience systems interruptions. Any additional interruptions, delays or capacity problems experienced with the telephone connection could adversely affect our ability to provide services to our customers. The temporary or permanent loss of all or a portion of the telecommunications system, or significant delays, could cause disruption of our business activities and result in a loss of revenue. Additionally, the telecommunications industry is subject to regulatory control. Amendments to current regulations could disrupt or adversely affect the profitability of our business. In addition, if any of our current agreements with telecommunications providers are terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement. There can be no assurance that we will be able to renew any of our current agreements when they expire or, if we are able to do so, that such renewals will be available on acceptable terms. We also do not know whether we will be successful in entering into additional agreements or that any relationships, if entered into, will be on terms favorable to us.

Our success depends upon increased adoption of the Internet and the use of search engines as a means for commerce.

Our success depends heavily on the continued use and acceptance of the Internet and of search engines as a means for commerce. The widespread acceptance and adoption of the Internet and search engines for conducting business is likely only in the event that the Internet and search engines provide businesses with greater efficiencies and improvements. If commerce on the Internet and on search engines does not continue to grow, or grows more slowly than expected, our business would be seriously harmed. Consumers and businesses may reject the Internet or search engines as a viable commercial medium or marketing tool for a number of reasons, including: taxes; potentially inadequate network infrastructure; difficulties or dissatisfaction with search engine algorithms; delays in the development of Internet and search engine enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet and search engine activity; delays in the development of security and authentication technology necessary to affect secure transmission of confidential information over the Internet; changes in, or insufficient availability of, telecommunications services to support the Internet and search engines; problems associated with computer hackers and viruses; decreased use of search engines; increased popularity of alternative Internet marketing techniques and strategies; and failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

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

We face strong and growing competition in SEM services.

We believe that the principal  bases of competition  in Search Engine  Marketing
(SEM) services are the knowledge base of the competitive companies and the ability of companies to attract prospective customers. The rapidly evolving nature of the markets in which we will compete may attract new entrants as they perceive opportunities, and our competitors may foresee the course of market developments more accurately than we. In addition, our competitors may develop products or services that are superior to and less expensive than ours or may adapt more quickly than we do to new technologies or evolving customer requirements. We expect competition to increase in the future as demand for SEM services increases. There can be no assurance that we will be able to compete successfully with existing competitors or with new competitors. We presently compete primarily with other relatively small search engine optimization firms. As the market continues to grow, larger, better capitalized companies may emerge within this market and command a large share of it. In addition, we have experienced limited competition to date from traditional advertising agencies, which tend to dominate the business of larger corporate accounts. It is possible that over time, traditional advertising agencies will look to develop this capability in-house, which could make them significant competitors of ours and the other current players in the market. The search engines themselves may also in the future become competitors of ours.

We face strong and growing competition in our online dating business.

We expect competition in the online dating business to continue to increase because there are no substantial barriers to entry. We believe that our ability to compete in the online dating business depends upon many factors both within and beyond our control, including the following: (1) the size and diversity of our registrants and member bases; (2) the timing and market acceptance of products and services, including the developments and enhancements to those products and services, offered by us or our competitors; (3) customer service and support efforts; (4) selling and marketing efforts; (5) ease of use, performance, price and reliability of solutions developed either by us or our competitors; and (6) our brand strength relative to our competitors. Our online dating business competes with traditional dating and personals services, as well as with newspapers, magazines and other traditional media companies that provide dating and personals services. We also compete with large Internet information hubs, or portals, such as Yahoo!, as well as online personals companies such as Match.com. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger registrant and membership bases than we have. Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. This could attract registrants away from our websites and reduce our market share. In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining registrants and converting registrants into members and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Internet properties.

Search Engine Optimization may become more difficult or less desirable over time.

A major goal of a search engine optimization company like ours is to cause our clients' websites to obtain high rankings on various search engines. The search engines generally seek to rank websites based upon their degree of relevancy to the key words in question. The search engines are frequently changing their algorithms and criteria in order to try to prevent their rankings from being manipulated for the benefit of undeserving websites. This therefore creates a risk that over time the search engines may succeed in limiting the efficacy of our services either through continued refinement of their ranking system or in some other way hindering search engine optimization efforts. The search engine optimization industry is relatively new, with limited technological barriers to entry. Increased competition over time may reduce the overall efficiency of our efforts as other competitors effect similar results for their clients. Search engines are increasing the number of "pay per click" listings in their search results. This could generally lessen the desirability of our SEO services. While we perform "pay per click" campaign management as well, there can be no assurance that the revenues from our "pay per click" campaign management will be able to offset any decline in demand for our SEO services.

Increasing government regulations or taxation could adversely affect our business.

We are affected not only by regulations applicable to businesses generally, but also by federal, state, local and foreign laws, rules, regulations and taxes directly applicable to electronic communications, telecommunications, the Internet and eBusiness. New laws and regulations governing such matters could be enacted or amendments may be made to existing regulations at any time that could adversely impact our services. Any such new laws, regulations or amendments to existing regulations could disrupt or adversely affect the profitability of our business, or could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services. Any such decrease in the demand for our services would seriously harm our business and operating results. Any new laws, regulations and taxes may govern, restrict, tax or affect any of the following issues: user privacy; the pricing and taxation of goods and services offered over the Internet; the content of websites; access to websites; linking of websites; outgoing email solicitations; consumer protection; and the characteristics and quality of products and services offered over the Internet. In particular, our WebCapades subsidiary operates websites which display adult content, and laws restricting the use of adult content could adversely impact the profitability or ongoing viability of such a subsidiary.

Legal uncertainties affecting the Internet that could adversely affect our business.

Legal uncertainties surrounding domestic and foreign government regulations regarding the Internet could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Many areas of law affecting the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet.

Our limited operating history and relatively new business model in emerging and rapidly evolving markets make it difficult to evaluate our future prospects.

We commenced operations within the past few years, and we have only a short operating history with our business model. As a result, we have very little operating history for you to evaluate in assessing our future prospects. Also, our online dating business derives nearly all of its net revenues from online subscription fees, which is an early-stage business model that has undergone rapid and dramatic changes. We are an early-stage company in new and rapidly evolving markets. We may not be able to successfully assess or address all of the significant and changing risks and difficulties inherent in these new and rapidly evolving markets, which could materially harm our business and operating results.

The ability of our online dating business to generate positive cash flow and operating profits as a relatively new company in a new and evolving business will depend upon a number of factors that are difficult to predict.

These factors which are difficult to predict include the following: (1) the level of acceptance of online dating services; (2) our ability to create and increase brand awareness and attract and retain a large number of members and subscribers, including our ability to convert members into paying subscribers;
(3) the level of usage of the Internet and traffic to our websites; (4) our ability to maintain current, and develop new, relationships with portals, search engines, ISPs and other Internet properties and entities capable of attracting individuals who might subscribe to our fee-generating services; (5) our ability to implement our expansion plans or integrate newly acquired companies, including controlling the costs associated with such expansion or acquisitions;
(6) our ability to control costs related to general infrastructure including the amount and timing of operating and capital expenditures; (7) our ability to introduce new websites, features and functionality on a timely basis; (8) our ability to scale technological and other infrastructure across our various websites; (9) our ability to protect our data from loss or electronic or magnetic corruption; (10) our ability to provide for failure and disaster recovery programs; (11) our ability to upgrade our technologies and protect our sites from technology failures, which could cause revenue loss and allow affiliates to terminate their agreements with us; (12) our ability to attract, retain and motivate qualified personnel; (13) our ability to expand and compete internationally; (14) the introduction of new products or services by our competitors; and (15) our ability to anticipate and adapt to the changing Internet business and any changes in government regulation.

If the efforts of our online dating business to attract a large number of registrants, to convert registrants into paying members and to retain our paying members are not successful, our revenues and operating results would suffer.

The future growth of our online dating business depends on our ability to attract a large number of registrants, to convert registrants into paying members and to retain our paying members. This in turn depends on our ability to deliver a high-quality online dating experience to these registrants and members. Our competitors are developing highly targeted content as well as innovations in technology, online advertising, and the providing of information. As a result, we must continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and we may fail to attract new registrants. Our operating results would also suffer if our innovations are not responsive to the needs of our members or are not brought to market in an effective or timely manner.

The member acquisition costs of our online dating business vary depending upon prevailing market conditions, and may increase significantly in the future.

The member acquisition costs of our online dating business are dependent in part upon our ability to purchase advertising at a reasonable cost. Our advertising costs vary over time, depending upon a number of factors, some of which are beyond our control. Historically, we have used online advertising as the primary means of marketing our services. In general, the costs of online advertising have recently increased substantially and these costs are expected to continue to increase as long as the demand for online advertising remains robust.

Our online dating business must keep pace with rapid technological change to remain competitive; our services are not well-suited to many alternate Internet access devices.

Our online dating business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands. Accordingly, our success will depend on our ability to adapt to rapidly changing technologies and industry standards, and our ability to continually improve the speed, performance, features, ease of use and reliability of services in response to both evolving demands of the marketplace and competitive service and product offerings. Introducing new technology into our systems involves numerous technical challenges, substantial amounts of capital and personnel resources, and often takes many months to complete. We may not be successful in integrating new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites. Such technology, once integrated, may not function as expected. In addition, the number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years, and we expect this growth to continue. The lower resolution, functionality and memory currently associated with such mobile devices makes the use of our online dating services through such mobile devices more difficult and generally impairs the member experience relative to access via desktop and laptop computers. If we are unable to attract and retain a substantial number of such mobile device users to our online dating services or if we are unable to develop services that are more compatible with such mobile communications devices, our growth could be adversely affected.

Our online dating business depends on our server and network hardware and software and our ability to obtain network capacity, and we cannot guarantee that we can prevent an interruption of use of our services.

The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Internet users, advertisers, members and e-commerce partners to our websites and to convert members to subscribers. An unexpected and/or substantial increase in the use of our websites could strain the capacity of our systems, which could lead to a slower response time or system failures. Although we have not had any significant delays, any slowdowns or system failures could adversely affect the speed and responsiveness of our websites and would diminish the experience for our members and visitors. We face risks related to our ability to scale up to our expected customer levels while maintaining superior performance. If the usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our websites could reduce traffic on our websites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands as well as reduce revenue and negatively impact our operating results. Furthermore, we rely on many different software applications, some of which have been developed internally. If these hardware and software systems fail, it would adversely affect our ability to provide our services. If we receive a significant unexpected increase in usage and are not able to rapidly expand our transaction-processing systems and network infrastructure without any systems interruptions, it could seriously harm our business and reputation. We have experienced occasional systems interruptions in the past as a result of unexpected increases in usage, and we cannot assure you we will not incur similar or more serious interruptions in the future.

The failure to establish and maintain affiliate agreements and relationships could limit the growth of our online dating business.

We have entered into, and expect to continue to enter into, arrangements with affiliates to increase our member base, bring traffic to our websites and enhance our brands. If any of the current agreements are terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement. We cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are able to do so, that such renewals will be available on acceptable terms. We also do not know whether we will be successful in entering into additional agreements or that any relationships, if entered into, will be on terms favorable to us.

Our online dating business relies on a number of third-party providers, and their failure to perform or termination of our relationships with them could harm our business.

We rely on third parties to provide important services and technologies to our online dating business, including third parties that manage and monitor our onsite data center, ISPs and credit card processors. In addition, we license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could significantly harm our business. Any financial or other difficulties our providers may face may have negative effects on our business, the nature and extent of which we cannot predict.

Our online dating business may be sued in regard to information retrieved from or transmitted over the Internet.

We may be sued for alleged defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or other legal claims relating to information that is published or made available on our websites and other websites linked to it. These types of claims have been brought, sometimes successfully, against online service providers in the past. Our online dating business also offers email services, which may subject us to potential risks, such as liabilities or claims in regard to unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are found not liable. If any of these events occur, our revenues could be materially adversely affected and the value of our common stock may decline.

Our online dating business, located in Florida, could be significantly impacted by the occurrence of natural disasters such as hurricanes and other catastrophic events.

Our online dating business is located in Clearwater, Florida. Our operations depend upon our ability to maintain and protect our data center, which is also located in Florida and is managed by a third party. Our business is therefore susceptible to hurricanes and other catastrophic events, including acts of terrorism. We currently lack adequate redundant hardware and software systems supporting our services at an alternate site. We may not be able to prevent outages and downtime caused by natural disasters and other events out of our control, which could adversely affect our reputation, brands and business.

The percentage of canceling members of our online dating business in comparison to other subscription businesses requires that we must continually seek new members to maintain or increase our current level of revenue.

Internet users in general, and users of online personals services specifically, freely navigate and switch among a large number of websites. We cannot assure you that we will be able to maintain our member churn, and it may increase in the future. This makes it difficult for us to have a stable member base and requires that we constantly attract new members at a faster rate than member terminations to maintain or increase our current level of revenue. If we are unable to attract new members on a cost-effective basis, our business will not grow and our profitability will be adversely affected.

The display of adult content on our websites could be restricted by regulation.

Regulation of adult content could prevent us from making our WebCapades subsidiary's content available in various jurisdictions or otherwise could have a material adverse effect on its business. Various governmental agencies are considering a number of legislative and regulatory proposals which may lead to laws or regulations concerning various aspects of the Internet, including online content, intellectual property rights, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Regulation of the Internet could materially adversely affect our business, financial condition or results of operations by reducing the overall use of the Internet, reducing the demand for our services or increasing our cost of doing business.

We face certain risks related to the physical and emotional safety of the users of our online dating websites.

We cannot control the offline behavior of users of our websites. There is a possibility that one or more of the users of our websites could be physically or emotionally harmed following interaction with another user of our websites. We do not and cannot screen the users of our web sites, and given our lack of physical presence, we do not take any action to ensure personal safety on a meeting arranged following contact initiated via our websites. If an unfortunate incident were to occur in a meeting of people following contact initiated on one of our websites or a website of one of our competitors, any resulting negative publicity could materially and adversely affect the online dating industry in general. Any such incident involving one of our websites could damage our reputation and our brands. This, in turn, could adversely affect our revenues. In addition, the affected users of our websites might initiate legal action against us, which could cause us to incur significant expense, whether or not the legal action is defended successfully, and could cause further damage to our reputation.

We are subject to risks in regard to the handling of personal information.

In the normal course of our business, our online dating business handles personally identifiable information pertaining to our members and visitors residing in the United States as well as foreign countries. In recent years, many of these countries have adopted privacy, security, and data protection laws and regulations intended to prevent improper uses and disclosures of personally identifiable information. In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for noncompliance. These laws may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities. Privacy laws and regulations in the United States and foreign countries are subject to change and may be inconsistent, and additional requirements may be imposed at any time. These laws and regulations, the costs of complying with them, administrative fines for noncompliance and the possible need to adopt different compliance measures in different jurisdictions could increase our expenses.

Security breaches and inappropriate Internet use could damage our business.

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to successfully prevent security breaches could significantly harm our business, reputation and results of operations, and might expose us to lawsuits by state and federal consumer protection agencies, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations, or damage our brand and reputation. Such breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or a government enforcement proceeding. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage, and we have occasionally experienced security breaches and attempts at "hacking". We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which might adversely affect our online dating business.

Computer viruses could damage our business.

Computer viruses, worms and similar programs may cause our systems to incur delays or other service interruptions and could damage our reputation and affect our ability to provide our services and adversely affect our revenues. The inadvertent transmission of computer viruses could also expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be significantly damaged resulting in the loss of current and future members and subscribers.

We are exposed to risks associated with credit card fraud and credit payment.

We depend on continuing availability of credit card usage to process contract payments and subscriptions, and this availability in turn depends on acceptable levels of chargebacks and fraud performance. Our online dating business has suffered losses and may continue to suffer losses as a result of membership orders placed with fraudulent credit card data, even though the associated financial institution approved payment. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions processed by our online dating business, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs.

We may be unable to protect our intellectual property.

We cannot guaranty that we can safeguard or deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If former employees or third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information or intellectual property, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management.

We are unlikely to collect all of the money owed to us by The Voice and Data Group, Inc.

We terminated our merger agreement with The Voice and Data Group, Inc., among other things, because certain conditions to the consummation of the merger could not be met. There is no guarantee that The Voice and Data Group, Inc. will be able to repay the $100,000 unsecured loan made by us to them in connection with the merger agreement. As of September 30, 2004, we have written off $75,000 of that $100,000 unsecured loan to The Voice and Data Group, Inc.

We may be subject to litigation in regard to the activities of our former subsidiaries.

Our former subsidiaries were involved in a wide variety of activities, including general contracting, asbestos abatement, and demolition activities. These activities may result in litigation of some nature against us. We have previously been sued and have settled a lawsuit by paying $1,000,000 in regard to an indemnity agreement signed by us in connection with a construction project in O'Fallon, Missouri, the general contractor of which was originally one of our former subsidiaries. We have signed an indemnity agreement in regard to performance and payment bonds issued by a surety covering a construction project in St. Ann, Missouri, the general contractor of which is one of our former subsidiaries. Although our management does not currently anticipate litigation in regard to the St. Ann construction project, and although our former chairman and chief executive officer, John Giura, has agreed to indemnify and hold us harmless against any such litigation, we cannot guarantee that litigation of some type will not occur. Other litigation relating to our former subsidiaries is possible.

A significant portion of our stock is owned by insiders.

Our current Directors and officers and those of our subsidiaries, as a group, together with their affiliates and other parties well known to them, beneficially own a significant percentage of our outstanding shares of common stock. Accordingly, these stockholders will have substantial influence over our policies and management. Voting control over a significant portion of these stockholders' shares and of the shares owned by Mr. John Giura (former chairman and chief executive officer) have been transferred, pursuant to irrevocable proxies, to Gerard M. Jacobs, our President and Chief Executive Officer.

We have not paid dividends since our inception and do not expect to do so in the foreseeable future.

As a result, our stockholders will not be able to receive any return on their investment without selling their shares. We presently anticipate that all earnings, if any, will be retained for development of our business and acquisitions of new businesses. Any future dividends will be subject to the discretion of the Board of Directors and will depend on, among other things, our future earnings, operating and financial condition, capital requirements and general business conditions.

Nevada  laws  may  discourage   investor  purchases  of,  or  mergers  or  other
transactions involving, our stock.

Certain Nevada laws limit the circumstances under which a person or entity may acquire a controlling interest in the stock of a Nevada corporation or may cause a merger, consolidation or other "combination" to occur involving a Nevada corporation. These laws may discourage companies or persons interested in acquiring a significant interest in or control of our company, or delay or make such an acquisition or transaction more difficult or expensive to consummate, regardless of whether such an acquisition or transaction may be in the best interest of our stockholders.

We may need additional capital in the future.

It may be necessary for us to raise additional capital to fund the cash portion of future acquisitions. If it is determined that additional capital is needed, it will be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to us. If we are unable to raise any needed additional capital, we could be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

If we issue additional shares of our Common Stock in connection with any future acquisitions of businesses, the value of your shares could be diluted.

We may make additional acquisitions of businesses. We may make payment for such acquisitions by issuing shares of our Common or Preferred Stock or by payment in cash. If we choose to make payment in the form of shares of our Common or Preferred Stock, our existing shareholders may experience a dilution in their ownership interest in us. If we elect to make payment in the form of cash, we would have to determine whether we will use available cash or obtain additional cash from traditional bank financing, sources other than banks or the proceeds of the sale of our Common or Preferred Stock. While using debt to finance acquisitions may provide greater financial returns, it also brings with it greater risk. Should there be a downturn in the business of the target (due to numerous factors which could include normal downturns in the business cycle, the departure of key employees or key accounts, inability to integrate the target's operations into our operations, etc.), we may risk loss of our investment. Lenders and/or equity partners also may impose restrictions upon the manner in which we conduct our business.

We intend to indemnify our officers and directors.

We intend to indemnify our officers and directors to the fullest extent permissible under the law. Under most circumstances, our officers and directors may not be held liable to us or our equity owners for errors in judgment or other acts or omissions in the conduct of our business unless such errors in judgment, acts or omissions constitute fraud, gross negligence or malfeasance.

We do not have any intention to declare or pay any dividends.

We do not currently intend to declare or pay any cash dividend on our shares in the foreseeable future and we anticipate that earnings, if any, will be used to finance the development and expansion of our business. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors, including our contractual obligations.

                                SEGMENT ANALYSIS

                                INDUSTRY SEGMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                            WEBSOURCED     CHERISH     CGI         CONSOLIDATED
                           ------------   --------- ----------     ------------
SALES                       $13,384,842    $736,263        $0       $14,121,105

COST OF SALES                 5,461,985     223,517         -         5,685,502
                           ------------   --------- ----------     ------------
GROSS PROFIT                 $7,922,857    $512,746        $0        $8,435,602

SELLING AND
ADMINISTRATIVE EXPENSES       4,262,327     381,693   212,503         4,856,523
                           ------------   --------- ----------     ------------
INCOME FROM OPERATIONS       $3,660,530    $131,053 ($212,503)       $3,579,080
                           ------------   --------- ----------     ------------
OTHER INCOME (EXPENSE)
Impairment of Assets                 $0          $0  ($75,000)         ($75,000)
Other Income                          0           -   113,155           113,155
Interest Income                   1,474         438         0             1,912
Interest Expense                 (8,461)     (3,838)  (19,645)          (31,944)
                           ------------   --------- ----------     ------------
TOTAL OTHER INCOME(EXPENSE)     ($6,988)    ($3,400)  $18,510            $8,123
                           ------------   --------- ----------     ------------
INCOME BEFORE TAXES          $3,653,542    $127,653 ($193,993)       $3,587,202
                           ============   ========= ==========     ============

                                INDUSTRY SEGMENT
                NINE MONTHS ENDED SEPTEMBER 30, 2003

                            WEBSOURCED     CHERISH    CGI          CONSOLIDATED
                           ------------   --------- ----------     ------------
SALES                        $4,404,628         $0         $0       $4,404,628

COST OF SALES                 1,942,183          -          -        1,942,183
                           ------------   --------- ----------     ------------
GROSS PROFIT                 $2,462,445         $0         $0       $2,462,445

SELLING AND
ADMINISTRATIVE EXPENSES       1,779,286          -    357,763        2,137,049
                           ------------   --------- ----------     ------------
INCOME FROM OPERATIONS         $683,159         $0  ($357,763)        $325,396
                           ------------   --------- ----------     ------------
OTHER INCOME (EXPENSE)
Impairment of Assets                 $0         $0         $0               $0
Other Income                          0          -          -                -
Interest Income                       0          0      6,247            6,247
Interest Expense                (16,358)         0    (38,159)         (54,517)
                           ------------   --------- ----------     ------------
TOTAL OTHER INCOME(EXPENSE)    ($16,358)        $0   ($31,912)        ($48,270)
                           ------------   --------- ----------     ------------
INCOME BEFORE TAXES            $666,801         $0  ($389,675)        $277,126
                           ============   ========= ==========     ============

                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

                            WEBSOURCED     CHERISH     CGI         CONSOLIDATED
                           ------------   --------- ----------     ------------
SALES                        $4,985,406    $736,263        $0       $5,721,669

COST OF SALES                 1,937,423     223,517         -        2,160,940
                           ------------   --------- ----------     ------------
GROSS PROFIT                 $3,047,983    $512,746        $0       $3,560,728

SELLING AND
ADMINISTRATIVE EXPENSES       1,678,815     381,693    19,162        2,079,670
                           ------------   --------- ----------     ------------
INCOME FROM OPERATIONS       $1,369,168    $131,053  ($19,162)      $1,481,059
                           ------------   --------- ----------     ------------
OTHER INCOME (EXPENSE)
Impairment of Assets                 $0          $0  ($25,000)        ($25,000)
Other Income                          0           -       250              250
Interest Income                   1,218         438         0            1,656
Interest Expense                     (6)     (3,838)        0           (3,844)
                           ------------   --------- ----------     ------------
TOTAL OTHER INCOME(EXPENSE)      $1,211     ($3,400) ($24,750)        ($26,939)
                           ------------   --------- ----------     ------------
INCOME BEFORE TAXES          $1,370,379    $127,653  ($43,912)      $1,454,120
                           ============   ========= ==========     ============
                                INDUSTRY SEGMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2003

                            WEBSOURCED     CHERISH     CGI         CONSOLIDATED
                           ------------   --------- ----------     ------------
SALES                        $2,084,230         $0         $0        $2,084,230

COST OF SALES                   768,188          -          -           768,188
                           ------------   --------- ----------     ------------
GROSS PROFIT                 $1,316,042         $0         $0        $1,316,042

SELLING AND
ADMINISTRATIVE EXPENSES         772,518          -    271,924         1,044,442
                           ------------   --------- ----------     ------------
INCOME FROM OPERATIONS         $543,524         $0  ($271,924)         $271,600
                           ------------   --------- ----------     ------------
OTHER INCOME (EXPENSE)
Impairment of Assets                 $0         $0         $0                $0
Other Income                          0          -          -                 -
Interest Income                       0          0         23                23
Interest Expense                 (3,802)         0    (12,393)          (16,195)
                           ------------   --------- ----------     ------------
TOTAL OTHER INCOME(EXPENSE)     ($3,802)        $0   ($12,370)         ($16,172)
                           ------------   --------- ----------     ------------
INCOME BEFORE TAXES            $539,722         $0  ($284,294)         $255,428
                           ============   ========= ==========     ============

ITEM 3. CONTROLS AND PROCEDURES

The Company has established a disclosure committe, which is made up of the Company's Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on the evaluation required by Rule 13a-15(b), the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. As of September 30, 2004, there have been no known significant changes in internal controls or in other factors that could significantly affect these controls.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1) On July 27, 2004, the Company issued 250 shares of common stock as part of an exercise of an option.

(2) There were 67,431 warrants issued to two employees and a director on August 18, 2004 at an exercise price of $2.05 per share.

(3) On August 19, 2004, 544,957 warrants were issued at an exercise price of $2.05 per share in connection with private placement of common stock of the Company.

(4) On August 19, 2004, the Company completed a private placement of 2,179,813 unregistered shares of the Company's common stock to a group of investors thereby raising an aggregate of $3,935,604.

(5) On August 19, 2004, the Company issued 1,904,762 shares of common stock to the owners of WebCapades, Inc. pursuant to a merger agreement.

(6) On August 19, 2004 the Company issued to Scott Mitchell 50,000 warrants at an exercise price of $2.10 per share and 100,000 warrants at exercise prices per share contingent upon the Company's stock prices on the first and second anniversaries of the WebCapades, Inc. acquisition. The Company also issued 90,600 warrants to certain other employees of WebCapades, Inc. with an exercise price of $2.10 per share.

(7) On August 30, 2004, the Company issued 25,000 shares of its common stock to CEOcast, Inc. as part of a six month consulting agreement.

(8) On August 31, 2004, 150,000 warrants at an exercise price of $3.50 per share and 150,000 warrants at an exercise price of $4.50 per share were issued to John Giura as part of a settlement agreement.

(9) As of November 2, 2004, 7,556,143 options and warrants to purchase common stock of the Company were outstanding at exercise prices ranging from $0.001 to $4.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

(A) EXHIBITS

Exhibit 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2.01 Agreement made and entered into as of August 19, 2004, by and among CGI Holding Corporation, a Nevada corporation(the "Company"), WebCapades Acquisition Sub, Inc., a Florida corporation and wholly owned subsidiary of the Company, WebCapades, Inc., a Florida corporation, Scott P. Mitchell and Kristine E. Mitchell, was previously filed as an exhibit to the Company's Current Report on Form 8-K, filed August 25, 2004 (SEC File No. 033-19980-D) and is incorporated herein by reference.

10.1 Articles of Merger and Plan of Merger merging WebCapades, Inc., a Florida corporation into WebCapades Acquisition Sub, Inc., a Florida corporation and wholly owned subsidiary of CGI Holding Corporation, a Nevada corporation(the "Company"), was previously filed as an exhibit to the Company's Current Report on Form 8-K, filed August 25, 2004 (SEC File No. 033-19980-D) and incorporated herein by reference.

10.2 Employement  Agreement effective as of August 19, 2004 by and between Scott
P. Mitchell, Cherish.com, Inc., a North Carolina corporation and WebCapades Acquisition Sub, Inc., was previously filed as an exhibit to CGI Holding Corporation's Current Report on Form 8-K, filed August 25, 2004 (SEC File No. 033-19980-D) and incorporated herein by reference.

10.2 Employement Agreement effective as of August 19, 2004 by and between Kristine E. Mitchell, Cherish.com, Inc., a North Carolina corporation and WebCapades Acquisition Sub, Inc., was previously filed as an exhibit to CGI Holding Corporation's Current Report on Form 8-K, filed August 25, 2004 (SEC File No. 033-19980-D) and incorporated herein by reference.

99.1 Settlement Agreement, dated as of August 31, 2004 by and among GMP, L.L.C., an Indiana limited liability corporation, Safe Environement Corp. of Indiana, John Giura, Gerard M. Jacobs and CGI Holding Corporation, a Nevada corporation(the "Company") was previously filed as an exhibit to the Company's Current Report on Form 8-K, filed September 7, 2004 (SEC File No. 033-19980-D) and is incorporated herein by reference.


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November, 2004.

                                CGI Holding Corporation
                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Treasurer, Secretary

Exhibit 31.1

        Certification of Chief Executive Officer Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002


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

4. The registrant's other certifying Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Reserved];

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation;

d) Disclosed in this Quarterly Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying Officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board of
Directors:

a) Any significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 8, 2004
/s/ Gerard M. Jacobs
-----------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary

Exhibit 31.2

        Certification of Chief Financial Officer Pursuant to Section 302
                       of the Sarbanes-Oxley Act of 2002


I, Jody C. Brown, certify that:

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

4. The registrant's other certifying Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Reserved];

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation;

d) Disclosed in this Quarterly Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying Officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of the registrant's Board of
Directors:

a) Any significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 8, 2004
/s/ Jody C. Brown
-----------------------------
Jody C. Brown
Chief Financial Officer

Exhibit 32.1

        Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

In connection with the Form 10-QSB of CGI Holding Corporation (the "Company") for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. paragraph 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge and belief, that:

1) the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification is made solely for purpose of 18 U.S.C. paragraph 1350 and not for any other purpose. A signed original of this written statement required by section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request

                           CGI Holding Corporation

                           November 8, 2004
                           By: /s/ Gerard M. Jacobs
                           ---------------------------------------------
                           Gerard M. Jacobs
                           President, Chief Executive Officer,
                           Treasurer, Secretary

                           CGI Holding Corporation

                           November 8, 2004
                           By: /s/ Jody C. Brown
                           ---------------------------------------------
                           Jody C. Brown
                           Chief Financial Officer