Form 10KSB
period 2004-12-31
CGI HOLDING CORP
filed 2005-03-31
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File 001-32442

CGI HOLDING CORPORATION
(Name of Small Business Issuer in its Charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0450450 (I.R.S. Employer Identification Number)

5 Revere Drive, Suite 510
Northbrook, Illinois 60062
(Address of Principal Executive Offices)

(847) 562-0177
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: Common Stock par value $0.001	Name of each exchange on which registered: American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Common Stock par value $0.001
(Title of class)

_________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenue for its most recent fiscal year: $21,473,565.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: Based on the average bid and ask price of $4.65 per share for the issuer’s common stock at March 29, 2005, the market value of the issuer’s common stock held by non-affiliates would be $131,385,294. A list and description of affiliates can be found in Item 9.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,322,828 shares of its $0.001 par value common stock as of March 29, 2005.

Documents incorporated by reference:
Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held in 2005 are incorporated into Part III, Items 9, 10, 11, 12 and 14.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

Item 1        Description of Business

Business

        We are a Nevada corporation headquartered in Northbrook, Illinois, a suburb of Chicago. Through our wholly-owned direct and indirect subsidiaries we provide world class technology solutions to businesses and individuals. Our subsidiary WebSourced, Inc. offers business focused solutions such as interactive marketing. For example, the KeywordRanking division of WebSourced offers search engine marketing services designed to help businesses increase revenues from their websites and from advertising on various internet portals. Our wholly-owned subsidiary, Cherish, Inc., offers a variety of online dating communities that help individuals search, connect and meet others with similar interests and goals.

        We were incorporated in the State of Nevada in October 1987. We have begun doing business under the name “Think Partnership Inc.” Additionally, at our next annual meeting of shareholders we will seek formal approval to change our legal name to Think Partnership Inc. Our principal executive offices are located at 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. Our telephone number is (847) 562-0177. The address of our website is www.cgiholding.com. Information on our website is not part of this annual report.

KeywordRanking

        WebSourced, through its KeywordRanking division (www.KeywordRanking.com) provides search engine marketing services to more than 1,300 clients, serving businesses of all sizes, and offers two distinct services:

•	Search Engine Optimization Solutions. Search engine optimization is a process that helps companies identify potential customers by targeting words used to search for products or services. Based on a keyword analysis, a client can adjust its website design code and content so that Internet search engines may place the client’s websites toward the top of the search engine results. This process is often referred to as search engine marketing (SEM) or search engine optimization (SEO). KeywordRanking generates revenues by consulting on website design, code and content and providing ongoing maintenance of search engine optimization campaigns. KeywordRanking clients typically sign contracts of between six and twenty-four months in duration. Under these contracts, KeywordRanking generates monthly fees ranging from $15,000 per year to several hundred thousand dollars per year.

•	Interactive Advertising. KeywordRanking also helps its clients purchase advertisements displayed on Internet search engines often referred to as “Pay Per Click” or “PPC” advertising. KeywordRanking generates revenues by analyzing PPC campaigns and consulting with clients on ways to select the most cost-effective placement of advertisements. KeywordRanking generates revenue by charging each client a percentage of the client’s monthly advertising spending. Fees range from $1,500 per month to tens of thousands of dollars per month.

Cherish

        Our Cherish subsidiary offers a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for – age, sex, hobbies, and location – and then make contact with that individual or individuals in a fun and safe online environment.

        Cherish’s namesake dating community is located at www.Cherish.com. To our knowledge, this online dating service is the first and only online dating community to offer completely free access to women. The website seeks to attract women by not charging for the service, thus encouraging men to pay a monthly membership fee in order to make contact with female members.

        Cherish currently serves more than 3.78 million registrants (users) and has almost 60,000 paid members across thirteen distinct online dating communities. Revenues are generated from a monthly membership fee — approximately $20 per month per community — which allows users to obtain complete access to the individual community. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services. www.eroticy.com and www.swappernet.com are two of such alternative lifestyle websites.

Summary of Industry

        The search engine optimization and online dating industry are characterized by distinct pricing models, target customer and product offerings:

        SEM Industry Overview. Because of the Internet’s increasing influence on consumers, many companies appear to be increasing the percentage of their advertising and brand budgets. For example, Deutsche Bank conducted an online survey of 100 senior marketers across a range of industries. Of these surveyed, 80% said they planned to increase their online advertising spending in 2005, with 27% indicating that their online advertising spend would increase between 11% and 20%; and 12% indicated an online advertising spend increase of more than 30%. According to Forrester Research Inc., search will increase U.S. digital marketing to $16 billion by 2008. Many companies surveyed said they plan to redirect advertising dollars from direct mail and trade promotions to digital marketing and websites, thus increasing Internet marketing budgets. Many of these companies said integrated marketing, through both physical and digital channels is critical for maximizing the impact of their marketing dollars. The majority of companies said they will increase spending on online advertising when research proves that digital marketing creates a sales impact, draws more attention than other media and has a branding impact. Thus, as companies allocate dollars to advertising and branding online, demand for services to implement these programs appears to be increasing.

        KeywordRanking operates in an industry commonly referred to as the “search engine marketing” (SEM) industry. SEM is designed to maximize marketing dollars by delivering specific product messages to targeted audiences. The SEM market is extremely fragmented. On the Internet, as opposed to TV, radio or print advertising, consumers generally decide which advertising or marketing they will view or access on their own terms. SEM is designed to reach consumers who are actively searching for specific products and services. Because the consumer is initiating the contact, marketing is done on their terms.

        The SEM market is small in comparison to other types of online or offline marketing industries. We believe the SEM industry is, however, one of the fastest growing forms of marketing and should become a larger percentage of company advertising and spending in the future. According to eMarketer and Jupiter Research:

•	SEM is likely to grow from a $923 million industry in 2002 to a $3.2 billion industry in 2005;

•	The SEM industry is likely to reach $5.5 billion by 2009;

•	SEM is likely to account for 34.5% of all online advertising spending in 2005.

        Search engine marketing solutions allow businesses to attract targeted customers who utilize search engines to research vendors, review products and purchase goods and services. According to the Direct Marketing Association, the average cost-per-lead for SEM is just $0.34 compared to more than $9.00 for direct mail. We believe this makes SEM extremely cost-effective. Placing ads in front of a motivated audience — search engine users are more likely to “buy” than someone receiving a direct mail piece — allows for a significantly higher return-on-investment for advertisers. According to Jupiter Research, the complexity and time associated with setting-up, researching, modifying and maintaining an SEM campaign is the reason that forty-eight percent (48%) of large companies choose to outsource their search engine marketing to companies such as WebSourced.

        Online Dating – Industry Overview. The online dating industry provides services to help people meet others with whom they might be romantically compatible through a wide variety of profiling, search, collaboration and communication features. In our view, a number of pervasive social trends have positioned the industry for continued growth, including an increase in divorce rates, demanding schedules, and dependence on the Internet as a communication tool. According to Jupiter Research, two out of every five singles have tried online dating as a means to meet other singles. In 2003, comScore Media Metrix reported that the average time spent on online personals sites per month by users rose one hundred fifty-five percent (155%), from forty-four (44) minutes in January 2003 to one hundred eleven (111) minutes in January 2004. According to the Online Publishers Association, online dating was the number one segment of content purchased online in 2004, growing forty-nine percent (49%) to $450 million. And according to Jupiter Research, the online dating industry will likely generate $642 million in revenues on an annual basis by 2007.

Sales & Marketing

        WebSourced employs a number of different cost-effective methods in its sales and marketing campaigns.

        KeywordRanking Sales Overview. KeywordRanking employs a staff of approximately forty (40) in-house direct sales professionals. Each sales person receives in-depth training regarding sales techniques, product and industry knowledge. Every sales professional is assigned different product or service categories (e.g. sports products, mortgages or computer products) allowing that sales person to focus his or her efforts on targeted markets while developing a unique insight into his or her prospective client’s industry.

        Sales directors are appointed based upon their experience and sales success. Each sales director provides support to the sales team, to ensure that each prospective client talks with an individual who has proven knowledge and skills to assist the prospective client in selecting the KeywordRanking service that will best suit that prospective client’s needs.

        We seek to motivate KeywordRanking’s sales force with a commission structure that rewards each new client signed up, fosters a team spirit and encourages additional new sales by offering a tiered salary scale. KeywordRanking employs an extensive team of account managers who are responsible for maintaining a high-level of existing customer satisfaction. KeywordRanking realizes the value in customer retention and encourages its account managers and sales professionals to work together closely to identify potential upgrade opportunities.

        KeywordRanking Marketing Overview. KeywordRanking utilizes a number of marketing channels to promote its services. Until 2003, KeywordRanking built its reputation on word-of-mouth marketing efforts. Since 2003, KeywordRanking has expanded its marketing mediums to include other channels designed to effectively build brand recognition without spending significant monies on advertising.

        WebSourced has implemented a public relations campaign that has resulted in significant exposure for KeywordRanking, including:

•	National interviews on CNBC and NPR;

•	Quotes in publications including The Washington Post, The Wall Street Journal Online, The Los Angeles Times, The Miami Herald and more than three dozen other publications; and

•	Awards and recognition – “Best Place to Work” awards, a “Best Online Marketing Web Log” award and recognition as the “largest search engine optimization firm.”

        While WebSourced has generated significant exposure from its public relations efforts, it has also taken advantage of several synergistic marketing and advertising opportunities:

•	"Premier Plus Sponsorship" of several of the prominent "Search Engine Strategies" conferences;

•	Targeted Internet banner advertisements on industry related websites;

•	Creation of an award winning web log (blog) called www.SearchEngineLowdown.com;

•	Launched own Search Engine Marketing conference - www.SEMLive.com; and

•	Speeches by KeywordRanking experts at more than a dozen conferences/seminars each year.

        We believe these efforts have resulted in KeywordRanking being recognized by Marketing Sherpa as the world’s largest search engine optimization company in terms of revenues and number of employees.

        Cherish Sales Overview. Cherish and its subsidiary employ a staff whose purpose is to foster activity on Cherish’s online dating websites and to provide persons with access to professional relationship and dating guidance, question and answer forums, online games and events, and interviews with our partners. We feel that these types of activities encourage persons to come, explore and stay online at our websites. The Cherish team continually strives to keep the online dating community interested and engaged by adding and enhancing products and services. We stress customer care and retention as our number one focus.

        Cherish Marketing Overview. Cherish markets its online dating services in a manner that we believe has effectively increased growth while maintaining ongoing profitability including:

•	Search Engine Optimization and Pay-Per-Click Advertising – Cherish has been able to leverage the expertise and knowledge of KeywordRanking to maximize Cherish’s online advertising techniques;

•	Affiliate Marketing – Cherish has built a network of over 6,000 affiliates to help market its online dating services. These affiliates are paid commissions on specific performance metrics that are achieved through their efforts to promote Cherish’s online dating services;

•	Paid Advertising – We employ a cost-effective methodology for purchasing and managing online advertising inventory through market testing and research; and

•	Strategic Partnerships – Cherish has been successful in developing strategic online and offline partnerships.

Services Overview

        KeywordRanking Services. KeywordRanking offers a variety of services designed to fit the budget needs of any size company. KeywordRanking does not focus on any one industry and does not have a “typical” client. Clients range in size from sole proprietors looking to target localized product offerings to Fortune 500 companies seeking a global marketing initiative.

        KeywordRanking's services include:

•	Comprehensive Search Engine Optimization (SEO) Service:

•	Provides entry-level search engine optimization services to smaller companies.

•	Fees generally start at $2,000 per month.

•	Professional SEO Service:

•	Search engine optimization services for companies of all sizes, looking for optimum exposure on the search engines.

•	Fees generally start at $6,000 per month.

•	ProMetrics SEO Service:

•	Flagship search engine optimization services for Fortune 500 clients and those businesses seeking aggressive or global marketing campaigns.

•	Fees generally start at $15,000 per month.

•	Pay-Per-Click Management Service:

•	Offers management of PPC campaigns to ensure distribution and effective return on investment of search engine advertisements.

•	Fees average ten percent (10%) of total advertising spending.

        KeywordRanking gained an average of thirty-seven (37) clients more per month than it lost over the course of 2004. Our most popular service is our Comprehensive SEO Service. Historically, as the growth of the search engine marketing industry has continued, the pricing of KeywordRanking’s services has also increased. We believe we have been able to raise our pricing each year due to the growth not only of the SEM industry, but also as our reputation for proven results has become more widely recognized. This increased pricing has allowed KeywordRanking to continually add substantial professional staff and computer equipment to keep pace with the growing size of the business. Today, KeywordRanking’s average new client generates $2,900 per month in new revenues.

        In March of 2004, KeywordRanking launched its Pay-Per-Click Management (PPCM) services. This new service offering allowed KeywordRanking to offer clients a complete search engine marketing campaign. KeywordRanking’s PPCM services have grown dramatically in terms of revenue since creation. KeywordRanking currently manages aggregate monthly client spending averaging $1.9 million per month.

        Cherish Service. Cherish offers online dating services dedicated to helping single persons meet, interact and date in a safe and user-friendly environment. Through innovative communication tools and features, members of these online dating services are able to build their circle of friends and increase their dating potential. The staff at Cherish manually reviews each profile and picture prior to posting on the various online dating sites. A key goal is making sure that the people using these dating sites are sincere and are genuinely interested in meeting new people. Dating site members have complete control over which members they choose to date, and search to match members with common interests.

Competition

        KeywordRanking and Cherish operate in two distinct competitive environments.

        KeywordRanking. Search Engine Marketing (SEM)/Search Engine Optimization (SEO) is designed to maximize marketing dollars by delivering specific product messages to targeted audiences. The SEM/SEO market is extremely fragmented. We believe this segment of the market will grow as clients seek online marketing solutions from their advertising firms. Participants in the market compete primarily in the areas of service and product performance.

        We believe that KeywordRanking is currently the largest search engine marketing company operating in the world. Although the industry has over one hundred twenty (120) SEM firms many of these firms have fewer than ten employees. By comparison, WebSourced employs one hundred forty-five (145) individuals.

        SEM is a fast growing industry with no real barriers to entry. Each month, new companies set themselves up as search engine marketing “experts” and existing web design firms add SEM services to their portfolio. In addition, traditional advertising agencies are realizing that SEM is a valuable service to offer their clients and are either adding these services to their mix or acquiring smaller SEM firms.

        In our view, the SEM industry faces the challenge of convincing marketing managers that search engine marketing is a proven medium that generates real results. The lack of any real barriers to entry into the industry allows SEM firms to operate without any specialized training or credentials. We believe that, in this situation, the legitimacy of the SEM industry will be driven by larger SEM companies that are able to show financial strength, proven results, industry recognition and a solid client list.

        We believe that KeywordRanking is well positioned to satisfy these standards. We believe KeywordRanking has the following competitive advantages:

•	rapid growth and profitability;

•	the highest market share that continues to grow;

•	an executive staff that understands the industry and client needs;

•	publicly held company - almost all competitors are privately owned;

•	the largest engineering and customer service groups of any company – we believe our engineering department alone is four times larger than our average competitor’s entire staff;

•	industry recognized experts who often speak at conferences held around the world;

•	a world class office where prospective clients can visit;

•	an impressive client list including Motorola, CitiFinancial, Black & Decker, NBC and Lowe's Home Improvement;

•	one of the first SEM companies to introduce a "Code of Ethics" demonstrating our commitment to excellence and compliance with the search engines' own standards; and

•	a money-back guarantee on entry-level services, allowing small business owners to utilize our services with reduced risk.

        With these competitive advantages, KeywordRanking expects to continue its growth despite widespread and growing numbers of competitors.

        Cherish. While there are dominant large brands in the online dating industry, we believe that new entrants can become formidable competitors by offering innovative products and marketing approaches. The most recent new approaches focus on psychological matching and social networking. We believe that these fresh new approaches have increased the size of the market.

        Cherish competes by offering innovative features and approaches. For example, by providing women with full lifetime membership on its namesake www.cherish.com website, Cherish employs a supply driven model recognizing that men represent most paying consumers of online dating services in the United States. Cherish also provides a world-class dating service with advanced search technologies, instant messaging, dating communities and dating related commentary and advice. Cherish intends to continue to further develop its services, elaborate on its approach and leverage KeywordRanking’s marketing expertise to further develop market share.

Recent Developments

        MarketSmart

        On January 14, 2005, we acquired MarketSmart Advertising, Inc., Rightstuff, Inc. d/b/a Bright Idea Studio, and Checkup Marketing, Inc. (collectively, the “MarketSmart Companies”), Raleigh, North Carolina. The MarketSmart Companies provide off-line advertising, public relations, marketing, branding and shopping evaluation services. We paid the shareholders of the MarketSmart Companies (the “MarketSmart Shareholders”) an aggregate of $3 million in cash and one million shares of our common stock. In addition, the MarketSmart Shareholders may receive an aggregate of up to $100,000 based on the pre-tax earnings of the MarketSmart Companies for the first four full calendar quarters following the closing. We also issued options to purchase an aggregate of 260,000 shares of our common stock to the MarketSmart Shareholders and the employees of the MarketSmart Companies.

        Merger of Cherish, Inc. into Webcapades

        On February 4, 2005, Cherish, Inc. merged into WebCapades, Inc. Concurrent with the merger, we changed the name of WebCapades, Inc. to Cherish, Inc.

        Personals Plus, Inc.

        On February 21, 2005, the company acquired Personals Plus, Inc. (“PPI”), Apollo Beach, Florida, in a merger with one of our subsidiaries. PPI owns and operates online dating and relationship websites including www.swappernet.com. In the merger we paid $2,262,500 in cash and issued 426,244 shares of our common stock valued at $5.30 per share. In addition, we issued options to purchase an aggregate of 60,000 shares of our common stock. Further, the sole shareholder of PPI may receive an aggregate earn-out payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing.

        Ozline

        On February 21, 2005, the company acquired Ozona Online Network, Inc. (“Ozline”), Clearwater, Florida. Ozline is in the business of providing online services including web design, custom web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access.

        KowaBunga!

        On March 11, 2005, the company acquired KowaBunga! Marketing, Inc. (“KowaBunga”), Westland, Michigan. KowaBunga is in the business of producing and selling software services related to the marketing of products and services of its customers over the Internet.

        Smart Interactive

        On March 20, 2005, the Company acquired the assets of Smart Interactive, L.L.C. (“Smart Interactive”), Manchester, United Kingdom, a search engine optimization consulting company.

        Other

        We have entered into a letter of intent to merge, through a wholly-owned subsidiary, with privately-held PrimaryAds Inc. (“PrimaryAds”). Located in North Plainfield, New Jersey, PrimaryAds is a leading provider of affiliate marketing services that connects website publishers with online advertisers. We intend to acquire all of the stock of PrimaryAds in exchange for $10 million in cash. The shareholders of PrimaryAds can also earn up to $3 million in additional cash and up to $13 million of our common stock, contingent upon the aggregate pre-tax income of PrimaryAds during the first twelve full calendar quarters following the closing of the merger achieving levels ranging from $6.5 million to $20 million. We also plan to issue to stockholders and employees of PrimaryAds options to purchase an undisclosed number of shares of our common stock. The closing of the proposed transaction is subject to the satisfaction of a number of conditions.

        On December 23, 2004, we entered into an agreement to acquire Meandaur, Inc. d/b/a Proceed Interactive. Meandaur is engaged in the business of search engine optimization and website marketing. Under the agreement we would acquire Meandaur through a merger in which we would issue up to 1,333,333 shares of our common stock. One-half of these shares would be subject to certain earn-out provisions and would be delivered over a four year period based on the acquired company’s performance. We would also issue options to purchase an aggregate of 350,000 shares of our common stock to certain shareholders and employees of Meandaur. The merger is subject to a number of conditions including our receipt of audited financial statements for the years ended December 31, 2003 and 2004 and for the six months ended June 30, 2005 for Meandaur which are satisfactory to us. The original agreement was amended to extend the date that either party can terminate the agreement if the merger is not completed on or before August 15, 2005.

        There can be no assurances that either of these transactions will close.

Employees

        As of the date of this annual report on Form 10-KSB, we collectively employ 253 persons. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

Item 2.        Description of Properties

        On August 30, 2004, we moved our headquarters to 100 N. Waukegan Road, Suite 100, Lake Bluff, Illinois 60044. We have signed a one-year office lease for 840 square feet of space at a base rent of $1,260 per month. Due to a fire that damaged the office building in Lake Bluff, in March 2005 we moved our headquarters to 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. We sublease this space pursuant to an oral month-to-month sublease.

        WebSourced leases 30,970 square feet of office space in Morrisville, North Carolina, under a ten-year lease expiring in 2014. The lease commenced March 25, 2004. WebSourced must begin paying rent in March, 2005 at the rate of $19,949.84 per month, plus a percentage of certain building operating expenses. The rent increases each year thereafter through the end of the lease by an average of approximately $665 per year over the course of the lease. WebSourced also remains obligated to pay rent on space in Morrisville, North Carolina, which it previously occupied, until the lease expires on January 31, 2006. The rent on that space is approximately $14,000 per month plus a percentage of certain building operating expenses. Cherish leases approximately 6,600 square feet in Clearwater, Florida. The base rent on 4,500 square feet of space is $7,520.92 per month and the lease expires on June 30, 2005. The base rent on the remaining 2,123 square feet of that space is $3,272.96 per month, and the lease expires December 31, 2006. We are also a primary obligor on these leases.

Item 3.        Legal Proceedings

        We are not a party to any pending legal proceedings except for those arising in the ordinary course of our business.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.        Market for Common Equity and Related Shareholder Matters

        Our common stock is listed on the American Stock Exchange under the symbol “THK”. Prior to March 3, 2005, our common stock was quoted on the National Association of Securities Dealers Electronic Bulletin Board(OTCBB) under the symbol “CGIH.OB”. On March 29, 2005, the day before we filed this report, the high and low sales prices for our common stock were $4.85 and $4.62 per share on the AMEX. Set forth below are the high and low bid prices for our common stock for each quarter during the last two years as quoted on the OTCBB.

Period Ended	High Bid	Low Bid
Quarter Ended December 31, 2004	6.25	2.75
Quarter Ended September 30, 2004	3.70	1.60
Quarter Ended June 30, 2004	4.55	2.30
Quarter Ended March 31, 2004	2.84	0.40

Quarter Ended December 31, 2003	0.59	0.20
Quarter Ended September 30, 2003	0.39	0.15
Quarter Ended June 30, 2003	0.25	0.10
Quarter Ended March 31, 2003	0.31	0.07

        All prices listed herein for the OTCBB market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The number of recorded holders of our common stock as of March 28, 2005 is approximately 255. Since inception, we have not paid any dividends on our common stock, and we do not anticipate that we will pay dividends in the foreseeable future.

        The following table presents certain information, as of December 31, 2004, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders
	0	0	0
Equity compensation plans not approved by stockholders
	10,154,572	$1.54	0

Total	10,154,572	$1.54	0

        As of March 30, 2005, the Company had a total of 11,865,189 options and warrants outstanding. As of March 30, 2005 the Company had 33,322,828 shares of its $.001 par value common stock outstanding.

Recent Sales of Unregistered Securities

        The following sets forth securities sold by us during the period covered by this report without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of the subject securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view toward distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

    1.        On January 20, 2004, we issued a warrant to purchase 40,000 shares of our common stock at a price of $0.50 per share, in conjunction with a borrowing by us.

    2.        On February 24, 2004, we issued 12,015 shares of common stock as part of a cashless exercise of an option.

    3.        On February 25, 2004, we issued a warrant to purchase 12,000 shares of our common stock at a price of $1.00 per share in conjunction with a borrowing by us.

    4.        On March 3, 2004, we issued options to purchase a total of 12,000 shares of our common stock at a price of $1.51 per share to employees.

    5.        On March 9, 2004, we completed an offering of 1,718,750 shares of our common stock to a group of accredited investors at a price of $1.60 per share, resulting in proceeds of $2.75 million to us. Seventeen investors participated in this offering.

    6.        On August 18, 2004 we issued an option to Xavier Hermosillo, a director, to purchase 20,000 shares of common stock at a price of $2.05 per share.

    7.        On August 19, 2004, we completed an offering of units at a price of $2.05 per unit, with each unit comprised of one share of our common stock and warrants to purchase an additional .25 shares of our common stock (exercisable at $2.05 per share), resulting in gross proceeds of $4,202,104 to us. Twenty-six investors participated in this offering.

    8.        On August 19, 2004, in a separate transaction, we also issued 130,000 shares to Momentum Capital, LLC or its designees pursuant to a services agreement between us and Momentum.

    9.        On August 19, 2004 as part of the acquisition of WebCapades, Inc. we granted Scott Mitchell options to purchase 150,000 shares of our common stock, 50,000 at a price of $2.10 per share and the remaining 100,000 at prices triggered by the market prices on the first and second anniversaries of the WebCapades acquisition.

    10.        On August 19, 2004, as part of the acquisition of WebCapades, Inc. we granted options to purchase an aggregate of 90,600 shares of our common to twenty-three individuals who were employees of WebCapades at a price of $2.10 per share.

    11.        Subject to Mr. Giura fulfilling his obligations under an agreement among GMP, LLC, Safe Environment Corporation of Indiana, John Giura and Gerard Jacobs, on August 31, 2004, we granted Mr. Giura a warrant, exercisable for three years, to purchase up to 150,000 shares of our common stock at a price of $3.50 per share and a warrant, exercisable for three years, to purchase up to 150,000 shares of our common stock at a price of $4.50 per share. Mr. Giura was a former officer and director of ours.

    12.        On December 6, 2004, we completed an offering of 4.3 million units at $3.50 per unit, with each unit comprised of one share of our common stock and one warrant to purchase 0.55 share of our common stock exercisable until the earlier of (i) November 30, 2007; and (ii) thirty calendar days after the date upon which the closing price of our common stock has been trading at $8.00 or more per share for twenty consecutive days, exercisable at a price of $4.12 per share, resulting in gross proceeds of $15,050,000. Thirty-five investors participated in this offering. In connection with this offering we paid finders fees in the amount of $285,000 and we issued warrants to purchase 81,429 shares of common stock to certain finders.

    13.        On December 6, 2004, in a separate transaction we paid Momentum Capital, LLC consulting fees in the amount of $280,000 and warrants to purchase 80,000 shares of our common stock on the same terms and conditions as the warrants described in the December 6, 2004 offering.

    14.        On December 6, 2004 in recognition of the efforts made with respect to the offering and proposed acquisitions we paid T. Benjamin Jennings $275,000 and issued him options to purchase 75,000 shares of common stock on the same terms and conditions as the warrants described in the December 6, 2004 offering.

Item 6.        Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” in this annual report or in any supplement we may file. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Overview

        We were incorporated in the State of Nevada in October 1987. From 1993 until 1997 we essentially had no operations. In 1997, we acquired two private companies that we subsequently divested. In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc. We sold all of the common stock of a subsidiary, Safe Environment Corporation effective August 31, 2002.

        On March 9, 2004, we completed a private placement of common stock. We sold a total of 1,718,750 shares of our common stock to a group of accredited investors at a price of $1.60 per share, resulting in gross proceeds of $2.75 million. No fees or warrants were paid or issued by us. We used the proceeds to repay indebtedness of $2,273,223, including indebtedness of WebSourced. The remaining funds raised were used for general working capital purposes. On August 19, 2004 we completed a private placement of 2,049,813 shares of our common stock at a price of $2.05 per share, to a group of accredited investors resulting in gross proceeds of $4,202,104. We also granted the purchasers warrants to purchase 512,457 shares of our common stock at an exercise price of $2.05 per share. On December 6, 2004, we completed an offering of 4.3 million units at $3.50 per unit, with each unit comprised of one share of common stock, par value $0.001 per share and one warrant to purchase 0.55 share of common stock resulting in gross proceeds of $15,050,000.

        Through a series of acquisitions completed in 2004 and 2005, we now operate our businesses through seven direct wholly owned subsidiaries: WebSourced, Inc., the three companies which make up the MarketSmart Companies, Cherish, Inc., Ozona Online Network, Inc. and KowaBunga! Marketing, Inc. We also operate through one indirect wholly owned subsidiary, Personals Plus, Inc. which is a direct, wholly owned subsidiary of Cherish, Inc.

        We have begun doing business under the name “Think Partnership Inc.” At our next annual meeting of shareholders we will seek approval to formally change our legal name to Think Partnership Inc.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

•	We recognize revenues in accordance with the following principles with respect to our different business services:

•	Search Engine Enhancement Services. We recognize revenues in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model revenue is recognized using the pattern in which obligations to the customer are fulfilled over the term of the contract.

•	Pay Per Click Management Fees. We recognize revenue on pay per click management services in the month the services are performed.

•	Online Dating Segment . We recognize income on monthly and multi-monthly subscription contracts on a straight line basis over the term of the contract.

•	We enter into contracts with customers, and give those customers two payment options. The customer can make one payment in advance of services, or installment over four, six, twelve or twenty-four month periods. We recognize revenue, however, in the periods that we perform the work related to the contract as follows:

•	If payment is received when a contract is signed, the Company records the receipt of the payment along with an offsetting liability recorded as deferred revenue for the entire amount of the contract. Each month, revenue is recognized as obligations to the customer are fulfilled by debiting deferred revenue and crediting revenue.

•	If a customer elects to pay in installments, the total amount of the contract is recorded as a debit to installment contracts receivable and a credit to deferred revenue. The Company then debits accounts receivable when we send an invoice and credits installment contracts receivable. Each month, revenue is recognized as obligations to the customer are fulfilled by debiting deferred revenue and crediting revenue. For financial statement purposes, installment contracts receivable is netted with deferred revenue for these contracts and the amount is listed under “unbilled revenue” on our balance sheet. The pattern in which costs are incurred approximates obligations being fulfilled. Therefore, revenue is recognized more quickly than the customer is billed and there will always be an unbilled revenue amount until the installment contract expires.

•	All assets are depreciated over their estimated useful life using the straight line method. Intangible assets are amortized over their estimated lives using the straight line method. Goodwill is tested for impairment annually per FAS 142.

•	We reserve for federal and state income taxes on items included in the Consolidated Statements of Operations regardless of the period when the taxes are payable. Deferred taxes are recognized for temporary differences between financial and income tax.

•	Additional consideration payable in connection with certain acquisitions, if earned, is accounted for using the following principles:

•	In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. We record the additional consideration issued or issuable in connection with the relevant acquisition when the contingency is satisfied.

•	In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted (i.e. not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price because the consideration is unrelated to continuing employment with us and is allocated to goodwill.

•	In accordance with EITF 95-8, the value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as an immediate charge to stock-based compensation expense at the time of vesting because the consideration is related to continuing employment with us or the acquired subsidiary.

•	We have granted incentive stock options to employees and non-qualified stock options have been granted to employees, non-employee members of the board of directors and other persons. We account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123. In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of our common stock on the date of grant, unless certain modifications are subsequently made. We record deferred compensation in connection with stock options granted with exercise prices less than the fair market value of our common stock on the date of grant. The amount of such deferred compensation per share is equal to the excess of such fair market value over the exercise price.

Liquidity and Capital Resources

        This section describes our balance sheet and liquidity and capital commitments. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents at December 31, 2004 and December 31, 2003 were approximately $17.2 million and $300,000, respectively. For the year ended December 31, 2004 we generated cash primarily from the sale of securities in private placements and from operations.

        Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. Our cash deposits exceeded FDIC-insured limits by approximately $16.5 million at various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

        The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years 2004 and 2003, respectively:

	2004	2003
Net cash provided by operating activities	$2,584,273	$217,583
Net cash provided by (used in) investing activities	$(678,446)	$(45,271)
Net cash provided by (used in) financing activities	$14,951,549	$61,487

Cash Flows From Operating Activities

        We received approximately $2.6 million in cash from operating activities during the fiscal year ended December 31, 2004, as compared to approximately $220,000 during the fiscal year ended December 31, 2003. This increase in cash received results from several factors:

•	Our net income increased from approximately $320,000 to approximately $3.0 million. This increase was due to a 230% increase in operating profits from our search engine optimization segment from the prior year and additional operating profit of approximately $500,000 as a result of entering the online dating segment;
•	Other sources of cash from operating activities included deferred income taxes of approximately $1.1 million. Deferred income taxes are the result of timing differences between book and tax depreciation and book and tax amortization of goodwill, allowance for doubtful accounts and net operating loss carry-forwards; and
•	These sources of cash were offset by an increase of approximately $1.0 million in accounts receivable net of provision for doubtful accounts, approximately $500,000 in unbilled revenue and approximately $540,000 in prepaid expenses and other assets. Another source of cash was an increase in our accrued liabilities by approximately $1.2 million.

Cash Flows From Investing Activities

        We used cash in investing activities during 2004 and 2003. During the fiscal year ended December 31, 2004 we used approximately $1.2 million to acquire fixed assets offset by approximately $500,000 of cash received in an acquisition. The fixed assets we acquired were related to the relocation and expansion of WebSourced in 2004.

        We expect to continue our growth in 2005 by expanding our current operations and through acquisitions. We expect that we will incur future capital expenditures relating to this growth. If usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

Cash Flows From Financing Activities

        We generated approximately $14.9 million in cash from financing activities during the fiscal year ended December 31, 2004, as compared to approximately $61,000 during fiscal year ended 2003. The primary source of cash generated from financing activities in 2004 was proceeds, totaling approximately $17.1 million, from sale of common stock. These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $2.3 million. During the same period in 2003, we generated approximately $285,000 in proceeds from sale of common stock and a loan made to us. These sources were offset by cash used to repay debt of approximately $200,000.

        We expect to continue our growth in 2005 by expanding our current operations and through acquisitions. We expect to fund this growth through cash from operations and by raising additional capital by issuing equity. We may also need to incur indebtedness to help fund our growth.

Balance Sheet

        Our total assets as of December 31, 2004 were approximately $34.0 million compared to approximately $4.2 million as of December 31, 2003. This increase was attributable to many factors. As mentioned earlier, our cash and cash equivalents accounts increased by nearly $17 million as a result of the issuance of common stock and the increase in our income generated from operations. We have acquired approximately $1.1 million in intangible assets and allocated approximately $7.7 million to goodwill during 2004 relating to certain acquisitions. Our accounts receivable and unbilled revenue have increased by approximately $3.1 million in 2004. One other factor contributing to the increase in our total assets is the purchase of additional equipment associated with WebSourced's relocation and growth in March 2004.

        Total debt at December 31, 2004 was approximately $1.0 million compared to approximately $2.0 million at December 31, 2003. We repaid all existing debt during the first quarter of 2004 using a portion of the proceeds from the sale of our common stock. During the third quarter, we signed notes payable totaling $1.2 million as part of our acquisition of Webcapades, Inc. on August 19, 2004. These notes are being repaid over twenty-four months. The accounts payable doubled during 2004 as a result of the Company's internal growth and acquisitions. The Company's accrued payroll increased substantially as we increased from around forty to one hundred fifty employees in 2004.

        The following table presents the principal amount of our debt maturing each year, including annual amortization of principal, through December 31, 2009 and thereafter, which amounts relate solely to the remaining amounts due under the notes issued as part of our acquisition of Webcapades:

2005	$571,773
2006	$394,066
2007	0
2008	0
2009	0
Thereafter	0

Total	$965,839

        As of December 31, 2003, we owed Statewide Insurance Company $971,967. We have repaid this debt in full (at a $200,000 discount). As of December 31, 2003, our assets included approximately $268,870 of notes receivable from GMP, LLC, the entity which purchased our Safe Environment Corporation of Indiana subsidiary and our interest in Acadian Builders, LLC effective August 31, 2002. GMP, LLC is an affiliate of John Giura, our vice chairman at the time. GMP, LLC was in default on those notes at December 31, 2003. We had also incurred some expenses on behalf of GMP, L.L.C., which we added to the balance of the note, resulting in a total balance due as of December 31, 2004 of $280,175. Pursuant to certain agreements including an agreement with John Giura effective August 31, 2004, we now expect to recover $300,000 from an escrow fund established in regard to an ongoing construction project in St. Ann, Missouri.

        In 2004, our WebSourced, Inc. subsidiary entered into contracts in which it performs Pay Per Click (PPC) Management services. Prior to the month of service, the clients are invoiced for their respective estimated PPC spend for the month plus a nominal management fee. The amount of funds that are designated for PPC spend are placed into non-interest bearing escrow accounts allocated to each client for use in paying their respective PPC spend for the month. These funds are listed as Restricted Cash on the balance sheet with the offsetting Client Prepaid Media Buys in the liability section. Our Cherish subsidiary also has a small amount of restricted cash in an interest bearing escrow account controlled by Cherish’s credit card processor. This amounted to $99,208 at December 31, 2004.

Results of Operations

Fiscal Year Ended December 31, 2004

        Sales for the fiscal year ended December 31, 2004 tripled to approximately $21.5 million from the prior fiscal year. Sales from our search engine enhancement segment increased from approximately $7.1 million to approximately $19.1 million during this period. This increase was due to the addition of new customers resulting from an almost three-fold increase in our sales force. Further, our average revenue per customer increased by approximately 50%. Additionally, during 2004, we entered into the online dating segment. Sales from this segment were approximately $2.4 million during 2004. We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

        The gross profits for the fiscal year ended December 31, 2004 were approximately $17.4 million (81%). In contrast the gross profits for the equivalent period in 2003 were approximately $6.2 million (86%). The decrease in our gross profit as a percentage of revenues was due to the increase in our operations, engineering and production department from twenty to seventy-five employees to better serve our client base.

        General and administrative expenses were approximately $12.6 million (58% of sales) for the fiscal year ended December 31, 2004. For the fiscal year ended December 31, 2003, the expenses totaled approximately $5.3 million (74% of sales). The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs. We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

        Our net income for the fiscal year ended December 31, 2004 was approximately $3.0 million compared to approximately $320,000 for the fiscal year ended December 31, 2003. Basic earnings per common share for the fiscal year ended December 31, 2004 were $0.12 versus $0.02 for the fiscal year ended December 31, 2003. Fully diluted earnings per share for the fiscal ended December 31, 2004 was $0.10 versus $0.01 for the year ended December 31, 2003. The increase in our earnings per share was due to an increase in the net income from our search engine enhancement segment as well as the net income generated from entering the online dating segment. This was partially offset by an increase in the number of shares outstanding as a result of shares, options and warrants issued as part of acquisitions and shares issued pursuant to private placements.

Fiscal year ended December 31, 2003

         Our sales for the fiscal year ended December 31, 2003 were approximately $7.0 million, compared to sales of approximately $4.0 million in the fiscal year ended December 31, 2002, an increase of approximately $3.0 million or 75%. This increase is attributable to an increasing awareness of search optimization, increases in marketing staff and a change in our pricing model from upfront lump sum fees to larger fees spread over time. Our cost of sales and selling, general and administrative were $6,211,640 in 2003 compared to $4,006,464 for the year 2002. During 2003 we restructured the sales force commission rates to help lower our cost percentages and conversely added additional support personnel as we continued to grow. Our 2003 expense numbers also include compensation paid to our chief executive officer who was not compensated in 2002.

        Our net income for the year ended December 31, 2003 from continuing operations was $1,062,402, or $.06 per share in 2003 compared to ($2,068,406) or ($0.0l3) per share for the year ended December 31, 2002.

Segment Analysis

        Our operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. We have two operating segments at the end of 2004, search engine marketing (KeywordRanking) and online dating (Cherish). We evaluate the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

        Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The “other” category consists of assets that we own that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$19,075,992	88.83	7,095,101	100.00

Online Dating	2,397,573	11.17	0	0.00

Other	0	0.00	0	0.00

Total	$21,473,565	100.00	7,095,101	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS
	2004	2003
Search engine enhancement	$4,575,060	$1,379,217

Online Dating	528,087	0

Other	(376,948)	(591,981)

Total	$4,726,199	$787,236

TOTAL ASSETS BY INDUSTRY SEGMENT
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$8,835,680	25.89	2,006,530	47.56

Online Dating	10,489,936	30.73	0	0.00

Other	14,807,676	43.38	2,212,785	52.44

Total	$34,133,292	100.00	4,219,315	100.00

        The Company’s other assets consist primarily of cash of $14.5 million, of which all is unrestricted, and notes receivable of $280,000.

Risk Factors

        Our limited operating history and relatively new business model in emerging and rapidly evolving markets make it difficult to evaluate our future prospects. We have only a limited operating history, have lost money during two of the last four years ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $863,000. There is no assurance we will generate net income in future periods. Failure to generate net income could have a material adverse effect on the trading price of our common stock.

        We may not be able to identify, negotiate, finance or close acquisitions. A significant component of our growth strategy focuses on acquiring additional companies or assets, including businesses or assets in new or additional lines of business. We may not, however, be able to identify or acquire companies or assets on acceptable terms if at all. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

        The terms and conditions of any acquisition could require us to take actions that would not require your approval. In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. We may take any of these actions without seeking your approval even if these actions dilute your economic or voting interest as a shareholder.

        We may be unable to successfully integrate acquired businesses. Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate these companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. Failure to successfully integrate acquired businesses could have a material adverse effect on our business, results of operations and financial condition and the trading price of our common stock.

        We cannot assure you that we will effectively manage our growth. We have experienced rapid growth and demand in our businesses. The continued growth and expansion of our businesses, including new service offerings and new geographic markets, requires significant management time as well as, operational and financial resources. There is no assurance that we will be able to continue managing our growth or that we will have the operational or financial resources necessary to manage our growth. Failure to do so could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We depend on the availability of skilled labor, which is difficult to attract and retain. The success of our growth strategy depends to a significant degree upon our ability to attract, train and retain skilled operational, technical, financial, management, sales and marketing personnel. Competition for skilled personnel is intense. We may not be successful in attracting and retaining the necessary personnel. Failure to attract, train, and retain skilled personnel could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our future growth heavily depends on our key personnel, the loss of whom would materially adversely affect our business. Our ability to grow depends on our ability to retain certain key personnel, including Gerard M. Jacobs, our president and chief executive officer, and S. Patrick Martin, the president and chief executive officer of WebSourced. We do not have an employment agreement with Mr. Jacobs. Further, if we lost one or more of these key persons, we could be required to spend significant time, attention and money in finding replacements. There is no assurance we would be able to find similarly qualified replacements which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We lack long-term contracts with clients. Few if any of our clients retain us under contracts longer than twelve months. As a result, our revenues may be difficult to predict and may vary significantly. Because we sometimes incur costs based on expectations of future revenues, our failure to predict future revenues accurately could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our brands are not well known. We have not been able to develop widespread awareness of our brands. Moreover, our brands may be closely associated with the success or failure of some of our Internet clients, some of whom are pursuing unproven business models in competitive markets. Lack of brand awareness or the failure or difficulty of one of our clients may damage our reputation, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our business depends in part on the growth and maintenance of the Internet and telecommunications infrastructure. The success of our business depends in part on the continued growth and maintenance of the Internet and telecommunications infrastructure. This includes maintaining a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. We have no control over the providers of access services to the Internet. Regional and national telecommunications outages have caused our online dating business to experience service interruptions during which our users could not access our subscription-based services. Interruptions, delays or capacity problems with any points of access between the Internet and our websites could adversely affect our ability to provide services to users of our websites. The temporary or permanent loss of all or a portion of our services on the Internet, the Internet infrastructure generally, or our users’ ability to access the Internet, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        The telecommunications industry is a regulated industry. Amendments to current regulations could disrupt or adversely affect the profitability of our business. In addition, if any of our current agreements with telecommunications providers are terminated, we may not be able to replace the terminated agreement on favorable terms and conditions, if at all. There can be no assurance that we will be able to renew any of our current agreements when they expire or expand our agreements on favorable terms, if at all, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Growth of our business depends upon increased adoption of the Internet and the use of search engines as a means for commerce. The growth of our business depends heavily on the continued use and acceptance of the Internet and of search engines as a means for commerce. If commercial use of the Internet and search engines does not continue to grow, or grows more slowly than expected, our business and prospects would be seriously harmed. Individuals and businesses may reject the Internet or search engines as a viable commercial medium or marketing tool. Failure of the Internet and search engines to grow as a means of commerce would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We compete with many companies, some of whom are more established and better capitalized than us. We compete with a variety of companies on a worldwide basis. Some of these companies are larger and better capitalized than us. There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors. Further, our online dating business competes with traditional dating and personals services, as well as with newspapers, magazines and other traditional media companies that provide dating and personals services. In addition, our competitors may develop services that are superior to, or have greater market acceptance than our services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than us. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger registrant and membership bases. In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining registrants and converting registrants into members and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Internet properties. Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Search Engine Optimization may become more difficult or less desirable over time. Search engines generally seek to rank websites based upon their degree of relevancy to the key words in question. The search engines are frequently changing their algorithms and criteria in order to try to prevent their rankings from being manipulated creating a risk that over time the search engines may succeed in limiting the efficacy of our services either through continued refinement of their ranking system or in some other way hindering search engine optimization efforts. The search engine optimization industry is relatively new with limited technological barriers to entry. Increased competition over time may reduce the overall efficiency of our efforts as other competitors produce similar results for their clients. Search engines are increasing the number of “pay per click” listings in their search results, generally lessening the desirability of our SEO services. Although we perform “pay per click” campaign management, there is no assurance that the revenues from “pay per click” campaign management will offset any decline in demand for our SEO services. All of these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Increasing government regulations or taxation could adversely affect our business. We are affected not only by regulations applicable to businesses generally, but also by federal, state, local and foreign laws, rules, regulations and taxes directly applicable to electronic communications, telecommunications and the Internet. Laws and regulations related to the Internet are becoming more prevalent, and new laws and regulations are under consideration in various jurisdictions. Many areas of law affecting the Internet remain unsettled, and it may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet. New, or amendments to existing, laws and regulations, including laws and regulations that govern, restrict, tax or affect things such as user privacy, the pricing and taxation of goods and services offered over the Internet, the content of websites, access to websites, linking of websites, outgoing email solicitations, consumer protection and the characteristics and quality of products and services offered over the Internet could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        The ability of our online dating business to produce cash flow and operating profits depends on a number of factors that are difficult to predict. The ability of our online dating business to produce increasing levels of profits, if at all, depends on several factors such as: the level of acceptance of online dating services and our ability to, among other things, (i) create and increase brand awareness and attract and retain a large number of members and subscribers, including converting members into paying subscribers; (ii) maintain current, and develop new, relationships with portals, search engines, ISPs and other Internet properties and entities capable of attracting individuals who might subscribe to our fee-generating services; (iii) implement expansion plans or integrate newly acquired companies, including controlling the costs associated with expansion or acquisitions; (iv) control general infrastructure costs including the amount and timing of operating and capital expenditures; (v) introduce new websites, features and functionality on a timely basis; (vi) achieve economies of scale across our various websites; (vii) protect our data from loss or electronic or magnetic corruption; (viii) provide failure and disaster recovery programs; (ix) upgrade our technologies and protect our sites from technology failures; and (x) anticipate and adapt to changing Internet business strategies. Failure to accurately predict or respond to these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We need to attract and retain a large number of paying members on an ongoing basis. Our online dating business must attract and retain a large number of paying members. To do so, we must continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services. There is no assurance we will have the resources, financial or otherwise, required to enhance or develop services. Further, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and may fail to attract new registrants. Failure to enhance or develop services or to respond to the needs of our members in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our member acquisition costs may increase significantly. The member acquisition costs of our online dating business depend in part upon our ability to purchase advertising at a reasonable cost. Advertising costs vary over time, depending upon a number of factors, some of which are beyond our control. Historically, Cherish has used online advertising as the primary means of marketing its services. In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust. We may not be able to pass these costs on in the form of higher user fees. Continuing increases in advertising costs could thus have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our online dating business must keep pace with rapid technological change to remain competitive; our services are not well-suited to many alternate Internet access devices. Our online dating business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands. We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services. Introducing new technology into our systems involves numerous technical challenges, requires substantial amounts of capital and personnel resources, and often takes many months to complete. We may not successfully integrate new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites. Technology, once integrated, may not function as expected. In addition, the number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years. The lower resolution, functionality and memory currently associated with mobile devices makes the use of our online dating services through mobile devices more difficult and generally impairs the member experience relative to access via desktop and laptop computers. Failure to attract and retain a substantial number of mobile device users to our online dating services, or failure to develop services that are more compatible with mobile communications devices, or failure to generally keep pace with the rapid technological change could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our online dating services may be interrupted due to problems with our server, our network hardware and software, or our inability to obtain network capacity. The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Internet users, advertisers, members and e-commerce partners to our websites and to convert members to subscribers. We have experienced occasional system interruptions as a result of unexpected increases in usage. We cannot assure you we will not incur similar or more serious interruptions in the future. An unexpected or substantial increase in the use of our websites could strain the capacity of our systems, which could lead to a slower response time or system failures. Any slowdowns or system failures could adversely affect the speed and responsiveness of our websites and would diminish the experience for our members and visitors. Further, if usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. Any system failure that causes an interruption in service or a decrease in the responsiveness of our websites could reduce traffic on our websites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock. Furthermore, we rely on many different hardware and software systems. Failure of these systems or inability to rapidly expand our transaction-processing systems and network infrastructure in response to a significant unexpected increase in usage could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        The failure to establish and maintain affiliate agreements and relationships could limit the growth of our online dating business. We have entered into, and expect to continue to enter into, arrangements with affiliates to increase our member base, increase traffic to our websites and enhance our brands. If any of the current agreements are terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement. We cannot assure you that we will be able to renew any of our current agreements when they expire on acceptable terms, if at all. We also do not know whether we will be successful in entering into additional agreements or that any relationships, if entered into, will be on terms favorable to us. Failure to establish and maintain affiliate agreements and relationships could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our online dating business relies on a number of third-party providers, and their failure to perform or termination of our relationships with them could harm our business. We rely on third parties to provide important services and technologies to our online dating business, including third parties that manage and monitor our onsite data center, Internet services providers and credit card processors. In addition, we license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our online dating business may incur liability for information retrieved from or transmitted through its websites or websites linked to it. Because our online dating business publishes or makes various information available on its websites or though linked websites, we may be sued for, or incur liability related to, defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or other legal claims. Our online dating business also offers email services subjecting us to liabilities or claims relating to unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Our insurance does not specifically provide coverage for liability or expenses for these types of claims or losses. Liability or expense relating to these types of claims could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Our online dating business could be significantly impacted by the occurrence of natural disasters such as hurricanes and other catastrophic events. The data center for our online dating business is located in Clearwater, Florida and is therefore susceptible to damage from hurricanes or other tropical storms. We do not have adequate back-up. We may not be able to prevent outages and downtime caused by these storms or other events out of our control, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We must continually seek new members to maintain or increase our current level of revenue. Internet users, in general, and users of online personal services specifically, freely navigate and switch among a large number of websites. We cannot assure you that we will be able to add more members than we lose each month. Failure to increase our membership on a cost-effective basis could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        The display of adult content on our websites could be restricted by regulation. We display adult content on some of our websites, including but not limited to www.eroticy.com and www.swappernet.com. The display of adult content is subject to significant regulation. Changes or increases in these regulations could restrict our ability to provide adult content in various jurisdictions. Any increase in these regulations or restrictions on the content that may be provided on our website could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We face certain risks related to the physical and emotional safety of the users of our online dating websites, some of which encourage the exploration of alternative lifestyles. We cannot control the offline behavior of users of our websites. There is a possibility that one or more of the users of our websites could be physically or emotionally harmed following interaction with another user of our websites. We do not and cannot screen the users of our websites, and cannot ensure personal safety on a meeting arranged following contact initiated via our websites. If an unfortunate incident were to occur in a meeting of people following contact initiated on one of our websites or a website of one of our competitors, any resulting negative publicity could materially and adversely affect the online dating industry in general and our business in particular and could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock. In addition, the affected users of our websites might initiate legal action against us, which could cause us to incur significant expense, regardless of whether liability is imposed on us which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We may incur liability if we fail to adequately protect personal information. Our online dating business handles personally identifiable information pertaining to our members and visitors residing in the United States as well as foreign countries. Many jurisdictions have adopted privacy, security, and data protection laws and regulations intended to prevent improper use and disclosure of personally identifiable information. In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for failure to comply. These laws, which are subject to change and may be inconsistent, may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Security breaches and inappropriate Internet use could damage our business. Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce in particular. Failure to successfully prevent security breaches could significantly harm our business and expose us to lawsuits. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations, or damage our brand and reputation. Breach of our security measures could result in the disclosure of personally identifiable information and could expose us to legal liability. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage. We have experienced security breaches and attempts at “hacking.” We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which might adversely affect our online dating business. All of these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        Computer viruses could damage our business. Computer viruses, worms and similar programs may cause our systems to incur delays or other service interruptions and could damage our reputation and ability to provide our services and expose us to legal liability, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We are exposed to risks associated with credit card fraud and credit payment. Many of our customers use credit cards to pay for our services. We have suffered losses, and may continue to suffer losses, as a result of membership orders placed with fraudulent credit card data, even though the associated financial institution approved payment. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when the merchant does not obtain a cardholder’s signature. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        We may be unable to protect our intellectual property. We cannot guaranty that we can safeguard or deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If former employees or third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information or intellectual property, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

        A significant portion of our stock is owned or controlled by insiders. Our officers and directors, or entities controlled by these individuals or well known to them, own or control a significant portion of our common stock. Accordingly, these persons have substantial influence over our policies and management. We may take actions supported by these individuals that may not be viewed by some stockholders to be in our best interest.

        We have not paid dividends since our inception and do not expect to do so in the foreseeable future. We have never paid dividends on our common stock and have no plans to do so for the foreseeable future. We presently anticipate that all earnings, if any, will be retained to develop our business and acquire additional companies and assets.

        Certain provisions of Nevada corporate law may limit or discourage actions in your best interest. Certain provisions of Nevada corporate law limit the circumstances under which a person or entity may acquire a controlling interest in the stock of a Nevada corporation or cause a merger, consolidation or other “combination” to occur involving a Nevada corporation. These laws may discourage companies or persons interested in acquiring a significant interest in or control of us, or delay or make an acquisition or transaction more difficult or expensive to consummate, regardless of whether the acquisition or transaction is in the best interest of our stockholders all of which may limit or prevent you from receiving a “control premium” for your common stock.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CGI Holding Corporation

We have audited the accompanying consolidated balance sheet of CGI Holding Corporation as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CGI Holding Corporation as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 26, 2004, prior to restatement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CGI Holding Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in the consolidated financial statements that were applied to restate the 2003 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in the Change in Financial Statement Presentation footnote, the Company changed the presentation of its balance sheet to offset the amount of the installment contracts receivable with the deferred revenue associated with the contracts to provide a net unbilled revenue amount. This change resulted in the reclassification of the Company’s 2003 balance sheet but did not affect the Company’s earnings or net worth.

/s/ Blackman Kallick Bartelstein

Blackman Kallick Bartelstein
Chicago, Illinois

March 26, 2005

CGI HOLDING CORPORATION, INC CONSOLIDATED BALANCE SHEET DECEMBER 31, 2004 AND 2003
	DECEMBER 31,
	2004	2003
Assets
Current Assets
Cash and Cash Equivalents	$17,160,520	$303,144
Restricted Cash	427,153	0
Accounts Receivable	1,975,356	432,794
Unbilled Revenue	2,659,303	1,136,557
Allowance for Doubtful Accounts	(220,710)	(116,185)
Notes Receivable - Related Party	280,175	268,870
Other Notes Receivable	0	100,000
Deferred Tax Asset	147,840	340,000
Prepaid Expenses and Other Current Assets	626,805	81,134

Total Current Assets	$23,056,442	$2,546,314
Property and Equipment, net	1,307,398	80,890

Other Assets
Deferred Tax Asset	$700,626	$1,494,611
Goodwill	7,717,068	0
Intangible Assets	1,100,626	0
Other Assets	251,132	97,500

Total Other Assets	$9,769,452	$1,592,111

Total Assets	$34,133,292	$4,219,315

Liabilities and Shareholders' Equity
Current Liabilities
Current Portion of Long-Term Debt	$571,773	$605,079
Notes Payable - Related Party	0	710,000
Accounts Payable	706,467	303,918
Accrued Income Taxes	547,104	67,894
Deferred Revenue	933,370	350,570
Client Prepaid Media Buys	554,562	0
Accrued Payroll	363,678	123,002
Other Current Liabilities	192,867	25,861

Total Current Liabilities	$3,869,821	$2,186,144
Long-Term Liabilities	974,297	697,064

Shareholders' Equity
Preferred Stock, $.001 par value:
Authorized Shares - 5,000,000 - none issued or outstanding	$0	$0
Common Stock, $.001 par value:
Authorized Shares - 100,000,000
Issued Shares - 33,984,023 in 2004 and 23,389,458 in 2003
Outstanding Shares - 31,484,023 in 2004 and 20,889,458 in 2003	33,984	23,389
Additional Paid in Capital	30,658,266	5,655,760
Accumulated Deficit	(863,076)	(3,803,042)
Treasury Stock	(540,000)	(540,000)

Total Shareholders' Equity	$29,289,174	$1,336,107

Total Liabilities and Shareholders' Equity	$34,133,292	$4,219,315

CGI HOLDING CORPORATION, INC CONSOLIDATED STATEMENT OF OPERATIONS YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003
Net Revenue	$21,473,565	$7,095,101
Cost of Revenue	4,057,843	934,812

Gross Profit	$17,415,722	$6,160,289
Operating Expenses
Selling, General and Administrative	12,583,457	5,276,828
Amortization of Purchased Intangibles	108,489	0

Income from Operations	$4,723,776	$883,461
Other Income(Expenses)
Interest Income	22,164	6,254
Interest Expense	(44,603)	(94,354)
Other Income(Expense)	24,862	(8,125)

Income before Income Taxes	$4,726,199	$787,236
Provision for Income Taxes	1,786,233	(275,166)

Income before Extraordinary Item	$2,939,966	$1,062,402
Extraordinary Item(net of applicable taxes)	0	(742,835)

Net Income	$2,939,966	$319,567

Net Income Per Share Before Extraordinary Item
Basic	$0.12	$0.06
Fully Diluted	$0.10	$0.05
Per Share Extraordinary Item
Basic	$0.00	($ 0.04)
Fully Diluted	$0.00	($ 0.03)
Net Income Per Share
Basic	$0.12	$0.02
Fully Diluted	$0.10	$0.01
Weighted Average Shares(Basic)	24,332,967	18,684,269
Weighted Average Shares(Fully Diluted)	30,264,304	22,559,971

	CGI HOLDING CORPORATION, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	Common Stock		Additional	Accumulated	Treasury	Total
	Shares	Amount	Paid In Capital	Deficit	Stock	Shareholders' Equity
Balance December 31, 2002	16,612,557	$19,112	$5,239,268	($4,122,609)	($540,000)	$595,871
Exercise of Stock Options, Net	1,076,901	1,077	99,692
Stock Based Compensation	3,200,000	3,200	316,800
Net Profit 2003				319,567

Balance at December 31, 2003	20,889,458	$23,389	$5,655,760	($3,803,042)	($540,000)	$1,336,107
Exercise of Stock Options, Net	366,240	366	61,923
Sale of Common Stock, Net	8,223,563	8,224	20,665,676
Purchase Transactions, Net	2,004,762	2,005	4,274,907
Net Income 2004				2,939,966

Balance at December 31, 2004	31,484,023	$33,984	$30,658,266	($863,076)	($540,000)	$29,289,174

CGI HOLDING CORPORATION, INC. CONSOLIDATED STATEMENT OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003
Operating Activities
Net Profit	$2,939,966	$319,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	297,961	26,470
Provision for Doubtful Accounts	2,501,845	26,319
Stock Based Compensation Expense	0	320,000
Insurance Settlement	0	1,125,508
Deferred Taxes	1,115,669	(725,733)
Interest Earned on Deposit	(374)	0
Loss on Deposit	100,000	0
Change in operating assets and liabilities:
Restricted Cash	(327,945)	0
Accounts Receivable	(3,885,883)	(397,635)
Unbilled Revenue	(1,522,746)	(1,066,237)
Prepaid Expenses and Other Assets	(378,052)	178,394
Accounts Payable	237,592	123,868
Deferred Revenue	31,130	94,591
Other Accrued Liabilities	1,475,110	192,871

Net cash provided by operating activities	$2,584,273	$217,983

Investing Activities
Purchases of property and equipment	($1,203,136)	($3,285)
Proceeds from Notes Receivable	0	58,014
Cash Received in Acquisitions	535,995	0
Notes Receivable	(11,305)	(100,000)

Net cash provided by (used in) investing activities	($ 678,446)	($ 45,271)

Financing Activities
Principal Payments Made	($2,337,717)	($198,797)
Change in Line of Credit	0	(25,485)
Proceeds from Notes Payable	140,000	185,000
Net proceeds from issuance of common stock	17,149,266	100,769

Net cash provided by financing activities	$14,951,549	$61,487

Net Cash Change	$16,857,376	$234,199
Cash Balance, January 1	303,144	68,945

Cash Balance, December 31	$17,160,520	$303,144

Supplemental Information
Interest Paid	$44,603	$94,354
Income Taxes Paid	$174,827	$0

Non Cash Investing and Financing Activities

On June 4, 2004, the Company entered into an asset purchase agreement in which it issued 100,000 shares of the Company’s common stock valued at $262,500.

On August 19, 2004 the Company purchased the stock of WebCapades, Inc. The purchase was financed by the sale of 2,178,813 shares common stock for $3,935,604 in a private placement to provide for the $3,500,000 cash portion of the transaction, the issuance of 1,904,762 shares of common stock valued at $4,000,000, the issuance of 150,000 stock options valued at $14,412 and notes payable of $1,151,413. The Company received net tangible assets of $11,723 and intangible assets totaling $8,697,474.

On August 30, 2004 the Company issued 25,000 shares of restricted common stock valued at $43,550 for a six month contract with CEOcast, Inc.

CGI HOLDING CORPORATION, INC. FOOTNOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004 AND 2003

Nature of Business and Summary of Significant Accounting Policies

The Company

        The Company is a Nevada corporation headquartered in Northbrook, Illinois, a suburb of Chicago. Through its wholly-owned direct and indirect subsidiaries the Company provides world class technology solutions to businesses and individuals. The Company’s subsidiary, WebSourced, Inc., offers business focused solutions such as interactive marketing. For example, the KeywordRanking division of WebSourced offers search engine marketing services designed to help businesses increase revenues from their websites and from advertising on various internet portals. The Company’s wholly-owned subsidiary, Cherish, Inc., offers a variety of online dating communities that help individuals search, connect and meet others with similar interests and goals.

        The Company was incorporated in the State of Nevada in October 1987. In early 2005, the Company began doing business under the name “Think Partnership Inc.” Additionally, at its next annual meeting of shareholders the Company will seek formal approval to change its legal name to Think Partnership Inc. Its principal executive offices are located at 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. The Company’s telephone number is (847) 562-0177. The address of its website is www.cgiholding.com. Information on the Company’s website is not part of this annual report.

KeywordRanking

        WebSourced’s KeywordRanking division (www.KeywordRanking.com) offers Internet marketing solutions that assist businesses in increasing Internet revenues from Internet search engines. KeywordRanking offers two distinct services:

•	Search Engine Optimization Solutions. Search engine optimization is a process that helps companies identify potential customers by targeting words used to search for products or services. Based on a keyword analysis, a client can adjust its website design code and content so that Internet search engines may place the client’s websites toward the top of the search engine results. This process is often referred to as search engine marketing (SEM) or search engine optimization (SEO). KeywordRanking generates revenues by consulting on website design, code and content and providing ongoing maintenance of search engine optimization campaigns. KeywordRanking clients typically sign contracts of between six and twenty-four months in duration. Under these contracts, KeywordRanking generates fees ranging from $15,000 per year to several hundred thousand dollars per year.

•	Interactive Advertising. KeywordRanking also helps its clients purchase advertisements displayed on Internet search engines often referred to as “Pay Per Click” or “PPC” advertising. KeywordRanking generates revenues by analyzing PPC campaigns and consulting with clients on ways to select the most cost-effective placement of advertisements. KeywordRanking generates revenue by charging each client a percentage of the client’s monthly advertising spending. Fees range from $1,500 per month to tens of thousands of dollars per month.

Cherish

        Our Cherish subsidiary offers a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for – age, sex, hobbies, and location – and then make contact with that individual or individuals in a fun and safe online environment.

        Cherish’s namesake dating community is located at www.Cherish.com. To the Company’s knowledge, this online dating service is the first and only online dating community to offer completely free access to women. The website seeks to attract women by not charging for the service, thus encouraging men to pay a monthly membership fee in order to make contact with female members.

        Cherish currently serves more than 3.78 million registrants (users) and has almost 60,000 paid members across thirteen distinct online dating communities. Revenues are generated from a monthly membership fee — approximately $20 per month per community — which allows users to obtain complete access to the individual community. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services. Www.eroticy.com and www.swappernet.com are two of such alternative lifestyle websites.

Basis of Presentation

        The consolidated statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

        For comparability, the 2003 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2004.

Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Websourced, Inc.

Search Engine Enhancement Services

        The Company recognizes revenues in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model revenue is recognized using the pattern in which obligations to the customer are fulfilled over the term of the contract.

Pay Per Click Management Fees

        The Company recognizes revenue on pay per click management services in the month the services are performed.

Unbilled Revenue

        The Company enters into contracts with customers, and gives those customers two payment options. The customer can make one payment in advance of services, or installment over four, six, twelve, or twenty-four month periods. The Company recognizes revenue, however, in the periods that it performs the work related to the contract as follows:

•	If payment is received when a contract is signed, the Company records the receipt of the payment along with an offsetting liability recorded as deferred revenue for the entire amount of the contract. Each month, revenue is recognized as obligations to the customer are fulfilled by debiting deferred revenue and crediting revenue.

•	If a customer elects to pay in installments, the total amount of the contract is recorded as a debit to installment contracts receivable and a credit to deferred revenue. The Company then debits accounts receivable when we send an invoice and credits installment contracts receivable. Each month, revenue is recognized as obligations to the customer are fulfilled by debiting deferred revenue and crediting revenue. For financial statement purposes, installment contracts receivable is netted with deferred revenue for these contracts and the amount is listed under “unbilled revenue” on our balance sheet. The pattern in which costs are incurred approximates obligations being fulfilled. Therefore, revenue is recognized more quickly than the customer is billed and there will always be an unbilled revenue amount until the installment contract expires.

Cherish, Inc.

        The Company’s Cherish, Inc. subsidiary recognizes income on monthly and multi- monthly subscription contracts on a straight line basis over the term of the contract.

Allowance For Doubtful Accounts

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. The Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Receivables are considered past due after 60 days.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. The Company’s cash deposits exceeded FDIC-insured limits on December 31, 2004 by $16,546,742 at various financial institutions. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Fair Value of Financial Instruments

        The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable and other accrued liabilities, approximate their carrying amounts because of the short-term maturity of these instruments.

Concentration of Credit Risk

        Financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. We do not require collateral from our customers, but our credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

Impairment of Long-Lived Assets

        We assess potential impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment

        Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method. The carrying value of property and equipment at December 31, 2004 was:

Furniture & Fixtures	$410,830

Equipment	597,520

Software	392,893

Leasehold Improvements	133,249

Subtotal	$1,534,492

Accumulated Depreciation	227,094

Net Property & Equipment	$1,307,398

Goodwill and Purchased Intangible Assets

        Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

        We amortize our identifiable intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Stock-Based Compensation

        The Company has granted incentive stock options to employees and non-qualified stock options to employees, non-employee members of the board of directors and other persons not employed by the Company or its subsidiaries. The Company currently has no formal plan and no authorized shares. The vesting periods range from immediate to a period of three years. The maximum term of the various outstanding options is ten years. The Company accounts for stock-based awards granted to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

        In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications are subsequently made. No compensation expense was recorded under the Company’s option arrangements with employees in 2004 and 2003. Compensation expense was recorded in 2003 for 3,200,000 shares issued to an officer, valued at $320,000.

        In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net income (loss) and net income (loss) per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,138,026	0.23	1,690,519	$0.22
Granted	501,256	3.36	2,447,507	$0.24
Forfeited	(9,230)	0.75	—	—
Exercised	(98,912)	0.31	—	—

Outstanding at end of year	4,531,140	0.78	4,138,026	$0.23

        The weighted average grant date fair value of options granted during 2004 and 2003 was $0.54 and $0.04, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2004.

Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.10 - $0.99	3,660,661	7.5	$ 0.15
$1.00 - $2.49	417,489	4.7	$1.65
$2.50 - $3.79	86,225	4.7	$2.87
$3.80 - $6.00	366,765	6.4	$5.50

	4,531,140	6.9	$0.77

        The following table compares the options exercisable on December 31, 2004 and 2003.

Options Exercisable
Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.10 - $0.99	3,660,661	$0.16
$1.00 - $2.49	54,293	$2.00
$2.50 - $3.79	—	—
$3.80 - $6.00	75,000	$4.12

Total 2004 Options Exercisable	3,789,954	$0.27

Total 2003 Options Exercisable	3,622,731	$0.18

        The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	2004	2003
Expected Life(in years)	2.9	2.9

Volatility	0.61	0.61

Risk Free Interest Rate	3.33%	3.33%
Dividend Yield	0.00%	0.00%

        The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the years ended December 31, 2004 and 2003:

	2004	2003
Net Income, as reported	$2,939,966	$319,567
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(79,136)	(75,641)

Pro forma net income	$2,860,830	$243,926

Earnings per share, as reported:
Basic	$0.12	$0.02
Fully Diluted	$0.10	$0.01
Pro forma earnings per share:
Basic	$0.12	$0.01
Fully Diluted	$0.09	$0.01

        For purposes of this illustration, the value of each stock award has been estimated as of the date of grant using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. Because it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company’s stock-based awards. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.

Income Taxes

        The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Contingent Consideration

        In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition will be increased. As of December 31, 2004, all additional consideration, if earned, will be paid in the form of cash. Any additional consideration paid will be allocated to goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

        In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met.

Amount Allocated to Goodwill

        In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted (i.e., not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

Amount Allocated to Stock-Based Compensation Expense

        In accordance with EITF 95-8, the value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as an immediate charge to stock-based compensation expense at the time of vesting because the consideration is related to continuing employment with the Company.

Litigation and Settlement Costs

        From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with SFAS 5, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Net Income (Loss) Per Share

        Net income per share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

        The following reconciles the denominators of basic and fully diluted earnings per share:

	2004	2003
Denominator – Shares

Basic weighted-average shares	24,332,967	18,684,269

Effect of dilutive securities	5,931,337	3,875,702

Fully Diluted weighted-average shares	30,264,304	22,559,971

Advertising Expense

        Advertising costs are expensed in the period incurred.

Stockholders Equity Adjustment

        At the time the Company purchased the assets of WorldMall.com in 2001, the number of shares issued as compensation for brokering the deal was originally recorded at 250,000. The actual fee paid in shares ended up being 349,984. At the time of the acquisition these additional shares were valued at $.30 per share or $30,000. These financial statements include the additional 99,984 shares that were issued.

Impact of New Accounting Standards Recent Accounting Pronouncements

        SFAS No. 123 (Revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) with the cost recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

        In January 2003, FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN No.46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements., provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No.46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No.51 (FIN No.46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No.46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have any impact on our consolidated financial position, results of operations or cash flows.

Notes Receivable – Related Party and Other

        On September 2, 2002, the Company sold 100% of the common stock of Safe Environment Corp. of Indiana to GMP, L.L.C. As part of the sale the Company received a note receivable in the amount of $175,000 that was payable on November 30, 2002. Also, as part of this transaction, the purchaser acknowledged that the Company had contributed $200,000 to an escrow account established in regard to an ongoing construction project in St. Ann, Missouri, and that these funds would be returned to the Company from the escrow account following the completion of the project. The Company also sold its contractual interest in Acadian Builders, LLC to GMP, L.L.C. for a $470,000 note receivable, which was payable quarterly at $35,000 beginning on December 31, 2002. On December 31, 2002, GMP, L.L.C. was in default on both of its notes receivable with the Company. The Company received partial payments on the $175,000 note receivable and its balance at December 31, 2002 was $126,884. The Company had not received any payments related to the $470,000 note receivable and the Company believed that GMP, L.L.C. did not have the resources to meet this obligation and therefore they decided to write off the note receivable in 2002.

        During the course of 2003, the Company received additional partial payments on the $175,000 note receivable and its balance at December 31, 2003 was $68,870. The funds in the escrow account established in regard to the ongoing construction project in St. Ann, Missouri were verified by the Company at year end to satisfy the opinion that the $200,000 receivable which will be satisfied from the proceeds of the escrow account was not impaired. As a result, the notes receivable balance at December 31, 2003 included a total of $268,870 due from GMP, L.L.C. and a $100,000 note receivable from The Voice and Data Group, Inc. for a total balance of $368,870.

        During 2004, the Company also incurred expenses on behalf of GMP, L.L.C. increasing the balance due from GMP, L.L.C. at December 31, 2004 to $280,175. The Company is currently not charging or receiving any interest on these amounts due from GMP, L.L.C. Pursuant to certain agreements including an agreement with John Giura effective August 31, 2004, in which John Giura represents, warrants and guarantees that the Company shall receive $300,000 from an escrow fund established in regard to an ongoing construction project in St. Ann, Missouri. The project is scheduled to be completed in the second quarter of 2005. During 2004, The Voice and Data Group, Inc. defaulted on its $100,000 note receivable and, as a result, the Company wrote off the entire amount.

        We also expect to receive a total of $200,000 in regard to the sale of certain houses being constructed in St. Charles, Missouri, pursuant to various agreements with GMP, L.L.C. and the developer of those houses.

Restricted Cash and Client Prepaid Media Buys

        During 2004, the Company’s WebSourced, Inc. subsidiary entered into contracts to perform Pay Per Click (PPC) Management services. Prior to the month of service, the clients are invoiced for their respective estimated PPC spend for the month plus a nominal management fee. The amount of funds that are designated for PPC spend are placed into non-interest bearing escrow accounts allocated to each client for use in paying their respective PPC spend for the month. These funds are listed as Restricted Cash on the balance sheet with the offsetting Client Prepaid Media Buys in the liability section.

        The Company’s Cherish subsidiary also has a small amount of restricted cash in an interest bearing escrow account controlled by Cherish’s credit card processor. This amounted to $99,208 at December 31, 2004.

Change in Financial Statement Presentation

        In 2004, the Company changed the presentation of its balance sheet. The amounts affected include accounts receivable, installment contracts receivable, unbilled revenue and deferred revenue. This change did not affect the Company’s earnings. This change offset the amount of the installment contracts receivable with the deferred revenue associated with the contract to provide a net unbilled revenue amount.

        The following is a summary of the effect of those changes:

	Current Presentation	Prior Presentation
	December 31, 2003
Accounts Receivable	$432,794	$432,794
Unbilled Revenue	1,136,557	0
Installment Contracts Receivable	0	3,474,537

Deferred Revenue	350,570	2,688,550

Net Equity	$1,336,107	$1,336,107

Intangible Assets and Goodwill

        During 2004, the Company entered into two purchase agreements in which it allocated a total of $8,926,182 of the purchase price to intangible assets. The following is a schedule of the Company’s intangible assets, by subsidiary, as of December 31, 2004:

Online Dating – Cherish, Inc.
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$7,663,360	$0	$7,663,360
Client List	7 Years	260,000	12,381	247,619
Website Code and Development	5 Years	729,114	48,607	680,507
Client Relations	6 Months	45,000	30,000	15,000

Totals		$8,697,474	$90,988	$8,606,486

Search Engine Optimization – WebSourced, Inc.
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 Years	$175,000	$17,500	$157,500

Search Engine Optimization – WebSourced, Inc.
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$53,708	$0	$53,708

Company Totals
	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$7,717,068	$0	$7,717,068
Other Intangibles	1,209,114	108,488	1,100,626

The Company’s amortization expense over the next five years is as follows:

2005	$232,966
2006	217,966
2007	217,966
2008	217,966
2009	151,858
Thereafter	61,904

Total	$1,100,626

Extraordinary Event – Settlement with Statewide Insurance Company

        Under the Settlement Agreement with Statewide Insurance Company, the Company was required to pay $100,000 per quarter for twelve quarters beginning in the fourth quarter of 2003, plus 25% of the its “working capital” as defined in the Settlement Agreement, until the settlement amount was paid in full; provided that if the full amount was paid on or prior to April 30, 2004, then the Company’s aggregate remaining payments to Statewide would be reduced by $200,000. The Company imputed interest at a rate of 4.00% for financial reporting purposes to the amounts due resulting in an extraordinary loss on a pre-tax basis of $1,125,508 in the fourth quarter of 2003.

    Mr. Giura, a former officer of the Company, has agreed to indemnify the Company from any further losses associated with this or any related matter.

        According to APB 30, paragraph 20(a) the Company believes this transaction is unusual in nature as it possesses a high degree of abnormality and is of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the Company, taking into account the environment in which the Company operates. The Company also believes that the underlying event is not reasonably expected to recur in the foreseeable future as the environment in which the Company operates is not conducive to this type of event. According to APB 30, paragraph 21, “the environment in which an entity operates is a primary consideration in determining whether an underlying event or transaction is abnormal and significantly different from the ordinary and typical activities of the entity.”

Advertising Costs

        Advertising costs are expensed when incurred, and were $1,034,263 in 2004 and $222,086 in 2003.

Treasury Stock

        The Company has 2,500,000 shares of stock in its treasury at a combined total cost of $540,000. The cost method was used in recording the purchase of the treasury stock.

Notes Payable

        The following table summarizes the Company’s notes payable balance as of December 31, 2004 and 2003:

	Due Date	Interest Rate	2004	2003
Audrey Love	10/30/02	8.25	0	$70,000
Paul Doll	6/1/02	10.00	0	$28,000
CIB Bank	11/2/03	13 + 1 mezzanine fee	0	$98,750
High Falls Development	8/2005	11.50	0	$81,830
Statewide Insurance Company	10/06	4.00	0	$1,023,563
WebCapades Former Owners	08/06	4.00	$965,839	0

Total Notes Payable			$965,839	$1,302,143

Notes Payable - Related Party
Roberti Jacobs Family Trust	Demand	18.00	$0	$200,000
Roberti Jacobs Family Trust	Demand	13.00	$0	$250,000
Roberti Jacobs Family Trust	Demand	13.00	$0	$170,000
Roberti Jacobs Family Trust	6/30/04	15.00	$0	$90,000

Total Notes Payable- Related Party			$0	$710,000

The Roberti Jacobs Family Trust is controlled by a family member of one of the Company's officers.

Principal payments on the notes issued to the former owners of WebCapades for the next five years are as follows:

2005	$571,773
2006	394,066

Totals	$965,839

Significant Equity Transactions

        On March 9, 2004, we completed a private placement of common stock. We sold a total of 1,718,750 shares of our common stock to a group of accredited investors at a price of $1.60 per share, resulting in gross proceeds of $2.75 million. No fees or warrants were paid or issued by us.

        On August 19, 2004 we completed a private placement of 2,049,813 shares of our common stock at a price of $2.05 per share, to a group of accredited investors resulting in gross proceeds of $4,202,104. We also granted the purchasers warrants to purchase 512,457 shares of our common stock at an exercise price of $2.05 per share. In addition, the Company issued 130,000 shares of its common stock valued at $266,500 for services in connection with this placement.

        On December 6, 2004, we completed an offering of 4.3 million units at $3.50 per unit, with each unit comprised of one share of common stock, par value $0.001 per share and one warrant to purchase 0.55 share of common stock resulting in gross proceeds of $15,050,000. Potential shares issuable under the warrants are 2,365,000. Such warrants have a term of three years. In addition, the Company issued 161,429 warrants for the purchase of the Company's common stock with an exercise price of $4.12 per share and a term of three years.

         In addition to options issued in accordance with acquisitions and other transactions, 153,656 options were issued to employees throughout the year.

        See Acquistions for additional equity transaction disclosures.

Leasing Commitments

        On August 30, 2004, the Company moved its headquarters to 100 N. Waukegan Road, Suite 100, Lake Bluff, Illinois 60044. The Company signed a one-year office lease for 840 square feet of space at a base rent of $1,260 per month. Due to a fire that damaged the office building in Lake Bluff, in March 2005 the Company moved our headquarters to 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. The Company subleases this space pursuant to an oral month-to-month sublease.

        WebSourced, Inc. rents space in Morrisville, North Carolina. Websourced entered into a lease agreement with Duke Realty Limited Partnership for office space located at 300 Perimeter Park Drive, Morrisville, North Carolina. The rentable area of space is approximately 30,970 square feet. The lease commencement date was March 1, 2004 and extends through February 28, 2014.

        WebSourced, Inc. also rents space in Morrisville, North Carolina for $13,980 per month. This lease is for the Company’s previous location and the lease expires February 01, 2006. Websourced, Inc.‘s deposit on its office space of $90,875 is being used to reduce its yearly rental payments. On February 1st of each year, Websourced, Inc. receives a credit of $20,000 toward its rental payments until the end of the lease on February 1, 2006, at which time the remaining deposit of $20,000 will be refunded. The Company vacated this space in March of 2004. The Company is legally permitted to sublet this space for the current monthly rental payment but has chosen not to at this time.

        Cherish, Inc. currently has two separate operating leases for office space in Clearwater, Florida. The Company’s primary lease expires on June 30, 2005 while the second lease expires December 31, 2006.

        Rent expense was $447,670 and $177,520 for the years ended December 31, 2004 and 2003 respectively.

        Minimum lease payments under these leases for the next five years are:

2005	$462,919
2006	300,981
2007	252,715
2008	260,148
2009	268,097
Thereafter	1,205,352

Total	$2,750,212

        During 2004, Cherish, Inc. subleased a portion of its space to its internet provider, Ozona Online Network, Inc. (see subsequent events)

Deferred Income Taxes

        Deferred income taxes are the result of timing differences between book and tax depreciation and book and tax amortization of goodwill, allowance for doubtful accounts and net operating loss carry-forwards.

        The following is a schedule of the deferred tax assets and liabilities at December 31, 2004 and 2003:

	2004	2003
Deferred Tax Assets
Net Operating Loss Carry-forwards	$0	$1,169,854
Intangible Assets	685,119	625,254
Deferred Rent	78,109	0
Allowance for Doubtful Accounts	85,238	39,503

Total	$848,466	$1,834,611

Deferred Tax Liabilities
Depreciation	$129,670	$0
Intangibles	351,786	0

Total	$481,456	$0

        At December 31, 2003, the Company had a net operating loss carry-forward in the amount of $3,497,712. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. The Company utilized the total available loss carry-forward in 2004.

Warrants

        As of December 31, 2004, the Company has outstanding warrants for the potential issuance of 5,623,429 shares of common stock. These warrants were primarily issued in connection with private placements and debt issuances(see significant equity transactions). Warrants issued in 2004 are primarily exercisable in 2-3 years. Warrants issued in prior years are primarily exercisable for a ten year period ending in the years 2010 through 2013. Exercise price ranges from $0.001 to $4.50. The weighted average grant date fair value of warrants issued during 2004 and 2003 was $0.56 and $0.03, respectively.

Provision for Income Taxes

        The provision for income taxes consists of the following:

	2004	2003
Current Tax Provision	$670,564	$67,894
Deferred Tax Provision	1,115,669	(725,733)

Total Tax Provision	$1,786,233	($ 657,839)

        The provision for income taxes was allocated as follows:

	2004	2003
Allocated to Continuing Operations
Current Tax Expense	$670,564	$67,894
Deferred Tax Expense	1,115,669	(343,060)

Total Allocated to Continuing Operations	$1,786,233	($ 275,166)

Allocated to Extraordinary Event
Current Tax Expense	$0	$0
Deferred Tax Expense	0	(382,673)

Total Allocated to Extraordinary Event	$0	($ 382,673)

Total Tax Provision	$1,786,233	($ 657,839)

The reconciliation between the U.S federal statutory income tax rate of 35% and our effective tax rate is shown below for calendar years 2004 and 2003:

	2004	2003
Income Tax Provision at U.S federal statutory rates	$1,654,170	($ 118,395)
State income taxes	340,369	67,894
Decrease in valuation allowance	0	(601,251)
Other	(208,306)	(6,087)

Recorded income tax provision	$1,786,233	($ 657,839)

Acquisitions

        On August 19, 2004, the Company acquired 100 percent of the outstanding common shares of WebCapades, Inc. The results of WebCapades operations have been included in the consolidated financial statements since that date.

        WebCapades, Inc. was formed in 1998 and its primary focus is to provide online dating and matchmaking services tailored to specific interests. The Company is located in Clearwater, Florida and operates websites that have been ranked as some of the most popular in the world, including www.eroticy.com. The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market, reduce the time required to develop new technologies and bring it to market, incorporate enhanced functionality into its existing websites, and to enhance its technological capabilities.

        The aggregate purchase price was $8,709,198, comprised of $3,543,373, notes payable of $1,151,413, common stock valued at $4,000,000 and options valued at $14,412. The number of shares issued was determined based on the closing market price on the day preceding the consummation of the acquisition.

        The purchase price increased in the fourth quarter to account for additional professional fees relating to the acquisition of $43,373 and the valuation of options at $14,412. The purchase price allocation also was amended to account for an additional $262,859 of liabilities related to deferred revenue.

        The amount of purchase price allocated to goodwill was $7,663,360 of which none will be deductible for tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At August 19, 2004
Current Assets	$966,530
Property and Equipment	212,844
Intangible Assets	1,034,114
Goodwill	7,663,360

Total Assets Acquired	$9,876,848
Liabilities	1,167,650

Net Assets Acquired	$8,709,198

Accounting for Contingent Consideration

        In connection with its acquisition of WebCapades, Inc., the merger consideration may be increased as the stockholders are entitled to earn a payment in cash contingent upon satisfaction of certain future internal performance goals set forth in the definitive merger agreement. The total amount of future consideration available to the stockholders is $500,000 and if paid will be treated as additional purchase price and allocated to goodwill.

        In addition, the former shareholders were granted 100,000 options which when vest will be charged to stock based compensation expense (see stock based compensation).

Pro Forma Financial Information

        The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

        These pro forma statements of operations include the activities of WebCapades, Inc. for the periods ended December 31, 2003 and the pre-merger activity from January 1, 2004 through the date of the merger on August 19, 2004.

Pro Forma Statement of Operations Twelve Months Ended December 31, 2004
	CGI	WebCapades	Pro Forma Adjustments	Total
Net Revenue	$21,473,565	$4,264,607		$25,738,172
Cost of Revenue	4,057,843	951,625		5,009,468

Gross Profit	$17,415,722	$3,312,982		$20,728,704
Operating Expenses	12,691,946	1,264,520	(A)163,474	14,119,940

Income From Operations	$4,723,776	$2,048,462		$6,608,764
Other Income(Expense)	2,423	10,978		13,401

Income Before Income Taxes	$4,726,199	$2,059,440		$6,622,165
Provision for Income Taxes	1,786,233	0	(B)719,386	2,505,619

Net Income	$2,939,966	$2,059,440		$4,116,546
Net Income per Share
Basic	$0.12			$0.15
Fully Diluted	$0.10			$0.13
Weighted Average Shares - Basic	24,332,967			26,835,063
Weighted Average Shares - Fully Diluted	30,264,967			32,767,063

Pro Forma Statement of Operations Twelve Months Ended December 31, 2003
	CGI	WebCapades	Pro Forma Adjustments	Total
Net Revenue	$7,095,101	$4,296,951		$11,392,052
Cost of Revenue	934,812	871,548		1,806,360

Gross Profit	$6,160,289	$3,425,403		$9,585,692
Operating Expenses	5,276,828	1,659,506	(A)227,966	7,164,300

Income From Operations	$883,461	$1,765,897		$2,421,392
Other Income(Expense)	(96,225)	15,804		(80,421)

Income Before Income Taxes	$787,236	$1,781,701		$2,340,971
Provision for Income Taxes	(275,166)	0	(B)584,670	309,504

Income before Extraordinary Item	$1,062,402	$1,781,701		$2,031,467
Extraordinary Item(Net of Taxes)	(742,835)	0		(742,835)

Net Income	$319,567	$1,781,701		$1,288,632

Income per Share Before Extraordinary Item
Basic	$0.06			$0.09
Fully Diluted	$0.05			$0.08
Income per Share from Extraordinary Item
Basic	$(0.04)			($ 0.03)
Fully Diluted	$(0.03)			($ 0.03)
Income per Share
Basic	$0.02			$0.06
Fully Diluted	$0.01			$0.05
Weighted Average Shares - Basic	18,684,269			22,638,844
Weighted Average Shares - Fully Diluted	22,559,971			26,514,546

Note A — Intangible Asset Amortization

This adjustment reflects the amount of amortization that would have been recognized from the acquired intangible assets during the period reflected.

Note B — Income Tax Adjustment

This adjustment reflects the estimated combined income tax effect that would have been recognized using applicable state and federal tax rates in effect during the periods presented.

Segment Analysis

        The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The Company had two operating segments at the end of 2004, search engine enhancement and online dating. The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations. There are no sales transactions between segments.

        Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The “other” category consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$19,075,992	88.83	7,095,101	100.00
Online Dating	2,397,573	11.17	0	0.00
Other	0	0.00	0	0.00

Total	$21,473,565	100.00	7,095,101	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS
	2004	2003
Search engine enhancement	$4,575,060	$1,379,217
Online Dating	528,087	0
Other	(376,948)	(591,981)

Total	$4,726,199	$787,236

TOTAL ASSETS BY SEGMENT
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$$8,835,680	25.89	$2,006,530	47.56
Online Dating	10,489,936	30.73	0	0.00
Other	14,807,676	43.38	2,212,785	52.44

Total	$$34,133,292	100.00	$4,219,315	100.00

Subsequent Events

        On January 14, 2005, the Company completed its acquisition of the MarketSmart Companies, Raleigh, North Carolina. The MarketSmart Companies provide advertising, public relations, marketing, branding and shopping evaluation services. The Company acquired 100% of the voting stock of the MarketSmart Companies through a merger. As a result of the merger, the MarketSmart shareholders received an aggregate of $3 million in cash and one million shares of the Company’s common stock. In addition, the MarketSmart shareholders may receive an aggregate of up to $100,000 based on the pre-tax earnings of the MarketSmart Companies for the first four full calendar quarters following the closing. In addition, the Company issued options to purchase an aggregate of 260,000 shares of its common stock to the MarketSmart shareholders and the employees of the MarketSmart Companies.

        On February 21, 2005, the Company completed its acquisition of Personals Plus, Inc., Apollo Beach, Florida, referred to as PPI by acquiring 100 percent of the voting stock. PPI is in the business of owning and operating online dating and relationship websites, including www.swappernet.com. Immediately following the merger, the Company contributed all of the stock of the PPI to its Cherish, Inc. subsidiary. As consideration for the merger, the shareholder of PPI, received $2,262,500 in cash and 426,244 shares of Company common stock, valued at $2,262,500. In addition, the Company issued to the shareholder of PPI options to purchase an aggregate of 60,000 shares of Company common stock at %5.30 per share. Further, the shareholder of PPI may receive an aggregate earnout payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing.

        On February 21, 2005, the Company comlpeted its acquisition of Ozona Online Network, Inc., Clearwater, Florida, (“Ozline”) by acquiring 100 percent of the voting stock. Ozline is in the business of providing online services including web design, custom web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access. As consideration for the merger, the shareholders of Ozline received an aggregate of $300,000 in cash and 75,538 shares of Company common stock valued at $400,000. In addition, the Company issued options to purchase an aggregate of 60,000 shares of Company common stock at $5.30 per share. Further, the shareholders of Ozline may receive an aggregate earnout payment of up to $200,000 based on the pre-tax earnings of Ozline for the first eight full calendar quarters following the closing. Upon acquiring Ozona Online Network, Inc. during the first quarter of 2005 the Company's Cherish division no longer receives payments under their lease agreement.

        On March 11, 2005 the Company completed its acquisition of KowaBunga! Marketing, Inc., Westland, Michigan, (“Kowabunga!”) by acquiring 100 percent of the voting stock, for an aggregate of $500,000 cash and 127,818 shares of the Company’s common stock valued at $750,000. KowaBunga! is in the business of producing and selling software services related to the marketing of products and services of its customers over the Internet.

        On March 20, 2005 the Company acquired the assets of Smart Interactive, L.L.C., Manchester, United Kingdom, a search engine optimization consulting company.

        The Company is in the process of valuing certain intangible assets related to the above acquisitions and thus the allocations of the purchase prices have not been completed.

        The Company has entered into a letter of intent to merge, through a wholly-owned subsidiary, with privately-held PrimaryAds Inc. (“PrimaryAds”). Located in North Plainfield, New Jersey, PrimaryAds is a leading provider of affiliate marketing services that connects website publishers with online advertisers. The Company intends to acquire all of the stock of PrimaryAds in exchange for $10 million in cash. The shareholders of PrimaryAds can also earn up to $3 million in additional cash and up to $13 million of common stock of the Company, contingent upon the aggregate pre-tax income of PrimaryAds during the first twelve full calendar quarters following the closing of the merger achieving levels ranging from $6.5 million to $20 million. The Company also plans to issue to stockholders and employees of PrimaryAds options to purchase an undisclosed number of shares of common stock of the Company. The closing of the proposed transaction is subject to the satisfaction of a number of conditions.

        On December 23, 2004, the Company entered into an agreement to acquire Meandaur, Inc. d/b/a Proceed Interactive. Meandaur is engaged in the business of search engine optimization and website marketing. Under the agreement we would acquire Meandaur through a merger in which we would issue up to 1,333,333 shares of the Company’s common stock. One-half of these shares would be subject to certain earn-out provisions and would be delivered over a four year period based on the acquired company’s performance. The Company would also issue options to purchase an aggregate of 350,000 shares of its common stock to certain shareholders and employees of Meandaur. The merger is subject to a number of conditions including the Company’s receipt of audited financial statements for the years ended December 31, 2003 and 2004 and for the six months ended June 30, 2005 for Meandaur which are satisfactory to the Company. The original agreement was amended to extend the date that either party can terminate the agreement if the merger is not completed on or before August 15, 2005.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Our chief financial officer, Jody Brown, was formerly a partner with Poulos & Bayer, Chicago, Illinois, our independent auditors, until August 2004. On August 30, 2004, we received written notification that due to this hiring, in accordance with Section 10A of the Securities & Exchange Act of 1934, as amended (the “Exchange Act”), by Section 206 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), Poulos & Bayer had withdrawn from serving as our independent auditors for one year. Because Poulos & Bayer withdrew from service due to their wish to comply with Section 10A of the Exchange Act, by Section 206 of the Sarbanes-Oxley Act, no action was required or taken by our board of directors.

        For the period including the prior two fiscal years and the interim period ending as of the date of withdrawal of Poulos & Bayer (the “Reporting Period”), Poulos & Bayer’s report does not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Reporting Period, there were no disagreements between us and Poulos & Bayer on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which would have caused it to make reference to the subject matter of the disagreement in connection with its reports. We provided Poulos & Bayer with a copy of our disclosure on September 8, 2004. Poulos & Bayer provided us and the Securities and Exchange Commission with a letter, dated September 8, 2004, which stated that Poulos & Bayer agreed with our disclosures.

        On September 29, 2004, we engaged Blackman Kallick Bartelstein LLP (“BKB”) to serve as our new independent auditor. We have not consulted BKB regarding: (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements and no written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or event with Poulos & Bayer (as there were none).

        We provided BKB with a copy of our disclosure on September 29, 2004, providing BKB with the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of our expression of our views, or the respect in which BKB did not agree with the statements contained therein. BKB agreed with the statements provided and therefore did not provide a letter.

Item 8A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, within ninety (90) days prior to the filing of this annual report, we carried out an evaluation under the supervision and participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the ExchangeAct

Executive Officers and Directors

        The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 10.        Executive Compensation

        The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 12.        Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 13.        Exhibits

        See Exhibit Index.

Item 14.        Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2005.

CGI HOLDING CORPORATION (Registrant)
By:	/s/ Gerard M. Jacobs

Gerard M. Jacobs, Director, President, Chief Executive Officer, Treasurer and Secretary

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gerard M. Jacobs _____________________ Gerard M. Jacobs	Director, President, Chief Executive Officer, Treasurer and Secretary	March 31, 2005
/s/ T. Benjamin Jennings _____________________ T. Benjamin Jennings	Director and Chairman of the Board	March 31,2005
/s/ S. Patrick Martin _____________________ S. Patrick Martin	Director and Vice-Chairman of the Board	March 31,2005
/s/ Patrick Walsh _____________________ Patrick Walsh	Director	March 31,2005
/s/ Xavier Hermosillo _____________________ Xavier Hermosillo	Director	March 31,2005
/s/ James N. Held _____________________ James N. Held	Director	March 31,2005
/s/ Vincent J. Mesolella _____________________ Vincent J. Mesolella	Director	March 31,2005
/s/ Jody Brown _____________________ Jody Brown	Chief Financial Officer	March 25,2005

INDEX OF EXHIBITS

EXHIBIT NO.

2.1	Agreement entered into as of August 19, 2004, by and among CGI Holding Corporation, Webcapades Acquisition Sub, Inc., a Florida corporation and wholly-owned subsidiary of CGI Holding Corporation, Webcapades, Inc., a Florida corporation, Scott Mitchell and Kristine E. Mitchell. (1)
2.2	Plan of Merger by CGI Holding Corporation, Webcapades Acquisition Sub, Inc., a Florida corporation, and Webcapades, Inc., a Florida corporation. (1)
2.3	Agreement and Plan of Reorganization by and among CGI Holding Corporation and WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholders of WorldMall, Inc. dated as of March, 2001. (3)
3.1	Articles of Incorporation of CGI Holding Corporation, as amended as of February 26, 2004. (3)
3.2	By-laws of CGI Holding Corporation, as amended as of February 26, 2004. (3)
4.1	Form of Warrant to purchase common stock of CGI Holding Corporation for August 2004 offering. (6)
4.2	Form of Warrant to purchase common stock of CGI Holding Corporation for December 6, 2004 offering. (6)
4.3	Form of Registration Rights Agreement by and among CGI Holding Corporation and certain of its shareholders for December 6, 2004 offering. (6)
9.1	Proxy dated February 25, 2002 granted by S. Patrick Martin to Gerard M. Jacobs. (3)
9.2	Proxy dated February 25, 2002 granted by John Giura to Gerard M. Jacobs. (3)
9.3	Proxy dated February 9, 2005 granted by John Giura to Gerard M. Jacobs.*
10.1	Asset Purchase Agreement, entered into and effective as of June 4, 2004, by and among WebSourced, Inc., a North Carolina corporation, CGI Holding Corporation, Jason and Shannon Dowdell, and Engine Studios, Inc. sometimes d/b/a Global Promoter, Inc., an unincorporated division of Engine. (4)
10.2	Settlement Agreement dated as of February 25, 2002 by and among CGI Holding Corporation, WorldMall, Inc., S. Patrick Martin, John Giura and Gerard M. Jacobs. (3)
10.3	Purchase Agreement dated as of September 4, 2002, between CGI Holding Corporation, GMP, L.L.C., Safe Environment Corp. of Indiana and John Giura. (3)
10.4	Agreement dated as of March 31, 2003 by and among CGI Holding Corporation, GMP, L.L.C., Safe Environment Corp. of Indiana and John Giura. (3)
10.5	Settlement Agreement, dated as of August 31, 2004, by and among CGI Holding Corporation, GMP, LLC, Safe Environment Corporation of Indiana, John Giura and Gerard M. Jacobs. (2)
10.6	Business Loan Agreement, dated May 2, 2003, between CGI Holding Corporation and Safe Environment Corp. of Indiana and CIB Capital, L.L.C.; Amendment No. 1 thereto, dated November 2, 2003; and Change in Terms Agreement thereto, dated November 2, 2003. (3)
10.7	Agreement dated as of March 31, 2003 by and among CGI Holding Corporation, GMP, LLC, Safe Environment Corporation of Indiana and John Giura. (3)
10.8	Promissory Note dated November 20, 2003, payable by WebSourced, Inc. to Roberti Jacobs Family Trust in the amount of $90,000; Promissory Note dated November 15, 2003, payable by CGI Holding Corporation to the Roberti Jacobs Family Trust in the amount of $170,000; Promissory Note dated November 5, 2003, payable by CGI Holding Corporation to the Roberti Jacobs Family Trust in the amount of $200,000; and Promissory Note dated December 23, 2003, payable by CGI Holding Corporation to the Roberti Jacobs Family Trust in the amount of $250,000. (3)
10.9	Lease Agreement, dated November 24, 2003, between Duke Realty Limited Partnership and WebSourced, Inc. (3)
10.10	Settlement Agreement dated November 4, 2003, between CGI Holding Corporation and Statewide Insurance Company. (3)
10.11	Indemnification Agreement dated October 22, 2003, between CGI Holding Corporation and John Giura. (3)
10.12	Agreement, dated December 23, 2004, by and among CGI Holding Corporation, Proceed Acquisition Sub, Inc., Meandaur, Inc. d/b/a Proceed Interactive, Bruce A. Findley, Jonathan Schepke and Stephen Schepke.*
10.13	First Amendment to Agreement, dated December 23, 2004, by and among CGI Holding Corporation, Proceed Acquisition Sub, Inc., Meandaur, Inc. d/b/a Proceed Interactive, Bruce A. Findley, Jonathan Schepke and Stephen Schepke., dated February 15, 2005.*
16.1	Letter from Poulos & Bayer, dated August 26, 2004, regarding change in certifying accountant. (1)
16.2	Letter from Poulos & Bayer, dated September 8, 2004, regarding change in certifying accountant. (5)
21.1	List of Subsidiaries. *
23.1	Consent of Blackman Kallick Bartelstein LLP. *
23.2	Consent of Poulos & Bayer.*
31.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

1     Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2     Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

3     Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

4     Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

5     Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

6     Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

* Filed as part of this document.

EXHIBIT 9.3

IRREVOCABLE PROXY

        Effective as of August 31, 2004, I, the undersigned, being the owner of shares of the capital stock of CGI Holding Corporation., a Nevada corporation (the “Corporation”), do hereby constitute and appoint Gerard M. Jacobs, or any other designee of his, for me and in my name, place and stead, with full power of substitution, as my proxy, to vote all shares of common stock of the Company owned, directly or indirectly, by me as of the date hereof and any other shares of common stock of the Company hereinafter acquired by me (the “Shares”) (i) at any meeting of the Corporation (whether annual or special and whether or not an adjourned meeting) or otherwise with full power to vote and act for me in the same manner and to the extent that I might have were I personally present at the meeting and (ii) to execute consents in writing on my behalf in lieu of such meetings.

        This proxy is being granted pursuant to that certain Settlement Agreement, dated as of August 31, 2004, by and among the undersigned, GMP, LLC, Safe Environment Corporation of Indiana and Gerard M. Jacobs and is coupled with an interest pursuant thereto.

THIS PROXY IS IRREVOCABLE.

Dated: February 9, 2005

/s/ John Giura

JOHN GIURA

EXHIBIT 10.12

AGREEMENT

        This Agreement (the “Agreement”) made and entered into as of December 23, 2004, by and among CGI HOLDING CORPORATION, a Nevada corporation (“CGI”), PROCEED ACQUISITION SUB, INC., an Illinois corporation and wholly owned subsidiary of CGI (“Proceed Acquisition Sub”), MEANDAUR, INC. d/b/a PROCEED INTERACTIVE, a Wisconsin corporation (“Proceed”), BRUCE A. FINDLEY (“Bruce”), a resident of Wisconsin, JONATHAN SCHEPKE (“Jon”), a resident of Illinois, and STEPHEN SCHEPKE (“Steve”), a resident of California. Bruce, Jon and Steve are sometimes referred to individually as a “Stockholder” and collectively as the “Stockholders”). CGI, Proceed Acquisition Sub, Proceed, Bruce, Jon and Steve are sometimes referred to herein each, individually, as a “Party” and, collectively, as the “Parties”.

WITNESSETH:

        WHEREAS, Proceed is engaged in search engine optimization, website marketing, and other online business activities (collectively, the “Business”); and

        WHEREAS, the Boards of Directors of CGI, Proceed Acquisition Sub, and Proceed have each approved this Agreement and the merger of Proceed with and into Proceed Acquisition Sub (the “Merger”), in accordance with the laws of the their respective States of incorporation, and the terms and conditions set forth herein.

        NOW, THEREFORE, in consideration of the premises and the mutual covenants, representations and warranties herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby mutually acknowledged, the Parties hereby agree as follows:

ARTICLE I
DEFINITIONS

        In addition to terms defined elsewhere in this Agreement, the following terms when used in this Agreement shall have the respective meanings set forth below:

        “Action” means any claim, demand, action, cause of action, chose in action, right of recovery, right of set-off, suit, arbitration, inquiry, proceeding or investigation by or before any Governmental Authority.

        “Affiliate” means, with respect to a specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, and without limiting the generality of the foregoing, includes, with respect to the specified Person: (a) any other Person which beneficially owns or holds 10% or more of the outstanding voting securities or other securities convertible into voting securities of such Person, (b) any other Person of which the specified Person beneficially owns or holds 10% or more of the outstanding voting securities or other securities convertible into voting securities, or (c) any director, officer or employee of such Person.

        “Business Day” means any day other than a Saturday, Sunday or other day on which banks are required or authorized to be closed in the city of Chicago, Illinois.

        “Business Interests” means the ownership of up to (but not more than) one percent (1%) of any class of securities of enterprise (but without otherwise participating, directly or indirectly, in the management or operations of such enterprise) if such securities are listed on any national or regional exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934.

        “CERCLA” means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended through the date hereof and any regulations promulgated thereunder.

        “CGI Common Stock” means Common Stock, $.001 par value per share, of CGI.

        “Closing” shall mean the closing of the transactions contemplated by this Agreement.

        “Closing Date” shall mean the day on which the Closing takes place.

        “Code” shall mean the Internal Revenue Code of 1986, as amended.

        “Contract” means any contract, plan, undertaking, understanding, agreement, license, lease, note, mortgage or other binding commitment, whether written or oral.

        “Copyrights” mean all copyrights (registered or otherwise) and registrations and applications for registration thereof, and all rights therein provided by multinational treaties or conventions.

        “Court” means any court or arbitration tribunal of the United States, any domestic state, or any foreign country, and any political subdivision thereof.

        “Database” means all data and other information recorded, stored, transmitted and retrieved in electronic form.

        “Documents” means this Agreement together with the Articles of Merger and Plan of Merger, the Schedules and Exhibits hereto, the Proceed Disclosure Schedule, and the other agreements, documents and instruments required or contemplated to be executed in connection herewith.

        “Earnout Period” means the first sixteen (16) full calendar quarters following the Closing Date.

        “Earnout Period Average Yearly Pre-Tax Earnings for Years 1-2” means an amount equal to (a) the Earnout Year 1 Pre-Tax Earnings plus the Earnout Year 2 Pre-Tax Earnings, divided by (b) two.

        “Earnout Period Average Yearly Pre-Tax Earnings for Years 1-3” means an amount equal to (a) the Earnout Year 1 Pre-Tax Earnings plus the Earnout Year 2 Pre-Tax Earnings plus the Earnout Year 3 Pre-Tax Earnings, divided by (b) three.

        “Earnout Period Average Yearly Pre-Tax Earnings” means an amount equal to (a) the Earnout Period Pre-Tax Earnings, divided by (b) four.

        “Earnout Period Pre-Tax Earnings” means the aggregate pre-tax earnings of the Business during the Earnout Period as certified by CGI’s independent certified public accountants.

        “Earnout Year 1” means the first four (4) full calendar quarters following the Closing Date.

        “Earnout Year 1 Pre-Tax Earnings” means the aggregate pre-tax earnings of the Business during the Earnout Year 1 as certified by CGI’s independent certified public accountants.

        “Earnout Year 2” means the four (4) full calendar quarters following Earnout Year 1.

        “Earnout Year 2 Pre-Tax Earnings” means the aggregate pre-tax earnings of the Business during the Earnout Year 2 as certified by CGI’s independent certified public accountants.

        “Earnout Year 3” means the four (4) full calendar quarters following Earnout Year 2.

        “Earnout Year 3 Pre-Tax Earnings” means the aggregate pre-tax earnings of the Business during the Earnout Year 3 as certified by CGI’s independent certified public accountants.

        “Earnout Year 4” means the four (4) full calendar quarters following Earnout Year 3.

        “Earnout Year 4 Pre-Tax Earnings” means the aggregate pre-tax earnings of the Business during the Earnout Year 4 as certified by CGI’s independent certified public accountants.

        “Employee Plans” means all employee benefit plans (as defined in Section 3(3) of ERISA) and all bonus, stock or other security option, stock or other security purchase, stock or other security appreciation rights, incentive, deferred compensation, retirement or supplemental retirement, severance, golden parachute, vacation, cafeteria, dependent care, medical care, employee assistance program, education or tuition assistance programs, insurance and other similar fringe or employee benefit plans, programs or arrangements, and any current or former employment or executive compensation or severance agreements, written or otherwise, which have ever been sponsored or maintained or entered into for the benefit of, or relating to, any present or former employee or director of Proceed, or any trade or business (whether or not incorporated) which is a member of a controlled group or which is under common control with Proceed, within the meaning of Section 414 of the Code (an “ERISA Affiliate”), whether or not such plan is terminated.

        “Environmental Law” means any Law or Regulation pertaining to: (a) the protection of health, safety and the indoor or outdoor environment; (b) the conservation, management or use of natural resources and wildlife; (c) the protection or use of surface water and ground water; (d) the management, manufacture, possession, presence, use, generation, transportation, treatment, storage, disposal, emission, discharge, release, threatened release, abatement, removal, remediation or handling of, or exposure to, any Hazardous Substance; or (e) pollution (including any emission, discharge or release to air, land, surface water and ground water of any material); and includes, without limitation, CERCLA and the Solid Waste Disposal Act, as amended 42 U.S.C. § 6901 et seq.

        “Environmental Permits” means all Permits required under any Environmental Law.

        “ERISA” means the Employee Retirement Income Security Act of 1974, as amended.

        “GAAP” means United States generally accepted accounting principles and practices in effect from time to time consistently applied.

        “Governmental Authority” means any governmental or legislative agency or authority (other than a Court) of the United States, any domestic state, or any foreign country, and any political subdivision or agency thereof, and includes any authority having governmental or quasi-governmental powers, including any administrative agency or commission.

        “Hardware” means all mainframes, midrange computers, personal computers, notebooks, servers, switches, printers, modems, drives, peripherals and any component of any of the foregoing.

        “Hazardous Substance” means any Hazardous Substance, as defined in CERCLA, and any other chemical, compound, product, solid, gas, liquid, pollutant, contaminant or material which is regulated under any Environmental Law, and includes without limitation, asbestos or any substance containing asbestos, polychlorinated biphenyls and petroleum (including crude oil or any fraction thereof).

        “Indebtedness” means, with respect to any Person, (a) all indebtedness of such Person, whether or not contingent, for borrowed money, (b) all obligations of such Person for the deferred purchase price of property or services, (c) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, (d) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of Proceed or a lender under such agreement in the event of default are limited to repossession or sale of such property), (e) all obligations of such Person as lessee under leases that have been or should be, in accordance with GAAP, recorded as capital leases, (f) all obligations, contingent or otherwise, of such Person under acceptance, letter of credit or similar facilities, (g) all obligations of such Person to purchase, redeem, retire, defease or otherwise acquire for value any capital stock of such Person or any warrants, rights or options to acquire such capital stock, valued, in the case of redeemable preferred stock, at the greater of its voluntary or involuntary liquidation preference plus accrued and unpaid dividends, (h) all Indebtedness of others referred to in clauses (a) through (f) above guaranteed directly or indirectly in any manner by such Person, or in effect guaranteed directly or indirectly by such Person through an agreement (1) to pay or purchase such Indebtedness or to advance or supply funds for the payment or purchase of such Indebtedness, (2) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Indebtedness or to assure the holder of such Indebtedness against loss, (3) to supply funds to or in any other manner invest in the debtor (including any agreement to pay for property or services irrespective of whether such property is received or such services are rendered) or (4) otherwise to assure a creditor against loss and all Indebtedness referred to in clauses (a) through (f) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness.

        “Information System” means any combination of Hardware, Software and/or Database(s) employed primarily for the creation, manipulation, storage, retrieval, display and use of information in electronic form or media.

        “Intellectual Property” means (a) inventions, whether or not patentable, whether or not reduced to practice or whether or not yet made the subject of a pending Patent application or applications, (b) ideas and conceptions of potentially patentable subject matter, including, without limitation, any patent disclosures, whether or not reduced to practice and whether or not yet made the subject of a pending Patent application or applications, (c) Patents, (d) Trademarks, (e) Copyrights, (f) Software, (g) trade secrets and confidential, technical or business information (including ideas, formulas, compositions, inventions, and conceptions of inventions whether patentable or unpatentable and whether or not reduced to practice), (h) whether or not confidential, technology (including know-how and show-how), manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, copyrightable works, financial, marketing and business data, Databases, Information Systems, pricing and cost information, business and marketing plans and customer and supplier lists and information, (i) copies and tangible embodiments of all the foregoing, in whatever form or medium, (j) all rights to obtain and rights to apply for Patents, and to register Trademarks and Copyrights, (k) all rights under the License Agreements and any licenses, registered user agreements, technology or materials, transfer agreements, and other agreements or instruments with respect to items in (a) to (j) above; and (l) all rights to sue and recover and retain damages and costs and attorneys’ fees for present and past infringement of any of the Intellectual Property rights hereinabove set out.

        “Inventories” means all inventories, including, without limitation, merchandise, raw materials, work-in-process, finished goods, replacement parts, packaging, office supplies, maintenance supplies, computer parts and supplies and Hardware related to the Business maintained, held or stored by or for Proceed at any location whatsoever and any prepaid deposits for any of the same.

        “IRS” shall mean the United States Internal Revenue Service.

        “Knowledge” means (a) in the case an individual, knowledge of a particular fact or other matter if such individual is actually aware of such fact or other matter, and (b) in the case of a Person (other than an individual) such Person will be deemed to have Knowledge of a particular fact or other matter if any individual who is serving, or has at any time served, as a director, officer, partner, executor, or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

        “Law” means all laws, statutes, ordinances and Regulations of any Governmental Authority including all decisions of Courts having the effect of law in each such jurisdiction.

        “Leased Real Property” means the real property leased by Proceed as tenant, together with, to the extent leased by Proceed all buildings and other structures, facilities or improvements currently or hereafter located thereon, all fixtures, systems, equipment and items of personal property of Proceed attached or appurtenant thereto, and all easements, licenses, rights and appurtenances relating to the foregoing.

        “Liabilities” means any and all debts, liabilities and obligations, whether accrued or fixed, absolute or contingent, matured or unmatured or determined or determinable, including, without limitation, those arising under any Law (including, without limitation, any Environmental Law), Action or Order, Liabilities for Taxes and those Liabilities arising under any Contract.

        “Liens” means any mortgage, pledge, security interest, attachment, encumbrance, lien (statutory or otherwise), option, conditional sale agreement, right of first refusal, first offer, termination, participation or purchase, or charge of any kind (including any agreement to give any of the foregoing), provided, however, that the term “Lien” shall not include: (a) Liens for Taxes, assessments and charges any Governmental Authority due and being contested in good faith and diligently by appropriate proceedings (and for the payment of which adequate provision has been made); (b) servitudes, easements, restrictions, rights-of-way and other similar rights in real property or any interest therein, provided the same are not of such nature as to materially adversely affect the use of the property subject thereto; (c) Liens for Taxes either not due and payable or due but for which notice of assessments has not been given; (d) undetermined or inchoate Liens, charges and privileges incidental to current construction or current operations and statutory Liens, charges, adverse claims, security interests or encumbrances of any nature whatsoever claimed or held by any Governmental Authority which have not at the time been filed or registered against the title to the asset or served upon Proceed pursuant to Law or which relate to obligations not due or delinquent; (e) assignments of insurance provided to landlords (or their mortgagees) pursuant to the terms of any lease, and Liens or rights reserved in any lease for rent or for compliance with the terms of such lease; (f) security given in the ordinary course of the Business, as applicable, to any public utility, municipality or Government Authority in connection with the operations of the Business, as applicable, other than security for borrowed money; (g) deposits or pledges made in connection with, or to secure payment of, workers’ compensation, unemployment insurance, old age pension or other social security programs mandated under applicable Laws; and (h) restrictions on transfer of securities imposed by applicable state and federal securities Laws.

        “Litigation” means any suit, action, arbitration, cause of action, claim, complaint, criminal prosecution, investigation, inquiry, demand letter, governmental or other administrative proceeding, whether at law or at equity, before or by any Court, Governmental Authority, arbitrator or other tribunal.

        “Material Adverse Effect” means any circumstance, change in, or effect on, the Business or Proceed that, individually or in the aggregate with any other circumstances, changes in, or effects on, the Business or Proceed: (a) is, or could be, materially adverse to the business, operations, assets or Liabilities (including, without limitation, contingent Liabilities), employee relationships, customer or supplier relationships, results of operations or the condition (financial or otherwise) of the Business, or (b) could materially adversely affect the ability of Proceed Acquisition Sub to operate or conduct the Business in the manner in which it is currently operated or conducted, or contemplated to be conducted.

        “Order” shall mean any judgment, order, writ, injunction, ruling, stipulation, determination, award or decree of or by, or any settlement under the jurisdiction of, any Court or Governmental Authority.

        “Owned Real Property” means the real property owned by Proceed together with all buildings and other structures, facilities or improvements currently or hereafter located thereon, all fixtures, systems, equipment and items of personal property of Proceed attached or appurtenant thereto and all easements, licenses, rights and appurtenances relating to the foregoing.

        “Patents” mean all national (including the United States) and multinational statutory invention registrations, patents, patent registrations and patent applications, including all reissues, divisions, continuations, continuations-in-part, extensions and reexaminations, and all rights therein provided by multinational treaties or conventions and all improvements to the inventions disclosed in each such registration, patent or application.

        “Permits” means any licenses, permits, pending applications, consents, certificates, registrations, approvals and authorizations.

        “Person” means any natural person, corporation, limited liability company, unincorporated organization, partnership, association, joint stock company, joint venture, trust or any other entity.

        “Real Property” means the Leased Real Property and the Owned Real Property.

        “Receivables” means any and all accounts receivable, notes, book debts and other amounts due or accruing due to Proceed in connection with the Business whether or not in the ordinary course, together with any unpaid financing charges accrued thereon and the benefit of all security for such accounts, notes and debts.

        “Regulation” means any rule or regulation of any Governmental Authority.

        “Securities Act” means the Securities Act of 1933, as amended.

        “Software” means any and all (a) computer programs, including any and all software implementations of algorithms, models and methodologies, whether in source code or object code, (b) databases and compilations, including any and all data and collections of data, whether machine readable or otherwise, (c) descriptions, flow-charts and other work product used to design, plan, organize and develop any of the foregoing, (d) the technology supporting any Internet site(s) operated by or on behalf of Proceed and (e) all documentation, including user manuals and training materials, relating to any of the foregoing.

        “Subsidiary” or “Subsidiaries” of a specified Person means any other Person in which such Person owns, directly or indirectly, more than 50% of the outstanding voting securities or other securities convertible into voting securities, or which may effectively be controlled, directly or indirectly, by such Person.

        “Tax” or “Taxes” means any and all federal, state, local, or foreign taxes, fees, levies, duties, tariffs, imposts, and other charges of any kind (together with any and all interest, penalties, additions to tax and additional amounts imposed with respect thereto) imposed by any Governmental Authority or other taxing authority, including, without limitation: taxes or other charges on or with respect to income, franchises, windfall or other profits, gross receipts, property, sales, use, capital stock, payroll, employment, disability, social security, workers’ compensation, unemployment compensation, or net worth; taxes or other charges in the nature of excise, withholding, ad valorem, stamp, transfer, value added, or gains taxes; license, registration and documentation fees; and customs’ duties, tariffs, and similar charges, whether computed on a separate or consolidated, unitary or combined basis or in any other manner, whether disputed or not and including any obligation to indemnify or otherwise assume or succeed to the Tax liability of any other Person, together with any interest or penalty, addition to tax or additional amount imposed by any governmental authority.

        “Tax Returns” means returns, reports and information statements, including any schedule or attachment thereto, with respect to Taxes required to be filed with the IRS or any other Governmental Authority or other taxing authority or agency, domestic or foreign, including consolidated, combined and unitary tax returns.

        “Trademarks” mean all trademarks, service marks, trade dress, logos, trade names and corporate names, whether or not registered, including all common law rights, and registrations and applications for registration thereof, including, but not limited to, all marks registered in the United States Patent and Trademark Office, the Trademark Offices of the States and Territories of the United States of America, and the Trademark Offices of other nations throughout the world, and all rights therein provided by multinational treaties or conventions.

        “Web Sites” means all websites, domain names, and associated internet properties, rights, titles and interests in any way directly or indirectly used in or associated with the Business, including but not limited to those certain web sites and domain names set forth in that certain letter re: web sites and domain names dated the date of this Agreement from the Stockholders to Gerard M. Jacobs, President and Chief Executive Officer of CGI.

        “WebSourced” means WebSourced, Inc., a North Carolina corporation and a wholly-owned subsidiary of CGI.

ARTICLE II
THE MERGER

        2.1     The Merger. At the Effective Time (as hereinafter defined), in accordance with the laws of the State of Illinois and the State of Wisconsin and the terms and conditions of the Documents, Proceed shall be merged with and into Proceed Acquisition Sub. From and after the Effective Time, the separate corporate existence of Proceed shall cease and Proceed Acquisition Sub, as the surviving corporation in the Merger, shall continue its existence under the laws of the State of Illinois as a wholly owned subsidiary of CGI. Proceed Acquisition Sub, as the surviving corporation after the Merger, is hereinafter sometimes referred to as the “Proceed Surviving Corporation”.

        2.2     Effective Time. Subject to the provisions of this Agreement, on the Closing Date (as hereinafter defined) or as soon thereafter as is practicable the Parties shall cause the Merger to become effective by executing and filing with the Secretary of State of the State of Illinois in accordance with Illinois law and the Department of Financial Institutions of the State of Wisconsin in accordance with Wisconsin law Articles of Merger with a Plan of Merger attached as an Exhibit thereto in the respective forms required pursuant to Section 11.25 of the Illinois Business Corporation Law of 1983, as amended, and Section 180.1105 of the Wisconsin Business Corporation Law, which forms shall be prepared by counsel to Proceed and CGI, and attached hereto as Exhibit 2.2 and made a part hereof (the “Articles of Merger and Plan of Merger”), the date and time of such filings, or such later date and time as may be agreed upon by the Parties and specified therein, being hereinafter referred to as the “Effective Time”. The parties hereto shall take all necessary steps to pre-clear the Merger with the Secretary of State of the State of Illinois and the Department of Financial Institutions of the State of Wisconsin in order that on the Closing Date, the Articles of Merger and Plan of Merger may be filed with the Secretary of State of the State of Illinois and the Department of Financial Institutions of the State of Wisconsin and become effective upon filing.

        2.3     Effect of the Merger. At the Effective Time, the Merger shall have the effect set forth in the Documents and in the applicable provisions of law. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time all of the assets, properties, rights, privileges, immunities, powers and franchises of Proceed and Proceed Acquisition Sub shall vest in the Proceed Surviving Corporation, and all of the debts, liabilities and duties of Proceed and Proceed Acquisition Sub shall become the debts, liabilities and duties of the Proceed Surviving Corporation.

        2.4     Articles of Incorporation and Bylaws. From and after the Effective Time and without further action on the part of the Parties, the Articles of Incorporation and Bylaws of Proceed Acquisition Sub immediately prior to the Effective Time shall be the Articles of Incorporation and Bylaws of Proceed Surviving Corporation until amended in accordance with the respective terms thereof.

        2.5     Directors and Officers. The directors of Proceed Surviving Corporation shall be the Stockholders, James N. Held, Xavier Hermosillo, Gerard M. Jacobs, T. Benjamin Jennings, S. Patrick Martin, Vincent J. Mesolella and Patrick W. Walsh, each to hold office in accordance with the Articles of Incorporation and the Bylaws of Proceed Acquisition Sub, in each case, until their respective successors are duly elected or appointed and qualified or until their earlier death, resignation or removal in accordance with Proceed Acquisition Sub’s Articles of Incorporation and Bylaws.

        2.6     Conversion of Stock, Etc. At the Effective Time, by virtue of the Merger and without any action on the part of the Parties or the holders of the following securities: All of the shares of Proceed’s common stock, par value $0.001 per share (“Proceed Common Stock”) issued and outstanding immediately prior to the Effective Time and all legal or beneficial rights to participate in any fashion in the economic benefits of ownership of Proceed — other than any shares of Proceed Common Stock that are to be canceled and retired pursuant to Section 2.7, and other than any options, warrants and other contractual or other rights to purchase or otherwise acquire or convert into Proceed Common Stock that are to be canceled and retired pursuant to Section 2.8 — (“Proceed Shares”) shall be converted automatically into the right to receive, in the aggregate: One Million Three Hundred Thirty-Three Thousand Three Hundred Thirty-Three (1,333,333) shares of CGI Common Stock (the “Stock Consideration” or the “Merger Consideration”), subject to adjustment as set forth in Section 2.10. The Merger Consideration shall be allocated and disbursed among the holders of the Proceed Shares and certain assignees thereof, in accordance with the allocations set forth on Exhibit 2.6 attached hereto and hereby made a part hereof. From and after the Effective Time, all shares of Proceed capital stock shall automatically be redeemed and canceled and shall cease to exist, and each holder of a certificate that previously represented any such share of Proceed capital stock (collectively, the “Proceed Certificates”) shall cease to have any rights with respect thereto other than the right to receive, if any, their portion of the Merger Consideration as set forth on Exhibit 2.6. The foregoing Merger Consideration shall be deemed to have been issued in full satisfaction of all rights pertaining to the Proceed Shares, and after the Effective Time, there shall be no further registration or transfers of Proceed Shares. If after the Effective Time, any Proceed Certificates are presented to Proceed Surviving Corporation for any reason, they shall be cancelled and exchanged as provided in this Section 2.6 and Exhibit 2.6. If any Proceed Certificates representing Proceed Shares shall have been lost, stolen or destroyed, CGI shall issue in exchange for such lost, stolen or destroyed certificates, upon the making of an affidavit of that fact by the holder thereof, the applicable Merger Consideration; provided, however, that CGI may, in its discretion and as a condition precedent to the issuance and delivery thereof, require the owner of such lost, stolen or destroyed certificates to deliver a bond in such sum as it may reasonably direct as indemnity against any claim that may be made against CGI or Proceed Surviving Corporation with respect to the certificates alleged to have been lost, stolen or destroyed.

        2.7     Cancellation of Shares. Immediately prior to the Effective Time, each share of Proceed Common Stock either held in Proceed’s treasury or owned by any direct or indirect wholly-owned subsidiary of Proceed immediately prior to the Effective Time, shall be canceled and extinguished without any conversion thereof or payment therefor.

        2.8     Stock Options; Warrants. Prior to the Effective Time, the Stockholders, at the Stockholders’ sole expense, shall take all actions necessary to cause all capital stock of Proceed other than the Proceed Common Stock held by the Stockholders and being exchanged for the Merger Consideration in accordance with Section 2.6, and all options, warrants and other contractual or other rights to purchase or otherwise acquire or convert into Proceed Common Stock, to be cancelled, extinguished and terminated.

        2.9     Capital Stock of Acquisition Subs. Each share of common stock of Proceed Acquisition Sub, par value $0.01 per share, (“Proceed Acquisition Sub Common Stock”) issued and outstanding immediately prior to the Effective Time shall be converted automatically into one fully paid and non-assessable share of common stock of the Proceed Surviving Corporation, par value $0.01 per share. From and after the Effective Time, each stock certificate of Proceed Acquisition Sub that previously represented shares of Proceed Acquisition Sub Common Stock shall evidence ownership of an equal number of shares of common stock of the Proceed Surviving Corporation.

        2.10    Adjustments to the Consideration. Without limiting any other provision of this Agreement:

           (a)        If and in the event that on the Closing Date Proceed’s aggregate cash in its checking and savings accounts does not exceed the aggregate amount of all Indebtedness and Liabilities shown on the Audited Proceed Balance Sheet on the Closing Date by at least One Hundred and Eighty-Five Thousand Dollars ($185,000), then the Stock Consideration shall be adjusted downward, dollar-for-dollar, by the amount of such deficit.

           (b)        The Stock Consideration shall be adjusted downward, dollar-for-dollar, by the amount of any cash or other assets taken out of Proceed by any of the Stockholders after November 30, 2004, other than (1) via salaries and other payments made in the ordinary course of the Business consistent with historical practices, or (2) as permitted by Section 6.4(a); and

           (c)        the Stock Consideration shall be adjusted, at any time and from time to time prior to the Closing Date, to fully reflect the effect of any stock split, reverse split, stock dividend (including, without limitation, any dividend or distribution of securities convertible into CGI Common Stock), reorganization, recapitalization or other like change with respect to CGI Common Stock effective between the date of this Agreement and the Closing Date.

        2.11     Taking of Necessary Action; Further Action. If, at any time and from time to time after the Effective Time, any further action is necessary or desirable to carry out the purposes of this Agreement and to vest in the Proceed Surviving Corporation full right, title and possession of all properties, assets, rights, privileges, powers and franchises of Proceed and Proceed Acquisition Sub, the officers and directors of Proceed and the Proceed Surviving Corporation shall be and are fully authorized and directed, in the name of and on behalf of their respective corporations, to take, or cause to be taken, all such lawful and necessary action as is not inconsistent with this Agreement. CGI shall cause Proceed Acquisition Sub to perform all of its obligations relating to this Agreement and the transactions contemplated hereby.

II
CONSIDERATION; CLOSING

        3.1    Consideration.

           (a)        As consideration for the Merger, the Stockholders shall be entitled to receive the Merger Consideration as set forth in Section 2.6 and Exhibit 2.6 attached hereto.

           (b)        All certificates representing CGI Common Stock issued pursuant to this Agreement shall bear a legend stating that such CGI Common Stock has not been registered under the Securities Act, and may not be transferred or sold without such registration or an exemption therefrom.

        3.2     Closing. Subject to the terms and conditions of this Agreement, the closing of the transactions contemplated by this Agreement (the “Closing”) shall take place at the offices of Pedersen & Houpt, 161 N. Clark Street, Suite 3100, Chicago, Illinois, at 9:30 A.M. CST on February 15, 2005, or at such other place or time or on such other date as the Parties may agree upon in writing (the day on which the Closing takes place being the “Closing Date”).

ARTICLE IV
REPRESENTATIONS AND WARRANTIES OF

THE STOCKHOLDERS AND PROCEED

        The Proceed Disclosure Schedule attached hereto (the “Disclosure Schedule”) identifies by Section and Subsection any exception to a representation or warranty in this Article IV. In order to induce CGI and Proceed Acquisition Sub to enter into this Agreement and to consummate the transactions contemplated hereby, the Stockholders and Proceed each hereby represent and warrant to each of CGI and Proceed Acquisition Sub as follows:

        4.1     Organization and Qualification. Proceed is a corporation duly organized, validly existing and in good standing under the laws of Wisconsin, and is duly licensed or qualified to transact business as a foreign corporation and is in good standing in each of the jurisdictions listed on Schedule 4.1, such jurisdictions being the only jurisdictions in which the failure to be so licensed or qualified could have a Material Adverse Effect on Proceed. All of the issued and outstanding shares of Proceed capital stock were issued in compliance in all material respects with all applicable federal and state securities laws and are owned solely by the Stockholders.

        4.2     Subsidiaries and Affiliates. Proceed does not have any Subsidiaries, and, except as described on Schedule 4.2, Proceed does not own, directly or indirectly, any equity or other ownership interests of any Person. Proceed has no Affiliates.

        4.3     Charter, By-Laws and Corporate Records. True, correct and complete copies of each of (a) the Articles of Incorporation of Proceed as amended and in effect on the date hereof, (b) the By-Laws of Proceed as amended and in effect on the date hereof, and (c) the minute books of Proceed, have been previously made available to CGI and Proceed Acquisition Sub. Such minute books contain complete and accurate records of all meetings and other corporate actions of the board of directors, committees of the board of directors, incorporators and stockholders of Proceed from the date of its incorporation to the date hereof.

        4.4     Authorization; Enforceability. Proceed has the corporate power and authority to own, hold, lease and operate its properties and assets and to carry on its business as currently conducted. Proceed has the corporate power and authority to execute, deliver and perform this Agreement and the other Documents to which it is a party. The execution, delivery and performance of this Agreement and the other Documents to which it, he or she is a party and the consummation of the transactions contemplated herein and therein have been duly authorized and approved by Proceed and each of the Stockholders, and no other action on the part of Proceed or any of the Stockholders is necessary in order to give effect thereto. This Agreement and each of the other Documents to be executed and delivered by Proceed and the Stockholders have been duly executed and delivered by, and constitute the legal, valid and binding obligations of, Proceed and each of the Stockholders, respectively, are enforceable against Proceed and each of the Stockholders in accordance with their terms, except as such enforcement may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors’ rights generally and except that the availability of equitable remedies is subject to the discretion of the court before which any proceeding therefor may be brought.

        4.5     No Violation or Conflict. None of (a) the execution and delivery by Proceed and the Stockholders of this Agreement and the other Documents to be executed and delivered by Proceed and the Stockholders, (b) the consummation by Proceed and the Stockholders of the transactions contemplated by this Agreement and the other Documents, or (c) the performance of this Agreement and the other Documents required by this Agreement to be executed and delivered by Proceed and the Stockholders at the Closing, will (1) conflict with or violate the Articles of Incorporation or By-Laws of Proceed, (2) conflict with or violate any Law, Order or Permit applicable to Proceed or any of the Stockholders, or by which Proceed’s properties are bound or affected, or (3) result in any breach or violation of or constitute a default (or an event that with notice or lapse of time or both would become a default) under, or impair Proceed’s rights or alter the rights or obligations of any third party under, or give to others any rights of termination, amendment, acceleration or cancellation of, or result in the creation of any Lien on any of the properties or assets of Proceed pursuant to, any Contract, Permit or other instrument or obligation to which Proceed is a party or by which Proceed or its properties are bound or affected except, in the case of clause (2) or (3) above, for any such conflict, breach, violation, default or other occurrence that would not individually or in the aggregate, have a Material Adverse Effect on Proceed.

        4.6     Governmental Consents and Approvals. The execution, delivery and performance of this Agreement and the other Documents by Proceed and the Stockholders do not and will not require any consent, approval, authorization, Permit or other order of, action by, filing with or notification to, any Governmental Authority.

        4.7     Capital Structure. The authorized capital stock of Proceed consists of 1,000 shares of Class A Voting Common Stock, par value $0.001 per share and 8,000 shares of Class B Non-Voting Common Stock, par value $0.001 per share. As of the date hereof, 5,810 shares of Proceed Common Stock were issued and outstanding (the “Proceed Shares”), and no Proceed Shares were held in treasury. Except as described above, there will be no shares of voting or non-voting capital stock, equity interests or other securities of Proceed authorized, issued, reserved for issuance or otherwise outstanding at the Closing. All of the outstanding Proceed Shares are duly authorized, validly issued, fully paid and non-assessable, and not subject to, or issued in violation of, any kind of preemptive, subscription or any kind of similar rights. There are no bonds, debentures, notes or other Indebtedness of Proceed having the right to vote (or convertible into securities having the right to vote) on any matters on which stockholders of Proceed may vote. There are no outstanding securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind (contingent or otherwise) to which Proceed is a party or bound obligating Proceed to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock or other voting securities of Proceed or obligating Proceed to issue, grant, extend or enter into any agreement to issue, grant or extend any security, option, warrant, call, right, commitment, agreement, arrangement or undertaking that will survive the Closing. There are no outstanding contractual obligations of Proceed to repurchase, redeem or otherwise acquire any shares of capital stock (or options to acquire any such shares) or other security or equity interest of Proceed which will survive the Closing.

        4.8     Financial Statements. Proceed has previously furnished or made available to CGI and Proceed Acquisition Sub the unaudited balance sheet of Proceed as at November 30, 2004 (the “Unaudited Proceed Balance Sheet”), and the related statements of income and cash flow for the eleven months ended November 30, 2004, the unaudited balance sheets of Proceed as of December 31, 2002 and 2003, and the related statements of income and cash flow and notes thereto for the same fiscal years (collectively, the “Unaudited Proceed Financial Statements”). All such Unaudited Proceed Financial Statements fairly present the financial condition of Proceed as of the dates indicated therein, are complete and correct in all material respects and accurately reflect in the aggregate all transactions of the Business.

        4.9     Conduct in the Ordinary Course; Absence of Changes. Since November 30, 2004, except as permitted by Section 6.4(a) and Article VIII, the Business has been conducted in the ordinary course of business, consistent with past practice, and there has been no change in the Business which has had, or could reasonably be anticipated to result in a Material Adverse Effect on Proceed.

        4.10    Real Property.

           (a)        Schedule 4.10(a) lists (1) the street address of each parcel of Owned Real Property, and (2) any and all leases of all or any portion of any of Owned Real Property (“Owned Real Property Leases”). Any parcel of Owned Real Property that is not subject to an Owned Real Property Lease is occupied by Proceed and is used solely for the conduct of the Business. Schedule 4.10(a) lists for each Owned Real Property Lease: (i) the street address of each parcel subject to an Owned Real Property Lease, (ii) the identity of the lessor, lessee and current occupant (if different from lessee/lessor) under each Owned Real Property Lease, (iii) the term, the security deposit, if any, and rental payment terms of the Owned Real Property Leases (and any subleases) pertaining to each such Owned Real Property Lease, (iv) any commissions due now or in the future on any Owned Real Property Lease or in connection with an option to extend or renew and (v) any amendments to the Owned Real Property Leases.

           (b)        Schedule 4.10(b) lists (1) the street address of each parcel of Leased Real Property, (2) the identity of the lessor, lessee and current occupant (if different from lessee) of each such parcel of Leased Real Property, and (3) the term and rental payment terms of the leases (and any subleases) pertaining to each such parcel of Leased Real Property.

           (c)        Proceed has made available to CGI and Proceed Acquisition Sub true and correct copies of each deed for each parcel of Owned Real Property and, to the extent available, for each parcel of Leased Real Property, and all title insurance policies, title reports, surveys, certificates of occupancy, environmental reports and audits, appraisals, other title documents and other documents relating to or otherwise affecting the Owned Real Property, the Leased Real Property, or the operation of the Business thereon or any other uses thereof.

           (d)        Proceed has delivered or made available to CGI and Proceed Acquisition Sub correct and complete copies of all leases and subleases listed in Schedule 4.10(a) and Schedule 4.10(b) and any and all ancillary documents pertaining thereto (including, but not limited to, all amendments, consents for alterations and documents recording variations and evidence of commencement dates and expiration dates) (the “Leases”). With respect to each such Lease:

             (1)        such Lease is legal, valid, binding, enforceable and in full force and effect, except as such enforcement may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors’ rights generally and except that the availability of equitable remedies is subject to the discretion of the court before which any proceeding therefor may be brought, and represents the entire agreement between the respective landlord and tenant with respect to such property;

             (2)        such Lease, together with the consent and/or estoppel certificate contemplated by Section 6.2, will not cease to be legal, valid, binding, enforceable and in full force and effect, except as such enforcement may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors’ rights generally and except that the availability of equitable remedies is subject to the discretion of the court before which any proceeding therefor may be brought, on terms identical to those currently in effect as a result of the consummation of the transactions contemplated by this Agreement, nor will the consummation of the transactions contemplated by this Agreement constitute a breach or default under such Lease or otherwise give the landlord or lessee a right to terminate such Lease;

             (3)        neither Proceed nor, to the Knowledge of Proceed, any other party to such Lease, is in breach or default in any material respect, and, to the Knowledge of Proceed, no event has occurred that, with notice or lapse of time would constitute such a breach or default or permit termination, modification or acceleration under such Lease; and

             (4)        the rental set forth in each Lease is the actual rental being paid, and there are no separate agreements or understandings with respect to the same.

        4.11    Personal Property.

           (a)        Schedule 4.11 lists each item or distinct group of machinery, equipment, tools, supplies, furniture, fixtures, vehicles, rolling stock and other tangible personal property with a cost in excess of $5,000 used in the Business and owned or leased by Proceed (the “Tangible Personal Property”).

           (b)        Proceed has delivered or made available to CGI and Proceed Acquisition Sub correct and complete copies of all leases for Tangible Personal Property and any and all material ancillary documents pertaining thereto. With respect to each of such leases:

             (1)        such lease, together with all ancillary documents delivered pursuant to the first sentence of this Section 4.11(b), is legal, valid, binding, enforceable, except as such enforcement may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors’ rights generally and except that the availability of equitable remedies is subject to the discretion of the court before which any proceeding therefor may be brought, and in full force and effect and represents the entire agreement between the respective lessor and lessee with respect to such property; and

             (2)        neither Proceed nor, to the Knowledge of Proceed, any other party to such lease, is in breach or default in any material respect, and no event has occurred that, with notice or lapse of time would constitute such a breach or default or permit termination, modification or acceleration under, such lease; and

             (3)        such lease will not cease to be legal, valid, binding, enforceable, except as such enforcement may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors’ rights generally and except that the availability of equitable remedies is subject to the discretion of the court before which any proceeding therefor may be brought, and in full force and effect on terms identical to those currently in effect as a result of the consummation of the transactions contemplated by this Agreement, nor will the consummation of the transactions contemplated by this Agreement constitute a breach or default under such lease or otherwise give the lessor a right to terminate such lease.

           (c)        All Tangible Personal Property is adequate and usable for the use and purposes for which it is currently used, is in good operating condition, and has been maintained and repaired in accordance with good business practice.

        4.12     Board Approval. The Board of Directors of Proceed has, at a meeting duly called and held at which all members were present or by a unanimous written consent: (a) approved and declared advisable this Agreement; (b) determined that the Merger and other transactions contemplated by this Agreement are advisable, fair to and in the best interest of Proceed and its stockholders; (c) resolved to recommend to the stockholders of Proceed (1) the approval of the Merger and the other transactions contemplated hereby and (2) the approval and adoption of this Agreement; and (d) directed that this Agreement be submitted to the stockholders of Proceed for their approval and adoption.

        4.13     Insurance. Proceed has furnished or made available to CGI and Proceed Acquisition Sub true and complete copies of all insurance policies and fidelity bonds covering the assets, business, equipment, properties and operations of Proceed relating to the Business, a list of which (by type, carrier, policy number, limits, premium and expiration date) is set forth in Schedule 4.13. All such insurance policies are in full force and effect and will remain in full force and effect with respect to all events occurring prior to the Effective Time.

        4.14     Permits. Schedule 4.14 lists all Permits used in or otherwise required for the conduct of the Business. Each of the Permits is valid and in full force and effect.

        4.15     Taxes. (a) All Tax Returns and reports in respect of Taxes required to be filed with respect to Proceed or the Business have been timely filed; (b) all Taxes required to be shown on such returns and reports or otherwise due have been timely paid; (c) all such returns and reports are true, correct and complete in all material respects; (d) no adjustment relating to such returns has been proposed formally or informally by any Governmental Authority and, to the Knowledge of Proceed, no basis exists for any such adjustment; (e) there are no pending or, to the Knowledge of Proceed, threatened actions or proceedings for the assessment or collection of Taxes against Proceed or (insofar as either relates to the activities or income of Proceed or the Business or could result in Liability of Proceed on the basis of joint and/or several liability) any corporation that was includible in the filing of a return with Proceed on a consolidated or combined basis; (f) no consent under Section 341(f) of the Code has been filed with respect to Proceed; (g) there are no Tax Liens on any assets of Proceed or of the Business; and (h) Proceed has withheld and paid all Taxes required to have been withheld and paid in connection with any amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other third party, and all Forms W-2 and 1099 required with respect thereto have been properly completed and timely filed.

        4.16    Labor Matters.

           (a)        The name, place of employment, the current annual salary rates, bonuses, deferred or contingent compensation, pension, accrued vacation, “golden parachute” and other like benefits paid or payable (in cash or otherwise) in 2003 and 2004, the date of employment and a description of position and job function of each current salaried employee, officer, director, consultant or agent of Proceed is accurately stated in that certain letter re: employees dated the date of this Agreement from the Stockholders to S. Patrick Martin, President and Chief Executive Officer of WebSourced (the “Employee Salaries Letter”).

           (b)        No employment, consulting, severance pay, continuation pay, termination or indemnification agreements or other similar agreements of any nature (whether in writing or not) exist between Proceed and any current or former stockholder, officer, director, employee or consultant.

           (c)

             (1)        Proceed is not a party to any collective bargaining agreement or other labor union contract applicable to persons employed by Proceed;

             (2)        There are no controversies, strikes, slowdowns or work stoppages pending or, to the Knowledge of Proceed, threatened between Proceed and any of its employees;

             (3)        There are no unfair labor practice complaints pending against Proceed before the National Labor Relations Board or any other Governmental Authority or any current union representation questions involving employees of Proceed;

             (4)        Proceed is currently in compliance with all applicable Laws relating to the employment of labor, including those related to wages, hours, collective bargaining and the payment and withholding of taxes and other sums as required by the appropriate Governmental Authority and have withheld and paid to the appropriate Governmental Authority or are holding for payment not yet due to such Governmental Authority all amounts required to be withheld from employees of Proceed and are not liable for any arrears of wages, taxes, penalties or other sums for failure to comply with any of the foregoing;

             (5)        Proceed has paid in full to all its employees or adequately accrued for in accordance with GAAP consistently applied all wages, salaries, commissions, bonuses, benefits and other compensation due to or on behalf of such employees provided however that Proceed’ employees have until the end of a calendar year to use accrued vacation;

             (6)        There is no claim with respect to payment of wages, salary or overtime pay that has been asserted or is now pending or threatened before any Governmental Authority with respect to any Persons currently or formerly employed by Proceed;

             (7)        There is no charge or proceeding with respect to a violation of any occupational safety or health standards that has been asserted or is now pending or threatened with respect to Proceed; and

             (8)        There is no charge of discrimination in employment or employment practices, for any reason, including, without limitation, age, gender, race, religion or other legally protected category, which has been asserted and not settled or is now pending or threatened before the United States Equal Employment Opportunity Commission, or any other Governmental Authority in any jurisdiction in which Proceed has employed or currently employs any Person.

        4.17     Employee Benefit Plans. Schedule 4.17 lists all Proceed Employee Plans. Proceed has provided or made available to CGI and Proceed Acquisition Sub correct and complete copies of (where applicable) (a) all plan documents, summary plan descriptions, summaries of material modifications, amendments, and resolutions related to such plans, (b) the most recent determination letters received from the IRS, (c) the three most recent Form 5500 Annual Reports and summary annual reports, (d) the most recent audited financial statement and actuarial valuation, and (e) all related agreements, insurance contracts and other agreements which implement each such Proceed Employee Plan. There are no restrictions on the ability of the sponsor of each Proceed Employee Plan to amend or terminate any Proceed Employee Plan and each Proceed Employee Plan may be transferred by Proceed or its respective ERISA Affiliate to the Proceed Surviving Corporation.

        4.18     Environmental Matters. (a) Proceed has all Environmental Permits which are required under Environmental Laws, (b) Proceed is in compliance with all terms and conditions of such Environmental Permits, (c) Proceed is in compliance with all Environmental Laws and any other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in such Environmental Laws or contained in any regulation, code, plan, governmental Order, notice or demand letter issued, entered, promulgated or approved thereunder, (d) There has not been any event, condition, circumstance, activity, practice, incident, action or plan which will interfere with or prevent continued compliance with the terms of such Environmental Permits or which would give rise to any liability under any Environmental Law or give rise to any common law or statutory liability, based on or resulting from Proceed’ or its agents’ manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling, or the emission, discharge, or release into the environment, of any Hazardous Substance, and (e) Proceed has taken all actions reasonably necessary under applicable requirements of Environmental Law to register any products or materials required to be registered by Proceed (or any of its agents) thereunder.

        4.19    Certain Interests.

           (a)        No officer, director or stockholder of Proceed, and no relative or spouse (or relative of such spouse) who resides with, or is a dependent of, any such officer or director:

             (1)        has any direct or indirect financial interest in any competitor, supplier or customer of Proceed (except as described on Schedule 4.2), provided, however, that the ownership of securities representing no more than three percent (3%) of the outstanding voting power of any competitor, supplier or customer, and which are also listed on any national securities exchange or traded actively in the national over-the-counter market, shall not be deemed to be a “financial interest” so long as the Person owning such securities has no other connection or relationship with such competitor, supplier or customer;

             (2)        owns, directly or indirectly, in whole or in part, or has any other interest in any tangible or intangible property which Proceed uses or has used in the conduct of the Business or otherwise; or

             (3)        has outstanding any Indebtedness to Proceed.

           (b)        Proceed has no Indebtedness, Liabilities, nor any other obligation of any nature whatsoever to, any officer, director or stockholder of Proceed or to any relative or spouse (or relative of such spouse) who resides with, or is a dependent of, any such officer, director or stockholder.

        4.20     Litigation. Except as set forth in Schedule 4.20, there are no Actions pending, or to Proceed’ Knowledge, threatened, against, relating to or affecting Proceed or the Business before any Court, Governmental Agency or any arbitrator or mediator. Neither Proceed nor any of the Stockholders is subject to any Order, including but not limited to any Order which prohibits or restricts the consummation of the transactions contemplated hereby or restricts in any way the ownership or operations of Proceed or the Business.

        4.21     Intellectual Property and Web Sites. Except for software, content, or other similar services/property purchased on a non-exclusive basis through contracts with vendors all of which contracts are in full force and effect and none of which contracts are currently subject to any contractual disputes nor have been threatened with cancellation or non-renewal by such vendors, Proceed has the exclusive rights, titles and interests in and to any and all Intellectual Property and all of the Web Sites used by, being developed by, or otherwise associated with the present or anticipated future operations of the Business.

        4.22     Inventories. Proceed’s Inventories reflected in the Unaudited Proceed Financial Statements and in the Proceed Audited Financial Statements (as hereinafter defined), if any, are in proper working order and of merchantable quality, which can be sold in the ordinary course of the Business in a fashion consistent with the historical sales results, efficiencies, terms, conditions, pricing, and inventory turnover patterns of the Business.

        4.23     Receivables. Proceed’s Receivables reflected in the compiled Proceed Financial Statements and in the Proceed Audited Financial Statements, consist solely of bona fide accounts receivable generated by the Business in the ordinary course, which can be collected in the ordinary course of the Business in a fashion consistent with the historical collection results, efficiencies, policies, procedures and patterns of the Business.

        4.24     Residency; Investment Sophistication; Backgrounds. Each of the Stockholders: (a) is a resident of Wisconsin, Illinois or California; (b) is a fully “accredited”, sophisticated investor capable of evaluating the potential risks of an investment in CGI Common Stock; (c) has received, read and understands the public filings of CGI with the United States Securities and Exchange Commission (“SEC”), including but not limited to CGI’s Form 10-QSB for the quarter ended September 30, 2004, and the “Risk Factors” described in Item II of such Form 10-QSB; (d) has been afforded a full opportunity to conduct such additional “due diligence” investigation of CGI, WebSourced and its subsidiaries, and Proceed Acquisition Sub, including their respective businesses, management, balance sheets, financial results, prospects and Risk Factors as such Stockholder has deemed appropriate; (e) has retained and has been advised by his own competent lawyers and accountants in regard to the preparation, negotiation and execution of this Agreement and the transactions contemplated herein; and (f) has never been charged, indicted or convicted of any criminal offense, excepting only minor traffic violations.

        4.25     Brokers. Neither Proceed nor any of the Stockholders have employed any financial advisor, broker, finder, consultant or advisor (it being acknowledged that Capital Growth Systems II, Inc. previously retained Momentum Capital LLC (“Momentum”) in connection with a planned merger between Proceed and Capital Growth Systems II), and neither Proceed nor any of the Stockholders have incurred nor will incur any broker’s, finder’s, investment banking, consultant, advisory or similar fees, commissions or expenses in connection with the transactions contemplated by this Agreement other than those, if any, payable to Momentum.

        4.26     Cash on Hand. On the Closing Date, Proceed’s aggregate cash in its checking and money market accounts will exceed the aggregate amount of all Indebtedness and Liabilities shown on the Audited Proceed Balance Sheet as of the Closing Date by at least One Hundred and Eighty-Five Thousand Dollars ($185,000).

        4.27     Indebtedness and Liabilities. On the Closing Date, Proceed will be free and clear of all Indebtedness and Liabilities, including but not limited to liens, obligations, claims and encumbrances, actual or contingent, known or unforeseen, including but not limited to bank loans, stockholder loans, payroll claims, bonus and commission claims, unpaid payroll taxes, other unpaid taxes, pension obligations, employment discrimination claims, sexual harassment claims, breach of contract claims, credit card chargebacks in excess of $1,000, lawsuits, stock options, stock warrants, phantom stock plans, stock appreciation rights or plans, deferred compensation agreements, purchase agreements that cannot be cancelled by Proceed at any time, consulting agreements, employment agreements other than the Employment Agreements referred to in Section 7.1(b), severance agreements or “change of control” agreements of any nature, and any other liabilities of any nature whatsoever (collectively, “Claims of Any Nature”) excepting only those liabilities shown on the Unaudited Proceed Balance Sheet subject only to minor adjustments in liability line items incurred in the ordinary course of Proceed’s business between November 30, 2004 and the Closing Date (“Approved Liabilities”).

        4.28     Material Information. All material information concerning Proceed has been provided by the Stockholders to CGI and Proceed Acquisition Sub.

ARTICLE V
REPRESENTATIONS AND WARRANTIES OF

CGI AND PROCEED ACQUISITION SUB

        In order to induce the Stockholders and Proceed to enter into this Agreement and to consummate the transactions contemplated hereby, CGI and Proceed Acquisition Sub represent and warrant to each of the Stockholders and Proceed as follows:

        5.1     Organization and Qualification. Each of CGI, WebSourced and Proceed Acquisition Sub is a corporation duly organized, validly existing and in good standing under the laws of its respective state of incorporation. Each of CGI, WebSourced and Proceed Acquisition Sub is duly qualified or licensed as a foreign corporation to conduct business, and is in good standing, under the laws of each jurisdiction where the character of the properties owned, leased or operated by it, or the nature of its activities, makes such qualification or licensing necessary, except where the failure to be so qualified, licensed or in good standing, individually or in the aggregate, has not had and would not have a Material Adverse Effect on CGI, WebSourced or Proceed Acquisition Sub. Each of CGI, WebSourced and Proceed Acquisition Sub has made available to the Stockholders and Proceed true, complete and correct copies of its Articles of Incorporation and Bylaws, each as amended to date. Neither CGI, WebSourced nor Proceed Acquisition Sub is in default under or in violation of any provision of its Articles of Incorporation or Bylaws. All of the issued and outstanding shares of capital stock of, or other equity interests in, Proceed Acquisition Sub are: (a) duly authorized, validly issued, fully paid, non-assessable; (b) owned, directly or indirectly, by CGI free and clear of all Liens; and (c) free of any restriction, including, without limitation, any restriction which prevents the payment of dividends to CGI, or otherwise restricts the right to vote, sell or otherwise dispose of such capital stock or other ownership interest other than restrictions under the Securities Act and state securities laws.

        5.2     Capital Structure. The authorized capital stock of CGI consists of (a) 100,000,000 shares of CGI Common Stock and (b) 5,000,000 shares of “blank check” Preferred Stock, 500,000 shares of which have been designated “Series One Preferred Stock”. (“CGI Preferred Stock”). As of the date of this Agreement: (1) 31,484,023 shares of CGI Common Stock were issued and outstanding; (2) no shares of CGI Preferred Stock were issued or outstanding; (3) 1,500,000 shares of CGI Common Stock were held in the treasury of CGI; and (4) 10,154,572 shares of CGI Common Stock were duly reserved for future issuance pursuant to CGI’s outstanding warrants and options. Except as described above, there were no shares of voting or non-voting capital stock, equity interests or other securities of CGI authorized, issued, reserved for issuance or otherwise outstanding. All outstanding shares of CGI Common Stock are, and all shares of CGI Common Stock to be issued in connection with the consummation of the transactions contemplated by this Agreement will be, when issued in accordance with the terms hereof, duly authorized, validly issued, fully paid and non-assessable, and not subject to, or issued in violation of, any kind of preemptive, subscription or any kind of similar rights. There are no bonds, debentures, notes or other indebtedness of CGI having the right to vote (or convertible into securities having the right to vote) on any matters on which stockholders of CGI may vote. Except as described above, there are no outstanding securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind (contingent or otherwise) to which CGI is a party or bound obligating CGI to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock or other voting securities of CGI or obligating CGI to issue, grant, extend or enter into any agreement to issue, grant or extend any security, option, warrant, call, right, commitment, agreement, arrangement or undertaking. Neither CGI, WebSourced nor Proceed Acquisition Sub is subject to any obligation or requirement to provide funds for, or to make any investment (in the form of a loan or capital contribution) to or in any Person. All of the issued and outstanding shares of CGI Common Stock were issued in compliance in all material respects with all applicable federal and state securities laws. The authorized capital stock of Proceed Acquisition Sub consists of 1,000 shares of common stock, no par value per share, 100 of which are duly authorized, validly issued and fully paid and non-assessable, and all of which are, and at the Closing Date will be, owned by CGI free and clear of any Liens.

        5.3     Authorization; Enforceability. Each of CGI and Proceed Acquisition Sub has the corporate power and authority to execute, deliver and perform this Agreement and the other Documents to which it is a party. The execution, delivery and performance of this Agreement and the other Documents to which it is a party and the consummation of the transactions contemplated herein and therein have been duly authorized and approved by each of CGI and Proceed Acquisition Sub, and no other action on the part of any of them is necessary in order to give effect thereto. This Agreement and each of the other Documents to be executed and delivered by each of CGI and Proceed Acquisition Sub have been duly executed and delivered by, and constitute the legal, valid and binding obligations of, each of them, enforceable against each of them, in accordance with their terms, except as such enforcement may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors’ rights generally and except that the availability of equitable remedies is subject to the discretion of the court before which any proceeding therefor may be brought.

        5.4     No Violation or Conflict. None of (a) the execution and delivery by CGI and Proceed Acquisition Sub of this Agreement and the other Documents to be executed and delivered by each of CGI and Proceed Acquisition Sub, (b) consummation by each of CGI and Proceed Acquisition Sub of the transactions contemplated by this Agreement and the other Documents, or (c) the performance of this Agreement and the other Documents required by this Agreement to be executed and delivered by each of CGI and Proceed Acquisition Sub at the Closing, will (1) conflict with or violate the Articles of Incorporation or By-Laws of any of them, (2) conflict with or violate any Law, Order or Permit applicable to any of them, or (3) conflict with or violate any loan or credit agreement, note, bond, mortgage, indenture, contract, agreement, lease or other instrument or obligation to which any of them is a party or by which any of their respective properties may be bound or affected.

        5.5     Governmental Consents and Approvals. The execution, delivery and performance of this Agreement and the other Documents by each of CGI and Proceed Acquisition Sub do not and will not require any consent, approval, authorization, Permit or other order of, action by, filing with or notification to, any Governmental Authority.

        5.6     Litigation. There is no suit, action, arbitration, claim, governmental or other proceeding before any Governmental Authority pending or, to the Knowledge of CGI, threatened, against CGI, WebSourced or Proceed Acquisition Sub.

        5.7     Interim Operations. Proceed Acquisition Sub was formed solely for the purpose of engaging in the transactions contemplated by this Agreement, and have engaged in no other business activities and have conducted their operations only as contemplated in this Agreement.

        5.8     Brokers. Neither CGI nor Proceed Acquisition Sub has employed any financial advisor, broker or finder, and neither CGI nor Proceed Acquisition Sub has incurred and will not incur any broker’s, finder’s, investment banking or similar fees, commissions or expenses in connection with the transactions contemplated by this Agreement.

        5.9    [This section intentionally left blank.]

        5.10    Material Information. All material information concerning CGI, WebSourced and Proceed Acquisition Sub has been made available to the Stockholders.

ARTICLE VI
COVENANTS

        6.1     Performance. Subject to the terms and conditions provided in this Agreement, each of the Parties shall use its respective reasonable best efforts in good faith to take or cause to be taken as promptly as practicable all reasonable actions that are within its power to cause to be performed and fulfilled those of the conditions precedent to its obligations to consummate the transactions contemplated by this Agreement that are dependent upon its actions, including obtaining all necessary approvals, to the end that the transactions contemplated hereby will be fully and timely consummated. Without limiting the generality of the immediately preceding sentence, Proceed shall immediately engage Blackman Kallick Bartelstein LLP to audit its 2003 and 2004 financial results, with all audit fees and expenses to be paid 50% by Proceed and 50% by CGI.

        6.2    Regulatory and Other Authorizations; Notices and Consents.

           (a)        Each of the Parties will use its best efforts to obtain all authorizations, consents, orders and approvals of all Governmental Authorities and officials that may be or become necessary for its execution and delivery of, and the performance of its obligations pursuant to, this Agreement and the other Documents and will cooperate fully with each of the Parties in promptly seeking to obtain all such authorizations, consents, orders and approvals.

           (b)        Each of the Parties shall give promptly such notices to third parties and use its best efforts to obtain such third party consents and estoppel certificates as the Parties may deem necessary or desirable in connection with the consummation of the transactions contemplated by this Agreement and the other Documents. The Parties shall cooperate with each other and use all reasonable efforts to assist in giving such notices and obtaining such consents and estoppel certificates.

        6.3     Notification. From the date this Agreement is signed by the Parties until the Closing, each Party to this Agreement shall promptly notify the other Parties in writing of the occurrence, or pending or threatened occurrence, of (a) any event that would constitute a breach or violation of this Agreement by any Party or that could reasonably be anticipated to cause any representation or warranty made by the notifying Party in this Agreement to be false or misleading in any respect (including without limitation, any event or circumstance which would have been required to be disclosed on the applicable disclosure Schedule if such event or circumstance occurred or existed on or prior to the date of this Agreement), and (b) all other material developments affecting the assets, Liabilities, business, financial condition, operations, results of operations, customer or supplier relations, employee relations, projections or prospects of such Party. Any such notification shall not limit or alter any of the representations, warranties or covenants of the parties set forth in this Agreement nor any rights or remedies a Party may have with respect to a breach of any representation, warranty or covenant.

        6.4    Conduct of Business Pending Closing.

           (a)        At all times prior to the Closing Date, Proceed covenants and agrees that it shall conduct the Business only in the ordinary course of its Business consistent with past practices, and Proceed shall use its commercially reasonable efforts consistent with past practices to preserve intact the Business and to keep available satisfactory relationships with suppliers, customers and others having business relationships with it, excepting only that the Stockholders shall be permitted to cause Proceed to transfer, assign, release or otherwise dispose of the following assets:

             (1)        cash in excess of that required for Proceed to comply with Section 4.26, an automobile currently used by Bruce A. Findley and, subject to the mutual agreement of Proceed and CGI, a custom trailer.

Except in regard to clause 6.4(a)(1) listed above, from the date of this Agreement until the Closing Date there shall not be any material increases or decreases in compensation, capital expenditures, asset sales or affiliate transactions involving Proceed and/or the Stockholders, nor shall there be any unusual cash withdrawals, unusual payments, unusual contracts or contract provisions, or other unusual transactions or business practices involving Proceed and/or the Stockholders.

           (b)        At all times prior to the Closing Date, except as otherwise set forth in this Agreement, Proceed Acquisition Sub covenants and agrees that it will not, directly or indirectly, conduct any business or incur any Liabilities (contingent or otherwise).

           (c)        Proceed and the Stockholders agree that during the period from the date of signing of this Agreement until the Closing Date, Proceed and the Stockholders shall refrain from entering into, participating in, or responding to, any other negotiations, discussions, contracts, letters of intent, or other arrangements of any nature with any third parties (other than CGI) regarding a disposition of Proceed’s Business or assets, the sale of the stock of Proceed, or any other actions which might have the effect of impeding, delaying or making more costly the Merger, provided, however, that this agreement shall no longer be legally binding upon Proceed and the Stockholders if the Closing has not occurred by February 15, 2005.

        6.5     Funds Held in Escrow. The Parties acknowledge that approximately $1.5 million is currently being held in escrow in connection with a potential financing and merger transaction involving Proceed and Capital Growth Systems II. CGI agrees that it will engage in negotiations with the persons and entities who supplied such escrowed funds, in an attempt to negotiate mutually acceptable terms and conditions pursuant to which approximately $750,000 of such escrowed funds may be converted into shares of CGI Common Stock simultaneously with the Merger, provided, however, that CGI shall not be subject to any penalties or payments in the event that such negotiations are not consummated.

ARTICLE VII
EMPLOYMENT MATTERS

        7.1     Current Employees. On the Closing Date, there will be no changes in the employment status, or in the terms and conditions of employment, of the employees of Proceed Surviving Corporation prior to the Merger, except as described in the Employee Salaries Letter or as follows:

           (a)        the aggregate annual base salary of each current employee of Proceed shall be adjusted as set forth in the Employee Salaries Letter; and

           (b)        On or before the Closing Date, Jon and Steve shall enter into four-year Employment Agreements in the forms of Exhibits 7.1(b)(1) and 7.1(b)(2), respectively; and

           (c)        On or before the Closing Date, Bruce shall enter into a four-year Consulting Agreement with Proceed, in a form mutually acceptable to the Stockholders and CGI (the “Bruce Consulting Agreement”). The Bruce Consulting Agreement shall contain, among other things, a 4-year non-competition agreement, with an immediate forfeiture by Bruce to CGI of all of his portion of the Earnout Stock if and in the event that Bruce violates such non-competition agreement under any circumstances whatsoever.

        7.2     Management of Surviving Corporation. Jon, Steve and CGI mutually acknowledge and agree that they intend for Jon and Steve, as the co-Chief Executive Officers of Proceed Surviving Corporation, to manage and control the day-to-day operations of Proceed Surviving Corporation pursuant to the Articles of Incorporation and Bylaws of Proceed Surviving Corporation, but subject to the overall control of the Board of Directors of Proceed Surviving Corporation. Without limiting the generality of the foregoing:

           (a)        Jon, Steve and CGI mutually acknowledge and agree that they intend for Jon and Steve, as the co-Chief Executive Officers of Proceed Surviving Corporation, to have control over day-to-day business operations of Proceed Surviving Corporation, including primary authority regarding the hiring and firing of personnel, marketing strategy, pricing and other product and service strategies; but

           (b)        Jon, Steve and CGI also mutually acknowledge and agree: that they intend for the Board of Directors of Proceed Surviving Corporation to establish and communicate to Jon and Steve, as the co-Chief Executive Officers of Proceed Surviving Corporation, from time to time, management controls representing policies established by such Board of Directors; and that, without limiting the generality of the foregoing, neither Proceed Surviving Corporation, nor any of its subsidiaries may take or agree to take, and Jon and Steve shall not cause, assist nor participate in any fashion in Proceed Surviving Corporation, or any of its subsidiaries taking or agreeing to take, any of the following actions, without the prior express approving vote of the Board of Directors of Proceed Surviving Corporation:

             (1)        amend the Articles of Incorporation or By-laws of Proceed Surviving Corporation;

             (2)        wind-up, liquidate, dissolve or reorganize Proceed Surviving Corporation, or adopt a plan or proposal contemplating any of the foregoing;

             (3)        approve the annual budget of Proceed Surviving Corporation for any fiscal year, or approve any course of action which is likely to cause Proceed Surviving Corporation to materially deviate from its budget;

             (4)        elect or remove corporate officers of Proceed Surviving Corporation;

             (5)        change the base or bonus compensation structure of any of the senior management level employees of Proceed Surviving Corporation;

             (6)        enter into, modify or terminate any employment agreements, severance agreements, profit sharing plans, pension plans, or similar agreements with any employee of or consultant to Proceed Surviving Corporation;

             (7)        issue securities of Proceed Surviving Corporation, including debt or equity securities, options, rights or warrants, or any other securities which are convertible into or exchangeable for shares of common or preferred stock of Proceed Surviving Corporation;

             (8)        register any securities of Proceed Surviving Corporation;

             (9)        merge, consolidate or combine Proceed Surviving Corporation with any other corporation, partnership or other entity;

             (10)        sell assets of Proceed Surviving Corporation, other than in the ordinary course of business;

             (11)        purchase, sell, lease, acquire or dispose of stock or assets valued at $25,000 or more, including acquiring another company, division or line of business (other than matters provided for in Proceed Surviving Corporation’s annual budget approved in accordance with this Section);

             (12)        declare or pay any dividends or any other distribution in respect of any securities of Proceed Surviving Corporation, or redeem, acquire or retire any securities;

             (13)        make or commit to make during any fiscal year capital expenditures or capital leases (other than capital expenditures and capital leases provided for in Proceed Surviving Corporation’s annual budget approved in accordance with this Section) which, in the aggregate, exceed $25,000;

             (14)        enter into any contract, commitment or arrangement of any nature with any corporation, partnership or other entity directly or indirectly owned or controlled by, or an Affiliate of, any employee of Proceed Surviving Corporation, or by any relative of any employee of Proceed Surviving Corporation;

             (15)        create any committee of the Board of Directors, or change a committee of the Board of Directors, of Proceed Surviving Corporation;

             (16)        borrow, issue bonds or notes, or otherwise incur debt or guarantee any debt (other than accounts payable incurred in the ordinary course of business, and any borrowing, issuance of bonds or notes, or other debt or guarantees of any debt provided for in Proceed Surviving Corporation’s annual budget approved in accordance with this Section);

             (17)        mortgage, pledge, grant a security interest, or otherwise encumber the assets of Proceed Surviving Corporation (other than any mortgage, pledge, grant of security interest, or other encumbrance provided for in Proceed Surviving Corporation’s annual budget approved in accordance with this Section);

             (18)        initiate or settle any lawsuit or arbitration proceeding involving Proceed Surviving Corporation, other than actions to collect debts owed to Proceed Surviving Corporation;

             (19)        retain independent certified public accountants to audit the books and financial records of Proceed Surviving Corporation;

             (20)        issue any press release of any type without the prior written approval of the Chief Executive Officer of CGI; or

             (21)        take any action referred to in clauses (1) through (20) above, inclusive, relating to any subsidiary of Proceed Surviving Corporation;

           (c)        Jon and Steve will report directly to S. Patrick Martin, the President and Chief Executive Officer of WebSourced, or his successor;

           (d)        Notwithstanding anything to the contrary contained in this Section 7.2:

             (1)        Jon and Steve expressly acknowledge and agree that they will enthusiastically cooperate with and promptly implement changes intended to optimize the financial performance of the Business, including but not limited to changes in regard to staffing, marketing, pricing, work flow and other operational matters, as may from time to time be requested by S. Patrick Martin, the President and Chief Executive Officer of Websourced; and

             (2)        The Stockholders expressly acknowledge and agree that Bruce will not be paid any amounts under the Bruce Consulting Agreement that would cause the Earnout Year 1 Pre-Tax Earnings, the Earnout Year 2 Pre-Tax Earnings, the Earnout Year 3 Pre-Tax Earnings, or the Earnout Year 4 Pre-Tax Earnings, as the case may be, to be less than $750,000.

        7.3     Assistant Controller. Following the Closing Date, Proceed Surviving Corporation shall hire a corporate Assistant Controller (the “Assistant Controller”) jointly selected by Jon and Steve, as the co-Chief Executive Officers of Proceed Surviving Corporation, and by S. Patrick Martin, as the President and Chief Executive Officer of WebSourced. The Assistant Controller will be invited to attend all Proceed Surviving Corporation management meetings attended by the Chief Financial Officer of Proceed Surviving Corporation, and the Assistant Controller will report to the Chief Financial Officer of Proceed Surviving Corporation, and, as requested, to the President and Chief Executive Officer and Chief Financial Officer of WebSourced.

ARTICLE VIII

PRE-CLOSING ASSIGNMENTS

        8.1     Sale and Assignment of Intellectual Property. The Stockholders hereby sell, convey, give, grant, assign and transfer to Proceed any and all rights, titles and interests of any nature whatsoever that they may have in or to the ownership or use of any and all Intellectual Property and Web Sites used in or associated with Proceed or the Business.

        8.2     Sale and Assignment of All Internet Interests. The Stockholders hereby sell, convey, give, grant, assign and transfer to Proceed any and all rights, titles and interests of any nature whatsoever, legal or beneficial, active or passive, that any of them may have in or to any other Person, business or Web Site involving the sale or provision of information, goods or services over the internet, it being expressly acknowledged and agreed by the Stockholders that it is the intent of the Parties and of this Agreement that following the Merger the Stockholders’ only Business Interests in regard to search engine optimization or marketing, or other businesses of any nature whatsoever involving the internet, will be their interests in CGI, WebSourced and Proceed Surviving Corporation.

ARTICLE IX
EARNOUT

        9.1     Earnout Stock. The Stockholders acknowledge and agree that only a portion of the Stock Consideration — certificates representing 666,666 shares of CGI Common Stock — will actually be delivered to them at the Closing. The Stockholders further acknowledge and agree that the remainder of the Stock Consideration — certificates representing 666,667 shares of CGI Common Stock — hereinafter referred to as the “Earnout Stock” will be set aside and held by Gerard M. Jacobs, the President and Chief Executive Officer of CGI (“Jacobs”), under the following terms and conditions:

Following the conclusion of auditing in regard to Earnout Year 1:

           (a)        If the Earnout Year 1 Pre-Tax Earnings are between $1,925,000 and $2,361,999, then not less than 8,333 and not more than 25,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders in accordance with the allocations set forth on Exhibit 2.6 attached hereto and hereby made a part hereof, and once so delivered by Jacobs to the Stockholders such shares of Earnout Stock are hereinafter referred to as “Delivered Earnout Stock”);

           (b)        If the Earnout Year 1 Pre-Tax Earnings are between $2,362,000 and $2,974,999, then not less than 16,666 and not more than 50,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (c)        If the Earnout Year 1 Pre-Tax Earnings are between $2,975,000 and $3,674,999, then not less than 25,000 and not more than 75,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (d)        If the Earnout Year 1 Pre-Tax Earnings are $3,675,000 or higher, then not less than 33,333 and not more than 100,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

Following the conclusion of auditing in regard to Earnout Year 2:

           (e)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-2 are between $1,925,000 and $2,361,999, then, in addition to any Earnout Stock issued pursuant to (a)-(d) above, not less than 8,333 and not more than 25,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (f)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-2 are between $2,362,000 and $2,974,999, then, in addition to any Earnout Stock issued pursuant to (a)-(d) above, not less than 16,666 and not more than 50,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (g)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-2 are between $2,975,000 and $3,674,999, then, in addition to any Earnout Stock issued pursuant to (a)-(d) above, not less than 25,000 and not more than 75,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (h)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-2 are $3,675,000 or higher, then, in addition to any Earnout Stock issued pursuant to (a)-(d) above, not less than 33,333 and not more than 100,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

Following the conclusion of auditing in regard to Earnout Year 3:

           (i)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-3 are between $1,925,000 and $2,361,999, then, in addition to any Earnout Stock issued pursuant to (a) – (h) above, not less than 8,333 and not more than 25,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (j)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-3 are between $2,362,000 and $2,974,999, then, in addition to any Earnout Stock issued pursuant to (a) – (h) above, not less than 16,666 and not more than 50,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (k)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-3 are between $2,975,000 and $3,674,999, then, in addition to any Earnout Stock issued pursuant to (a) – (h) above, not less than 25,000 and not more than 75,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

           (l)        If the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-3 are $3,675,000 or higher, then, in addition to any Earnout Stock issued pursuant to (a) – (h) above, not less than 33,333 and not more than 100,000 shares of the Earnout Stock — the exact number within that range of shares of Earnout Stock to be selected by Jacobs in his sole discretion — will be delivered by Jacobs to the Stockholders as Delivered Earnout Stock;

Following the conclusion of auditing in regard to the entire Earnout Period:

           (m)        If the Earnout Period Average Yearly Pre-Tax Earnings are $1,100,000 or less, then all of the Earnout Stock, reduced by the aggregate of all previously Delivered Earnout Stock, shall be returned by Jacobs to CGI and cancelled;

           (n)        If the Earnout Period Average Yearly Pre-Tax Earnings are between $1,100,001 and $1,350,000, then 166,667 shares of the Earnout Stock, reduced by the aggregate of all previously Delivered Earnout Stock, shall be delivered by Jacobs to the Stockholders, and all of the remaining Earnout Stock then held by Jacobs shall be returned by Jacobs to CGI and cancelled;

           (o)        If the Earnout Period Average Yearly Pre-Tax Earnings are between $1,350,001 and $1,700,000, then 333,334 shares of the Earnout Stock, reduced by the aggregate of all previously Delivered Earnout Stock, shall be delivered by Jacobs to the Stockholders, and all of the remaining Earnout Stock then held by Jacobs shall be returned by Jacobs to CGI and cancelled;

           (p)        If the Earnout Period Average Yearly Pre-Tax Earnings are between $1,700,001 and $2,100,000, then 500,000 shares of the Earnout Stock, reduced by the aggregate of all previously Delivered Earnout Stock, shall be delivered by Jacobs to the Stockholders, and all of the remaining Earnout Stock then held by Jacobs shall be returned by Jacobs to CGI and cancelled; and

           (q)        If the Earnout Period Average Yearly Pre-Tax Earnings are between $2,100,001 or higher, then all of the Earnout Stock, reduced by the aggregate of all previously Delivered Earnout Stock, shall be delivered by Jacobs to the Stockholders.

Shares of Earnout Stock required to be delivered by Jacobs to the Stockholders as described above shall be delivered by Jacobs to the Stockholders within ten (10) days following the receipt by CGI from CGI’s independent certified public accountants of the calculations of the Earnout Year 1 Pre-Tax Earnings, the Earnout Year 2 Pre-Tax Earnings, the Earnout Year 3 Pre-Tax Earnings, and the Earnout Period Pre-Tax Earnings, respectively. CGI will use good faith efforts to persuade CGI’s independent public accountants to deliver such calculations as promptly as practicable following the end of the Earnout Year 1, the Earnout Year 2, the Earnout Year 3, and the Earnout Period, respectively. In calculating the Earnout Year 1 Pre-Tax Earnings, the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-2, the Earnout Period Average Yearly Pre-Tax Earnings for Years 1-3, and the Earnout Period Average Yearly Pre-Tax Earnings, the aggregate salary and benefits of the Assistant Controller contemplated to be hired under Section 7.3 shall be added back, dollar-for-dollar, into such earnings to the effect that such calculation will be made as if such salary and benefits had not occurred.

ARTICLE X

REGISTRATION RIGHTS

        10.1     FILING OF REGISTRATION STATEMENT. THE STOCK CONSIDERATION WILL BE UNREGISTERED, RESTRICTED STOCK AND SHALL CONSTITUTE RESTRICTED SECURITIES AS THAT TERM IS DEFINED IN RULE 144 PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. CGI HAS AGREED TO FILE A REGISTRATION STATEMENT WITH THE SEC ON OR PRIOR TO DECEMBER 31, 2004, IN REGARD TO CERTAIN SHARES OF CGI COMMON STOCK ISSUED IN CONNECTION WITH CERTAIN PRIVATE PLACEMENTS AND THE ACQUISITION OF WEBCAPADES, INC. (THE “2004 REGISTRATION STATEMENT”), AND CGI HAS AGREED TO FILE A REGISTRATION STATEMENT WITH THE SEC IN REGARD TO CERTAIN SHARES OF CGI COMMON STOCK TO BE ISSUED IN CONNECTION WITH THE ACQUISITION OF THE MARKETSMART COMPANIES WITHIN 60 DAYS FOLLOWING THE EFFECTIVENESS DATE OF THE 2004 REGISTRATION STATEMENT (THE “MARKETSMART REGISTRATION STATEMENT”). CGI HEREBY AGREES THAT IT WILL USE GOOD FAITH EFFORTS TO CAUSE THE MARKETSMART REGISTRATION STATEMENT TO COVER THE STOCK CONSIDERATION, AND TO CAUSE THE MARKETSMART REGISTRATION STATEMENT TO BE DECLARED EFFECTIVE BY THE SEC AS SOON AS PRACTICABLE AFTER ITS FILING. IF FOR WHATEVER REASON, CGI IS UNABLE TO CAUSE THE MARKETSMART REGISTRATION STATEMENT TO COVER THE STOCK CONSIDERATION, THEN CGI WILL USE ITS GOOD FAITH EFFORTS TO CONTINUE TO CAUSE THE STOCK CONSIDERATION TO BE REGISTERED BY SUBSEQUENT REGISTRATION STATEMENTS OF CGI COMMON STOCK, AS PRACTICABLE, UNTIL SUCH TIME AS THE STOCK CONSIDERATION HAS BEEN REGISTERED.

ARTICLE XI
CONDITIONS PRECEDENT TO CLOSING

        11.1     Conditions Precedent to the Obligations of the Parties. The obligation of each of the Parties to consummate the transactions described in this Agreement shall be subject to the fulfillment on or before the Closing of the following conditions precedent, each of which may be waived by a Party in its sole discretion:

           (a)        Representations, Warranties and Covenants of the Stockholders and Proceed. The representations and warranties of the Stockholders and Proceed contained in this Agreement shall have been true and correct when made and shall be true and correct in all material respects as of the Closing, with the same force and effect as if made as of the Closing Date, other than such representations and warranties that are expressly made as of another date, and the covenants and agreements contained in this Agreement to be complied with by the Stockholders and Proceed on or before the Closing shall have been complied with, and CGI and Proceed Acquisition Sub shall have received a certificate from the Stockholders and Proceed to such effect signed by the Stockholders and by a duly authorized officer of Proceed.

           (b)        Representations, Warranties and Covenants of CGI and Proceed Acquisition Sub. The representations and warranties of each of CGI and Proceed Acquisition Sub contained in this Agreement shall have been true and correct when made and shall be true and correct in all material respects as of the Closing, with the same force and effect as if made as of the Closing Date, other than such representations and warranties that are expressly made as of another date, and the covenants and agreements contained in this Agreement to be complied with by CGI and Proceed Acquisition Sub on or before the Closing shall have been complied with, and Proceed shall have received a certificate to such effect signed by a duly authorized officer of CGI and Proceed Acquisition Sub.

           (c)        No Adverse Change of Proceed. No events or conditions shall have occurred which individually or in the aggregate, have had, or may reasonably be anticipated to give rise to any Material Adverse Effect on Proceed.

           (d)        No Adverse Change of CGI, WebSourced, or Proceed Acquisition Sub. No events or conditions shall have occurred which individually or in the aggregate, have had, or may reasonably be anticipated to give rise to any Material Adverse Effect on CGI, WebSourced, or Proceed Acquisition Sub.

           (e)        Governmental Approvals. Any and all approvals from Governmental Authorities required for the lawful consummation of the transactions contemplated by this Agreement and the other Documents shall have been obtained. The Articles of Merger and Plan of Merger shall have been filed with the Secretary of State of the State of Illinois and the Department of Financial Institutions of the State of Wisconsin.

           (f)        Consents. Any and all needed consents and approvals from third parties for the consummation of the transactions contemplated by this Agreement and the other Documents shall have been obtained, including but not limited to any and all needed consents and approvals in regard to Great Expectations.

           (g)        No Actions, Suits or Proceedings. No Order of any Court or Governmental Authority shall have been issued restraining, prohibiting, restricting or delaying, the consummation of the transactions contemplated by this Agreement and the other Documents. No Litigation shall be pending or, to the Knowledge of the Parties to this Agreement, threatened, before any Court or Governmental Authority to restrain, prohibit, restrict or delay, or to obtain damages or a discovery order in respect of this Agreement or the consummation of the transactions contemplated hereby. No insolvency proceeding of any character including without limitation, bankruptcy, receivership, reorganization, dissolution or arrangement with creditors, voluntary or involuntary, affecting Proceed shall be pending, and Proceed shall not have taken any action in contemplation of, or which would constitute the basis for, the institution of any such proceedings.

           (h)        Proceed Shares. The Stockholders shall have delivered Proceed Certificates evidencing all of the Proceed Shares to CGI.

           (i)        Stock Consideration. CGI shall have delivered to the Stockholders 666,666 shares of the Stock Consideration in accordance with Exhibit 2.6 and Section 9.1, and CGI shall have delivered the Earnout Stock to Jacobs in accordance with Section 9.1.

           (j)        Closing Documents. Each Party shall have delivered to the other Parties, as applicable, the resolutions, certificates, documents and instruments set forth below:

             (1)        a copy of the resolutions duly, validly and unanimously adopted by the respective Boards of Directors and stockholders of each of Proceed, CGI and Proceed Acquisition Sub, certified by the corporate secretary of the applicable entity, authorizing and approving the execution and delivery and performance of this Agreement and the other Documents and the transactions contemplated hereby and thereby;

             (2)        the corporate minute books and stock record books of Proceed shall have been delivered to Proceed Acquisition Sub, as applicable; and

             (3)        such other Documents and instruments as a Party or its counsel may reasonably request.

           (k)        Audited Financial Statements. Blackman Kallick Bartelstein LLP shall have delivered to CGI audited financial statements of Proceed for 2003 and 2004, prepared in accordance with GAAP, and accompanied by a signed, unqualified opinion of Blackman Kallick Bartelstein LLP (the “Audited Proceed Financial Statements”), and an audited balance sheet of Proceed as of December 31, 2004 (the “Audited Proceed Balance Sheet”), and such Audited Proceed Financial Statements and Audited Proceed Balance Sheet shall be consistent, in CGI’s sole discretion, with the Unaudited Proceed Financial Statements and Unaudited Proceed Balance Sheet which have previously been provided to CGI.

           (l)        Elimination of Long-Term Debt; Cash in Excess of Liabilities. Proceed shall demonstrate to CGI and Proceed Acquisition Sub that on or prior to the Closing Date the Stockholders have caused all of Proceed’s approximately $1.6+ million of long-term debt to be eliminated, and that Proceed’s aggregate cash in its checking and savings accounts exceeds by at least One Hundred and Eighty-Five Thousand Dollars ($185,000) the aggregate amount of Proceed’s remaining Indebtedness and Liabilities on the Closing Date.

           (m)        Due Diligence. CGI shall have completed its due diligence investigation of Proceed (including without limitation an examination of corporate books and records, financials, historical operations, management, business practices, computer systems, prospects, legal, tax, ERISA and other matters), and the results of such investigation shall be satisfactory to CGI in its sole discretion. Proceed shall have completed its due diligence investigation of CGI (including without limitation an examination of corporate books and records, financials, historical operations, management, business practices, computer systems, prospects, legal, tax, ERISA and other matters), and the results of such investigation shall be satisfactory to Proceed in its sole discretion.

           (n)        [This section intentionally left blank.]

ARTICLE XII
INDEMNIFICATION

        12.1     Survival of Representations, Warranties and Covenants. The representations and warranties contained in this Agreement shall survive as follows until the expiration of the applicable statute of limitations. All covenants and agreements contained in this Agreement (and in the corresponding covenants and agreements set forth in any of the Documents) shall survive the Closing and continue in full force until fully performed in accordance with their terms.

        12.2    Indemnification.

           (a)        The Stockholders jointly and severally agree to indemnify and hold harmless CGI and Proceed Acquisition Sub, and each of their respective successors and assigns, together with all of their officers and directors, from and against any and all losses, damages, liabilities, obligations, costs or expenses (any one such item being herein called a “Loss” and all such items being herein collectively called “Losses”) which are caused by or arise out of (1) any breach or default in the performance by the Stockholders or Proceed of any covenant or agreement of the Stockholders or Proceed contained in this Agreement; (2) any material breach of warranty or inaccurate or erroneous representation made by the Stockholders or Proceed herein, in this Agreement or in any Schedule (including the Disclosure Schedule) delivered to CGI or Proceed Acquisition Sub pursuant hereto or in any certificate or other instrument delivered by or on behalf of the Stockholders or Proceed pursuant hereto; and (3) any and all actions, suits, proceedings, claims, demands, judgments, costs and expenses (including reasonable legal fees) arising out of the foregoing, if and to the extent that such aggregate Losses exceed an aggregate of Fifty Thousand Dollars ($50,000). Without limiting the generality of the immediately preceding sentence, the Stockholders shall fully indemnify and hold harmless CGI and Proceed Acquisition Sub from and against all Claims of Any Nature regarding Proceed created or incurred prior to the Closing other than the Approved Liabilities (“Unapproved Liabilities”) until the applicable statutes of limitations expire in regard to such liabilities if such aggregate Unapproved Liabilities exceed Fifty Thousand Dollars ($50,000). If Proceed has aggregate Losses and/or Unapproved Liabilities which exceed $50,000, then CGI shall be permitted to apply and offset, dollar-for-dollar, the amount of such aggregate Losses and/or Unapproved Liabilities against the Earnout Stock, in each case on a pro rata basis.

           (b)        CGI and Proceed Acquisition Sub jointly and severally agree to indemnify and hold harmless the Stockholders and each of their respective successors and assigns, from and against any and all Losses which are caused by or arise out of (1) any material breach or default in the performance by CGI or Proceed Acquisition Sub of any covenant or agreement of CGI, WebSourced, or Proceed Acquisition Sub contained in this Agreement; (2) any material breach of warranty or inaccurate or erroneous representation made by CGI or Proceed Acquisition Sub herein, in this Agreement or in any Schedule delivered to the Stockholders or Proceed pursuant hereto or in any certificate or other instrument delivered by or on behalf of CGI or Proceed Acquisition Sub pursuant hereto; and (3) any and all actions, suits, proceedings, claims, demands, judgments, costs and expenses (including reasonable legal fees) arising out of the foregoing, if and to the extent that such aggregate Losses exceed an aggregate of Fifty Thousand Dollars ($50,000).

           (c)        Any indemnified party seeking indemnification hereunder shall give to the party obligated to provide indemnification to such indemnified party a notice describing in reasonable detail the facts giving rise to any claim for indemnification hereunder and shall include in such notice the amount or the method of computation of the amount of such claim, and a reference to the provision of this Agreement or any other agreement, document or instrument executed pursuant hereto or in connection herewith upon which such claim is based. After the giving of any notice pursuant hereto, the amount of indemnification to which an indemnified party shall be entitled under this Article XII shall be determined by the written agreement between the indemnified party and the indemnifying party or by a final judgment or decree of any Court of competent jurisdiction.

        12.3     Third Party Claim. If any third person asserts a claim against an indemnified party hereunder that, if successful, might result in a claim for indemnification against any indemnifying party hereunder, the indemnifying party shall be given prompt written notice thereof and shall have the right (a) to participate in the defense thereof and be represented, at this or its own expense, by advisory counsel selected by it, and (b) to approve any settlement if the indemnifying party is, or will be, required to pay any amounts in connection therewith. Notwithstanding the foregoing, if within ten (10) Business Days after delivery of the indemnified party’s notice described above, the indemnifying party indicates in writing to the indemnified party that, as between such parties, such claims shall be fully indemnified for by the indemnifying party as provided herein, then the indemnifying party shall have the right to control the defense of such claim, provided that the indemnified party shall have the right (1) to participate in the defense thereof and be represented, at his or its own expenses, by advisory counsel selected by it, and (2) to approve any settlement if the indemnified party’s interests are, or would be, affected thereby, which approval shall not be unreasonably withheld, conditioned or delayed.

ARTICLE XIII
WARRANTS

        13.1     Issuance of Warrants — Jon and Steve. At the Closing, Jon and Steve each shall be issued warrants to purchase CGI Common Stock in accordance with the following terms and conditions:

Aggregate Number of Shares	Excerise Price	Vesting Date	Expiration Date	Conditions

100,000	(1)	1/3 on each of the first, second and third anniversaries of the Closing Date	5th anniversary of the Closing Date	(4), (5), (6)

(1)     Closing price per share of CGI Common Stock on the last trading day prior to the Closing Date.

(4)     Such warrants shall be evidenced by the typical form of Warrant Agreement used by CGI, and all terms and conditions of such form of Warrant Agreement shall apply to and limit such warrants (for example, and without limiting the generality of the foregoing: as in the case of all employee warrants granted by CGI including those issued or to be issued to Gerard M. Jacobs and S. Patrick Martin, the number of shares covered by such warrants, and the strike price per share of such warrants, shall be appropriately adjusted to reflect any and all stock splits, stock dividends, and other corporate events following the date of issuance of such warrants).

(5) Such warrants shall not become vested and therefore cannot be exercised until the vesting date of such warrants, and such warrants shall terminate immediately in the event that Jon or Steve, as applicable, is not continuously employed by a subsidiary of CGI, for any reason, from the Closing Date until the vesting date of such warrants.

(6) Such warrants shall terminate if not exercised within thirty (30) days following the last day of employment of Jon or Steve, as the case may be, by a subsidiary of CGI.

        13.2     Issuance of Warrants — Other Employees. In consideration of the termination of all outstanding employee options, warrants and other rights to purchase or acquire any shares of capital stock of Proceed, at the Closing a group of employees of Proceed designated by Jon and Steve, and approved by S. Patrick Martin on behalf of CGI and WebSourced, shall be issued warrants to purchase CGI Common Stock in accordance with the following terms and conditions:

Aggregate Number of Shares	Excerise Price	Vesting Date	Expiration Date	Conditions

100,000	(1)	1/3 on each of the first, second and third anniversaries of the Closing Date	5th anniversary of the Closing Date	(4), (5), (6)

(1)     Closing price per share of CGI Common Stock on the last trading day prior to the Closing Date.

(4)     Such warrants shall be evidenced by the typical form of Warrant Agreement used by CGI, and all terms and conditions of such form of Warrant Agreement shall apply to and limit such warrants (for example, and without limiting the generality of the foregoing: as in the case of all employee warrants granted by CGI including those issued or to be issued to Gerard M. Jacobs and S. Patrick Martin, the number of shares covered by such warrants, and the strike price per share of such warrants, shall be appropriately adjusted to reflect any and all stock splits, stock dividends, and other corporate events following the date of issuance of such warrants).

(5) Such warrants shall not become vested and therefore cannot be exercised until the vesting date of such warrants, and such warrants shall terminate immediately in the event that the employee in question is not continuously employed by a subsidiary of CGI, for any reason, from the Closing Date until the vesting date of such warrants.

(6) Such warrants shall terminate if not exercised within thirty (30) days following the last day of employment of the employee in question by a subsidiary of CGI.

ARTICLE XIV
TERMINATION

        14.1     Termination.

           (a)        Either Party shall have the right to terminate this Agreement in the event that one of the conditions precedent to Closing set forth in Section 11.1 cannot be met.

           (b)        This Agreement shall terminate if the Closing does not occur by February 15, 2005, unless such date is extended by mutual agreement of the Parties.

ARTICLE XV
TAX ALLOCATIONS

        15.1     Tax Allocations. Until the Closing Date, Proceed will continue to operate as a “Sub S” corporation, whose income is taxed at the shareholder level. Following the Closing, Proceed Surviving Corporation will operate as a “C corp”, whose income is taxed at the corporate level. Without limiting the generality of Sections 4.15 and 4.27, the Stockholders expressly acknowledge and agree that they will be jointly and severally liable for the due and timely payment of all income taxes arising from the operating of Proceed prior to the Closing Date.

ARTICLE XVI
MISCELLANEOUS

        16.1     Notices. All notices, requests, consents and other communications hereunder shall be in writing, shall be addressed to the receiving Party’s address set forth below or to such other address as a Party may designate by notice hereunder, and shall be either (a) delivered by hand, (b) made by facsimile transmission, (c) sent by recognized overnight courier, or (d) sent by certified mail, return receipt requested, postage prepaid.

If to CGI or Proceed Acquisition Sub to:	CGI Holding Corporation 100 N. Waukegan Road, Suite 100 Lake Bluff, Illinois 60044 Attn: Gerard M. Jacobs
With a copy to:	An attorney designated by Gerard M. Jacobs
And with a copy to:	WebSourced, Inc. 300 Perimeter Park Drive, Suite D Morrisville, NC 27560 Attn: S. Patrick Martin
If to the Stockholders or Proceed:	Proceed Interactive 1011 East Touhy Avenue, Suite 200 Des Plaines, Illinois 60018 Attn: Jonathan and Stephen Schepke and Bruce A. Findley
With a copy to:	Pedersen & Houpt Suite 3100 161 North Clark Street Chicago, Illinois 60601-3242 Attention: David E. Schmidt

        All notices, requests, consents and other communications hereunder shall be deemed to have been delivered (1) if by hand, at the time of the delivery thereof to the receiving party at the address of such party set forth above, (2) if sent by facsimile transmission, at the time receipt has been acknowledged by electronic confirmation or otherwise, (3) if sent by overnight courier, on the next business day following the day such notice is delivered to the courier service, or (4) if sent by certified mail, on the fifth (5th) Business Day following the day such mailing is made.

        16.2     Entire Agreement. This Agreement and the other Documents embody the entire agreement and understanding between the Parties with respect to the subject matter hereof and supersede all prior oral or written agreements and understandings relating to the subject matter hereof. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in the Documents shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Agreement.

        16.3     Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors, heirs, personal representatives, legal representatives, and permitted assigns.

        16.4     Assignment. Neither this Agreement, nor any right hereunder, may be assigned by any of the Parties without the prior written consent of the other Parties.

        16.5     Modifications and Amendments. The terms and provisions of this Agreement may be modified or amended only by written agreement executed by all Parties hereto.

        16.6     Waivers. The terms and provisions of this Agreement may be waived, or consent for the departure therefrom granted, only by written document executed by the Party entitled to the benefits of such terms or provisions. No such waiver or consent shall be deemed to be or shall constitute a waiver or consent with respect to any other terms or provisions of this Agreement, whether or not similar. Each such waiver or consent shall be effective only in the specific instance and for the purpose for which it was given, and shall not constitute a continuing waiver or consent. No failure or delay by a Party in exercising any right, power or remedy under this Agreement, and no course of dealing between the Parties hereto, shall operate as a waiver of any such right, power or remedy of the Party. No single or partial exercise of any right, power or remedy under this Agreement by a Party, nor any abandonment or discontinuance of steps to enforce any such right, power or remedy, shall preclude such Party from any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The election of any remedy by a Party shall not constitute a waiver of the right of such Party to pursue other available remedies. No notice to or demand on a Party not expressly required under this Agreement shall entitle the party receiving such notice or demand to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Party giving such notice or demand to any other or further action in any circumstances without such notice or demand.

        16.7     No Third Party Beneficiary. Except as otherwise provided herein, nothing expressed or implied in this Agreement is intended, or shall be construed, to confer upon or give any Person other than the Parties and their respective heirs, personal representatives, legal representatives, successors and permitted assigns, any rights or remedies under or by reason of this Agreement. Notwithstanding the foregoing, the indemnified entities and persons referred to in Article XII are expressly acknowledged to be third party beneficiaries of this Agreement.

        16.8     Severability. If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law, or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the Parties shall negotiate in good faith to modify this Agreement so as to effect the original intent of the Parties as closely as possible in an acceptable manner to the end that transactions contemplated hereby are fulfilled to the extent possible.

        16.9     Publicity. Neither Proceed nor the Stockholders shall make, or cause to be made, any press release or public announcement in respect of this Agreement or the transactions contemplated hereby or otherwise communicate with any news media without the prior written consent of CGI, except as may be required by Law. Neither CGI, WebSourced, or Proceed Surviving Corporation shall make, or cause to be made, any press release or public announcement in respect of this Agreement or the transactions contemplated hereby or otherwise communicate with any news media without the prior written consent of the Stockholders, except as required by Law. CGI and the Stockholders shall cooperate in regard to the timing and contents of any press release or public announcement which CGI and Proceed shall decide to make.

        16.10     Governing Law. This Agreement and the rights and obligations of the parties hereunder shall be construed in accordance with and governed by the Law of the State of Illinois without giving effect to the conflict of law principles thereof.

        16.11     Counterparts; Facsimile Signatures. This Agreement may be executed in any number of counterparts, either manually or via facsimile transmission of signatures, each of which shall be deemed an original but all of which together shall constitute one and the same agreement.

        16.12     Headings. The descriptive headings contained in this Agreement are for convenience of reference only and shall not affect in any way the meaning or interpretation of this Agreement.

        16.13     Expenses. Except as otherwise specified in this Agreement, all costs and expenses, including, without limitation, fees and disbursements of counsel, financial advisors and accountants, incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the Party incurring such costs and expenses, whether or not the Closing shall have occurred.

        16.14     Further Assurances. At any time and from time to time after the Closing Date each Party shall execute and deliver such other instruments of sale, transfer, conveyance, assignment and confirmation as may be reasonably requested in order to more effectively carry forth the terms and conditions of this Agreement and the Documents.

        16.15     Arbitration. Any controversy, dispute or claim arising out of or in connection with this Agreement shall be settled by final and binding arbitration to be conducted by an arbitration tribunal in Chicago, Illinois, pursuant to the rules of the American Arbitration Association. The arbitration tribunal shall consist of one arbitrator. If the parties cannot agree on the arbitrator, the office of the American Arbitration Association in Chicago, Illinois shall make the necessary appointment. The decision or award of the arbitrator shall be final, and judgment upon such decision or award may be entered in any competent court or application may be made to any competent court for judicial acceptance of such decision or award and an order of enforcement. In the event of any procedural matter not covered by the aforesaid rules, the procedural law of the State of Illinois shall govern. Notwithstanding the agreement to arbitrate contained in this Section 16.15, any party may apply to any court having jurisdiction to enforce this Agreement to seek provisional injunctive relief so as to maintain the status quo until the arbitration award is rendered or the dispute is otherwise resolved.

        16.16     Incorporation by Reference. Each Exhibit and Schedule to this Agreement is hereby incorporated into this Agreement by reference thereto, with the same legally binding force and effect as if such Exhibit or Schedule were fully set forth herein.

        IN WITNESS WHEREOF, the parties hereto have each executed and delivered this Agreement as of the day and year first above written.

 CGI HOLDING CORPORATION

 By: /s/ Gerard M. Jacobs
         _____________________________________________________
 Name: Gerard M. Jacobs
         _____________________________________________________
Title: President and CEO

PROCEED ACQUISITION SUB, INC.

By: /s/ Gerard M. Jacobs
        _____________________________________________________
Name: Gerard M. Jacobs
        _____________________________________________________
Title: President and CEO

MEANDAUR, INC. d/b/a PROCEED INTERACTIVE

By: /s/ Bruce A. Findley
        _____________________________________________________
Name: Bruce A. Findley
        _____________________________________________________
Title: President and Chairman

/s/ Bruce A. Findley
_____________________________________________________________
Bruce A. Findley, in his individual capacity and in his capacity as a Stockholder, director and officer of Proceed, as applicable

/s/ Jonathan Schepke
_____________________________________________________________
Jonathan Schepke, in his individual capacity and in his capacity as a Stockholder, director and officer of Proceed, as applicable

/s/ Stephen Schepke
_____________________________________________________________
Stephen Schepke, in his individual capacity and in his capacity as a Stockholder, director and officer of Proceed, as applicable

EXHIBIT 10.13

FIRST AMENDMENT TO AGREEMENT

        This First Amendment to Agreement (this “Amendment”) is made and entered into as of February 15, 2005, by and among CGI HOLDING CORPORATION, a Nevada corporation (“CGI”), PROCEED ACQUISITION SUB, INC., an Illinois corporation and wholly owned subsidiary of CGI (“Proceed Acquisition Sub”), MEANDAUR, INC. d/b/a PROCEED INTERACTIVE, a Wisconsin corporation (“Proceed”), BRUCE A. FINDLEY (“Bruce”), a resident of Wisconsin, JONATHAN SCHEPKE (“Jon”), a resident of Illinois, and STEPHEN SCHEPKE (“Steve”), a resident of California. Bruce, Jon and Steve are sometimes referred to individually as a “Stockholder” and collectively as the “Stockholders”). CGI, Proceed Acquisition Sub, Proceed, Bruce, Jon and Steve are sometimes referred to herein each, individually, as a “Party” and, collectively, as the “Parties”.

WITNESSETH:

        WHEREAS, the Parties are parties to that certain Agreement dated December 23, 2004 (the “Agreement”).

        WHEREAS, capitalized terms used but not defined in this Amendment shall have the meanings assigned in the Agreement.

        WHEREAS, pursuant to Section 3.2 of the Agreement, the Closing Date for the Merger is February 15, 2005, or such other date as the Parties may agree upon in writing.

        WHEREAS, pursuant to Section 6.4(a) and (c) of the Agreement, the Parties agreed that certain restrictions imposed upon Proceed and the Stockholders would no longer be legally binding upon Proceed and the Stockholders if the Closing has not occurred by February 15, 2005.

        WHEREAS, Section 11.1 of the Agreement provides for certain audited financial statement delivery requirements that the Parties desire to amend pursuant to the terms hereto.

        WHEREAS, Section 14.1(b) of the Agreement provides that the Agreement shall terminate if the Closing does not occur by February 15, 2005, unless such date is extended by mutual agreement of the Parties.

        WHEREAS, pursuant to Section 16.5 of the Agreement, the terms and provisions of the Agreement may be modified or amended only by written agreement executed by all of the Parties.

        WHEREAS, the Parties desire to extend the Closing Date for the Merger until August 31, 2005 and further amend the Agreement as set forth herein.

        NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby mutually acknowledged, the Parties hereby agree as follows:

1.     Section 3.2 of the Agreement is hereby amended to read in its entirety as follows:

        Subject to the terms and conditions of this Agreement, the closing of the transactions contemplated by this Agreement (the “Closing”) shall take place at the offices of Pedersen & Houpt, 161 N. Clark Street, Suite 3100, Chicago, Illinois, at 9:30 A.M. CST on August 31, 2005, or at such other place or time or on such other date as the Parties may agree upon in writing (the day on which the Closing takes place being the “Closing Date”).

2.     Section 6.4(a) of the Agreement is hereby amended by adding the following to the end of the Section:

        ; provided, however, that Proceed shall be allowed to issue shares of its capital stock to third parties (“Additional Stockholders”) provided that: (i) Proceed immediately notifies CGI that it has issued shares to an Additional Stockholder, (ii) each Additional Stockholder agrees to be bound by the terms of this Agreement and any confidentiality agreement between CGI and Proceed, and signs any documents, agreements or consents deemed necessary by CGI to such effect, (iii) each Additional Stockholder executes and delivers to CGI a confidentiality agreement in such form reasonably determined by CGI pursuant to which the Additional Stockholder agrees not to disclose any confidential or material non-public information of CGI and agrees not to directly or indirectly to purchase, sell, offer to purchase (by way of tender offer or otherwise) or sell short any of CGI’s securities or debt obligations without the prior written consent of the Chief Executive Officer of CGI, (iv) the Additional Stockholder certifies to CGI in writing that the Additional Stockholder (A) is an “Accredited Investor” as such term is defined in Regulation D; (B) is acquiring the shares issued to the Additional Stockholder as part of the Stock Consideration for investment purposes only, for its own account and not with a view to resale or other transfer; and (C) acknowledges that CGI is under no obligation to proceed with the closing of the Merger, and the Merger is subject to CGI approving Proceed’s financial information (which approval may be withheld for any reason in CGI’s sole discretion) and CGI completing its due diligence investigation of Proceed the results of which must be satisfactory to CGI in its sole discretion, and (v) in no way shall the admission of any Additional Stockholder result in an increase in the Merger Consideration due pursuant to Section 2.6 or an increase in the number of warrants to be issued pursuant to Article XIII herein.

3.     Section 6.4(c) of the Agreement is hereby amended to read in its entirety as follows:

        Proceed and the Stockholders agree that during the period from the date of signing of this Agreement until the Closing Date, Proceed and the Stockholders shall refrain from entering into, participating in, or responding to, any other negotiations, discussions, contracts, letters of intent, or other arrangements of any nature with any third parties (other than CGI) regarding a disposition of Proceed’s Business or assets, the sale of the stock of Proceed, or any other actions which might have the effect of impeding, delaying or making more costly the Merger, provided, however, that this agreement shall no longer be legally binding upon Proceed and the Stockholders if the Closing has not occurred by August 31, 2005, and provided further, however, that nothing in this Section nor elsewhere in this Agreement shall be deemed to limit Proceed’s ability to borrow money from one or more third parties during the period between February 15, 2005 and August 31, 2005 (“Additional Indebtedness”), provided that (i) as of the Closing Date, Proceed will be free and clear of all Indebtedness and Liabilities in accordance with Sections 4.27 and 11.1(l) it being understood by the Parties that any Additional Indebtedness incurred shall not be deemed to be Approved Liabilities, and (ii) the lender of the Additional Indebtedness acknowledges that CGI is under no obligation to proceed with the closing of the Merger, and the Merger is subject to CGI approving Proceed’s financial information (which approval may be withheld for any reason in CGI’s sole discretion) and CGI completing its due diligence investigation of Proceed the results of which must be satisfactory to CGI in its sole discretion.

4.    Section 11.1(k) of the Agreement is hereby amended to read in its entirety as follows:

        Audited Financial Statements. Blackman Kallick Bartelstein LLP shall have delivered to CGI audited financial statements of Proceed for 2003, 2004 (the “Audited Proceed Financial Statements”) and the six month period ended June 30, 2005 (the “June 30 Audited Proceed Financial Statements”), prepared in accordance with GAAP, and accompanied by a signed, unqualified opinion of Blackman Kallick Bartelstein LLP, and an audited balance sheet of Proceed as of December 31, 2004 the “Audited Proceed Balance Sheet”) and June 30, 2005 (the “June 30 Audited Proceed Balance Sheet”), and (A) such Audited Proceed Financial Statements and Audited Proceed Balance Sheet shall be consistent in CGI’s sole discretion, with the Unaudited Proceed Financial Statements and Unaudited Proceed Balance Sheet which have previously been provided to CGI, and (B) the June 30 Audited Proceed Financial Statements and June 30 Audited Proceed Balance Sheet shall be delivered to CGI on or before August 15, 2005 and shall reflect income, expenses, cash flows, assets, liabilities and stockholders equity in amounts acceptable to CGI in its sole discretion. Proceed shall be solely responsible for the costs and expenses associated with the preparation and delivery of the June 30 Audited Proceed Financial Statements and the June 30 Audited Proceed Balance Sheet.

5.     Section 14.1(b) of the Agreement is hereby amended to read in its entirety as follows:

        This Agreement shall terminate if the Closing does not occur by August 31, 2005, unless such date is extended by mutual agreement of the Parties.

6.     CGI may issue any press release, public announcement or public filing it reasonably deems necessary as required by Law with respect to the matters set forth in this Amendment.

7.     This Amendment may be executed in any number of counterparts, either manually or via facsimile transmission of signatures, each of which shall be deemed an original but all of which together shall constitute one and the same agreement.

8.     The Agreement, as modified by this Amendment, shall continue in full force and effect.

        IN WITNESS WHEREOF, the parties hereto have each executed and delivered this Amendment as of the day and year first above written.

 CGI HOLDING CORPORATION

 By: /s/ Gerard M. Jacobs
         _____________________________________________________
 Name: Gerard M. Jacobs
         _____________________________________________________
Title: President and CEO

PROCEED ACQUISITION SUB, INC.

By: /s/ Gerard M. Jacobs
        _____________________________________________________
Name: Gerard M. Jacobs
        _____________________________________________________
Title: President and CEO

MEANDAUR, INC. d/b/a PROCEED INTERACTIVE

By: /s/ Bruce A. Findley
        _____________________________________________________
Name: Bruce A. Findley
        _____________________________________________________
Title: President and Chairman

/s/ Bruce A. Findley
_____________________________________________________________
Bruce A. Findley, in his individual capacity and in his capacity as a Stockholder, director and officer of Proceed, as applicable

/s/ Jonathan Schepke
_____________________________________________________________
Jonathan Schepke, in his individual capacity and in his capacity as a Stockholder, director and officer of Proceed, as applicable

/s/ Stephen Schepke
_____________________________________________________________
Stephen Schepke, in his individual capacity and in his capacity as a Stockholder, director and officer of Proceed, as applicable

EXHIBIT 21.1

CGI Holding Corporation, a Nevada corporation, is the parent company of:

WebSourced, Inc., a North Carolina corporation;

Cherish, Inc., a North Carolina corporation;

MarketSmart Advertising, Inc., a North Carolina corporation;

Rightstuff, Inc. d/b/a Bright Idea Studio, a North Carolina corporation;

CheckUp Marketing, Inc., a North Carolina corporation;

Ozona Online Network, Inc., a Florida corporation;

KowaBunga! Marketing, Inc., a Michigan corporation

Cherish, Inc. is the parent company of Personal Plus, Inc., a Florida corporation.

EXHIBIT 23.1

INDEPENDENT AUDITORS’ CONSENT

Board of Directors
CGI Holding Corporation:

We consent to the incorporation by reference in the registration statement on Form SB-2 (no. 333-121761) of CGI Holding Corporation of our report dated March __, 2005, relating to the consolidated balance sheets of CGI Holding Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004, which report appears in the December 31, 2004, Annual Report on Form 10-KSB of CGI Holding Corporation.

/s/ Blackman Kallick Bartelstein

Blackman Kallick Bartelstein
Chicago, Illinois

March 31, 2005

EXHIBIT 23.2

INDEPENDENT AUDITORS’ CONSENT

Board of DirectorsCGI
Holding Corporation:

We consent to the use of our report dated February 26, 2004, relating to the consolidated balance sheets of CGI Holding Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2003, included herein and to the incorporation thereof by reference in the registration statement on Form SB-2(No:333-121761) of CGI Holding Corporation.

/s/ Poulos & Bayer

Poulos & Bayer
Chicago, Illinois

March 30, 2005

EXHIBIT 31.1

CERTIFICATION

Pursuant to Rule 13a-14(a)

I, Gerard M. Jacobs, certify that:

1.     I have reviewed this annual report on Form 10-KSB of CGI Holding Corporation (the “Registrant”);

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the Registrant and have:

(a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)        disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: March 31, 2005

Signed:	/s/ Gerard M. Jacobs

Name:	Gerard M. Jacobs
Title:	Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

Pursuant to Rule 13a-14(a)

I, Jody Brown, certify that:

1.     I have reviewed this annual report on Form 10-KSB of CGI Holding Corporation (the “Registrant”);

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the Registrant and have:

    (a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c)        disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

    (a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: March 31, 2005

Signed:	/s/ Jody Brown

Name:	Jody Brown
Title:	Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-KSB of CGI Holding Corporation (the “Company”) for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Gerard M. Jacobs, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Signed:	/s/ Gerard M. Jacobs

Name:	Gerard M. Jacobs
Title:	Chief Executive Officer
Date:	March 31, 2005

        This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-KSB of CGI Holding Corporation (the “Company”) for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Jody Brown, Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Signed:	/s/ Jody Brown

Name:	Jody Brown
Title:	Chief Financial Officer
Date:	March 31, 2005

        This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.