Form 10QSB/A
period 2004-03-31
CGI HOLDING CORP
filed 2005-04-13
CIK 829323

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

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

5 Revere Drive, Suite 510, Northbrook, Illinois            60062
------------------------------------------------        ------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code    (847) 562-0177
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

CGI Holding Corporation, a Nevada corporation (the "Company") is filing this Current Report on Form 10-KSB/A in order to amend its Form 10-KSB filed on May 4, 2004 (SEC File No. 33-19980-D), to provide a correction to Part I, Item 3 for the necessary disclosures required by Items 307 and 308 of Regulation S-B and to include the title of Chief Financial Officer to the signature of Gerard M. Jacobs.

CGI HOLDING CORPORATION

FORM 10-QSB/A

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
                            ============   ==========        ===========

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's principal executive and financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's principal executive and financial officer concluded that the Company's disclosure controls are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II - OTHER INFORMATION

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

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            NONE

        (B)REPORTS ON FORM 8-K

            NONE


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2005.


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Chief Financial Officer,
                                Treasurer, Secretary

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

                           April 13, 2005

                           By: /s/ Gerard M. Jacobs
                           ---------------------------------------------
                           Gerard M. Jacobs
                           President, Chief Executive Officer,
                           Chief Financial Officer,
                           Treasurer, Secretary


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


April 13, 2005

/s/ Gerard M. Jacobs
------------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Chief Financial Officer,
Treasurer and Secretary