Form 10QSB/A
period 2004-06-30
CGI HOLDING CORP
filed 2005-04-13
CIK 829323

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

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

5 Revere Drive, Suite 510, Northbrook, Illinois                  60062
------------------------------------------------             --------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code    (847) 562-0177
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

CGI Holding Corporation, a Nevada corporation (the "Company") is filing this Current Report on Form 10-KSB/A in order to amend its Form 10-KSB filed on July 23, 2004 (SEC File No. 33-19980-D), to provide a correction to Part I, Item 3 for the necessary disclosures required by Items 307 and 308 of Regulation S-B and to include the title of Chief Financial Officer to the signature of Gerard
M. Jacobs.


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


                                CGI Holding Corporation


                                By: /s/ Gerard M. Jacobs
                                ----------------------------------
                                Gerard M. Jacobs
                                President, Chief Executive Officer,
                                Chief Financial Officer
                                Treasurer, Secretary

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

                           April 13, 2005

                           By: /s/ Gerard M. Jacobs
                           ---------------------------------------------
                           Gerard M. Jacobs
                           President, Chief Executive Officer,
                           Chief Financial Officer
                           Treasurer, Secretary


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