Form 10QSB/A
period 2004-09-30
CGI HOLDING CORP
filed 2005-04-14
CIK 829323

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

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

5 Revere Drive, Suite 510, Northbrook, Illinois                   60062
---------------------------------------------------------     --------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code      (847) 562-0177
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

CGI Holding Corporation, a Nevada corporation (the "Company") is filing this Current Report on Form 10-KSB/A in order to amend its Form 10-KSB filed on November 10, 2004 (SEC File No. 33-19980-D), to provide a correction to Part I,
Item 3 for the necessary disclosures required by Item 308 of Regulation S-B and to include the necessary disclosures required by SFAS 141 for the footnote related to Intangible assets and material business combinations.

CGI HOLDING CORPORATION

FORM 10-QSB/A

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

                                                 Cherish, Inc.
                    -----------------------------------------------------------
                       Term       Initial        Accumulated      Net Carrying
                                   Value          Amortization       Value
                    ---------- -------------    --------------   --------------
Goodwill                          6,956,992                0         6,956,992
Client List           7 Years       260,000            3,095           256,905
Website Code
  and Development     5 Years       729,114           12,152           716,962
Client Relations      6 Months       45,000            7,500            37,500
                               -------------    --------------   --------------
Totals                            7,991,106           22,747         7,968,359
                               =============    ==============   ==============
                                                 WebSourced, Inc.
                      ---------------------------------------------------------
                        Term       Initial        Accumulated      Net Carrying
                                   Value          Amortization       Value
                      -------- -------------    --------------   --------------
Web Application Tools  5 Years      175,000            8,750           166,250
                               =============    ==============   ==============

                                             CGI Holding Corporation
                               ------------------------------------------------
                                   Initial        Accumulated      Net Carrying
                                   Value          Amortization       Value
                               -------------    --------------   --------------
Goodwill                             87,500                0            87,500
                               =============    ==============   ==============


                                   Initial        Accumulated      Net Carrying
                                   Value          Amortization       Value
                               -------------    --------------   --------------
Company Totals
   Goodwill                       7,044,492                0         7,044,492
   Intangibles                    1,209,114           31,497         1,177,617

The Company's amortization expense over the next six years is as follows:

        2004          $76,991
        2005          232,966
        2006          217,966
        2007          217,966
        2008          217,966
        2009          151,858

The total goodwill allocated for acquisitions in 2004 is $7,044,492, of which $87,500 will be deductible for income tax purposes using the straight line method over 15 years.

Acquisitions

On August 19, 2004, the Company acquired 100 percent of the outstanding common shares of WebCapades, Inc. The results of WebCapades operations have been included in the consolidated financial statements since that date.

WebCapades, Inc. was formed in 1998 and its primary focus is to provide online dating and matchmaking services tailored to specific interests. The Company is located in Clearwater, Florida and operates websites that have been ranked as some of the most popular in the world, including www.eroticy.com. The Company's primary reasons for the acquisition were to expand its market share in the relevant online dating market, reduce the time required to develop new technologies and bring them to market, incorporate enhanced functionality into its existing websites, and to enhance its technological capabilities.

The aggregate purchase price was $8,651,413, including cash of $3,500,000, notes payable of $1,151,413, common stock valued at $4,000,000. The number of shares issued was determined based on the closing market price on the day preceding the consummation of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. CGI is in the process of valuing certain intangible assets, thus, the allocation of the purchase price is subject to refinement. The amount of the purchase price that will be allocated to goodwill will not be deductible for tax purposes.



                                   At August 19, 2004

              Current Assets                                       $966,530
              Property and Equipment                                212,844
              Intangible Assets                                   1,034,114
              Goodwill                                            6,956,992
                                                                ------------
              Total Assets Acquired                              $9,170,480
              Current Liabilities                                   519,067
                                                                ------------
              Net Assets Acquired                                $8,651,413
                                                                ============
Accounting for Contingent Consideration

In connection with its acquisition of WebCapades, Inc., the merger consideration may be increased as the stockholders are entitled to earn a payment in cash contingent upon satisfaction of certain future internal performance goals established in the definitive agreement. The total amount of future consideration available to the stockholders is $500,000.


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
                           ============   ========= ==========     ============

ITEM 3. CONTROLS AND PROCEDURES

The Company has established a disclosure committe, which is made up of the Company's Chief Executive Officer, Chief Financial Officer and other members of management. The Disclosure Committee conducts an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the evaluation required by Rule 15d-14 , the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

April 13, 2005
/s/ Gerard M. Jacobs
-----------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Treasurer and Secretary

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

April 13, 2005
/s/ Jody C. Brown
-----------------------------
Jody C. Brown
Chief Financial Officer

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

                           CGI Holding Corporation

                           April 13, 2005
                           By: /s/ Jody C. Brown
                           ---------------------------------------------
                           Jody C. Brown
                           Chief Financial Officer