Form 10KSB/A
period 2003-12-31
CGI HOLDING CORP
filed 2005-04-27
CIK 829323

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

                       COMMISSION FILE NUMBER: 33-19980-D

                            CGI HOLDING CORPORATION
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

       Nevada                              87-0450450
-----------------------------          ---------------------------
State of other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

5 Revere Drive, Suite 510, Northbrook, Illinois             60062
--------------------------------------------------     --------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code      (847) 562-0177
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

CGI Holding Corporation, a Nevada corporation (the "Company") is filing this Current Report on Form 10-KSB/A in order to amend its Form 10-KSB filed on March 1, 2004 (SEC File No. 33-19980-D), to 1) provide a correction to the audit letter adding a reference to the Public Accounting Oversight Board, 2) to include the title of Chief Financial Officer to the signature of Gerard M. Jacobs, 3)amend Item 14 to provide the necessary disclosures for Item 307 and 308 of regulation S-B, and 4) to expand certain footnotes to comply with disclosure requirements.

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

WebSourced, Inc. also owns Cherish.com, an online dating service. Cherish.com was launched in the Fall of 2003 and became operational in January of 2004. The Company hopes to grow to become a leader in its highly competitive industry.

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

SEGMENT ANALYSIS

Our operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. We have one operating segment at the end of 2003, search engine enhancement. We disposed of our Asbestos Abatement division in August of 2002 and it is included as discontinued operations. Our On-Line dating became operational in 2004. We evaluate the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The "other" category consists of assets that the Company owns that are not otherwise allocated to a particular segment.



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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

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

WebSourced, Inc. also owns Cherish.com, an online dating service. Cherish.com was incorporated in the fourth quarter of 2003 and had no income in 2003. The Company hopes to grow Cherish into a leader in its highly competitive industry.

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

The Company, in conjunction with the implementation of Statement of Financial Accounting Standards 142, has valued its goodwill associated with certain operating segments at zero and has therefore taken a charge to income in 2002, reflected as "Impairment of Asset" in the amount of $2,367,041.

This goodwill was associated with the Company's acquisitions of Worldmall.Com in March of 2001 and Safe Environment Corporation in August of 1997.

Management valued its goodwill acquired in the purchase of Worldmall.com and Safe Environment Corporation at zero in the first quarter of 2002 in light of their current operating results.

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

Statewide Insurance Company ("Statewide") sued the the Company, ACS Construction Services, LLC ("ACS"), Barry Ash, and Sheri Ash (collectively, the "Defendants"), for $2,200,000 in connection with the construction of a Comfort Inn & Suites located in O'Fallon, Missouri (the "Project"). In the lawsuit, Statewide claims among other things: that Statewide issued a Payment Bond and a Performance Bond in the amount of $2,681,111, pursuant to which Statewide was the surety, ACS was the principal, and RAMA, L.L.C. ("RAMA") was the obligee; that in order to induce the issuance of such Payment Bond and Performance Bond, the Defendants each executed and delivered to Statewide a General Agreement of Indemnity; that RAMA terminated ACS from the Contract for Construction with respect to the Project, and made a demand upon Statewide to fulfill its obligations under such Performance Bond. We were originally named as a defendant in this suit in August of 2003. Pursuant to the Settlement Agreement, we currently owe Statewide an aggregate of $971,967 as of the date of the audit report and $1,023,563 as of December 31, 2003. Under the Settlement Agreement with Statewide Insurance Company, the Company was required to pay $100,000 per quarter for twelve quarters, plus 25% of the its "working capital" as defined in the Settlement Agreement, until the settlement amount was paid in full; provided that if the full amount was paid on or prior to April 30, 2004, then the Company's aggregate remaining payments to Statewide will be reduced by $200,000. The Company imputed interest at a rate of 4.00% for financial reporting purposes resulting in an extraordinary loss on a pre-tax basis of $1,125,508. The tax effect of this loss was $382,673 leaving an extraordinary loss, net of taxes, of $742,835.

The Company believes there is no possibility for any additional loss associated with this or any related matter.

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

SEGMENT ANALYSIS

Our operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. We have one operating segment at the end of 2003, search engine enhancement. We disposed of our Asbestos Abatement division in August of 2002 and it is included as discontinued operations. Our On-Line dating became operational in 2004. We evaluate the performance of each segment using before-tax income or loss from continuing operations. There are no sales transactions between segments.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The "other" category consists of assets that the Company owns that are not otherwise allocated to a particular segment.

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

None.

(a)(3) EXHIBITS. The following exhibits are filed as part of this report:


EXHIBIT NO.  DOCUMENT DESCRIPTION

1.            Powers of Attorney (included herein on signature page)

2. Certification of Gerard Jacobs, Chief Executive Officer, Chief Financial Officer under section 906

3. Certification of Gerard Jacobs, Chief Executive Officer, Chief Financial Officer under section 302

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 27th day of April, 2005.

                             CGI HOLDING CORPORATION


                             By:         /s/  Gerard M. Jacobs
                             ----------------------------------
                             Gerard M. Jacobs
                             President,Chief Executive Officer and,
                             Chief Financial Officer

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

  Signature                   Title                              Date

/s/ GERARD M. JACOBS    President, Chief Executive Officer,   February 26, 2004
   Gerard M. Jacobs     Chief Financial Officer,
                        Secretary, Treasurer and Director

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

/s/ PATRICK W. WALSH      Director                            February 26, 2004
   Patrick W. Walsh

INDEX OF EXHIBITS

EXHIBIT NO.                         DOCUMENT DESCRIPTION

1.            Powers of Attorney (included herein on signature page)

2. Certification of Gerard Jacobs, Chief Executive Officer, Chief financial officer under section 906

3. Certification of Gerard Jacobs, Chief Executive Officer, Chief financial officer under section 302

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

                           April 27, 2005

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

April 27, 2005

/s/ Gerard M. Jacobs
------------------------------
Gerard M. Jacobs
President, Chief Executive Officer,
Chief Financial Officer,
Treasurer and Secretary

Item 14. Controls and Procedures

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