Form 10KSB/A
period 2004-12-31
CGI HOLDING CORP
filed 2005-04-28
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Documents incorporated by reference:
None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the ExchangeAct

Executive Officers and Directors

        The following is information regarding our directors and executive officers:

        Gerard M. Jacobs, 50; Director, President Chief Executive Officer, Secretary and Treasurer. Since December 2001, Mr. Jacobs has served as our president, chief executive officer, secretary and treasurer. From March 1999 until December 2001, Mr. Jacobs was an officer and director of several privately held companies. From 1995 until March 1999, Mr. Jacobs served as the chief executive officer of Metal Management, Inc., Chicago, Illinois. Mr. Jacobs is a graduate of Harvard University, where he was elected to Phi Beta Kappa, and of The University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar. Mr. Jacobs was elected twice to the Board of Education of District 200, Oak Park and River Forest High School, Oak Park, Illinois.

        T. Benjamin Jennings, 41; Director. Since January 2004, Mr. Jennings has served as the chief executive officer of Chasm Industries, Inc. Previously, Mr. Jennings served as chairman or chief executive officer of Ceira Technologies, Inc. From 1995 until 1999 Mr. Jennings served as the chairman and chief development officer of Metal Management, Inc. Mr. Jennings was the chairman of the Chicago Inner City Games from 1996 through 1999. Mr. Jennings serves on the board of directors of the Kohl’s Children’s Museum, Wilmette, Illinois. Mr. Jennings is a graduate of Rice University.

        James N. Held, 51; Director. Since January 2004, Mr. Held has been the chief development officer of Chasm Industries, Inc. Prior to joining Chasm Industries, Inc., he served as managing director of corporate and business development at Ceira Technologies, Inc. from 2000 through 2004. From 1998 through 2000, Mr. Held served as national sales director of Metal Management, Inc. From 1976 through 1998, Mr. Held served in various management positions for the David J. Joseph Company, a scrap metal recycling, brokerage and processing company. Mr. Held received a BA from Xavier University in 1975 and has completed management courses from Columbia and Emory Universities.

        Xavier Hermosillo, 54; Director. Since November 1984, Mr. Hermosillo has served as president of CrisisPros, a crisis management and communications firm in Los Angeles, California. Mr. Hermosillo is the former chief of staff to both Democratic and Republican leaders in the California legislature and an award-winning print journalist, television commentator and radio talk show host in Los Angeles. Mr. Hermosillo is the founding chairman of an umbrella coalition of Los Angeles Latino organizations, a former chairman and member of the city-wide Latino community forum for the Los Angeles Police Department, a hearing examiner for the Los Angeles Police Commission, adjudicating discipline matters involving LAPD officers and a civilian advisor to the Los Angeles County Sheriff. Mr. Hermosillo was a member of the board of directors of Metal Management, Inc. Mr. Hermosillo has earned honors degrees in administration of justice, marketing and management.

        S. Patrick Martin, 44; Director. Since 1999, Mr. Martin has served as the president and chief executive officer of WebSourced, Inc. Prior to 1999, Mr. Martin worked as an independent telecommunications consultant. Mr. Martin attended the State University of New York at Oswego, New York.

        Hon. Vincent J. Mesolella, 55; Director. Since 1978, Mr. Mesolella has served as the president of REI, Inc. located in North Providence, Rhode Island. Mr. Mesolella has served as the chairman of the Narragansett Bay Commission, located in Providence, Rhode Island, since 1991. Mr. Mesolella was elected ten times to the Rhode Island House of Representatives, serving as the Deputy Majority whip for eight years, retiring in 1999. Mr. Mesolella has served as a director of The imPossible Dream since 2001, and served as the first chairman of the Rhode Island Underground Storage Tank Financial Review Board starting in 1998. Mr. Mesolella attended Rhode Island Junior College and the University of Rhode Island Extension Division.

        Patrick Walsh, 40; Director. Since May 2004, Mr. Walsh has served as the director of sales at Chasm Industries, Inc. From 1999 to 2004, Mr. Walsh served as an executive of Avatar Systems Ltd., Chicago, Illinois. From 1997 until 1999, Mr. Walsh served as vice president of marketing and business development for Metal Management, Inc., located in Chicago, Illinois. Mr. Walsh graduated from Miami University (Ohio) in 1986.

        Jody Brown, 33; Chief Financial Officer. Since August 2004, Mr. Brown has served as our chief financial officer. From January 2001 until August 2004, Mr. Brown was a partner at the accounting firm of Poulos & Bayer, our previous independent registered public accountant. Mr. Brown had worked at Poulos & Bayer since 1995. Mr. Brown graduated from University of Illinois at Chicago in 1995.

Corporate Governance Principles

        Our business is managed under the direction and oversight of our board. Our board has formed three standing committees composed entirely of independent directors: Audit, Nominating and Compensation.

        The board has also formed an executive committee consisting of representatives of our board and members of management. A discussion of each committee’s function is set forth below. The members of our board of directors on the date of this proxy statement, and the committees on which they serve are identified below.

DIRECTOR	Audit Committee	Compensation Committee	Nominating Committee	Executive Committee
Gerard M. Jacobs				X*
T. Benjamin Jennings				X
S. Patrick Martin				X
James N. Held	X	X	X
Vincent J. Mesolella	X*	X*	X*
Patrick Walsh	X	X	X
Xavier Hermosillo	X	X	X
* Chairman of the committee

        In 2004, the board elected T. Benjamin Jennings to serve as the chairman of the board. The chairman of the board organizes the work of the board and ensures that the board has access to sufficient information to enable the board to carry out its functions, including monitoring the Company’s performance and the performance of management. Our independent directors meet from time to time, in executive session without any other directors or representatives of management present. No one independent director presides at these sessions. Instead, the presiding director is selected based on the agenda or topic for the executive session. Each director has access to the members of our management team or other employees as well as full access to our books and records.

        The charters adopted by each board committee and our code of ethics, provide the framework for our corporate governance. Copies of our charters and code of ethics may be found on our website at www.cgiholding.com. Copies of these materials also are available without charge upon written request to our corporate secretary.

Summary of the Corporate Governance Principles

        As required by our governing documents and by the rules of the American Stock Exchange, a majority of our board must be “independent.” According to rules promulgated by the American Stock Exchange, a director will not be considered independent if, within the last three years:

•        we, or any of our subsidiaries employed the director, except as an interim board chairman or chief executive officer;

•        the director, or any member of his or her immediate family received payments from us, or our any of our subsidiaries, in excess of $60,000, other than the following:

        •    compensation for service on our board of directors;

        •    payments arising solely from investments in our securities;

        •    compensation paid to any immediate family if the person does not serve as an executive employee;

        •    compensation received for former service as an interim chairperson of the board of directors or chief executive officer;

        •    benefits paid under a tax-qualified retirement plan;

        •    non-discretionary compensation;

        •    any loans permitted under Section 13(k) of the Securities & Exchange Act of 1934, as amended;

•        we, or any of our subsidiaries, employed as an executive officer, an immediate family member of the director;

•        the director or any member of his or her immediate family has been a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year or $200,000, whichever is more;

•         the director, or any member of his or her immediate family has been employed as an executive officer of another entity where our executive officers have served on that entity’s compensation committee; or

•         the director or any member of his or her immediate family, was a partner or employee of Poulos & Bayer or Blackman Kallick Bartelstein, LLP who worked on our audit or is a current partner of Poulos & Bayer or Blackman Kallick Bartelstein, LLP or.

Communicating with Directors

        Stockholders may contact any member of our board by letter or telephone, in care of our corporate secretary who will review and forward the correspondence to the appropriate person or persons for a response. Our “whistleblower” policy prohibits us, or any of our employees, from retaliating or taking any adverse action against anyone for raising a concern. Stockholders or employees preferring to raise their concerns in a confidential or anonymous manner may do so by contacting the chairperson of the audit committee. Stockholders and employees may also report ethical concerns or incidents, including concerns about accounting, internal controls or auditing matters.

Nominating Committee

        The nominating committee recommends individuals to the board for nomination as members of the board and its committees and develops and recommends corporate governance guidelines. The committee also prepares and supervises the board’s annual review of director independence and the board’s annual self-evaluation. All members of the committee satisfy the independence standards contained in the American Stock Exchange corporate governance rules and our governing documents.

        The committee considers all qualified candidates identified by members of the committee, by other members of the board of directors, by senior management and by stockholders. Stockholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our corporate secretary. All proposals for nomination received by the corporate secretary in a timely manner will be presented to the committee.

        The committee reviews each candidate including each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management or finance, regulatory matters and corporate governance. Based on its assessment of each candidate, the committee recommends candidates to the board. The committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the board of directors and members of senior management.

        The committee completed its most recent review of director independence in 2005. During this review, the committee considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates.

Audit Committee

        This committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accountants; and (4) the performance of our independent registered public accountants. The report of the committee is included in this proxy statement. The board has determined that Mr. Mesolella, the Chairman of the audit committee, qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission and that each member of the committee is independent in accordance with the standards set forth in the committee’s charter and the American Stock Exchange corporate governance rules.

Compensation Committee

        This committee is responsible for determining the compensation for our chief executive officer and other named executive officers and for approving the compensation structure for senior management. Each member of the committee is a “non-employee director,” as defined by Section 16 of the Securities Exchange Act of 1934, as amended, and an “outside director,” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended. The committee has not adopted a charter.

Executive Committee

This committee oversees our day-to-day management and is comprised of three directors: Messrs. Jacobs as chairman, Jennings and Martin. The committee has not adopted a charter.

Section 16(a) Beneficial Ownership Reporting Compliance

        Our executive officers, directors and shareholders beneficially owning more than 10% of our common stock are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to file reports of ownership of our common stock with the Securities and Exchange Commission. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that our executive officers, directors and stockholders beneficially owning more than 10% of our common stock, have complied with the requirements during the year ended December 31, 2004.

Item 10.       Executive Compensation

Compensation Tables

        The following table sets forth all compensation awarded to, earned by or paid, on a consolidated basis, to our chief executive officer and any other executive officer earning salary and bonus exceeding $100,000 referred to herein as the named executive officers. Each of the two persons set forth below, Messrs. Jacobs and Martin, are actually paid by our subsidiary, WebSourced. Our total compensation expense as reflected on our Consolidated Financial Statements includes the compensation expenses for each of our subsidiaries including WebSourced. Only one executive officer, other than our chief executive officer, received a salary and bonus exceeding $100,000 for the year ended December 31, 2004.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)($)	Securities Underlying Options/SARs(#)	LTP Payouts($)	All Other Compensation($)
Gerard M. Jacobs, President and Chief Executive Officer (1)	2004	$225,527	0	0	0	0	0	0
	2003	$30,000	0	0	$320,000	0	0	0
	2002	0	0	0	0	0	0	0
S. Patrick Martin, CEO, WebSourced, Inc.	2004	$254,433	0	0	0	0	0	0
	2003	$182,897	$20,625	0	0	0	0	0
	2002	$132,836	$17,164	0	0	0	0	0

(1)       In 2003, we granted 3,200,000 shares valued at $320,000 to the Roberti Jacobs Family Trust, which acquired the rights to these shares from Mr. Jacobs.

Option Grants in Last Fiscal Year

        We did not grant any options to the named executive officers during the year ended December 31, 2004.

Value of Securities Underlying Unexercised Options

        The following table sets forth information regarding the number and value of securities underlying unexercised options or warrants held by each of the named executive officers at December 31, 2004.

Name	Share Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004(1)		Value of Unexercised In-the-Money Options/SARs at December 31, 2004 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Gerard M. Jacobs	N/A	N/A	N/A	N/A	$N/A	$N/A
S. Patrick Martin	--	--	743,147	--	$ 4,323,666	$--

(1)       These amounts represent the total number of shares issuable on exercise of warrants held by the named executive officers at December 31, 2004.
(2)      These amounts represent the difference between the exercise price of options or warrants and the closing bid price of our common stock on December 31, 2004.
(3)       Among these warrants, 33,147 were granted in 2000 at an exercise price of $2.00 per share which was reduced to $0.45 per share in 2003, 200,000 in 2002 at an exercise price of $0.27 per share, and 510,000 in 2003 at an exercise price of $0.13 per share.

Employment Agreements

        S. Patrick Martin entered into an employment agreement with our WebSourced, Inc. subsidiary, pursuant to which he serves as the chief executive officer of WebSourced, effective as of January 1, 2004. The term of the agreement continues until December 31, 2008, unless sooner terminated in accordance with the agreement. Under the agreement, Mr. Martin receives a base salary of $240,000 per year, subject to increases and bonuses granted in the discretion of the board of directors of WebSourced. If WebSourced terminates the agreement prior to the expiration of the term other than “for cause,” then Mr. Martin is entitled to all amounts of his annual base salary that would have become due and owing through December 31, 2008, as if Mr. Martin’s employment had not been terminated prior thereto. The employment agreement contains non-compete and non-solicitation provision during the term of the agreement and for a period of one year thereafter.

Independent Director Compensation

        Starting in January 2005 each independent member of our board of directors began receiving $2,000 per month, plus reimbursement for travel and lodging expenses in lieu of the meeting fees set forth below. During 2004, the independent members of our board of directors received $750 for each meeting of the board or any committee attended in person plus reimbursement for travel and lodging expenses associated therewith, and $200 for each meeting of the board or any committee attended by telephone. All of directors are eligible for grants of warrants or options to purchase our common stock as determined from time to time by our board of directors in its discretion. In connection with serving as an independent director during 2004, in January 2005, we granted to each of our independent directors options to purchase 25,000 shares of our common stock at an exercise price of $5.25 per share. The options become exercisable in 2008. Additionally, in August of 2004, we issued to Xavier Hermosillo options to purchase 20,000 shares of our common stock at an exercise price of $2.05 per share for joining our board of directors as an independent director.

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The following table sets forth, as of April 19, 2005, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

         •     each person known to us to be the beneficial owner of more than five percent (5%) of our common stock;

         •     each director; and

         •      all directors and executive officers, as a group.

        Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty days. The beneficial ownership percentages are based on a total of 33,322,828 shares outstanding as of April 19, 2005, the most recent practicable date.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned As of April 19, 2005	Percent of shares of Common Stock Outstanding
Gerard M. Jacobs (1), (9)	3,521,648	10.6%
T. Benjamin Jennings (1), (2)	770,390	2.3%
Xavier Hermosillo (1), (3)	20,000	*
James N. Held (1), (4)	362,200	1.14%
S. Patrick Martin (1), (5)	1,893,451	5.6%
Vincent J. Mesolella (1), (6)	255,556	*
Patrick W. Walsh (1), (7)	200,000	*
Roberti Jacobs Family Trust (8)	6,179,726	17.1%
John Giura (10)	2,371,344	7.1%
Jody Brown	—	—
All Directors and Executive Officers as a Group (6 persons)	5,872,941	16.6%

* Less than 1%.

(1)      Officer or Director.
(2)      Includes warrants to purchase 510,000 shares of our common stock at $0.13 per share; and warrants to purchase 75,000 shares at $4.12 per share.
(3)       Consists of warrants to purchase 20,000 shares of our common stock at $2.05 per share.
(4)       Includes warrants to purchase 200,000 shares of our common stock at $0.13 per share.
(5)       Mr. Martin has executed a proxy granting Mr. Jacobs the right to vote all of Mr. Martin’s shares in connection with the election of our board of directors, so long as Mr. Jacobs is serving as our chief executive officer and so long as Mr. Martin is included in the slate of our nominees. Also, includes warrants to purchase 743,147 shares of our common stock at prices ranging from $0.13 to $0.45 per share. Mr. Martin also holds a proxy to vote 64,500 shares of common stock owned by Negin Martin.
(6)      Includes warrants to purchase 200,000 shares of our common stock at $0.13 per share.
(7)       Consists of warrants to purchase 200,000 shares of common stock at $0.13 per share.
(8)       Includes warrants to purchase 1,680,000 shares at $.10 per share, warrants to purchase 1,000,000 shares at $.13 per share, and warrants to purchase 40,000 shares at $0.50 per share. The Roberti Jacobs Family Trust is an irrevocable trust. The trustee of the trust is the mother-in-law of Mr. Jacobs. Mr. Jacobs is neither a trustee nor a beneficiary of the Roberti Jacobs Family Trust; however, his children are beneficiaries of the trust. Mr. Jacobs has disclaimed beneficial ownership of all shares owned by the trust.
(9)       Includes shares underlying proxies granted to Mr. Jacobs by Messrs. Martin and Giura.
(10)       Mr. Giura has granted Mr. Jacobs a proxy to vote all of his shares of stock.

Item 12.       Certain Relationships and Related Transactions

        On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana, hereinafter referred to as “SECO” and our interest in Acadian Builders, LLC to GMP, LLC. John Giura, our former vice chairman and the holder of approximately 7.1% of our outstanding common stock, is a member of GMP. As part of the sale, GMP agreed to pay us, among other things, certain contract payments referred to as the “GMP contract payments,” $175,000 in cash by November 30, 2002, plus $470,000 payable in the amount of $35,000 per quarter beginning on December 31, 2002. The obligation to pay $470,000 was evidenced by a promissory note and secured by a pledge by GMP of all of its common stock of SECO. GMP subsequently defaulted on a portion of the GMP contract payments and on its obligation under the note. GMP had made $125,000 of the GMP contract payments.

        As a result, on March 31, 2003 we entered into an agreement with GMP, SECO and Mr. Giura. Under this agreement: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements to pay us $300,000 out of a certain escrow account established for a SECO construction project located in St. Ann, Missouri as soon as SECO becomes entitled to the proceeds; (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 would be paid to us from proceeds of sales from a housing development located in St. Charles, Missouri; (3) GMP agreed to pay the GMP contract payments by July 31, 2003; and (4) we agreed that if GMP and SECO fully paid the GMP contract payments, and were not in default of any of certain other obligations to us, then we would reduce the principal of the note from $470,000 to $337,495.09. The escrow account for the St. Ann’s project was funded and the escrow agent was given irrevocable instructions to pay us the $300,000 upon SECO becoming entitled to the proceeds. GMP, SECO and Mr. Giura failed, however to fully perform. As of December 31, 2003, the remaining unpaid GMP contract payments totaled approximately $69,000 and GMP had failed to make any payments on its note.

        On August 31, 2004, we entered into an agreement with GMP, SECO, Mr. Giura and Mr. Jacobs, our chief executive officer. Under this agreement, Mr. Giura agreed: (a) to provide proof of payment of all amounts due under a certain indemnification agreement dated as of October 22, 2003, between Mr. Giura and us; (b) to resign as our employee and director; (c) to indemnify and hold us harmless against all claims relating to SECO’s construction project in St. Ann, Missouri; (d) to guarantee completion of the St. Ann project and payment to us of $300,000 from the St. Ann escrow account no later than April 19, 2005; (e) to cause Janet and Gerald Winter, the principal owners of Acadian Builders to deliver an instruction letter, acceptable to us, addressing certain disbursements to be made to us, executed by all appropriate persons; (f) to appoint Mr. Jacobs as Mr. Giura’s proxy, to exercise voting rights over the shares of our common stock held by Mr. Giura; and (g) to waive and release all claims against us, except those provided for in the settlement agreement.

        We agreed, subject to Mr. Giura fulfilling his obligations under the agreement: (i) to release the debt in the aggregate principal amount of $545,074.73 owed by GMP to us and to return the note in the amount of $470,000 marked “cancelled” which evidences a portion of the $545,074.73 aggregate debt; (ii) to reimburse Mr. Giura in the amount of $690.00 per month for twelve months commencing September 1, 2004 and ending August 31, 2005 for medical insurance premiums; (iii) to pay Mr. Giura to serve as a consultant for a sixty month period commencing September 1, 2004 and ending August 31, 2009 for $8,333 per month, reduced to $4,166 per month in the event our common stock should close at $6.00 or higher for ten consecutive days during the sixty month period, the payment to be made regardless of the death or disability of Mr. Giura; (iv) to grant Mr. Giura a warrant, exercisable for three years, to purchase up to 150,000 shares of our common stock at an exercise price of $3.50 per share; and (v) upon Mr. Jacobs certifying that Mr. Giura has fully complied with his obligations under the settlement agreement, to deliver to Mr. Giura a warrant, exercisable for three years, to purchase up to 150,000 shares of our common stock at an exercise price of $4.50 per share.

        Mr. Giura, GMP and SECO failed to deliver a fully-executed copy of the documents required by (e) above, and also failed to make the payment by April 19, 2005 required by (d) above. Because the escrow agent has received irrevocable instructions, we believe we will ultimately be paid $300,000 from the St. Ann’s escrow as soon as SECO becomes entitled to proceeds. We also expect to recover $200,000 from the sale of lots at the St. Charles development. Because of the defaults described above, we have ceased paying Mr. Giura the consulting payments described above, are no longer reimbursing him for the insurance premiums and are no longer obligated to grant him the warrants described above.

        We, along with our subsidiary WebSourced, borrowed monies from the Roberti Jacobs Family Trust, which owns approximately 17.2% of our outstanding common stock. The trust is irrevocable. The trustee of the trust is the mother-in-law of Gerard M. Jacobs, our chief executive officer. Mr. Jacobs is neither a trustee nor a beneficiary of the Roberti Jacobs Family Trust; however, his children are beneficiaries of the trust. Mr. Jacobs has disclaimed any beneficial ownership of any of the securities owned by the Roberti Jacobs Family Trust. All of the loans were repaid during the year ended December 31, 2004. A schedule setting forth the original principal amount and interest rate of each loan is set forth below.

Lender	Borrower	Amount	Repayment Terms
Roberti Jacobs Family Trust	CGI Holding, Inc.	$250,000	13% interest, payable upon deman (1)
Roberti Jacobs Family Trust	CGI Holding, Inc.	$170,000	13% interest, payable upon deman (2)
Roberti Jacobs Family Trust	CGI Holding, Inc.	$200,000	18% interest, payable upon demand
Roberti Jacobs Family Trust	WebSourced, Inc.	$90,000	15% interest, due 6/30/2004 (3)

(1)      We granted the trust warrants, exercisable for 10 years, to purchase 1,000,000 shares of our common stock at $0.10 per share in connection with this loan.
(2)       We granted the trust warrants, exercisable for 10 years, to purchase 680,000 shares of our common stock at $0.10 per share in connection with this loan.
(3)       We granted the trust warrants, exercisable for 10 years, to purchase 40,000 shares of our common stock at $0.50 per share in connection with this loan.

        As part of our acquisition of WebCapades, Inc. on August 19, 2004, we issued notes payable totaling $1.2 million to the former shareholders of WebCapades. These notes are being repaid in level monthly installments over twenty-four months without interest.

        On December 6, 2004, we completed a private placement of 4.3 million units at $3.50 per unit to a group of accredited investors. Each unit consists of one share of common stock and one warrant to purchase 0.55 shares of common stock, exercisable until the earlier of (1) November 30, 2007; and (2) thirty calendar days after the date upon which the closing price of our common stock has been trading at $8.00 or more per share for twenty consecutive days, exercisable at $4.12 per share. We realized gross proceeds of $15,050,000 from this offering. We anticipate using the proceeds for general corporate purposes including paying any cash portion of the purchase price of acquired entities. We paid T. Benjamin Jennings, our chairman, $275,000 and granted him warrants, to purchase 75,000 shares of common stock on the same terms and conditions as the warrants described above, for his efforts in this financing and in connection with negotiating certain potential acquisitions. We may also pay Mr. Jennings consulting payments in the future. In particular, our board has authorized us to pay, in the discretion of Mr. Jacobs our chief executive officer, up to $10,000 per month for services to be rendered by Mr. Jennings.

        Jeffrey S. Martin, the brother of S. Patrick Martin, is employed by WebSourced. During 2004 we paid Mr. Martin a salary of $147,652.

Item 14.       Principal Accountant Fees and Services

        The following presents fees for professional services rendered by Blackman Kallick Bartelstein ("BKB") and Poulos & Bayer, respectively, for the audit of our annual financial statements for the fiscal year ended December 31, 2004 and the annual financial statements for the fiscal year ended December 31, 2003, together with fees for audit-related services and tax services rendered by BKB and Poulos & Bayer, respectively, for the fiscal years ended December 31, 2004 and 2003, respectively.

Description	Fiscal year ended December 31
	2004			2003
	$			$
Audit Fees		44,154			37,758
Audit-related fees		126,795	*		1,200
Tax fees		1,503			2,598
All other fees		0			0

* includes $75,778 of audit-related fees paid to Poulos & Bayer during 2004.

Approval of Services and Fees

        Our audit committee has reviewed and approved all of the fees charged by BKB, and actively monitors the relationship between audit and non-audit services provided by BKB. The audit committee concluded that all services rendered during the years ended December 31, 2003 and 2004, respectively by BKB and Poulos & Bayer, respectively, were consistent with maintaining their respective independence. As a matter of policy, the company will not engage its primary independent registered public accountants for non-audit services other than “audit related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, BKB to ensure that the SEC’s auditor independence rules are satisfied.

        Under the policy, the audit committee must pre-approve all services provided by the company’s independent registered public accountants and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the committee will periodically monitor the levels of fees charged by BKB and compare these fees to the amounts previously approved. The audit committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2005.

CGI HOLDING CORPORATION (Registrant)

Signed:	/s/ Gerard M. Jacobs

Gerard M. Jacobs, Director, President, Chief Executive Officer, Treasurer and Secretary

Signed:	/s/ Jody Brown

Jody Brown, Chief Financial Officer

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

Date: April 28, 2005

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

Date: April 28, 2005

Signed:	/s/ Jody Brown

Name:	Jody Brown
Title:	Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-KSB of CGI Holding Corporation (the “Company”) for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Gerard M. Jacobs, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Signed:	/s/ Gerard M. Jacobs

Name:	Gerard M. Jacobs
Title:	Chief Executive Officer
Date:	April 28, 2005

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

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report on Form 10-KSB of CGI Holding Corporation (the “Company”) for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Jody Brown, Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Signed:	/s/ Jody Brown

Name:	Jody Brown
Title:	Chief Financial Officer
Date:	April 28, 2005

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