Form 10QSB
period 2005-03-31
CGI HOLDING CORP
filed 2005-05-16
CIK 829323

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[Mark One]

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended : March 31, 2005

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

Number of shares outstanding of the issuer's $.001 par value common stock, as of May 13, 2005 was 33,323,406 shares.

Transitional Small Business Disclosures Format (check one) Yes [ ] No [x]


                    CGI HOLDING CORPORATION AND SUBSIDIARIES

                                Table of Contents



PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements
Item 2.      Management Discussion and Analysis or Plan of Operation
Item 3.      Control and Procedures
Part II.    OTHER INFORMATION
Item 1.      Legal Proceedings
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.      Defaults Upon Senior Securities
Item 4.      Submission of Matters to a Vote of Security Holders
Item 5.      Other Information
Item 6.      Exhibits
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                             CGI HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                   March 31,        December 31,
                                                     2005               2004
                                                 -----------        -----------
Assets
Current Assets
  Cash and Cash Equivalents                      $10,664,207        $17,160,520
  Restricted Cash                                    605,002            427,153
  Accounts Receivable                              3,647,973          1,975,356
  Unbilled Revenue                                 3,646,931          2,659,303
  Allowance for Doubtful Accounts                   (282,751)          (220,710)
  Notes Receivable - Related Party                   280,175            280,175
  Deferred Tax Asset                                 147,840            147,840
  Prepaid Expenses and Other Current Assets        1,132,114            626,805
                                                 -----------        -----------
      Total Current Assets                       $19,841,491        $23,056,442
                                                 -----------        -----------
Property and Equipment, net                        1,769,604          1,307,398
                                                 -----------        -----------
Other Assets
  Deferred Tax Asset                                $724,586           $700,626
  Goodwill                                        17,076,173          7,717,068
  Intangible Assets                                5,689,760          1,100,626
  Other Assets                                       369,759            251,132
                                                 -----------        -----------
Total Other Assets                               $23,860,278         $9,769,452
                                                 -----------        -----------
Total Assets                                     $45,471,373        $34,133,292
                                                 -----------        -----------

Liabilities and Shareholders' Equity
Current Liabilities
  Current Portion of Long-Term Debt                 $666,509           $571,773
  Accounts Payable                                 1,303,065            706,467
  Accrued Income Taxes                               788,837            547,104
  Deferred Revenue                                 1,885,523            933,370
  Client Prepaid Media Buys                          529,935            554,562
  Accrued Expenses and Other Current Liabilities   1,138,399            556,545
                                                 -----------        -----------
Total Current Liabilities                          6,312,268         $3,869,821

Long-Term Liabilities                              2,202,306            974,297
                                                 -----------        -----------
Shareholders' Equity
  Preferred Stock, $.001 par value:
   Authorized Shares - 5,000,000 -
   none issued or outstanding                             $0                 $0
  Common Stock, $.001 par value:
     Authorized Shares - 100,000,000
     Issued Shares - 35,823,006 in 2005
     and 33,984,023 in 2004
     Outstanding Shares - 33,323,006 in
     2005 and 31,484,023 in 2004                      35,823             33,984
  Additional Paid in Capital                      37,444,462         30,658,266
  Retained Earnings(Accumulated Deficit)              16,514           (863,076)
  Treasury Stock                                    (540,000)          (540,000)
                                                 -----------        -----------
Total Shareholders' Equity                       $36,956,799        $29,289,174
                                                 -----------        -----------
Total Liabilities and Shareholders' Equity       $45,471,373       $34,133,292
                                                 -----------        -----------

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

                             CGI HOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                   2005                2004
                                             ---------------     -------------
Net Revenue                                     $10,179,156       $3,825,431
Cost of Revenue                                   3,226,144          578,843
                                             ---------------     -------------
Gross Profit                                     $6,953,012       $3,246,588
Operating Expenses
  Selling, General and Administrative             5,393,408        2,346,923
  Amortization of Purchased Intangibles             178,346                0
                                             ---------------     -------------
Income from Operations                           $1,381,258         $899,665
Other Income(Expenses)
  Interest Income                                    54,650                0
  Interest Expense                                  (11,088)         (28,100)
  Other Income(Expense)                                   0           87,904
                                             ---------------     -------------
Income before Income Taxes                       $1,424,820         $959,469
Provision for Income Taxes                          545,230          320,778
                                             ---------------     -------------
Net Income                                         $879,590         $638,691
                                             ---------------     -------------
Net Income Per Share
  Basic                                               $0.03            $0.03
  Fully Diluted                                       $0.02            $0.02

Weighted Average Shares(Basic)                   32,672,371       21,209,749
Weighted Average Shares(Fully Diluted)           39,390,940       26,886,223

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

                             CGI HOLDING CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                    Retained
                                             Common Stock           Additional       Earnings       Treasury         Total
                                         Shares        Amount        Paid In      (Accumulated        Stock      Shareholders'Equity
                                                                     Capital         Deficit)
                                      ------------- ------------- --------------- --------------- ------------- -----------------

Balance at January 1, 2004              20,889,458       $23,389      $5,655,760    ($3,803,042)    ($540,000)        $1,336,107

Exercise of Stock Options, Net             366,240           366          61,923                                          62,289

Sale of Common Stock, Net                8,223,563         8,224      20,665,676                                      20,673,900

Purchase Transactions, Net               2,004,762         2,005       4,274,907                                       4,276,912

Net Income 2004                                                                        2,939,966                       2,939,966
                                      ------------- ------------- --------------- --------------- ------------- -----------------
Balance at December 31, 2004            31,484,023       $33,984     $30,658,266      ($863,076)    ($540,000)       $29,289,174

Exercise of Stock Warrants, Net            209,383           209         122,174                                         122,383

Purchase Transactions, Net               1,629,600         1,630       6,664,022                                       6,665,652

Net Profit, March 31, 2005                                                               879,590                         879,590
                                      ------------- ------------- --------------- --------------- ------------- -----------------
Balance at March 31, 2005               33,323,006       $35,823     $37,444,462         $16,514    ($540,000)       $36,956,799
                                      ------------- ------------- --------------- --------------- ------------- -----------------

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

                                        CGI HOLDING CORPORATION
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                        2005            2004
                                                    ------------    ------------
Operating Activities
   Net Profit                                          $879,590        $638,691
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
      Depreciation and Amortization                     292,700           5,371
   Provision for Doubtful Accounts                      366,685         222,558
   Deferred Taxes                                       (88,181)        259,309
   Loss on Deposit                                            0          25,000
      Change in operating assets and liabilities:
        Restricted Cash                                 (99,612)              0
        Accounts Receivable                          (1,087,048)       (494,196)
        Unbilled Revenue                               (987,628)       (869,635)
        Prepaid Expenses and Other Assets              (510,338)         72,480
        Accounts Payable                                558,924         (65,721)
        Deferred Revenue                                202,804         313,270
        Other Accrued Liabilities                       (31,956)          3,748
                                                    ------------    ------------
Net cash provided by(used in) operating activities    ($504,060)       $110,875
                                                    ------------    ------------
Investing Activities
   Purchases of property and equipment                ($182,426)      ($254,251)
   Cash payments for Acquisitions, Net               (5,583,193)              0
   Other Investing Activities                           (20,989)         (6,205)
                                                    ------------    ------------
Net cash used in investing activities               ($5,786,608)      ($260,456)
                                                    ------------    ------------
Financing Activities
  Principal Payments Made                             ($295,580)    ($2,152,143)
  Proceeds from Notes Payable                                 0         140,000
  Net proceeds from issuance of common stock             89,935       2,750,000
                                                    ------------    ------------
Net cash (used in) provided by financing activities   ($205,645)       $737,857
                                                    ------------    ------------
Net Cash Change                                     ($6,496,313)       $588,276

Cash and Cash Equivalents, January 1                 17,160,520         303,144
                                                    ------------    ------------
Cash and Cash Equivalents, March 31                 $10,664,207        $891,420
                                                    ------------    ------------

Supplemental Information
   Interest Paid                                       $11,088          $28,100
   Income Taxes Paid                                  $391,678          $24,827


Non Cash Investing and Financing Activities

On January 14, 2005, the Company purchased the stock of the MarketSmart Companies. $3M of the purchase price was paid utilizing the Company's common stock along with options valued at $150,000. The Company received net intangible assets of $6,439,941 and net tangible liabilities of ($289,941).

On February 21, 2005, the Company purchased the stock of the Personals Plus, Inc. $2,262,500 of the purchase price was paid utilizing the Company's common stock along with options valued at $67,800. The Company received net intangible assets of $5,247,790 and net tangible liabilities of ($623,906).

On February 21, 2005, the Company purchased the stock of the Ozona Online Networks, Inc. $400,000 of the purchase price was paid utilizing the Company's common stock along with options valued at $67,800. The Company received net intangible assets of $916,413 and net tangible liabilities of ($130,131).

On March 11, 2005, the Company purchased the stock of the Kowabunga! Technologies, Inc. $750,000 of the purchase price was paid utilizing the Company's common stock. The Company received net intangible assets of $1,522,440 and net tangible liabilities of ($270,834).

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements


                             CGI HOLDING CORPORATION
                 FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 AND 2004

Basis of Presentation

     The consolidated statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 which was filed March 31, 2005. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Change in Financial Statement Presentation

In 2004, the Company changed the presentation of its balance sheet. The amounts affected include accounts receivable, installment contracts receivable, unbilled revenue and deferred revenue. This change did not affect the Company's earnings. This change offset the amount of the installment contracts receivable with the deferred revenue associated with the contract to provide a net unbilled revenue amount.

The following is a summary of the effect of those changes:

                                            Current              Prior
                                         Presentation        Presentation
                                        --------------     ----------------
                                                   March 31, 2004
                                        --------------     ----------------
Accounts Receivable                         $720,407             $720,407
Unbilled Revenue                           2,006,192                    0
Installment Contracts Receivable                   0            4,600,482

Deferred Revenue                             663,840            3,258,130

Net Equity                                $4,724,799           $4,724,799


Reclassification

     For comparability, the 2004 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2005.

Use of Estimates

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Personals Plus, Inc.

     Revenue is recognized on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.

MarketSmart Advertising, Inc.

     Revenue is recognized in the financial statements in the period in which services are performed.

Kowabunga! Marketing, Inc.

     Revenue is recognized the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in the Company's accounts receivable.

Ozona Online Networks, Inc.

     Revenue is recognized in the financial statements in the period in which services are performed.

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over each asset's estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method. The carrying value of property and equipment at March 31, 2005 was:

Furniture & Fixtures                                  $467,985
Equipment                                            1,018,578
Software                                               457,924
Leasehold Improvements                                 166,565
                                            -------------------
Subtotal                                            $2,111,052
Accumulated Depreciation                               341,448
                                            -------------------
Net Property & Equipment                            $1,769,604
                                            -------------------

Goodwill and Purchased Intangible Assets

     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

     We amortize our identifiable intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Stock-Based Compensation

     The Company has granted non-qualified incentive stock options to employees and non-qualified stock options to employees, non-employee members of the board of directors and other persons not employed by the Company or its subsidiaries. The Company currently has no formal plan and no authorized shares. The vesting periods range from immediate to a period of three years. The maximum term of the various outstanding options is ten years. The Company accounts for stock-based awards granted to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

     In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant, unless certain modifications are subsequently made. No compensation expense was recorded under the Company's option arrangements with employees in 2005 and 2004.

     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.


                                             Quarter Ending March 31, 2005              Quarter Ending March 31, 2004
                                             Options        Weighted Average            Options        Weighted Average
                                                             Exercise Price                             Exercise Price
                                         ---------------- ---------------------   -----------------   -------------------
Outstanding at beginning of period             4,531,140                 $0.78         4,138,026                $0.23
Granted                                        1,650,000                 $5.20            38,225                $2.36
Forfeited                                          (500)                 $2.75                 0                  N/A
Exercised                                              0                   N/A                 0                  N/A
                                         ---------------- ---------------------   -----------------   -------------------
Outstanding at end of period                   6,180,640                 $1.90         4,176,251                $0.33
                                         ---------------- ---------------------   -----------------   -------------------

     The weighted average grant date fair value of options granted during the first quarter of 2005 was $1.08.

     The following table summarizes information about stock options outstanding at March 31, 2005:

                                                  Options Outstanding
-------------------------------- ------------------------ -------------------------------- -----------------------------
   Range of Exercise Prices        Options Outstanding      Weighted Average remaining      Weighted Average Exercise
                                                                 contractual life                     Price
-------------------------------- ------------------------ -------------------------------- -----------------------------

        $0.13 - $0.99                3,660,661                             7.13                         $0.16
        $1.00 - $2.49                  417,489                             4.45                         $1.65
        $2.50 - $3.79                   85,725                             4.41                         $2.87
        $3.80 - $6.00                2,016,765                             8.28                         $5.08
                                 ------------------------ -------------------------------- -----------------------------
                Total                6,180,640                             7.28                         $1.90
                                 ------------------------ -------------------------------- -----------------------------

The following table summarizes the options exercisable on March 31, 2005:

                                           Options Exercisable
------------------------------------------- ---------------- -------------------
Range of Exercise Prices                         Options        Weighted Average
                                               Exercisable      Exercise Price
------------------------------------------- ---------------- -------------------
$0.13 - $0.99                                    3,660,661               $0.16
$1.00 - $2.49                                      238,058               $1.32
$2.50 - $3.79                                       25,725               $2.75
$3.80 - $6.00                                       75,000               $4.12
                                            ---------------- ------------------
Total Options Exercisable at March 31, 2005      3,999,444               $0.32
                                            ---------------- ------------------

     The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock
purchase  plan  have  been  estimated  with  the  following   weighted   average
assumptions:


                                              March 31, 2005               December 31, 2004
                                         --------------------------     -----------------------
Expected Life(in years)                                       3.36                       2.9
Volatility                                                   48.3%                     61.0%
Risk Free Interest Rate                                      3.42%                     3.33%
Dividend Yield                                               0.00%                      0.0%


     The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the quarters ending March 31, 2005 and March 31, 2004:

                                                    Quarter Ending              Quarter Ending
                                                    March 31, 2005              March 31, 2004
                                                   ----------------            ----------------
Net Income, as reported                               $879,590                      $638,691
Deduct: Stock-based employee compensation
        expense determined under fair value           (367,737)                      (4,183)
        based method for all awards, net of tax
                                                     -----------                   ----------
Pro forma net income                                  $511,853                      $634,508
                                                     -----------                   ----------
Earnings per share, as reported:
  Basic                                                  $0.03                         $0.03
  Fully Diluted                                          $0.02                         $0.02
Pro forma earnings per share:
   Basic                                                 $0.02                         $0.03
   Fully Diluted                                         $0.01                         $0.02


     For purposes of this illustration, the value of each stock award has been estimated as of the date of grant using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company's stock price. Because it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company's stock-based awards. For pro forma illustration purposes, the Black-Scholes value of the Company's stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.

Contingent Consideration

     In connection with certain of the Company's acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition will be increased. As of December 31, 2004, all additional consideration, if earned, will be paid in the form of cash. Any additional consideration paid will be allocated to goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

     In accordance with SFAS No. 141, Business Combinations ("SFAS 141") contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met.

Amount Allocated to Goodwill

     In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination ("EITF 95-8") and FIN 44, the portion of additional consideration issuable to holders of unrestricted (i.e., not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

Net Income Per Share

     Net income per share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and fully diluted earnings per share:

                                              2005              2004
                                          -------------    --------------
Denominator - Shares
  Basic weighted-average shares            32,672,371         21,209,749
  Effect of dilutive securities             6,718,569          5,676,474
                                          -------------    --------------
  Fully Diluted weighted-average shares    39,390,940         26,886,223
                                          -------------    --------------

Intangible Assets and Goodwill

     During 2004 and 2005, the Company entered into six purchase agreements in which it allocated a total of $22,832,177 of the purchase price to intangible assets. The following is a schedule of the Company's intangible assets, by segment, as of March 31, 2005:

                                  Online Dating
                            ----------------------------------------------------
                                 Term   Initial Value Accumulated   Net Carrying
                                                      Amortization     Value
                            ----------  ------------- ------------ -------------
Goodwill                                  $12,209,681         $0     $12,209,681
Client List                    7 Years        416,000     24,453         391,547
Website Code and Development   5 Years      1,220,584     97,350       1,123,234
Client Relations              6 Months         99,000     51,750          47,250
Totals                                    $13,945,265   $173,553     $13,771,712

                                             Search Engine Optimization
                            ----------------------------------------------------
                                 Term   Initial Value Accumulated   Net Carrying
                                                      Amortization     Value
                            ----------  ------------- ------------ -------------
Web Application Tools          5 Years       $175,000    $26,250        $148,750
Goodwill                                       53,708          0          53,708
Totals                                       $228,708    $26,250        $202,458


                                                    Advertising
                            ----------------------------------------------------
                                 Term   Initial Value Accumulated   Net Carrying
                                                      Amortization     Value
                            ----------  ------------- ------------ -------------
Goodwill                                   $3,424,941         $0      $3,424,941
Trade Names                                   590,000          0         590,000
Employment Agreements          4 Years        535,000     33,437         501,563
Customer Relations             8 Years      1,890,000     39,375       1,850,625
Totals                                     $6,439,941    $72,812      $6,367,129



                                    Software and Systems Development and Hosting
                            ----------------------------------------------------
                                 Term   Initial Value Accumulated   Net Carrying
                                                      Amortization     Value
                            ----------  ------------- ------------ -------------
Goodwill                                   $1,387,843          $0     $1,387,843
Software Code                  5 Years        580,000       5,313        574,687
Employment Agreements        3-4 Years        471,011       8,907        462,104
Totals                                     $2,438,854     $14,220     $2,424,634

                                               Company Totals
                                       -----------------------------------------
                                        Initial Value Accumulated   Net Carrying
                                                      Amortization     Value
                                        ------------- ------------ -------------
Goodwill                                  $17,076,173          $0    $17,076,173
Other Intangibles                           5,976,595     286,835      5,689,760

The Company's amortization expense over the next five years is as follows:

2005                              $786,325
2006                               973,980
2007                               967,230
2008                               884,123
2009                               633,637
Thereafter                         854,465
                      ---------------------
Total                           $5,099,760
                      ---------------------

Acquisitions

     On January 14, 2005, the Company completed its acquisition of the MarketSmart Companies, Raleigh, North Carolina. The MarketSmart Companies provide advertising, public relations, marketing, branding and shopping evaluation services and has been assigned to the Advertising segment. The Company acquired 100% of the voting stock of the MarketSmart Companies through a merger. As a result of the merger, the MarketSmart shareholders received an aggregate of $3 million in cash and one million shares of the Company's common stock valued at $3 million. In addition, the MarketSmart shareholders may receive an aggregate of up to $100,000 based on the pre-tax earnings of the MarketSmart Companies for the first four full calendar quarters following the closing. In addition, the Company issued options to purchase an aggregate of 240,000 shares of its common stock to the MarketSmart shareholders and the employees of the MarketSmart Companies. The Company's primary reason for the acquisition was to help it develop into a full marketing agency encompassing both on-line and off-line advertising capabilities.

     On February 21, 2005, the Company completed its acquisition of Personals Plus, Inc.(PPI), Apollo Beach, Florida, by acquiring 100 percent of the voting stock. PPI is in the business of owning and operating online dating and relationship websites, including www.swappernet.com and has been assigned to the
Online  Dating  segment.  Immediately   following  the  merger,   the  Company
contributed all of the stock of the PPI to its Cherish, Inc. subsidiary. As consideration for the merger, the shareholder of PPI, received $2,262,500 in cash and 426,244 shares of Company common stock, valued at $2,262,500. In addition, the Company issued to the shareholder of PPI options to purchase an aggregate of 60,000 shares of Company common stock at $5.30 per share. Further, the shareholder of PPI may receive an aggregate earnout payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing. The Company's primary reasons for the acquisition were to expand its market share in the relevant online dating market.

     On February 21, 2005, the Company completed its acquisition of Ozona Online Network, Inc., ("Ozline"), Clearwater, Florida, by acquiring 100 percent of the voting stock. Ozline is in the business of providing online services including web design, custom web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access and has been assigned to the Software and Systems Development and Hosting segment.. As consideration for the merger, the shareholders of Ozline received an aggregate of $300,000 in cash and 75,538 shares of Company common stock valued at $400,000. In addition, the Company issued options to purchase an aggregate of 60,000 shares of Company common stock at $5.30 per share. Further, the shareholders of Ozline may receive an aggregate earnout payment of up to $200,000 based on the pre-tax earnings of Ozline for the first eight full calendar quarters following the closing. Upon acquiring Ozona Online Network, Inc. during the first quarter of 2005 the Company's Cherish division no longer receives payments under their lease agreement. The Company completed this acquisition to provide its existing entities with website site hosting and for Ozline's website and systems development capabilities.

     On March 11, 2005 the Company completed its acquisition of KowaBunga! Marketing, Inc. ("Kowabunga!") by acquiring 100 percent of the voting stock, for an aggregate of $500,000 cash and 127,818 shares of the Company's common stock valued at $750,000. KowaBunga! is in the business of producing and selling software services related to the marketing of products and services of its customers over the Internet and has been assigned to the Advertising segment. The Company completed this acquisition to help in the development of the Company's affiliate marketing strategy.

     The results of operations for the above acquisitions are included from the date of acquisition in the consolidated financial statements of the Company.

     The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

                    Net Assets     Goodwill and   Deferred Tax      Total
                  (Liabilities)     Purchased      Liabilities    Consideration
                     Assumed       Intangibles
----------------  -------------    ------------  --------------   -------------
Market Smart          855,516        6,439,941       (959,087)        6,336,370
Personals Plus       (355,594)       5,247,790       (268,312)        4,623,884
Ozona Online          (15,692)         916,413       (114,439)          786,283
Kowabunga              16,739        1,522,440       (287,573)        1,251,606


Accounting for Contingent Consideration

     In connection with its prior acquisitions, the merger consideration may be increased as the former stockholders of each entity are entitled to earn a payment in cash contingent upon satisfaction of certain future internal performance goals set forth in the definitive merger agreement. The total amount of future consideration available to the stockholders of each entity will be treated as additional purchase price and allocated to goodwill when earned and is as follows:



                             WebCapades   MarketSmart  Ozona Online  Personals Plus  Kowabunga
-------------------------- ------------   -----------  ------------  --------------  ----------

Balance, January 1, 2005      $500,000            $0             $0             $0          $0
Quarter Acquisitions                 0       100,000        200,000        450,000   2,250,000
-------------------------- ------------   -----------  ------------  --------------  ----------
Totals                        $500,000      $100,000       $200,000       $450,000  $2,250,000
-------------------------- ------------   -----------  ------------  --------------  ----------

     In connection with the acquisition of Kowabunga! Marketing, Inc., the merger acquisition may also be increased as the former shareholders are entitled to earn a payment in stock upon meeting certain performance goals. The maximum amount of stock they may earn is $2,700,000 to be valued after the performance goals are met.

     In addition, the former shareholders of the above acquisitions were granted a total of 270,000 options which when vested will be charged to stock based compensation expense(see stock based compensation).

Pro Forma Financial Information

     During the quarter ended March 31, 2005, the Company acquired the following businesses in transactions that were accounted for using the purchase method of accounting: 1) acquisition of MarketSmart Companies, 2) Personals Plus, Inc., 3) Ozona Online Networks, Inc. and 4) Kowabunga! Marketing, Inc. The following table summarizes the pro forma results of our operations for the three months ended March 31, 2005 and 2004 as if the acquisitions had occurred on January 1, 2004, instead of their respective later acquisition dates:

                                      Three Months Ended                   Three Months Ended
                                         March 31, 2005                      March 31, 2004
                                --------------------------------   ---------------------------------
                                 Historical   Pro Forma Combined    Historical    Pro Forma Combined
                                ------------- ------------------   -------------  ------------------

Revenues                          10,179,156      11,034,938          3,825,431         8,676,452
Net Income                           879,590         973,246            638,691         1,248,428
Basic Earnings Per Share                0.03            0.03               0.03              0.05
Diluted Earnings Per Share              0.02            0.02               0.02              0.04


The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

Segment Analysis

     The Company's operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. The
Company had four operating segments at March 31, 2005, search engine enhancement, online dating, traditional advertising and software, systems development and hosting. The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations

     Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The "other" category in the "Total Assets By Industry Segment" table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

                          NET SALES BY INDUSTRY SEGMENT
--------------------------------------------------------------------------------
                                         2005                     2004
                                   --------------------   ----------------------
                                     Amount    Percent      Amount     Percent
---------------------------------  ---------- ---------   ----------   --------
Search engine enhancement          $5,816,992    57.15    $3,825,431     100.00
Online Dating                       1,869,944    18.37             0       0.00
Advertising                         2,341,698    23.00             0       0.00
Software, Systems Development and     193,236     1.90             0       0.00
Hosting
Elimination                           (42,714)   (0.42)            0       0.00
                                   --------------------   ----------------------
Total                             $10,179,156   100.00     $3,825,431     100.00
                                   --------------------   ----------------------

                         PRE TAX PROFIT (LOSS) FROM CONTINUING OPERATIONS
--------------------------------------------------------------------------------
                                                    2005                  2004
------------------------------------------- ----------------       -------------
Search engine enhancement                        $1,321,215          $1,034,372
Online Dating                                       409,224                   0
Advertising                                         168,277                   0
Software, Systems Development and Hosting              (268)                  0
Other                                              (473,628)            (74,903)
                                            ----------------       -------------
Total                                            $1,424,820            $959,469
                                            ----------------       -------------

                        TOTAL ASSETS BY INDUSTRY SEGMENT
--------------------------------------------------------------------------------
                                           2005                     2004
                                   ------------------------ --------------------
                                     Amount      Percent      Amount     Percent
                                   ------------ ---------   ---------- ---------
Search engine enhancement           $9,835,483      21.63   $3,521,251    60.22
Online Dating                       15,024,714      33.04            0     0.00
Advertising                          8,325,661      18.31            0     0.00
Software, Systems Development and    3,125,563       6.87            0     0.00
Hosting
Other                                9,159,952      20.15    2,325,909    39.78
                                   ------------ ---------   ---------- ---------
Total                              $45,471,373     100.00   $5,847,160   100.00
                                   ------------ ---------   ---------- ---------

Subsequent Events

     On April 22, 2005, the Company acquired PrimaryAds Inc. pursuant to a merger agreement. PrimaryAds is an affiliate marketing company specializing in pay for performance advertising. PrimaryAds Merger Sub, a wholly owned subsidiary of the Company, was merged with and into PrimaryAds which, as a result, became a wholly owned subsidiary of the Company. As consideration for the merger, the shareholders of PrimaryAds received an aggregate of $9,950,000 in cash. In addition, the Company issued to the shareholders and employees of PrimaryAds warrants to purchase an aggregate of 146,000 shares of Company common stock. Further, the shareholders of PrimaryAds may receive an aggregate earnout payment of up to $16,000,000 (the "Earnout Payment") based on the pre-tax earnings of PrimaryAds for the first twelve full calendar quarters following the closing. The first $10,000,000 of the Earnout Payment, to the extent earned, will be paid in shares of Company common stock. The remainder of the Earnout Payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company's common stock. The Company granted to the PrimaryAds shareholders certain registration rights with respect to the shares of the Company's common stock that may be issued as part of the Earnout Payment.

     The Company is in the process of valuing certain intangible assets related to the above acquisition and thus the allocation of the purchase price has not been completed.

Item 2.           Management Discussion and Analysis or Plan of Operation

     Certain statements in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could." These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties identified under the caption "Risk Factors," beginning on page 22 and elsewhere in this quarterly report or in any supplement we may file. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

Overview

     We were incorporated in the State of Nevada in October 1987. From 1993 until 1997 we essentially had no operations. In 1997, we acquired two private companies that we subsequently divested. In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc.

     Through a series of acquisitions completed in 2004 and 2005, we now operate our businesses through eight direct wholly owned subsidiaries: WebSourced, Inc., the three companies which make up the MarketSmart Companies, Cherish, Inc., Ozona Online Network, Inc., KowaBunga! Marketing, Inc. and Primary Ads, Inc. We also operate through one indirect wholly owned subsidiary, Personals Plus, Inc. which is a direct, wholly owned subsidiary of Cherish, Inc.

     On March 18, 2005, we entered into a letter of intent to acquire Vintacom Media Group Inc. Located in Alberta, Canada, Vintacom operates several dating properties including DreamMates.com, SingleMe.com, PassionatePersonals.com and The Relationship Exchange. Finally, on March 25, 2005, we entered into a letter of intent to acquire Real Estate School Online, Inc. Located in Miami, Florida, Real Estate School is a leading provider of online education products and services specializing in delivering fully accredited real estate licensing and continuing education courses in the States of Florida and Georgia.

     We have begun doing business under the name "Think Partnership Inc." At our next annual meeting of shareholders we will seek approval to formally change our legal name to Think Partnership Inc.

Critical Accounting Policies and Estimates

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

     o We recognize revenues in accordance with the following principles with respect to our different business services:

     o Search Engine Enhancement Services. We recognize revenues in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model revenue is recognized using the pattern in which obligations to the customer are fulfilled over the term of the contract.

     o Pay Per Click Management Fees. We recognize revenue on pay per click management services in the month the services are performed.

     o Online Dating Segment. We recognize income on monthly and multi-monthly subscription contracts on a straight line basis over the term of the contract.

     o We enter into contracts with customers, and give those customers two payment options. The customer can make one payment in advance of services, or installment over four, six or twelve month periods. We recognize revenue, however, in the periods that we perform the work related to the contract as follows:

     o If payment is received when a contract is signed, we record the receipt of the payment along with an offsetting liability recorded as deferred revenue for the entire amount of the contract. Each month, revenue is recognized as obligations to the customer are fulfilled by debiting deferred revenue and crediting revenue.

     o If a customer elects to pay in installments, the total amount of the contract is recorded as a debit to installment contracts receivable and a credit to deferred revenue. We then debit accounts receivable when we send an invoice and credits installment contracts receivable. Each month, revenue is recognized as obligations to the customer are fulfilled by debiting deferred revenue and crediting revenue. For financial statement purposes, installment contracts receivable is netted with deferred revenue for these contracts and the amount is listed under "unbilled revenue" on our balance sheet. The pattern in which costs are incurred approximates obligations being fulfilled. Therefore, revenue is recognized more quickly than the customer is billed and there will always be an unbilled revenue amount until the installment contract expires.

     o All assets are depreciated over their estimated useful life using the straight line method. Intangible assets are amortized over their estimated lives using the straight line method. Goodwill is tested for impairment annually per FAS 142.

     o We record federal and state income taxes on items included in the Consolidated Statements of Operations regardless of the period when the taxes are payable. Deferred taxes are recognized for temporary differences between financial and income tax.

     o Additional consideration payable in connection with certain acquisitions, if earned, is accounted for using the following principles:

     o In accordance with SFAS No. 141, Business Combinations ("SFAS 141") contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. We record the additional consideration issued or issuable in connection with the relevant acquisition when the contingency is satisfied.

     o In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination ("EITF 95-8") and FIN 44, the portion of additional consideration issuable to holders of unrestricted (i.e. not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price because the consideration is unrelated to continuing employment with us and is allocated to goodwill.

     o In accordance with EITF 95-8, the value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as an immediate charge to stock-based compensation expense at the time of vesting because the consideration is related to continuing employment with us or the acquired subsidiary.

     o We have granted incentive stock options to employees and non-qualified stock options have been granted to employees, non-employee members of the board of directors and other persons. We account for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, and have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The fair value of options granted to non-employees, as defined under SFAS 123, has been expensed in accordance with SFAS 123. In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of our common stock on the date of grant, unless certain modifications are subsequently made. We record deferred compensation in connection with stock options granted with exercise prices less than the fair market value of our common stock on the date of grant. The amount of such deferred compensation per share is equal to the excess of such fair market value over the exercise price.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Our total assets as of March 31, 2005 were approximately $45.5 million compared to approximately $34.1 million as of December 31, 2004. This increase was attributable to many factors. During the quarter we acquired MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. (collectively, the "MarketSmart Companies"), Personals Plus, Inc., Ozona Online Network, Inc. and Kowabunga! Marketing, Inc. As a result of these acquisitions, we acquired approximately $14.1 million in intangible assets and allocated approximately $9.3 million to goodwill during the first quarter of 2005. Our accounts receivable and unbilled revenue increased by approximately $2.7 million in the quarter primarily as a result of these acquisitions and the addition of new customers entering into installment contracts during the first quarter of 2005. Our cash and cash equivalents decreased during the quarter by $6.5 million primarily as a result of the cash we used to fund these acquisitions.

     Our total liabilities as of March 31, 2005 were approximately $8.5 million compared to approximately $4.8 million as of December 31, 2004. Total debt at March 31, 2005 was approximately $1.0 million, the same as it was on December 31, 2004. We paid down our current debt in the quarter by approximately $300,000 but incurred additional debt during an acquisition. Our accounts payable, accrued expenses and other current liabilities and deferred revenue nearly doubled during first quarter of 2005 primarily as a result of our acquisitions.

     Shareholders' Equity increased by approximately $7.7 million during the quarter ended March 31, 2005. This increase resulted primarily from our issuing an aggregate of 1,629,600 shares of our common stock in connection with our acquisitions and our generating approximately $880,000 of net income during the quarter.

     Comparison of Operating Results for Three Months Ended March 31, 2005 and March 31, 2004

     Sales for the quarter ended March 31, 2005 increased 166% to approximately $10.2 million from the same period in the prior fiscal year. Sales from our search engine enhancement segment increased from approximately $3.8 million to approximately $5.8 million during this period. This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force. Additionally, during 2004 and the first quarter of 2005, as a result of our acquisitions, we entered into the online dating, advertising and software development and hosting segments. Sales from these segments were approximately $4.4 million during the first quarter of 2005. We did not enter into these segments until after the end of the first quarter 2004. We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

     The gross profits for the quarter ended March 31, 2005 were approximately $7.0 million (68% of sales). In contrast the gross profits for the equivalent period in 2004 were approximately $3.2 million (85% of sales). The decrease in our gross profit as a percentage of revenues was due to the increase in our operations, engineering and production department to better serve our client base.

     Selling, general and administrative expenses were approximately $5.4 million (53% of sales) for the quarter ended March 31, 2005. For the same period last year, the expenses totaled approximately $2.3 million (61% of sales). The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs. We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the quarter ended March 31, 2005 was approximately $880,000 compared to approximately $640,000 for the first quarter ended March 31, 2004. Basic earnings per common share for the quarter ended March 31, 2005 were $0.03 and $0.03 for the quarter ended March 31, 2004. Fully diluted earnings per share for the quarter ended March 31, 2005 was $0.02 versus $0.02 for the quarter ended March 31, 2004.

Liquidity and Capital Resources

     This section describes our balance sheet and liquidity and capital commitments. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents at March 31, 2005 and December 31, 2004 were approximately $10.7 million and $17.2 million, respectively. For the quarter ended March 31, 2005 we used cash primarily for acquisitions and generated cash primarily from our operating activities.

     Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. Our cash deposits exceeded FDIC-insured limits by approximately $9.65 million at various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

Cash Flows from Operating Activities

     We used approximately $504,000 in cash from operating activities during the quarter ended March 31, 2005, as compared to generating approximately $111,000 during the same quarter for the fiscal year ended December 31, 2004. This decrease in cash from operating activities is primarily a result of a greater increase to our accounts receivable, unbilled revenue and prepaid expense balances during the quarter ended March 31, 2005 as compared to during the quarter ended March 31, 2004, offset by an increase in our net income and accounts payable during the same period. The increase in our accounts receivable and accounts payable was primarily due to our acquisitions during the first quarter of 2005 as well as our expanded operations. The increase in our prepaid expenses was primarily the result of salary we prepaid in connection with services to be performed on behalf of one of our customers. The increase in our unbilled revenue was primarily due to the addition of new customers entering into installment contracts during the first quarter of 2005. Cash Flows from Investing Activities

     We used approximately $5.8 million cash in investing activities during the first quarter of 2005 as compared to using approximately $260,000 during the first quarter of 2004. This increase was due primarily to our acquisitions during the first quarter of 2005, for which we used approximately $5.6 million cash.

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

Cash Flows from Financing Activities

     We used approximately $206,000 cash in financing activities during the quarter ended March 31, 2005, as compared to generating approximately $738,000 during the same period in 2004. The primary use of cash from financing activities during the period ended March 31, 2005 was to repay principal on outstanding debt. The primary source of cash generated from financing activities during the first quarter of 2004 was proceeds, totaling approximately $2.75 million, from sale of common stock. These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $2.15 million.

     We expect to continue our growth in 2005 by expanding our current operations and through acquisitions. We expect to fund this growth through cash from operations and by raising additional capital by issuing equity. We may also need to incur indebtedness to help fund our growth.

Segment Analysis

     Our operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments. We have four operating segments at the end of the first quarter of 2005. We evaluate the performance of each segment using before-tax income or loss from continuing operations. Sales transactions between segments are eliminated in this schedule.

     Listed below is a presentation of sales, operating profit and total assets for all reportable segments. The "other" category in the "Total Assets By Industry Segment" table consists of assets that we own that are not otherwise allocated to a particular segment.

                          NET SALES BY INDUSTRY SEGMENT
--------------------------------------------------------------------------------
                                         2005                     2004
                                   --------------------   ----------------------
                                     Amount    Percent      Amount     Percent
---------------------------------  ---------- ---------   ----------   --------
Search engine enhancement          $5,816,992    57.15    $3,825,431     100.00
Online Dating                       1,869,944    18.37             0       0.00
Advertising                         2,341,698    23.00             0       0.00
Software, Systems Development and     193,236     1.90             0       0.00
Hosting
Elimination                           (42,713)   (0.42)            0       0.00
                                   --------------------   ----------------------
Total                             $10,179,157   100.00     $3,825,431     100.00
                                   --------------------   ----------------------

                         PRE TAX PROFIT FROM CONTINUING OPERATIONS
--------------------------------------------------------------------------------
                                                    2005                  2004
------------------------------------------- ----------------       -------------
Search engine enhancement                        $1,321,215          $1,034,372
Online Dating                                       409,224                   0
Advertising                                         168,277                   0
Software, Systems Development and Hosting              (268)                  0
Other                                              (473,628)            (74,903)
                                            ----------------       -------------
Total                                            $1,424,820            $959,469
                                            ----------------       -------------

                        TOTAL ASSETS BY INDUSTRY SEGMENT
--------------------------------------------------------------------------------
                                           2005                     2004
                                   ------------------------ --------------------
                                     Amount      Percent      Amount     Percent
                                   ------------ ---------   ---------- ---------
Search engine enhancement           $9,835,483      21.63   $3,521,251    60.22
Online Dating                       15,024,714      33.04            0     0.00
Advertising                          8,325,661      18.31            0     0.00
Software, Systems Development and    3,125,563       6.87            0     0.00
Hosting
Other                                9,159,952      20.15    2,325,909    39.78
                                   ------------ ---------   ---------- ---------
Total                              $45,471,373     100.00   $5,847,160   100.00
                                   ------------ ---------   ---------- ---------

     Our other assets consist primarily of cash of $8.8 million, of which all is unrestricted, and notes receivable of $280,000.

Subsequent Events

     On April 22, 2005, we acquired PrimaryAds Inc. Located in North Plainfield, New Jersey, PrimaryAds is a leading provider of affiliate marketing services that connects website publishers with online advertisers.

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

     Our business depends in part on the growth and maintenance of the Internet and telecommunications infrastructure. The success of our business depends in part on the continued growth and maintenance of the Internet and telecommunications infrastructure. This includes maintaining a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. We have no control over the providers of access services to the Internet. Regional and national telecommunications outages have caused our online dating business to experience service interruptions during which our users could not access our subscription-based services. Interruptions, delays or capacity problems with any points of access between the Internet and our websites could adversely affect our ability to provide services to users of our websites. The temporary or permanent loss of all or a portion of our services on the Internet, the Internet infrastructure generally, or our users' ability to access the Internet, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

     Search Engine Optimization may become more difficult or less desirable over time. Search engines generally seek to rank websites based upon their degree of relevancy to the key words in question. The search engines are frequently changing their algorithms and criteria in order to try to prevent their rankings from being manipulated creating a risk that over time the search engines may succeed in limiting the efficacy of our services either through continued refinement of their ranking system or in some other way hindering search engine optimization efforts. The search engine optimization industry is relatively new with limited technological barriers to entry. Increased competition over time may reduce the overall efficiency of our efforts as other competitors produce similar results for their clients. Search engines are increasing the number of "pay per click" listings in their search results, generally lessening the desirability of our SEO services. Although we perform "pay per click" campaign management, there is no assurance that the revenues from "pay per click" campaign management will offset any decline in demand for our SEO services. All of these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

     The ability of our online dating business to generate cash flow and operating profits depends on a number of factors that are difficult to predict. The ability of our online dating business to generate cash flow and profits, if any, depends on acceptance of online dating services and our ability to, among other things, (1) create and increase brand awareness and attract and retain a large number of members and subscribers, including converting members into paying subscribers; (2) maintain current, and develop new, relationships with portals, search engines, ISPs and other Internet properties and entities capable of attracting individuals who might subscribe to our fee-generating services;
(3) implement expansion plans or integrate newly acquired companies, including controlling the costs associated with expansion or acquisitions; (4) control general infrastructure costs including the amount and timing of operating and capital expenditures; (5) introduce new websites, features and functionality on a timely basis; (6) achieve economies of scale across our various websites; (7) protect our data from loss or electronic or magnetic corruption; (8) provide failure and disaster recovery programs; (9) upgrade our technology and protect our sites from technology failures; and (10) anticipate and adapt to changing Internet business strategies. Failure to accurately predict or respond to these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

     The display of adult content on our websites could be restricted by regulation. We display adult content on some of our websites. The display of adult content is subject to significant regulation. Changes or increases in these regulations could restrict our ability to provide adult content in various jurisdictions. Any increase in these regulations or restrictions on the content that may be provided on our website could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

     Security breaches and inappropriate Internet use could damage our business. Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce in particular. Failure to successfully prevent security breaches could significantly harm our business and expose us to lawsuits. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations, or damage our brand and reputation. Breach of our security measures could result in the disclosure of personally identifiable information and could expose us to legal liability. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage. We have experienced security breaches and attempts at "hacking." We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which might adversely affect our online dating business. All of these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

     We are exposed to risks associated with credit card fraud and credit payment. Many of our customers use credit cards to pay for our services. We have suffered losses, and may continue to suffer losses, as a result of membership orders placed with fraudulent credit card data, even though the associated financial institution approved payment. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when the merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

     Our affiliate marketing business relies on a third-party software technology provider which has threatened to discontinue its services, and its failure to continue to provide such services could irreparably harm our business. We rely on Direct Response Technologies, Inc. ("DRT") to provide important software technology services to PrimaryAds Inc. ("PrimaryAds"), our affiliate marketing business, pursuant to a written Agreement (the "Direct Track Agreement"). DRT has threatened to terminate the Direct Track Agreement unless we agree to direct PrimaryAds to only purchase software technology services from DRT, and to commit that we and all of our subsidiaries including KowaBunga! Marketing, Inc. ("KowaBunga") -- a direct competitor of DRT -- will not compete with the network version of DRT's software technology. To date we have been unable to obtain adequate assurances from DRT that it will not terminate its software technology services to PrimaryAds. We may seek among other things preliminary injunctive relief, and thereafter a permanent injunction, directing DRT to continue (as it is contractually obligated) to provide PrimaryAds access to and use of DRT's software technology, and not to diminish or degrade the scope and quality of the services provided to PrimaryAds. If DRT is successful in terminating its software technology services to PrimaryAds, then our PrimaryAds business could suffer irreparable harm including but not limited to the destruction of its business, and loss of goodwill and reputation with its valued customers. This could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock. DRT has also refused to return certain information regarding PrimaryAds' business that is currently in DRT's possession and control. If DRT is successful in refusing to provide this information , then our PrimaryAds' business could suffer additional irreparable harm including but not limited to the further destruction of its business, and loss of goodwill and reputation with its valued customers. This could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock. Moreover, we expect this litigation to be expensive, both in terms of legal fees and expenses that we will be forced to expend, and in terms of the management time of our officers and the officers of our subsidiaries, including PrimaryAds and KowaBunga, that will be required during the course of this litigation. This could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We may incur legal fees and expenses, and possibly losses, in regard to a troubled construction project in St. Ann, Missouri. We have become aware that various disputes regarding the completion of certain work performed on a construction project in St. Ann, Missouri, have occurred and are scheduled to be arbitrated sometime during 2005. Further, we may be required to pay amounts under an indemnity agreement we have with the surety for the St. Ann project. There is no assurance we will be able to recover any amounts that we pay from a person who has agreed to indemnify us for these losses or expenses. Failure of this person to indemnify us could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

     A significant portion of our stock is owned or controlled by insiders. Our officers, directors or entities controlled by us or these individuals own or control a significant portion of our common stock. Accordingly, these persons have substantial influence over our policies and management. We may take actions supported by these individuals that may not be viewed by some stockholders to be in our best interest.

     We have not paid dividends since our inception and do not expect to do so in the foreseeable future. We have never paid dividends on our common stock and have no plans to do so for the foreseeable future. We presently anticipate that all earnings, if any, will be retained to develop our business and acquire additional companies and assets.

     Certain provisions of Nevada corporate law may limit or discourage actions in your best interest. Certain provisions of Nevada corporate law limit the circumstances under which a person or entity may acquire a controlling interest in the stock of a Nevada corporation or cause a merger, consolidation or other "combination" to occur involving a Nevada corporation. These laws may discourage companies or persons interested in acquiring a significant interest in or control of us, or delay or make an acquisition or transaction more difficult or expensive to consummate, regardless of whether the acquisition or transaction is in the best interest of our stockholders all of which may limit or prevent you from receiving a "control premium" for your common stock.

Item 3.           Control and Procedures

     As required by Rule 13a-15 under the Exchange Act, within ninety (90) days prior to the filing of this report, we carried out an evaluation under the supervision and participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings.

         None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

     The following sets forth securities sold by us during the quarter ended March 31, 2005 without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were "accredited investors" and/or "sophisticated investors" not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon, exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, the company did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

     1.  On  January  14,  2005,  as  part  of our  acquisition  of  MarketSmart
Advertising, Inc., Rightstuff, Inc. d/b/a Bright Idea Studio, and Checkup Marketing, Inc. (which we refer to collectively, as the "MarketSmart Companies"), we issued an aggregate of one million shares of common stock to the stockholders of the MarketSmart Companies.

     2. On January 27, 2005, we issued 100,000 shares to Kellogg Capital Group LLC pursuant to the exercise of warrants at $0.13 per share. We also issued 13,258 shares to each of Benton Kendig and James Martin pursuant to the exercise of warrants at $1.00 per share.

     3. On February 21, 2005, as part of our acquisition of Personals Plus, Inc, we issued 426,244 shares of common stock to the sole stockholder of Personals Plus.

     4. On February 21, 2005, as part of our acquisition of Ozona Online Network, Inc., we issued an aggregate of 75,538 shares of our common stock to the stockholders of Ozona Online.

     5. On March 6, 2005, we issued 82,867 shares to Richard H. Albright, Jr. pursuant to the exercise of warrants at $1.00 per share.

     6. On March 11, 2005, as part of our acquisition of Kowabunga! Marketing, Inc., we issued 127,818 shares of our common stock to the sole stockholder of Kowabunga.

     7. As of May 16, 2005, 12,034,289 options and warrants to purchase common stock of the Company were outstanding at exercise prices ranging from $0.001 to $5.30 per share.


Item 3.           Defaults Upon Senior Securities.

         None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

Item 5.           Other Information.

         None.

Item 6.           Exhibits.


EXHIBIT NO.

2.1 Agreement entered into as of August 19, 2004, by and among CGI Holding Corporation, Webcapades Acquisition Sub, Inc., a Florida corporation and wholly-owned subsidiary of CGI Holding Corporation, Webcapades, Inc., a Florida corporation, Scott Mitchell and Kristine E. Mitchell. (1)

2.2 Plan of Merger by CGI Holding Corporation, Webcapades Acquisition Sub, Inc., a Florida corporation, and Webcapades, Inc., a Florida corporation. (1)

2.3 Agreement and Plan of Reorganization by and among CGI Holding Corporation and WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholders of WorldMall, Inc. dated as of March, 2001. (2)

3.1 Articles of Incorporation of CGI Holding Corporation, as amended as of February 26, 2004. (2)

3.2 Restated By-laws of CGI Holding Corporation.*

4.1 Form of Warrant to purchase common stock of CGI Holding Corporation for August 2004 offering. (3)

4.2 Form of Warrant to purchase common stock of CGI Holding Corporation for December 6, 2004 offering. (3)

4.3 Form of Registration Rights Agreement by and among CGI Holding Corporation and certain of its shareholders for December 6, 2004 offering. (3)

10.1 Agreement, dated December 23, 2004, by and among CGI Holding Corporation, Proceed Acquisition Sub, Inc., Meandaur, Inc. d/b/a Proceed Interactive, Bruce
A. Findley, Jonathan Schepke and Stephen Schepke. (4)

10.2 Agreement by and among the Company, MarketSmart Acquisition Sub, Inc., Rightstuff Acquisition Sub, Inc., Checkup Acquisition Sub, Inc., the MarketSmart Companies and the MarketSmart Shareholders, dated January 14, 2004. (5)

10.3  Employment  Agreement  by  and  between  MarketSmart  Advertising,   Inc.,
RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Gregory J. Cox. *

10.4  Employment  Agreement  by  and  between  MarketSmart  Advertising,   Inc.,
RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and M. Lewis Finch III. *

10.5  Employment  Agreement  by  and  between  MarketSmart  Advertising,   Inc.,
RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Steven Thanhauser. *

10.6 First Amendment to Agreement, dated December 23, 2004, by and among CGI Holding Corporation, Proceed Acquisition Sub, Inc., Meandaur, Inc. d/b/a Proceed Interactive, Bruce A. Findley, Jonathan Schepke and Stephen Schepke., dated February 15, 2005. (4)

10.7 Agreement by and among the Company, PPI Acquisition Sub, Inc., Personals Plus, Inc. and Paul Widisky, dated February 21, 2005. (6)

10.8 Employment Agreement by and between Webcapades, Inc., PPI Acquisition Sub, Inc. and Paul Widisky. *

31.1  Certification by Gerard M. Jacobs,  Chief Executive  Officer,  pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1  Certification by Gerard M. Jacobs,  Chief Executive  Officer,  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

1 Incorporated by reference and filed as an exhibit to the CGI Holding Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2 Incorporated by reference and filed as an exhibit to the CGI Holding Corporation's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

3 Incorporated by reference and filed as an exhibit to the CGI Holding Corporation's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

4 Incorporated by reference and filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (SEC File No. 001-32442).

5 Incorporated by reference and filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005 (SEC File No. 033-19980-D).

6 Incorporated by reference and filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2005 (SEC File No. 033-19980-D).



*        Filed as part of this document.



                                                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 16th day of May, 2005.



                CGI HOLDING CORPORATION (Registrant)

                By:      /s/ Gerard M. Jacobs
                Gerard M. Jacobs, Director, President,Chief Executive Officer, Treasurer and Secretary

                By:      /s/ Jody Brown
                Jody Brown, Chief Financial Officer

                                   exhibit 3.2

                                    RESTATED
                                     BY-LAWS
                                       OF
                             CGI HOLDING CORPORATION

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

Article II                       STOCKHOLDERS

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

4.       NOTICE OF MEETING.

Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the president, or the secretary or the officer or persons calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon pre-paid.

5.       CLOSING OF TRANSFER BOOKS OR FIXING OF RECORD DATE.

For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, thirty days; provided, however, that for so long as any class of the corporation's capital stock is listed on an exchange or included for quotation on an interdealer quotation system, the directors of the corporation shall not authorize closing of the stock transfer books for any purpose. If the stock transfer books shall be closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the directors may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than sixty days and, in case of a meeting of stockholders, not less than ten days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

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

7.       QUORUM.

Unless otherwise provided by law, at any meeting of stockholders one-third of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted at the meeting as originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

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

Article III        BOARD OF DIRECTORS

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

11.      COMPENSATION.

     The board of directors shall have the authority to fix the compensation of directors. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

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

     Article IV OFFICERS

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

Article XII - INDEMNIFICATION

1.       INDEMNIFICATION OF THIRD PARTY ACTIONS.

     The corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had not reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in the best interest of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

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




                                  EXHIBIT 10.3

                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (this "Agreement"), effective as of January 14, 2005, is by and between MARKETSMART ADVERTISING, INC., a North Carolina corporation and the surviving corporation in the merger of MarketSmart Advertising, Inc. with and into MarketSmart Acquisition Sub, Inc. ("MarketSmart"), RIGHTSTUFF INC. d/b/a BRIGHT IDEA STUDIO, a North Carolina corporation and the surviving corporation in the merger of Rightstuff Inc. d/b/a Bright Idea Studio with and into Rightstuff Acquisition Sub, Inc. ("Rightstuff"), CHECKUP MARKETING, INC., a North Carolina corporation and the surviving corporation in the merger of Checkup Marketing, Inc. with and into Checkup Acquisition Sub, Inc. ("Checkup"), and GREGORY J. COX, an individual residing in North Carolina ("Executive").

     WHEREAS, CGI Holding Corporation, is a publicly traded Nevada corporation ("CGI"), and MarketSmart, Rightstuff, Checkup and WebSourced, Inc. ("Websourced"), are North Carolina corporations and wholly-owned subsidiaries of CGI;

     WHEREAS, each of MarketSmart, Rightstuff and Checkup (collectively, the "Companies") desires to employ Executive as its Vice President, and Executive desires to accept such employment, pursuant to the terms and conditions set forth below;

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements contained herein, as well as for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

     1. Employment. Each of the Companies hereby employs Executive, and Executive hereby accepts such employment, in accordance with the terms and conditions hereinafter set forth.

     2. Duties. Executive shall be employed as Vice President of each of the Companies at their principal offices at 5109 Holly Ridge Drive, Suite 210, Raleigh, North Carolina, or at other offices designated by the Companies in the Raleigh/Morrisville metropolitan area, subject to such travel as the rendering of services hereunder may require, and Executive shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Boards of Directors of the Companies in connection with the conduct of the Companies' businesses (collectively, the "Business"). Executive will report to the President and Chief Executive Officer of WebSourced. The duties shall be those that are customarily performed by an executive of such title in a company with similar revenues, together with such duties that may from time to time be requested provided such additional duties are reasonably related to the scope of employment of such Executive.

     3. Extent of Services. Executive shall devote his entire time and best efforts to the Business and shall not, during the term of this Agreement, be engaged (whether or not during normal business hours) in any other business or professional activity; provided, however, that the provisions of this Section 3 shall not be construed as preventing Executive from engaging in a reasonable level of charitable activities nor investing his personal assets in businesses which do not compete with CGI, WebSourced or the Companies, in such form or manner as will not require any services on the part of Executive in the operation or the affairs of the companies in which such investments are made and in which his participation is solely that of a passive investor.

     4. Compensation. For all services rendered by Executive under this Agreement, the Companies shall jointly pay Executive for the period from and after the date of this Agreement through and including December 31, 2007, an annual base compensation in an amount equal to Two Hundred Seventeen Thousand Dollars ($217,000) per annum from the date hereof through December 31, 2005, and an annual base compensation in an amount equal to Two Hundred Fifty Thousand Dollars ($250,000) per annum from January 1, 2006 through December 31, 2007. Any bonuses paid to Executive during the term of his employment shall be solely within the discretion of the Boards of Directors of the Companies. Executive shall be paid in accordance with the customary payroll practices of the Companies, subject to such deductions and withholdings as may be required by law or agreed to by Executive. During the term of his employment, Executive shall be generally entitled to participate in Executive benefit plans or programs which are generally made available to Vice Presidents of Websourced, subject to all of the rules, regulations, terms and conditions applicable thereto ("Vice President Benefits"). A general summary of Websourced's Vice President Benefits as currently in effect is attached hereto as Attachment A. The Companies shall have the right at any time to put into place arrangements pursuant to which some or all of Executive's compensation and/or benefits set forth above shall be provided to Executive by or through Websourced or other companies affiliated with CGI and Websourced (rather than directly by the Companies), and Executive shall fully cooperate with such arrangements and shall promptly sign such documents and take all such other actions as shall be deemed necessary by the legal counsel for the Companies in order to facilitate such arrangements, provided that such arrangements shall not in any event reduce any of the compensation, benefits and perks to which Executive is entitled under this Agreement as of the signing hereof.

     5. Term. This Agreement shall commence on the date first set forth above and shall continue until December 31, 2007, unless earlier terminated in accordance with Section 6 of this Agreement.

     6. Termination of Employment.

     (a) Death or Disability of Executive. The employment of Executive under this Agreement shall terminate upon his death or, at the option of the Companies, if Executive shall be prevented from fully performing his duties hereunder as a result of his disability or illness for a continuous period of one hundred eighty (180) days.

     (b) [This section intentionally left blank.]

     (c) Termination "For Cause". The Companies shall have the right to terminate the employment of Executive under this Agreement "For Cause," as such term is defined below, at any time without further liability or obligations to Executive. For purposes of this Agreement, "For Cause" shall refer to any of the following events: (1) Executive's repeated gross neglect of or negligence in the performance of his duties; (2) Executive's failure or refusal to follow instructions given to him by the Board of Directors of the Companies; (3) Executive's repeated conscious violation of any provision of the Companies' Bylaws or of their other stated policies, standards, or regulations; (4) Executive's being investigated, indicted, convicted or plea bargaining in regard to any criminal offense, other than minor traffic violations, based on Executive's conduct occurring during the term of this Agreement; or (5)
Executive's violation or breach of any material term, covenant or condition contained in this Agreement.

     (d) Accrued Salary. Except as otherwise provided herein, in the event that the Companies or Executive terminates this Agreement for any reason whatsoever, Executive shall be paid (less all applicable deductions) all earned and accrued base compensation due to Executive for services rendered up to the date of termination.

     (e) Severance Payment. Except as otherwise provided herein, in the event the Companies terminate this Agreement without cause, Executive shall be paid on the date of termination a severance amount equal to all amounts of his annual base compensation, less all applicable deductions, that would have become due and owing to Executive through December 31, 2007, as if Executive's employment with the Companies had not been terminated prior thereto.

     7. Non-Competition and Non-Solicitation.

     (a) Executive acknowledges that the services to be performed by him under this Agreement are of a special, unique, unusual, extraordinary and intellectual character, and the provisions of this Section 7 are reasonable and necessary to protect the Companies' business.

     (b) In consideration of the foregoing acknowledgments by Executive, and in consideration of the compensation and benefits to be paid or provided to Executive by the Companies, Executive covenants that he will not, during the term of this Agreement and for a period of two (2) years thereafter, directly or indirectly:

     (1) except in the course of his employment hereunder, engage or invest in, own, manage, operate, finance, control, or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, any business whose products or services compete in whole or in part with the products or services of the Companies, Websourced or CGI; provided, however, that Executive may purchase or otherwise acquire up to (but not more than) one percent (1%) of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934;

     (2) whether for Executive's own account or for the account of any other person, solicit business of the same or similar type of business then being carried on by the Companies, Websourced or CGI, from any person known by Executive to be a customer of the Companies, Websourced or CGI, whether or not Executive had personal contact with such person during and by reason of Executive's employment with the Companies;

     (3) whether for  Executive's own account or the account of any other person
(i) solicit, employ or otherwise engage as an Executive, independent contractor or otherwise, any person who is or was an employee of the Companies, Websourced or CGI at any time during the term of this Agreement or in any manner induce or attempt to induce any employee of the Companies, Websourced or CGI to terminate his or her employment with the Companies, Websourced or CGI, or (ii) interfere with the Companies', Websourced's or CGI's relationship with any person, including any person who at any time during the term of this Agreement was an employee, contractor, supplier or customer of the Companies, Websourced or CGI; or

     (4) at any time during or after the term of this  Agreement,  disparage the
Companies,   Websourced  or  CGI,  or  any  of  their  respective  shareholders, directors, officers, employees or agents.

     (c) If any covenant of this Section 7 is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Executive.

     (d) Notwithstanding any provision to the contrary contained in this Section 7, in the event Executive is terminated by the Companies without cause prior to December 31, 2007, the restrictions set forth in Section 7(b)(1) above shall expire on December 31, 2007; provided, however, that in the event Executive is terminated without cause prior to December 31, 2007, Executive may, in his sole discretion, elect to waive the severance payment otherwise due and owing to Executive pursuant to Section 6(e) above in exchange for the Companies' agreement that the restrictions of Section 7(b)(1) shall be deemed null and void and unenforceable against Executive and the Companies shall not attempt to enforce the same.

     8. Assignment. This Agreement may not be assigned by Executive under any circumstances. This Agreement may be assigned by the Companies to Websourced, or to any successor of the Companies or Websourced in connection with a merger, consolidation, or sale of all or substantially all of the assets of the Companies, Websourced or CGI, so long as such assignee assumes all of the Companies' obligations hereunder.

     9. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered or certified mail, return receipt requested, to the following address:

                    To Executive:    Mr. Gregory J. Cox
                                     5109 Holly Ridge Drive, Suite 210
                                     Raleigh, North Carolina  27612

                    With a copy to:  Terry J. Carlton
                                     Jordan Price Wall Gray Jones & Carlton
                                     P.O. Box 10669
                                     Raleigh, North Carolina  27605-0669

                    To the Companies:CGI Holding Corporation
                                     Attention:  President
                                     100 N. Waukegan Road, Suite 100
                                     Lake Bluff, Illinois  60044

                    With a copy to:  WebSourced, Inc.
                                     Attention:  President
                                     300 Perimeter Park Drive, Suite D
                                     Morrisville, NC  27560

or to such other address as either Executive or the Companies may give to the other from time to time by written notice in the manner set forth above.

     10. Waiver of Breach. Any waiver by the Companies or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     11. Law. This Agreement shall be governed by, interpreted, construed and enforced in accordance with the laws of the State of North Carolina, without reference to conflict of law principles or the domicile or residence of Executive if other than North Carolina.

     12. Entire Agreement. This Agreement contains the entire agreement of the parties regarding the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     13.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one and the same instrument.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                                        COMPANIES:

                                        MARKETSMART ADVERTISING, INC.

                                        By:      __/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director

                                        RIGHTSTUFF INC. d/b/a BRIGHT IDEA STUDIO

                                        By:      _/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director


                                        CHECKUP MARKETING, INC.

                                        By:      _/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director


                                        EXECUTIVE:

                                        _/s/ Gregory J. Cox
                                        GREGORY J. COX


                                  Attachment A

 General Summary of Websourced's Vice President Benefits as of January 14, 2005

1. Medical insurance where a PPO or HMO plan is offered

2. Dental and vision insurance

3. Twenty five (25) vacation days per year

4. Ten (10) paid holidays per year

5. Company paid supplemental policies including Accident, Personal Recovery, Disability and Cancer insurance

6. Short Term Disability coverage

7. Company paid Long Term Disability

8. Company paid executive life insurance plan with a death benefit of five times their annual salary up to a maximum of $500,000.00





                                  EXHIBIT 10.4

EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (this "Agreement"), effective as of January 14, 2005, is by and between MARKETSMART ADVERTISING, INC., a North Carolina corporation and the surviving corporation in the merger of MarketSmart Advertising, Inc. with and into MarketSmart Acquisition Sub, Inc. ("MarketSmart"), RIGHTSTUFF INC. d/b/a BRIGHT IDEA STUDIO, a North Carolina corporation and the surviving corporation in the merger of Rightstuff Inc. d/b/a Bright Idea Studio with and into Rightstuff Acquisition Sub, Inc. ("Rightstuff"), CHECKUP MARKETING, INC., a North Carolina corporation and the surviving corporation in the merger of Checkup Marketing, Inc. with and into Checkup Acquisition Sub, Inc. ("Checkup"), and M. LEWIS FINCH III, an individual residing in North Carolina ("Executive").

     WHEREAS, CGI Holding Corporation, is a publicly traded Nevada corporation ("CGI"), and MarketSmart, Rightstuff, Checkup and WebSourced, Inc. ("Websourced"), are North Carolina corporations and wholly-owned subsidiaries of CGI;

     WHEREAS, each of MarketSmart, Rightstuff and Checkup (collectively, the "Companies") desires to employ Executive as its President, and Executive desires to accept such employment, pursuant to the terms and conditions set forth below;

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements contained herein, as well as for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

     1. Employment. Each of the Companies hereby employs Executive, and Executive hereby accepts such employment, in accordance with the terms and conditions hereinafter set forth.

     2. Duties. Executive shall be employed as President of each of the Companies at their principal offices at 5109 Holly Ridge Drive, Suite 210, Raleigh, North Carolina, or at other offices designated by the Companies in the Raleigh/Morrisville metropolitan area, subject to such travel as the rendering of services hereunder may require, and Executive shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Boards of Directors of the Companies in connection with the conduct of the Companies' businesses (collectively, the "Business"). Executive will report to the President and Chief Executive Officer of WebSourced. The duties shall be those that are customarily performed by an executive of such title in a company with similar revenues, together with such duties that may from time to time be requested provided such additional duties are reasonably related to the scope of employment of such Executive.

     3. Extent of Services. Executive shall devote his entire time and best efforts to the Business and shall not, during the term of this Agreement, be engaged (whether or not during normal business hours) in any other business or professional activity; provided, however, that the provisions of this Section 3 shall not be construed as preventing Executive from engaging in a reasonable level of charitable activities nor investing his personal assets in businesses which do not compete with CGI, WebSourced or the Companies, in such form or manner as will not require any services on the part of Executive in the operation or the affairs of the companies in which such investments are made and in which his participation is solely that of a passive investor.

     4. Compensation. For all services rendered by Executive under this Agreement, the Companies shall jointly pay Executive for the period from and after the date of this Agreement through and including December 31, 2007, an annual base compensation in an amount equal to Two Hundred Seventeen Thousand Dollars ($217,000) per annum from the date hereof through December 31, 2005, and an annual base compensation in an amount equal to Two Hundred Fifty Thousand Dollars ($250,000) per annum from January 1, 2006 through December 31, 2007. Any bonuses paid to Executive during the term of his employment shall be solely within the discretion of the Boards of Directors of the Companies. Executive shall be paid in accordance with the customary payroll practices of the Companies, subject to such deductions and withholdings as may be required by law or agreed to by Executive. During the term of his employment, Executive shall be generally entitled to participate in Executive benefit plans or programs which are generally made available to Vice Presidents of Websourced, subject to all of the rules, regulations, terms and conditions applicable thereto ("Vice President Benefits"). A general summary of Websourced's Vice President Benefits as currently in effect is attached hereto as Attachment A. The Companies shall have the right at any time to put into place arrangements pursuant to which some or all of Executive's compensation and/or benefits set forth above shall be provided to Executive by or through Websourced or other companies affiliated with CGI and Websourced (rather than directly by the Companies), and Executive shall fully cooperate with such arrangements and shall promptly sign such documents and take all such other actions as shall be deemed necessary by the legal counsel for the Companies in order to facilitate such arrangements, provided that such arrangements shall not in any event reduce any of the compensation, benefits and perks to which Executive is entitled under this Agreement as of the signing hereof.

     5. Term. This Agreement shall commence on the date first set forth above and shall continue until December 31, 2007, unless earlier terminated in accordance with Section 6 of this Agreement.

     6. Termination of Employment.

     (a) Death or Disability of Executive. The employment of Executive under this Agreement shall terminate upon his death or, at the option of the Companies, if Executive shall be prevented from fully performing his duties hereunder as a result of his disability or illness for a continuous period of one hundred eighty (180) days.

     (b) [This section intentionally left blank.]

     (c) Termination "For Cause". The Companies shall have the right to terminate the employment of Executive under this Agreement "For Cause," as such term is defined below, at any time without further liability or obligations to Executive. For purposes of this Agreement, "For Cause" shall refer to any of the following events: (1) Executive's repeated gross neglect of or negligence in the performance of his duties; (2) Executive's failure or refusal to follow instructions given to him by the Board of Directors of the Companies; (3) Executive's repeated conscious violation of any provision of the Companies' Bylaws or of their other stated policies, standards, or regulations; (4) Executive's being investigated, indicted, convicted or plea bargaining in regard to any criminal offense, other than minor traffic violations, based on Executive's conduct occurring during the term of this Agreement; or (5)
Executive's violation or breach of any material term, covenant or condition contained in this Agreement.

     (d) Accrued Salary. Except as otherwise provided herein, in the event that the Companies or Executive terminates this Agreement for any reason whatsoever, Executive shall be paid (less all applicable deductions) all earned and accrued base compensation due to Executive for services rendered up to the date of termination.

     (e) Severance Payment. Except as otherwise provided herein, in the event the Companies terminate this Agreement without cause, Executive shall be paid on the date of termination a severance amount equal to all amounts of his annual base compensation, less all applicable deductions, that would have become due and owing to Executive through December 31, 2007, as if Executive's employment with the Companies had not been terminated prior thereto.

     7. Non-Competition and Non-Solicitation.

     (a) Executive acknowledges that the services to be performed by him under this Agreement are of a special, unique, unusual, extraordinary and intellectual character, and the provisions of this Section 7 are reasonable and necessary to protect the Companies' business.

     (b) In consideration of the foregoing acknowledgments by Executive, and in consideration of the compensation and benefits to be paid or provided to Executive by the Companies, Executive covenants that he will not, during the term of this Agreement and for a period of two (2) years thereafter, directly or indirectly:

     (1) except in the course of his employment hereunder, engage or invest in, own, manage, operate, finance, control, or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, any business whose products or services compete in whole or in part with the products or services of the Companies, Websourced or CGI; provided, however, that Executive may purchase or otherwise acquire up to (but not more than) one percent (1%) of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934;

     (2) whether for Executive's own account or for the account of any other person, solicit business of the same or similar type of business then being carried on by the Companies, Websourced or CGI, from any person known by Executive to be a customer of the Companies, Websourced or CGI, whether or not Executive had personal contact with such person during and by reason of Executive's employment with the Companies;

     (3) whether for  Executive's own account or the account of any other person
(i) solicit, employ or otherwise engage as an Executive, independent contractor or otherwise, any person who is or was an employee of the Companies, Websourced or CGI at any time during the term of this Agreement or in any manner induce or attempt to induce any employee of the Companies, Websourced or CGI to terminate his or her employment with the Companies, Websourced or CGI, or (ii) interfere with the Companies', Websourced's or CGI's relationship with any person, including any person who at any time during the term of this Agreement was an employee, contractor, supplier or customer of the Companies, Websourced or CGI; or

     (4) at any time during or after the term of this  Agreement,  disparage the
Companies,   Websourced  or  CGI,  or  any  of  their  respective  shareholders, directors, officers, employees or agents.

     (c) If any covenant of this Section 7 is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Executive.

     (d) Notwithstanding any provision to the contrary contained in this Section 7, in the event Executive is terminated by the Companies without cause prior to December 31, 2007, the restrictions set forth in Section 7(b)(1) above shall expire on December 31, 2007; provided, however, that in the event Executive is terminated without cause prior to December 31, 2007, Executive may, in his sole discretion, elect to waive the severance payment otherwise due and owing to Executive pursuant to Section 6(e) above in exchange for the Companies' agreement that the restrictions of Section 7(b)(1) shall be deemed null and void and unenforceable against Executive and the Companies shall not attempt to enforce the same.

     8. Assignment. This Agreement may not be assigned by Executive under any circumstances. This Agreement may be assigned by the Companies to Websourced, or to any successor of the Companies or Websourced in connection with a merger, consolidation, or sale of all or substantially all of the assets of the Companies, Websourced or CGI, so long as such assignee assumes all of the Companies' obligations hereunder.

     9. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered or certified mail, return receipt requested, to the following address:

                         To Executive:    Mr. M. Lewis Finch III
                                          5109 Holly Ridge Drive, Suite 210
                                          Raleigh, North Carolina  27612

                         With a copy to:  Terry J. Carlton
                                          Jordan Price Wall Gray Jones & Carlton
                                          P.O. Box 10669
                                          Raleigh, North Carolina  27605-0669

                         To the Companies:CGI Holding Corporation
                                          Attention:  President
                                          100 N. Waukegan Road, Suite 100
                                          Lake Bluff, Illinois  60044

                         With a copy to:  WebSourced, Inc.
                                          Attention:  President
                                          300 Perimeter Park Drive, Suite D
                                          Morrisville, NC  27560

     or to such other address as either Executive or the Companies may give to the other from time to time by written notice in the manner set forth above.

     10. Waiver of Breach. Any waiver by the Companies or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     11. Law. This Agreement shall be governed by, interpreted, construed and enforced in accordance with the laws of the State of North Carolina, without reference to conflict of law principles or the domicile or residence of Executive if other than North Carolina.

     12. Entire Agreement. This Agreement contains the entire agreement of the parties regarding the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     13.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                                            COMPANIES:

                                            MARKETSMART ADVERTISING, INC.

                                            By:      _/s/ Gerard M. Jacobs
                                                     Gerard M. Jacobs
                                            Title:   Director

                                        RIGHTSTUFF INC. d/b/a BRIGHT IDEA STUDIO

                                        By:      _/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director


                                        CHECKUP MARKETING, INC.

                                        By:      _/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director


                                        EXECUTIVE:

                                        _/s/ M. Lewis Finch III
                                        M. LEWIS FINCH III

                                  Attachment A

 General Summary of Websourced's Vice President Benefits as of January 14, 2005

1. Medical insurance where a PPO or HMO plan is offered

2. Dental and vision insurance

3. Twenty five (25) vacation days per year

4. Ten (10) paid holidays per year

5. Company paid supplemental policies including Accident, Personal Recovery, Disability and Cancer insurance

6. Short Term Disability coverage

7. Company paid Long Term Disability

8. Company paid executive life insurance plan with a death benefit of five times their annual salary up to a maximum of $500,000.00

                                  EXHIBIT 10.5

                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (this "Agreement"), effective as of January 14, 2005, is by and between MARKETSMART ADVERTISING, INC., a North Carolina corporation and the surviving corporation in the merger of MarketSmart Advertising, Inc. with and into MarketSmart Acquisition Sub, Inc. ("MarketSmart"), RIGHTSTUFF INC. d/b/a BRIGHT IDEA STUDIO, a North Carolina corporation and the surviving corporation in the merger of Rightstuff Inc. d/b/a Bright Idea Studio with and into Rightstuff Acquisition Sub, Inc. ("Rightstuff"), CHECKUP MARKETING, INC., a North Carolina corporation and the surviving corporation in the merger of Checkup Marketing, Inc. with and into Checkup Acquisition Sub, Inc. ("Checkup"), and STEVEN THANHAUSER, an individual residing in North Carolina ("Executive").

     WHEREAS, CGI Holding Corporation, is a publicly traded Nevada corporation ("CGI"), and MarketSmart, Rightstuff, Checkup and WebSourced, Inc. ("Websourced"), are North Carolina corporations and wholly-owned subsidiaries of CGI;

     WHEREAS, each of MarketSmart, Rightstuff and Checkup (collectively, the "Companies") desires to employ Executive as its Chief Executive Officer, and Executive desires to accept such employment, pursuant to the terms and conditions set forth below;

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements contained herein, as well as for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

     1. Employment. Each of the Companies hereby employs Executive, and Executive hereby accepts such employment, in accordance with the terms and conditions hereinafter set forth.

     2. Duties. Executive shall be employed as Chief Executive Officer of each of the Companies at their principal offices at 5109 Holly Ridge Drive, Suite 210, Raleigh, North Carolina, or at other offices designated by the Companies in the Raleigh/Morrisville metropolitan area, subject to such travel as the rendering of services hereunder may require, and Executive shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Boards of Directors of the Companies in connection with the conduct of the Companies' businesses (collectively, the "Business"). Executive will report to the President and Chief Executive Officer of WebSourced. The duties shall be those that are customarily performed by an executive of such title in a company with similar revenues, together with such duties that may from time to time be requested provided such additional duties are reasonably related to the scope of employment of such Executive.

     3. Extent of Services. Executive shall devote his entire time and best efforts to the Business and shall not, during the term of this Agreement, be engaged (whether or not during normal business hours) in any other business or professional activity; provided, however, that the provisions of this Section 3 shall not be construed as preventing Executive from engaging in a reasonable level of charitable activities nor investing his personal assets in businesses which do not compete with CGI, WebSourced or the Companies, in such form or manner as will not require any services on the part of Executive in the operation or the affairs of the companies in which such investments are made and in which his participation is solely that of a passive investor.

     4. Compensation. For all services rendered by Executive under this Agreement, the Companies shall jointly pay Executive for the period from and after the date of this Agreement through and including December 31, 2007, an annual base compensation in an amount equal to Two Hundred Seventeen Thousand Dollars ($217,000) per annum from the date hereof through December 31, 2005, and an annual base compensation in an amount equal to Two Hundred Fifty Thousand Dollars ($250,000) per annum from January 1, 2006 through December 31, 2007. Any bonuses paid to Executive during the term of his employment shall be solely within the discretion of the Boards of Directors of the Companies. Executive shall be paid in accordance with the customary payroll practices of the Companies, subject to such deductions and withholdings as may be required by law or agreed to by Executive. During the term of his employment, Executive shall be generally entitled to participate in Executive benefit plans or programs which are generally made available to Vice Presidents of Websourced, subject to all of the rules, regulations, terms and conditions applicable thereto ("Vice President Benefits"). A general summary of Websourced's Vice President Benefits as currently in effect is attached hereto as Attachment A. The Companies shall have the right at any time to put into place arrangements pursuant to which some or all of Executive's compensation and/or benefits set forth above shall be provided to Executive by or through Websourced or other companies affiliated with CGI and Websourced (rather than directly by the Companies), and Executive shall fully cooperate with such arrangements and shall promptly sign such documents and take all such other actions as shall be deemed necessary by the legal counsel for the Companies in order to facilitate such arrangements, provided that such arrangements shall not in any event reduce any of the compensation, benefits and perks to which Executive is entitled under this Agreement as of the signing hereof.

     5. Term. This Agreement shall commence on the date first set forth above and shall continue until December 31, 2007, unless earlier terminated in accordance with Section 6 of this Agreement.

     6. Termination of Employment.

     (a) Death or Disability of Executive. The employment of Executive under this Agreement shall terminate upon his death or, at the option of the Companies, if Executive shall be prevented from fully performing his duties hereunder as a result of his disability or illness for a continuous period of one hundred eighty (180) days.

     (b) [This section intentionally left blank.]

     (c) Termination "For Cause". The Companies shall have the right to terminate the employment of Executive under this Agreement "For Cause," as such term is defined below, at any time without further liability or obligations to Executive. For purposes of this Agreement, "For Cause" shall refer to any of the following events: (1) Executive's repeated gross neglect of or negligence in the performance of his duties; (2) Executive's failure or refusal to follow instructions given to him by the Board of Directors of the Companies; (3) Executive's repeated conscious violation of any provision of the Companies' Bylaws or of their other stated policies, standards, or regulations; (4) Executive's being investigated, indicted, convicted or plea bargaining in regard to any criminal offense, other than minor traffic violations, based on Executive's conduct occurring during the term of this Agreement; or (5)
Executive's violation or breach of any material term, covenant or condition contained in this Agreement.

     (d) Accrued Salary. Except as otherwise provided herein, in the event that the Companies or Executive terminates this Agreement for any reason whatsoever, Executive shall be paid (less all applicable deductions) all earned and accrued base compensation due to Executive for services rendered up to the date of termination.

     (e) Severance Payment. Except as otherwise provided herein, in the event the Companies terminate this Agreement without cause, Executive shall be paid on the date of termination a severance amount equal to all amounts of his annual base compensation, less all applicable deductions, that would have become due and owing to Executive through December 31, 2007, as if Executive's employment with the Companies had not been terminated prior thereto.

     7. Non-Competition and Non-Solicitation.

     (a) Executive acknowledges that the services to be performed by him under this Agreement are of a special, unique, unusual, extraordinary and intellectual character, and the provisions of this Section 7 are reasonable and necessary to protect the Companies' business.

     (b) In consideration of the foregoing acknowledgments by Executive, and in consideration of the compensation and benefits to be paid or provided to Executive by the Companies, Executive covenants that he will not, during the term of this Agreement and for a period of two (2) years thereafter, directly or indirectly:

     (1) except in the course of his employment hereunder, engage or invest in, own, manage, operate, finance, control, or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, any business whose products or services compete in whole or in part with the products or services of the Companies, Websourced or CGI; provided, however, that Executive may purchase or otherwise acquire up to (but not more than) one percent (1%) of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934;

     (2) whether for Executive's own account or for the account of any other person, solicit business of the same or similar type of business then being carried on by the Companies, Websourced or CGI, from any person known by Executive to be a customer of the Companies, Websourced or CGI, whether or not Executive had personal contact with such person during and by reason of Executive's employment with the Companies;

     (3) whether for  Executive's own account or the account of any other person
(i) solicit, employ or otherwise engage as an Executive, independent contractor or otherwise, any person who is or was an employee of the Companies, Websourced or CGI at any time during the term of this Agreement or in any manner induce or attempt to induce any employee of the Companies, Websourced or CGI to terminate his or her employment with the Companies, Websourced or CGI, or (ii) interfere with the Companies', Websourced's or CGI's relationship with any person, including any person who at any time during the term of this Agreement was an employee, contractor, supplier or customer of the Companies, Websourced or CGI; or

     (4) at any time during or after the term of this  Agreement,  disparage the
Companies,   Websourced  or  CGI,  or  any  of  their  respective  shareholders, directors, officers, employees or agents.

     (c) If any covenant of this Section 7 is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Executive.

     (d) Notwithstanding any provision to the contrary contained in this Section 7, in the event Executive is terminated by the Companies without cause prior to December 31, 2007, the restrictions set forth in Section 7(b)(1) above shall expire on December 31, 2007; provided, however, that in the event Executive is terminated without cause prior to December 31, 2007, Executive may, in his sole discretion, elect to waive the severance payment otherwise due and owing to Executive pursuant to Section 6(e) above in exchange for the Companies' agreement that the restrictions of Section 7(b)(1) shall be deemed null and void and unenforceable against Executive and the Companies shall not attempt to enforce the same.

     8. Assignment. This Agreement may not be assigned by Executive under any circumstances. This Agreement may be assigned by the Companies to Websourced, or to any successor of the Companies or Websourced in connection with a merger, consolidation, or sale of all or substantially all of the assets of the Companies, Websourced or CGI, so long as such assignee assumes all of the Companies' obligations hereunder.

     9. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered or certified mail, return receipt requested, to the following address:

                     To Executive:    Mr. Steven Thanhauser
                                      5109 Holly Ridge Drive, Suite 210
                                      Raleigh, North Carolina  27612

                     With a copy to:  Terry J. Carlton
                                      Jordan Price Wall Gray Jones & Carlton
                                      P.O. Box 10669
                                      Raleigh, North Carolina  27605-0669

                     To the Companies:CGI Holding Corporation
                                      Attention:  President
                                      100 N. Waukegan Road, Suite 100
                                      Lake Bluff, Illinois  60044

                     With a copy to:  WebSourced, Inc.
                                      Attention:  President
                                      300 Perimeter Park Drive, Suite D
                                      Morrisville, NC  27560

or to such other address as either Executive or the Companies may give to the other from time to time by written notice in the manner set forth above.

     10. Waiver of Breach. Any waiver by the Companies or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     11. Law. This Agreement shall be governed by, interpreted, construed and enforced in accordance with the laws of the State of North Carolina, without reference to conflict of law principles or the domicile or residence of Executive if other than North Carolina.

     12. Entire Agreement. This Agreement contains the entire agreement of the parties regarding the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     13.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                                        COMPANIES:

                                        MARKETSMART ADVERTISING, INC.

                                        By:      _/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director

                                        RIGHTSTUFF INC. d/b/a BRIGHT IDEA STUDIO

                                        By:      _/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director


                                        CHECKUP MARKETING, INC.

                                        By:      _/s/ Gerard M. Jacobs
                                                 Gerard M. Jacobs
                                        Title:   Director


                                        EXECUTIVE:

                                        _/s/ Steven Thanhauser
                                        STEVEN THANHAUSER

                                  Attachment A

 General Summary of Websourced's Vice President Benefits as of January 14, 2005

1. Medical insurance where a PPO or HMO plan is offered

2. Dental and vision insurance

3. Twenty five (25) vacation days per year

4. Ten (10) paid holidays per year

5. Company paid supplemental policies including Accident, Personal Recovery, Disability and Cancer insurance

6. Short Term Disability coverage

7. Company paid Long Term Disability

8. Company paid executive life insurance plan with a death benefit of five times their annual salary up to a maximum of $500,000.00

                                  EXHIBIT 10.8

                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (this "Agreement"), effective as of February 21, 2005, is by and between Webcapades, Inc., a Florida corporation ("Webcapades"), PPI Acquisition Sub, Inc., a Florida corporation and the surviving corporation in the merger of Personals Plus, Inc. with and into PPI Acquisition Sub, Inc. ("Personals Plus"), and Paul Widisky, an individual residing in Florida
("Executive"). Webcapades and Personals Plus are referred to herein, collectively, as the "Companies".

     WHEREAS, CGI Holding Corporation, is a publicly traded Nevada corporation ("CGI"), Webcapades is a Florida corporation and an indirect wholly-owned subsidiary of CGI, and Personals Plus is a wholly-owned subsidiary of CGI;

     WHEREAS, Webcapades desires to employ Executive as its Vice President of Product Development, Personals Plus desires to employ Executive as its President and Chief Executive Officer, and Executive desires to accept such employment, pursuant to the terms and conditions set forth below;

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants and agreements contained herein, as well as for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

     1. Employment. Each of the Companies hereby employs Executive, and Executive hereby accepts such employment, in accordance with the terms and conditions hereinafter set forth.

     2. Duties. Executive shall be employed as Vice President of Product Development of Webcapades, and as the President and Chief Executive Officer of Personals Plus, at Webcapades' offices located at 28050 US Highway 19 North, Clearwater, Florida, or at other offices designated by the Companies in Florida, subject to such travel as the rendering of services hereunder may require, and Executive shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Boards of Directors or officers of the Companies in connection with the conduct of the Companies' businesses (collectively, the "Business"). Executive will report to the President and Chief Executive Officer of Webcapades. The duties shall be those that are customarily performed by an executive of such title in a company with similar revenues, together with such duties that may from time to time be requested provided such additional duties are reasonably related to the scope of employment of Executive. Notwithstanding the foregoing, the parties agree that Executive shall be entitled to work from home, at executive's discretion. If Executive is not permitted to work at home for any reason, Executive shall work from Webcapades' offices unless and until Personals Plus secures another office location that is closer to Executive's home.

     3. Extent of Services. Executive shall devote his entire time and best efforts to the Business and shall not, during the term of this Agreement, be engaged (whether or not during normal business hours) in any other business or professional activity; provided, however, that the provisions of this Section 3 shall not be construed as preventing Executive from engaging in a reasonable level of charitable activities nor investing his personal assets in businesses which do not compete with the CGI or the Companies, in such form or manner as will not require any services on the part of Executive in the operation or the affairs of the companies in which such investments are made and in which his participation is solely that of a passive investor.

     4. Compensation. For all services rendered by Executive under this Agreement, the Companies shall jointly pay Executive for the period from and after the date of this Agreement through and including December 31, 2008, an annual base compensation in an amount equal to One Hundred Sixty Nine Thousand Dollars ($169,000) per annum. Any bonuses paid to Executive during the term of his employment shall be solely within the discretion of the Boards of Directors of the Companies. Executive shall be paid in accordance with the customary payroll practices of the Companies, subject to such deductions and withholdings as may be required by law or agreed to by Executive. During the term of his employment, Executive shall be generally entitled to participate in Executive benefit plans or programs which are generally made available to Vice Presidents of Webcapades, subject to all of the rules, regulations, terms and conditions applicable thereto ("Vice President Benefits"). A general summary of Webcapades' Vice President Benefits as currently in effect is attached hereto as Attachment
A. The Companies shall have the right at any time to put into place arrangements pursuant to which some or all of Executive's compensation and/or benefits set forth above shall be provided to Executive by or through other companies affiliated with CGI (rather than directly by the Companies), and Executive shall fully cooperate with such arrangements and shall promptly sign such documents and take all such other actions as shall be deemed necessary by the legal counsel for the Companies in order to facilitate such arrangements, provided that such arrangements shall not in any event reduce any of the compensation, benefits and perks to which Executive is entitled under this Agreement as of the signing hereof.

     5. Term. This Agreement shall commence on the date first set forth above and shall continue until December 31, 2008, unless earlier terminated in accordance with Section 6 of this Agreement.

     6. Termination of Employment.

     (a) Death or Disability of Executive. The employment of Executive under this Agreement shall terminate upon his death or, at the option of the Companies, if Executive shall be prevented from fully performing his duties hereunder as a result of his disability or illness for a continuous period of one hundred eighty (180) days.

     (b) By Relocation. In the event that Executive's duties require relocation to another geographic location, Executive declines to accept such transfer to such other geographic location and a suitable position cannot be arranged at Executive's current location (in Executive's sole discretion), then Executive shall be deemed terminated without cause effective 90 days after the notice to Executive of the request for relocation, and Executive shall only be entitled to be paid vacation pay and base salary earned or accrued through the date of termination, provided that this shall not affect Executive's right to receive any compensation or consideration under any other Agreement with the Companies or any of them.

     (c) Termination "For Cause". The Companies shall have the right to terminate the employment of Executive under this Agreement "For Cause," as such term is defined below, at any time without further liability or obligations to Executive. For purposes of this Agreement, "For Cause" shall refer to any of the following events: (1) Executive's repeated gross neglect of or negligence in the performance of his duties; (2) Executive's failure or refusal to follow instructions given to him by the Board of Directors or officers of the Companies; (3) Executive's repeated conscious violation of any provision of the Companies' Bylaws or of their other stated policies, standards, or regulations;
(4) Executive's being investigated, indicted, convicted or plea bargaining in regard to any criminal offense, other than minor traffic violations, based on Executive's conduct occurring during the term of this Agreement; or (5)
Executive's violation or breach of any material term, covenant or condition contained in this Agreement.

     (d) Accrued Salary. Except as otherwise provided herein, in the event that the Companies or Executive terminates this Agreement for any reason whatsoever, Executive shall be paid (less all applicable deductions) all earned and accrued base compensation due to Executive for services rendered up to the date of termination.

     (e) Severance Payment. Except as otherwise provided herein, in the event the Companies terminate this Agreement without cause, Executive shall be paid on the date of termination a severance amount equal to all amounts of his annual base compensation, less all applicable deductions, that would have become due and owing to Executive through December 31, 2008, as if Executive's employment with the Companies had not been terminated prior thereto.

     7. Non-Competition and Non-Solicitation.

     (a) Executive acknowledges that the services to be performed by him under this Agreement are of a special, unique, unusual, extraordinary and intellectual character, and the provisions of this Section 7 are reasonable and necessary to protect the Companies' business.

     (b) In consideration of the foregoing acknowledgments by Executive, and in consideration of the compensation and benefits to be paid or provided to Executive by the Companies, Executive covenants that he will not, during the term of this Agreement and for a period of two (2) years thereafter, directly or indirectly:

     (1) except in the course of his employment hereunder, engage or invest in, own, manage, operate, finance, control, or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, any business whose products or services compete in whole or in part with the current products or services of the Companies or CGI; provided, however, that Executive may purchase or otherwise acquire up to (but not more than) one percent (1%) of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934; provided further, however, that Executive is permitted to engage in or be employed as a computer programmer relative to the creation of various computer and internet based applications so long as such programming does not compete with the current products or services of the Companies or CGI;

     (2) whether for Executive's own account or for the account of any other person, solicit business of the same or similar type of business then being carried on by the Companies or CGI, from any person known by Executive to be a customer of the Companies or CGI, whether or not Executive had personal contact with such person during and by reason of Executive's employment with the Companies;

     (3) whether for  Executive's own account or the account of any other person
(i) solicit, employ or otherwise engage as an Executive, independent contractor or otherwise, any person who is or was an employee of the Companies or CGI at any time during the term of this Agreement or in any manner induce or attempt to induce any employee of the Companies or CGI to terminate his or her employment with the Companies or CGI, or (ii) interfere with the Companies' or CGI's relationship with any person, including any person who at any time during the term of this Agreement was an employee, contractor, supplier or customer of the Companies or CGI; or

     (4) at any time during or after the term of this Agreement, disparage the Companies or CGI, or any of their respective shareholders, directors, officers, employees or agents.

     (c) If any covenant of this Section 7 is held to be unreasonable, arbitrary or against public policy, such covenant will be considered to be divisible with respect to scope, time and geographic area, and such lesser scope, time or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary and not against public policy, will be effective, binding and enforceable against Executive.

     (d) Notwithstanding any provision to the contrary contained in this Section 7, in the event Executive is terminated by the Companies without cause prior to December 31, 2008, the restrictions set forth in Section 7(b)(1) above shall expire on December 31, 2008; provided, however, that in the event Executive is terminated without cause prior to December 31, 2008, Executive may, in his sole discretion, elect to waive the severance payment otherwise due and owing to Executive pursuant to Section 6(d) above in exchange for the Companies' agreement that the restrictions of Section 7(b)(1) shall be deemed null and void and unenforceable against Executive and the Companies shall not attempt to enforce the same.

     8. Assignment. This Agreement may not be assigned by Executive under any circumstances. This Agreement may be assigned by the Companies to any successor of the Companies in connection with a merger, consolidation, or sale of all or substantially all of the assets of the Companies or CGI, so long as such assignee assumes all of the Companies' obligations hereunder.

     9. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered or certified mail, return receipt requested, to the following address:

                       To Executive:    Mr. Paul Widisky
                                        P.O. Box 1907
                                        Brandon, FL  33509

                       To the Companies:CGI Holding Corporation
                                        Attention:  President
                                        100 North Waukegan Road, Suite 100
                                        Lake Bluff, Illinois  60044

                       With a copy to:  Webcapades, Inc.
                                        Attention:  President
                                        28050 US 19 North, Suite 509
                                        Clearwater, FL  33761

or to such other address as either Executive or the Companies may give to the other from time to time by written notice in the manner set forth above.

     10. Waiver of Breach. Any waiver by the Companies or Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     11. Law. This Agreement shall be governed by, interpreted, construed and enforced in accordance with the laws of the State of Florida, without reference to conflict of law principles or the domicile or residence of Executive if other than Florida.

     12. Entire Agreement. This Agreement contains the entire agreement of the parties regarding the subject matter hereof. This Agreement may be changed only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     13.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one and the same instrument.

                         [Signatures begin on next page]

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

                                                     COMPANIES:

                                                     WEBCAPADES, INC.


                                                  By:      /s/ Gerard M. Jacobs
                                                           Gerard M. Jacobs
                                                  Title:   Director

                                                  PPI ACQUISITION SUB, INC.


                                                  By:      _/s/ Gerard M. Jacobs
                                                           Gerard M. Jacobs
                                                  Title:   Director


                                                  EXECUTIVE:
                                                  _/s/ Paul Widisky
                                                  Paul Widisky

                                  Attachment A

 General Summary of WebSourced's Vice President Benefits as of January 1, 2005.

1.  Medical insurance where a PPO or HMO plan is offered

2.  Dental and vision insurance

3.  Fifteen (15) vacation days per year

4.  Ten (10) paid holidays per year

5. Company paid supplemental policies including Accident, Personal Recovery, Disability and Cancer insurance

6.  Short Term Disability coverage

7.  Company paid Long Term Disability

8. Company paid executive life insurance plan with a death benefit of five times their annual salary up to a maximum of $500,000.00

                                  EXHIBIT 31.1
                                  CERTIFICATION

                           Pursuant to Rule 13a-14(a)

I, Gerard M. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CGI Holding Corporation (the "Registrant");

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

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 16, 2005
Signed           /s/ Gerard M. Jacobs
Name:            Gerard M. Jacobs
Title:           Chief Executive Officer




                                  EXHIBIT 31.2
                                  CERTIFICATION

                           Pursuant to Rule 13a-14(a)

I, Jody Brown, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CGI Holding Corporation (the "Registrant");

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

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 16, 2005
Signed           /s/ Jody Brown
Name:            Jody Brown
Title:           Chief Financial Officer



                                  Exhibit 32.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report on Form 10-QSB of CGI Holding Corporation (the "Company") for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gerard
M. Jacobs, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                           Signed:       /s/ Gerard M. Jacobs
                                           Name:         Gerard M. Jacobs
                                           Title:        Chief Executive Officer
                                           Date:         May 16, 2005

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



                                  Exhibit 32.2

              CERTIFICATION OF CHIEF Financial OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of CGI Holding Corporation (the "Company") for the annual period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jody Brown, Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                           Signed:       /s/ Jody Brown
                                           Name:         Jody Brown
                                           Title:        Chief Financial Officer
                                           Date:         May 16, 2005


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