Form 10KSB/A
period 2004-12-31
CGI HOLDING CORP
filed 2005-06-23
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

CGI Holding Corporation, a Nevada corporation (the "Company") is filing this Current Report on Form 10-KSB/A in order to amend its Form 10-KSB/A filed on April 28, 2005 (SEC File No. 33-19980-D), to 1) provide the audit opinion for the Company’s 2003 financial statements, 2) to expand the Management Discussion and Analysis section, 3) to note the 2003 balance sheet as ‘restated’ as per the footnotes, and 4) to expand certain footnotes related to Extraordinary Item and Long Term Liabilities.

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

Cash Flows From Operating Activities

        We generated approximately $2.6 million in cash from operating activities during the fiscal year ended December 31, 2004, as compared to approximately $220,000 during the fiscal year ended December 31, 2003. This increase resulted from several factors:

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

Balance Sheet

        Our total assets as of December 31, 2004 were approximately $34.0 million compared to approximately $4.2 million as of December 31, 2003. This increase was attributable to many factors. As mentioned earlier, our cash and cash equivalents accounts increased by nearly $17 million as a result of the issuance of common stock and the increase in our income generated from operations. We acquired approximately $1.1 million in intangible assets and allocated approximately $7.7 million to goodwill during 2004 relating to certain acquisitions. Our accounts receivable and unbilled revenue increased by approximately $3.1 million in 2004. One other factor contributing to the increase in our total assets is the purchase of additional equipment associated with WebSourced's relocation and growth in operations during 2004.

        Total debt at December 31, 2004 was approximately $1.0 million compared to approximately $2.0 million at December 31, 2003. We repaid all existing debt during the first quarter of 2004 using a portion of the proceeds from the sale of our common stock. During the third quarter, of 2004, we entered into notes payable totaling $1.2 million when we acquired Webcapades, Inc. on August 19, 2004. These notes are being repaid in equal monthly installments over twenty-four months without interest commencing September 2004. Our accounts payable doubled during 2004 as a result of the Company's internal growth and acquisitions. The Company's accrued payroll increased substantially as we increased the number of employees from around forty to one hundred fifty employees at year-end 2004.

        The following table presents the principal amount of our debt, as of December 31, 2004, maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, which amounts relate solely to the remaining amounts due under the notes issued as part of our acquisition of Webcapades:

2005	$571,773
2006	$394,066
2007	0
2008	0
2009	0
Thereafter	0

Total	$965,839

        As of December 31, 2004, our assets also included a note payable executed by GMP, LLC which had a carrying value of $280,175. We originally received this note as part of a series of agreements with GMP, LLC, Safe Environmental Corporation of Indiana, referred to as "SECO", and John Giura, our former vice chairman and the holder of approximately 7.1% of our common stock. These transactions are described in more detail below under the heading "Certain Relationships and Related Transactions."

        In 2004, our WebSourced, Inc. subsidiary entered into contracts to perform "Pay Per Click" also known as PPC, management services. Prior to the month of service, the clients are invoiced for their respective estimated PPC spend for the month plus a nominal management fee. The amount of funds that are designated for PPC spend are placed into non-interest bearing escrow accounts allocated to each client for use in paying their respective PPC spend for the month. These funds are included under the category "Restricted Cash" on our balance sheet with an offsetting entry to "Client Prepaid Media Buys" in the liability section. Our Cherish subsidiary also had $100,000 of restricted cash in an interest bearing escrow account controlled by Cherish’s credit card processor at December 31, 2004.

Comparison of Operating Results for the Year Ended December 31, 2004 and December 31, 2003

        Sales for the fiscal year ended December 31, 2004 tripled to approximately $21.5 million from $7.0 million for the prior fiscal year ended December 31, 2003. Sales from our search engine optimization segment increased from approximately $7.1 million to approximately $19.1 million during this period. This increase was due to and approximate 160% increase in the number of search engine optimization customers during the year which we believe resulted from an almost three-fold increase in our sales force. Further, our average revenue per customer increased by approximately 50% as our customers purchased additional services that we started offering during 2004. Additionally, in March 2004, we launched our Pay-Per-Click management service which resulted in fees of approximately $650,000 during the year ended December 31, 2004. Moreover, during 2004, we entered into the online dating segment. Sales from this segment were approximately $2.4 million during 2004. We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

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

        General and administrative expenses were approximately $12.6 million (58% of sales) for the fiscal year ended December 31, 2004. For the fiscal year ended December 31, 2003, the expenses totaled approximately $5.3 million (74% of sales). The percentage decrease in relation to sales is due to the fact that we are able to increase our sales at a faster rate than the rate of increase in our operating and overheasd costs.

        Our net income for the fiscal year ended December 31, 2004 was approximately $3.0 million compared to approximately $320,000 for the fiscal year ended December 31, 2003. Basic earnings per common share for the fiscal year ended December 31, 2004 were $0.12 versus $0.02 for the fiscal year ended December 31, 2003. Fully diluted earnings per share for the fiscal ended December 31, 2004 was $0.10 versus $0.01 for the year ended December 31, 2003. The increase in our earnings per share was due to an increase in the net income from our search engine optimization segment as well as the net income generated from entering the online dating segment. This was partially offset by an increase in the number of shares outstanding as a result of shares, options and warrants issued as part of acquisitions and shares issued pursuant to private placements.

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

Segment Analysis

        We had two operating segments at the end of 2004, search engine marketing (KeywordRanking) and online dating (Cherish). There are no sales transactions between segments.

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

/s/ Blackman Kallick Bartelstein

Blackman Kallick Bartelstein
Chicago, Illinois

March 26, 2005

To the Audit Committee of
CGI Holding Corporation
520 Lake Cook Road, Suite 690
Deerfield, Illinois 60015

We have audited the accompanying consolidated balance sheet of CGI Holding Corporation as of December 31, 2003, and the related consolidated statement of operations, stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated position of CGI Holding Corporation as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Poulos & Bayer

Poulos & Bayer
Chicago, Illinois

February 26, 2004

CGI HOLDING CORPORATION, INC CONSOLIDATED BALANCE SHEET DECEMBER 31, 2004 AND 2003
	DECEMBER 31,
	2004	2003
		(Restated)
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

Extraordinary Event – Settlement with Statewide Insurance Company

        The Company entered into a Settlement Agreement (the "Settlement Agreement") dated November 4, 2003, with Statewide Insurance Company ("Statewide") in regard to the lawsuit entitled Statewide Insurance Company, Plaintiff, vs. ACS Construction Services, LLC, CGI Holding Corporation, Barry Ash, and Sheri Ash, Case No. 03CC-003006 S CV, in the Circuit Court of St. Louis County, Missouri.

        Statewide Insurance Company ("Statewide") sued the Company, ACS Construction Services, LLC ("ACS"), Barry Ash, and Sheri Ash (collectively, the "Defendants"), for $2,200,000 in connection with the construction of a Comfort Inn & Suites located in O'Fallon, Missouri (the "Project"). In the lawsuit, Statewide claims among other things: that Statewide issued a Payment Bond and a Performance Bond in the amount of $2,681,111, pursuant to which Statewide was the surety, ACS was the principal, and RAMA, L.L.C. ("RAMA") was the obligee; that in order to induce the issuance of such Payment Bond and Performance Bond, the Defendants each executed and delivered to Statewide a General Agreement of Indemnity; that RAMA terminated ACS from the Contract for Construction with respect to the Project, and made a demand upon Statewide to fulfill its obligations under such Performance Bond. The Company was originally named as a defendant in this suit in August of 2003. Under the Settlement Agreement with Statewide Insurance Company, the Company was required to pay $100,000 per quarter for twelve quarters beginning in the fourth quarter of 2003, plus 25% of the its “working capital” as defined in the Settlement Agreement, until the settlement amount was paid in full; provided that if the full amount was paid on or prior to April 30, 2004, then the Company’s aggregate remaining payments to Statewide would be reduced by $200,000. The Company imputed interest at a rate of 4.00% for financial reporting purposes to the amounts due resulting in an extraordinary loss on a pre-tax basis of $1,125,508 in the fourth quarter of 2003. The Company paid this obligation in full in the first quarter of 2004.

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

Notes Payable

        The following table summarizes the Company’s notes payable balance as of December 31, 2004 and 2003:

	Due Date	Interest Rate	2004	2003
Audrey Love	10/30/02	8.25	0	$70,000
Paul Doll	6/1/02	10.00	0	$28,000
CIB Bank	11/2/03	13 + 1 mezzanine fee	0	$98,750
High Falls Development	8/2005	11.50	0	$81,830
Statewide Insurance Company	10/06	4.00	0	$1,023,563
WebCapades Former Owners	08/06	4.00	$965,839	0

Total Notes Payable			$965,839	$1,302,143

Notes Payable - Related Party
Roberti Jacobs Family Trust	Demand	18.00	$0	$200,000
Roberti Jacobs Family Trust	Demand	13.00	$0	$250,000
Roberti Jacobs Family Trust	Demand	13.00	$0	$170,000
Roberti Jacobs Family Trust	6/30/04	15.00	$0	$90,000

Total Notes Payable- Related Party			$0	$710,000

The Roberti Jacobs Family Trust is controlled by a family member of one of the Company's officers.

Principal payments on the notes issued to the former owners of WebCapades for the next five years are as follows:

2005	$571,773
2006	394,066

Totals	$965,839

The following table summarizes the long-term liabilities at December 31, 2004 and 2003:

Notes Payable	$394,066	$697,064
Deferred Income Taxes	376,336	0
Deferred Rent	202,597	0
Deposits	1,298	0

Totals	$974,297	$697,064

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