Form 10QSB
period 2005-06-30
CGI HOLDING CORP
filed 2005-08-15
CIK 829323

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended	Commission File Number 33-19980-D

CGI Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Revere Drive, Suite 510, Northbrook, Illinois	60062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (847) 562-0177

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Number of shares outstanding of the issuer’s common stock, as of August 12, 2005 was 34,460,854 shares.

Transitional Small Business Disclosure Format

Yes ☐  No ☒

CGI HOLDING CORPORATION AND SUBSIDIARIES

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management Discussion and Analysis or Plan of Operation
Item 3.	Control and Procedures
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.
SIGNATURES

i

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and Cash Equivalents	$1,796,925	$17,160,520
Restricted Cash	652,307	427,153
Accounts Receivable	6,179,046	1,975,356
Unbilled Revenue	3,806,142	2,659,303
Allowance for Doubtful Accounts	(566,211)	(220,710)
Notes Receivable – Related Party	280,175	280,175
Deferred Tax Asset	147,840	147,840
Prepaid Expenses and Other Current Assets	852,153	626,805
Total Current Assets	13,148,377	23,056,442
Property and Equipment, net	2,428,390	1,307,398
Other Assets
Deferred Tax Asset	724,586	700,626
Goodwill	23,969,170	7,717,068
Intangible Assets	10,401,223	1,100,626
Other Assets	472,126	251,132
Total Other Assets	35,567,105	9,769,452
Total Assets	$51,143,872	$34,133,292

Liabilities and Shareholders’ Equity
Current Liabilities
Current Portion of Long-Term Debt	$667,049	$571,773
Notes Payable - Line of Credit	1,480,000	—
Accounts Payable	3,273,786	706,467
Accrued Income Taxes	591,800	547,104
Deferred Revenue	1,821,752	933,370
Client Prepaid Media Buys	717,478	554,562
Accrued Expenses and Other Current Liabilities	600,875	556,545
Total Current Liabilities	9,152,740	3,869,821

Long-Term Liabilities	4,261,594	974,297
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares – 5,000,000 – none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares – 100,000,000
Issued Shares – 35,824,428 in 2005 and 33,984,023 in 2004
Outstanding Shares – 33,324,428 in 2005 and 31,484,023 in 2004	35,824	33,984
Additional Paid in Capital	37,439,602	30,658,266
Retained Earnings(Accumulated Deficit)	705,797	(863,076)
Treasury Stock	(540,000)	(540,000)
Accumulated Other Comprehensive Income	88,315	0
Total Shareholders’ Equity	37,729,538	29,289,174
Total Liabilities and Shareholders’ Equity	$51,143,872	$34,133,292

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended		Three Months Ended
	2005	2004	2005	2004
Net Revenue	$26,247,814	$8,399,436	$16,068,658	$4,574,005
Cost of Revenue	10,557,748	1,186,906	7,331,604	608,063
Gross Profit	15,690,066	7,212,530	8,737,054	3,965,942
Operating Expenses
Selling, General and Administrative	12,664,447	5,114,509	7,271,038	2,767,587
Amortization of Purchased Intangibles	541,883	—	363,538	—
Income from Operations	2,483,736	2,098,021	1,102,478	1,198,355
Other Income(Expenses)
Interest Income	77,242	256	22,592	256
Interest Expense	(34,495)	(28,100)	(23,407)	—
Other Income(Expense)	4,500	62,905	4,500	(25,000)
Income before Income Taxes	2,530,983	2,133,082	1,106,163	1,173,611
Provision for Income Taxes	962,110	707,611	416,879	386,833
Net Income	1,568,873	1,425,471	689,284	786,778
Other Comprehensive Income
Unrealized Gain on Securities	88,315	—	88,315	—
Comprehensive Income	$1,657,188	$1,425,471	$777,599	$786,778

Net Income Per Share
Basic	$0.05	$0.06	$0.02	$0.03
Fully Diluted	$0.04	$0.05	$0.02	$0.03

Weighted Average Shares(Basic)	32,999,634	22,037,010	33,323,369	22,764,287
Weighted Average Shares(Fully Diluted)	39,005,859	27,659,103	39,068,603	28,386,380

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI Holding Corporation

Consolidated Statements of Shareholders’ Equity

	Shares	Amount	Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2004	20,889,458	$23,389	$5,655,760	$(3,803,042)	—	$(540,000)	$1,336,107

Exercise of Stock Options, Net	366,240	366	61,923				62,289

Sale of Common Stock, Net	8,223,563	8,224	20,665,676				20,673,900

Purchase Transactions, Net	2,004,762	2,005	4,274,907				4,276,912

Net Income 2004				2,939,966	—		2,939,966

Balance at December 31, 2004	31,484,023	$33,984	$30,658,266	$(863,076)	—	$(540,000)	$29,289,174

Exercise of Stock Options, Net	210,983	211	123,464				123,675

Purchase Transactions, Net	1,629,422	1,629	6,657,872				6,659,501

Other Comprehensive Income					88,315		88,315

Net Income, June 30, 2005				1,568,873			1,568,873

Balance at June 30, 2005	33,324,428	35,824	37,439,602	705,797	88,315	(540,000)	37,729,538

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Operating Activities
Net Income	$1,568,873	$1,425,471
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and Amortization	805,038	37,885
Provision for Doubtful Accounts	1,752,809	161,095
Deferred Taxes	(214,160)	563,700
Loss on Deposit	—	50,000
Change in operating assets and liabilities:
Restricted Cash	(146,917)	—
Accounts Receivable	(4,403,038)	(513,185)
Unbilled Revenue	(1,146,839)	(1,473,049)
Prepaid Expenses and Other Assets	(151,423)	(95,565)
Accounts Payable	1,783,547	(274,446)
Deferred Revenue	121,454	65,441
Other Accrued Liabilities	(243,251)	739,626
Net cash (used in) provided by operating activities	(273,906)	686,974

Investing Activities
Purchases of property and equipment	(988,757)	(495,358)
Cash in Acquisitions, Net	(15,027,348)	—
Other Investing Activities	(121,146)	(6,205)
Net cash used in investing activities	(16,137,251)	(501,563)

Financing Activities
Principal Payments Made	(450,913)	(2,152,143)
Proceeds from Notes Payable	1,480,000	140,000
Net proceeds from issuance of common stock	18,475	2,793,127
Net cash provided by financing activities	1,047,562	780,984
Net Cash Change	(15,363,595)	966,395
Cash Balance, January 1	17,160,520	303,144
Cash Balance, June 30	$1,796,925	$1,269,539

Supplemental Information
Interest Paid	$34,595	$28,100
Income Taxes Paid	$1,140,678	$24,827

Non Cash Investing and Financing Activities

On January 14, 2005, the Company purchased the stock of MarketSmart Advertising, Inc., Right Stuff, Inc. d/b/a Bright Idea Studio and CheckUp Marketing, Inc. (the “MarketSmart Companies”).  $3,000,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $150,000. The Company received net intangible assets of $6,528,041 and net tangible liabilities of ($378,041).

On February 21, 2005, the Company purchased the stock of the Personals Plus, Inc.  $2,262,500 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $5,282,166 and net tangible liabilities of ($623,906).

On February 21, 2005, the Company purchased the stock of the Ozona Online Networks, Inc. $400,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $918,371 and net tangible liabilities of ($130,133).

On March 11, 2005, the Company purchased the stock of the Kowabunga! Technologies, Inc. $750,000 of the purchase price was paid utilizing the Company’s common stock. The Company received net intangible assets of $1,564,804 and net tangible liabilities of ($277,984).

On April 22, 2005, the Company purchased the stock of the PrimaryAds, Inc. The Company received net intangible assets of $11,781,332 and net tangible liabilities of ($1,509,002).

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

FOOTNOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations:  nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 which was filed March 31, 2005. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

The following is a summary of the effect of those changes:

	Current Presentation	Prior Presentation
	June 30, 2004
Accounts Receivable	$945,979	$945,979
Unbilled Revenue	2,609,606	0
Installment Contracts Receivable	0	5,888,448

Deferred Revenue	416,011	3,694,853

Net Equity	$5,817,205	$5,817,205

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

Revenue Recognition

The following policies relate to the acquisitions for the six months ended June 30, 2005.

PrimaryAds, Inc.

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB 104, the Company recognizes revenue when the following criteria have been met:  persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured.  Revenue is recognized when the related services are performed, provided that no significant Company obligations remain, the collection of the resulting receivable is reasonably assured and the fees are fixed and determinable.

In accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

Personals Plus, Inc.

Revenue is recognized on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.

The MarketSmart Companies

Revenue is recognized in the period in which services are performed.

Kowabunga! Marketing, Inc.

Revenue is recognized the month in which the software is utilized.  Customers are invoiced on the first of the month for the monthly services.  All overages for the month are billed at the end of the month and are included in the Company’s accounts receivable.

Ozona Online Networks, Inc.

Revenue is recognized in the period in which services are performed.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method.  The carrying value of property and equipment at June 30, 2005 was:

Furniture & Fixtures	$507,688
Equipment	1,223,909
Software	1,012,499
Leasehold Improvements	174,543
Subtotal	$2,918,639
Accumulated Depreciation	490,249
Net Property & Equipment	$2,428,390

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired (other than goodwill). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill.  The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

The Company experienced no impairment loss relating to its intangible assets in 2004 and no indicators of future impairment losses exist as of June 30, 2005.

We amortize our identifiable intangible assets, which result from our acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Stock-Based Compensation

The Company has granted non-qualified incentive stock options to employees and non-qualified stock options to employees, non-employee members of the board of directors and other persons not employed by the Company or its subsidiaries. Each option is subject to vesting periods that range from immediate to a period of three years. The maximum term of the various outstanding options is ten years. The Company accounts for stock-based awards granted to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

In accordance with APB 25, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications are subsequently made. No compensation expense was recorded under the Company’s option arrangements with employees in 2005 and 2004.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net income and net income per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,531,140	$0.78	4,138,026	$0.23
Granted	1,730,000	5.05	58,225	2.86
Forfeited	(155,500)	3.61	0	N/A
Exercised	(1,600)	0.81	(15,400)	0.73
Outstanding at end of year	6,104,040	$1.83	4,180,851	$0.39

The weighted average grant date fair value of options granted during the second quarter of 2005 was $0.72.

The following table summarizes information about stock options outstanding at June 30, 2005.

Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average remaining contractual life	Weighted Average Exercise Price
$0.13 - $0.99	3,659,461	6.88	$0.16
$1.00 - $2.49	407,489	4.21	$1.65
$2.50 - $3.79	255,325	4.98	$2.95
$3.80 - $6.00	1,781,765	8.51	$5.14
Total	6,104,040	7.10	$1.83

The following table summarizes the options exercisable on June 30, 2005.

Options Exercisable
Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.13 - $0.99	3,659,461	$0.16
$1.00 - $2.49	228,058	$1.31
$2.50 - $3.79	15,325	$2.75
$3.80 - $6.00	150,334	$4.70
Total Options Exercisable at June 30, 2005	4,053,178	$0.40

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	June 30, 2005	December 31, 2004
Expected Life(in years)	3.40	2.90
Volatility	48.1%	61.00%
Risk Free Interest Rate	3.38%	3.33%
Dividend Yield	0.00%	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the three and six months ended June 30, 2005 and June 30, 2004:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2005		June 30, 2004
Net Income, as reported	$689,284	$1,568,873	$786,778	$1,425,471
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(127,744)	(344,709)	(5,387)	(9,570)
Pro forma net income	$561,540	$1,224,164	$781,391	$1,415,901
Earnings per share, as reported:
Basic	$0.02	$0.05	$0.03	$0.06
Fully Diluted	$0.02	$0.04	$0.03	$0.05
Pro forma earnings per share:
Basic	$0.02	$0.04	$0.03	$0.06
Fully Diluted	$0.01	$0.03	$0.03	$0.05

For purposes of this illustration, the value of each stock award has been estimated as of the date of grant using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of a company’s stock price.  Because it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability, the fair value generated by the Black-Scholes option pricing model may not be indicative of the actual fair value of the Company’s stock-based awards.  For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.

Contingent Consideration

In connection with certain of the Company’s acquisitions, the Company has agreed to pay the former owners additional consideration if certain future internal performance goals are later satisfied.  Any additional consideration paid will be allocated to goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

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

The following reconciles the denominators of basic and fully diluted earnings per share:

	Three months	Six Months	Three Months	Six Months
	Ended June 30, 2005		Ended June 30, 2004
Denominator – Shares
Basic weighted-average shares	33,323,369	32,999,634	22,764,287	22,037,010
Effect of dilutive securities	5,745,234	6,006,225	5,622,093	5,622,093
Fully Diluted weighted-average shares	39,068,603	39,005,859	28,386,380	27,659,103

Intangible Assets and Goodwill

During 2004 and 2005, the Company entered into seven purchase agreements in which it allocated a total of $34,912,276 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of June 30, 2005:

Online Dating

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$12,244,056	$0	$12,244,056
Client List	7 Years	416,000	39,310	376,690
Website Code and Development	5 Years	1,220,584	158,378	1,062,206
Client Relations	6 Months	99,000	65,250	33,750
Totals		$13,979,640	$262,938	$13,716,702

Search Engine Optimization

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 Years	$175,000	$37,917	$137,083
Goodwill		73,579	0	73,579
Totals		$248,579	$37,917	$210,662

Advertising

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$3,513,043	$0	$3,513,043
Trade Names	Indefinite	590,000	0	590,000
Employment Agreements	4 Years	535,000	66,875	468,125
Customer Relations	8 Years	1,890,000	118,125	1,771,875
Totals		$6,528,043	$185,000	$6,343,043

Software and Systems Development and Hosting

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$1,432,160	$0	$1,432,160
Software Code	5 Years	580,000	34,313	545,687
Employment Agreements	3-4 Years	471,011	44,579	426,432
Totals		$2,483,172	$78,892	$2,404,280

Affiliate Marketing

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$6,706,332	$0	$6,706,332
Customer Relations	10 Years	4,700,000	78,333	4,621,667
Employment Agreements	4 Years	175,000	7,292	167,708
Trade Names	Indefinite	200,000	0	200,000
Totals		$11,781,332	$85,625	$11,695,707

Company Totals

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$23,969,170	$0	$23,969,170
Other Intangibles	11,051,595	650,372	10,401,223

The Company’s amortization expense over the next five years is as follows:

2005	$768,204
2006	1,487,730
2007	1,480,980
2008	1,397,873
2009	1,118,220
Thereafter	3,358,216
Total	$9,611,223

Long Term Liabilities

The long term liabilities consisted of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Notes Payable, Net of Current Portion	$206,994	$394,066
Deferred Income Tax Payable, Net of Current Portion	3,794,798	376,336
Deferred Rent	259,802	202,597
Deposits	—	1,298
Total	$4,261,594	$974,297

Notes Payable – Line of Credit

The Company has a line of credit with Wachovia Bank of up to $5,000,000.  The interest rate is equal to 1-month LIBOR + 2.00% which was 5.11% as of June 30, 2005.  The balance as of June 30, 2005 was $1,335,000.  The note matures on May 5, 2006, is reviewed and renewable annually.

The Company’s WebSourced, Inc. division currently has a line of credit with Wachovia Bank.  This line of credit has a maximum of $500,000.  The interest rate is equal to 1-month LIBOR +

2.00% which was 5.11% as of June 30, 2005.  The balance, as of June 30, 2005, was $145,000.  The note matures on May 5, 2006 and is reviewed and renewable annually.

Acquisitions

On January 14, 2005, the Company completed its acquisition of the MarketSmart Companies, Raleigh, North Carolina.  The MarketSmart Companies provide advertising, public relations, marketing, branding and shopping evaluation services and has been assigned to the Advertising segment.  The Company acquired 100% of the voting stock of the MarketSmart Companies through three mergers.  As a result of the mergers, the former shareholders of the MarketSmart Companies received an aggregate of $3 million in cash and one million shares of the Company’s common stock valued at $3 million.  In addition, the former shareholders of the MarketSmart Companies may receive an aggregate of up to $100,000 based on the pre-tax earnings of the MarketSmart Companies for the first four full calendar quarters following the closing.  In addition, the Company issued options to purchase an aggregate of 240,000 shares of its common stock to the MarketSmart shareholders and the employees of the MarketSmart Companies.  The Company’s primary reason for the acquisition was to help it develop into a full service marketing agency encompassing both on-line and off-line advertising capabilities.

On February 21, 2005, the Company completed its acquisition of Personals Plus, Inc. (PPI), Apollo Beach, Florida, by acquiring 100 percent of the voting stock of PPI in a merger.  PPI is in the business of owning and operating online dating and relationship websites, including www.swappernet.com and has been assigned to the Online Dating segment.  Immediately following the merger, the Company contributed all of the stock of PPI to its Cherish, Inc. subsidiary.  As consideration for the merger, the former shareholder of PPI, received $2,262,500 in cash and 426,244 shares of Company common stock, valued at $2,262,500.  In addition, the Company issued to the former shareholder of PPI options to purchase an aggregate of 60,000 shares of Company common stock at $5.30 per share.  Further, the former shareholder of PPI may receive an aggregate earnout payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market.

On February 21, 2005, the Company completed its acquisition of Ozona Online Network, Inc., (“Ozline”), Clearwater, Florida, by acquiring 100 percent of the voting stock of Ozline in a merger.  Ozline is in the business of providing online services including web design, custom web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access and has been assigned to the Software and Systems Development and Hosting segment.  As consideration for the merger, the former shareholders of Ozline received an aggregate of $300,000 in cash and 75,538 shares of Company common stock valued at $400,000.  In addition, the Company issued options to purchase an aggregate of 60,000 shares of Company common stock at $5.30 per share.  Further, the former shareholders of Ozline may receive an aggregate earnout payment of up to $200,000 based on the pre-tax earnings of Ozline for the first eight full calendar quarters following the closing.  Upon acquiring Ozline during the first quarter of 2005 the Company’s Cherish division no longer receives payments of rent from Ozline under its sublease agreement.  The Company completed this acquisition to provide its existing entities with website site hosting and for Ozline’s website and systems development capabilities.

On March 11, 2005 the Company completed its acquisition of KowaBunga! Marketing, Inc. (“KowaBunga!”) by acquiring 100 percent of the voting stock of KowaBunga! in a merger, for an aggregate of $500,000 cash and 127,818 shares of the Company’s common stock valued at $750,000.  In addition, the former shareholder of KowaBunga! may receive as aggregate earnout payment of up to $2,250,000 in cash and $2,700,000 in shares of common stock of the Company, based on the pre-tax earnings of KowaBunga! for the first twelve full calendar quarters following the closing.  KowaBunga! is in the business of producing and selling software services related to the marketing of products and services of its customers over the Internet and has been assigned to the Advertising segment. The Company completed this acquisition to help in the development of the Company’s affiliate marketing strategy.

On March 24, 2005 the Company’s WebSourced, Inc. subsidiary acquired the assets of Smart Interactive Ltd. (“Smart Interactive”), which provides search engine marketing advice to companies throughout Great Britain and Europe.  WebSourced paid a total of $19,871 for these assets. Based in Newcastle, England, Smart Interactive is led by world-renowned search engine expert, Mike Grehan. He is the author of the popular book “Search Engine Marketing” and one of Europe’s most recognized and sought-after search engine marketing speakers.  The acquisition of Smart Interactive has provided WebSourced with a UK office.

On April 22, 2005, the Company acquired 100 percent of the voting common stock of PrimaryAds Inc. in a merger. PrimaryAds is an affiliate marketing company specializing in cost per action Internet advertising. As consideration for the merger, the former shareholders of PrimaryAds received an aggregate of $9,975,000 in cash. In addition, the Company issued to the former shareholders and employees of PrimaryAds warrants to purchase an aggregate of 146,000 shares of Company common stock.  Further, the former shareholders of PrimaryAds may receive an aggregate earnout payment of up to $16,000,000 based on the pre-tax earnings of PrimaryAds for the first twelve full calendar quarters following the closing.  The first $10,000,000 of the earnout, to the extent earned, will be paid in shares of Company common stock.  The remainder of the earnout, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock. The Company completed this acquisition to enter into the affiliate marketing segment of Internet advertising.

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

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets (Liabilities) Assumed	Goodwill and Purchased Intangibles	Deferred Tax Liabilities	Total Consideration
Market Smart Companies	855,516	6,439,941	(959,087)	6,336,370
PPI	(355,595)	5,282,166	(268,312)	4,658,259
Ozline	(15,694)	918,371	(114,439)	788,238
KowaBunga!	9,589	1,564,804	(287,573)	1,286,820
Smart Interactive	—	19,871	—	19,871
PrimaryAds	470,248	11,781,332	(1,979,250)	10,272,330

Accounting for Contingent Consideration

In connection with its prior acquisitions, the merger consideration may be increased as the former shareholders of each entity are entitled to earn payments in cash or stock contingent upon the satisfaction of certain future internal performance goals set forth in the applicable merger agreement.  Future consideration which may be earned by the former shareholders of each entity will be treated as additional purchase price and allocated to goodwill.  The respective maximum amounts of such future consideration which may be earned by the former shareholders of the acquired entities are as follows:

	Maximum Future Cash Consideration	Maximum Future Stock Consideration	Maximum Earnout Consideration

Acquired Entity
WebCapades	$500,000	$—	$500,000
MarketSmart Companies	100,000	—	100,000
Ozline	200,000	—	200,000
PPI	450,000	—	450,000
KowaBunga!	2,250,000	2,700,000	4,950,000
PrimaryAds	3,000,000	13,000,000	16,000,000
Totals	$6,500,000	$15,700,000	$22,200,000

In addition, the former shareholders of the above acquisitions were granted a total of 360,000 options which if and when vested will be charged to stock based compensation expense (see stock based compensation).

Pro Forma Financial Information

During the six months ended June 30, 2005, the Company acquired the following businesses in transactions that were accounted for using the purchase method of accounting: (1) the MarketSmart Companies, (2) Personals Plus, Inc., (3) Ozona Online Networks, Inc., (4) Kowabunga! Marketing, Inc. and (5) PrimaryAds, Inc.  The following table summarizes the pro forma results of the Company’s operations for the six months ended June 30, 2005 and 2004 as if the acquisitions had occurred on January 1, 2004, instead of their respective later acquisition dates:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	26,247,814	33,515,189	8,399,436	19,293,132
Net Income	1,568,873	2,849,838	1,425,471	2,785,560
Basic Earnings Per Share	0.05	0.09	0.06	0.09
Diluted Earnings Per Share	0.04	0.07	0.05	0.07

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	16,068,658	17,167,431	4,574,005	10,108,326
Net Income	689,284	746,448	786,778	1,533,017
Basic Earnings Per Share	0.02	0.02	0.03	0.05
Diluted Earnings Per Share	0.02	0.02	0.03	0.04

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. The Chief Executive Officer of each Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had five operating segments as of June 30, 2005: search engine enhancement; online dating; traditional advertising; affiliate marketing; and software, systems development and hosting.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Search engine enhancement	$12,277,678	46.78	$8,399,436	100.00
Online Dating	3,804,891	14.50	—	0.00
Advertising	4,762,645	18.14	—	0.00
Software, Systems Development and Hosting	1,088,937	4.15	—	0.00
Affiliate Marketing	4,423,299	16.85	—	0.00
Elimination	(109,636)	(0.42)	—	0.00
Total	$26,247,814	100.00	$8,399,436	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005	2004
Search engine enhancement	$1,884,953	$2,283,163
Online Dating	963,578	0
Advertising	315,807	0
Software, Systems Development and Hosting	21,727	0
Affiliate Marketing	332,713
Other	(987,795)	(150,081)
Total	$2,530,983	$2,133,082

TOTAL ASSETS BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Search engine enhancement	$10,011,782	19.58	$6,401,099	88.67
Online Dating	14,985,329	29.30	0	0.00
Advertising	8,542,352	16.70	0	0.00
Software, Systems Development and Hosting	3,252,136	6.36	0	0.00
Affiliate Marketing	13,717,683	26.82
Other	634,590	1.24	817,792	11.33
Total	$51,143,872	100.00	$7,218,891	100.00

Subsequent Events

Real Estate School Online Acquisition

On July 15, 2005, the Company acquired 100% of the voting common stock of Real Estate School Online, Inc.  (“RESO”) in a merger. RESO offers online and CD-ROM real estate licensing courses operating primarily in Florida. As consideration for the acquisition, the Company paid $2,200,000 in cash and 1,023,256 shares of the Company’s common stock valued at $2.15 per share to the former shareholder of RESO.  In addition, the Company issued warrants to purchase an aggregate of 60,000 shares of the Company’s common stock.  The former shareholder of RESO may also receive an aggregate earnout payment of up to $500,000 based on the pre-tax earnings of RESO for the first twelve full calendar quarters following the closing.  The earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock.

The Company is in the process of valuing certain intangible assets related to the above acquisition and thus the allocation of the purchase price has not been completed.

Commercial Loan Commitment Letter

On June 15, 2005, the Company signed a Commercial Loan Commitment Letter from Wachovia Bank, National Association that will permit the Company to borrow up to $15.0 million. The Commercial Loan Commitment Letter is subject to the negotiation and signing of definitive agreements and contemplates the following principal terms of the line of credit:

•                  Borrowings will not exceed $15 million.

•                  Borrowings will not exceed 1.75 times our 12-months trailing EBITDA.

•                  Borrowings will be used solely for working capital purposes and for acquisitions that are materially in the same line of business as us and are cash flow accretive.

•                  The line of credit facility will have a term of 36 months.

•                  The interest rate will be 1-month LIBOR plus 2.10 percent.

Payments will be interest only until the maturity date of the line of credit.

Morex Letter of Intent

The Company has entered into a letter of intent to acquire privately held Morex Marketing Group, LLC, a New York limited liability company (“Morex”) which owns the Internet website www.Babytobee.com. Through Babytobee.com, Morex has developed a model for direct marketing to expectant parents, primarily via the Internet.

Members’ Edge Letter of Intent

The Company has also entered into a letter of intent to acquire privately held Member’s Edge, LLC, a Delaware limited liability company (“Member’s Edge”), a provider of value-added consumer services.

Item 2.            Management Discussion and Analysis or Plan of Operation

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 28 and elsewhere in this quarterly report or in any amendment we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

Overview

We were incorporated in the State of Nevada in October 1987.  From 1993 until 1997 we essentially had no operations.  In 1997, we acquired two private companies that we subsequently divested.  In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc.

Through a series of acquisitions completed in 2004 and 2005, we now operate our businesses through nine direct wholly owned subsidiaries: WebSourced, Inc., the three companies which make up the MarketSmart Companies, Cherish, Inc., Ozona Online Network, Inc., KowaBunga! Marketing, Inc., Primary Ads, Inc. and Real Estate School Online, Inc.  We also operate through one indirect wholly owned subsidiary, Personals Plus, Inc. which is a direct, wholly owned subsidiary of Cherish, Inc.

On March 18, 2005, we entered into a letter of intent to acquire privately held Vintacom Media Group Inc. (“Vintacom”).  Located in Alberta, Canada, Vintacom operates several dating properties including DreamMates.com, SingleMe.com, PassionatePersonals.com and The Relationship Exchange.

We have also entered into a letter of intent to acquire privately held Morex Marketing Group, LLC, a New York limited liability company (“Morex”) which owns the Internet website www.Babytobee.com. Through Babytobee.com, Morex has developed a model for direct marketing to expectant parents, primarily via the Internet.

We have also entered into a letter of intent to acquire privately held Member’s Edge, LLC, a Delaware limited liability company (“Member’s Edge”), a provider of value-added consumer services.

We have begun doing business under the name “Think Partnership Inc.”  At our next annual meeting of shareholders we will seek approval to formally change our legal name to Think Partnership Inc.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We evaluate estimates, including those related to bad debts, intangibles and income taxes, on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

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

•                  Online Dating Segment.  We recognize income on monthly and multi-monthly subscription contracts on a straight line basis over the term of the contract.

•                  Affiliate Marketing Segment.  We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB 104, we recognize revenue when the following criteria have been met:  persuasive evidence of an arrangement exists, the fees are fixed and determinable, we have no significant obligations that remain and collection of the related receivable is reasonably assured.  Revenue is recognized when the related services are performed, provided that no significant obligations of ours remain, the collection of the resulting receivable is reasonably assured and the fees are fixed and determinable.

•                  Software, Systems Development and Hosting Segment.  For the Kowabunga subsidiary we recognize revenue the month in which the software is utilized.  Customers are invoiced on the first of the month for the monthly services.  All overages for the month are billed at the end of the month and are included in our accounts receivable.  For the Ozline subsidiary we recognize revenue in the period in which we perform the services.

•                  Advertising.  We recognize revenue in the period in which services are performed.

•                                          In connection with our Search Engine Enhancement services we enter into contracts with customers, and give those customers two payment options.  The customer can make one payment in advance of services, or installment over four, six or twelve month periods.  We recognize revenue, however, in the periods that we perform the work related to the contract as follows:

•                  If payment is received when a contract is signed, we record the receipt of the payment along with an offsetting liability recorded as deferred revenue for the entire amount of the contract.  Each month, revenue is recognized as obligations to the customer are fulfilled by debiting deferred revenue and crediting revenue.

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

•                  Recently our Search Engine Enhancement segment has experienced significant collection issues despite our efforts to aggressively pursue delinquent accounts through collection agencies and legal avenues.  To counter these issues we are beginning to implement a new payment structure in which we require clients to submit a down payment at the commencement of the contract and evenly distribute the remaining payments over the term of the contract.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Our total assets as of June 30, 2005 were approximately $51.1 million compared to approximately $34.1 million as of December 31, 2004.  This increase was attributable to many factors.  During the first six months of 2005 we acquired MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. (collectively, the “MarketSmart Companies”), Personals Plus, Inc., Ozona Online Network, Inc., Kowabunga! Marketing, Inc and PrimaryAds, Inc.  As a result of these acquisitions, we acquired approximately $9.8 million in intangible assets and allocated approximately $16.2 million to goodwill during 2005.  Our accounts receivable and unbilled revenue increased $5.4 million, from $4.6 million on December 31, 2004 to $10.0 million of June 30, 2005.  A significant portion of this increase ($3.8 million) is attributable to internal growth and $1.6 million is attributable to acquisitions. Our cash and cash equivalents decreased from $17.2 million on December 31, 2004 to $1.8 million on June 30, 2005.  The decrease was primarily the result of acquisitions utilizing $15.0 million in cash.

Our total liabilities as of June 30, 2005 were approximately $13.4 million compared to approximately $4.8 million as of December 31, 2004.  Total debt at June 30, 2005 was approximately $2.3 million, compared to $1.0 million on December 31, 2004.  The increase in debt was used to fund our acquisition of PrimaryAds. Our accounts payable, accrued expenses, other current liabilities and deferred revenue increased from $2.7 million on December 31, 2004 to $6.3 million on June 30, 2005.  The increase of $3.5 million was caused be internal growth of $1.7 million and acquisitions of $1.8 millions.

 Shareholders’ Equity was approximately $37.7 million at June 30, 2005 compared to approximately $29.3 million at December 31, 2004.  This increase resulted primarily from our issuing an aggregate of 1,629,400 shares of our common stock in connection with our acquisitions and our generating approximately $1.65 million of net income during the six months ended June 30, 2005.

Comparison of Operating Results for Six Months ended June 30, 2005 and June 30, 2004

Sales for the six months ended June 30, 2005 increased 212% to approximately $26.2 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment increased from approximately $8.4 million to approximately $12.3 million during this period.  This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.  Additionally, during 2004 and the first six months of 2005, as a result of our acquisitions, we entered into the online dating, advertising, affiliate marketing and software development and hosting segments.  Sales from these segments were approximately $14.0 million during the first six months of 2005.  We did not begin entering these segments until the third quarter of 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the six months ended June 30, 2005 were approximately $15.7 million (60% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $7.2 million (86% of sales).  The decrease in our gross profit as a percentage of revenues was due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.

General and administrative expenses were approximately $12.7 million (48% of sales) for the six months ended June 30, 2005.  For the same period last year, the expenses totaled approximately $5.1 million (61% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our bad debt expense for the six month period ended June 30, 2005 was approximately $1.7 million which primarily resulted from our search engine enhancement segment experiencing significant collection issues despite efforts to aggressively pursue delinquent accounts through collection agencies and legal avenues.  In response to these issues our search engine enhancement segment has implemented a new payment structure in which certain new clients, whose monthly payments are $2,500 or less, are required to prepay several months at the commencement of their contracts, and to make level payments over the remaining term of such contracts.

Our net income for the six months ended June 30, 2005 was approximately $1.6 million compared to approximately $1.4 million for the six months ended June 30, 2004.  Basic earnings per common share for the six months ended June 30, 2005 were $0.05 and $0.06 for the six months ended June 30, 2004.  Fully diluted earnings per share for six months ended June 30, 2005 was $0.04 versus $0.05 for the six months ended June 30, 2004.

Comparison of Operating Results for Three Months Ended June 30, 2005 and June 30, 2004

Sales for the quarter ended June 30, 2005 increased 251% to approximately $16.1 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment increased from approximately $4.6 million to approximately $6.5 million during this period. This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.  Additionally, during 2004 and the first quarter of 2005, as a result of our acquisitions, we entered into the online dating, advertising, affiliate marketing and software development and hosting segments.  Sales from these segments were approximately $9.6 million during the second quarter of 2005.  We did not begin entering these segments until the third quarter of 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the quarter ended June 30, 2005 were approximately $8.7 million (54% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $4.0 million (87% of sales).  The decrease in our gross profit as a percentage of revenues was primarily due to the increase in our operations, engineering and production departments to better serve our client base in our search engine enhancement segment.

General and administrative expenses were approximately $7.3 million (45% of sales) for the quarter ended June 30, 2005.  For the same period last year, the expenses totaled approximately $2.8 million (61% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our bad debt expense for the three month period ended June 30, 2005 was approximately $1.4 million which primarily resulted from our search engine enhancement segment experiencing significant collection issues despite efforts to aggressively pursue delinquent accounts through collection agencies and legal avenues.  In response to these issues our search engine enhancement segment has implemented a new payment structure in which certain new clients, whose monthly payments are $2,500 or less, are required to prepay several months at the commencement of their contracts, and to make level payments over the remaining term of such contracts.

Our net income for the quarter ended June 30, 2005 was approximately $690,000 compared to approximately $786,000 for the quarter ended June 30, 2004.  Basic earnings per common share for the quarter ended June, 2005 were $0.02 and $0.03 for the quarter ended June 30, 2004.  Fully diluted earnings per share for the quarter ended June 30, 2005 was $0.02 versus $0.03 for the quarter ended June 30, 2004.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2005 and December 31, 2004 were approximately $1.8 million and $17.2 million, respectively.  During the six months ended June 30, 2005 we used cash primarily to fund acquisitions.

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $1.6 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

On June 15, 2005, we signed a Commercial Loan Commitment Letter from Wachovia Bank, National Association that will permit us to borrow up to $15.0 million. Our existing line of credit with Wachovia, which allows us to borrow up to $5.0 million, will be replaced by this new facility, and any amounts outstanding under the $5.0 million line of credit will be paid off with proceeds from the new facility.  The Commercial Loan Commitment Letter is subject to negotiation and signing of definitive agreements and contemplates the following principal terms of the line of credit:

•                  Borrowings of up to $15 million.

•                  Borrowings will not exceed 1.75 times our 12-months trailing EBITDA.

•                  Borrowings will be used solely for working capital purposes and for acquisitions that are materially in the same line of business as us and are cash flow accretive.

•                  The line of credit facility will have a term of 36 months.

•                  The interest rate will be 1-month LIBOR plus 2.10 percent.

•                  Payments will be interest only until the maturity date of the line of credit.

Borrowings under the line of credit will be secured by a first lien security interest on all of our assets.

Cash Flows from Operating Activities

We used, on a net basis, approximately $274,000 in cash from operating activities during the six months ended June 30, 2005, as compared to generating approximately $687,000 during the same period for the fiscal year ended December 31, 2004.  This decrease in cash from operating activities is primarily a result of a greater increase to our accounts receivable during the six months ended June 30, 2005 as compared to during the six months ended June 30, 2004, offset by an increase in our accounts payable during the same period.  Our accounts receivable and unbilled revenue increased from $4.6 million on December 31, 2004 to $10.0 million on June 30, 2005.  A significant portion of this increase ($3.8 million) is attributable to internal growth and $1.6 million of this increase is attributable to attributable to acquisitions.  Our accounts payable, accrued expenses, other current liabilities and deferred revenue increased from $2.7 million on December 31, 2004 to $6.3 million on June 30, 2005.  The increase of $3.5 million is attributable to internal growth of $1.7 million and acquisitions of $1.8 million.

Our bad debt expense for the six month period ended June 30, 2005 was approximately $1.7 million which primarily resulted from our search engine enhancement segment experiencing significant collection issues despite efforts to aggressively pursue delinquent accounts through collection agencies and legal avenues.  In response to these issues our search engine enhancement segment has implemented a new payment structure in which certain new clients, whose monthly payments are $2,500 or less, are required to prepay several months at the commencement of their contracts, and to make level payments over the remaining term of such contracts.

Cash Flows from Investing Activities

We used, on a net basis, approximately $16.1 million cash in investing activities during the first six months of 2005 as compared to using approximately $501,000 during the first six months of 2004.  This increase was due primarily to our acquisitions during the first six months of 2005, for which we used approximately $15.0 million cash.

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

Cash Flows from Financing Activities

We generated approximately $1.0 million cash in financing activities during the six months ended June 30, 2005, as compared to generating approximately $781,000 during the same period in 2004.  The primary source of cash generated from financing activities during the six months ended June 30, 2005, was proceeds, totaling approximately $1.35 million, from our lines of credit with Wachovia, which we used to fund our acquisition of PrimaryAds, Inc.  The primary use of cash from financing activities during the six months ended June 30, 2005 was to repay principal on outstanding installment debt related to prior acquisitions.  During the six months ended June 30, 2005 we repaid principal on this debt totaling $451,000.  The primary source of cash generated from financing activities during the six months of 2004 was proceeds, totaling approximately $2.79 million, from sale of common stock.  These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $2.15 million.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. The Chief Executive Officer of each of the Company’s subsidiaries reports of the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  We had five operating segments at June 30, 2005: search engine enhancement; online dating; traditional advertising; affiliate marketing; and software, systems development and hosting.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of our assets that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Search engine enhancement	$12,277,678	46.78	$8,399,436	100.00
Online Dating	3,804,891	14.50	0	0.00
Advertising	4,762,645	18.14	0	0
Software, Systems Development and Hosting	1,088,937	4.15	0	0
Affiliate Marketing	4,423,299	16.85
Elimination	(109,636)	(0.42)	0	0.00
Total	$26,247,814	100.00	$8,399,436	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005	2004
Search engine enhancement	$1,884,953	$2,283,163
Online Dating	963,578	0
Advertising	315,807	0
Software, Systems Development and Hosting	21,727	0
Affiliate Marketing	332,713
Other	(987,795)	(150,081)
Total	$2,530,983	$2,133,082

TOTAL ASSETS BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Search engine enhancement	$10,011,782	19.58	$6,401,099	88.67
Online Dating	14,985,329	29.30	0	0.00
Advertising	8,542,352	16.70	0	0.00
Software, Systems Development and Hosting	3,252,136	6.36	0	0.00
Affiliate Marketing	13,717,683	26.82
Other	634,590	1.24	817,792	11.33
Total	$51,143,872	100.00	$7,218,891	100.00

Our other assets consist primarily of cash of $185,000, of which all is unrestricted, and notes receivable of $280,175.

Subsequent Events

Real Estate School Online Acquisition

On July 15, 2005, we acquired 100% of the voting common stock of Real Estate School Online, Inc. (“RESO”) in a merger.  RESO offers online and CD-ROM real estate licensing courses primarily in Florida. As consideration for the acquisition, we paid $2,200,000 in cash and 1,023,256 shares of our common stock valued at $2.15 per share to the former shareholder of RESO.  In addition, we issued warrants to purchase an aggregate of 60,000 shares of our common stock.  The former shareholder of RESO may also receive an aggregate earnout payment of up to $500,000 based on the pre-tax earnings of RESO for the first twelve full calendar quarters following the closing.  The earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of our common stock.

Baby to be Letter of Intent

The Company has entered into a letter of intent to acquire privately held Morex Marketing Group, LLC, a New York limited liability company (“Morex”) which owns the Internet website www.Babytobee.com. Through Babytobee.com, Morex has developed a model for direct marketing to expectant parents, primarily via the Internet.

Members’ Edge Letter of Intent

The Company has also entered into a letter of intent to acquired privately held Member’s Edge, LLC, a Delaware limited liability company (“Member’s Edge”), a provider of value-added consumer services.

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

We may not be able to identify, negotiate, finance or close acquisitions.  A significant component of our growth strategy focuses on acquiring additional companies or assets.  We may not, however, be able to identify or acquire companies or assets on acceptable terms if at all.  Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness.  Although we are currently in negotiations to obtain a $15 million line of credit, we expect our capital requirements for future acquisitions to exceed $15 million, and there can be no assurance that we will able to obtain financing on terms that are favorable to us, if at all, which will limit our ability to acquire additional companies or assets in the future.  Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

The terms and conditions of any acquisition could require us to take actions that would not require your approval.  In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock.  Not all of these actions would require your approval even if these actions dilute your economic or voting interest as a shareholder.

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

Our future growth heavily depends on our key personnel, the loss of whom would materially adversely affect our business.  Our ability to grow depends on our ability to retain certain key personnel, including Gerard M. Jacobs, our president and chief executive officer.  We do not have an employment agreement with Mr. Jacobs and could be required to spend significant time, attention and money in finding his replacement should he no longer be employed by us.  There is no assurance we would be able to find similarly qualified replacements which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We lack long-term contracts with clients.  Few of our clients retain us under contracts longer than twelve months.  As a result, our revenues may be difficult to predict and may vary significantly.  Because we sometimes incur costs based on expectations of future revenues, our failure to predict future revenues accurately could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We face certain risks related to the physical and emotional safety of the users of our online dating websites.  We cannot control the offline behavior of users of our websites.  There is a possibility that one or more of the users of our websites could be physically or emotionally harmed following interaction with another user of our websites.  We do not screen the users of our websites, and cannot ensure personal safety on a meeting arranged following contact initiated via our websites.  If an unfortunate incident were to occur in a meeting of people following contact initiated on one of our websites or a website of one of our competitors, any resulting negative publicity could materially and adversely affect the online dating industry in general and our business in particular and could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.  In addition, the affected users of our websites might initiate legal action against us, which could cause us to incur significant expense, regardless of whether liability is imposed on us which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.  Further, legislation is currently being considered in various jurisdictions that may require us to conduct background checks on the users of our online dating websites.  If legislation requiring us to perform background checks is enacted, we would incur additional costs and expenses to comply with these legislative requirements. These costs and expenses may be material and may have and adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We may incur legal fees and expenses, and possibly losses, in regard to a construction project in St. Ann, Missouri. A subsidiary that we sold in 2002 is in the construction business.  Prior to selling this subsidiary, the subsidiary had begun work on a construction project in St. Ann, Missouri.  We have become aware that various disputes regarding the completion of certain work performed on this construction have occurred and are scheduled to be arbitrated sometime during 2005. We may be required to pay amounts under an indemnity agreement we have with the surety for the St. Ann project, pursuant to which there is no limit on the amount for which we may have to indemnify the surety. We have entered into an agreement with a third person, pursuant to which this person has agreed to indemnify us for any losses and expenses we incur with respect to the indemnity agreement with the surety.  There is no assurance we will be able to recover any amounts that we be required to pay to the surety from this person. If we are required to pay amounts to the surety, and are unable to recover such amounts from the person who has agreed to indemnify us for such amounts, such an occurrence could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We have agreed, and may agree in the future, to pay additional amounts in connection with acquisitions.  As part of the agreements to acquire WebCapades, the MarketSmart Companies, Personals Plus, Ozline, KowaBunga!, PrimaryAds and RESO, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfy certain financial hurdles.  As of June 30, 2005, the cash portion of these potential contingent payments totaled $6.5 million.  We will likely also agree to the contingent payout arrangements in connection with future acquisitions.  There is no assurance that we will have cash available to pay these amounts if these financial hurdles are satisfied.  Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, all of which may have a material adverse effect on our results of operations, financial condition, business prospectus and the trading price of our common stock.

We have experienced significant debt collection issues and bad debt writeoffs in our search engine enhancement segment.  In connection with our search engine enhancement segment, our contracts have typically permitted our customers to pay us for services in equal monthly installments over the life of the contract.  This payment structure has involved our search engine enhancement segment in significant debt collection issues during the past year, and has resulted in significant bad debt writeoffs.  As described herein, we have made changes to the payment terms of the contracts for certain new clients. There can be no assurance, however, that these changes will reduce our debt collection issues or bad debt writeoffs in the future. Additionally, these changes may adversely affect our ability to enter into new contracts for search engine enhancement services. All of these factors may have a material adverse effect on our results of operations, financial condition, business prospectus and the trading price of our common stock.

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

Item 3.            Control and Procedures

As required by Rule 13a-15 under the Exchange Act, within ninety (90) days prior to the filing of this report, we carried out an evaluation under the supervision and participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.  There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings.

On May 16, 2005, our PrimaryAds subsidiary filed a lawsuit against Direct Response Technologies, Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as PrimaryAds Inc. v. Direct Response Technologies, Inc., GD 05-11414.  Direct Response currently provides software Services to PrimaryAds and has threatened to terminate these Services in breach of PrimaryAds’ agreement with Direct Response.  Additionally, Direct Response possesses and controls certain business information regarding PrimaryAds’ business.  PrimaryAds is seeking injunctive relief to maintain the status quo (i.e., continued access to the Services), as well as the return of its business information and data.  This lawsuit was settled at the end of June upon the following settlement terms:

•                  DRT shall provide PrimaryAds with a duplicate of its Business Information and Data.

•                  DRT shall continue to provide services to PrimaryAds for nine months after DRT has provided PrimaryAds with a duplicate of its Business Information and Data.

•                  Both parties agreed to release the other from all liability relating to the lawsuit.

•                  PrimaryAds will dismiss the lawsuit within one month after it receives its Business Information and Data from DRT.

On May 27, 2005, we and our WebSourced, Inc. subsidiary filed a lawsuit against Jason Dowdell, a former employee of WebSourced, and his wife, Shannon Dowdell in the Circuit Court of the Eighteenth Judicial Circuit of the State of Florida, in and for Brevard County captioned WebSourced, Inc. and CGI Holding Corporation v. Jason Dowdell and Shannon Dowdell.  In the lawsuit, we allege that Mr. Dowdell failed to perform his employment duties and other obligations under an Asset Purchase Agreement pursuant to which WebSourced purchased certain business assets from the Dowdells. We also allege that Mr. Dowdell breached a Confidentiality, Inventions and Non-Competition Agreement between him and WebSourced.  In the lawsuit, we assert claims for replevin of certain computer equipment and files Jason Dowdell failed to return to WebSourced following the termination of his employment.  We also seek a declaratory judgment regarding our right to cancel shares of our common stock issued to Mr. Dowdell as well as shares of our common stock and warrants to purchase shares of our common stock Mr. Dowdell alleges he is entitled to under the Asset Purchase Agreement.  We also seek injunctive relief and damages with respect to the Dowdells’ breach of the Asset Purchase Agreement and Mr. Dowdell’s breach of the Confidentiality, Inventions and Non-Competition Agreement.  On June 17, 2005, the Dowdells filed their Answer Affirmative Defenses and Counterclaim against us and WebSourced.  The Dowdells’ Counterclaim seeks damages for breach of contract, breach of good faith and fair dealing, equitable estoppel, accounting, rescission and unjust enrichment.  The Dowdells’ counterclaims all arise out of the Asset Purchase Agreement and our and WebSourced’s termination of Mr. Dowdell’s employment with WebSourced. The parties have conducted some written discovery and but no depositions have yet occurred in the action.  The parties are currently engaged in settlement discussions.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us during the quarter ended June 30, 2005 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution.  We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case, we did not engage in general solicitation and advertising.  In each case where we relied upon exemptions contained in Section 4(2) of the Securities Act, the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

	1.	On April 13, 2005, we issued 400 shares to Gary Munn pursuant to the exercise of warrants at $2.75 per share.

	2.	On April 22, 2005, as part of our acquisition of PrimaryAds Inc., we issued warrants to purchase up to 146,000 shares of common stock to the stockholders and employees of PrimaryAds.

	3.	On June 15, 2005, we issued 1,200 shares to Benjamin Wills pursuant to the exercise of warrants at $0.16 per share

Item 3.		Defaults Upon Senior Securities.

None.

Item 4.		Submission of Matters to a Vote of Security Holders.

None.

Item 5.		Other Information.

None.

Item 6.		Exhibits.

EXHIBIT NO.

3.1	Articles of Incorporation of CGI Holding Corporation, as amended as of February 26, 2004. (1)

3.2	Restated By-laws of CGI Holding Corporation. (4)

4.1	Form of Warrant to purchase common stock of CGI Holding Corporation for August 2004 offering. (2)

4.2	Form of Warrant to purchase common stock of CGI Holding Corporation for December 6, 2004 offering. (2)

4.3	Form of Registration Rights Agreement by and among CGI Holding Corporation and certain of its shareholders for December 6, 2004 offering. (2)

10.1

Agreement by and among the Company, PrimaryAds Merger Sub, Inc. (a wholly owned subsidiary of the Company), PrimaryAds Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta, dated April 22, 2005. (3)

10.2	Employment Agreement, dated April 22, 2005 by and between Kenneth M. Harlan and PrimaryAds, Inc. *

31.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)

Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No.  033-19980-D).

(2)

Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

(3)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005 (SEC File No. 033-19980-D).

(4)	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2005 (SEC File No. 31-19980-D)

*	Filed as part of this document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2005.

CGI HOLDING CORPORATION (Registrant)

By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs, Director, President,
Chief Executive Officer, Treasurer and
Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer