Form 10QSB
period 2005-09-30
CGI HOLDING CORP
filed 2005-11-21
CIK 829323

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

For Quarter Ended                                  Commission File Number                      33-19980-D

CGI Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5 Revere Drive, Suite 510, Northbrook, Illinois 60062

(Address of principal executive offices)                        (Zip Code)

Registrant’s telephone number, including area code                     (847) 562-0177

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Number of shares outstanding of the issuer’s common stock, as of November 17, 2005 was 34,625,912 shares.

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
SIGNATURES

i

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

September 30, 2005
Assets
Current Assets
Cash and Cash Equivalents	$1,250,169
Restricted Cash	717,942
Accounts Receivable	5,537,055
Allowance for Doubtful Accounts	(119,492)
Notes Receivable – Related Party	280,175
Deferred Tax Asset	57,253
Prepaid Expenses	786,195
Prepaid Corporate Taxes	1,427,192
Other Current Assets	289,639
Total Current Assets	10,226,128
Property and Equipment, net	2,653,211
Other Assets
Deferred Tax Asset	677,647
Goodwill	28,553,395
Intangible Assets	9,606,304
Other Assets	452,603
Total Other Assets	39,289,949
Total Assets	$52,169,288

Liabilities and Shareholders’ Equity
Current Liabilities
Current Portion of Long-Term Debt	$633,062
Notes Payable - Line of Credit	3,535,000
Accounts Payable	2,600,274
Deferred Revenue	3,230,915
Client Prepaid Media Buys	712,042
Accrued Expenses and Other Current Liabilities	842,140
Total Current Liabilities	11,553,433

Long-Term Liabilities	3,680,549
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares – 5,000,000 – none issued or outstanding	0
Common Stock, $.001 par value:
Authorized Shares – 100,000,000
Issued Shares – 36,960,854 in 2005 and 33,984,023 in 2004
Outstanding Shares – 34,460,854 in 2005 and 31,484,023 in 2004	36,961
Additional Paid in Capital	39,556,971
Accumulated Deficit	(2,180,232)
Treasury Stock	(540,000)
Accumulated Other Comprehensive Income	61,606
Total Shareholders’ Equity	36,935,306
Total Liabilities and Shareholders’ Equity	52,169,288

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended		Three Months Ended
	2005	2004, as amended	2005	2004, as amended
Net Revenue	$30,736,524	$11,506,893	$11,249,239	$5,203,780
Cost of Revenue	10,323,980	2,532,125	3,558,303	1,188,988
Gross Profit	20,412,544	8,974,768	7,690,936	4,014,792
Operating Expenses
Selling, General and Administrative	17,510,874	7,163,331	6,222,040	2,798,925
Amortization of Purchased Intangibles	1,040,802	31,497	477,252	31,497
Income from Operations	1,860,868	1,779,940	991,644	1,184,370

Other Income(Expenses)
Interest Income	77,633	1,913	391	1,657
Interest Expense	(90,590)	(31,944)	(56,094)	(3,844)
Other Income(Expense)	10,240	38,155	5,740	(24,750)
Income before Income Taxes	1,858,152	1,788,063	941,681	1,157,432
Provision for Income Taxes	721,989	690,563	369,019	454,377
Net Income	1,136,163	1,097,500	572,662	703,055
Other Comprehensive Income
Unrealized Gain(Loss) on Securities	61,606	0	(26,709)	0
Comprehensive Income	$1,197,769	$1,097,500	$545,953	$703,055

Net Income Per Share
Basic	$0.03	$0.05	$0.02	$0.03
Fully Diluted	$0.03	$0.04	$0.01	$0.02

Weighted Average Shares(Basic)	33,426,715	22,966,379	34,266,956	24,804,913
Weighted Average Shares(Fully Diluted)	39,132,081	28,672,940	39,528,938	30,511,474

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Amount	Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2005	31,484,023	$33,984	$30,658,266	$(3,316,395)	$—	$(540,000)	$26,835,855

Exercise of Stock Options, Net	324,153	324	149,380				149,704

Purchase Transactions, Net	2,652,678	2,653	8,749,325				8,751,977

Other Comprehensive Income					61,606		61,606

Net Income, September 30, 2005				1,136,163			1,136,163

Balance at September 30, 2005	34,460,854	$36,961	$39,556,971	$(2,180,232)	$61,606	$(540,000)	$36,935,306

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004, as amended

Operating Activities
Net Income	$1,136,163	$1,066,525
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and Amortization	1,495,423	124,589
Provision for Doubtful Accounts	565,986	323,208
Deferred Taxes	571,830	531,829
Loss on Deposit	0	75,000
Change in operating assets and liabilities:
Restricted Cash	(212,552)	0
Accounts Receivable	(2,938,507)	(787,737)
Unbilled Revenue	(30,650)	0
Prepaid Expenses and Other Assets	(1,652,751)	(171,897)
Accounts Payable	1,110,035	(341,365)
Deferred Revenue	256,566	7,284
Client Prepaid Media Buys	157,479	670,671
Other Accrued Liabilities	(245,869)	453,891
Net cash provided by operating activities	213,152	1,951,998

Investing Activities
Purchases of property and equipment	(1,374,551)	(801,248)
Cash in Acquisitions, Net	(17,337,700)	634,829
Other Investing Activities	(244,846)	(11,305)
Net cash used in investing activities	(18,957,097)	(177,724)

Financing Activities
Principal Payments Made	(607,187)	(2,198,305)
Proceeds from Notes Payable	0	140,000
Change in Line of Credit	3,535,000	0
Net Proceeds from issuance of common stock, net of issuance costs	(94,218)	3,228,771
Net cash provided by financing activities	2,833,595	1,170,466
Net Cash Change	(15,910,350)	2,944,740
Cash Balance, January 1	17,160,520	311,849
Cash Balance, September 30	$1,250,170	$3,256,589

Supplemental Information
Interest Paid	$90,590	$31,944
Income Taxes Paid	$1,562,816	$99,827

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

On March 11, 2005, the Company purchased the stock of the Kowabunga! Marketing, Inc. $750,000 of the purchase price was paid utilizing the Company’s common stock. The Company received net intangible assets of $1,564,804 and net tangible liabilities of ($277,984).

On April 22, 2005, the Company purchased the stock of the PrimaryAds, Inc. The Company received net intangible assets of $11,149,986 and net tangible liabilities of ($818,802).

On July 15, 2005, the Company purchased the stock of the Real Estate School Online, Inc.  The Company received net intangible assets of $4,908,445 and net tangible liabilities of ($386,873).

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

FOOTNOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 which was originally filed June 23, 2005 and shortly to be reissued, reflecting matters described under the following section “Correction of Error”. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Correction of Error

As disclosed by press release on November 1, 2005, the Company began a review of its accounting for revenue recognition for its search engine enhancement services at its Websourced, Inc. subsidiary.  This review was completed and the Company determined that it did not have enough evidence to be reasonably assured of the collectibility of the accelerated revenue recognition provided for when utilizing the proportional performance model.

The cumulative effect as of January 1, 2005 of the correction of the error would have decreased retained earning as of that date by $2.45 million, net of tax.  The effect of the error was material to the years ended December 31, 2004 and 2003 and the respective quarters.

In the third quarter of 2005, the Company changed its method for presenting revenues for its PrimaryAds, Inc. subsidiary.  Effective with this change, retroactively applied to the second quarter of 2005 in which the Company acquired Primary Ads, Inc., the Company presents revenue on a net basis.

In the third quarter of 2005, the Company changed the useful life of the Customer Relations Intangible Asset for its Primary Ads, Inc. subsidiary from ten to five years.  The Company has retroactively applied this change to the second quarter of 2005 in which the Company acquired Primary Ads. Inc.

The effect on the quarters ended March 31, 2005 and June 30, 2005 are as follows:

Quarter Ended June 30, 2005

	Previously Reported	As Amended

Revenue	$16,068,658	$10,314,806
Cost of Sales	7,331,604	3,539,602
Gross Profit	8,737,054	6,775,204
Selling, General and administrative	7,634,576	6,405,792
Other Income(Expense)	3,685	3,685
Income Before Taxes	1,106,163	373,098
Income Tax Provision	416,879	148,154
Net Income	$689,284	$224,944

Earnings Per Share
Basic	0.02	0.01
Fully Diluted	0.02	0.01

Quarter Ended March 31, 2005

	Previously Reported	As Amended

Revenue	$10,179,156	$9,172,479
Cost of Sales	3,226,144	3,226,075
Gross Profit	6,953,012	5,946,405
Selling, General and administrative	5,571,754	5,446,593
Other Income(Expense)	43,562	43,561
Income Before Taxes	1,424,820	543,373
Income Tax Provision	545,230	204,815
Net Income	$879,590	$338,558

Earnings Per Share
Basic	0.03	0.01
Fully Diluted	0.02	0.01

Nine Months Ended September 30, 2004

	Previously Reported	As Amended

Revenue	$14,121,105	$11,506,893
Cost of Sales	5,685,502	2,532,125
Gross Profit	8,435,603	8,974,768
Selling, General and administrative	4,856,523	7,194,829
Other Income(Expense)	8,122	8,122
Income Before Taxes	3,587,202	1,788,063
Income Tax Provision	1,371,973	690,563
Net Income	$2,215,229	$1,097,500

Earnings Per Share
Basic	0.10	0.05
Fully Diluted	0.08	0.04

Quarter Ended September 30, 2004

	Previously Reported	As Amended

Revenue	$5,721,669	$5,203,780
Cost of Sales	2,160,940	1,188,988
Gross Profit	3,560,729	4,014,792
Selling, General and administrative	2,079,670	2,830,422
Other Income(Expense)	(26,938)	(26,938)
Income Before Taxes	1,454,120	1,157,432
Income Tax Provision	571,112	454,377
Net Income	$883,008	$703,055

Earnings Per Share
Basic	0.04	0.01
Fully Diluted	0.03	0.01

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

Revenue Recognition

Websourced, Inc.

The Company recognizes income on monthly and multi-monthly contracts on a straight line basis over the term of the contract.

The following policies relate to the acquisitions for the nine months ended September 30, 2005.

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

Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any affiliate expenses are the responsibility of the Company’s advertising customer.

Real Estate School Online, Inc.

The Company records commission income at the time of sale.  The Company records income on the sale of compact disks upon shipment.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method.  The carrying value of property and equipment at September 30, 2005 was:

Furniture & Fixtures	$550,435
Equipment	1,463,716
Software	1,116,230
Leasehold Improvements	204,544
Subtotal	$3,334,925
Accumulated Depreciation	(681,714)
Net Property & Equipment	$2,653,211

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

The Company experienced no impairment loss relating to its intangible assets in 2005 and no indicators of future impairment losses exist as of September 30, 2005.

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

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,531,140	$0.78	4,138,026	$0.23
Granted	1,730,000	5.03	366,256	2.43
Forfeited	(369,811)	3.44	(9,230)	0.75
Exercised	(114,770)	0.24	(15,650)	0.73
Outstanding at end of period	5,776,559	$1.79	4,479,402	$0.50

The weighted average grant date fair value of options granted during the third quarter of 2005 was $0.00.

The following table summarizes information about stock options outstanding at September 30, 2005.

Options Outstanding

Range of Exercise Prices	Options Outstanding	Weighted Average remaining contractual life	Weighted Average Exercise Price
$0.13 -$0.13	2,830,000	7.83	$0.13
$0.14 - $0.27	570,921	2.63	$0.21
$0.28 - $2.10	531,689	3.81	$1.39
$2.11 - $5.25	1,843,949	8.14	$4.95
Total	5,776,559	7.05	$1.79

The following table summarizes the options exercisable on September 30, 2005.

Options Exercisable

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	$0.13
$.014 - $0.27	570,921	$0.21
$0.28 - $2.10	481,689	$1.36
$2.11 - $5.25	108,074	$4.37
Total Options Exercisable at September 30, 2005	3,990,684	$0.41

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	September 30, 2005	December 31, 2004
Expected Life(in years)	3.40	2.90
Volatility	48.10%	61.00%
Risk Free Interest Rate	3.38%	3.33%
Dividend Yield	0.00%	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the three and nine months ended September 30, 2005 and September 30, 2004:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2005		September 30, 2004
Net Income, as reported	$572,662	$1,136,163	$703,055	$1,097,500
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(94,717)	(439,426)	(17,912)	(27,482)
Pro forma net income	$477,945	$696,737	$685,143	$1,070,018
Earnings per share, as reported:
Basic	$0.02	$0.04	$0.03	$0.05
Fully Diluted	$0.01	$0.03	$0.02	$0.04
Pro forma earnings per share:
Basic	$0.01	$0.02	$0.03	$0.05
Fully Diluted	$0.01	$0.02	$0.02	$0.04

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

The following reconciles the denominators of basic and fully diluted earnings per share:

	Three months	Nine Months	Three Months	Nine Months
	Ended September 30, 2005		Ended September 30, 2004, as amended
Denominator – Shares
Basic weighted-average shares	34,266,956	33,426,715	24,804,913	22,966,379
Effect of dilutive securities	5,261,982	5,705,366	5,706,561	5,706,561
Fully Diluted weighted-average shares	39,528,938	39,132,081	30,511,474	28,672,940

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

On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff's views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005.  The Company does not expect adoption of this statement to have a material impact on its consolidated financial condition or results of operations.

Intangible Assets and Goodwill

During 2004 and 2005, the Company entered into eight purchase agreements in which it allocated a total of $39,308,990 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of September 30, 2005:

ONLINE DATING

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$12,255,181	$0	$12,255,181
Client List	7 Years	416,000	54,167	361,833
Website Code and Development	5 Years	1,220,584	219,407	1,001,177
Client Relations	6 Months	99,000	78,750	20,250
Totals		$13,990,765	$352,324	$13,638,441

SEARCH ENGINE OPTIMIZATION

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 Years	$175,000	$46,667	$128,333
Goodwill		73,579	0	73,579
Totals		$248,579	$46,667	$201,912

ADVERTISING

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$3,513,043	$0	$3,513,043
Trade Names	Indefinite	590,000	0	590,000
Employment Agreements	4 Years	535,000	100,313	434,687
Customer Relations	8 Years	1,890,000	177,188	1,712,812
Totals		$6,528,043	$277,501	$6,250,542

SOFTWARE AND SYSTEMS DEVELOPMENT AND HOSTING

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$1,432,160	$0	$1,432,160
Software Code	5 Years	580,000	63,313	516,687
Employment Agreements	3-4 Years	471,011	80,250	390,761
Totals		$2,483,172	$143,563	$2,339,608

AFFILIATE MARKETING

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$7,774,986	$0	$7,774,986
Customer Relations	5 Years	3,000,000	250,000	2,750,000
Employment Agreements	4 Years	175,000	18,229	156,771
Trade Names	Indefinite	200,000	0	200,000
Totals		$11,149,986	$268,229	$10,881,757

ONLINE EDUCATION

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$3,504,445	$0	$3,504,445
Customer Relations	5 Years	395,000	16,458	378,542
Website	5 Years	95,000	3,958	91,042
Customer Contract	3 Years	82,000	5,694	76,306
Reference Materials	4 Years	571,000	29,740	541,260
Employment Agreements	4 Years	99,000	5,156	93,844
Trade Names	Indefinite	162,000	0	162,000
Totals		$4,908,445	$61,006	$4,847,439

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$28,553,394	$0	$28,553,394
Other Intangibles	10,755,595	1,149,290	9,606,305

The Company’s amortization expense over the next five years is as follows:

2005	$487,250
2006	1,910,564
2007	1,903,814
2008	1,808,179
2009	1,436,949
Thereafter	1,107,549
Total	$8,654,305

Long Term Liabilities

The long term liabilities consisted of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Notes Payable, Net of Current Portion	$84,707	$394,066
Deferred Income Tax Payable, Net of Current Portion	3,335,110	376,337
Deferred Rent	260,732	202,597
Deposits	—	1,298
Total	$3,680,549	$974,298

Notes Payable – Line of Credit

The Company has a line of credit with Wachovia Bank of up to $5,000,000.  The interest rate is equal to 1-month LIBOR + 2.00% which was 5.69% as of September 30, 2005.  The balance as of September 30, 2005 was $3,535,000.  The note matures on May 5, 2006, is reviewed and renewable annually.  This note is secured by the general assets of the Company.

The Company’s WebSourced, Inc. division currently has a line of credit with Wachovia Bank.  This line of credit has a maximum of $500,000.  The interest rate is equal to 1-month LIBOR + 2.00% which was 5.69% as of September 30, 2005.  The balance, as of September 30, 2005, was zero.  The note matures on May 5, 2006 and is reviewed and renewable annually.  This note is secured by the general assets of Websourced, Inc.

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

On July 15, 2005, the Company acquired 100 percent of the voting common stock of Real Estate School Online, Inc. in exchange for $2.2 million in cash and 1,023,256 shares of the Company’s common stock valued at $2.2 million. Former shareholders of Real Estate School Online will also be entitled to a one-time cash payment of up to $500,000 if the pre-tax earnings of Real Estate School Online exceed specified targets during the first twelve full calendar quarters following the closing.  In addition, the Company issued to the former shareholders Real Estate School Online warrants to purchase an aggregate of 60,000 shares of Company common stock.  The earnout, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock.  The Company completed this transaction to enter into growing field of online education.

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

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets (Liabilities) Assumed	Goodwill and Purchased Intangibles	Deferred Tax Liabilities	Total Consideration
Market Smart Companies	855,516	6,439,941	(959,087)	6,336,370
PPI	(355,595)	5,293,290	(268,312)	4,669,384
Ozline	(15,694)	918,371	(114,439)	788,238
KowaBunga!	9,589	1,564,804	(287,573)	1,286,820
Smart Interactive	—	19,871	—	19,871
PrimaryAds	470,248	11,149,986	(1,289,050)	10,331,184
Real Estate School Online	80,492	4,908,445	(467,365)	4,521,572

The Company is in the process of valuing certain intangible assets related to these acquisitions and thus the allocation of the purchase price has not been completed.

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

	Maximum Future Cash Consideration	Maximum Future Stock Consideration	Maximum Earnout Consideration

Acquired Entity
WebCapades	$500,000	$—	$500,000
MarketSmart Companies	100,000	—	100,000
Ozline	200,000	—	200,000
PPI	450,000	—	450,000
KowaBunga!	2,250,000	2,700,000	4,950,000
PrimaryAds	3,000,000	13,000,000	16,000,000
Real Estate School Online	250,000	250,000	500,000
Totals	$6,750,000	$15,950,000	$22,700,000

In addition, the former shareholders of the above acquisitions were granted a total of 420,000 options which if and when vested will be charged to stock based compensation expense (see stock based compensation).

Pro Forma Financial Information (unaudited)

During the nine months ended September 30, 2005, the Company acquired the following businesses in transactions that were accounted for using the purchase method of accounting: (1) the MarketSmart Companies, (2) Personals Plus, Inc., (3) Ozona Online Networks, Inc., (4) Kowabunga! Marketing, Inc., (5) PrimaryAds, Inc., and (6) Real Estate School Online, Inc.  The following table summarizes the pro forma results of the Company’s operations for the nine months ended September 30, 2005 and 2004 as if the acquisitions had occurred on January 1, 2004, instead of their respective later acquisition dates:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	30,736,524	34,433,358	11,506,893	29,385.557
Net Income	1,136,163	2,577,318	1,097,500	3,891,180
Basic Earnings Per Share	0.03	0.08	0.05	0.11
Diluted Earnings Per Share	0.03	0.07	0.04	0.10

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	11,249,239	11,249,239	5,203,780	11,006,212
Net Income	516,823	516,823	703,055	1,873,483
Basic Earnings Per Share	0.02	0.02	0.03	0.05
Diluted Earnings Per Share	0.01	0.01	0.02	0.05

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. The Chief Executive Officer of each Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had six operating segments as of September 30, 2005: search engine enhancement; online dating; traditional advertising; affiliate marketing; online education; and software, systems development and hosting.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	2005		2004, as amended
	Amount	Percent	Amount	Percent
Search engine enhancement	$13,834,045	45.01	$10,770,630	93.60
Online Dating	5,635,709	18.34	736,263	6.40
Advertising	7,306,475	23.77	—	0.00
Software, Systems Development and Hosting	2,027,326	6.60	—	0.00
Affiliate Marketing	1,634,998	5.32	—	0.00
Online Education	496,190	1.61
Elimination	(198,219)	(0.65)	—	0.00
Total	$30,736,524	100.00	$11,506,893	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005	2004, as amended
Search engine enhancement	$455,311	$1,854,403
Online Dating	1,539,123	127,653
Advertising	465,286	0
Software, Systems Development and Hosting	(44,190)	0
Affiliate Marketing	754,589	0
Online Education	162,585	0
Other	(1,474,552)	(193,993)
Total	$1,858,152	$1,788,063

TOTAL ASSETS BY INDUSTRY SEGMENT

	2005		2004, as amended
	Amount	Percent	Amount	Percent
Search engine enhancement	$6,678,670	12.80	$5,307,875	32.69
Online Dating	14,723,964	28.22	9,119,384	56.18
Advertising	8,578,884	16.44	0	0.00
Software, Systems Development and Hosting	2,671,613	5.12	0	0.00
Affiliate Marketing	12,924,469	24.77
Online Education	5,068,838	9.72
Other	1,522,850	2.93	1,808,064	11.13
Total	$52,169,288	100.00	$16,235,323	100.00

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

Vintacom Letter of Intent

The Company has entered into a letter of intent to acquire privately held Vintacom Media Group, Inc., a Canadian corporation (“Vintacom”). Vintacom is a leading online dating company.

Morex Letter of Intent

The Company has entered into a letter of intent to acquire privately held Morex Marketing Group, LLC, a New York limited liability company (“Morex”) which owns the Internet website www.Babytobee.com. Through Babytobee.com, Morex has developed a model for direct marketing to expectant parents, primarily via the Internet

The Company’s WebSourced, Inc. subsidiary entered into a contract with Morex to provide Search Engine Enhancement services on June 6, 2005.

Web Diversity Letter of Intent

The Company has also entered into a letter of intent to acquire Web Diversity Limited, a United Kingdom company (“Web Diversity”).  Web Diversity is in the business of paid search management and organic search.

Letter of Intent to Acquire Crystal Reference Systems Limited

The Company has also entered into a letter of intent to acquire Crystal Reference Systems Limited, a United Kingdom company (“Crystal”). Crystal is an internet content and search technology company.

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

Change in Accounting

In the third quarter of 2005, we changed our method for recognizing revenues for our WebSourced, Inc. subsidiary relating to our Search Engine Enhancement services.  Effective with this change, retroactively applied to all periods that we performed such services, we recognize revenue on the straight line basis over the term of the contract.  In the third quarter of 2005, we changed our method for presenting revenues for our PrimaryAds, Inc. subsidiary.  Effective with this change, retroactively applied to all periods that we performed such services, we present revenue on a net basis.  In the third quarter of 2005, we changed the useful life of the Customer Relations intangible asset for our PrimaryAds, Inc. subsidiary from ten years to five years.  We have retroactively applied this change to all periods that we owned this intangible asset.

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

We have also entered into a Letter of Intent to acquire Web Diversity Limited, a United Kingdom company (“Web Diversity”).  Web Diversity is in the business of paid search management and organic search.

We have also entered into a letter of intent to acquire Crystal Reference Systems Limited, a United Kingdom company (“Crystal”). Crystal is an internet content and search technology company.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We evaluate estimates, including those related to bad debts, intangibles and income taxes, on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

•              We recognize revenues in accordance with the following principles with respect to our different business services:

•      Search Engine Enhancement Services.  We recognize revenues in the period that they are deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract.  On a going forward basis, beginning in October 2005, we started selling the services previously packaged as separate products in our Search Engine Enhancement business, and now meet the criteria of EITF 00-21: Revenue Arrangements with Multiple Deliverables.  As such, for revenue recognition going forward, each deliverable will be treated as a separate product or deliverable.  We will recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

•      Pay Per Click Management Fees.  We recognize revenue on pay per click management services in the month the services are performed.

•      Online Dating Segment.  We recognize income on monthly and multi-monthly subscription contracts on a straight line basis over the term of the contract.

Affiliate Marketing Segment.  We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB 104, we recognize revenue when the following criteria have been met:  persuasive evidence of an arrangement exists, the fees are fixed and determinable, we have no significant obligations that remain and collection of the related receivable is reasonably assured.  Revenue is recognized when the related services are performed, provided that no significant obligations of ours remain, the collection of the resulting receivable is reasonably assured and the fees are fixed and determinable.    Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any affiliate expenses are the responsibility of the Company’s advertising customer.

•      Software, Systems Development and Hosting Segment.  For the Kowabunga subsidiary we recognize revenue the month in which the software is utilized.  Customers are invoiced on the first of the month for the monthly services.  All overages for the month are billed at the end of the month and are included in our accounts receivable.  For the Ozline subsidiary we recognize revenue through a monthly hosting fee and additional usage fees as provided.

•      Advertising.  The Company is a full-service advertising agency offering primarily management services to manage the promotion of a customer’s marketing communication, which can include in-house creative and production services.  Management service is recognized through a monthly management fee.  In- house creative and production service revenue is recognized in the period in which the services are provided.

•              In connection with our Search Engine Enhancement services we enter into contracts with customers, and give those customers two payment options.  The customer can make one payment in advance of services, or installment over four, six or twelve month periods.

•      If payment is received when a contract is signed, we record the receipt of the payment along with an offsetting liability recorded as deferred revenue for the entire amount of the contract.  Each month, revenue is recognized straight line over the term of the contract by debiting deferred revenue and crediting revenue.

•      If a customer elects to pay in installments, the total amount of the contract is recorded as a debit to installment contracts receivable and a credit to deferred revenue.  We then debit accounts receivable when we send an invoice and credit installment contracts receivable.  Each month, revenue is recognized straight line over the term of the contract by debiting deferred revenue and crediting revenue.   For financial statement purposes, installment contracts receivable is netted with deferred revenue and the amount is listed under deferred revenue on our balance sheet.

•      Recently our Search Engine Enhancement segment has experienced significant collection issues despite our efforts to aggressively pursue delinquent accounts through collection agencies and legal avenues.  To counter these issues we have implemented a new payment structure in which we require clients to submit a down payment at the commencement of the contract and evenly distribute the remaining payments over the term of the contract.

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

On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff's views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005.  The Company does not expect adoption of this statement to have a material impact on its consolidated financial condition or results of operations.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Our total assets as of September 30, 2005 were approximately $52.3 million compared to approximately $32.4 million as of December 31, 2004.  This increase was attributable to many factors.  During the first nine months of 2005 we acquired MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. (collectively, the “MarketSmart Companies”), Personals Plus, Inc., Ozona Online Network, Inc., Kowabunga! Marketing, Inc., PrimaryAds, Inc. and Real Estate School Online, Inc.  As a result of these acquisitions, we acquired approximately $30.4 million in intangible assets and allocated approximately $20.8 million to goodwill during 2005.  Our accounts receivable increased approximately $3.6 million, from approximately $2.0 million on December 31, 2004 to $5.6 million of September 30, 2005.  A significant portion of this increase ($2.4 million) is attributable to internal growth and $1.2 million is attributable to acquisitions. Our cash and cash equivalents decreased from approximately $17.2 million on December 31, 2004 to $1.3 million on September 30, 2005.  The decrease was primarily the result of acquisitions utilizing $17.3 million in cash.

Our total liabilities as of September 30, 2005 were approximately $15.2 million compared to approximately $5.6 million as of December 31, 2004.  Total debt at September 30, 2005 was approximately $4.25 million, compared to $1.0 million on December 31, 2004.  The increase in debt was used to fund our acquisition of PrimaryAds and Real Estate School Online. Our accounts payable increased from approximately $700,000 on December 31, 2004 to approximately $2.6 million on September 30, 2005.  This increase was caused by internal growth of $1.8 million and acquisitions of $0.8 million.

 Shareholders’ Equity was approximately $37.0 million at September 30, 2005 compared to approximately $26.8 million at December 31, 2004.  This increase resulted primarily from our issuing an aggregate of 2,652,678 shares of our common stock in connection with our acquisitions and our generating approximately $1.1 million of net income during the nine months ended September 30, 2005.

Comparison of Operating Results for Nine Months ended September 30, 2005 and September 30, 2004

Sales for the nine months ended September 30, 2005 increased 167% to approximately $30.7 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment increased from approximately $10.8 million to approximately $13.8 million during this period.  This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.  Additionally, during 2004 and the first nine months of 2005, as a result of our acquisitions, we entered into the online dating, advertising, affiliate marketing, online education and software development and hosting segments.  Sales from these segments were approximately $17.0 million during the first nine months of 2005.  We did not begin entering these segments until the third quarter of 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the nine months ended September 30, 2005 were approximately $20.4 million (66% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $9.0 million (78% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.  As well, the Company has entered into business segments that traditionally have lower gross profit percentages including its advertising and web development segments.

General and administrative expenses were approximately $17.5 million (57% of sales) for the nine months ended September 30, 2005.  For the same period last year, the expenses totaled approximately $7.2 million (62% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the nine months ended September 30, 2005 was approximately $1.1 million compared to approximately $1.1 million for the nine months ended September 30, 2004.  Basic earnings per common share for the nine months ended September 30, 2005 were $0.03 and $0.05 for the nine months ended September 30, 2004.  Fully diluted earnings per share for nine months ended September 30, 2005 was $0.03 versus $0.04 for the nine months ended September 30, 2004.

Comparison of Operating Results for Three Months Ended September 30, 2005 and September 30, 2004

Sales for the quarter ended September 30, 2005 increased 116% to approximately $11.2 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment remained constant at $4.5 million during the two quarters. Additionally, during 2004 and the first quarter of 2005, as a result of our acquisitions, we entered into the online dating, advertising, affiliate marketing, online education and software development and hosting segments.  Sales from these segments were approximately $6.8 million during the third quarter of 2005.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the quarter ended September 30, 2005 were approximately $7.7 million (68% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $4.0 million (77% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.  As well, the Company has entered into business segments that traditionally have lower gross profit percentages including its advertising and web development segments.

General and administrative expenses were approximately $6.2 million (55% of sales) for the quarter ended September 30, 2005.  For the same period last year, the expenses totaled approximately $2.8 million (54% of sales).  We expect our general and administrative expenses to decrease as a percentage of sales we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the quarter ended September 30, 2005 was approximately $570,000 compared to approximately $700,000 for the quarter ended September 30, 2004.  Basic earnings per common share for the quarter ended September 30, 2005 were $0.02 versus $0.03 for the quarter ended September 30, 2004.  Fully diluted earnings per share for the quarter ended September 30, 2005 was $0.01 versus $0.02 for the quarter ended September 30, 2004.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2005 and December 31, 2004 were approximately $1.25 million and $17.2 million, respectively.  During the nine months ended September 30, 2005 we used cash primarily to fund acquisitions.

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $400,000 at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

On June 15, 2005, we signed a Commercial Loan Commitment Letter from Wachovia Bank, National Association that will permit us to borrow up to $15.0 million. Our existing line of credit with Wachovia Bank, which allows us to borrow up to $5.0 million, will be replaced by this new facility, and any amounts outstanding under the $5.0 million line of credit will be paid off with proceeds from the new facility.  The Commercial Loan Commitment Letter is subject to the negotiation and signing of definitive agreements and contemplates the following principal terms of the line of credit:

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

Cash Flows from Operating Activities

We provided, on a net basis, approximately $213,000 in cash from operating activities during the nine months ended September 30, 2005, as compared to generating approximately $1.95 million during the same period for the fiscal year ended December 31, 2004.  This decrease in cash from operating activities is primarily a result of a greater increase to our accounts receivable during the nine months ended September 30, 2005 as compared to during the nine months ended September 30, 2004, offset by an increase in our accounts payable during the same period.  Our accounts receivable increased from $2.0 million on December 31, 2004 to $5.5 million on September 30, 2005.  A significant portion of this increase $2.3 million is attributable to internal growth and $1.2 million of this increase is attributable to attributable to acquisitions.  Our accounts payable, accrued expenses, other current liabilities and deferred revenue increased from $3.5 million on December 31, 2004 to $6.7 million on September 30, 2005.  The increase of $3.2 million is attributable to internal growth of $1.1 million and acquisitions of $2.1 million.

Cash Flows from Investing Activities

We used, on a net basis, approximately $19.0 million cash in investing activities during the first nine months of 2005 as compared to using approximately $178,000 during the first nine months of 2004.  This increase was due primarily to our acquisitions during the first nine months of 2005, for which we used approximately $17.3 million cash.

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

Cash Flows from Financing Activities

We generated approximately $2.8 million cash in financing activities during the nine months ended September 30, 2005, as compared to generating approximately $1.2 million during the same period in 2004.  The primary source of cash generated from financing activities during the nine months ended September 30, 2005, was proceeds, totaling approximately $3.53 million, from our lines of credit with Wachovia Bank, which we used to fund our acquisitions of PrimaryAds and Real Estate School Online.  The primary use of cash from financing activities during the nine months ended September 30, 2005 was to repay principal on outstanding installment debt related to prior acquisitions.  During the nine months ended September 30, 2005 we repaid principal on this debt totaling $607,000.  The primary source of cash generated from financing activities during the nine months of 2004 was proceeds, totaling approximately $3.2 million, from the sale of common stock.  These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $2.2 million.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. The Chief Executive Officer of each of our subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  We had six operating segments as of September 30, 2005: search engine enhancement; online dating; traditional advertising; affiliate marketing; online education; and software, systems development and hosting.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that we own that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Search engine enhancement	$13,834,045	45.01	$10,770,630	93.60
Online Dating	5,635,709	18.34	736,263	6.40
Advertising	7,306,475	23.77	—	0.00
Software, Systems Development and Hosting	2,027,326	6.60	—	0.00
Affiliate Marketing	1,634,998	5.32	—	0.00
Online Education	496,190	1.61
Elimination	(198,219)	(0.65)	—	0.00
Total	$30,736,524	100.00	$11,506,893	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005	2004
Search engine enhancement	$455,311	$1,854,403
Online Dating	1,539,123	127,653
Advertising	465,286	0
Software, Systems Development and Hosting	(44,190)	0
Affiliate Marketing	754,589	0
Online Education	162,585	0
Other	(1,474,552)	(193,993)
Total	$1,858,152	$1,788,063

TOTAL ASSETS BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Search engine enhancement	$6,678,670	12.80	$5,307,875	32.69
Online Dating	14,723,964	28.22	9,119,384	56.18
Advertising	8,578,884	16.44	0	0.00
Software, Systems Development and Hosting	2,671,613	5.12	0	0.00
Affiliate Marketing	12,924,469	24.77
Online Education	5,068,838	9.72
Other	1,522,850	2.93	1,808,064	11.13
Total	$52,169,288	100.00	$16,235,323	100.00

Subsequent Events

Baby to be Letter of Intent

We have entered into a letter of intent to acquire privately held Morex Marketing Group, LLC, a New York limited liability company (“Morex”) which owns the Internet website www.Babytobee.com. Through Babytobee.com, Morex has developed a model for direct marketing to expectant parents, primarily via the Internet.

Web Diversity Letter of Intent

We have also entered into a letter of intent to acquire Web Diversity Limited, a United Kingdom company (“Web Diversity”).  Web Diversity is in the business of paid search management and organic search.

Crystal Reference Systems Limited Letter of Intent

We have also entered into a letter of intent to acquire Crystal Reference Systems Limited, a United Kingdom company (“Crystal”). Crystal is an internet content and search technology company.

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

Our future growth heavily depends on our key personnel, the loss of whom would materially adversely affect our business.  Our ability to grow depends on our ability to retain certain key personnel, including Gerard M. Jacobs, our chief executive officer.  We do not have an employment agreement with Mr. Jacobs and could be required to spend significant time, attention and money in finding his replacement should he no longer be employed by us.  There is no assurance we would be able to find similarly qualified replacements which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We may incur legal fees and expenses, and possibly losses, in regard to a construction project in St. Ann, Missouri. A subsidiary that we sold in 2002 is in the construction business.  Prior to selling this subsidiary, the subsidiary had begun work on a construction project in St. Ann, Missouri.  We have become aware that various disputes regarding the completion of certain work performed on this construction have occurred and are being negotiated among the parties. We may be required to pay amounts under an indemnity agreement we have with the surety for the St. Ann project, pursuant to which there is no limit on the amount for which we may have to indemnify the surety. We have entered into an agreement with a third person, pursuant to which this person has agreed to indemnify us for any losses and expenses we incur with respect to the indemnity agreement with the surety.  There is no assurance we will be able to recover any amounts that we be required to pay to the surety from this person. If we are required to pay amounts to the surety, and are unable to recover such amounts from the person who has agreed to indemnify us for such amounts, such an occurrence could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We have agreed, and may agree in the future, to pay additional amounts in connection with acquisitions.  As part of the agreements to acquire WebCapades, the MarketSmart Companies, Personals Plus, Ozline, KowaBunga!, PrimaryAds and RESO, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfy certain financial hurdles.  As of June 30, 2005, the cash portion of these potential contingent payments totaled $6.5 million.  We will likely also agree to contingent payout arrangements in connection with future acquisitions.  There is no assurance that we will have cash available to pay these amounts if these financial hurdles are satisfied.  Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, all of which may have a material adverse effect on our results of operations, financial condition, business prospects and the trading price of our common stock.

We have experienced significant debt collection issues and bad debt writeoffs in our search engine enhancement segment.  In connection with our search engine enhancement segment, our contracts have typically permitted our customers to pay us for services in equal monthly installments over the life of the contract. This payment structure has involved our search engine enhancement segment in significant debt collection issues during the past year, and has resulted in significant bad debt writeoffs. As described herein, we have made changes to the payment terms of the contracts for certain new clients.  There can be no assurance, however, that these changes will reduce our debt collection issues or bad debt writeoffs in the future.  Additionally, these changes may adversely affect our ability to enter into new contracts for search engine enhancement services.  All of these factors may have a material adverse effect on our results of operations, financial condition, business prospects and the trading price of our common stock.

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

Item 3.            Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report.  Based on the foregoing, it was determined that our internal controls over revenue recognition for certain of our contracts and presentation of revenue for our affiliate marketing segment were deficient.

The deficiencies in our internal controls related to improper recognition of revenue at our WebSourced subsidiary and improper presentation of revenue at PrimaryAds subsidiary.  The first deficiency at WebSourced related to our recognizing revenue using the proportional performance model using the pattern in which value is provided to the customer over the term of the contract.  As a result of this evaluation, we concluded that we did not have adequate objective criteria of the value of the services provided to the customer.  The second deficiency at WebSourced related to our belief that the collectibility of amounts recognized under certain contracts were reasonably assured.  As a result of this evaluation, we concluded that we did not have sufficient evidence to support the collectibility of the accellerated revenue stream recognized under these contracts.  At PrimaryAds, the deficiency resulted from a misapplication of the principles governing whether the revenues of PrimaryAds should be presented on a gross or net basis.

We have improved or are in the process of improving our internal controls in an effort to remediate these deficiencies, including establishing additional policies and procedures related to revenue recognition.  In addition, we anticipate that our audit committee will review a list of all critical accounting policies and estimates with supporting schedules for each acquisition.

Other than as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect out internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting.  These certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by the certifications.  The certifying officers have worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings.

On May 16, 2005, our PrimaryAds subsidiary filed a lawsuit against Direct Response Technologies, Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as PrimaryAds Inc. v. Direct Response Technologies, Inc., GD 05-11414.  Direct Response Technologies, Inc. (“DRT”) currently provides software Services to PrimaryAds and threatened to terminate these Services in breach of PrimaryAds’ agreement with DRT.  Additionally, DRT possesses and controls certain business information regarding PrimaryAds’ business.

PrimaryAds sought injunctive relief to maintain the status quo (i.e., continued access to the Services), as well as the return of its business information and data.  This lawsuit was settled at the end of June upon the following settlement terms in the form of a Consent Decree:

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

PrimaryAds has filed a motion asking the Court to require DRT to comply with the Consent Decree.

On May 27, 2005, we and our WebSourced, Inc. subsidiary filed a lawsuit against Jason Dowdell, a former employee of WebSourced, and his wife, Shannon Dowdell in the Circuit Court of the Eighteenth Judicial Circuit of the State of Florida, in and for Brevard County captioned WebSourced, Inc. and CGI Holding Corporation v. Jason Dowdell and Shannon Dowdell.  In the lawsuit, we alleged that Mr. Dowdell failed to perform his employment duties and other obligations under an Asset Purchase Agreement pursuant to which WebSourced purchased certain business assets from the Dowdells. We also alleged that Mr. Dowdell breached a Confidentiality, Inventions and Non-Competition Agreement between him and WebSourced.  In the lawsuit, we asserted claims for replevin of certain computer equipment and files Jason Dowdell failed to return to WebSourced following the termination of his employment.  We also sought a declaratory judgment regarding our right to cancel shares of our common stock issued to Mr. Dowdell as well as shares of our common stock and warrants to purchase shares of our common stock which Mr. Dowdell alleged he is entitled to under the Asset Purchase Agreement.  We also sought injunctive relief and damages with respect to the Dowdells’ breach of the Asset Purchase Agreement and Mr. Dowdell’s breach of the Confidentiality, Inventions and Non-Competition Agreement.  This lawsuit was settled on the following terms:

•      WebSourced agreed to allow Mr. Dowdell to keep the shares of stock that were promised to him in the Asset Purchase Agreement.

•      Mr. Dowdell agreed to the entry of a Permanent Injunction limiting his competitive activities until July 5, 2006.

•      The parties agreed to a mutual release of all claims.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us during the quarter ended September 30, 2005 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution.  We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case, we did not engage in general solicitation and advertising.  In each case where we relied upon exemptions contained in Section 4(2) of the Securities Act, the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

1.             On July 15, 2005, as part of our acquisition of Real Estate School Online, Inc., we issued to Perry Johannesburg, the sole shareholder of Real Estate School Online, an aggregate of 1,023,256 shares of common stock and warrants to purchase an aggregate of up to 60,000 shares of Company common stock.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

EXHIBIT NO.

3.1	Articles of Incorporation of CGI Holding Corporation, as amended as of February 26, 2004. (1)

3.2	Restated By-laws of CGI Holding Corporation. (4)

4.1	Form of Warrant to purchase common stock of CGI Holding Corporation for August 2004 offering. (2)

4.2	Form of Warrant to purchase common stock of CGI Holding Corporation for December 6, 2004 offering. (2)

4.3	Form of Registration Rights Agreement by and among CGI Holding Corporation and certain of its shareholders for December 6, 2004 offering. (2)

10.1	Agreement by and among the Company, RESO Merger Sub, Inc. (a wholly owned subsidiary of the Company), Real Estate School Online Inc. and Perry Johannesburg, dated July 14, 2005. (3)

10.2	Employment Agreement by and among Real Estate School Online Inc. and Perry Johannesburg, dated July 15, 2005. (3)

31.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

(3)      Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005 (SEC File No. 033-19980-D).

(4)      Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2005 (SEC File No. 31-19980-D)

*              Filed as part of this document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2005.

CGI HOLDING CORPORATION (Registrant)

By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs, Director, Chief Executive Officer, Treasurer and Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer