Form 10QSB/A
period 2004-03-31
CGI HOLDING CORP
filed 2005-12-30
CIK 829323

Form 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                   to

For Quarter Ended                                                                              Commission File Number 001-32442

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

Yes ☒   No ☐

Number of shares outstanding of the issuer’s common stock, as of May 3, 2004 was 22,587,639 shares.

Transitional Small Business Disclosure Format

Yes ☐      No ☒

CGI HOLDING CORPORATION AND SUBSIDIARIES

Table of Contents

EXPLANATORY NOTE
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
SIGNATURES

i

EXPLANATORY NOTE

On October 27, 2005, we concluded that we would need to amend and restate our previously issued unaudited consolidated financial statements and other financial information for the quarter ended March 31, 2004, as well as other periods.  The restatement results from a change to the manner in which we now believe we must recognize revenue generated by our search engine enhancement (SEE) business segment.   As previously disclosed, we recognized revenues from the SEE business segment in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model, revenue is recognized using the pattern in which value is provided to the customer over the term of the contract.  Subsequently based on comments we received from the Staff of the Securities and Exchange Commission, we determined that the manner in which we applied the proportional performance revenue recognition model: (1) did not adequately rely on objective evidence of the value of services performed, and (2) did not provide sufficient evidence to prove the collectibility of the accelerated revenue stream.  As a result, we have restated portions of our quarterly report on Form 10-QSB for the quarter ended March 31, 2004 by recognizing revenue for each deliverable under our SEE business segment on a straight-line basis over the term of the contract. We believe it is appropriate to use straight-line if there is not adequate objective evidence of the value of services performed.  Additionally, using straight-line allows us to more closely match cash receipts with revenue recognition.  As a result, collection of amounts recognized as revenue is reasonably assured.

This Form 10-QSB/A does not update any other information set forth in the original filing of our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.  This Form 10-QSB/A does not reflect any events or developments occurring subsequent to May 4, 2004.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET, as amended

MARCH 31, 2004

Assets
Current Assets
Cash and Cash Equivalents	$891,420
Accounts Receivable	600,499
Allowance for Doubtful Accounts	(47,128)
Notes Receivable — Related Party	350,075
Deferred Tax Asset	266,805
Other Current Assets	72,095
Total Current Assets	2,133,766
Property and Equipment, net	329,770
Other Assets
Deferred Tax Asset	2,099,146
Other Assets	71,250
Total Other Assets	2,170,396
Total Assets	$4,633,932

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$238,197
Deferred Revenue	1,321,781
Accrued Expenses and Other Current Liabilities	158,855
Total Current Liabilities	1,718,833

Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0
Common Stock, $.001 par value:
Authorized Shares — 100,000,000
Issued Shares — 25,120,223
Outstanding Shares — 22,620,223	25,120
Additional Paid in Capital	8,404,030
Accumulated Deficit	(4,974,051)
Treasury Stock	(540,000)
Total Shareholders’ Equity	2,915,099
Total Liabilities and Shareholders’ Equity	$4,633,932

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS, as amended

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Net Revenue	$2,740,023	$807,738
Cost of Revenue	564,868	210,961
Gross Profit	$2,175,155	$596,777

Selling, General and Administrative	2,045,432	762,115
Income (Loss) from Operations	$129,722	$(165,338)
Other Income (Expenses)		—
Interest Income	0	65
Interest Expense	(28,100)	(22,575)
Other Income(Expense)	87,905	—
Income (Loss) before Income Taxes	$189,527	$(187,848)
Provision for Income Taxes	73,195	—
Net Income (Loss)	$116,332	$(187,848)

Net Income (Loss) Per Share
Basic	$0.01	$(0.01)
Fully Diluted	$0.00	$(0.01)

Weighted Average Shares(Basic)	22,520,239	16,589,474
Weighted Average Shares(Fully Diluted)	26,886,223	16,922,808

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY, as amended

			Additional			Total
	Common Stock		Paid In	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at January 1, 2004	20,889,458	$23,389	$5,655,760	$(5,090,383)	$(540,000)	$48,766

Exercise of Stock Options, Net	12,015	12	(12)			—

Sale of Common Stock, Net	1,718,750	1,719	2,748,282			2,750,001

Net Profit, March 31, 2004				116,332		116,332

Balance at March 31, 2004	22,620,223	$25,120	$8,404,030	$(4,974,051)	$(540,000)	$2,915,099

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS, as amended

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Operating Activities
Net Income (Loss)	$116,332	$(187,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	5,371	4,724
Provision for Doubtful Accounts	9,945	13,414
Deferred Taxes	73,195	0
Loss on Deposit	25,000	0
Change in operating assets and liabilities:
Accounts Receivable	(149,426)	14,486
Prepaid Expenses and Other Assets	(57,643)	(32,499)
Accounts Payable	(179,232)	(92,487)
Deferred Revenue	184,271	142,702
Other Accrued Liabilities	74,357	96,869
Net cash provided by (used in) operating activities	102,170	(40,639)

Investing Activities
Purchases of property and equipment	(254,251)	0
Other Investing Activities	(6,205)	60,999
Net cash (used in) provided by investing activities	(260,456)	60,999

Financing Activities
Principal Payments Made	(2,152,143)	(32,158)
Proceeds from Notes Payable	140,000	50,000
Change in Line of Credit	0	(10,000)
Net Proceeds from Equity Transactions, Net	2,750,000	769
Net cash provided by financing activities	737,857	8,611
Net Cash Change	591,571	28,971
Cash Balance, January 1	311,849	68,945
Cash Balance, March 31	$891,420	$97,916

Supplemental Information
Interest Paid	$28,100	$22,575
Income Taxes Paid	$24,827	0

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

FOOTNOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are  adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes  thereto included in the Company’s Annual Report on Form 10-KSB for the year ended  December 31, 2004 which was originally filed March 31, 2005, and to be reissued concurrently herewith, including the Company’s amended 2003 consolidated financial statements, and reflecting the matters described under the following section “Correction of Error”.  In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Correction of Error

As disclosed by press release on November 1, 2005, the Company began a review of its accounting for revenue recognition for its search engine enhancement services at its Websourced, Inc. subsidiary.  This review was completed and the Company determined that the manner in which we applied the proportional performance revenue recognition model: (1) did not adequately rely on objective evidence of the value of services performed, and (2) did not have enough evidence to be reasonably assured of the collectibility of the accelerated revenue recognition provided for when utilizing the proportional performance model.

The cumulative effect as of January 1, 2004 of the correction of the error would have decreased retained earning as of that date by $1.3 million, net of tax.  The effect of the error was material to the year ended December 31, 2003 and respective quarters.

Quarter Ended March 31, 2004
	Previously Reported	As Amended
Revenue	$3,825,431	$2,740,023
Cost of Sales	1,460,526	564,868
Gross Profit	2,364,905	2,175,155
Selling, General and Administrative	1,465,241	2,045,432
Other Income (Expense)	59,805	59,805
Income Before Taxes	959,469	189,527
Income Tax Provision	320,778	73,195
Net Income	$638,691	$116,332

Earnings Per Share
Basic	$0.03	$0.01
Fully Diluted	$0.02	$0.00

Quarter Ended March 31, 2003
	Previously Reported	As Amended
Revenue	$1,185,361	$807,738
Cost of Sales	496,830	210,961
Gross Profit	688,531	596,777
Selling, General and Administrative	665,435	762,115
Other Income (Expense)	(22,510)	(22,510)
Income Before Taxes	586	(187,848)
Income Tax Provision	0	0
Net Income (Loss)	$586	$(187,848)

Earnings (Loss) Per Share
Basic	$0.00	$(0.01)
Fully Diluted	$0.00	$(0.01)

March 31, 2004
	As Reported	Adjustment	As Restated
Summarized Consolidated Balance Sheet
Total Current Assets	$7,678,982	$(5,545,216)	$2,133,766
Total Other Assets	762,468	1,737,698	2,500,166
Total Assets	$8,441,450	$(3,807,518)	$4,633,932

Total Current Liabilities	$3,716,651	$(1,997,818)	$1,718,833
Total Long-Term Liabilities	0	0
Shareholders’ Equity	4,724,799	(1,809,700)	2,915,099
Total Liabilities and Shareholders’ Equity	$8,441,450	$(3,807,518)	$4,633,932

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

Revenue Recognition

Websourced, Inc.

Revenue is recognized in the period that they are deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method.  The carrying value of property and equipment at March 31, 2004 was:

Furniture & Equipment	$372,763
Accumulated Depreciation	(42,993)
Net Property & Equipment	$329,770

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

	Quarter Ending March 31, 2004		Quarter Ending March 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,138,026	$0.23	690,519	$0.34
Granted	38,225	$2.36	432,433	0.44
Forfeited	0	N/A	0	N/A
Exercised	0	N/A	0	N/A
Outstanding at end of year	4,176,251	$0.33	1,122,952	$0.38

The weighted average grant date fair value of options granted during the first quarter of 2004 was $0.54.

The following table summarizes information about stock options outstanding at March 31, 2004.

Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average remaining contractual life	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	9.33	$0.13
$0.14 - $0.20	401,253	4.90	0.17
$0.21 - $0.50	491,089	3.23	0.31
$0.51 - $2.75	453,909	5.18	1.73
Total	4,176,251	7.74	$0.33

The following table summarizes the options exercisable on March 31, 2004.

Options Exercisable
Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	$0.13
$0.14 - $0.20	401253	$0.17
$0.21 - $0.50	408,227	$0.28
$0.51 - $2.75	202,488	$1.14
Total Options Exercisable at March 31, 2004	3,841,968	$0.20

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	March 31, 2004	December 31, 2003
Expected Life (in years)	3.00	2.90
Volatility	61.0%	61.00%
Risk Free Interest Rate	2.05%	3.33%
Dividend Yield	0.00%	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the quarter ended March 31, 2004 and March 31, 2003:

	Quarter Ending March 31, 2004	Quarter Ending March 31, 2003
Net Income (Loss), as reported	$116,332	$(187,848)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,183)	(1,999)
Pro forma net income (loss)	$112,149	$(185,949)
Earnings (Loss) per share, as reported:
Basic	$0.01	$(0.01)
Fully Diluted	$0.00	$(0.01)
Pro forma earnings (loss) per share:
Basic	$0.01	$(0.01)
Fully Diluted	$0.00	$(0.01)

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

Net Income (Loss) Per Share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Net income (loss) per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and fully diluted earnings per share:

	2004	2003
Denominator — Shares
Basic weighted-average shares	22,520,239	16,589,474
Effect of dilutive securities	4,365,984	333,334
Fully Diluted weighted-average shares	26,886,223	16,922,808

Item 2.                    Management Discussion and Analysis or Plan of Operation

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 15 and elsewhere in this quarterly report or in any amendment we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

                Our total assets as of March 31, 2004 were approximately $4.6 million compared to approximately $3.7 million as of December 31, 2003.  This is an increase of $900,000. The increase in total assets is mainly attributable to the increase in the Company’s cash position resulting from the sale of stock in the first quarter of 2004 and the purchase of additional equipment associated with the Company’s relocation in March 2004.

Our cash and cash equivalents increased from approximately $300,000 on December 31, 2003 to $900,000 on March 31, 2004.  The decrease was primarily the result of the sale of the Company’s common stock.

Our total liabilities as of March 31, 2004 were approximately $1.7 million compared to approximately $3.65 million as of December 31, 2003.  Total debt at March 31, 2004 was $0, compared to $2.0 million on December 31, 2003.  Our accounts payable decreased from approximately $420,000 on December 31, 2003 to approximately $240,000 on March 31, 2004.  This decrease was caused by the Company paying down its vendor balances utilizing the proceeds from the sale of its common stock.

 Shareholders’ Equity was approximately $2.9 million at March 31, 2004 compared to approximately $50,000 at December 31, 2003.  This increase resulted primarily from our issuing an aggregate of 1,718,750 shares of our common stock for a total of $2.75 million.

Comparison of Operating Results for Three Months ended March 31, 2004 and March 31, 2003

Sales for the three months ended March 31, 2004 increased 239% to approximately $2.75 million from the same period in the prior fiscal year.  This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.

The gross profits for the three months ended March 31, 2004 were approximately $2.2 million (79% of sales).  In contrast the gross profits for the equivalent period in 2003 were approximately $600,000 (74% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.

General and administrative expenses were approximately $2.05 million (75% of sales) for the three months ended March 31, 2004.  For the same period last year, the expenses totaled approximately $760,000 (94% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the three months ended March 31, 2004 was approximately $116,000 compared to approximately ($188,000) for the three months ended March 31, 2003.  Basic earnings per common share for the three months ended March 31, 2004 were $0.01 and ($0.01) for the three months ended March 31, 2003.  Fully diluted earnings per share for three months ended March 31, 2004 was $0.00 versus ($0.01) for the three months ended March 31, 2003.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2004 and December 31, 2003 were approximately $900,000 and $300,000, respectively.  During the three months ended March 31, 2004 we used cash primarily to pay off debt.

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $565,000 at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

Cash Flows from Operating Activities

We produced, on a net basis, approximately $100,000 in cash from operating activities during the three months ended March 31, 2004, as compared to using approximately $40,000 during the same period for the fiscal year ended December 31, 2003.  This increase in cash from operating activities is primarily a result of the profit generated.

Cash Flows from Investing Activities

We used, on a net basis, approximately $260,000 cash in investing activities during the first three months of 2004 as compared to generating approximately $61,000 during the first three months of 2003.  This decrease was due primarily to the addition of fixed assets relating to the relocation and expansion of our Websourced division.

We expect to continue our growth in 2004 by expanding our current operations and through acquisitions.  We expect that we will incur future capital expenditures relating to this growth.  If usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

Cash Flows from Financing Activities

We generated approximately $740,000 cash in financing activities during the three months ended March 31, 2004, as compared to generating approximately $9,000 during the same period in 2003.  The primary use of cash from financing activities during the three months ended March 31, 2004 was to repay principal on outstanding installment debt.  During the three months ended March 31, 2004 we repaid principal on this debt totaling $2.15 million.  The primary source of cash generated from financing activities during the three months of 2004 was proceeds, totaling approximately $2.8 million, from the sale of common stock.

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

                    We may be subject to litigation in regard to the activities of our former subsidiaries.  Our former subsidiaries were involved in a wide variety of activities, including general contracting, asbestos abatement, and demolition activities. These activities may result in litigation of some nature against us. We have previously been sued and have settled a lawsuit by paying $1,000,000 in regard to an indemnity agreement signed by us in connection with a construction project in O’Fallon, Missouri, the general contractor of which was originally one of our former subsidiaries.  We have signed an indemnity agreement in regard to performance and payment bonds issued by a surety covering a construction project in St. Ann, Missouri, the general contractor of which is one of our former subsidiaries.  Although our management does not currently anticipate litigation in regard to the St. Ann construction project, we cannot guarantee that litigation of some type will not occur.  In addition, during October 2003, we were threatened with a lawsuit by the St. Louis Construction Laborers Benefit Funds (the “Funds”). The Funds are attempting to collect employee fringe benefit contributions in regard to employees of Safe Environment Corporation of Missouri. We have denied having any obligation in regard to such employee fringe benefit contributions. The Funds have filed a lawsuit entitled Greater St. Louis Construction Laborers Welfare Fund, et al., Plaintiffs, v. Barry Ash, et al., Defendants, Case No. 4:02CV01180 ERW in the United States District Court for the Eastern District of Missouri.  One of the defendants in the lawsuit is John Giura, our Vice Chairman and Vice

President and our former President and Chief Executive Officer. It is our understanding that this lawsuit has been settled by John Giura, so we do not expect to be added to this lawsuit as an additional defendant. If we are added to this lawsuit as an additional defendant, we intend to vigorously defend the lawsuit. In light of this threatened litigation, we and John Giura have entered into an Indemnification Agreement dated October 22, 2003, pursuant to which John Giura has agreed to indemnify and hold harmless us in regard to any losses arising in connection with this lawsuit. Other litigation relating to our former subsidiaries is possible.

                    We have lost money historically.  We had net losses for the years ended December 31, 2002 and 2001. Our future operations may not be profitable.  If we are not profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations.

                    We are unlikely to collect all of the money owed to us by GMP, LLC. On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana (“SECO”) and our interest in Acadian Builders, LLC to GMP, LLC (“GMP”), a limited liability company of which John Giura, our Vice Chairman and Vice President, is a member.  In consideration for this sale: (1) GMP was obligated to pay us an aggregate of $175,000 by November 30, 2002, plus certain additional amounts (collectively, the “GMP Contract Payments”); and (2) GMP signed and delivered to us a promissory note for $470,000, which note was payable in the amount of $35,000 per quarter beginning on December 31, 2002 (the “GMP Note”). As security for the obligations of GMP to pay us the GMP Contract Payments and the GMP Note, GMP pledged to us all of the common stock of SECO.  Although GMP made partial payments to us on the GMP Contract Payments, GMP defaulted on the remaining GMP Contract Payments owed to us and on the entire GMP Note owed to us. On April 1, 2003 we entered into an agreement (the “GMP Note Restructuring Agreement”) with GMP, SECO and John Giura.  Pursuant to the GMP Note Restructuring Agreement, among other things: (1) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of $300,000 will be paid to us out of a certain escrow account established in regard to a SECO construction project located in St. Ann, Missouri (the “$300,000 From St. Ann Escrow Agreement”); (2) GMP and SECO agreed to use their best efforts to cause certain parties to sign agreements pursuant to which an aggregate of up to $200,000 will be paid to us in regard to a certain  housing  development  in St. Charles,   Missouri (the “$200,000 From St. Charles  Housing  Development Agreement”);  (3) GMP agreed that the remaining GMP Contract Payments would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003; and (4) we agreed that if GMP and SECO were to deliver the fully signed $300,000 From St. Ann Escrow  Agreement and the fully signed  $200,000 From St. Charles  Housing  Development  Agreements,  and if GMP were to  timely  make the remaining GMP Contract  Payments, and if GMP and John Giura were not in default of any of certain other  obligations to us, then the principal amount of the GMP Note to us  would  be  reduced  from  $470,000  down to  $337,495.09, of which $37,495.09 would be paid by GMP to us as soon as practicable but in any event no later than July 31, 2003. To date, the following events have occurred in regard to the GMP Note Restructuring Agreement: (1) On May 7, 2003, we received a fully signed $300,000 From St. Ann Escrow  Agreement;  (2) On May 5, 2003, we received all but one of the $200,000 From St. Charles Housing Development Agreements; (3) As of  March  31,  2004,  the  remaining  unpaid  GMP  Contract  Payments  equal $75,074.73; and (4) GMP has failed to make any payments on the GMP Note. We have become aware that GMP and SECO have had severe financial difficulties, including but not limited to restricted access to credit, liquidity problems in regard to non-collection of various receivables, delays in completion of certain projects, delays in the awarding of certain projects, and generally weak conditions within their industry.  It is the opinion of our management that GMP does not have the resources to pay all of the remaining unpaid GMP Contract Payments and the GMP Note.  Moreover, an  insolvency or bankruptcy of either GMP and/or SECO, or a delay or failure by SECO in the completion of the SECO construction project in St. Ann, Missouri, might significantly adversely affect our ability to collect the $300,000  payable to us under the $300,000  From St. Ann Escrow  Agreements, the $200,000 payable to us under the $200,000 From St. Charles Housing Development Agreements, the remaining unpaid GMP Contract Payments, or payments due from GMP to us under the GMP Note and, in addition, such an insolvency or bankruptcy could subject us to liability under an indemnity agreement which we signed in regard to the surety bonds issued in regard to the SECO construction project in St. Ann, Missouri.  We expect to attempt to negotiate a settlement with GMP regarding its payment obligations to us following the completion of the SECO construction project in St. Ann, Missouri, and the completion of all payments by John Giura in regard to his settlement of the lawsuit by the Funds discussed above.

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

                    The market price of our common stock is highly volatile. The market price of our common stock has been and is expected to continue to be highly volatile.  Many factors  beyond our control  —  including announcements of changes in search engine algorithms; technological innovations by other companies; government regulations; marketing, pricing or other actions by competitors;  emergence of new competitors; new products or procedures; concerns about our  financial position or operating  results; litigation; disputes relating to agreements, patents or proprietary rights; loss of key employees; and many other factors — may have a significant negative impact on the market price of our stock.  In addition, the potential dilutive effects of future sales of shares of common stock by stockholders and by us, and the exercise of outstanding warrants and options and subsequent sales of our common stock, could have a material adverse effect on the price of our common stock.

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

                    Our growth heavily depends on our key personnel, the loss of whom would materially adversely affect our business.  We believe that our success will depend on the continued employment of certain key personnel, including Gerard M. Jacobs, our President and Chief Executive Officer, and S. Patrick Martin, the President and Chief Executive Officer of our WebSourced, Inc. subsidiary. If one or more of our key management personnel were unable or unwilling to continue their present positions, such persons would be very difficult to replace and our business could be seriously harmed. In addition, we expect that we will find it necessary to offer such key personnel and the independent members of our Board of Directors compensation in the form of stock options and warrants.  In addition, if any of WebSourced, Inc.’s key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of ours.

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

                    A failure by us to meet client expectations could result in losses and negative publicity.  Any  failure to meet our clients’ expectations could result in: delayed or lost revenues due to adverse  client reactions; requirements to provide additional services to clients at  no charge; negative  publicity regarding our services, which could adversely affect our ability to attract or retain  clients; and claims for damages against us, regardless of our responsibility for such failure.  We cannot be sure that our contracts will protect us from liability for damages in the event we are sued.  Also, if we are sued, the legal fees involved in defending a lawsuit may exceed the amount of the claim in question.

                    Our success depends upon increased adoption of the Internet and the use of search engines as a means for commerce.  Our success depends heavily on the continued use and acceptance of the Internet and of search engines as a means for commerce.  The widespread acceptance and adoption of the Internet and search engines for conducting business is likely only in the event that the Internet and search engines provide businesses with greater efficiencies and improvements.  If commerce on the Internet and on search engines does not continue to grow, or grows more slowly than expected, our business would be seriously harmed.  Consumers and businesses may reject the Internet or search engines as a viable commercial medium or marketing tool for a number of reasons, including: taxes; potentially inadequate network infra structure;  difficulties or dissatisfaction with search engine algorithms; delays in the development of Internet and search engine enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols required to handle increased  levels of Internet and search engine activity; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information over the Internet; changes in, or insufficient availability of, telecommunications services to support the Internet and search  engines; problems associated with computer hackers and viruses;  decreased use of search engines; increased popularity of alternative Internet marketing techniques and strategies; and failure of companies to meet their customers’ expectations in delivering goods and services over  the Internet.

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

                    A significant portion of our stock is owned by insiders.  Our current Directors and officers and those of our subsidiary WebSourced, Inc., as a group, together with their affiliates, beneficially own a significant percentage of our outstanding shares of common stock.  Accordingly, these stockholders will have substantial influence over our policies and management.  Voting control over a significant portion of these stockholders’ shares has been transferred, pursuant to irrevocable proxies, to Gerard M. Jacobs, our President and Chief Executive Officer.

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

                    Nevada laws may discourage investor purchases of, or mergers or other transactions involving, our stock. Certain Nevada laws limit the circumstances under which a person or entity may acquire a controlling interest in the stock of  a Nevada corporation or may cause a merger,  consolidation or other “combination” to occur involving a Nevada corporation. These laws may discourage companies or persons interested in acquiring a significant interest in or control of our company, or delay or make such an acquisition or transaction more difficult or expensive to consummate, regardless of whether such an acquisition or transaction may be in the interest of a our stockholders.

Item 3.                    Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report.  This evaluation was subsequently modified due to the identification of items described below.  Based on and as of the date of the foregoing evaluation as modified, we determined that our internal controls over revenue recognition for certain of our contracts at our search engine enhancement segment were deficient, and constituted a material weakness, and therefore our disclosure controls and procedures were not effective as of March 31, 2004.

The deficiencies in our internal controls resulted in improper recognition of revenue at our WebSourced subsidiary.  The first deficiency at WebSourced was the lack of adequate objective criteria of the value of services provided to customers to support use of the proportional performance model using the pattern in which value is provided to the customer over the term of the contract to recognize revenue generated by WebSourced.  The second deficiency at WebSourced related to the lack of sufficient evidence to support the collectibility of amounts recognized under certain contracts on an accelerated basis.

During the fourth quarter of 2005, we began a process to improve upon our internal controls in an effort to remediate these deficiencies, in part by establishing additional policies and procedures related to revenue recognition.  Management is implementing compensating controls and procedures, principally manual checks and additional levels of review as it relates to revenue recognition.  In addition, our WebSourced subsidiary now performs a credit check at the time it enters into a contract with a client to determine the appropriate payment terms for the client, which provides an objective basis for our belief that the collectibility of amounts recognized as revenue associated with the client is reasonably assured.  Additionally, management has directed our internal audit staff, which reports directly to our audit committee and is not involved in the preparation of our financial statements, to focus on evaluating and documenting our disclosure controls and procedures over financial reporting including revenue recognition.  Further, on a going forward basis, our audit committee will review a list of all critical accounting policies and estimates with supporting schedules for each pending acquisition prior to closing.  Management has approved and intends to hire additional internal audit staff.  To date, we have incurred expenses of approximately $25,000 to remediate these deficiencies in our internal controls.  These expenses include the costs of the credit checks and a pro rata portion of the time incurred by our internal audit staff to improve our disclosure controls and procedures over financial reporting.  In 2006, we expect these expenses to be approximately $35,000.  We anticipate that the material weakness in our disclosure controls and procedures caused by the deficiencies set forth above will be fully remediated during the first quarter of 2006 and prior to the filing of our annual report for the year ended December 31, 2005.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-QSB/A include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting.  These certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by the certifications.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings.

                The Company and its WebSourced subsidiary are plaintiffs in a lawsuit entitled CGI Holding Corporation and WebSourced, Inc., Plaintiffs, v. Global Payments, Inc., Defendant, Case No. 03A10759-5, in the State Court of DeKalb County, Georgia. The Defendant has answered the Company’s and WebSourced, Inc.’s Complaint, and has denied any liability, Discovery is currently in progress.  Reference is hereby made to the Company’s Form 8-K filed on September 2, 2003. The lawsuit was filed in August, 2003. The Company cannot guarantee the outcome of this litigation.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us during the quarter ended March 31, 2004 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution.  We relied upon, exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case, the company did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

(1)  On January 20, 2004, the Company issued to the Roberti Jacobs Family Trust a Warrant to purchase 40,000 shares of the Company’s common stock at a price a $0.50 per share, in conjunction with a borrowing by the Company from that Trust.

(2) On February 24, 2004, the Company issued 12,015 shares of common stock to Joseph H. Hale as part of a cashless exercise of an option.

(3) On February 25, 2004, the Company issued to Paul W. Doll a Warrant to purchase 12,000 shares of the Company’s common stock at a price of $1.00 per share, in conjunction with a borrowing by the Company from Paul W. Doll.

(4) On March 3, 2004, the Company issued to two employees of its WebSourced, Inc. subsidiary Warrants to purchase a total of 12,000 shares of the Company’s common stock at a price of $1.51 per share.

(5) On March 9, 2004, the Company completed a private placement of 1,718,750 unregistered shares of the Company’s common stock to a group of investors at a price of $1.60 per share, thereby raising a total of $2.75 million for the Company.

(6) On March 15, 2004, the Company issued to twenty-three employees of its WebSourced, Inc. subsidiary Warrants to purchase a total of 27,000 shares of the Company’s common stock at a price of $2.75 per share.

(7) As of May 3, 2004, the Company has 25,087,639 shares of its common stock issued and  22,587,639 outstanding, and the Company has issued options and warrants to purchase a total of 6,693,217 shares of the Company’s common stock at exercise prices ranging from $0.001 to $2.75 per share.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

EXHIBIT NO.

31.1              Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2              Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1              Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2              Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*              Filed as part of this document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 29th day of December, 2005.

CGI HOLDING CORPORATION (Registrant)

By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs, Director, Chief Executive Officer, Treasurer and Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer