Form 10QSB/A
period 2004-06-30
CGI HOLDING CORP
filed 2005-12-30
CIK 829323

Form 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            June 30, 2004

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

Yes  ☒    No ☐

Number of shares outstanding of the issuer’s common stock, as of July 23, 2004 was 22,991,186 shares.

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
SIGNATURES

i

EXPLANATORY NOTE

On October 27, 2005, we concluded that we would need to amend and restate our previously issued unaudited consolidated financial statements and other financial information for the quarter ended June 30, 2004, as well as other periods.  The restatement results from a change to the manner in which we now believe we must recognize revenue generated by our search engine enhancement (SEE) business segment.   As previously disclosed, we recognized revenues from the SEE business segment in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model, revenue is recognized using the pattern in which value is provided to the customer over the term of the contract.  Subsequently based on comments we received from the Staff of the Securities and Exchange Commission, we determined that the manner in which we applied the proportional performance revenue recognition model: (1) did not adequately rely on objective evidence of the value of services performed, and (2) did not provide sufficient evidence to prove the collectibility of the accelerated revenue stream.  As a result, we have restated portions of our quarterly report on Form 10-QSB for the quarter ended June 30, 2004 by recognizing revenue for each deliverable under our SEE business segment on a straight-line basis over the term of the contract. We believe it is appropriate to use straight-line if there is not adequate objective evidence of the value of services performed.  Additionally, using straight-line allows us to more closely match cash receipts with revenue recognition.  As a result, collection of amounts recognized as revenue is reasonably assured.

This Form 10-QSB/A does not update any other information set forth in the original filing of our Quarterly Report on Form 10-QSB for the period ended June 30, 2004. This Form 10-QSB/A does not reflect any events or developments occurring subsequent to July 23, 2004.

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET, As amended

JUNE 30, 2004

Assets
Current Assets
Cash and Cash Equivalents	$1,269,539
Accounts Receivable	980,489
Allowance for Doubtful Accounts	(56,759)
Notes Receivable – Related Party	325,075
Deferred Tax Asset	403,200
Other Current Assets	188,610
Total Current Assets	3,110,153
Property and Equipment, net	538,363
Other Assets
Deferred Tax Asset	1,848,691
Goodwill	175,000
Intangible Assets	87,500
Other Assets	44,250
Total Other Assets	2,155,441
Total Assets	$5,803,957

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$29,471
Deferred Revenue	1,482,319
Accrued Expenses and Other Current Liabilities	712,291
Total Current Liabilities	2,224,081

Long-Term Liabilities	81,038
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares – 5,000,000 – none issued or outstanding	—
Common Stock, $.001 par value:
Authorized Shares – 100,000,000
Issued Shares –25,490,936
Outstanding Shares – 22,990,936	25,490
Additional Paid in Capital	8,709,287
Accumulated Deficit	(4,695,938)
Treasury Stock	(540,000)
Total Shareholders’ Equity	3,498,838
Total Liabilities and Shareholders’ Equity	$5,803,957

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF INCOME, as amended

SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended		Three Months Ended
	2004	2003	2004	2003
Net Revenue	$6,303,113	1,904,518	3,563,090	1,096,780
Cost of Revenue	1,343,137	395,656	778,269	184,695
Gross Profit	4,959,976	1,508,862	2,784,821	912,085
Operating Expenses
Selling, General and Administrative	4,364,406	1,827,474	2,318,974	1,065,359
Amortization of Purchased Intangibles	—		—
Income (Loss) from Operations	595,570	(318,612)	465,847	(153,274)
Other Income (Expenses)
Interest Income	256	6,224	256	6,159
Interest Expense	(28,100)	(38,322)	—	(15,748)
Other Income(Expense)	62,905		(25,000)
Income (Loss) before Income Taxes	630,631	(350,711)	441,102	(162,863)
Provision for Income Taxes	236,186		162,991
Net Income (Loss)	$394,445	$(350,711)	$278,111	$(162,863)

Net Income (Loss) Per Share
Basic	$0.02	$(0.02)	$0.01	$(0.01)
Fully Diluted	$0.01	$(0.02)	$0.01	$(0.01)

Weighted Average Shares(Basic)	22,037,010	17,092,236	22,764,287	17,589,474
Weighted Average Shares(Fully Diluted)	27,659,103	17,471,631	28,386,380	17,968,869

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHODLERS’ EQUITY, As amended

	Shares	Amount	Paid In Capital	Deficit	Treasury Stock	Shareholders’ Equity

Balance at January 1, 2004	20,889,458	$23,389	$5,655,760	$(5,090,383)	$(540,000)	$48,766

Exercise of Stock Options, Net	282,728	282	42,845			43,127

Purchase Transactions, Net	1,818,750	1,819	3,010,682			3,012,501

Net Profit, June 30, 2004				394,445		394,445

Balance at June 30, 2004	22,990,936	$25,490	$8,709,287	$(4,695,938)	$(540,000)	$3,498,838

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS, As Amended

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003

Operating Activities
Net Income (Loss)	$394,445	(350,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	37,885	9,572
Provision for Doubtful Accounts	247,641	176,949
Deferred Taxes	187,255	—
Loss on Deposit	50,000	—
Change in operating assets and liabilities:
Accounts Receivable	(757,481)	(159,614)
Prepaid Expenses and Other Assets	(147,158)	11,000
Accounts Payable	(387,958)	(139,975)
Deferred Revenue	344,809	306,109
Other Accrued Liabilities	708,830	190,708
Net cash provided by operating activities	678,268	44,038

Investing Activities
Purchases of property and equipment	(495,358)	(3,475)
Other Investing Activities	(6,205)	(11,051)
Net cash used in investing activities	(501,563)	(14,526)

Financing Activities
Principal Payments Made	(2,152,143)	(138,963)
Proceeds from Notes Payable	140,000	24,515
Net proceeds from issuance of common stock	2,793,127	100,769
Net cash provided by (used in)financing activities	780,984	(13,679)
Net Cash Change	957,690	15,832
Cash Balance, January 1	311,849	68,945
Cash Balance, June 30	$1,269,539	$84,777

Supplemental Information
Interest Paid	$28,100	$38,322
Income Taxes Paid	$24,827	—

Non Cash Investing and Financing Activities

On June 4, 2004, the Company entered into an asset purchase agreement in which it issued 100,000 shares of the Company’s common stock valued at $262,500.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

FOOTNOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 which was originally filed June 23, 2005, to be reissued concurrently with this filing, including the Company’s amended 2003 consolidated financial statements, and reflecting the matters described under the following section “Correction of Error”. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

2004

	Previously Reported		As Amended
	Six Months	Three Months	Six Months	Three Months
	Ended June 30, 2004		Ended June 30, 2004
Revenue	$8,399,436	$4,574,005	$6,303,113	$3,563,090
Cost of Sales	3,524,562	2,064,037	1,343,137	778,269
Gross Profit	4,874,874	2,509,968	4,959,976	2,784,821
Selling, General and Administrative	2,776,853	1,311,613	4,364,406	2,318,974
Other Income(Expense)	35,061	(24,744)	35,061	(24,744)
Income Before Taxes	2,133,082	1,173,611	630,631	441,102
Income Tax Provision	707,611	386,833	236,186	162,991
Net Income	$1,425,471	$786,778	$394,445	$278,111

Earnings Per Share
Basic	$0.05	$0.03	$0.02	$0.01
Fully Diluted	$0.04	$0.03	$0.01	$0.01

2003

	Previously Reported		As Amended
	Six Months	Three Months	Six Months	Three Months
	Ended June 30, 2003		Ended June 30, 2003
Revenue	$2,320,398	$1,135,037	$1,904,518	$1,096,780
Cost of Sales	1,173,995	677,165	395,656	184,695
Gross Profit	1,146,403	457,872	1,508,862	912,085
Selling, General and Administrative	1,092,607	427,172	1,827,474	1,065,359
Other Income (Expense)	(32,098)	(9,588)	(32,098)	(9,589)
Income Before Taxes	21,698	21,112	(350,711)	(162,863)
Income Tax Provision	—	—	—	—
Net Income (Loss)	$21,698	$21,112	$(350,711)	$(162,863)

(Loss) Per Share
Basic	$0.00	$0.00	$(0.02)	$(0.01)
Fully Diluted	$0.00	$0.00	$(0.02)	$(0.01)

June 30, 2004

	As Reported	Adjustment	As Restated
Summarized Consolidated Balance Sheet
Total Current Assets	$8,784,909	$(5,674,756)	$3,110,153
Total Other Assets	1,712,824	980,980	2,693,804
Total Assets	$10,497,733	$(4,693,776)	$5,803,957

Total Current Liabilities	$4,680,528	$(2,456,447)	$2,224,081
Total Long-Term Liabilities	0	81,038	81,038
Shareholders’ Equity	5,817,205	(2,318,367)	3,498,838
Total Liabilities and Shareholders’ Equity	$10,497,733	$(4,693,776)	$5,803,957

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method.  The carrying value of property and equipment at June 30, 2004 was:

Furniture & Fixtures	$173,755
Equipment	278,730
Software	161,385
Subtotal	$613,870
Accumulated Depreciation	75,507
Net Property & Equipment	$538,363

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

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,138,026	$0.23	690,519	$0.34
Granted	58,225	2.86	432,433	0.45
Forfeited	0	N/A	0	N/A
Exercised	(15,400)	0.73	0	N/A
Outstanding at end of year	4,180,851	$0.39	1,122,952	$0.38

The weighted average grant date fair value of options granted during the second quarter of 2004 was $0.65.

The following table summarizes information about stock options outstanding at June 30, 2004.

Options Outstanding

Range of Exercise Prices	Options Outstanding	Weighted Average remaining contractual life	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	9.08	$0.13
$0.14 - $0.20	400,853	4.65	$0.17
$0.21 - $0.50	491,089	2.98	$0.31
$0.51 - $3.80	458,909	5.00	$2.30
Total	4,180,851	7.49	$.39

The following table summarizes the options exercisable on June 30, 2004.

Options Exercisable

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	$0.13
$0.14 - $0.20	400,853	0.17
$0.21 - $0.50	408,227	0.28
$0.51 - $3.80	187,488	1.17
Total Options Exercisable at June 30, 2004	3,826,568	$0.20

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	June 30, 2004	December 31, 2003
Expected Life(in years)	3.40	2.90
Volatility	61.0%	61.00%
Risk Free Interest Rate	2.48%	3.33%
Dividend Yield	0.00%	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the three and six months ended June 30, 2004 and June 30, 2003:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2004		June 30, 2003
Net Income (Loss), as reported	$278,111	$394,445	$(162,863)	$(350,711)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,387)	(9,570)	(2,959)	(4,958)
Pro forma net income (loss)	$272,724	$384,875	$(165,822)	$(355,669)
Earnings (loss) per share, as reported:
Basic	$0.01	$0.02	$(0.01)	$(0.02)
Fully Diluted	$0.01	$0.01	$(0.01)	$(0.02)
Pro forma earnings (loss) per share:
Basic	$0.01	$0.02	$(0.01)	$(0.02)
Fully Diluted	$0.01	$0.01	$(0.01)	$(0.02)

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

The following reconciles the denominators of basic and fully diluted earnings per share:

	Three months	Six Months	Three Months	Six Months
	Ended June 30, 2004		Ended June 30, 2003

Denominator – Shares
Basic weighted-average shares	22,764,287	22,037,010	17,589,474	17,092,236
Effect of dilutive securities	5,622,093	5,622,093	379,395	379,395
Fully Diluted weighted-average shares	28,386,380	27,659,103	17,968,869	17,471,631

Intangible Assets and Goodwill

The following is a schedule of the Company’s intangible assets, by segment, as of June 30, 2004:

Search Engine Optimization

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 Years	$87,500	$0	$87,500
Goodwill		175,000	0	175,000
Totals		$262,500	$0	$262,500

The Company’s amortization expense over the next five years is as follows:

2004	$17,500
2005	35,000
2006	35,000
2007	35,000
2008	35,000
Thereafter	17,500
Total	$87,500

Long Term Liabilities

The long term liabilities consisted of the following as of June 30, 2004:

Deferred Rent	$81,038

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments.  The Company had one operating segment at June 30, 2004, search engine enhancement.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	Six Months Ended June 30
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$6,303,113	100.00	$1,904,518	100.00
Total	$6,303,113	100.00	$1,904,518	100.00

NET SALES BY INDUSTRY SEGMENT

	Three Months Ended June 30
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$3,563,090	100.00	$1,096,780	100.00
Total	$3,563,090	100.00	$1,096,780	100.00

PRE TAX PROFIT (LOSS) FROM CONTINUING OPERATIONS

	Six Months Ended June 30
	2004	2003
Search engine enhancement	$780,712	$(258,768)
Other	(150,081)	(91,943)
Total	$630,631	$(350,711)

PRE TAX PROFIT (LOSS) FROM CONTINUING OPERATIONS

	Three Months Ended June 30
	2004	2003
Search engine enhancement	$517,000	$(127,738)
Other	(75,898)	(35,125)
Total	$441,102	$(162,863)

TOTAL ASSETS BY INDUSTRY SEGMENT

	Amount	Percent
Search engine enhancement	$3,747,058	64.56
Other	2,056,899	35.54
Total	$5,803,957	100.00

Item 2.                                                           Management Discussion and Analysis or Plan of Operation

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 19 and elsewhere in this quarterly report or in any amendment we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Our total assets as of June 30, 2004 were approximately $5.8 million compared to approximately $3.7 million as of December 31, 2003.  This increase was attributable to many factors.  During the first six months of 2004 our accounts receivable increased approximately $500,000, from approximately $450,000 on December 31, 2003 to $980,000 of June 30, 2004. Our cash and cash equivalents increased from approximately $300,000 on December 31, 2003 to $1.3 million on June 30, 2004.  The increase in total cash is resulted from the sale of stock in the first six months of 2004 and the Company generating positive cash flow from operations during this time period.  Also, the Company invested approximately $500,000 in additional equipment associated with the Company’s relocation and expansion in March 2004.

Our total liabilities as of June 30, 2004 were approximately $2.3 million compared to approximately $3.65 million as of December 31, 2003.  Total debt at June 30, 2004 was $0, compared to $2.0 million on December 31, 2003.  Our accounts payable decreased from approximately $420,000 on December 31, 2003 to approximately $30,000 on June 30, 2004.  This decrease was caused by the Company paying down its vendor balances utilizing the proceeds from the sale of its common stock and its positive cash flow from operations.

Shareholders’ Equity was approximately $3.5 million at June 30, 2004 compared to approximately $50,000 at December 31, 2003.  This increase resulted primarily from our issuing an aggregate of 2,101,478 shares of our common stock for a total of $3.05 million and generating a net profit of approximately $400,000.

Comparison of Operating Results for Six Months ended June 30, 2004 and June 30, 2003

Sales for the six months ended June 30, 2004 increased 231% to approximately $6.3 million from the same period in the prior fiscal year.  This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.

The gross profits for the six months ended June 30, 2004 were approximately $5.0 million (79% of sales).  In contrast the gross profits for the equivalent period in 2003 were approximately $1.5 million (79% of sales).

General and administrative expenses were approximately $4.4 million (69% of sales) for the six months ended June 30, 2004.  For the same period last year, the expenses totaled approximately $1.8 million (96% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the six months ended June 30, 2004 was approximately $400,000 compared to a net loss of approximately $350,000 for the six months ended June 30, 2003.  Basic earnings per common share for the six months ended June 30, 2004 were $0.02 and ($0.02) for the six months ended June 30, 2003.  Fully diluted earnings per share for six months ended June 30, 2004 was $0.01 versus ($0.02) for the six months ended June 30, 2003.

Comparison of Operating Results for Three Months Ended June 30, 2004 and June 30, 2003

Sales for the quarter ended June 30, 2004 increased 225% to approximately $3.6 million from the same period in the prior fiscal year.

The gross profits for the quarter ended June 30, 2004 were approximately $2.8 million (78% of sales).  In contrast the gross profits for the equivalent period in 2003 were approximately $900,000 (83% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.

General and administrative expenses were approximately $2.3 million (65% of sales) for the quarter ended June 30, 2004.  For the same period last year, the expenses totaled approximately $1.1 million (97% of sales).  We expect our general and administrative expenses to decrease as a percentage of sales as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the quarter ended June 30, 2004 was approximately $280,000 compared to a net loss of approximately $160,000 for the quarter ended June 30, 2003.  Basic earnings per common share for the quarter ended June 30, 2004 were $0.01 versus ($0.01) for the quarter ended June 30, 2003.  Fully diluted earnings per share for the quarter ended June 30, 2004 was $0.01 versus ($0.01) for the quarter ended June 30, 2003.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2004 and December 31, 2004 were approximately $1.3 million and $300,000, respectively.  The increase in total cash is resulted from the sale of stock in the first six months of 2004 and the Company generating positive cash flow from operations during this time period.

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $650,000 at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

Cash Flows from Operating Activities

We produced, on a net basis, approximately $675,000 in cash from operating activities during the six months ended June 30, 2004, as compared to generating approximately $44,000 during the same period for the fiscal year ended December 31, 2003.  This increase in cash from operating activities is primarily a result of the profit generated.

Cash Flows from Investing Activities

We used, on a net basis, approximately $500,000 cash in investing activities during the first six months of 2004 as compared to using approximately $15,000 during the first six months of 2003.  This decrease was due primarily to the addition of fixed assets relating to the relocation and expansion of our Websourced division.

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

Cash Flows from Financing Activities

We generated approximately $780,000 cash in financing activities during the six months ended June 30, 2004, as compared to utilizing approximately $14,000 during the same period in 2003.  The primary source of cash generated from financing activities during the six months ended June 30, 2004, was proceeds, totaling approximately $2.8 million, from the sale of our common stock.  The primary use of cash from financing activities during the six months ended June 30, 2004 was to repay principal on outstanding installment debt.  During the six months ended June 30, 2004 we repaid principal on this debt totaling $2.15 million.  The primary source of cash generated from financing activities during the six months of 2003 was proceeds, totaling approximately $100,000, from the sale of common stock.  These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $140,000.

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments.  The Company had one operating segment at June 30, 2004, search engine enhancement.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	Six Months Ended June 30
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$6,303,113	100.00	$1,904,518	100.00
Total	$6,303,113	100.00	$1,904,518	100.00

NET SALES BY INDUSTRY SEGMENT

	Three Months Ended June 30
	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$3,563,090	100.00	$1,096,780	100.00
Total	$3,563,090	100.00	$1,096,780	100.00

PRE TAX PROFIT (LOSS) FROM CONTINUING OPERATIONS

	Six Months Ended June 30
	2004	2003
Search engine enhancement	$780,712	$(258,768)
Other	(150,081)	(91,943)
Total	$630,631	$(350,711)

PRE TAX PROFIT (LOSS) FROM CONTINUING OPERATIONS

	Three Months Ended June 30
	2004	2003
Search engine enhancement	$517,000	$(127,738)
Other	(75,898)	(35,125)
Total	$441,102	$(162,863)

TOTAL ASSETS BY INDUSTRY SEGMENT

	Amount	Percent
Search engine enhancement	$3,747,058	64.56
Other	2,056,899	35.54
Total	$5,803,957	100.00

Subsequent Events

The Company has enterd into a letter of intent to acquire privately-held WebCapades, Inc. WebCapades is in the online dating business.

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

Item 3.                                                           Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report.  This evaluation was subsequently modified due to the identification of items described below.  Based on and as of the date of the foregoing evaluation as modified, we determined that our internal controls over revenue recognition for certain of our contracts at our search engine enhancement segment were deficient, and constituted a material weakness, and therefore our disclosure controls and procedures were not effective as of June 30, 2004.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us during the quarter ended June 30, 2004 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.

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

(1) On April 7, 2004, the Company issued 400 shares of common stock to Clayton Sinclair as part of an exercise of an option.

(2) On April 14, 2004, the Company issued 50,000 shares of common stock to Infopoint, Inc. as part of an exercise of an option.

(3) On April 20, 2004, the Company issued 15,000 shares of common stock to Thomas M. Roeder as part of an exercise of an option.

(4) On April 20, 2004, the Company issued 2,000 shares of common stock to Management Systems as part of an exercise of an option.

(5) On May 25, 2004, the Company issued 3,313 shares of common stock to Kristin Albright as part of an exercise of an option.

(6) On June 3, 2004, the Company issued 200,000 shares of common stock to Carol Schmidt as part of an exercise of an option.

(7) On June 4, 2004, the Company issued 100,000 shares of common stock to Jason Dowdell as part of an asset purchase agreement.

(8) As of July 23, 2004, the Company has 25,491,186 shares of its common stock issued and 22,991,186  outstanding, and the Company has issued options and warrants to purchase a total of 6,509,654 shares of the Company’s common stock at exercise prices ranging from $0.001 to $3.80 per share.

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