Form 10QSB/A
period 2004-09-30
CGI HOLDING CORP
filed 2005-12-30
CIK 829323

Form 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒   No  ☐

Number of shares outstanding of the issuer’s common stock, as of November 8, 2004 was 27,100,761 shares.

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
SIGNATURES

i

EXPLANATORY NOTE

On October 27, 2005, we concluded that we would need to amend and restate our previously issued unaudited consolidated financial statements and other financial information for the quarter ended September 30, 2004, as well as other periods.  The restatement results from a change to the manner in which we now believe we must recognize revenue generated by our search engine enhancement (SEE) business segment.  As previously disclosed, we recognized revenues from the SEE business segment in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model, revenue is recognized using the pattern in which value is provided to the customer over the term of the contract.  Subsequently based on comments we received from the Staff of the Securities and Exchange Commission, we determined that the manner in which we applied the proportional performance revenue recognition model: (1) did not adequately rely on objective evidence of the value of services performed, and (2) did not provide sufficient evidence to prove the collectibility of the accelerated revenue stream.  As a result, we have restated portions of our quarterly report on Form 10-QSB for the quarter ended September 30, 2004 by recognizing revenue for each deliverable under our SEE business segment on a straight-line basis over the term of the contract. We believe it is appropriate to use straight-line if there is not adequate objective evidence of the value of services performed.  Additionally, using straight-line allows us to more closely match cash receipts with revenue recognition.  As a result, collection of amounts recognized as revenue is reasonably assured.

This Form 10-QSB/A does not update any other information set forth in the original filing of our Quarterly Report on Form 10-QSB for the period ended September 30, 2004.  This Form 10-QSB/A does not reflect any events or developments occurring subsequent to November 10, 2004.

PART I.   FINANCIAL INFORMATION

Item 1.            Financial Statements

CGI HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004

As Amended
Assets
Current Assets
Cash and Cash Equivalents	$2,529,723
Restricted Cash	726,866
Accounts Receivable	1,008,020
Allowance for Doubtful Accounts	(75,601)
Notes Receivable – Related Party	280,175
Deferred Tax Asset	133,547
Prepaid Expenses	524,030
Other Current Assets	29,202
Total Current Assets	5,155,962
Property and Equipment, net	1,001,890
Other Assets
Deferred Tax Asset	1,757,812
Goodwill	7,044,492
Intangible Assets	1,177,617
Other Assets	97,550
Total Other Assets	10,077,471
Total Assets	$16,235,323

Liabilities and Shareholders’ Equity
Current Liabilities
Current Portion of Long-Term Debt	$539,157
Accounts Payable	241,021
Deferred Revenue	1,433,605
Client Prepaid Media Buys	670,671
Accrued Expenses and Other Current Liabilities	460,573
Total Current Liabilities	3,345,027

Long-Term Liabilities	709,209
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares – 5,000,000 – none issued or outstanding	0
Common Stock, $.001 par value:
Authorized Shares – 100,000,000
Issued Shares – 29,600,761
Outstanding Shares – 27,100,761	29,600
Additional Paid in Capital	16,684,370
Accumulated Deficit	(3,992,883)
Treasury Stock	(540,000)
Total Shareholders’ Equity	12,181,087
Total Liabilities and Shareholders’ Equity	$16,235,323

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME, as amended
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended		Three Months Ended
	2004	2003	2004	2003
Net Revenue	$11,506,893	$3,476,681	$5,203,780	$1,572,164
Cost of Revenue	2,532,125	675,262	1,188,988	279,606
Gross Profit	8,974,768	2,801,419	4,014,792	1,292,558
Operating Expenses
Selling, General and Administrative	7,163,331	3,522,522	2,798,925	1,695,048
Amortization of Purchased Intangibles	31,497	0	31,497
Income (Loss) from Operations	1,779,940	(721,102)	1,184,370	(402,490)

Other Income (Expenses)
Interest Income	1,913	6,247	1,657	23
Interest Expense	(31,944)	(54,518)	(3,844)	(16,195)
Other Income (Expense)	38,155	0	(24,750)
Income (Loss) before Income Taxes	1,788,063	(769,373)	1,157,432	(418,662)
Provision for Income Taxes	690,563		454,377
Income (Loss) From Continuing Operations	1,097,500	(769,373)	703,055	(418,662)
Discontinued Operations
Net Loss from Disposition (Net of Taxes)	0	(1,125,508)	0	(1,125,508)
Net Income (Loss)	$1,097,500	$(1,894,881)	$703,055	$(1,544,170)

Income (Loss) Per Share From Continuing Operations
Basic	$0.05	$(0.04)	$0.03	$(0.02)
Fully Diluted	$0.04	$(0.04)	$0.02	$(0.02)

Loss Per Share From Discontinued Operations
Basic	$0.00	$(0.06)	$0.00	$(0.06)
Fully Diluted	$0.00	$(0.06)	$0.00	$(0.05)

Net Income (Loss) Per Share
Basic	$0.05	$(0.11)	$0.03	$(0.08)
Fully Diluted	$0.04	$(0.10)	$0.02	$(0.07)

Weighted Average Shares (Basic)	22,966,379	17,974,822	24,804,913	19,711,213
Weighted Average Shares (Fully Diluted)	28,672,940	19,620,166	30,511,474	22,335,282

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, As Amended

	Shares	Amount	Paid In Capital	Accumulated Deficit	Treasury Stock	Shareholders’ Equity

Balance at January 1, 2004	20,889,458	$23,389	$5,655,760	$(5,090,383)	$(540,000)	$48,766

Exercise of Stock Options, Net	282,978	283	42,885			43,168

Purchase Transactions, Net	2,004,762	2,005	4,260,495			4,262,500

Sale of Common Stock, Net	3,923,563	3,923	6,725,230			6,729,153

Net Income, September 30, 2004				1,097,500		1,097,500

Balance at September 30, 2004	27,100,761	$29,600	$16,684,370	$(3,992,883)	$(540,000)	$12,181,087

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004, as amended	2003, as amended
Operating Activities
Net Income (Loss)	$1,097,500	$(1,894,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	124,589	14,296
Provision for Doubtful Accounts	323,208	387,951
Deferred Compensation	0	160,000
Insurance Settlement	0	1,125,508
Deferred Taxes	547,786	0
Loss on Deposit	75,000	0
Change in operating assets and liabilities:
Restricted Cash	(628,032)	0
Accounts Receivable	(787,737)	(435,374)
Prepaid Expenses and Other Assets	(218,829)	2,500
Accounts Payable	(341,365)	(51,109)
Deferred Revenue	7,283	731,412
Client Prepaid Media Buys	670,671	0
Other Accrued Liabilities	453,891	169,857
Net cash provided by operating activities	1,323,966	210,160

Investing Activities
Purchases of property and equipment	(801,248)	(475)
Cash in Acquisitions, Net	535,995	0
Other Investing Activities	(11,305)	(11,803)
Net cash used in investing activities	(276,559)	(12,279)

Financing Activities
Principal Payments Made	(2,198,305)	(173,602)
Proceeds from Notes Payable	140,000	95,000
Change in Line of Credit	0	(25,485)
Proceeds from issuance of common stock, net of issuance costs	3,228,771	100,769
Net cash provided by (used in) financing activities	1,170,466	(3,318)
Net Cash Change	2,217,874	194,563
Cash Balance, January 1	311,849	68,945
Cash Balance, September 30	$2,529,723	$263,508
Supplemental Information
Interest Paid	$31,944	$54,518
Income Taxes Paid	$99,827	$0

Non Cash Investing and Financing Activities

On June 4, 2004, the Company entered into an asset purchase agreement in which it issued 100,000 shares of the Company’s common stock valued at $262,500.

On August 19, 2004 the Company purchased the stock of WebCapades, Inc.  The purchase was financed by the sale and issuance of stock in the amount of $7,500,000 and notes payable of $1,151,413.  The Company received net tangible assets of $660,306 and intangible assets totaling $7,991,106.

On August 30, 2004 the Company issued 25,000 shares of restricted common stock valued at $43,550 for a six month contract with CEOcast, Inc.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION
FOOTNOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 which was originally filed June 23, 2005 and will be reissued concurrently with this filing, including the Company’s amended 2003 consolidated financial statements, and reflecting the matters described under the following section “Correction of Error”. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

2004

	As Amended		Previously Reported
	Nine Months	Three Months	Nine Months	Three Months
	Ended September 30, 2004		Ended September 30, 2004
Revenue	$11,506,893	$5,203,780	$14,121,105	$5,721,669
Cost of Sales	2,532,125	1,188,988	5,685,502	2,160,940
Gross Profit	8,974,768	4,014,792	8,435,603	3,560,729
Selling, General and administrative	7,194,828	2,830,422	4,856,523	2,079,670
Other Income (Expense)	8,124	(26,937)	8,122	(26,938)
Income Before Taxes	1,788,063	1,157,432	3,587,202	1,454,120
Income Tax Provision	690,563	454,377	1,371,973	571,112
Net Income	$1,097,500	$703,055	$2,215,229	$883,008

Earnings Per Share
Basic	$0.05	$0.03	$0.10	$0.04
Fully Diluted	$0.04	$0.02	$0.08	$0.03

2003

	As Amended		Previously Reported
	Nine Months	Three Months	Nine Months	Three Months
	Ended September 30, 2003		Ended September 30, 2003
Revenue	$3,476,681	$1,572,164	$4,404,628	$2,084,230
Cost of Sales	675262	279,606	1,942,184	768,189
Gross Profit	2,801,419	1,292,558	2,462,444	1,316,041
Selling, General and administrative	3,522,522	1,695,048	2,137,047	1,044,440
Other Income (Expense)	(48,271)	(16,172)	(48,271)	(16,173)
Income (Loss) Before Taxes	(769,373)	(418,662)	277,126	255,428
Income Tax Provision	0	0		0
Income (Loss) From Continuing Operations	(769,373)	(418,662)	277,126	255,428
Discontinued Operations (Net of Tax)	(1,125,508)	(1,125,508)	(1,200,000)	(1,200,000)
Net Income (Loss)	$(1,894,881)	$(1,544,170)	$(922,874)	$(944,572)

Income (Loss) per share before discontinued operations
Basic	$(0.04)	$(0.02)	$0.02	$0.01
Fully Diluted	$(0.04)	$(0.02)	$0.01	$0.01

Loss per share from discontinued operations
Basic	$(0.06)	$(0.06)	$(0.07)	$(0.06)
Fully Diluted	$(0.06)	$(0.05)	$(0.05)	$(0.05)

Loss Per Share
Basic	$(0.11)	$(0.08)	$(0.05)	$(0.05)
Fully Diluted	$(0.11)	$(0.07)	$(0.04)	$(0.04)

	September 30, 2004
	As Reported	Adjustment	As Restated
Summarized Consolidated Balance Sheet
Total Current Assets	$7,761,428	$(2,605,466)	$5,155,962
Total Other Assets	9,910,780	1,168,581	11,079,361
Total Assets	$17,672,208	$(1,436,885)	$16,235,323

Total Current Liabilities	$2,376,841	$968,186	$3,345,027
Total Long-Term Liabilities	709,210	(1)	709,209
Shareholders’ Equity	14,586,157	(2,405,070)	12,181,087
Total Liabilities and Shareholders’ Equity	$17,672,208	$(1,436,885)	$16,235,323

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

Revenue Recognition

Websourced, Inc.

The Company recognizes revenues in the period that they are deemed to be earned and collectible using the straight line method over the term of the contract.

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

Furniture & Fixtures	$247,926
Equipment	641,234
Software	334,481
Leasehold Improvements	36,414
Subtotal	$1,260,055
Accumulated Depreciation	(258,164)
Net Property & Equipment	$1,001,890

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

The Company experienced no impairment loss relating to its intangible assets in 2004 and no indicators of future impairment losses exist as of September 30, 2004.

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

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,138,026	$0.23	690,519	$0.34
Granted	366,256	2.43	3,281,783	0.18
Forfeited	(9,230)	0.75	0	N/A
Exercised	(15,650)	0.73	0	N/A
Outstanding at end of period	4,479,402	$0.50	3,972,302	$0.20

The weighted average grant date fair value of options granted during the third quarter of 2004 was $0.44.

The following table summarizes information about stock options outstanding at September 30, 2004.

Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average remaining contractual life	Weighted Average Exercise Price
$0.13 -$0.13	2,830,000	8.83	$0.13
$0.14 - $0.20	397,288	4.42	$0.17
$0.21 - $0.50	487,774	2.73	$0.31
$0.51 - $3.80	764,340	5.13	$2.16
Total	4,479,402	7.15	$0.50

The following table summarizes the options exercisable on September 30, 2004.

Options Exercisable
Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	$0.13
$.014 - $0.20	397,288	$0.17
$0.21 - $0.50	404,912	$0.28
$0.51 - $3.80	213,488	$1.28
Total Options Exercisable at September 30, 2004	3,845,688	$0.21

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	September 30, 2004	December 31, 2003
Expected Life(in years)	3.00	2.90
Volatility	61.0%	61.0%
Risk Free Interest Rate	2.74%	3.33%
Dividend Yield	0.0%	0.0%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the three and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2004, as amended		September 30, 2003, as amended
Net Income, as reported	$703,055	$1,097,500	$(1,544,170)	$(1,894,881)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(17,912)	(27,482)	(68,567)	(73,525)
Pro forma net income	$685,143	$1,070,018	$(1,612,737)	$(1,968,406)
Earnings per share, as reported:
Basic	$0.03	$0.05	$(0.08)	$(0.11)
Fully Diluted	$0.02	$0.04	$(0.07)	$(0.09)
Pro forma earnings per share:
Basic	$0.03	$0.05	$(0.08)	$(0.11)
Fully Diluted	$0.02	$0.04	$(0.07)	$(0.10)

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

The following reconciles the denominators of basic and fully diluted earnings per share:

	Three months	Nine Months	Three Months	Nine Months
	Ended September 30, 2004		Ended September 30, 2003
Denominator – Shares
Basic weighted-average shares	24,804,913	22,966,379	19,711,213	17,974,822
Effect of dilutive securities	5,706,561	5,706,561	2,624,069	1,645,344
Fully Diluted weighted-average shares	30,511,474	28,672,940	22,335,282	19,620,166

Intangible Assets and Goodwill

During 2004 to date, the Company entered into two purchase agreements in which it allocated a total of $8,253,606 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of September 30, 2004:

ONLINE DATING

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$6,956,992	$0	$6,956,992
Client List	7 Years	260,000	3,095	256,905
Website Code and Development	5 Years	729,114	12,152	716,962
Client Relations	6 Months	45,000	7,500	37,500
Totals		$7,991,106	$22,747	$7,968,359

SEARCH ENGINE OPTIMIZATION

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 Years	$175,000	$8,750	$166,250
Goodwill		87,500	0	87,500
Totals		$262,500	$8,750	$253,750

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$7,044,492	$0	$7,044,492
Other Intangibles	1,209,114	31,497	1,177,617

The Company’s amortization expense over the next five years is as follows:

2004	$76,991
2005	232,966
2006	217,966
2007	217,966
2008	217,966
Thereafter	213,762
Total	$1,177,617

Long Term Liabilities

The long term liabilities consisted of the following as of September 30, 2004:

Notes Payable, Net of Current Portion	$566,094
Deferred Rent	141,817
Deposits	1,298
Total	$709,209

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

The aggregate purchase price was $8,651,413, comprised of $3,500,000, notes payable of $1,151,413, and common stock valued at $4,000,000. The number of shares issued was determined based on the closing market price on the day preceding the consummation of the acquisition.

The amount of purchase price allocated to goodwill was $6,956,992 of which none will be deductible for tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141.

At August 19, 2004

Current Assets	$966,530
Property and Equipment	212,844
Intangible Assets	1,034,114
Goodwill	6,956,992

Total Assets Acquired	$9,170,480
Liabilities	519,067

Net Assets Acquired	$8,651,413

The results of operations for the above acquisitions are included from the date of acquisition in the consolidated financial statements of the Company.

The Company is in the process of valuing certain intangible assets related to these acquisitions and thus the allocation of the purchase price has not been completed.

Accounting for Contingent Consideration

In connection with its prior acquisition, the merger consideration may be increased as the former shareholder is entitled to earn payments in cash contingent upon the satisfaction of certain future internal performance goals set forth in the applicable merger agreement.  Future consideration which may be earned by the former shareholder of each entity will be treated as additional purchase price and allocated to goodwill.  The respective maximum amount of such future consideration which may be earned by the former shareholder is as follows:

	Maximum Future Cash Consideration	Maximum Future Stock Consideration	Maximum Earnout Consideration

Acquired Entity
WebCapades	$500,000	$—	$500,000

In addition, the former shareholders of the above acquisition were granted a total of 150,000 options which if and when vested will be charged to stock based compensation expense (see stock based compensation).

Pro Forma Financial Information (unaudited)

During the nine months ended September 30, 2004, the Company acquired the following business in a transactions that was accounted for using the purchase method of accounting: WebCapades, Inc.  The following table summarizes the pro forma results of the Company’s operations for the nine months ended September 30, 2004 and 2003 as if the acquisitions had occurred on January 1, 2004 and 2003, instead of their respective later acquisition dates:

	Nine Months Ended September 30, 2004, as amended		Nine Months Ended September 30, 2003, as amended
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	$11,506,893	$15,771,500	$3,476,681	$6,649,402
Net Income	$1,097,500	$2,218,499	$(1,894,881)	$(697,676)
Basic Earnings Per Share	$0.05	$0.10	$(0.11)	$(0.04)
Diluted Earnings Per Share	$0.04	$0.08	$(0.10)	$(0.04)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. The Chief Executive Officer of each Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had two operating segments as of September 30, 2004: search engine enhancement and online dating  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	Nine Months ended September 30, 2004, as amended		Nine Months ended September 30, 2003, as amended
	Amount	Percent	Amount	Percent
Search engine enhancement	$10,770,630	93.60	$3,476,681	100.00
Online Dating	736,263	6.40	0	0.00
Total	$11,506,893	100.00	$3,476,681	100.00
	Three Months ended September 30, 2004, as amended		Three Months ended September 30, 2003, as amended
	Amount	Percent	Amount	Percent
Search engine enhancement	$4,467,517	85.85	$1,572,164	100.00
Online Dating	736,263	14.15	0	0.00
Total	$5,203,780	100.00	$1,572,164	100.00

PRE TAX PROFIT (LOSS) FROM CONTINUING OPERATIONS

	Nine Months ended September 30, 2004, as amended	Nine Months ended September 30, 2003, as amended
Search engine enhancement	$1,854,403	$(379,698)
Online Dating	127,653	0
Other	(193,993)	(389,675)
Total	$1,788,063	$(769,373)
	Three Months ended September 30, 2004, as amended	Three Months ended September 30, 2003, as amended
Search engine enhancement	$1,073,691	$(120,930)
Online Dating	127,653	0
Other	(43,912)	(297,732)
Total	$1,157,432	$(418,662)

TOTAL ASSETS BY INDUSTRY SEGMENT

	September 30, 2004, as amended		September 30, 2003, as amended
	Amount	Percent	Amount	Percent
Search engine enhancement	$5,055,874	31.14	$741,110	33.29
Online Dating	9,263,549	57.06	0	0.00
Other	1,915,900	11.80	1,484,868	66.71
Total	$16,235,323	100.00	$2,225,978	100.00

Item 2.            Management Discussion and Analysis or Plan of Operation

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 20 and elsewhere in this quarterly report or in any amendment we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

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

Through an acquisition completed in 2004, we now operate our businesses through two direct wholly owned subsidiaries: WebSourced, Inc., and Cherish, Inc.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Our total assets as of September 30, 2004 were approximately $16.2 million compared to approximately $3.7 million as of December 31, 2003.  This increase was attributable to many factors.  During the first nine months of 2004 we acquired WebCapades, Inc.  As a result of this acquisition, we acquired approximately $8.0 million in intangible assets and allocated approximately $7.0 million to goodwill.  Our accounts receivable increased approximately $560,000, from approximately $450,000 on December 31, 2003 to $1.01 million on September 30, 2004.  Our cash and cash equivalents increased from approximately $300,000 on December 31, 2003 to $2.5 million on September 30, 2004.  The increase in total cash resulted from the sale of stock in the first nine months of 2004 and the Company generating positive cash flow from operations during this time period.  Also, the Company invested approximately $800,000 in additional equipment associated with the Company’s relocation and expansion.

Our total liabilities as of September 30, 2004 were approximately $4.05 million compared to approximately $3.65 million as of December 31, 2003.  Total debt at September 30, 2004 was approximately $1.1 million, compared to $2.0 million on December 31, 2003.  During the current year the company paid the entire amount of the outstanding debt as of December 31, 2003 with proceeds from the sale of the Company’s common stock in March 2004.  Subsequent to that, the Company incurred approximately 1.1 million in debt in relation to the acquisition of WebCapades, Inc. in August.

Shareholders’ Equity was approximately $12.2 million at September 30, 2004 compared to approximately $50,000 at December 31, 2003.  This increase resulted from our issuing an aggregate of 6,211,303 shares of our common stock in connection with acquisitions, exercising of stock options and the sale of our common stock and the Company generating approximately $1.1 million of net income during the nine months ended September 30, 2004.

Comparison of Operating Results for Nine Months ended September 30, 2004 and September 30, 2003

Sales for the nine months ended September 30, 2004 increased 231% to approximately $11.5 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment increased from approximately $3.5 million to approximately $10.8 million during this period.  This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.  Additionally, during 2004 as a result of our acquisition, we entered into the online dating segment.  Sales from this segment were approximately $740,000 during the first nine months of 2004.  We did not enter this segment until August of 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the nine months ended September 30, 2004 were approximately $9.0 million (78% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $2.8 million (81% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.

General and administrative expenses were approximately $7.2 million (63% of sales) for the nine months ended September 30, 2004.  For the same period last year, the expenses totaled approximately $3.5 million (100% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the nine months ended September 30, 2004 was approximately $1.1 million compared to a net loss of approximately $1.9 million for the nine months ended September 30, 2003.  Basic earnings per common share for the nine months ended September 30, 2004 were $0.05 and ($0.11) for the nine months ended September 30, 2003.  Fully diluted earnings per share for nine months ended September 30, 2004 was $0.04 versus ($0.09) for the nine months ended September 30, 2003.

Comparison of Operating Results for Three Months Ended September 30, 2004 and September 30, 2003

Sales for the quarter ended September 30, 2004 increased 231% to approximately $5.2 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment were $4.5 million for the quarter ended September 30, 2004 compared to $1.6 million for the equivalent quarter from 2003. Additionally, during the third quarter 2004, as a result of our acquisition, we entered into the online dating segment.  Sales from this segment were approximately $740,000 during the third quarter of 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the quarter ended September 30, 2004 were approximately $4.0 million (77% of sales).  In contrast the gross profits for the equivalent period in 2003 were approximately $1.3 million (82% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.

General and administrative expenses were approximately $2.8 million (54% of sales) for the quarter ended September 30, 2004.  For the same period last year, the expenses totaled approximately $1.7 million (108% of sales).  We expect our general and administrative expenses to decrease as a percentage of sales as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the quarter ended September 30, 2004 was approximately $700,000 compared to a net loss of approximately $1.5 million for the quarter ended September 30, 2003.  Basic earnings per common share for the quarter ended September 30, 2004 were $0.03 versus ($0.08) for the quarter ended September 30, 2003.  Fully diluted earnings per share for the quarter ended September 30, 2004 was $0.02 versus ($0.07) for the quarter ended September 30, 2003.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2004 and December 31, 2003 were approximately $2.5 million and $300,000, respectively.  The increase in total cash resulted from the sale of stock in the first nine months of 2004 and the Company generating positive cash flow from operations during this time period.  Also, the Company invested approximately $800,000 in additional equipment associated with the Company’s relocation and expansion.

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $1.65 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

Cash Flows from Operating Activities

We provided, on a net basis, approximately $1.3 million in cash from operating activities during the nine months ended September 30, 2004, as compared to generating approximately $200,000 during the same period for the fiscal year ended December 31, 2003.  This increase in cash from operating activities is primarily a result of the profit generated.

Cash Flows from Investing Activities

We used, on a net basis, approximately $275,000 of cash in investing activities during the first nine months of 2004 as compared to using approximately $12,000 during the first nine months of 2003.  This decrease was due primarily to the addition of fixed assets relating to the relocation and expansion of our Websourced division amounting to $800,000.  The Company also acquired approximately $500,000 in cash with its acquisition in the third quarter of 2004.

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

Cash Flows from Financing Activities

We generated approximately $1.2 million cash in financing activities during the nine months ended September 30, 2004, as compared to using approximately $3,000 during the same period in 2003.  The primary source of cash generated from financing activities during the six months ended June 30, 2004, was proceeds, totaling approximately $3.23 million, from the sale of our common stock.  The primary use of cash from financing activities during the nine months ended September 30, 2004 was to repay principal on outstanding installment.  During the nine months ended September 30, 2004 we repaid principal on debt totaling $2.2 million.  The source of cash generated from financing activities during the nine months of 2003 was proceeds, totaling approximately $100,000, from the sale of common stock and from notes payable of $95,000.  These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $200,000.

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. The Chief Executive Officer of each Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had two operating segments as of September 30, 2004: search engine enhancement and online dating.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	Nine Months ended September 30, 2004, as amended		Nine Months ended September 30, 2003, as amended
	Amount	Percent	Amount	Percent
Search engine enhancement	$10,770,630	93.60	$3,476,681	100.00
Online Dating	736,263	6.40	0	0.00
Total	$11,506,893	100.00	$3,476,681	100.00
	Three Months ended September 30, 2004, as amended		Three Months ended September 30, 2003, as amended
	Amount	Percent	Amount	Percent
Search engine enhancement	$4,467,517	85.85	$1,572,164	100.00
Online Dating	736,263	14.15	0	0.00
Total	$5,203,780	100.00	$1,572,164	100.00

PRE TAX PROFIT (LOSS) FROM CONTINUING OPERATIONS

	Nine Months ended September 30, 2004, as amended	Nine Months ended September 30, 2003, as amended
Search engine enhancement	$1,854,403	$(379,698)
Online Dating	127,653	0
Other	(193,993)	(389,675)
Total	$1,788,063	$(769,373)
	Three Months ended September 30, 2004, as amended	Three Months ended September 30, 2003, as amended
Search engine enhancement	$1,073,691	$(120,930)
Online Dating	127,653	0
Other	(43,912)	(297,732)
Total	$1,157,432	$(418,662)

TOTAL ASSETS BY INDUSTRY SEGMENT

	September 30, 2004, as amended		September 30, 2003, as amended
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$5,055,874	31.14	$741,110	33.29
Online Dating	9,263,549	57.06	0	0.00
Other	1,915,900	11.80	1,484,868	66.71
Total	$16,235,323	100.00	$2,225,978	100.00

Risk Factors

An investment in our common stock involves a high degree of risk and should be considered a speculative investment.  Should we fail to achieve any of the matters specified below in this “Risk Factors” section, such failure could result in material, adverse harm to us and our business.

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

A failure by us to meet client expectations could result in losses and negative publicity.  Any failure to meet our clients’ expectations could result in delayed or lost revenues due to factors such as: adverse client reactions; requirements to provide additional services to clients at no charge; negative publicity regarding our services, which could adversely affect our ability to attract or retain clients; and claims for damages against us, regardless of our responsibility for such failure.  We cannot be sure that our contracts will protect us from liability for damages in the event we are sued.  Also, if we are sued, the legal fees involved in defending a lawsuit may exceed the amount of the claim in question.

Our business depends in part on the growth and maintenance of the Internet infrastructure.  The success of our business will depend in part on the continued growth and maintenance of the Internet infrastructure.  This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services.  Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements.  We also have no control over the third-party telecommunications, cable or other providers of access services to the Internet that our clients and customers rely upon. There have been instances where regional and national telecommunications outages have caused our online dating business to experience service interruptions during which our users could not access our subscription-based services. Any additional interruptions, delays or capacity problems experienced with any points of access between the Internet and our websites could adversely affect our ability to provide services reliably to the users of our websites.  The temporary or permanent loss of all or a portion of our services on the Internet, the Internet infrastructure generally, or our users’ ability to access the Internet could disrupt our business activities, harm our business reputation, and result in a loss of revenue.

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

We face strong and growing competition in our online dating business.  We expect competition in the online dating business to continue to increase because there are no substantial barriers to entry. We believe that our ability to compete in the online dating business  depends upon many factors both within and beyond our control,  including the following: (1) the size and diversity of our registrants and member bases; (2) the timing and market acceptance of products and services, including the developments and enhancements to those products and services, offered by us or our competitors; (3) customer service and support efforts; (4)selling  and marketing efforts; (5) ease of use, performance, price and reliability of solutions developed  either by us or our competitors; and (6) our brand strength relative to our competitors. Our online dating business competes with traditional dating and personals services, as well as with newspapers, magazines and other traditional media companies that provide dating and personals services.  We also compete with large Internet information hubs, or portals, such as Yahoo!, as well as online personals companies such as Match.com.  Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger registrant and membership bases than we have.  Our competitors may develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. This could attract registrants away from our websites and reduce our market share.  In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.  To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted.  Any of these competitors could cause us difficulty in attracting and retaining registrants and converting registrants into members and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Internet properties.

Search Engine Optimization may become more difficult or less desirable over time. A major goal of a search engine optimization company like ours is to cause our clients’ websites to obtain high rankings on various search engines.  The search engines generally seek to rank websites based upon their degree of relevancy to the key words in question.  The search engines are frequently changing their algorithms and criteria in order to try to prevent their rankings from being manipulated for the benefit of undeserving websites.  This therefore creates a risk that over time the search engines may succeed in limiting the efficacy of our services either through continued refinement of their ranking system or in some other way hindering search engine optimization efforts.  The search engine optimization industry is relatively new, with limited technological barriers to entry.  Increased competition over time may reduce the overall efficiency of our efforts as other competitors effect similar results for their clients.  Search engines are increasing the number of “pay per click” listings in their search results. This could generally lessen the desirability of our SEO services. While we perform “pay per click” campaign management as well, there can be no assurance that the revenues from our “pay per click” campaign management will be able to offset any decline in demand for our SEO services.

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

Legal uncertainties affecting the Internet could adversely affect our business.  Legal uncertainties surrounding domestic and foreign government regulations regarding the Internet could increase our costs of doing business, require us to revise our services, prevent us from delivering our services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations.  Laws and regulations related to Internet communications, security, privacy, intellectual property rights, commerce, taxation, entertainment, recruiting and advertising are  becoming more prevalent, and new laws and regulations are under consideration by the United  States  Congress, state legislatures and foreign  governments.  Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium.  In addition to new laws and regulations being adopted, existing laws may be applied to the Internet.  Many areas of law affecting the Internet remain unsettled, even in areas where there has been some legislative action.  It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet.

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

The display of adult content on our websites could be restricted by regulation.  Regulation of adult content could prevent us from making our WebCapades subsidiary’s content available in various jurisdictions or otherwise could have a material adverse effect on its business. Various governmental agencies are considering a number of legislative  and regulatory proposals which may lead to laws or regulations concerning various aspects of the Internet, including online content, intellectual property rights, user privacy, taxation, access charges, liability for third-party activities and jurisdiction.  Regulation of the Internet could materially adversely affect our business, financial condition or results of operations by reducing the overall use of the Internet, reducing the demand for our services or increasing our cost of doing business.

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

Security breaches and inappropriate Internet use could damage our business.  Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce in particular.  Our failure to successfully prevent security breaches could significantly harm our business, reputation and results of operations, and might expose us to lawsuits by state and federal consumer protection agencies, and by consumers.  Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations, or damage our brand and reputation. Such breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or a government enforcement proceeding.  We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage, and we have occasionally experienced security breaches and attempts at “hacking”.  We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve  transmitting confidential information or downloading sensitive materials, which might adversely affect our online dating business.

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

We are exposed to risks associated with credit card fraud and credit payment.  We depend on continuing availability of credit card usage to process contract payments and subscriptions, and this availability in turn depends on acceptable levels of chargebacks and fraud performance.  Our online dating business has suffered losses and may continue to suffer losses as a result of membership orders placed with fraudulent credit card data, even though the associated financial institution approved payment.  Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions processed by our online dating business, that merchant does not obtain a cardholder’s signature.  A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs.

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

A significant portion of our stock is owned by insiders.  Our current  Directors and officers and those of our  subsidiaries,  as a group, together  with  their  affiliates   and  other  parties  well  known  to  them, beneficially  own a significant  percentage of our outstanding  shares of common stock. Accordingly, these stockholders will have substantial influence over our policies and management.  Voting control over a significant portion of these stockholders’ shares and of the shares owned by Mr. John Giura (former chairman and chief executive officer) have been transferred, pursuant to irrevocable proxies, to Gerard M. Jacobs, our President and Chief Executive Officer.

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

If we issue additional shares of our Common Stock in connection with any future acquisitions of businesses, the value of your shares could be diluted.  We may make additional acquisitions of businesses.  We may make payment for such acquisitions by issuing shares of our Common or Preferred Stock or by payment in cash.  If we choose to make payment in the form of shares of our Common or Preferred Stock, our existing shareholders may experience a dilution in their ownership interest in us. If we elect to make payment in the form of cash, we would have to determine whether we will use available cash or obtain additional cash from traditional bank financing, sources other than banks or the proceeds of the sale of our Common or Preferred Stock.  While using debt to finance acquisitions may provide greater financial returns, it also brings with it greater risk.  Should there be a downturn in the business of the target (due to numerous factors which could include normal downturns in the business cycle, the departure of key employees or key accounts, inability to integrate the target’s operations into our operations, etc.), we may risk loss of our investment. Lenders and/or equity partners also may impose restrictions upon the manner in which we conduct our business.

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

Item 3.            Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report.  This evaluation was subsequently modified due to the identification of items described below.  Based on and as of the date of the foregoing evaluation as modified, we determined that our internal controls over revenue recognition for certain of our contracts at our search engine enhancement segment were deficient, and constituted a material weakness, and therefore our disclosure controls and procedures were not effective as of September 30, 2004.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us during the quarter ended September 30, 2004 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution.  We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case, we did not engage in general solicitation and advertising.  In each case where we relied upon exemptions contained in Section 4(2) of the Securities Act, the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

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

(4) On August 19, 2004, the Company completed a private placement of 2,179,813 unregistered shares of the Company’s common stock to a group of investors thereby raising an aggregate of $3,935,604.

(5) On August 19, 2004, the Company issued 1,904,762 shares of common stock to the owners of WebCapades, Inc. pursuant to a merger agreement.

(6) On August 19, 2004 the Company issued to Scott Mitchell 50,000 warrants at an exercise price of $2.10 per share and 100,000 warrants at exercise prices per share contingent upon the Company’s stock prices on the first and second anniversaries of the WebCapades, Inc. acquisition.  The Company also issued 90,600 warrants to certain other employees of WebCapades, Inc. with an exercise price of $2.10 per share.

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