Form 10KSB/A
period 2004-12-31
CGI HOLDING CORP
filed 2005-12-30
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File 001-32442

CGI HOLDING CORPORATION

(Name of Small Business Issuer in its Charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Revere Drive, Suite 510
Northbrook, Illinois 60062
(Address of Principal Executive Offices)

(847) 562-0177

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock par value $0.001	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Common Stock par value $0.0001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenue for its most recent fiscal year: $17,621,100.

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

Documents incorporated by reference:

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

On October 27, 2005, we concluded that we would need to amend and restate our previously issued audited consolidated financial statements and other financial information for the year ended December 31, 2004, as well as other periods.  The restatement results from a change to the manner in which we now believe we must recognize revenue generated by our search engine enhancement (SEE) business segment.  As previously disclosed, we recognized revenues from the SEE business segment in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model, revenue is recognized using the pattern in which value is provided to the customer over the term of the contract.  Subsequently based on comments we received from the Staff of the Securities and Exchange Commission (“SEC”), we determined that the manner in which we applied the proportional performance revenue recognition model: (1) did not adequately rely on objective evidence of the value of services performed, and (2) did not provide sufficient evidence to prove the collectibility of the accelerated revenue stream.  As a result, we have restated portions of our annual report on Form 10-KSB for the year ended December 31, 2004 by recognizing revenue for each deliverable under our SEE business segment on a straight-line basis over the term of the contract. We believe it is appropriate to use straight-line if there is not adequate objective evidence of the value of services performed.  Additionally, using straight-line allows us to more closely match cash receipts with revenue recognition.  As a result, collection of amounts recognized as revenue is reasonably assured.

This Form 10-KSB/A only amends and restates Items 6, 7 and 8A of Part II of the original filing, which was filed with the SEC on March 31, 2005 and most recently amended on June 23, 2005.

Further, we have restated certain disclosures made under Item 12 — Certain Relationships and Related Transactions, based on comments we received from the Staff of the SEC with respect to our filing of a Registration Statement on Form SB-2, and have revised the exhibits in Item 13 accordingly.

PART II

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 8 and elsewhere in this annual report or in any supplement we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-KSB.

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2004 and December 31, 2003 were approximately $17.2 million and $312,000, respectively.  For the year ended December 31, 2004 we generated cash primarily from the sale of securities in private placements and from operations.

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $16.5 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years 2004 and 2003, respectively:

	2004, as amended	2003, as amended
Net cash provided by operating activities	$2,575,568	$223,118
Net cash provided by (used in) investing activities	$(678,446)	$(45,272)
Net cash provided by (used in) financing activities	$14,951,549	$65,058

Cash Flows From Operating Activities

We received approximately $2.6 million in cash from operating activities during the fiscal year ended December 31, 2004, as compared to approximately $223,000 during the fiscal year ended December 31, 2003.  This increase in cash received results from several factors:

•              Our net income increased from a loss of approximately $665,000 to income of approximately $1.8 million.  This increase was due to an increase in operating profits from our search engine optimization segment from a loss of approximately $110,000 the prior year to a gain of approximately $2.7 million and additional operating profit of approximately $528,000 as a result of entering the online dating segment;

•              Other sources of cash from operating activities included deferred income taxes of approximately $872,000.  Deferred income taxes are the result of timing differences between book and tax depreciation and book and tax amortization of goodwill, allowance for doubtful accounts and net operating loss carry-forwards; and

•              These sources of cash were offset by an increase of approximately $1.3 million in accounts receivable net of provision for doubtful accounts and approximately $513,000 in prepaid expenses and other assets.  Another source of cash was an increase in our accrued liabilities by approximately $997,000.

Cash Flows From Investing Activities

We used cash in investing activities during 2004 and 2003.  During the fiscal year ended December 31, 2004 we used approximately $1.2 million to acquire fixed assets offset by approximately $536,000 of cash received in an acquisition.  The fixed assets we acquired were related to the relocation and expansion of WebSourced in 2004.

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

Cash Flows From Financing Activities

We generated approximately $14.9 million in cash from financing activities during the fiscal year ended December 31, 2004, as compared to approximately $65,000 during fiscal year ended 2003.  The primary source of cash generated from financing activities in 2004 was proceeds, totaling approximately $17.1 million, from sale of common stock.  These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $2.3 million.  During the same period in 2003, we generated approximately $285,000 in proceeds from sale of common stock and a loan made to us.  These sources were offset by cash used to repay debt of approximately $200,000.

We expect to continue our growth in 2005 by expanding our current operations and through acquisitions.  We expect to fund this growth through cash from operations and by raising additional capital by issuing equity.  We may also need to incur indebtedness to help fund our growth.

Balance Sheet

Our total assets as of December 31, 2004 were approximately $32.4 million compared to approximately $3.7 million as of December 31, 2003.  This increase was attributable to many factors.  As mentioned earlier, our cash and cash equivalents accounts increased by nearly $17 million as a result of the issuance of common stock and the increase in our income generated from operations.  We have acquired approximately $1.1 million in intangible assets and allocated approximately $7.7 million to goodwill during 2004 relating to certain acquisitions.  Our accounts receivable increased by approximately $1.5 million in 2004.  One other factor contributing to the increase in our total assets is the purchase of additional equipment associated with WebSourced’s relocation and growth in 2004.

Total debt at December 31, 2004 was approximately $1.0 million compared to approximately $2.0 million at December 31, 2003.  We repaid all existing debt during the first quarter of 2004 using a portion of the proceeds from the sale of our common stock.  During the third quarter, we signed notes payable totaling $1.2 million as part of our acquisition of Webcapades, Inc. on August 19, 2004.  These notes are being repaid over twenty-four months.  The accounts payable increased approximately $300,000 during 2004 as a result of the Company’s internal growth and acquisitions.  The Company’s accrued payroll increased substantially as we increased from around forty to one hundred fifty employees in 2004.

The following table presents, as of December 31, 2004, the principal amount of our debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 and thereafter, which amounts relate solely to the remaining amounts due under the notes issued as part of our acquisition of Webcapades:

2005	$571,773
2006	394,066
2007	0
2008	0
2009	0
Thereafter	0
Total	$965,839

As of December 31, 2003, we owed Statewide Insurance Company $1,023,563.  We have repaid this debt in full (at a $200,000 discount).  As of December 31, 2003, our assets included approximately $268,870 of notes receivable from GMP, LLC, the entity which purchased our Safe Environment Corporation of Indiana subsidiary and our interest in Acadian Builders, LLC effective August 31, 2002.  GMP, LLC is an affiliate of John Giura, our vice chairman at the time.  GMP, LLC was in default on those notes at December 31, 2003.  We had also incurred some expenses on behalf of GMP, L.L.C., which we added to the balance of the note, resulting in a total balance due as of December 31, 2004 of $280,175. Pursuant to certain agreements including an agreement with John Giura effective August 31, 2004, we expect to recover $300,000 from an escrow fund established in regard to an ongoing construction project in St. Ann, Missouri.

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

Results of Operations

Fiscal Year Ended December 31, 2004

Sales for the fiscal year ended December 31, 2004 tripled to approximately $17.6 million from the prior fiscal year.  Sales from our search engine enhancement segment increased from approximately $5.8 million to approximately $15.2 million during this period.  This increase was due to the addition of new customers resulting from an almost three-fold increase in our sales force.  Further, our average revenue per customer increased by approximately 50%.  Additionally, during 2004, we entered into the online dating segment.  Sales from this segment were approximately $2.4 million during 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the fiscal year ended December 31, 2004 were approximately $13.5 million (77%).  In contrast, the gross profits for the equivalent period in 2003 were approximately $4.8 million (83%).  The decrease in our gross profit as a percentage of revenues was due to the increase in our operations, engineering and production department from twenty to seventy-five employees to better serve our client base.

General and administrative expenses were approximately $10.7 million (61% of sales) for the fiscal year ended December 31, 2004.  For the fiscal year ended December 31, 2003, the expenses totaled approximately $5.4 million (94% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the fiscal year ended December 31, 2004 was approximately $1.8 million compared to a loss of approximately $665,000 for the fiscal year ended December 31, 2003.  Basic earnings per common share for the fiscal year ended December 31, 2004 were $0.07 versus a loss of $0.04 for the fiscal year ended December 31, 2003.  Fully diluted earnings per share for the fiscal ended December 31, 2004 was $0.06 versus a loss of $0.03 for the year ended December 31, 2003.  The increase in our earnings per share was due to an increase in the net income from our search engine enhancement segment as well as the net income generated from entering the online dating segment.  This was partially offset by an increase in the number of shares outstanding as a result of shares, options and warrants issued as part of acquisitions and shares issued pursuant to private placements.

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

NET SALES BY INDUSTRY SEGMENT

	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$15,223,527	86.39	$5,781,946	100.00
Online Dating	2,397,573	13.61	0	0.00
Other	0	0.00	0	0.00
Total	$17,621,100	100.00	$5,781,946	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2004	2003
Search engine enhancement	$2,686,642	$(109,949)
Online Dating	528,087	0
Other	(376,948)	(591,981)
Total	$2,837,781	$(701,930)

TOTAL ASSETS BY INDUSTRY SEGMENT

	2004		2003
	Amount	Percent	Amount	Percent
Search engine enhancement	$7,106,930	21.93	$1,487,562	40.20
Online Dating	10,489,936	32.37	0	0.00
Other	14,807,676	45.70	2,212,785	59.80
Total	$32,404,542	100.00	$3,700,347	100.00

The Company’s other assets consist primarily of cash of $14.8 million, of which all is unrestricted, and notes receivable of $280,175.

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

Item 7.    Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CGI Holding Corporation

We have audited the accompanying consolidated balance sheets of CGI Holding Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CGI Holding Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Correction of an Error footnote, the consolidated balance sheet as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 have been restated.

/s/ Blackman Kallick Bartelstein LLP

Blackman Kallick Bartelstein LLP

Chicago, Illinois

November 21, 2005

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004 AND 2003

	DECEMBER 31,
	2004, As Amended	2003, As Amended
Assets
Current Assets
Cash and Cash Equivalents	$17,160,520	$311,849
Restricted Cash	427,153	0
Accounts Receivable	1,975,356	445,043
Allowance for Doubtful Accounts	(138,275)	(31,153)
Notes Receivable – Related Party	280,175	268,870
Other Notes Receivable	0	100,000
Deferred Tax Asset	1,011,897	340,000
Prepaid Expenses and Other Current Assets	626,805	4,202
Total Current Assets	21,343,631	1,438,811
Property and Equipment, Net	1,307,398	80,891
Other Assets
Deferred Tax Asset	684,687	2,099,146
Goodwill	7,717,068	0
Intangible Assets	1,100,626	0
Other Assets	251,132	81,499
Total Other Assets	9,753,513	2,180,645
Total Assets	$32,404,542	$3,700,347

Liabilities and Shareholders’ Equity
Current Liabilities
Current Portion of Long-Term Debt	$571,773	$605,079
Notes Payable – Related Party	0	710,000
Accounts Payable	706,467	417,429
Deferred Revenue	2,207,422	1,137,510
Client Prepaid Media Buys	554,562	0
Accrued Expenses Other Current Liabilities	554,165	84,499
Total Current Liabilities	4,594,389	2,954,517

Long-Term Liabilities	974,298	697,064
Shareholders’ Equity
Preferred Stock, $.001 Par Value:
Authorized Shares – 5,000,000 – None Issued or Outstanding	0	0
Common Stock, $.001 Par Value:
Authorized Shares – 100,000,000
Issued Shares – 33,984,023 in 2004 and 23,389,458 in 2003
Outstanding Shares — 31,484,023 in 2004 and 20,889,458 in 2003	33,983	23,389
Additional Paid in Capital	30,658,267	5,655,760
Accumulated Deficit	(3,316,395)	(5,090,383)
Treasury Stock	(540,000)	(540,000)
Total Shareholders’ Equity	26,835,855	48,766
Total Liabilities and Shareholders’ Equity	$32,404,542	$3,700,347

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004, As Amended	2003, As Amended
Net Revenue	$17,621,100	$5,781,946
Cost of Revenue	4,091,939	977,447
Gross Profit	13,529,161	4,804,499
Operating Expenses
Selling, General and Administrative	10,585,315	5,410,204
Amortization of Purchased Intangibles	108,489	0
Income (Loss) from Operations	2,835,357	(605,705)
Other Income (Expenses)
Interest Income	22,164	6,254
Interest Expense	(44,603)	(94,354)
Other Income (Expense)	24,863	(8,125)
Income (Loss) Before Income Taxes	2,837,781	(701,930)
Income Tax Expense (Benefit)	1,063,793	(779,749)
Income Before Discontinued Operations	1,773,988	77,819
Discontinued Operations
Net Loss From Disposition (Net of Applicable Taxes)	0	(742,835)
Net Income (Loss)	$1,773,988	$(665,016)

Income Per Share Before Discontinued Operations
Basic	$0.07	$0.00
Fully diluted	$0.06	$0.00
Income (Loss) Per Share From Discontinued Operations
Basic	$0.00	$(0.04)
Fully Diluted	$0.00	$(0.03)
Net Income (Loss) Per Share
Basic	$0.07	$(0.04)
Fully Diluted	$0.06	$(0.03)

Weighted Average Shares (Basic)	24,332,967	18,684,269
Weighted Average Shares (Fully Diluted)	30,264,304	22,559,971

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY, as amended

	Common Stock		Additional Paid In	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance January 1, 2003	16,612,557	$19,112	$5,239,268	$(4,425,367)	$(540,000)	$293,013

Exercise Of Stock Options, Net	1,076,901	1,077	99,692			100,769

Stock Based Compensation	3,200,000	3,200	316,800			320,000

Net Profit 2003				(665,016)		(665,016)

Balance at December 31, 2003	20,889,458	23,389	5,655,760	(5,090,383)	(540,000)	48,766

Exercise of Stock Options, Net	366,240	366	61,923			62,289

Sale of Common Stock, Net	8,223,563	8,223	20,665,677			20,673,900

Purchase Transactions, Net	2,004,762	2,005	4,274,907			4,276,912

Net Income 2004				1,773,988		1,773,988
Balance at December 31, 2004	31,484,023	$33,983	$30,658,267	$(3,316,395)	$(540,000)	$26,835,855

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004,As Amended	2003,As Amended

Operating Activities
Net Income (Loss)	$1,773,988	$(665,016)
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation and Amortization	297,961	26,470
Provision for Doubtful Accounts	638,769	423,613
Stock Based Compensation Expense	0	320,000
Insurance Settlement	0	1,125,508
Deferred Taxes	872,086	(1,162,422)
Interest Earned on Deposit	(374)	0
Loss on Deposit	100,000	0
Change in Operating Assets and Liabilities:
Restricted Cash	(327,945)	0
Accounts Receivable	(2,007,960)	(710,074)
Prepaid Expenses and Other Assets	(514,534)	(1,250)
Accounts Payable	167,631	182,675
Deferred Revenue	518,241	622,823
Other Accrued Liabilities	1,057,705	60,791
Net Cash Provided by Operating Activities	2,575,568	223,118

Investing Activities
Purchases of Property and Equipment	(1,203,136)	(3,285)
Cash Received in Acquisitions	535,995	0
Notes Receivable	(11,305)	(41,987)
Net Cash Used in Investing Activities	(678,446)	(45,272)

Financing Activities
Principal Payments Made	(2,337,717)	(195,226)
Change in Line of Credit	0	(25,485)
Proceeds from Notes Payable	140,000	185,000
Net Proceeds from Issuance of Common Stock	17,149,266	100,769
Net Cash Provided by Financing Activities	14,951,549	65,058
Net Cash Change	16,848,671	242,904
Cash Balance, January 1	311,849	68,945
Cash Balance, December 31	$17,160,520	$311,849

Supplemental Information
Interest Paid	$44,603	$94,354
Income Taxes Paid	$174,827	$0

Non Cash Investing and Financing Activities

On June 4, 2004, the Company entered into an asset purchase agreement in which it issued 100,000 shares of the Company’s common stock valued at $262,500.

On August 19, 2004 the Company purchased the stock of WebCapades, Inc.  The purchase was financed by the sale of 2,178,813 shares of common stock for $3,935,604 in a private placement to provide for the $3,500,000 cash portion of the transaction, the issuance of 1,904,762 shares of common stock valued at $4,000,000, the issuance of 150,000 stock options valued at $14,412 and notes payable of $1,151,413.  The Company received net tangible assets of $11,723 and intangible assets totaling $8,697,474.

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

The Company was incorporated in the State of Nevada in October 1987.  In early 2005, the Company began doing business under the name “Think Partnership Inc.”   Additionally, at its next annual meeting of shareholders the Company will seek formal approval to change its legal name to Think Partnership Inc.  Its principal executive offices are located at 5 Revere Drive, Suite 510, Northbrook, Illinois 60062.  The Company’s telephone number is (847) 562-0177.  The address of its website is www.thinkpartnership.com.  Information on the Company’s website is not part of this annual report.

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

Cherish

Our Cherish subsidiary offers a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites.  Users specify the type of person or couple they are looking for—age, sex, hobbies, and location—and then make contact with that individual or individuals in a fun and safe online environment.

Cherish’s namesake dating community is located at www.Cherish.com.  To the Company’s knowledge, this online dating service is the first and only online dating community to offer completely free access to women.  The website seeks to attract women by not charging for the service, thus encouraging men to pay a monthly membership fee in order to make contact with female members.

Cherish currently serves more than 3.78 million registrants (users) and has almost 60,000 paid members across thirteen distinct online dating communities.  Revenues are generated from a monthly membership fee—approximately $20 per month per community—which allows users to obtain complete access to the individual community.  Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services.  Www.eroticy.com and www.swappernet.com are two of such alternative lifestyle websites.

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Correction of Error

As disclosed by press release on November 1, 2005, the Company began a review of its accounting for revenue recognition for its search engine enhancement services at it Websourced, Inc. subsidiary.  This review was completed and the Company determined that it did not have enough evidence to be reasonably assured of the collectibility of the accelerated revenue recognition provided for when utilizing the proportional performance model.

The cumulative effect as of January 1, 2005 of the correction of the error would have decreased retained earnings as of that date by $2.45 million, net of tax.  The effect of the error was material to the years ended December 31, 2004 and 2003 and the respective quarters.

The effects on the years ended December 31, 2004 and 2003 are as follows:

Year Ended December 31, 2004
	Previously Reported	As Amended

Revenue	$21,473,565	$17,621,100
Cost of Sales	4,057,843	4,091,939
Gross Profit	17,415,722	13,529,161
Selling, General and administrative	12,691,946	10,693,804
Other Income(Expense)	2,424	2,424
Income Before Taxes	4,726,199	2,837,781
Income Tax Provision	1,786,233	1,063,793
Net Income	$2,939,966	$1,773,988

Earnings Per Share
Basic	$0.12	$0.07
Fully Diluted	$0.10	$0.06

Year Ended December 31, 2003
	Previously Reported	As Amended

Revenue	$7,095,101	$5,781,946
Cost of Sales	934,812	977,447
Gross Profit	6,160,289	4,804,499
Selling, General and administrative	5,276,828	5,410,204
Other Income(Expense)	(96,225)	(96,225)
Loss Before Taxes	787,236	(701,930)
Income Tax Benefit	(275,166)	(779,749)
Income before Discontinued Operations	1,062,402	77,819
Net Loss from Discontinued Operations	(742,835)	(742,835)
Net Loss	$319,567	$(665,016)

Income Per Share before discontinued operations
Basic	$0.06	$0.00
Fully Diluted	$0.05	$0.00

Loss Per Share from discontinued operations
Basic	$(0.04)	$(0.04)
Fully Diluted	$(0.03)	$(0.03)

Net Income Per Share
Basic	$0.02	$(0.04)
Fully Diluted	$0.01	$(0.03)

December 31, 2004
	As Reported	Adjustment	As Restated
Summarized Consolidated Balance Sheet
Total Current Assets	$23,056,442	$(1,712,811)	$21,343,631
Total Other Assets	11,076,850	(15,939)	11,060,911
Total Assets	$34,133,292	(1,728,750)	$32,404,542

Total Current Liabilities	$3,869,821	$724,568	$4,594,389
Total Long-Term Liabilities	974,298		974,298
Shareholders’ Equity	29,289,174	(2,453,319)	26,835,855
Total Liabilities and Shareholders’ Equity	$34,133,292	$(1,728,750)	$32,404,542

December 31, 2003
	As Reported	Adjustment	As Restated
Summarized Consolidated Balance Sheet
Total Current Assets	$2,546,314	$(1,107,503)	$1,438,811
Total Other Assets	1,673,001	588,535	2,261,536
Total Assets	$4,219,315	$(518,968)	$3,700,347

Total Current Liabilities	$2,186,144	$768,373	$2,954,517
Total Long-Term Liabilities	697,064		697,064
Shareholders’ Equity	1,336,107	(1,287,341)	48,766
Total Liabilities and Shareholders’ Equity	$4,219,315	$(518,968)	$3,700,347

Change in Accounting

In the third quarter of 2005, the Company changed its method for recognizing revenues for its WebSourced, Inc. subsidiary relating to their Search Engine Enhancement services.  Effective with this change, retroactively applied to all periods that the Company performed such services, the Company recognizes revenue on the straight line basis over the term of the contract.

Reclassification

For comparability, the 2003 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2004.

Change in Income Statement Presentation

In 2004, the Company changed the presentation of its income statement.  The Company previously characterized certain 2003 losses as losses from an Extraordinary Item.  The Company re-characterized these losses as losses from Discontinued Operations.  This change did not affect the Company’s earnings.

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

Discontinued Operations — Safe Environment Corp of Indiana

The Company sold its wholly-owned subsidiary, Safe Environment Corporation of Indiana and certain other assets effective August 31, 2002.  The disposal of this segment was presented as discontinued operations in 2002 per FAS 144, paragraph 42 as the cash flows from the segment were eliminated from ongoing operations and the Company had no significant involvement in the operations of the segment after the disposal transaction.

In November of 2003 the Company settled a lawsuit related to the division.  The settlement amount of the lawsuit was $1,200,000.  The Settlement Agreement was dated November 4, 2003.  Under the Settlement Agreement with Statewide Insurance Company, the Company was required to pay $100,000 per quarter for twelve quarters beginning in the fourth quarter of 2003, plus 25% of its “working capital” as defined in the Settlement Agreement, until the settlement amount was paid in full; provided that if the full amount was paid on or prior to April 30, 2004, then the Company’s aggregate remaining payments to Statewide would be reduced by $200,000.  The Company imputed interest at a rate of 4.00% for financial reporting purposes to the amounts due resulting in a pre-tax basis of $1,125,508 in the third quarter of 2003.

In accordance with FAS 144, paragraph 44, adjustments to amounts previously reported in discontinued operations that are directly related to the disposal of a component of an entity in a prior period shall be classified separately in the current period in discontinued operations.

The division had no sales for the years ended December 31, 2004 and 2003.

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

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Stock-Based Compensation

The Company has granted incentive stock options to employees and non-qualified stock options to employees, non-employee members of the board of directors and other persons not employed by the Company or its subsidiaries. The Company currently has no formal plan and no authorized shares.  The vesting periods range from immediate to a period of three years.  The maximum term of the various outstanding options is ten years.  The Company accounts for stock-based awards granted to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

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

	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	4,138,026	$0.23	1,690,519	$0.22
Granted	501,256	$3.36	2,447,507	$0.24
Forfeited	(9,230)	$0.75	-	-
Exercised	(98,912)	$0.31	-	-
Outstanding At End Of Year	4,531,140	$0.78	4,138,026	$0.23

The weighted average grant date fair value of options granted during 2004 and 2003 was $0.54 and $0.04, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004.

OPTIONS OUTSTANDING
Range Of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.10 - $0.99	3,660,661	7.5	$0.15
$1.00 - $2.49	417,489	4.7	$1.65
$2.50 - $3.79	86,225	4.7	$2.87
$3.80 - $6.00	366,765	6.4	$5.50
	4,531,140	6.9	$0.77

The following table compares the options exercisable on December 31, 2004 and 2003.

OPTIONS EXERCISABLE
Range Of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.10 - $0.99	3,660,661	$0.16
$1.00 - $2.49	54,293	$2.00
$2.50 - $3.79	0
$3.80 - $6.00	75,000	$4.12
Total 2004 Options Exercisable	3,789,954	$0.27
Total 2003 Options Exercisable	3,622,731	$0.18

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	2004	2003
Expected Life (in years)	2.9	2.9
Volatility	0.61	0.61
Risk Free Interest Rate	3.33%	3.33%
Dividend Yield	0.00%	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the years ended December 31, 2004 and 2003:

	2004	2003
Net Income(Loss), as reported	$1,773,988	$(665,016)
Deduct: Stock-Based Employee Compensation Expense determined under fair value based method for all awards, net of tax	(79,136)	(75,641)
Pro Forma Net Income(Loss)	$1,694,852	$(740,657)
Earnings (Loss) Per Share, as reported:
Basic	$0.07	$(0.04)
Fully Diluted	$0.06	$(0.03)
Pro Forma Earnings (Loss) Per Share:
Basic	$0.07	$(0.04)
Fully Diluted	$0.06	$(0.03)

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

Impact of New Accounting Standards Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46).  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements., provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests.  FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest.  In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN No. 46R).  The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests.  Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have any impact on our consolidated financial position, results of operations or cash flows.

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 ( SAB 107 ) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

Notes Receivable — Related Party and Other

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

Intangible Assets and Goodwill

During 2004, the Company entered into two purchase agreements in which it allocated a total of $8,926,182 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment and subsidiary, as of December 31, 2004:

ONLINE DATING - CHERISH, INC.

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$7,663,360	$0	$7,663,360
Client List	7 years	260,000	12,381	247,619
Website Code and Development	5 years	729,114	48,607	680,507
Client Relations	6 months	45,000	30,000	15,000
Totals		$8,697,474	$90,988	$8,606,486

SEARCH ENGINE OPTIMIZATION - WEBSOURCED, INC.

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 years	$175,000	$17,500	$157,500

SEARCH ENGINE OPTIMIZATION - WEBSOURCED, INC.

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

Advertising Costs

Advertising costs are expensed when incurred, and were $1,030,037 in 2004 and $102,112 in 2003.

Treasury Stock

The Company has 2,500,000 shares of stock in its treasury at a combined total cost of $540,000.  The cost method was used in recording the purchase of the treasury stock.

Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2004 and 2003:

	Due Date	Interest Rate	2004	2003
Audrey Love	10/30/02	8.25	$0	$70,000
Paul Doll	6/1/02	10.00	0	28,000
Cib Bank	11/2/03	13 + 1 Mezzanine Fee	0	98,750
High Falls Development	8/2005	11.50	0	81,830
Statewide Insurance Company	10/06	4.00	0	1,023,563
Webcapades Former Owners	08/06	4.00	965,839	0
Total Notes Payable			$965,839	$1,302,143

Notes Payable — Related Party
Roberti Jacobs Family Trust	DEMAND	18.00	$0	$200,000
Roberti Jacobs Family Trust	DEMAND	13.00	0	250,000
Roberti Jacobs Family Trust	DEMAND	13.00	0	170,000
Roberti Jacobs Family Trust	6/30/04	15.00	0	90,000
Total Notes Payable- Related Party			$0	$710,000

The Roberti Jacobs Family Trust is controlled by a family member of one of the Company’s officers.

Principal payments on the notes issued to the former owners of WebCapades for the next five years are as follows:

2005	$571,773
2006	394,066
Totals	$965,839

Long Term Liabilities

The long term liabilities consisted of the following as of December 31, 2004 and 2003:

	2004	2003
Notes Payable, Net of Current Portion	$394,066	$697,064
Deferred Income Tax Payable, Net of Current Portion	376,336	-
Deferred Rent	202,598	-
Deposits	1,298	-
Total	$974,298	$697,064

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

On December 6, 2004, we completed an offering of $4.3 million units at $3.50 per unit, with each unit comprised of one share of common stock, par value $0.001 per share and one warrant to purchase 0.55 share of common stock resulting in gross proceeds of $15,050,000.  Potential shares issuable under the warrants are 2,365,000.  Such warrants have a term of three years.  In addition, the Company issued 161,429 warrants for the purchase of the Company’s common stock with an exercise price of $4.12 per share and a term of three years.

In addition to options issued in accordance with acquisitions and other transactions, 153,656 were issued to employees throughout the year.

See Acquisitions for additional equity transaction disclosures.

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

WebSourced, Inc. also rents space in Morrisville, North Carolina for $13,980 per month.   This lease is for the Company’s previous location and the lease expires February 01, 2006. Websourced, Inc.’s deposit on its office space of $90,875 is being used to reduce its yearly rental payments. On February 1st of each year, Websourced, Inc. receives a credit of $20,000 toward its rental payments until the end of the lease on February 1, 2006, at which time the remaining deposit of $20,000 will be refunded. The Company vacated

this space in March of 2004.   The Company is legally permitted to sublet this space for the current monthly rental payment but has chosen not to at this time.

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

The following is a schedule of the deferred tax assets and liabilities at December 31, 2004 and 2003:

	2004	2003
Deferred Tax Assets
Net Operating Loss Carry-Forwards	$957,527	$1,801,861
Intangible Assets	607,546	625,254
Deferred Rent	78,109	0
Allowance for Doubtful Accounts	53,402	12,031
Total	$1,696,584	$2,439,146
Deferred Tax Liabilities
Depreciation	$129,670	$0
Intangibles	351,786	0
Total	$481,456	$0

At December 31, 2003, the Company had a net operating loss carry-forward in the amount of $5,299,591.  Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  The Company utilized $2,483,334 of the total available loss carry-forward in 2004.

Warrants

As of December 31, 2004, the Company has outstanding warrants for the potential issuance of 5,623,429 shares of common stock.  These warrants were primarily issued in connection with private placements and debt issuances (see significant equity transactions).  Warrants issued in 2004 are primarily exercisable in 2-3 years.  Warrants issued in prior years are primarily exercisable for a ten year period ending in the year 2010 through 2013.  Exercise price ranges from $0.001 to $4.50.  The weighted average grant date fair value of warrants issued during 2004 and 2003 was $0.56 and $0.03, respectively.

Provision for Income Taxes

The provision for income taxes consists of the following:

	2004	2003
Current Tax Provision	$191,707	$0
Deferred Tax Provision (Benefit)	872,086	(1,162,422)
Total Tax Provision (Benefit)	$1,063,793	$(1,162,422)

Income tax expense (benefit) was allocated as follows:

	2004	2003
Allocated to Continuing Operations
Current Tax Expense	$191,707	$0
Deferred Tax Expense (Benefit)	872,086	(779,749)
Total Allocated to Continuing Operations	$1,063,793	$(779,749)

Allocated to Discontinued Operations
Current Tax Expense	$0	$0
Deferred Tax Expense (Benefit)	0	(382,673)
Total Allocated to Discontinued Operations	$0	$(382,673)
Total Tax Provision	$1,063,793	$(1,162,422)

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for calendar years 2004 and 2003:

	2004	2003
Income Tax Provision at U.S. Federal Statutory Rates	$899,666	$(593,995)
State Income Taxes	191,707	0
Decrease in Valuation Allowance	0	(601,251)
Other	(27,580)	32,824
Recorded Income Tax Provision	$1,063,793	$(1,162,422)

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

The aggregate purchase price was $8,709,199, comprised of $3,543,374, notes payable of $1,151,413, common stock valued at $4,000,000 and options valued at $14,412.  The number of shares issued was determined based on the closing market price on the day preceding the consummation of the acquisition.

The purchase price increased in the fourth quarter to account for additional professional fees relating to the acquisition of $43,374 and the valuation of options at $14,412.  The purchase price allocation also was amended to account for an additional $262,859 of liabilities related to deferred revenue.

The amount of purchase price allocated to goodwill was $7,663,360 of which none will be deductible for tax purposes.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

AT AUGUST 19, 2004
Current Assets	$966,530
Property and Equipment	212,844
Intangible Assets	1,034,114
Goodwill	7,663,360
Total Assets	$9,876,848
Acquired Liabilities	1,167,650
Net Assets Acquired	$8,709,198

Accounting for Contingent Consideration

In connection with its acquisition of WebCapades, Inc., the merger consideration may be increased as the former stockholders are entitled to earn a payment in cash contingent upon satisfaction of certain future internal performance goals set forth in the definitive merger agreement.   The total amount of future consideration available to the stockholders is $500,000 and if paid will be treated as additional purchase price and allocated to goodwill.

In addition, the former shareholders were granted 100,000 options which when vested will be charged to stock based compensation expense(see stock based compensation).

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

	Twelve Months Ended December 31, 2004		Twelve Months Ended December 31, 2003
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	17,621,100	21,885,707	5,781,946	10,078,897
Income before discontinued operations	1,773,988	2,950,568	77,819	1,046,884
Loss from discontinued operations	0	0	(742,835)	(742,835)
Net Income(Loss)	1,773,988	2,950,568	(665,016)	304,049
Income per share before discontinued operations
Basic	0.07	0.11	0.00	0.05
Fully Diluted	0.06	0.09	0.00	0.04

Loss per share from discontinued operations
Basic	0.00	0.00	(0.04)	(0.04)
Fully Diluted	0.00	0.00	(0.03)	(0.03)

Net Income(Loss) Per Share
Basic	0.07	0.11	(0.04)	0.01
Fully Diluted	0.06	0.09	(0.03)	0.01

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

NET SALES BY INDUSTRY SEGMENT

	2004		2003
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$15,223,527	86.39	$5,781,946	100.00
Online Dating	2,397,573	13.61	0	0.00
Other	0	0.00	0	0.00
Total	$17,621,100	100.00	$5,781,946	100.00

PRE TAX PROFIT (LOSS)

	2004	2003
Search Engine Enhancement	$2,686,642	$(109,949)
Online Dating	528,087	0
Other	(376,948)	(591,981)
Total	$2,837,781	$(701,930)

TOTAL ASSETS BY SEGMENT

	2004		2003
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$7,106,930	21.93	$1,487,562	40.20
Online Dating	10,489,936	32.37	0	0.00
Other	14,807,676	45.70	2,212,785	59.80
Total	$32,404,542	100.00	$3,700,347	100.00

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

On February 21, 2005, the Company completed its acquisition of Personals Plus, Inc. (PPI), Apollo Beach, Florida, by acquiring 100 percent of the voting stock.  PPI is in the business of owning and operating online dating and relationship websites, including www.swappernet.com.   Immediately following the merger, the Company contributed all of the stock of the PPI to its Cherish, Inc. subsidiary.  As consideration for the merger, the shareholder of PPI received $2,262,500 in cash and 426,244 shares of Company common stock, valued at $2,262,500. In addition, the Company issued to the shareholder of PPI options to purchase an aggregate of 60,000 shares of Company common stock at $5.30 per share.  Further, the shareholder of PPI may receive an aggregate earnout payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing.

On February 21, 2005, the Company completed its acquisition of Ozona Online Network, Inc., (“Ozline”), Clearwater, Florida, by acquiring 100 percent of the voting stock.   Ozline is in the business of providing online services including web design, custom web-based applications,  database systems, managed  and  shared  hosting  solutions,  e-commerce  and  high-speed  business Internet access.  As consideration for the merger, the shareholders of Ozline received an aggregate of $300,000 in cash and 75,538 shares of Company common stock valued at $400,000.  In addition, the Company issued options to purchase an aggregate of 60,000 shares of Company common stock at $5.30 per share.  Further, the shareholders of Ozline may receive an aggregate earnout payment of up to $200,000 based on the pre-tax earnings of Ozline for the first eight full calendar quarters following the closing. Upon acquiring Ozona Online Network, Inc. during the first quarter of 2005 the Company’s Cherish division no longer receives payments under their lease agreement.

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

On March 20, 2005 the Company acquired the assets of Smart Interactive, L.L.C., Manchester, United Kingdom, a search engine optimization company.

On April 22, 2005, the Company acquired PrimaryAds Inc. pursuant to a merger agreement. PrimaryAds is an affiliate marketing company specializing in pay for performance advertising. PrimaryAds Merger Sub, a wholly owned subsidiary of the Company, was merged with and into PrimaryAds which, as a result, became a wholly owned subsidiary of the Company. As consideration for the merger, the shareholders of PrimaryAds received an aggregate of $9,950,000 in cash. In addition, the Company issued to the shareholders and employees of PrimaryAds warrants to purchase an aggregate of 146,000 shares of Company common stock. Further, the shareholders of PrimaryAds may receive an aggregate earnout payment of up to $16,000,000 (the “Earnout Payment”) based on the pre-tax earnings of PrimaryAds for the first twelve full calendar quarters following the closing. The first $10,000,000 of the Earnout Payment, to the extent earned, will be paid in shares of Company common stock. The remainder of the Earnout Payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock. The Company granted to the PrimaryAds shareholders certain registration rights with respect to the shares of the Company’s common stock that may be issued as part of the Earnout Payment.

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

Item 8A. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report.  This evaluation was subsequently modified due to the identification of items described below.  Based on and as of the date of the foregoing evaluation as modified, we determined that our internal controls over revenue recognition for certain of our contracts at our search engine enhancement segment were deficient, and constituted a material weakness, and therefore our disclosure controls and procedures were not effective as of December 31, 2004.

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

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-KSB/A include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting.  These certifications should be read in conjunction with the information contained in this Item 8A for a more complete understanding of the matters covered by the certifications.

PART III

Item 12. Certain Relationships and Related Transactions

On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana, hereinafter referred to as “SECO” and our interest in Acadian Builders, LLC to GMP, LLC.  John Giura, our former vice chairman and the holder of approximately 7.1% of our outstanding common stock owned 60% of GMP at the time of the transaction.  As part of the sale, GMP agreed to pay us, among other things, certain contract payments referred to as the “GMP contract payments,” $175,000 in cash by November 30, 2002, plus $470,000 payable in the amount of $35,000 per quarter beginning on December 31, 2002.  The obligation to pay $470,000 was evidenced by a non-interest bearing promissory note maturing on December 31, 2005 and secured by a pledge by GMP of all of its common stock of SECO.  GMP subsequently defaulted on a portion of the GMP contract payments and on its obligation under the note.  GMP had made $125,000 of the GMP contract payments as of March 31, 2003.  As a result of Mr. Giura’s and SECO’s default of their obligations under the August 31, 2002 agreement, on March 31, 2003 we entered into a revised agreement with GMP, SECO and Mr. Giura.  Under this agreement: (1) GMP and SECO agreed to use their best efforts to cause an escrow agent not related to us, GMP or SECO to sign agreements to pay us $300,000 in funds that would otherwise become due and payable to SECO out of a certain escrow account established for a SECO construction project located in St. Ann, Missouri as soon as SECO becomes entitled to the proceeds; (2) GMP and SECO agreed to use their best efforts to cause certain parties not related to us, GMP or SECO to sign agreements pursuant to which an aggregate of up to $200,000 that would otherwise become due and payable to Acadian Builders, LLC would be paid to us from proceeds of sales from a housing development located in St. Charles, Missouri; (3) GMP agreed to pay the GMP contract payments by July 31, 2003; and (4) we agreed that if GMP and SECO fully performed GMP contract payments, and were not in default of any of certain other obligations to us, then we would reduce the principal of the note from $470,000 to $337,495.09.  The escrow account was funded and the escrow agent was given irrevocable instructions, which were acknowledged by the escrow agent, to pay us the $300,000 upon SECO becoming entitled to the proceeds.  GMP, SECO and Mr. Giura failed, however to fully perform.  As of December 31, 2003, the remaining unpaid GMP contract payments totaled approximately $69,000 and GMP had failed to make any payments on its note.

As a result of the default on the revised agreement signed March 31, 2003, on August 31, 2004, we entered into an agreement with GMP, SECO and Mr. Giura. Mr. Jacobs, our chief executive officer also became a party to the agreement due to the proxy arrangement described below.  Under this agreement, Mr. Giura agreed: (a) to provide proof of payment of all amounts due in connection with the settlement of a lawsuit with The Greater St. Louis Construction Laborer’s Welfare Fund in which Mr. Giura and SECO were named as defendants and for which Mr. Giura agreed to indemnify us pursuant to an indemnification agreement dated as of October 22, 2003, between Mr. Giura and us; (b) to resign as our employee and director; (c) to indemnify and hold us harmless against all claims relating to SECO’s construction project in St. Ann, Missouri, which claims relate to disputes between SECO and the City of St. Ann with respect to the cost and performance of certain changes requested by the City of St. Ann to be made to the project by SECO; (d) to guarantee completion of the St. Ann project and payment to us of $300,000 from the St. Ann escrow account no later than April 19, 2005; (e) to cause Janet and Gerald Winter, the principal owners of Acadian Builders to deliver an instruction letter, acceptable to us and executed by all appropriate persons, directing the title company to disburse to us the profits resulting from the sale of so-called “Lot 1” located in the St. Charles, Missouri housing development; (f) to appoint Mr. Jacobs as Mr. Giura’s proxy, to exercise voting rights over the shares of our common stock held by Mr. Giura on any matter for which the shares may be voted, in Mr. Jacobs’ sole discretion; and (g) to waive and release all claims against us, except those provided for in the settlement agreement.

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

Mr. Giura, GMP and SECO failed to deliver a fully-executed copy of the instruction letter required by (e) above, and also failed to make the payment by April 19, 2005 required by (d) above.  We believe we will still ultimately be paid $300,000 either from the St. Ann’s escrow account as soon as SECO becomes entitled to proceeds of the St. Ann’s escrow account or pursuant to Mr. Giura’s payment guaranty referred to in (d) above.  We also expect to recover $200,000 from the sale of lots at the St. Charles development.  Because of the defaults described above, we have ceased paying Mr. Giura the consulting payments described above, are no longer reimbursing him for the insurance premiums and are no longer obligated to grant him the warrants described above.

We, along with our subsidiary WebSourced, borrowed monies from the Roberti Jacobs Family Trust, which owns approximately 17.1% of our outstanding common stock.  The trust is irrevocable.  The trustee of the trust is the mother-in-law of Gerard M. Jacobs, our chief executive officer.  Mr. Jacobs is neither a trustee nor a beneficiary of the Roberti Jacobs Family Trust; however, his children are beneficiaries of the trust.  Mr. Jacobs has disclaimed any beneficial ownership of any of the securities owned by the Roberti Jacobs Family Trust.  All of the loans were repaid during the year ended December 31, 2004.  A schedule setting forth the original principal amount and interest rate of each loan is set forth below.

Lender	Borrower	Date of Loan	Original Principal Amount	Repayment Terms
Roberti Jacobs Family Trust	CGI Holding, Inc.	12/15/02	$250,000	13% interest, payable upon demand (1)
Roberti Jacobs Family Trust	CGI Holding, Inc.	11/15/03	$170,000	13% interest, payable upon demand (2)
Roberti Jacobs Family Trust	CGI Holding, Inc.	11/05/03	$200,000	18% interest, payable upon demand
Roberti Jacobs Family Trust	WebSourced, Inc.	11/20/03	$90,000	15% interest, due 6/30/2004 (3)

(1)           In connection with this loan, we granted the trust warrants, exercisable for 10 years, to purchase 1,000,000 shares of our common stock at $0.10 per share, the trading price of our shares on the date the terms of the loan were agreed to by the parties.

(2)           In connection with this loan, we granted the trust warrants, exercisable for 10 years, to purchase 680,000 shares of our common stock at $0.10 per share, the trading price of our shares on the date the terms of the loan were agreed to by the parties.

(3)           In connection with this loan, we granted the trust warrants, exercisable for 10 years, to purchase 40,000 shares of our common stock at $0.50 per share, the trading price of our shares on the date of the terms of the loan were agreed to by the parties.

As part of our acquisition of WebCapades, Inc. on August 19, 2004, we issued notes payable totaling $1.2 million to the former shareholders of WebCapades.  These notes are being repaid in level monthly installments over twenty-four months without interest.  The former shareholders of WebCapades were also issued shares of our common stock as part of the acquisition, and Scott Mitchell, a former WebCapades shareholder, is currently the president of our Cherish, Inc. subsidiary.

On December 6, 2004, we completed a private placement of 4.3 million units at $3.50 per unit to a group of accredited investors.  Each unit consists of one share of common stock and one warrant to purchase 0.55 shares of common stock, exercisable until the earlier of (1) November 30, 2007; and (2) thirty calendar days after the date upon which the closing price of our common stock has been trading at $8.00 or more per share for twenty consecutive days, exercisable at $4.12 per share.  We realized gross proceeds of $15,050,000 from this offering.  We anticipate using the proceeds for general corporate purposes including to pay any cash portion of the purchase price of acquired entities.  We paid T. Benjamin Jennings, our chairman, $275,000 and granted him warrants, to purchase 75,000 shares of common stock on the same terms and conditions as the warrants described above, for his efforts in this financing and in connection with negotiating certain potential acquisitions.  We may also pay Mr. Jennings consulting payments in the future.  In particular, our board has authorized us to pay, in the discretion of Mr. Jacobs our chief executive officer, up to $10,000 per month for services to be rendered by Mr. Jennings.

Jeffrey S. Martin, the brother of S. Patrick Martin, is employed by WebSourced.  During 2004 we paid Mr. Martin a salary of $147,652.

Item 13. Exhibits

See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December, 2005.

CGI HOLDING CORPORATION (Registrant)

By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs, Director, Chief
Executive Officer, Treasurer and Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer

INDEX OF EXHIBITS

EXHIBIT NO.
23.1	Consent of Blackman Kallick Bartelstein LLP. *

31.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                                                                                   Filed as part of this document.