Form 10QSB/A
period 2005-03-31
CGI HOLDING CORP
filed 2005-12-30
CIK 829323

Form 10-QSB/A

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

Number of shares outstanding of the issuer’s common stock, as of May 13, 2005 was 33,323,406 shares.

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
SIGNATURES

i

EXPLANATORY NOTE

On October 27, 2005, we concluded that we would need to amend and restate our previously issued unaudited consolidated financial statements and other financial information for the quarter ended March 31, 2005, as well as other periods.  The restatement results from a change to the manner in which we now believe we must recognize revenue generated by our search engine enhancement (SEE) business segment.   As previously disclosed, we recognized revenues from the SEE business segment in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model, revenue is recognized using the pattern in which value is provided to the customer over the term of the contract.  Subsequently based on comments we received from the Staff of the Securities and Exchange Commission, we determined that the manner in which we applied the proportional performance revenue recognition model: (1) did not adequately rely on objective evidence of the value of services performed, and (2) did not provide sufficient evidence to prove the collectibility of the accelerated revenue stream.  As a result, we have restated portions of our quarterly report on Form 10-QSB for the quarter ended March 31, 2005 by recognizing revenue for each deliverable under our SEE business segment on a straight-line basis over the term of the contract. We believe it is appropriate to use straight-line if there is not adequate objective evidence of the value of services performed.  Additionally, using straight-line allows us to more closely match cash receipts with revenue recognition.  As a result, collection of amounts recognized as revenue is reasonably assured.

This Form 10-QSB/A does not update any other information set forth in the original filing of our Quarterly Report on Form 10-QSB for the period ended March 31, 2005.  This Form 10-QSB/A does not reflect any events or developments occurring subsequent to May 16, 2005.

PART I.   FINANCIAL INFORMATION

Item 1.                                   Financial Statements

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005, AS AMENDED

Assets
Current Assets
Cash and Cash Equivalents	$10,664,207
Restricted Cash	605,002
Accounts Receivable	3,647,973
Allowance for Doubtful Accounts	(200,316)
Notes Receivable – Related Party	280,175
Deferred Tax Asset	756,937
Prepaid Expenses	1,012,235
Other Current Assets	512,868
Total Current Assets	17,279,081
Property and Equipment, net	1,769,604
Other Assets
Deferred Tax Asset	708,647
Goodwill	17,076,173
Intangible Assets	5,689,760
Other Assets	369,759
Total Other Assets	23,844,338
Total Assets	$42,893,022

Liabilities and Shareholders’ Equity
Current Liabilities
Current Portion of Long-Term Debt	$666,509
Accounts Payable	1,303,065
Deferred Revenue	3,090,360
Client Prepaid Media Buys	529,935
Deferred Tax Liabilities	467,378
Accrued Expenses and Other Current Liabilities	671,021
Total Current Liabilities	6,728,268

Long-Term Liabilities	2,202,306
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares – 5,000,000 – none issued or outstanding	$0
Common Stock, $.001 par value:
Authorized Shares – 100,000,000
Issued Shares – 35,823,006
Outstanding Shares – 33,323,006	35,823
Additional Paid in Capital	37,444,463
Accumulated Deficit	(2,977,837)
Treasury Stock	(540,000)
Total Shareholders’ Equity	33,962,448
Total Liabilities and Shareholders’ Equity	$42,893,022

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS, AS AMENDED

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
Net Revenue	$9,172,479	$2,740,023
Cost of Revenue	3,226,075	564,868
Gross Profit	$5,946,405	$2,175,155
Operating Expenses
Selling, General and Administrative	5,268,247	2,045,432
Amortization of Purchased Intangibles	178,346	0
Income from Operations	$499,812	$129,722
Other Income(Expenses)
Interest Income	54,650	0
Interest Expense	(11,088)	(28,100)
Other Income(Expense)	0	87,905
Income before Income Taxes	$543,373	$189,527
Provision for Income Taxes	204,815	73,195
Net Income	$338,558	$116,332

Net Income Per Share
Basic	$0.01	$0.01
Fully Diluted	$0.01	$0.00

Weighted Average Shares(Basic)	32,672,371	21,209,749
Weighted Average Shares(Fully Diluted)	39,390,940	26,886,223

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY, AS AMENDED

			Additional			Total
	Common Stock		Paid In	Accumulated	Treasury	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at January 1, 2005	31,484,023	$33,984	$30,658,267	$(3,316,395)	$(540,000)	$26,835,856

Exercise of Stock Options, Net	209,383	209	122,174			122,383

Purchase Transactions, Net	1,629,600	1,630	6,664,022			6,665,652

Net Profit, March 31, 2005				338,558		338,558

Balance at March 31, 2005	33,323,006	$35,823	$37,444,463	$(2,977,837)	$(540,000)	$33,962,448

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS, AS AMENDED

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

Operating Activities
Net Profit	338,558	116,332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	292,700	5,371
Provision for Doubtful Accounts	241,453	9,945
Deferred Taxes	166,780	73,196
Loss on Deposit	0	25,000
Change in operating assets and liabilities:
Restricted Cash	(99,612)	0
Accounts Receivable	(961,817)	(149,426)
Other Assets	(390,610)	0
Prepaid Expenses	(510,339)	(57,644)
Accounts Payable	558,924	(179,232)
Deferred Revenue	133,589	184,271
Other Accrued Liabilities	(273,686)	74,357
Net cash (used in) provided by operating activities	(504,060)	102,170

Investing Activities
Purchases of property and equipment	(182,426)	(254,251)
Cash in Acquisitions, Net	(5,583,193)	0
Other Investing Activities	(20,988)	(6,205)
Net cash used in investing activities	(5,786,607)	(260,456)

Financing Activities
Principal Payments Made	(295,580)	(2,152,143)
Proceeds from Notes Payable	0	140,000
Net proceeds from Equity Transactions, Net	89,935	2,750,000
Net cash (used in)provided by financing activities	(205,646)	737,857
Net Cash Change	(6,496,313)	591,571
Cash Balance, January 1	17,160,520	311,849
Cash Balance, March 31	$10,664,207	$891,420

Supplemental Information
Interest Paid	$11,088	$28,100
Income Taxes Paid	$391,678	$24,827

Non Cash Investing and Financing Activities

On January 14, 2005, the Company purchased the stock of the MarketSmart Companies.  $3 million of the purchase price was paid utilizing the Company’s common stock along with options valued at $150,000. The Company received net intangible assets of $6,439,941 and net tangible liabilities of ($289,941).

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

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 which was originally filed June 23, 2005, and to be reissued concurrently with this filing, reflecting the matters described under the following section ”Correction of Error”. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Quarter Ended March 31, 2005

	Previously Reported	As Amended

Revenue	$10,179,157	$9,172,479
Cost of Sales	3,226,144	3,226,075
Gross Profit	6,953,012	5,946,405
Selling, General and Administrative	5,571,754	5,446,593
Other Income(Expense)	43,561	43,561
Income Before Taxes	1,424,820	543,373
Income Tax Provision	545,230	204,815
Net Income	$879,590	$338,558

Earnings Per Share
Basic	0.03	0.01
Fully Diluted	0.02	0.01

Quarter Ended March 31, 2004

	Previously Reported	As Amended

Revenue	$3,825,431	$2,740,023
Cost of Sales	1,460,526	564,868
Gross Profit	2,364,905	2,175,155
Selling, General and Administrative	1,465,241	2,045,432
Other Income(Expense)	59,805	59,805
Income Before Taxes	959,469	189,527
Income Tax Provision	320,778	73,195
Net Income	$638,691	$116,332

Earnings Per Share
Basic	0.03	0.01
Fully Diluted	0.02	0.00

March 31, 2005

	As Reported	Adjustment	As Restated
Summarized Consolidated Balance Sheet
Total Current Assets	$19,841,491	$(2,562,410)	$17,279,081
Total Other Assets	25,629,882	(15,940)	25,613,942
Total Assets	$45,471,373	$(2,578,351)	$42,893,022

Total Current Liabilities	$6,312,268	$416,000	$6,728,268
Total Long-Term Liabilities	2,202,306		2,202,306
Shareholders’ Equity	36,956,799	(2,994,351)	33,962,448
Total Liabilities and Shareholders’ Equity	$45,471,373	$(2,578,351)	$42,893,022

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

Furniture & Fixtures	$467,985
Equipment	1,018,578
Software	457,924
Leasehold Improvements	166,565
Subtotal	$2,111,052
Accumulated Depreciation	341,448
Net Property & Equipment	$1,769,604

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

	Quarter Ending March 31, 2005		Quarter Ending March 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,531,140	$0.78	4,138,026	$0.23
Granted	1,650,000	$5.20	38,225	$2.36
Forfeited	(500)	$2.75	0	N/A
Exercised	0	N/A	0	N/A
Outstanding at end of year	6,180,640	$1.90	4,176,251	$0.33

The weighted average grant date fair value of options granted during the first quarter of 2005 was $1.08.

The following table summarizes information about stock options outstanding at March 31, 2005.

Options Outstanding

Range of Exercise Prices	Options Outstanding	Weighted Average remaining contractual life	Weighted Average Exercise Price
$0.13 - $0.99	3,660,661	7.13	$0.16
$1.00 - $2.49	417,489	4.45	$1.65
$2.50 - $3.79	85,725	4.41	$2.87
$3.80 - $6.00	2,016,765	8.28	$5.08
Total	6,180,640	7.28	$1.90

The following table summarizes the options exercisable on March 31, 2005.

Options Exercisable

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.13 - $0.99	3,660,661	$0.16
$1.00 - $2.49	238,058	$1.32
$2.50 - $3.79	25,725	$2.75
$3.80 - $6.00	75,000	$4.12
Total Options Exercisable at March 31, 2005	3,999,444	$0.32

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	March 31, 2005	December 31, 2004
Expected Life(in years)	3.36	2.90
Volatility	48.3%	61.00%
Risk Free Interest Rate	3.42%	3.33%
Dividend Yield	0.00%	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the quarter ended March 31, 2005 and March 31, 2004:

	Quarter Ending March 31, 2005	Quarter Ending March 31, 2004
Net Income, as reported	$338,558	$116,332
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(367,737)	(4,183)
Pro forma net income	$(29,179)	$112,149
Earnings per share, as reported:
Basic	$0.01	$0.01
Fully Diluted	$0.01	$0.00
Pro forma earnings per share:
Basic	$0.00	$0.01
Fully Diluted	$0.00	$0.00

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

The following reconciles the denominators of basic and fully diluted earnings per share:

	2005	2004
Denominator – Shares
Basic weighted-average shares	32,672,371	21,209,749
Effect of dilutive securities	6,718,569	5,676,474
Fully Diluted weighted-average shares	39,390,940	26,886,223

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Intangible Assets and Goodwill

During 2004 and 2005 to date, the Company entered into six purchase agreements in which it allocated a total of $22,832,177 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of March 31, 2005:

Online Dating

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$12,209,681	$0	$12,209,681
Client List	7 Years	416,000	24,453	391,547
Website Code and Development	5 Years	1,220,584	97,350	1,123,234
Client Relations	6 Months	99,000	51,750	47,250
Totals		$13,945,265	$173,553	$13,771,712

Search Engine Optimization

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 Years	$175,000	$26,250	$148,750
Goodwill		53,708	0	53,708
Totals		$228,708	$26,250	$202,458

Advertising

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$3,424,941	$0	$3,424,941
Trade Names		590,000	0	590,000
Employment Agreements	4 Years	535,000	33,437	501,563
Customer Relations	8 Years	1,890,000	39,375	1,850,625
Totals		$6,439,941	$72,812	$6,367,129

Software  and Systems Development and Hosting

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$1,387,843	$0	$1,387,843
Software Code		580,000	5,313	574,687
Employment Agreements	4 Years	471,011	8,907	462,104
Totals		$2,438,854	$14,220	$2,424,634

Company Totals

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$17,076,173	$0	$17,076,173
Other Intangibles	5,976,595	286,835	5,689,760

The Company’s amortization expense over the next five years is as follows:

2005	$786,325
2006	973,980
2007	967,230
2008	884,123
2009	633,637
Thereafter	854,465
Total	$5,099,760

Long Term Liabilities

The long term liabilities consisted of the following as of March 31, 2005:

Notes Payable, Net of Current Portion	$362,867
Deferred Income Tax Payable, Net of Current Portion	1,579,269
Deferred Rent	258,872
Other	1,298
Total	$2,202,306

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

Accounting for Contingent Consideration

In connection with its prior acquisitions, the merger consideration may be increased as the former stockholders of each entity are entitled to earn a payment in cash contingent upon satisfaction of certain future internal performance goals set forth in the definitive merger agreement.   The total amount of future consideration available to the stockholders of each entity will be treated as additional purchase price and allocated to goodwill and are as follows:

	WebCapades	MarketSmart	Ozona Online	Personals Plus	Kowabunga
Balance, January 1, 2005	$500,000	$0	$0	$0	$0
Quarter Acquisitions	0	100,000	200,000	450,000	2,250,000
Totals	$500,000	$100,000	$200,000	$450,000	$2,250,000

In connection with the acquisition of Kowabunga! Marketing, Inc., the merger acquisition may also be increased as the former shareholders are entitled to earn a payment in stock upon meeting certain performance goals.  The maximum amount of stock they may earn is $2,700,000 to be valued after the performance goals are met.

In addition, the former shareholders of the above acquisitions were granted a total of 270,000 options which when vested will be charged to stock based compensation expense (see stock based compensation).

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

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Historical, as amended	Pro Forma Combined, as amended	Historical, as amended	Pro Forma Combined, as amended
Revenues	9,172,479	10,028,261	2,740,023	7,591,044
Net Income	338,558	432,214	116,332	726,069
Basic Earnings Per Share	0.01	0.01	0.01	0.03
Diluted Earnings Per Share	0.00	0.01	0.00	0.02

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

NET SALES BY INDUSTRY SEGMENT

	2005, as amended		2004, as amended
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$4,810,315	52.44	$2,740,023	100.00
Online Dating	1,869,944	20.39	0	0.00
Advertising	2,341,698	25.53	0	0
Software, Systems Development and Hosting	193,236	2.11	0	0
Elimination	(42,713)	(0.47)	0	0.00
Total	$9,172,479	100.00	$2,740,023	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005, as amended	2004, as amended
Search Engine Enhancement	$312,268	$264,430
Online Dating	381,724	0
Advertising	160,777	0
Software, Systems Development and Hosting	(268)	0
Other	(311,128)	(74,903)
Total	$543,373	$189,527

TOTAL ASSETS BY INDUSTRY SEGMENT

	March 31, 2005, as amended		March 31, 2004, as amended
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$7,156,071	16.69	$2,308,023	60.22
Online Dating	15,024,714	35.03	0	0.00
Advertising	8,325,661	19.41	0	0.00
Software, Systems Development and Hosting	3,125,563	7.29	0	0.00
Other	9,261,013	21.59	2,325,909	39.78
Total	$42,893,022	100.00	$4,633,932	100.00

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

Item 2.                                   Management Discussion and Analysis or Plan of Operation

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 29 and elsewhere in this quarterly report or in any amendment we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

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

Through a series of acquisitions completed in 2004 and 2005 to date, we now operate our businesses through eight direct wholly owned subsidiaries: WebSourced, Inc., the three companies which make up the MarketSmart Companies, Cherish, Inc., Ozona Online Network, Inc., KowaBunga! Marketing, Inc., and Primary Ads, Inc.  We also operate through one indirect wholly owned subsidiary, Personals Plus, Inc. which is a direct, wholly owned subsidiary of Cherish, Inc.

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Our total assets as of March 31, 2005 were approximately $42.9 million compared to approximately $32.4 million as of December 31, 2004.  This increase was attributable to many factors.  During the first three months of 2005 we acquired MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. (collectively, the “MarketSmart Companies”), Personals Plus, Inc., Ozona Online Network, Inc., and Kowabunga! Marketing, Inc.   As a result of these acquisitions, we acquired approximately $14.1 million in intangible assets and allocated approximately $9.35 million to goodwill during 2005.  Our accounts receivable increased approximately $1.65 million, from approximately $2.0 million on December 31, 2004 to $3.65 million of March 31, 2005.  A portion of this increase ($960,000) is attributable to internal growth and $700,000 is attributable to acquisitions. Our cash and cash equivalents decreased from approximately $17.2 million on December 31, 2004 to $10.6 million on March 31, 2005.  The decrease was primarily the result of acquisitions utilizing $5.6 million in cash.

Our total liabilities as of March 31, 2005 were approximately $8.9 million compared to approximately $5.6 million as of December 31, 2004.  Total debt at March 31, 2005 was approximately $1.0 million, compared to $1.0 million on December 31, 2004.  Our accounts payable increased from approximately $700,000 on December 31, 2004 to approximately $1.3 million on March 31, 2005.  This increase was caused by internal growth of $400,000 and acquisitions of $200,000.

Shareholders’ Equity was approximately $34.0 million at March 31, 2005 compared to approximately $26.8 million at December 31, 2004.  This increase resulted primarily from our issuing an aggregate of 1,629,400 shares of our common stock in connection with our acquisitions and our generating approximately $340,000 of net income during the three months ended March 31, 2005.

Comparison of Operating Results for Three Months ended March 31, 2005 and March 31, 2004

Sales for the three months ended March 31, 2005 increased 234% to approximately $9.2 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment increased from approximately $2.7 million to approximately $4.8 million during this period.  This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.  Additionally, during 2004 and the first three months of 2005, as a result of our acquisitions, we entered into the online dating, advertising and software development and hosting segments.  Sales from these segments were approximately $4.4 million during the first three months of 2005.  We did not begin entering these segments until the third quarter of 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the three months ended March 31, 2005 were approximately $5.9 million (65% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $2.2 million (79% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.  As well, the Company has entered into business segments that traditionally have lower gross profit percentages including its advertising and web development segments.

General and administrative expenses were approximately $5.5 million (59% of sales) for the three months ended March 31, 2005.  For the same period last year, the expenses totaled approximately $2.05 million (75% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the three months ended March 31, 2005 was approximately $340,000 compared to approximately $116,000 for the three months ended March 31, 2004.  Basic earnings per common share for the three months ended March 31, 2005 were $0.01 and $0.01 for the three months ended March 31, 2004.  Fully diluted earnings per share for three months ended March 31, 2005 was $0.01 versus $0.00 for the three months ended March 31, 2004.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2005 and December 31, 2004 were approximately $10.7 million and $17.2 million, respectively.  During the three months ended March 31, 2005 we used cash primarily to fund acquisitions.

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

Cash Flows from Operating Activities

We used, on a net basis, approximately $500,000 in cash from operating activities during the three months ended March 31, 2005, as compared to generating approximately $100,000 during the same period for the fiscal year ended December 31, 2004.  This decrease in cash from operating activities is primarily a result of a greater increase to our accounts receivable during the three months ended March 31, 2005 as compared to during the three months ended March 31, 2004, offset by an increase in our accounts payable during the same period.  Our accounts receivable increased from $2.0 million on December 31, 2004 to $3.65 million on March 31, 2005.  A portion of this increase ($960,000) is attributable to internal growth and $700,000 of this increase is attributable to acquisitions.  Our prepaid expenses increased by $510,000, primarily the result of federal and state income taxes paid of $370,000 through the first three months which will be refundable.  Our accounts payable, accrued expenses, other current liabilities and deferred revenue increased from $3.5 million on December 31, 2004 to $5.05 million on March 31, 2005.  The increase of $1.55 million is primarily attributable to acquisitions.

Cash Flows from Investing Activities

We used, on a net basis, approximately $5.8 million cash in investing activities during the first three months of 2005 as compared to using approximately $260,000 during the first three months of 2004.  This increase was due primarily to our acquisitions during the first three months of 2005, for which we used approximately $5.6 million cash.

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

Cash Flows from Financing Activities

We used approximately $200,000 cash in financing activities during the three months ended March 31, 2005, as compared to generating approximately $740,000 during the same period in 2004.  The primary use of cash from financing activities during the three months ended March 31, 2005 was to repay principal on outstanding installment debt related to prior acquisitions.  During the three months ended June 30, 2005 we repaid principal on this debt totaling $300,000.  The primary source of cash generated from financing activities during the three months of 2004 was proceeds, totaling approximately $2.8 million, from the sale of common stock.  These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $2.15 million.

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

NET SALES BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$4,810,315	52.44	$2,740,023	100.00
Online Dating	1,869,944	20.39	0	0.00
Advertising	2,341,698	25.53	0	0
Software, Systems Development and Hosting	193,236	2.11	0	0
Elimination	(42,713)	(0.47)	0	0.00
Total	$9,172,479	100.00	$2,740,023	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005	2004
Search Engine Enhancement	$312,268	$264,430
Online Dating	381,724	0
Advertising	160,777	0
Software, Systems Development and Hosting	(268)	0
Other	(311,128)	(74,903)
Total	$543,373	$189,527

TOTAL ASSETS BY INDUSTRY SEGMENT

	March 31, 2005		March 31, 2004
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$7,156,071	16.69	$2,308,023	60.22
Online Dating	15,024,714	35.03	0	0.00
Advertising	8,325,661	19.41	0	0.00
Software, Systems Development and Hosting	3,125,563	7.29	0	0.00
Other	9,261,013	21.59	2,325,909	39.78
Total	$42,893,022	100.00	$4,633,932	100.00

Subsequent Events

PrimaryAds, Inc.

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

Our affiliate marketing business relies on a third-party software technology provider which has threatened to discontinue its services, and its failure to continue to provide such services could irreparably harm our business. We rely on Direct Response Technologies, Inc. (“DRT”) to provide important software technology services to PrimaryAds Inc. (“PrimaryAds”), our affiliate marketing business, pursuant to a written Agreement (the “Direct Track Agreement”).  DRT has threatened to terminate the Direct Track Agreement unless we agree to direct PrimaryAds to only purchase software technology services from DRT, and to commit that we and all of our subsidiaries including KowaBunga! Marketing, Inc. (“KowaBunga”) -- a direct competitor of DRT -- will not compete with the network version of DRT’s software technology.  To date we have been unable to obtain adequate assurances from DRT that it will not terminate its software technology services to PrimaryAds.   We may seek among other things preliminary injunctive relief, and thereafter a permanent injunction, directing DRT to continue (as it is contractually obligated) to provide PrimaryAds access to and use of DRT’s software technology, and not to diminish or degrade the scope and quality of the services provided to PrimaryAds. If DRT is successful in terminating its software technology services to PrimaryAds, then our PrimaryAds business could suffer irreparable harm including but not limited to the destruction of its business, and loss of goodwill and reputation with its valued customers. This could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.  DRT has also refused to return certain information regarding

PrimaryAds’ business that is currently in DRT’s possession and control. If DRT is successful in refusing to provide this information, then our PrimaryAds business could suffer additional irreparable harm including but not limited to the further destruction of its business, and loss of goodwill and reputation with its valued customers. This could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock. Moreover, we expect this litigation to be expensive, both in terms of legal fees and expenses that we will be forced to expend, and in terms of the management time of our officers and the officers of our subsidiaries, including PrimaryAds and KowaBunga, that will be required during the course of this litigation. This could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Item 3.                                   Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report.  This evaluation was subsequently modified due to the identification of items described below.  Based on and as of the date of the foregoing evaluation as modified, we determined that our internal controls over revenue recognition for certain of our contracts at our search engine enhancement segment were deficient, and constituted a material weakness, and therefore our disclosure controls and procedures were not effective as of March 31, 2005.

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

1.                                       On January 14, 2005, as part of our acquisition of MarketSmart Advertising, Inc., Rightstuff, Inc. d/b/a Bright Idea Studio, and Checkup Marketing, Inc. (which we refer to collectively, as the “MarketSmart Companies”), we issued an aggregate of one million shares of common stock to the stockholders of the MarketSmart Companies.

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

3.1	Articles of Incorporation of CGI Holding Corporation, as amended as of February 26, 2004. (2)

3.2	Restated By-laws of CGI Holding Corporation. (7)

4.1	Form of Warrant to purchase common stock of CGI Holding Corporation for August 2004 offering. (3)

4.2	Form of Warrant to purchase common stock of CGI Holding Corporation for December 6, 2004 offering. (3)

4.3	Form of Registration Rights Agreement by and among CGI Holding Corporation and certain of its shareholders for December 6, 2004 offering. (3)

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

10.3	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Gregory J. Cox. (7)

10.4	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and M. Lewis Finch III. (7)

10.5	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Steven Thanhauser. (7)

10.6

First Amendment to Agreement, dated December 23, 2004, by and among CGI Holding Corporation, Proceed Acquisition Sub, Inc., Meandaur, Inc. d/b/a Proceed Interactive, Bruce A. Findley, Jonathan Schepke and Stephen Schepke., dated February 15, 2005. (4)

10.7	Agreement by and among the Company, PPI Acquisition Sub, Inc., Personals Plus, Inc. and Paul Widisky, dated February 21, 2005. (6)

10.8	Employment Agreement by and between Webcapades, Inc., PPI Acquisition Sub, Inc. and Paul Widisky. (7)

31.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

(3)

Incorporated by reference and filed as an exhibit to the CGI Holding Corporation’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

(4)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (SEC File No. 001-32442).

(5)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2005 (SEC File No. 033-19980-D).

(6)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2005 (SEC File No. 033-19980-D).

(7)	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 033-19980-D).

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