Form 10QSB/A
period 2005-06-30
CGI HOLDING CORP
filed 2005-12-30
CIK 829323

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
SIGNATURES

i

EXPLANATORY NOTE

On October 27, 2005, we concluded that we would need to amend and restate our previously issued unaudited consolidated financial statements and other financial information for the quarter ended June 30, 2005, as well as other periods.  The restatement results from a change to the manner in which we now believe we must recognize revenue generated by our search engine enhancement (SEE) business segment.  As previously disclosed, we recognized revenues from the SEE business segment in the period that they are deemed to be earned and collectible under the accrual method of accounting using the proportional performance model. In the proportional performance model, revenue is recognized using the pattern in which value is provided to the customer over the term of the contract.  Subsequently based on comments we received from the Staff of the Securities and Exchange Commission, we determined that the manner in which we applied the proportional performance revenue recognition model: (1) did not adequately rely on objective evidence of the value of services performed, and (2) did not provide sufficient evidence to prove the collectibility of the accelerated revenue stream.  As a result, we have restated portions of our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 by recognizing revenue for each deliverable under our SEE business segment on a straight-line basis over the term of the contract. We believe it is appropriate to use straight-line if there is not adequate objective evidence of the value of services performed.  Additionally, using straight-line allows us to more closely match cash receipts with revenue recognition.  As a result, collection of amounts recognized as revenue is reasonably assured.

The restatement also results from a change to the manner in which we present revenues from our PrimaryAds, Inc. subsidiary.  As previously disclosed, we recognized revenues from PrimaryAds on a gross basis by recording as revenue the gross amount received from advertisers and recording as cost of sales the amount paid to the publishers placing the advertisements.  We believed the gross presentation was appropriate because, in accordance with EITF 99-19, we believed the following were the predominant factors:  (1) PrimaryAds had credit risk to the extent that it is responsible for payments to affiliates, despite standard contractual language stating that if PrimaryAds does not get paid for an advertisement, it is not obligated to pay the affiliate.  In practice, PrimaryAds chooses to pay affiliates in the event of non-payment by advertisers in order to maintain its marketplace relationships, and (2) PrimaryAds sets pricing with respect to the amount paid to the affiliate.  Subsequently, based on additional analyses performed by us in response to comments raised by the Staff of the Securities and Exchange Commission, we believe that the predominant factors underlying EITF 99-19 support the net treatment.  Specifically, the factors we previously believed to be predominant are now believed to have a lesser significance in the gross versus net analysis, with PrimaryAds not being the primary obligor in the arrangement rising to predominant status.  We have restated our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 by presenting revenue from PrimaryAds on a net, rather than gross, basis.

Additionally, in the third quarter of 2005, we changed the useful life of the Customer Relations intangible asset for our PrimaryAds, Inc. subsidiary from ten years to five years.  We have retroactively applied this change to all periods that we owned this intangible asset, including the period covered by this quarterly report on Form 10-QSB/A for the quarter ended June 30, 2005.

This Form 10-QSB/A does not update any other information set forth in the original filing of our Quarterly Report on Form 10-QSB for the period ended June 30, 2005. This Form 10-QSB/A does not reflect any events or developments occurring subsequent to August 15, 2005.

PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET, As Amended

JUNE 30, 2005

Assets
Current Assets
Cash and Cash Equivalents	$1,796,925
Restricted Cash	652,307
Accounts Receivable	6,179,047
Allowance for Doubtful Accounts	(153,986)
Notes Receivable – Related Party	280,175
Deferred Tax Asset	508,690
Prepaid Corporate Income Taxes	1,051,658
Prepaid Expenses	821,227
Other Current Assets	258,608
Total Current Assets	11,394,651
Property and Equipment, net	2,428,391
Other Assets
Deferred Tax Asset	708,647
Goodwill	24,978,970
Intangible Assets	8,679,556
Other Assets	350,980
Total Other Assets	34,718,153
Total Assets	$48,541,195

Liabilities and Shareholders’ Equity
Current Liabilities
Current Portion of Long-Term Debt	$667,049
Notes Payable - Line of Credit	1,480,000
Accounts Payable	3,273,786
Deferred Revenue	3,978,137
Client Prepaid Media Buys	717,478
Accrued Expenses and Other Current Liabilities	600,875
Total Current Liabilities	10,717,325

Long-Term Liabilities	3,553,022
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares – 5,000,000 – none issued or outstanding	0
Common Stock, $.001 par value:
Authorized Shares – 100,000,000
Issued Shares – 35,824,428
Outstanding Shares – 33,324,428	35,824
Additional Paid in Capital	37,439,602
Retained Earnings(Accumulated Deficit)	(2,752,893)
Treasury Stock	(540,000)
Accumulated Other Comprehensive Income	88,315
Total Shareholders’ Equity	34,270,848
Total Liabilities and Shareholders’ Equity	$48,541,195

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME, As Amended

SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended		Three Months Ended
	2005	2004	2005	2004
Net Revenue	$19,487,285	$6,303,113	$10,314,806	$3,563,090
Cost of Revenue	6,765,676	1,343,137	3,539,602	778,269
Gross Profit	12,721,609	4,959,976	6,775,204	2,784,821
Operating Expenses
Selling, General and Administrative	11,288,834	4,364,406	6,020,587	2,318,974
Amortization of Purchased Intangibles	563,550	—	385,204	—
Income from Operations	869,224	595,570	369,413	465,847
Other Income(Expenses)
Interest Income	77,242	256	22,592	256
Interest Expense	(34,495)	(28,100)	(23,407)	—
Other Income(Expense)	4,500	62,905	4,500	(25,000)
Income before Income Taxes	916,471	630,631	373,098	441,102
Provision for Income Taxes	352,969	236,186	148,154	162,991
Net Income	563,502	394,445	224,944	278,111
Other Comprehensive Income Unrealized Gain on Securities	88,315	—	88,315	—
Comprehensive Income	$651,816	394,445	$313,259	$278,111

Net Income Per Share
Basic	$0.02	$0.02	$0.01	$0.01
Fully Diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average Shares(Basic)	32,999,634	22,037,010	33,323,369	22,764,287
Weighted Average Shares(Fully Diluted)	39,005,859	27,659,103	39,068,603	28,386,380

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, As Amended

	Shares	Amount	Paid In Capital	Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Shareholders’ Equity

Balance at January 1, 2005	31,484,023	$33,984	$30,658,266	$(3,316,395)	—	$(540,000)	$26,835,855

Exercise of Stock Options, Net	210,983	211	123,464				123,675

Purchase Transactions, Net	1,629,422	1,629	6,657,872				6,659,501

Other Comprehensive Income					88,315		88,315

Net Profit, June 30, 2005				563,502			563,502

Balance at June 30, 2005	33,324,428	$35,824	$37,439,602	$(2,752,893)	$88,315	$(540,000)	$34,270,848

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS, As Amended

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Operating Activities
Net Profit	$563,502	$394,445
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	826,705	37,885
Provision for Doubtful Accounts	377,196	247,641
Deferred Taxes	270,676	187,255
Loss on Deposit	—	50,000
Change in operating assets and liabilities:
Restricted Cash	(146,917)	—
Accounts Receivable	(3,357,214)	(757,481)
Prepaid Expenses and Other Assets	(1,307,240)	(147,158)
Accounts Payable	1,783,547	(387,958)
Deferred Revenue	1,003,788	344,809
Other Accrued Liabilities	(287,949)	708,831
Net cash (used in) provided by operating activities	(273,906)	678,269

Investing Activities
Purchases of property and equipment	(988,757)	(495,358)
Cash in Acquisitions, Net	(15,027,348)	—
Other Investing Activities	(121,146)	(6,205)
Net cash used in investing activities	(16,137,251)	(501,563)

Financing Activities
Principal Payments Made	(450,913)	(2,152,143)
Proceeds from Notes Payable	1,480,000	140,000
Net proceeds from issuance of common stock	18,475	2,793,127
Net cash provided by financing activities	1,047,562	780,984
Net Cash Change	(15,363,595)	957,690
Cash Balance, January 1	17,160,520	311,849
Cash Balance, June 30	$1,796,925	$1,269,538

Supplemental Information
Interest Paid	$34,595	$28,100
Income Taxes Paid	$1,140,678	$24,827

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

On April 22, 2005, the Company purchased the stock of the PrimaryAds, Inc. The Company received net intangible assets of $11,091,132 and net tangible liabilities of ($818,802).

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

FOOTNOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 which was originally filed June 23, 2005, and will be reissued concurrently with this filing, reflecting the matters described under the following section ”Correction of Error”. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

In the third quarter of 2005, the Company changed the useful life of the Customer Relations intangible asset for its PrimaryAds, Inc. subsidiary from ten years to five years.  The Company has applied this change to this quarter of 2005. (See “Acquisitions”).

2005

	Previously Reported		As Amended
	Six Months	Three Months	Six Months	Three Months
	Ended June 30, 2005		Ended June 30, 2005
Revenue	$26,247,814	$16,068,658	$19,487,285	$10,314,806
Cost of Sales	10,557,748	7,331,604	6,765,676	3,539,602
Gross Profit	15,690,066	8,737,054	12,721,609	6,775,205
Selling, General and Administrative	13,186,330	7,634,576	1,1852,384	6,405,791
Other Income (Expense)	47,247	3,685	47,247	3,685
Income Before Taxes	2,530,983	1,106,163	916,471	373,098
Income Tax Provision	962,110	416,879	352,969	148,154
Net Income	$1,568,873	$689,284	$563,502	$224,944

Earnings Per Share
Basic	$0.05	$0.02	$0.02	$0.01
Fully Diluted	$0.04	$0.02	$0.01	$0.01

2004

	Previously Reported		As Amended
	Six Months	Three Months	Six Months	Three Months
	Ended June 30, 2004		Ended June 30, 2004
Revenue	$8,399,436	$4,574,005	$6,303,113	$3,563,090
Cost of Sales	1,186,906	608,063	1,343,137	778,269
Gross Profit	7,212,530	3,965,942	4,959,976	2,784,821
Selling, General and Administrative	5,114,509	2,767,587	4,364,406	2,318,974
Other Income (Expense)	35,061	(24,744)	35,061	(24,744)
Income Before Taxes	2,133,082	1,173,611	630,631	441,102
Income Tax Provision	707,611	386,833	236,186	162,991
Net Income	$1,425,471	$786,778	$394,445	$278,111

Earnings Per Share
Basic	$0.06	$0.03	$0.02	$0.01
Fully Diluted	$0.05	$0.03	$0.01	$0.01

June 30, 2005

	As Reported	Adjustment	As Restated
Summarized Consolidated Balance Sheet
Total Current Assets	$13,148,377	$(1,753,726)	$11,394,651
Total Other Assets	37,995,495	(848,951)	37,146,544
Total Assets	$51,143,872	$(2,602,677)	$48,541,195

Total Current Liabilities	$9,152,740	$1,564,585	$10,717,325
Total Long-Term Liabilities	4,261,594	(708,572)	3,553,022
Shareholders’ Equity	37,729,538	(3,458,690)	34,270,848
Total Liabilities and Shareholders’ Equity	$51,143,872	$(2,602,677)	$48,541,195

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

Furniture & Fixtures	$507,688
Equipment	1,223,909
Software	1,012,499
Leasehold Improvements	174,543
Subtotal	$2,918,639
Accumulated Depreciation	490,248
Net Property & Equipment	$2,428,391

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

The Company experienced no impairment loss relating to its intangible assets in 2005 and no indicators of future impairment losses exist as of June 30, 2005.

The Company amortizes its identifiable intangible assets, which result from its acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

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

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

June 30, 2005
Expected Life(in years)	3.40
Volatility	48.1%
Risk Free Interest Rate	3.38%
Dividend Yield	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the three and six months ended June 30, 2005 and June 30, 2004:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2005, As Amended		June 30, 2004, As Amended
Net Income, as reported	$224,944	$563,502	$278,111	$394,445
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(127,744)	(344,709)	(5,387)	(9,570)
Pro forma net income	$97,200	$218,793	$272,724	$384,875
Earnings per share, as reported:
Basic	$0.01	$0.02	$0.01	$0.02
Fully Diluted	$0.01	$0.01	$0.01	$0.01
Pro forma earnings per share:
Basic	$0.00	$0.01	$0.01	$0.02
Fully Diluted	$0.00	$0.01	$0.01	$0.01

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

Intangible Assets and Goodwill

During 2004 and 2005, the Company entered into seven purchase agreements in which it allocated a total of $34,912,276 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of June 30, 2005:

Online Dating

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$12,244,056	$0	$12,244,056
Client List	7 Years	416,000	39,310	376,690
Website Code and Development	5 Years	1,220,584	158,378	1,062,206
Client Relations	6 Months	99,000	65,250	33,750
Totals		$13,979,640	$262,938	$13,716,702

Search Engine Optimization

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 Years	$175,000	$37,917	$137,083
Goodwill		73,579	0	73,579
Totals		$248,579	$37,917	$210,662

Advertising

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$3,513,043	$0	$3,513,043
Trade Names	Indefinite	590,000	0	590,000
Employment Agreements	4 Years	535,000	66,875	468,125
Customer Relations	8 Years	1,890,000	118,125	1,771,875
Totals		$6,528,043	$185,000	$6,343,043

Software and Systems Development and Hosting

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$1,432,160	$0	$1,432,160
Software Code	5 Years	580,000	34,313	545,687
Employment Agreements	3-4 Years	471,011	44,579	426,432
Totals		$2,483,172	$78,892	$2,404,280

Affiliate Marketing

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$7,716,132	$0	$7,716,132
Customer Relations	5 Years	3,000,000	100,000	2,900,000
Employment Agreements	4 Years	175,000	7,292	167,708
Trade Names	Indefinite	200,000	0	200,000
Totals		$11,091,132	$107,292	$10,983,840

Company Totals

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$24,978,970	$0	$24,978,970
Other Intangibles	9,351,595	672,039	8,679,556

The Company’s amortization expense over the next five years is as follows:

2005	$830,287
2006	1,617,730
2007	1,610,980
2008	1,527,873
2009	1,248,220
Thereafter	1,054,466
Total	$7,889,556

Long Term Liabilities

The long term liabilities consisted of the following as of June 30, 200:

Notes Payable, Net of Current Portion	$206,994
Deferred Income Tax Payable, Net of Current Portion	3,086,226
Deferred Rent	259,802
Total	$3,553,022

Notes Payable – Line of Credit

The Company’s WebSourced, Inc. division currently has a line of credit with Wachovia Bank.  This line of credit has a maximum of $500,000.  The interest rate is equal to 1-month LIBOR + 2.00% which was 5.11% as of June 30, 2005.  The balance, as of June 30, 2005, was $145,000.  The note matures on May 5, 2006 and is reviewed and renewable annually.

CGI Holding Corporation has a line of credit with Wachovia Bank of up to $5,000,000.  The interest rate is equal to 1-month LIBOR + 2.00% which was 5.11% as of June 30, 2005.  The balance as of June 30, 2005 was $1,335,000.  The note matures on May 5, 2006, is reviewed and renewable annually.

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

On March 11, 2005 the Company completed its acquisition of KowaBunga! Marketing, Inc. (“Kowabunga!”) by acquiring 100 percent of the voting stock, for an aggregate of $500,000 cash and 127,818 shares of the Company’s common stock valued at $750,000. Further, the shareholders of KowaBunga! may receive an aggregate earnout payment of up to $4,950,000 based on the pre-tax earnings of KowaBunga! for the first twelve full calendar quarters following the closing. KowaBunga! is in the business of producing and selling software services related to the marketing of products and services of its customers over the Internet and has been assigned to the Advertising segment. The Company completed this acquisition to help in the development of the Company’s affiliate marketing strategy.

On March 24, 2005 the Company acquired the assets of Smart Interactive Ltd. (“Smart Interactive”), a leading provider of search engine marketing services to companies throughout Great Britain and Europe.  The Company paid a total of $19,871 for these assets.

Based in Newcastle, England, Smart Interactive is led by world-renowned search engine expert, Mike Grehan. He is the author of the best-selling book “Search Engine Marketing” and one of Europe’s most recognized and sought-after search engine marketing speakers.

The acquisition of Smart Interactive will position WebSourced with a full-time, fully staffed UK office. This will set the stage for the Company to expand services in Great Britain and throughout the rest of Europe.

On April 22, 2005, the Company acquired 100 percent of the voting common stock of PrimaryAds pursuant to the Merger Agreement. PrimaryAds is an affiliate marketing company specializing in pay for performance advertising. As consideration for the merger, the shareholders of PrimaryAds received an aggregate of $9,975,000 in cash. In addition, the Company issued to the shareholders and employees of the PrimaryAds Surviving Corporation warrants to purchase an aggregate of 146,000 shares of Company common stock. Further, the shareholders of PrimaryAds may receive an aggregate earnout payment of up to $16,000,000 based on the pre-tax earnings of PrimaryAds for the first twelve full calendar quarters following the closing. The first $10,000,000, to the extent earned, will be paid in shares of the Company's common stock. The remainder, to the extent earned, will be paid 50% in cash and 50% in shares of the Company's common stock. The Company completed this acquisition to enter into the affiliate marketing segment of internet advertising.

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

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets (Liabilities) Assumed	Goodwill and Purchased Intangibles	Deferred Tax Liabilities	Total Consideration
Market Smart	855,516	6,439,941	(959,087)	6,336,370
Personals Plus	(355,594)	5,247,790	(268,312)	4,623,884
Ozona Online	(15,692)	916,413	(114,439)	786,283
Kowabunga	16,739	1,522,440	(287,573)	1,251,606
Smart Interactive	—	19,871	—	19,871
PrimaryAds	470,248	11,091,132	(1,289,050)	10,272,330

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

	Cash Consideration	Stock Consideration	Total Earnout Consideration

WebCapades	$500,000	$0	$500,000
MarketSmart	100,000	0	100,000
Ozona Online	200,000	0	200,000
Personals Plus	450,000	0	450,000
Kowabunga	2,250,000	2,700,000	4,950,000
Primary Ads	3,000,000	13,000,000	16,000,000
Totals	$6,500,000	$15,700,000	$22,200,000

In addition, the former shareholders of the above acquisitions were granted a total of 360,000 options which when vested will be charged to stock based compensation expense (see stock based compensation).

Pro Forma Financial Information

During the six months ended June 30, 2005, the Company acquired the following businesses in transactions that were accounted for using the purchase method of accounting: 1) the MarketSmart Companies, 2) Personals Plus, Inc., 3) Ozona Online Networks, Inc., 4) Kowabunga! Marketing, Inc., and 5) PrimaryAds, Inc.  The following table summarizes the pro forma results of our operations for the six months ended June 30, 2005 and 2004 as if the acquisitions had occurred on January 1, 2004, instead of their respective later acquisition dates:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	19,487,285	21,680,069	6,303,113	17,196,809
Net Income	563,502	1,204,122	394,445	1,754,536
Basic Earnings Per Share	0.02	0.04	0.02	0.05
Diluted Earnings Per Share	0.01	0.03	0.01	0.05

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	10,314,806	10,515,706	3,563,090	9,097,411
Net Income	224,944	282,109	278,111	1,024,350
Basic Earnings Per Share	0.01	0.01	0.01	0.03
Diluted Earnings Per Share	0.01	0.01	0.01	0.03

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments.  The Company had five operating segments at June 30, 2005, search engine enhancement, online dating, traditional advertising, affiliate marketing and software, systems development and hosting.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT, As Amended

	Six months ended June 30
	2005		2004
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$9,309,221	47.77%	$6,303,113	100.00%
Online Dating	3,804,891	19.52%	0	0.00%
Advertising	4,762,645	24.44%	0	0.00%
Software, Systems Development and Hosting	1,088,937	5.59%	0	0.00%
Affiliate Marketing	631,227	3.24%	0	0.00%
Elimination	(109,636)	(0.56)%	0	0.00%
Total	$19,487,285	100.00%	$6,303,113	100.00%

NET SALES BY INDUSTRY SEGMENT, As Amended

	Three months ended June 30
	2005		2004
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$4,498,906	43.62%	$3,563,090	56.53%
Online Dating	1,934,947	18.76%	—	0.00%
Advertising	2,420,947	23.47%	—	0.00%
Software, Systems Development and Hosting	895,701	8.68%	—	0.00%
Affiliate Marketing	631,227	6.12%	—	0.00%
Elimination	(66,923)	(0.65)%	—	0.00%
Total	$10,314,805	100.00%	$6,303,113	100.00%

PRE TAX PROFIT FROM CONTINUING OPERATIONS, As Amended

	Six months ended June 30
	2005	2004
Search Engine Enhancement	$292,107	$780,712
Online Dating	963,578	0
Advertising	315,807	0
Software, Systems Development and Hosting	21,727	0
Affiliate Marketing	311,047	0
Other	(987,795)	(150,081)
Total	$916,471	$630,631

PRE TAX PROFIT FROM CONTINUING OPERATIONS, As Amended

	Three months ended June 30
	2005	2004
Search Engine Enhancement	$(20,161)	$516,281
Online Dating	$581,854	$0
Advertising	$155,030	$0
Software, Systems Development and Hosting	$21,995	$0
Affiliate Marketing	$311,047	$0
Other	$(676,667)	$(75,179)
Total	$373,098	$441,102

TOTAL ASSETS BY INDUSTRY SEGMENT, As Amended

	Amount	Percent
Search Engine Enhancement	$8,120,971	16.73
Online Dating	14,985,329	30.87
Advertising	8,542,352	17.60
Software, Systems Development and Hosting	3,252,136	6.70
Affiliate Marketing	13,005,817	26.79
Other	634,590	1.31
Total	$48,541,195	100.00

Subsequent Events

RESO Acquisition

On July 15, 2005, the Company acquired 100% of the voting common stock of RESO, a real estate school, offering online and CD-ROM real estate licensing courses primarily in Florida. As consideration for the acquisition, the Company paid an aggregate of $2,200,000 in cash and an aggregate of 1,023,256 shares of the Company’s common stock.  In addition, the Company issued warrants to purchase an aggregate of 60,000 shares of Company common stock.  The sale shareholder of RESO may also receive an aggregate earnout payment of up to $500,000 (the “Earnout Payment”) based on the pre-tax earnings of RESO for the first twelve full calendar quarters following the closing.  The Earnout Payment, to the extent earned, will be paid 50% in cash and 50% in shares of Company common stock.

Baby to be Letter of Intent

The Company has entered into a letter of intent to merge with privately held Morex Marketing Group, LLC, a New York limited liability company (“Morex”) and the parent company of the Internet website www.Babytobee.com. Through Babytobee.com, Morex has developed an unusually successful model for direct marketing to expecting parents, primarily via the Internet.

Members’ Edge Letter of Intent

The Company has also entered into a letter of intent to acquired privately held Member’s Edge, LLC, a Delaware limited liability company (“Member’s Edge”), a provider of value-added consumer services.

Item 2.                           Management Discussion and Analysis or Plan of Operation

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 34 and elsewhere in this quarterly report or in any amendment we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Our total assets as of June 30, 2005 were approximately $48.5 million compared to approximately $32.4 million as of December 31, 2004.  This increase was attributable to many factors.  During the first six months of 2005 we acquired MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. (collectively, the “MarketSmart Companies”), Personals Plus, Inc., Ozona Online Network, Inc., Kowabunga! Marketing, Inc., and PrimaryAds, Inc.   As a result of these acquisitions, we acquired approximately $25.45 million in intangible assets and allocated approximately $17.3 million to goodwill during 2005.  Our accounts receivable increased approximately $4.2 million, from approximately $2.0 million on December 31, 2004 to $6.2 million of June 30, 2005.  A significant portion of this increase ($3.0 million) is attributable to internal growth and $1.2 million is attributable to acquisitions. Our cash and cash equivalents decreased from approximately $17.2 million on December 31, 2004 to $1.8 million on June 30, 2005.  The decrease was primarily the result of acquisitions utilizing $15.0 million in cash.

Our total liabilities as of June 30, 2005 were approximately $14.3 million compared to approximately $5.6 million as of December 31, 2004.  Total debt at June 30, 2005 was approximately $2.3 million, compared to $1.0 million on December 31, 2004.  The increase in debt was used to fund our acquisition of PrimaryAds. Our accounts payable increased from approximately $700,000 on December 31, 2004 to approximately $3.3 million on June 30, 2005.  This increase was caused by internal growth of $2.5 million and acquisitions of $0.8 million.

Shareholders’ Equity was approximately $34.3 million at June 30, 2005 compared to approximately $26.8 million at December 31, 2004.  This increase resulted primarily from our issuing an aggregate of 1,629,400 shares of our common stock in connection with our acquisitions and our generating approximately $563,000 of net income during the six months ended June 30, 2005.

Comparison of Operating Results for Six Months ended June 30, 2005 and June 30, 2004

Sales for the six months ended June 30, 2005 increased 209% to approximately $19.5 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment increased from approximately $6.3 million to approximately $9.3 million during this period.  This increase was due to the addition of new customers over the past year primarily as a result of the continued increase in our sales force.  Additionally, during 2004 and the first six months of 2005, as a result of our acquisitions, we entered into the online dating, advertising, affiliate marketing and software development and hosting segments.  Sales from these segments were approximately $10.2 million during the first six months of 2005.  We did not begin entering these segments until the third quarter of 2004.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the six months ended June 30, 2005 were approximately $12.7 million (65% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $5.0 million (79% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.  As well, the Company has entered into business segments that traditionally have lower gross profit percentages including its advertising and web development segments.

General and administrative expenses were approximately $11.8 million (61% of sales) for the six months ended June 30, 2005.  For the same period last year, the expenses totaled approximately $4.4 million (69% of sales).  The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.  We expect to continue this trend as we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the six months ended June 30, 2005 was approximately $563,000 compared to approximately $395,000 for the six months ended June 30, 2004.  Basic earnings per common share for the six months ended June 30, 2005 were $0.02 and $0.02 for the six months ended June 30, 2004.  Fully diluted earnings per share for six months ended June 30, 2005 was $0.01 versus $0.01 for the six months ended June 30, 2004.

Comparison of Operating Results for Three Months Ended June 30, 2005 and June 30, 2004

Sales for the quarter ended June 30, 2005 increased 189% to approximately $10.3 million from the same period in the prior fiscal year.  Sales from our search engine enhancement segment increased to $4.5 million for the quarter ended June 30, 2005 from $3.6 million for the same period last year. Additionally, during 2004 and the first two quarters of 2005, as a result of our acquisitions, we entered into the online dating, advertising, affiliate marketing, and software development and hosting segments.  Sales from these segments were approximately $5.8 million during the second quarter of 2005.  We expect to continue to grow as we acquire and integrate new businesses and expand our current businesses.

The gross profits for the quarter ended June 30, 2005 were approximately $6.8 million (66% of sales).  In contrast the gross profits for the equivalent period in 2004 were approximately $2.8 million (78% of sales).  The decrease in our gross profit as a percentage of revenues was in part due to the increase in our operations, engineering and production department to better serve our client base in our search engine enhancement segment.  As well, the Company has entered into business segments that traditionally have lower gross profit percentages including its advertising and web development segments.

General and administrative expenses were approximately $6.4 million (62% of sales) for the quarter ended June 30, 2005.  For the same period last year, the expenses totaled approximately $2.3 million (65% of sales).  We expect our general and administrative expenses to decrease as a percentage of sales we further integrate our acquisitions and continue increasing our revenue in advance of our fixed operating costs.

Our net income for the quarter ended June 30, 2005 was approximately $225,000 compared to approximately $280,000 for the quarter ended June 30, 2004.  Basic earnings per common share for the quarter ended June 30, 2005 were $0.01 versus $0.01 for the quarter ended June 30, 2004.  Fully diluted earnings per share for the quarter ended June 30, 2005 was $0.01 versus $0.01 for the quarter ended June 30, 2004.

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

Cash Flows from Operating Activities

We used, on a net basis, approximately $275,000 in cash from operating activities during the six months ended June 30, 2005, as compared to generating approximately $680,000 during the same period for the fiscal year ended December 31, 2004.  This decrease in cash from operating activities is primarily a result of a greater increase to our accounts receivable during the six months ended June 30, 2005 as compared to during the six months ended June 30, 2004, offset by an increase in our accounts payable during the same period.  Our accounts receivable increased from $2.0 million on December 31, 2004 to $6.2 million on June 30, 2005.  A significant portion of this increase ($3.0 million) is attributable to internal growth and $1.2 million of this increase is attributable to attributable to acquisitions.  Our prepaid expenses increased by $1.3 million, primarily the result of federal and state income taxes paid of $715,000 through the first six months which will be refundable.  Our accounts payable, accrued expenses, other current liabilities and deferred revenue increased from $3.5 million on December 31, 2004 to $7.9 million on June 30, 2005.  The increase of $4.4 million is attributable to internal growth of $2.3 million and acquisitions of $2.1 million.

Cash Flows from Investing Activities

We used, on a net basis, approximately $16.1 million cash in investing activities during the first six months of 2005 as compared to using approximately $500,000 during the first six months of 2004.  This increase was due primarily to our acquisitions during the first six months of 2005, for which we used approximately $15.0 million cash.

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

Cash Flows from Financing Activities

We generated approximately $1.0 million cash in financing activities during the six months ended June 30, 2005, as compared to generating approximately $780,000 during the same period in 2004.  The primary source of cash generated from financing activities during the six months ended June 30, 2005, was proceeds, totaling approximately $1.48 million, from our lines of credit with Wachovia Bank, which we used to fund our acquisition of.  The primary use of cash from financing activities during the six months ended June 30, 2005 was to repay principal on outstanding installment debt related to prior acquisitions.  During the six months ended June 30, 2005 we repaid principal on this debt totaling $450,000.  The primary source of cash generated from financing activities during the six months of 2004 was proceeds, totaling approximately $2.8 million, from the sale of common stock.  These proceeds were offset by cash used to repay principal on outstanding debt totaling approximately $2.15 million.

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. Each segment has separate management that reports to a person that makes decisions about performance assessment and resource allocation for all segments.  The Company had five operating segments at June 30, 2005, search engine enhancement, online dating, traditional advertising, affiliate marketing and software, systems development and hosting.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “other” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT, As Amended

	Six months ended June 30
	2005		2004
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$9,309,221	47.77%	$6,303,113	100.00%
Online Dating	3,804,891	19.52%	0	0.00%
Advertising	4,762,645	24.44%	0	0.00%
Software, Systems Development and Hosting	1,088,937	5.59%	0	0.00%
Affiliate Marketing	631,227	3.24%	0	0.00%
Elimination	(109,636)	(0.56)%	0	0.00%
Total	$19,487,285	100.00%	$6,303,113	100.00%

NET SALES BY INDUSTRY SEGMENT, As Amended

	Three months ended June 30
	2005		2004
	Amount	Percent	Amount	Percent
Search Engine Enhancement	$4,498,906	43.62%	$3,563,090	56.53%
Online Dating	1,934,947	18.76%	—	0.00%
Advertising	2,420,947	23.47%	—	0.00%
Software, Systems Development and Hosting	895,701	8.68%	—	0.00%
Affiliate Marketing	631,227	6.12%	—	0.00%
Elimination	(66,923)	(0.65)%	—	0.00%
Total	$10,314,805	100.00%	$6,303,113	100.00%

PRE TAX PROFIT FROM CONTINUING OPERATIONS, As Amended

	Six months ended June 30
	2005	2004
Search Engine Enhancement	$292,107	$780,712
Online Dating	963,578	0
Advertising	315,807	0
Software, Systems Development and Hosting	21,727	0
Affiliate Marketing	311,047	0
Other	(987,795)	(150,081)
Total	$916,471	$630,631

PRE TAX PROFIT FROM CONTINUING OPERATIONS, As Amended

	Three months ended June 30
	2005	2004
Search Engine Enhancement	$(20,161)	$516,281
Online Dating	$581,854	$0
Advertising	$155,030	$0
Software, Systems Development and Hosting	$21,995	$0
Affiliate Marketing	$311,047	$0
Other	$(676,667)	$(75,179)
Total	$373,098	$441,102

TOTAL ASSETS BY INDUSTRY SEGMENT, As Amended

	Amount	Percent
Search Engine Enhancement	$8,120,971	16.73
Online Dating	14,985,329	30.87
Advertising	8,542,352	17.60
Software, Systems Development and Hosting	3,252,136	6.70
Affiliate Marketing	13,005,817	26.79
Other	634,590	1.31
Total	$48,541,195	100.00

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

Item 3.                           Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report.  This evaluation was subsequently modified due to the identification of items described below.  Based on and as of the date of the foregoing evaluation as modified, we determined that our internal controls over revenue recognition for certain of our contracts at our search engine enhancement segment and presentation of revenue at our affiliate marketing segment were deficient, and constituted a material weakness, and therefore our disclosure controls and procedures were not effective as of June 30, 2005.

The deficiencies in our internal controls resulted in improper recognition of revenue at our WebSourced subsidiary and improper presentation of revenue at our PrimaryAds subsidiary.  The first deficiency at WebSourced was the lack of adequate objective criteria of the value of services provided to customers to support use of the proportional performance model using the pattern in which value is provided to the customer over the term of the contract to recognize revenue generated by WebSourced.  The second deficiency at WebSourced related to the lack of sufficient evidence to support the collectibility of amounts recognized under certain contracts on an accelerated basis. At PrimaryAds, the deficiency resulted from a misapplication of the principles governing whether the revenues of PrimaryAds should be presented on a gross or net basis.

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

10.2         Employment Agreement, dated April 22, 2005 by and between Kenneth M. Harlan and PrimaryAds, Inc. (4)

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