Form 10KSB/A
period 2004-12-31
CGI HOLDING CORP
filed 2006-01-31
CIK 829323

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

Documents incorporated by reference:

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

Explanatory Note
Item 7.	Financial Statements
SIGNATURES
INDEX OF EXHIBITS

EXPLANATORY NOTE

On December 30, 2005, we restated portions of our previously issued audited consolidated financial statements and other financial information for the year ended December 31, 2004, as well as other periods.  The restatement resulted from a change to the manner in which we now believe we must recognize revenue generated by our search engine enhancement (SEE) business segment.  In the footnotes to the restated financial statements we described the change in a number of places including in a section titled “Change in Accounting”.  We are filing this restatement to clarify that our change in revenue recognition did not constitute a change in accounting method, but rather a correction of an error.

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

/s/ Blackman Kallick Bartelstein LLP
Blackman Kallick Bartelstein LLP

Chicago, Illinois
November 21, 2005

CGI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004 AND 2003

	December 31,
	2004, As Amended	2003, As Amended
Assets
Current Assets
Cash and Cash Equivalents	$17,160,520	$311,849
Restricted Cash	427,153	0
Accounts Receivable	1,975,356	445,043
Allowance for Doubtful Accounts	(138,275)	(31,153)
Notes Receivable – Related Party	280,175	268,870
Other Notes Receivable	0	100,000
Deferred Tax Asset	1,011,897	340,000
Prepaid Expenses and Other Current Assets	626,805	4,202
Total Current Assets	21,343,631	1,438,811
Property And Equipment, Net	1,307,398	80,891
Other Assets
Deferred Tax Asset	684,687	2,099,146
Goodwill	7,717,068	0
Intangible Assets	1,100,626	0
Other Assets	251,132	81,499
Total Other Assets	9,753,513	2,180,645
Total Assets	$32,404,542	$3,700,347

Liabilities And Shareholders’ Equity
Current Liabilities
Current Portion Of Long-Term Debt	$571,773	$605,079
Notes Payable – Related Party	0	710,000
Accounts Payable	706,467	417,429
Deferred Revenue	2,207,422	1,137,510
Client Prepaid Media Buys	554,562	0
Accrued Expenses Other Current Liabilities	554,165	84,499
Total Current Liabilities	4,594,389	2,954,517

Long-Term Liabilities	974,298	697,064
Shareholders’ Equity
Preferred Stock, $.001 Par Value:
Authorized Shares – 5,000,000 – None Issued Or Outstanding	0	0
Common Stock, $.001 Par Value:
Authorized Shares – 100,000,000
Issued Shares – 33,984,023 in 2004 and 23,389,458 in 2003
Outstanding Shares – 31,484,023 In 2004 And 20,889,458 In 2003	33,983	23,389
Additional Paid In Capital	30,658,267	5,655,760
Accumulated Deficit	(3,316,395)	(5,090,383)
Treasury Stock	(540,000)	(540,000)
Total Shareholders’ Equity	26,835,855	48,766
Total Liabilities And Shareholders’ Equity	$32,404,542	$3,700,347

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	December 31,
	2004, As Amended	2003, As Amended
Net Revenue	$17,621,100	$5,781,946
Cost of Revenue	4,091,939	977,447
Gross Profit	13,529,161	4,804,499
Operating Expenses
Selling, General and Administrative	10,585,315	5,410,204
Amortization of Purchased Intangibles	108,489	0
Income (Loss) from Operations	2,835,357	(605,705)
Other Income (Expenses)
Interest Income	22,164	6,254
Interest Expense	(44,603)	(94,354)
Other Income (Expense)	24,863	(8,125)
Income (Loss) Before Income Taxes	2,837,781	(701,930)
Income Tax Expense (Benefit)	1,063,793	(779,749)
Income Before Discontinued Operations	1,773,988	77,819
Discontinued Operations
Net Loss From Disposition (Net of Applicable Taxes)	0	(742,835)
Net Income (Loss)	$1,773,988	$(665,016)

Income Per Share Before Discontinued Operations
Basic	$0.07	$0.00
Fully Diluted	$0.06	$0.00
Income (Loss) Per Share From Discontinued Operations
Basic	$0.00	$(0.04)
Fully Diluted	$0.00	$(0.03)
Net Income (Loss) Per Share
Basic	$0.07	$(0.04)
Fully Diluted	$0.06	$(0.03)

Weighted Average Shares (Basic)	24,332,967	18,684,269
Weighted Average Shares (Fully Diluted)	30,264,304	22,559,971

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

CGI HOLDING CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY, AS AMENDED

	Common Stock		Additional Paid in	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Capital	deficit	Stock	Equity
Balance January 1, 2003	16,612,557	$19,112	$5,239,268	$(4,425,367)	$(540,000)	$293,013

Exercise Of Stock Options, Net	1,076,901	1,077	99,692			100,769

Stock Based Compensation	3,200,000	3,200	316,800			320,000

Net Profit 2003				(665,016)		(665,016)

Balance December 31, 2003	20,889,458	23,389	5,655,760	(5,090,383)	(540,000)	48,766

Exercise of Stock Options, Net	366,240	366	61,923			62,289

Sale of Common Stock, Net	8,223,563	8,223	20,665,677			20,673,900

Purchase Transactions, Net	2,004,762	2,005	4,274,907			4,276,912

Net Income 2004				1,773,988		1,773,988

Balance December 31, 2004	31,484,023	$33,983	$30,658,267	$(3,316,395)	$(540,000)	$26,835,855

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

Cherish currently serves more than 3.78 million registrants (users) and has almost 60,000 paid members across thirteen distinct online dating communities.  Revenues are generated from a monthly membership fee - approximately $20 per month per community - which allows users to obtain complete access to the individual community.  Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services.  Www.eroticy.com and www.swappernet.com are two of such alternative lifestyle websites.

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

Discontinued Operations – Safe Environment Corp of Indiana

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

	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	4,138,026	$0.23	1,690,519	$0.22
Granted	501,256	$3.36	2,447,507	$0.24
Forfeited	(9,230)	$0.75	—	—
Exercised	(98,912)	$0.31	—	—
Outstanding At End Of Year	4,531,140	$0.78	4,138,026	$0.23

The weighted average grant date fair value of options granted during 2004 and 2003 was $0.54 and $0.04, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004.

OPTIONS OUTSTANDING

Range Of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.10 - $0.99	3,660,661	7.5	$0.15
$1.00 - $2.49	417,489	4.7	$1.65
$2.50 - $3.79	86,225	4.7	$2.87
$3.80 - $6.00	366,765	6.4	$5.50
	4,531,140	6.9	$0.77

The following table compares the options exercisable on December 31, 2004 and 2003.

OPTIONS EXERCISABLE

Range Of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.10 - $0.99	3,660,661	$0.16
$1.00 - $2.49	54,293	$2.00
$2.50 - $3.79	0
$3.80 - $6.00	75,000	$4.12
Total 2004 Options Exercisable	3,789,954	$0.27
Total 2003 Options Exercisable	3,622,731	$0.18

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
Denominator - Shares
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

Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2004 and 2003:

	Due Date	Interest Rate	2004	2003
Audrey Love	10/30/02	8.25	$0	$70,000
Paul Doll	6/1/02	10.00	0	28,000
Cib Bank	11/2/03	13 + 1 Mezzanine Fee	0	98,750
High Falls Development	8/2005	11.50	0	81,830
Statewide Insurance Company	10/06	4.00	0	1,023,563
Webcapades Former Owners	08/06	4.00	965,839	0
Total Notes Payable			$965,839	$1,302,143

Notes Payable — Related Party
Roberti Jacobs Family Trust	DEMAND	18.00	$0	$200,000
Roberti Jacobs Family Trust	DEMAND	13.00	0	250,000
Roberti Jacobs Family Trust	DEMAND	13.00	0	170,000
Roberti Jacobs Family Trust	6/30/04	15.00	0	90,000
Total Notes Payable- Related Party			$0	$710,000

The Roberti Jacobs Family Trust is controlled by a family member of one of the Company’s officers.

Principal payments on the notes issued to the former owners of WebCapades for the next five years are as follows:

2005	$571,773
2006	394,066
Totals	$965,839

Long Term Liabilities

The long term liabilities consisted of the following as of December 31, 2004 and 2003:

	2004	2003
Notes Payable, Net of Current Portion	$394,066	$697,064
Deferred Income Tax Payable, Net of Current Portion	376,336	—
Deferred Rent	202,598	—
Deposits	1,298	—
Total	$974,298	$697,064

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

In addition, the former shareholders were granted 100,000 options which when vested will be charged to stock based compensation expense (see stock based compensation).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of January, 2006.

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