Form 10KSB
period 2005-12-31
THINK PARTNERSHIP INC
filed 2006-03-31
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended: December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File 001-32442

THINK PARTNERSHIP INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	87-0450450
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

5 Revere Drive, Suite 510

Northbrook, Illinois 60062

(Address of Principal Executive Offices)

(847) 562-0177

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock par value $0.001	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act). Yes ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $40,440,729.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

Based on the last trade price of $1.92 per share for the issuer’s common stock on March 27, 2006, the market value of the issuer’s common stock held by non-affiliates would be $49,279,800.96.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

41,404,257 shares of $0.001 par value common stock as of March 27, 2006.

Documents incorporated by reference:

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Shareholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

i

PART I

Item 1.                                                           Description of Business

We are a Nevada corporation headquartered in Northbrook, Illinois, a suburb of Chicago. Through our wholly-owned direct and indirect subsidiaries we provide world class technology solutions to businesses and individuals. Our business is organized into three segments:  Think Technology Services, Think Marketing Services and Think Consumer Services.

We were incorporated in the State of Nevada in October 1987. At our last annual meeting of shareholders, held March 14, 2006, our shareholders formally approved our proposal to change our legal name to Think Partnership Inc. As of March 17, 2006 we employed, through our operating subsidiaries, 287 persons. Our principal executive offices are located at 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. Our telephone number is (847) 562-0177. The address of our website is www.thinkpartnership.com.

From 1993 until 1997 we had no operations. In 1997, we acquired two private companies that were subsequently divested. In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc. Since 2002 we have acquired a total of nine companies which now serve as the platform for all of our business operations. We anticipate continuing to acquire companies that we believe will strategically fit into our business segments.

Summary of Products and Services

Think Technology Services Segment

Our Think Technology Services segment, comprised of our wholly owned subsidiaries Ozona Online Network, Inc. and KowaBunga! Marketing, Inc., offers world class technology and marketing solutions to online marketers and advertisers. Ozona Online Network provides start-to-finish web design, customized web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access. Kowabunga! provides Internet marketing software technologies, including software for affiliate marketing, search engine marketing and opt-in email marketing. In addition, we have entered into a definitive agreement to purchase Litmus Media, Inc. Litmus offers integrated solutions for performance-based advertising, search marketing and e-retailing industries. See “Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

Think Marketing Services Segment

Our Think Marketing Services segment is comprised of our wholly-owned subsidiaries, MarketSmart Advertising, Inc., MarketSmart Interactive, Inc., PrimaryAds Inc., and Morex Marketing, LLC. MarketSmart Advertising is a traditional off-line advertising agency that provides branding, collateral advertising, public relations, television advertising, and radio advertising services in seven states and the District of Columbia. MarketSmart Interactive, Inc. offers interactive marketing solutions to more than 500 clients designed to help businesses increase revenues from their websites by utilizing a variety of interactive marketing channels, such as search engine optimization (SEO), paid search and affiliate marketing. PrimaryAds is a cost-per-action affiliate marketing network that places its clients’

advertisements on partner websites within its affiliate network and generates revenue each time a web user accepts a desired action, such as signing up for an email or filling out a survey. Morex is a life stages lead generation business that focuses on marketing to expectant mothers. Morex focuses on generating leads both online and over the phone and markets those leads to Consumer Package Goods (CPG) manufactures and advertisers.

Think Consumer Services Segment

Our Think Consumer Services segment is comprised of our direct and indirect subsidiaries, Real Estate School Online, Inc. and Cherish, Inc., Vintacom Florida, Inc. and Personals Plus, Inc. Real Estate School Online is an online real estate education site, providing accredited real estate licensing courses in Florida and Georgia. Cherish, and its wholly-owned subsidiaries, Personals Plus, and Vintacom offer a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for by age, gender, hobbies, and location, and then make contact with that individual or individuals in an online environment.  Revenues are generated from a monthly membership fee, approximately $25 per month per community, which allows users to obtain complete access to the individual community. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services. We have entered into a letter of intent to sell our Think Consumer Services segment. Although we are under no pressure to divest ourselves of this segment as it is profitable, after due consideration, we believe that this transaction, if completed, would clarify our business model, and better focus our management time and capital on integration and growth opportunities for our Think Marketing Services and Think Technology Services segments. See “Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

Summary of Sales and Marketing

We use a variety of marketing methods to build awareness of our services and technologies in our target markets and to establish credibility and leadership in the marketplace. These methods include marketing materials, advertising, press coverage and other public relations efforts, direct marketing, trade shows, seminars and conferences, relationships with recognized industry analysts, partner programs and our websites.

Think Technology Services Segment

Sales of services for our Ozona Online Network subsidiary are primarily developed by referrals and a reseller program focused on two market segments: real estate and automobile manufacturing. Ozona Online Network does not advertise. KowaBunga! currently employs three sales people who are focused on selling software products and services and employs one person dedicated to recruiting affiliates. KowaBunga! markets itself through a variety of channels by participating in industry trade shows, producing white papers, newsletters, web seminars with Marketing Sherpa and advertising in niche publications.

Think Marketing Services Segment

MarketSmart Advertising currently employs eight people who are dedicated to facilitating business development and relationship management. MarketSmart Advertising belongs to a variety of state and local advertising, commerce, trade organizations and professional associations. Additionally, it is a licensed vendor for state and local governments.

MarketSmart Interactive employs a staff of approximately twenty in-house sales professionals. MarketSmart Interactive compensates its sales force with a commission structure that rewards sales representatives for each new client in order to foster team spirit and encourage additional new sales. MarketSmart Interactive employs an extensive team of account managers who are responsible for maintaining a high level of existing customer satisfaction. In order to help facilitate customer retention, MarketSmart Interactive encourages its account managers and sales professionals to work together closely to identify potential upgrade opportunities. MarketSmart Interactive utilizes a number of marketing channels to promote its services, including participating in trade shows, engaging its employees to speak at typically more than two dozen conferences and seminars annually, advertising online advertising, posting blogs and appearing in articles in various trade magazines.

Morex employs a variety of techniques to develop business. Currently five employees actively sell its products and services to advertisers. Morex markets itself by using via E-mail, postal list retails, Website banners, category sponsorships, pay-per-click directory marketing and telemarketing.

PrimaryAds has two employees dedicated to developing business for advertising clients (publishers) and two employees devoted to recruiting affiliates to the its network. PrimaryAds participates in various industry trade shows and executes advertising on a limited basis.

Think Consumer Services

Real Estate School Online currently employs two people who manage incoming leads and sales. Real Estate School Online utilizes extensive online marketing campaigns: keyword rankings, ad words, search engine optimization and banner advertising to develop sales.

Cherish and its subsidiaries employ a staff whose purpose is to foster activity on Cherish’s online dating websites and to provide persons with access to professional relationship and dating guidance, question and answer forums, as well as online games and events. The Cherish team continually strives to keep the online dating community interested and engaged by adding and enhancing products and services. We stress customer care and retention as our number one focus.

Cherish markets its online dating services utilizing SEO and pay-per-click advertising, affiliate marketing, paid advertising, strategic partnerships and partner solutions – through numerous partner solutions, and offers custom dating products/services to various niche and vertical markets including newspapers and radio stations across North America.

Overview of Industry

We believe that we offer marketers a variety of ways in which to reach businesses and consumers both online and off-line. We believe the ability to service and account in both advertising realms provides us with a distinct competitive advantage. The bulk of our businesses focus in the online advertising and marketing areas. The level of expenditure in the online advertising and marketing areas has steadily increased, and is projected to continue to grow in the coming years.

Source:  eMarketer, September 2005

Source:  eMarketer, September 2005

Because of the Internet’s increasing influence on consumers, many companies appear to be increasing the percentage of their online advertising and brand budgets. We believe companies will redirect advertising dollars from direct mail and trade promotions to digital marketing and websites, thus increasing Internet marketing budgets.  According to PwC for IAB Internet Advertising Revenue Report/September 2005, many of these companies said integrated marketing, through both physical and digital channels is critical for maximizing the impact of their marketing dollars.  Additionally, the majority of companies said they will increase spending on online advertising when research proves that digital marketing creates a sales impact, draws more attention than other media and has a branding impact. Thus, as companies allocate dollars to advertising and branding online, we believe demand for services to implement these programs will increase.

Our Think Marketing Services segment operates in industries designed to maximize marketing dollars by delivering specific product messages to targeted audiences. On the Internet, as opposed to TV, radio or print advertising, the consumer generally controls which advertising or marketing they will view or access. Through our Think Marketing Services segment, we offer products and services designed to reach consumers who are actively searching for specific products and services.

The online dating industry provides services to help people meet others with whom they might be romantically compatible through a wide variety of profiling, search, collaboration and communication features. In our view, a number of pervasive social trends have positioned the industry for continued growth, including an increase in divorce rates, demanding schedules, and dependence on the Internet as a communication tool. According to Jupiter Research, two out of every five singles have tried online dating as a means to meet other singles. According to Jupiter Research, the online dating industry will likely generate $642 million in revenues on an annual basis by 2007. We have entered into a letter of intent with a public company to sell our Think Consumer Services segment which operates in the online dating industry. Although we are under no pressure to divest ourselves of this segment as it is profitable, after due consideration, we believe that this transaction, if completed, would clarify our business model, and better focus our management time and capital on integration and growth opportunities for our Think Marketing Services and Think Marketing Technologies segments. Additionally, if the sale is consummated, we will obtain a considerable ownership interest in the purchaser whose management and acquisition talents are focused solely on their core business segment. See “Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

Competition

We compete with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients and other companies that provide marketing services. We also compete in the digital marketing services market with several technology system integrators. Our Think Technology Services and Think Marketing Services segments also compete with third-party advertising companies and campaign management technology companies.

We believe that the competitive factors affecting the Internet advertising market are data analysis capabilities, client service, strategy, ad serving technology, functionality and price. We believe we compete proficiently in each area. Our Think Technology Services and Think Marketing Services segments provide a complete range of services designed to meet the needs of any business wanting to advertise and conduct business on the Internet. In particular, our digital marketing services include sophisticated data modeling techniques and dedicated client service teams that seek to employ the best methods, technologies and approaches to make client programs successful. Through our Think Technology Services segment, we offer advertising agencies and direct advertisers an efficient solution for managing end-to-end online marketing campaigns.

Think Technology Services

The competitive market in which Ozona Online Network operates is vast and very difficult to identify individual competitors. Providers range from small firms of one or two people to advertising agencies with very large staffs located in multiple locations nationally and internationally. In order to differentiate itself, the Ozona Online Network provides “single source” solutions. Ozona Online Network is able to evolve a mere idea into a website with the capability to host and manage hardware. By providing an end-to-end solution, Ozona Online Network is able to capture and retain business that a client might have had to work with multiple independent firms to accomplish.

KowaBunga!’s main competitors are Commission Junction, LinkShare, Share of Sale and Direct Tract. Kowabunga! positions itself among these competitors by providing solution-based products for a full spectrum of clients, from the do-it-yourself market to large clients seeking customized software and managed services tied to affiliate networks.

Think Marketing Services

MarketSmart Advertising competes with traditional advertising agencies in seven states and the District of Columbia. MarketSmart Advertising has positioned itself among its competitors by developing long-standing relationships with clients and increasing its business through referrals and new business derived from successful marketing campaigns.

The primary marketing service which MarketSmart Interactive provides is Search Engine Optimization (SEO). SEO has a distinct and competitive environment. It is a fast-growing industry with no real barriers to entry. Each month, new companies proclaim themselves as search engine marketing “experts” and existing web design firms add SEO services to their portfolio. In addition, traditional advertising agencies are realizing that SEO is a valuable service to offer their clients and are either adding these services to their mix or acquiring smaller SEO firms. The lack of any real barriers to entry into the industry allows SEO firms to operate without any specialized training or credentials. We believe that, in this situation, the legitimacy of the SEO industry will be driven by larger SEO companies that are able to show financial strength, proven results, industry recognition and a solid client list. MarketSmart Interactive recently revamped its product offerings to provide clients with specialized products and services based on each client’s needs and marketing plan. Additional products have been developed to facilitate a diversified product base and revenue streams.

Morex owns and operates the Internet website www.babytobee.com. We believe that Babytobee.com is uniquely positioned in the niche marketing industry as the leader in prenatal and new parent E-mail and postal name marketing.  We believe Morex’s competitive first mover advantage presents a barrier to entry into this market. We believe the development of line extensions and new niches will continue to provide Morex with a distinct competitive advantage.

PrimaryAds’ primary competitors include ValueClick, Advertising.com and AzoogleAds. We believe, however, that PrimaryAds is well positioned among these competitors because of its long-standing customer relationships and its commitment to provide superior customer service at competitive prices.

Think Consumer Services

Real Estate School Online’s major competitors include Real Estate Express and CompuTaught. Real Estate School Online competes with these other companies by offering significant products and service differentiators, which include access to customer service and support all day, every day of the week, online and CD formats, content that is well-established with a proven track record of success in the industry, a glossary of terms, an outline of the courses, test-taking techniques and 522 online flash cards that help students prepare for the certification exam.

While there are dominant, large brands in the online dating industry, we believe that new entrants can become formidable competitors through innovation in both their offering of products and their target market. The most recent new approaches are psychological matching and social networking. These fresh new approaches have increased the size of the market. Cherish and its subsidiaries compete by offering innovative features and approaches to its customers, as well as customized dating solutions for its partners, all of which allows Cherish to reach untapped markets. Cherish also provides services with advanced search technologies, instant messaging, dating communities and dating-related commentary and advice.

Recent Developments

On January 20, 2006, we acquired 100% of the membership interests of Morex Marketing Group, LLC, an online marketing company specializing in gathering mother and father-to-be names and presenting them with baby related offers based in New York.

On January 19, 2006, we entered into a loan agreement with Wachovia Bank, National Association. Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note, and $2.5 million, evidenced by a term promissory note.

On February 17, 2006, we entered into an agreement, subsequently amended on March 17, 2006, to acquire Litmus Media, Inc which offers integrated solutions for performance-based advertising, search marketing and e-retailing industries.

On March 20, 2006, we entered into a definitive Securities Purchase Agreement with institutional investors, to sell in a private placement, $26.5 million of Series A Convertible Preferred Shares which are convertible into shares of our common stock upon the occurrence of certain events and warrants.  If not converted, we will be required to redeem the preferred stock on the second anniversary of its issuance. The holders of the preferred stock will initially be paid dividends on the preferred stock equal to 10% of the face value of the preferred stock. The holders of the preferred stock will have the right to convert their holdings into shares of common stock at a price of $2.00 per share subject to possible adjustments from time to time. In connection with the preferred stock offering, we will also issue warrants to the institutional investors, exercisable for five years, to purchase up to 5,300,000 shares of common stock at an initial exercise price of $2.50 per share, subject to certain adjustments.

On March 22, 2006, we announced that we signed a letter of intent to sell our Think Consumer Services segment to Mountains West Exploration Inc. for an aggregate of $21,000,000 in cash and unregistered common stock of Mountains West valued at $9,000,000 at the closing of the transaction. Additionally, Mountains West will assume all of our contingent obligations in regard to any additional or earnout obligations or other payments owed to the former shareholders of the subsidiaries that make up our Think Consumer Services segment.

Employees

As of March 16, 2006 we employed, through our operating subsidiaries, 287 persons. None of these persons are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

Item 2.                                                           Description of Properties

On August 30, 2004 we moved our headquarters to 100 N. Waukegan Road, Suite 100, Lake Bluff, Illinois 60044. We signed a one-year office lease for 840 square feet of space at a based rent of $1,260 per month. Due to a fire that damaged the office building in Lake Bluff, in March 2005, we moved our headquarters to 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. We sublease this space pursuant to an oral month-to-month sublease.

Our MarketSmart Interactive subsidiary rents space in Morrisville, North Carolina. MarketSmart Interactive, Inc. entered into a lease agreement with Duke Reality Limited Partnership for office space located at 300 Perimeter Park Drive, Morrisville, North Carolina 27560. In September 2005, Duke Reality sold the property to FirstCal Industrial. The rentable space is 30,970 square feet and rents for $26,752 per month. The lease commencement date was March 1, 2004 and extends through February 28, 2014.

MarketSmart Interactive also rents space in Morrisville, North Carolina for $14,171 per month. This lease is for MarketSmart’s previous location and the lease expired February 1, 2006. MarketSmart Interactive put down a deposit of $90,875 for its office space which is being used to reduce its yearly rental payments. On February 1st of each year, MarketSmart Interactive receives a credit of $20,000 toward its rental payments until the end of the lease on February 1, 2006 at which time the remaining deposit of $20,000 will be refunded. MarketSmart Interactive vacated this space in March 2004. MarketSmart Interactive is legally permitted to sublet this space for the current monthly rental payment but has chosen not to at this time.

Our MarketSmart Advertising subsidiary rents office space for $9,000 from TLC Properties, LLC. The 11,644 square foot facility is located at 5109 Holly Ridge Drive, Raleigh, North Carolina 27612. The lease commencement date was November 1, 2002 and extends through November 1, 2006.

Our Cherish subsidiary rents two separate spaces in Clearwater, Florida. It has signed agreements with Colliers Arnold for offices located at 28050 US 19 N Suite 504 and 28050 US 19 N Suite 509. The office spaces are 2,123 and 4,486 square feet, respectively. Suite 504 rents for $3,921 and Suite 509 for $8,733. Both leases expire on November 30, 2008. During 2004, Cherish, Inc. subleased a portion of Suite 509 to its internet provider, Ozona Ozline Network, Inc. Ozona Ozline Network, Inc. subleases 982 square feet for a monthly payment of $1,568.

Our Ozona Ozline Network subsidiary also has a lease agreement with Colliers Arnold for office space, 28050 US 19 N Suite 507, Clearwater, Florida 33761 which expires on November 30, 2008. The office space is 1,882 square feet and the monthly rent is $4,369.

Personals Plus, Inc. has a lease agreement with Colliers Arnold for a 2,700 square feet facility which is located at 2914 Falkenburg Road, Riverview, Florida 33569. The monthly rent is $3,963 and agreement expires in November 30, 2010.

Real Estate School Online, located at 19501 NE 10th Avenue Suite 200, Miami, Florida 33179, leases a 1,058 square feet office space from Skylake Industrial Park. The agreement requires a monthly payment of $1,641 and expires on August 31, 2007.

PrimaryAds rents space at 303 West Main Street, Suite 4, in Freehold, New Jersey for $2,094 per month from Freehold Two, LLC. The agreement for a 1,140 square feet office space expires in September 2010.

KowaBunga! rents office space at 962 North Newburgh Road, in Westland, Michigan for $3,400 per month. The space is approximately 5,600 square feet and the lease expires on December 31, 2006.

Vintacom Media Group leases approximately 10,000 square feet of office space in Edmonton, Alberta on a month-to-month basis at a rate of $8,970 (Canadian) per month. Vintacom also leases approximately 3,000 square feet of co-location space for its data center in Edmonton, Alberta under a three year term that is renewable at a rate of $7,370 (Canadian) per month, which includes connectivity, backup power, air conditioning, among other services.

Item 3.                                                           Legal Proceedings

MarketSmart Interactive

On May 27, 2005, we and our MarketSmart Interactive, Inc. subsidiary filed a lawsuit against Jason Dowdell, a former employee of MarketSmart Interactive, and his wife, Shannon Dowdell in the Circuit Court of the Eighteenth Judicial Circuit of the State of Florida, in and for Brevard County, which is captioned MarketSmart Interactive, Inc. and CGI Holding Corporation v. Jason Dowdell and Shannon Dowdell. In the lawsuit, we alleged that Mr. Dowdell failed to perform his employment duties and other obligations under an Asset Purchase Agreement pursuant to which MarketSmart Interactive purchased certain business assets from the Dowdells. We also alleged that Mr. Dowdell breached a Confidentiality, Inventions and Non-Competition Agreement between him and MarketSmart Interactive. In the lawsuit, we asserted claims for replevin of certain computer equipment and files Jason Dowdell failed to return to MarketSmart Interactive following the termination of his employment. We also sought a declaratory judgment regarding our right to cancel shares of our common stock issued to Mr. Dowdell as well as warrants to purchase shares of our common stock. Mr. Dowdell alleged he is entitled to these shares of our common stock and warrants to purchase our common stock under the Asset Purchase Agreement. We also sought injunctive relief and damages with respect to the Dowdells’ breach of the Asset Purchase Agreement and Mr. Dowdell’s breach of the Confidentiality, Inventions and Non-Competition Agreement. This lawsuit was settled on the following terms:

•                                          MarketSmart Interactive agreed to allow Mr. Dowdell to keep the shares of stock that were promised to him in the Asset Purchase Agreement.

•                                          Mr. Dowdell agreed to the entry of a Permanent Injunction limiting his competitive activities until July 5, 2006.

•                                          The parties agreed to a mutual release of all claims.

Primary Ads

On May 16, 2005, our PrimaryAds subsidiary filed a lawsuit against Direct Response Technologies, Inc. in the Court of Common Pleas of Allegheny County, Pennsylvania, captioned as PrimaryAds Inc. v. Direct Response Technologies, Inc.,
GD 05-11414. Direct Response Technologies, Inc. (“DRT”) provided software services to PrimaryAds and threatened to terminate those services in breach of PrimaryAds’ agreement with DRT. Additionally, DRT possessed and controlled certain business information regarding PrimaryAds’ business. PrimaryAds sought injunctive relief to maintain the status quo (i.e., continued access to the services), as well as the return of its business information and data. This lawsuit was settled at the end of June 2005, upon the following settlement terms in the form of a consent decree:

•                                          DRT agreed to provide PrimaryAds with a duplicate of its business information and data.

•                                          DRT agreed to continue to provide services to PrimaryAds for nine months after DRT provided PrimaryAds with a duplicate of its business information and data.

•                                          Both parties agreed to release the other from all liability relating to the lawsuit.

•                                          PrimaryAds agreed to dismiss the lawsuit within one month after it received its business information and data from DRT.

After DRT failed to properly return PrimaryAds’ business information and data, PrimaryAds filed a motion asking the Court to require DRT to comply with the terms of the consent decree. In response to the motion, the parties agreed to an amended consent decree which included a non-disparagement clause, a release from all liability relating to the lawsuit, an agreement that PrimaryAds would provide a presentation to DRT relating to its use of DRT’s Affiliate IDs, Codes, and Tracking Codes, an agreement that DRT would continue to provide services to PrimaryAds until October of 2006, and an agreement that PrimaryAds would dismiss the lawsuit. The presentation successfully took place on March 8, 2006 and thus the litigation has concluded.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.                                                           Market for Common Equity and Related Shareholder Matters

Our common stock is listed on the American Stock Exchange under the symbol “THK”. Prior to March 3, 2005, our common stock was quoted on the National Association of Securities Dealers Electronic Bulletin Board (OTCBB) under the symbol “CGIH.OB”. On March 27, 2006 the high and low sales prices for our common stock were $1.96 and $1.862 per share on the AMEX. Set forth below are the high and low sales prices for our common stock for each quarter during the last two years as quoted on the OTCBB or listed by the AMEX, as applicable.

Period Ended	High Sales Price	Low Sales Price
Quarter Ended December 31, 2005	2.97	1.40
Quarter Ended September 30, 2005	3.19	1.57
Quarter Ended June 30, 2005	4.75	1.92
Quarter Ended March 31, 2005	6.05	4.20

Quarter Ended December 31, 2004	6.25	2.75
Quarter Ended September 30, 2004	3.70	1.60
Quarter Ended June 30, 2004	4.55	2.30
Quarter Ended March 31, 2004	2.84	0.40

All prices listed herein for the OTCBB market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 27, 2006, we had

261 record holders of our common stock. Since inception, we have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

The following table presents certain information, as of December 31, 2005, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	0	0	0
Equity compensation plans not approved by security holders	5,845,158	$1.88	0
Total	5,845,158	$1.88	0

* On March 14, 2006, our shareholders approved our 2005 Long-Term Incentive Plan pursuant to which we may grant options, restricted stock and other stock-based awards with respect to up to 10,000,000 shares of our common stock.

Recent Sales of Unregistered Securities

The following sets forth securities sold by us in the last fiscal year without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, the company did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

1.             On January 14, 2005, as part of our acquisition of the MarketSmart Companies, we issued an aggregate of one million shares of common stock to the stockholders of the MarketSmart Companies and options to purchase up to 240,000 shares of common stock to the stockholders and employees of the MarketSmart Companies.

2.             On January 27, 2005, we issued 100,000 shares to Kellogg Capital Group LLC pursuant to the exercise of warrants at $0.13 per share. We also issued 13,258 shares to each of Benton Kendig and James Martin pursuant to the exercise of warrants at $1.00 per share.

3.             On February 21, 2005, as part of our acquisition of Personals Plus, Inc, we issued 426,244 shares of common stock and options to purchase up to 60,000 shares of common stock to the sole stockholder of Personals Plus.

4.             On February 21, 2005, as part of our acquisition of Ozona Online Network, Inc., we issued an aggregate of 75,538 shares of our common stock to the stockholders of Ozona Online and options to purchase up to 60,000 shares of common stock to the stockholders and employees of Ozona Online.

5.             On March 6, 2005, we issued 82,867 shares to Richard H. Albright, Jr. pursuant to the exercise of warrants at $1.00 per share.

6.             On March 11, 2005, as part of our acquisition of Kowabunga! Marketing, Inc., we issued 127,818 shares of our common stock to the sole stockholder of Kowabunga and options to purchase up to 140,000 shares of common stock to the stockholder and employees of Kowabunga.

7.             On April 13, 2005, we issued 400 shares to Gary Munn pursuant to the exercise of warrants at $2.75 per share.

8.             On April 22, 2005, as part of our acquisition of PrimaryAds Inc., we issued options to purchase up to 146,000 shares of common stock to the stockholders and employees of PrimaryAds.

9.             On June 15, 2005, we issued 1,200 shares to Benjamin Wills pursuant to the exercise of warrants at $0.16 per share.

10.           On July 15, 2005, as part of our acquisition of Real Estate School Online, Inc., we issued to Perry Johannesburg, the sole shareholder of Real Estate School Online, an aggregate of 1,023,256 shares of common stock and options to purchase an aggregate of up to 60,000 shares of common stock.

11.           On December 2, 2005, as part of our acquisition of Vintacom Holdings, Inc., we issued to the shareholders of Vintacom, an aggregate of 1,095,616 shares of common stock and we issued to Mr. Brad Hogg, President of Vintacom, options to purchase an aggregate of 60,000 shares of our common stock. We relied upon exemptions contained in Regulation S of the Securities Act to issue the shares without registration.

Item 6.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 29 and elsewhere in this annual report or in any supplement we may file. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Overview

We are a Nevada corporation headquartered in Northbrook, Illinois, a suburb of Chicago. Through our wholly-owned direct and indirect subsidiaries we provide world class technology solutions to businesses and individuals. Our business is organized into three segments:  Think Technology Services, Think Marketing Services and Think Consumer Services.

We were incorporated in the State of Nevada in October 1987. At our last annual meeting of shareholders, held March 14, 2006, our shareholders formally approved our proposal to change our legal name to Think Partnership Inc. As of March 17, 2006 we employed, through our operating subsidiaries, 287 persons. Our principal executive offices are located at 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. Our telephone number is (847) 562-0177. The address of our website is www.thinkpartnership.com.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our financial statements:

•                  We recognize revenues in accordance with the following principles with respect to our different business services:

•                  We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under SAB, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

•      MarketSmart Interactive, Inc.

•                  Search Engine Enhancement Services. Prior to September 2005, we recognized revenue in the period that they were deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract. Beginning in October 2005, we began selling the services previously packaged as separate products in our Search Engine Enhancement business, and now treat each product as a separate deliverable in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables”.  As such, each deliverable is treated as a separate product or deliverable.  We therefore recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

•     Pay Per Click Management Fees. We recognize revenue on pay per click management services in the month the services are performed.

•      Cherish, Inc. We recognize income on monthly and multi- monthly subscription contracts on a straight line basis over the term of the contract.

•                  Personals Plus, Inc. We recognize revenue on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.

•                  The MarketSmart Companies. We recognize revenue in the period in which services are performed.

•                  Kowabunga! Marketing, Inc. We recognize revenue the month in which the software is utilized.  Customers are invoiced on the first of the month for the monthly services.  All overages for the month are billed at the end of the month and are included in our accounts receivable.

•                  Ozona Online Networks, Inc. We recognize revenue through a monthly hosting fee and additional usage fees as provided.

•                  PrimaryAds, Inc.

•                    Revenue is recognized when the related services are performed.

•                  Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer.

•                  Real Estate School Online, Inc. We recognize commission income at the time of sale.  We recognize income on the sale of compact disks upon shipment.

•                  Vintacom Holdings, Inc. Substantially all of our revenues are derived from subscription fees. Revenue is recognized when the related services are performed.  Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the subscription term.

•                  All assets are depreciated over their estimated useful life using the straight line method. Intangible assets are amortized over their estimated lives using the straight line method. Goodwill is tested for impairment annually per SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

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

•                  In accordance with EITF 95-8, the intrinsic value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as an immediate charge to stock-based compensation expense at the time of vesting because the consideration is related to continuing employment with us or the acquired subsidiary.

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents at December 31, 2005 and December 31, 2004 were approximately $2.6 million and $17.2 million, respectively. Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. Our cash deposits exceeded FDIC-insured limits by approximately $1.6 million at various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

We expect that we will continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services. Further, if we are unable to complete the announced sale of our Think Consumer Services segment, we may need to expend additional capital resources on member acquisition costs and integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards. If usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

As part of the agreements to acquire WebCapades, the MarketSmart Companies, Personals Plus, Ozline, KowaBunga!, PrimaryAds, RESO, Vintacom and Morex, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfy certain financial hurdles. As of December 31, 2005, the cash portion of these potential contingent payments totaled approximately $6.65 million which, if and to the extent earned, will likely become payable starting the third quarter of 2007 through the fourth quarter of 2008. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

Since 2002 we have acquired a total of nine companies which now serve as the platform for all of our business operations. We anticipate continuing to acquire companies that we believe will strategically fit into our business segments and to grow by expanding our current operations. We expect that we will incur future capital expenditures relating to this growth. For example, certain events occurring subsequent to December 31, 2005 have had, and will have, an impact on our liquidity and capital resources. On January 20, 2006, we acquired Morex for an aggregate of approximately $9.4 million in cash and approximately 5.8 million shares of our common stock. On January 19, 2006, we entered into loan agreements with Wachovia Bank, N.A. pursuant to which we borrowed an aggregate amount of $16.8 million, comprised of a $2.5 million installment loan payable and $14.3 million drawn under a line of credit. We used approximately $7.2 million of the proceeds to repay amounts due Wachovia under our previous line of credit (which was cancelled as a result of the loan agreements) with all of the remaining proceeds used to fund the cash portion of the purchase price of Morex. Further, on February 17, 2006, we entered into a definitive agreement to acquire Litmus Media, Inc., pursuant to which we agree to the shareholders of Litmus an aggregate of $6.5 million in cash and 3.25 million shares of our common stock at the closing which must occur on or before April 5, 2006. On March 20, 2006, we entered into a definitive securities purchase agreement with institutional investors, to sell in a private placement, $26.5 million of Series A Convertible Preferred Shares and warrants, the closing of which is conditioned on receiving approval of the American Stock Exchange to list, among other things, the shares of our common stock into which the shares of preferred stock are convertible. We expect to use the proceeds of this transaction to fund the cash portion of the Litmus purchase price and for general working capital purposes. For a description of the loan agreement with Wachovia, the acquisition of Morex, the terms of the Litmus acquisition and the terms of the securities purchase agreement, see “Recent Developments” below.

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2005 and 2004, respectively:

	2005	2004
Net cash provided by operating activities	$239,221	$2,575,568
Net cash provided by (used in) investing activities	$(21,326,279)	$(678,446)
Net cash provided by financing activities	$6,535,652	$14,951,549

Cash Flows From Operating Activities

We received approximately $240,000 in cash from operating activities during the fiscal year ended December 31, 2005, as compared to approximately $2.6 million during the fiscal year ended December 31, 2004. This decrease in cash received results from several factors:

•                  Our net income decreased from approximately $1.8 million to a loss of approximately $3,600. This decrease was due to a $2.2 million increase in expenses incurred at the corporate level and cumulative losses in our Think Technology Services segment of approximately $400,000. The losses from operations of our Think Technology Services segment resulted primarily from increased payroll costs in an effort to expand our capabilities and attract larger customers. Our Think Marketing Services segment also had a decrease in operating profits of $1.7 million from 2004 which was offset by an increase in operating profits of our Think Consumer Services segment of $1.45 million. The decrease in operating profits from our Think Marketing Services segment resulted primarily from increased employee costs at our MarketSmart Interactive subsidiary. The increase in operating profits from our Think Consumer Services segment resulted primarily from the acquisitions of Personals Plus, Inc. in the first quarter of 2005 and Real Estate School Online in July of 2005.; and

•                  Non-cash items affecting cash flow from operating activities included depreciation and amortization which totaled approximately $2.2 million during the year ended December 31, 2005, an increase of approximately $1.9 million over 2004. Amortization of purchased intangible assets accounted for approximately $1.4 million of this increase while the remaining increase of approximately $500,000 was a result of depreciation increase due to the addition of equipment and software caused by our expansion. Deferred income taxes negatively affected cash flows from operations during 2005 in the amount of $73,788 after having a positive effect during 2004 of $872,086. Due to the structure of our acquisitions the amortization of purchased intangibles is not tax deductible resulting in deferred tax liabilities. Deferred income taxes are the result of timing differences between book and tax depreciation, book and tax amortization of intangible assets, allowance for doubtful accounts and net operating loss carry-forwards; and

•                  During the year ended December 31, 2005, our accounts receivable increased by approximately $2.3 million of which $1.0 million was the result of internal growth and the remainder due to acquisitions. Also, our refundable corporate income taxes increased by approximately $1.52 million. Our prepaid corporate income taxes increased as we were submitting estimated tax payments throughout the year prior to amending our corporate tax returns from 2002 through 2004 increasing our Net Operating Loss carry-forward to 2005. Deferred revenue also decreased during the same period by approximately $575,000 primarily due to the reduction of clients in our MarketSmart Interactive subsidiary. These decreases in cash flow from operations were partially offset by an approximate $2.7 million increase in our accounts payable of which $1.0 million was from internal growth and the remaining $1.6 million from acquisitions.

Cash Flows From Investing Activities

We used cash in investing activities during 2005 and 2004. During the fiscal year ended December 31, 2005 we used approximately $1.7 million to acquire fixed assets. We also used approximately $19.3 million to fund the acquisitions that occurred in 2005. An additional $308,088 was used for pending acquisitions during 2005.

Cash Flows From Financing Activities

We generated approximately $6.5 million in cash from financing activities during the fiscal year ended December 31, 2005, as compared to approximately $14.95 million during fiscal year ended 2004. The primary source of cash generated from financing activities in 2005 was proceeds, totaling approximately $7.36 million, from our lines of credit with Wachovia. These proceeds were offset by cash used to repay principal on outstanding debt totaling $764,250. During the same period in 2004, we generated approximately $17.15 million in proceeds from sale of common stock. These sources were offset by cash used to repay debt of approximately $2.34 million.

Balance Sheet

Our total assets as of December 31, 2005 were approximately $57.5 million compared to approximately $31.9 million as of December 31, 2004. We have acquired approximately $10.8 million in intangible assets and allocated approximately $25.2 million to goodwill during 2005 relating to certain acquisitions. Our accounts receivable have increased by approximately $2.3 million in 2005. One other factor contributing to the increase in our total assets is the purchase of additional equipment associated with internal growth across all divisions in 2005 totaling $1.7 million. Prepaid corporate income taxes also increased during the year ended December 31, 2005 by approximately $1.46 million. These increases were offset by the decrease in cash during the year, as discussed earlier, by approximately $14.6 million.

Total debt at December 31, 2005 was approximately $7.9 million compared to approximately $1.0 million at December 31, 2004. Our debt increased primarily to fund certain acquisitions throughout the year. The accounts payable increased during 2005, from $706,467 at December 31, 2004 to $3,443,603 on December 31, 2005. This increase was due to our internal growth and acquisitions. Our accrued liabilities also increased substantially due to our internal growth and acquisitions.

The following table presents, as of December 31, 2005, the principal amount of our debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 and thereafter:

2006	$436,864
2007	38,164
2008	37,391
2009	7,361,111
2010	0
Thereafter	32,570
TOTALS	$7,906,100	*

*As described in “Recent Developments” below, we entered into a new loan agreement with Wachovia pursuant to which we borrowed a total of $17.5 million and used approximately $7.5 million of the proceeds to repay amounts due Wachovia under our previous line of credit which amounts due are reflected in this table.

Results of Operations

Fiscal Year Ended December 31, 2005

Sales for the fiscal year ended December 31, 2005 increased 129% to approximately $40.4 million from the prior fiscal year. Sales from our Think Marketing Services segment increased from approximately $15.2 million to approximately $29.3 million during this period. This increase was due to two factors, revenue from search engine optimization and pay per click increased approximately $2.4 million and the acquisitions of MarketSmart Advertising, Inc. and PrimaryAds, Inc. contributed approximately $11.7 million of sales during the year. Revenue from our Think Consumer Services segment increased 263% from approximately $2.4 million in 2004 to approximately $8.7 million in 2005. This increase was due to having a full year activity in our online dating subsidiary and the addition of our online education division in July of 2005. During 2005 we also acquired two companies in our Think Technology Services segment which produced revenue of approximately $2.9 million. We expect to continue to grow as we expand our current businesses and acquire and integrate new businesses.

The gross profits for the fiscal year ended December 31, 2005 were approximately $26.6 million (66%). In contrast the gross profits for the equivalent period in 2004 were approximately $13.5 million (77%). The decrease in our gross profit as a percentage of revenues was due to a variety of factors all of which were acquisition related. During 2005 we completed seven acquisitions, two each in our Think Marketing Services and Think Technology Services segments and three in our Think Consumer Services Segment. Each of these acquisitions had an effect on our gross profit margins. Our Think Marketing Services segment was the major cause of the decrease in gross profit percentage. This segment showed a decrease in gross profit percentage from 78% of sales in 2004 to 60% for the year ended December 31, 2005. The majority of this was due to the acquisition of MarketSmart Advertising, Inc. in January 2005. MarketSmart Advertising is a traditional off-line advertising Company which has a historical gross profit percentage of approximately 30%. Also, our MarketSmart Interactive, Inc. subsidiary had a 6% decrease in its gross profit margin due to increased staffing levels to service its clients. These two were slightly offset by our other subsidiary in this segment, PrimaryAds, Inc which no cost of sales.

General and administrative expenses were approximately $24.9 million (62% of sales) for the fiscal year ended December 31, 2005. For the fiscal year ended December 31, 2004, these expenses totaled approximately $10.6 million (60% of sales). Corporate overhead increased from $376,948 (2.1% of sales) in 2004 to approximately $2.55 million (6.3% of sales) in 2005. The majority of this increase was due to increased legal and accounting fees resulting from the restatement of our financial statements. We expect to reduce our general and administrative expenses as we expect a decline in our professional fees in 2006 and as we expand our current businesses and acquire and integrate new businesses.

Amortization expense increased to approximately $1.55 million (3.8% of sales) in 2005 from $108,489 (0.6% of sales) in 2004. This was a direct result of the seven acquisitions that occurred during 2005. We expect this trend to continue as we amortize purchased intangibles over their estimate lives.

Our net income for the fiscal year ended December 31, 2005 was a loss of approximately $3,600 compared to income of approximately $1.8 million for the fiscal year ended December 31, 2004. Basic earnings per common share for the fiscal year ended December 31, 2005 were $0.00 versus $0.07 for the fiscal year ended December 31, 2004. Fully diluted earnings per share for the fiscal ended December 31, 2005 was $0.00 versus $0.06 for the year ended December 31, 2004. The decrease in our earnings per share was due to many of the factors listed above including a substantial increase in the amortization of purchased intangibles and corporate overhead.

Fiscal Year Ended December 31, 2004

Sales for the fiscal year ended December 31, 2004 tripled to approximately $17.6 million from the prior fiscal year. Sales from our Think Marketing Services segment increased from approximately $5.8 million to approximately $15.2 million during this period. This increase was due to the addition of new customers resulting from an almost three-fold increase in our sales force. Additionally, during 2004, we entered into the Think Consumer Services segment. Sales from this segment were approximately $2.4 million during 2004.

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

General and administrative expenses were approximately $10.76 million (61.0% of sales) for the fiscal year ended December 31, 2004. For the fiscal year ended December 31, 2003, these expenses totaled approximately $5.4 million (94% of sales). The percentage decrease in relation to sales is due to our increased sales covering our fixed operating and overhead costs.

Our net income for the fiscal year ended December 31, 2004 was approximately $1.8 million compared to a loss of approximately $665,000 for the fiscal year ended December 31, 2003. Basic earnings per common share for the fiscal year ended December 31, 2004 were $0.07 versus a loss of $0.04 for the fiscal year ended December 31, 2003. Fully diluted earnings per share for the fiscal ended December 31, 2004 was $0.06 versus a loss of $0.03 for the year ended December 31, 2003. The increase in our earnings per share was due to an increase in the net income from our Think Marketing Services segment as well as the net income generated from entering the Think Consumer Services segment. This was partially offset by an increase in the number of shares outstanding as a result of shares, options and warrants issued as part of acquisitions and shares issued pursuant to private placements.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the fourth quarter of 2005, we consolidated certain subsidiaries containing similiar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation. The chief executive officer of each subsidiary reports to the chief executive officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  We had three operating segments as of December 31, 2005: Think Technology Services segment, Think Marketing Services segment and Think Consumer Services segment.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.    The “corporate” category in the “Pre Tax Profit From Continuing Operations” table consists of expenses not allocated to other segments including corporate legal and accounting expenses, corporate salaries and corporate travel expenses.  The “corporate” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Marketing Services	$29,324,687	72.51	$15,223,527	86.39
Consumer Services	8,713,538	21.54	2,397,573	13.61
Technology Services	2,864,452	7.08	—	0.00
Elimination	(461,948)	(1.13)	—	0.00
Total	$40,440,729	100.00	$17,621,100	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005	2004
Marketing Services	$988,325	$2,686,642
Consumer Services	1,986,390	528,087
Technology Services	(387,025)	0
Corporate	(2,554,336)	(376,948)
Total	$33,354	$2,837,781

TOTAL ASSETS BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Marketing Services	$24,863,779	43.25	$7,106,930	22.26
Consumer Services	26,761,638	46.55	10,016,684	31.38
Technology Services	3,350,124	5.83	0	0.00
Corporate	2,518,778	4.37	14,799,472	46.36
Total	$57,494,319	100.00	$31,923,086	100.00

Subsequent Events

Loan Agreement with Wachovia

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association. Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets.

Acquisition of Litmus Media, Inc.

On February 17, 2006, we entered into an agreement, subsequently amended on March 17, 2006, to acquire Litmus Media, Inc which offers integrated solutions for performance-based advertising, search marketing and e-retailing industries.

At the closing of the acquisition, we will pay to the shareholders of Litmus, an aggregate of $6,500,000 in cash and issue to them an aggregate of 3,250,000 shares of our common stock. Further, the shareholders of Litmus may receive additional payments of up to $19,950,000 in the aggregate based on the aggregate pre-tax earnings of Litmus for the first 12 calendar quarters following the closing. To the extent earned, up to $10,500,000 of the additional payments will be paid in shares of our common stock valued at the average closing price per share of the 30 trading days prior to issuance and up to $9,450,000 will be paid in cash. At the closing the parties will enter into an escrow agreement pursuant to which a portion of the additional payments will be held in escrow to the extent we may have any claims for indemnification under the acquisition agreement. In addition, in the event the shareholders of Litmus are entitled to any additional payments, we agreed to capitalize a bonus pool for the pre-acquisition employees of Litmus in an amount not to exceed $1,050,000.

In addition, we agreed to, at the closing: (i) issue to certain shareholders of Litmus warrants to purchase an aggregate of 90,000 shares of our common stock, (ii) establish a pool of warrants to purchase up to 40,000 shares of our common stock to be issued to certain employees of Litmus, (iii) grant to the shareholders of Litmus registration rights with respect to shares of our common stock issued as part of the consideration of the acquisition, pursuant to a definitive registration rights agreement, and (iv) enter into employment agreements with certain employees of Litmus.

The closing of the transaction is subject to numerous conditions and the agreement will terminate if the closing does not occur by April 5, 2006. As a result, there can be no assurances that we will be able to complete the acquisition of Litmus.

Agreement to Issue Convertible Preferred Stock

On March 20, 2006, we entered into a definitive Securities Purchase Agreement with institutional investors, to sell in a private placement, $26.5 million of Series A Convertible Preferred Shares which are convertible into shares of our common stock upon the occurrence of certain events and warrants. If not converted, we will be required to redeem the preferred stock on the second anniversary of its issuance. The holders of the preferred stock will initially be paid dividends on the preferred stock equal to 10% of the face value of the preferred stock. The holders of the preferred stock will have the right to convert their holdings into shares of common stock at a price of $2.00 per share subject to possible adjustments from time to time. In connection with the preferred stock offering, we will also issue warrants to the institutional investors, exercisable for five years, to purchase up to 5,300,000 shares of common stock at an initial exercise price of $2.50 per share, subject to certain adjustments.

We also granted to the institutional investors registration rights pursuant to which we will be obligated to file, within 45 business days following the closing of the transactions contemplated by the Securities Purchase Agreement, a registration statement covering the shares of common stock issuable upon conversion of the preferred stock, and the shares of common stock issuable upon the exercise of the warrants. If the registration statement does not become effective within 120 days following the closing, then the dividend rate on the preferred stock will increase to 15%. The maximum potential damages payable by us in regard to a default, including the increase in the amount of the dividends payable if the registration statement does not become effective within 120 days following the closing, are capped at 10% of the aggregate purchase price of the preferred stock, or $2.65 million. If the registration statement does not become effective within 180 days following the closing, we will be deemed to be in default and the preferred stock will be subject to mandatory redemption at the option of the holders. If the registration statement becomes effective within the required timeframe, the dividend rate on the preferred stock will be reduced to 6% per annum.

The preferred stock will be subject to mandatory conversion at our option, if among other things, the registration statement is effective, and the closing price of our common stock is $5 or higher for twenty consecutive trading days with an average daily trading volume of at least 100,000 shares during the twenty day period.

We intend to use the net proceeds of the private placement, estimated to be $24.8 million, to complete the previously announced purchase of Litmus Media, to pay down the line of credit with Wachovia Inc. and for general corporate purposes. As previously disclosed, the closing of the transactions contemplated by the Securities Purchase Agreement is subject to numerous closing conditions and, as a result, there can be no assurances that the transactions contemplated by the Securities Purchase Agreement and described herein will close on the terms described herein, if at all.

Announcement to Sell Think Consumer Services Segment

On March 22, 2006, we announced that we signed a letter of intent to sell our Think Consumer Services segment to Mountains West Exploration Inc. for an aggregate of $21,000,000 in cash and unregistered common stock of Mountains West valued at $9,000,000 at the closing of the transaction. Additionally, Mountains West will assume all of our contingent obligations in regard to any additional or earnout obligations or other payments owed to the former shareholders of the subsidiaries that make up our Think Consumer Services segment.

Mountains West has paid us a deposit of $250,000 to be credited against the purchase price if the transaction is completed. We will return the $250,000 deposit and pay an additional breakup fee of $250,000 if we fail to consummate the contemplated transaction as a result of a competing offer from a third party to acquire our Think Consumer Services segment.

If the transaction is completed, until the later of three years after the closing or the date when we are no longer the largest stockholder of Mountains West, we will have the right to appoint not less than 40% of the board of directors of Mountains West and we anticipate that Gerard M. Jacobs and Scott P. Mitchell will join the board of directors of Mountains West while continuing to serve as our CEO and our president, respectively.

As previously disclosed, the closing of the transaction is subject to a number of conditions and, as such we cannot provide any assurances that the sale of our Think Consumer Services segment will be completed on the terms described herein, if at all.

Risk Factors

An investment in our common stock involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this prospectus.

Our limited operating history and relatively new business model in emerging and rapidly evolving markets make it difficult to evaluate our future prospects. We have only a limited operating history, have lost money during three of the last five years ended December 31, 2005. There is no assurance we will generate net income in future periods. Failure to generate net income could have a material adverse effect on the trading price of our common stock.

We may not be able to identify, negotiate, finance or close acquisitions. A significant component of our growth strategy focuses on acquiring additional companies or assets. We may not, however, be able to identify or acquire companies or assets on acceptable terms if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or issuing additional equity. For example, we have entered into a definitive agreement to acquire Litmus Media, Inc. The closing of the transaction is subject to numerous conditions and the definitive agreement terminates if the closing does not occur by April 5, 2006. Additionally, we entered into a definitive agreement with institutional investors, to sell in a private placement, $26.5 million of Series A Convertible Preferred Shares, a portion of the proceeds from which will be used to finance the purchase price of litmus. The closing of the sale of preferred stock is subject to certain conditions and if we fail to close thereon, we will be unable to close the acquisition of Litmus on or before the April 5, 2006 deadline. Failure to close on either Litmus or the sale of the preferred stock in particular and our failure to acquire additional companies or assets on acceptable terms, if at all, in general, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

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

We cannot assure you that we will effectively manage our growth. The continued growth and expansion of our businesses, including new service offerings and new geographic markets, requires significant management time, as well as operational and financial resources. There is no assurance that we will be able to continue managing our growth or that we will have the operational or financial resources necessary to manage our growth. Failure to do so could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our future growth heavily depends on our key personnel, the loss of whom would materially adversely affect our business. Our ability to grow depends on our ability to retain certain key personnel, including Gerard M. Jacobs, our chief executive officer and Scott P. Mitchell, our president. We do not have an employment agreement with Mr. Jacobs and could be required to spend significant time, attention and money in finding his replacement should he no longer be employed by us. There is no assurance we would be able to find similarly qualified replacements which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We compete with many companies, some of whom are more established and better capitalized than us. We compete with a variety of companies on a worldwide basis both through the Internet and in traditional markets. Some of these companies are larger and better capitalized than us. There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors. Our competitors may develop services that are superior to, or have greater market acceptance than our services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than us. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger registrant and membership bases. In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted. Any of these competitors could cause us difficulty in attracting and retaining registrants and converting registrants into members and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Internet properties. Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Increasing government regulations or taxation could adversely affect our business. We are affected not only by regulations applicable to businesses generally, but also by federal, state, local and foreign laws, rules, regulations and taxes directly applicable to electronic communications, telecommunications and the Internet. Laws and regulations related to the Internet are becoming more prevalent, and new laws and regulations are under consideration in various jurisdictions. Many areas of law affecting the Internet remain unsettled, and it may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet. New, or amendments to existing laws and regulations, including laws and regulations that govern, restrict, tax or affect things such as user privacy, the pricing and taxation of goods and services offered over the Internet, the content of websites, access to websites, linking of websites, outgoing email solicitations, consumer protection and the characteristics and quality of products and services offered over the Internet could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our online dating business must keep pace with rapid technological change to remain competitive because our services are not well-suited to many alternate Internet access devices. Our online dating business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands. We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services. Introducing new technology into our systems involves numerous technical challenges, requires substantial amounts of capital and personnel resources, and often takes many months to complete. We may not successfully integrate new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites. Technology, once integrated, may not function as expected. In addition, the number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years. The lower resolution, functionality and memory currently associated with mobile devices makes the use of our online dating services through mobile devices more difficult and generally impairs the member experience relative to access via desktop and laptop computers. Failure to attract and retain a substantial number of mobile device users to our online dating services, or failure to develop services that are more compatible with mobile communications devices, or failure to generally keep pace with the rapid technological change could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We have agreed, and may agree in the future, to pay additional amounts in connection with acquisitions. As part of the agreements to acquire WebCapades, the MarketSmart Companies, Personals Plus, Ozline, KowaBunga!, PrimaryAds, RESO, Vintacom and Morex, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfy certain financial hurdles. As of March 31, 2006, the cash portion of these potential contingent payments totaled approximately $22.5 million. We will likely also agree to contingent payout arrangements in connection with future acquisitions. There is no assurance that we will have cash available to pay these amounts if these financial hurdles are satisfied. Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, all of which may have a material adverse effect on our results of operations, financial condition, business prospects and the trading price of our common stock.

We have experienced significant debt collection issues and bad debt writeoffs in our search engine enhancement business. In connection with our search engine enhancement business, our contracts have typically permitted our customers to pay us for services in equal monthly installments over the life of the contract. This payment structure has involved our search engine enhancement business in significant debt collection issues during the past year, and has resulted in significant bad debt writeoffs. As described herein, we have made changes to the payment terms of the contracts for certain new clients. There can be no assurance, however, that these changes will reduce our debt collection issues or bad debt writeoffs in the future. Additionally, these changes may adversely affect our ability to enter into new contracts for search engine enhancement services. All of these factors may have a material adverse effect on our results of operations, financial condition, business prospects and the trading price of our common stock.

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

Item 7.                                                           Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Think Partnership Inc.

We have audited the accompanying consolidated balance sheets of Think Partnership Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Think Partnership Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Blackman Kallick Bartelstein, LLP
Chicago, Illinois
March 24, 2006

Think Partnership Inc.

Consolidated Balance Sheet

December 31, 2005 and 2004

	2005	2004
Assets
Current Assets
Cash and Cash Equivalents	$2,609,114	$17,160,520
Restricted Cash	828,804	427,153
Accounts Receivable	4,256,879	1,975,356
Allowance for Doubtful Accounts	(33,280)	(138,275)
Notes Receivable – Related Party	280,175	280,175
Refundable Corporate Income Taxes	1,526,968	0
Deferred Tax Asset	205,361	906,777
Prepaid Expenses and Other Current Assets	734,544	626,805
Total Current Assets	10,408,565	21,238,511
Property And Equipment, Net	3,253,078	1,307,398
Other Assets
Deferred Tax Asset	0	308,351
Goodwill	32,959,252	7,717,068
Intangible Assets	10,300,248	1,100,626
Other Assets	573,176	251,132
Total Other Assets	43,832,676	9,377,177
Total Assets	$57,494,319	$31,923,086

Liabilities And Shareholders’ Equity
Current Liabilities
Notes Payable – Related Party	$429,761	$571,773
Accounts Payable	3,443,603	706,467
Deferred Revenue	2,831,656	2,207,422
Client Prepaid Media Buys	774,877	554,562
Accrued Expenses and Other Current Liabilities	1,314,563	449,045
Total Current Liabilities	8,794,460	4,489,269

Long-Term Liabilities	10,052,329	597,962
Shareholders’ Equity
Preferred Stock, $.001 Par Value:
Authorized Shares – 5,000,000 – None Issued Or Outstanding	0	0
Common Stock, $.001 Par Value:
Authorized Shares – 100,000,000
Issued Shares – 38,222,030 in 2005 and 33,984,023 In 2004
Outstanding Shares – 35,722,030 In 2005 And 31,484,023 In 2004	38,222	33,983
Additional Paid In Capital	42,375,320	30,658,267
Accumulated Deficit	(3,320,016)	(3,316,395)
Accumulated Other Comprehensive Income	94,004	0
Treasury Stock	(540,000)	(540,000)
Total Shareholders’ Equity	38,647,530	26,835,855
Total Liabilities And Shareholders’ Equity	$57,494,319	$31,923,086

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc.

Consolidated Statement of Operations

Years Ended December 31, 2005 and 2004

	2005	2004
Net Revenue	$40,440,729	$17,621,100
Cost of Revenue	13,853,863	4,091,939
Gross Profit	26,586,866	13,529,161
Operating Expenses
Selling, General and Administrative	24,922,388	10,585,315
Amortization of Purchased Intangibles	1,546,859	108,489
Income from Operations	117,619	2,835,357
Other Income(Expense)
Interest Income	78,140	22,164
Interest Expense	(172,704)	(44,603)
Other Income, Net	10,299	24,863
Income Before Income Taxes	33,354	2,837,781
Income Tax Expense	36,975	1,063,793
Net (Loss) Income	(3,621)	1,773,988
Other Comprehensive Income
Unrealized Gain on Securities	94,004	0
Comprehensive Income	$90,383	$1,773,988

Net Income Per Share
Basic	$0.00	$0.07
Fully Diluted	$0.00	$0.06

Weighted Average Shares (Basic)	33,809,371	24,332,967
Weighted Average Shares (Fully Diluted)	39,467,062	30,264,304

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc

Consolidated Statement of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Income	Stock	Equity
Balance January 1, 2004	20,889,458	$23,389	$5,655,760	$(5,090,383)	$0	$(540,000)	$48,766

Exercise of Stock Options and Warrants, Net	366,240	366	61,923				62,289

Sale of Common Stock, Net	8,223,563	8,223	20,665,677				20,673,900

Purchase Transactions, Net	2,004,762	2,005	4,274,907				4,276,912

Net Income 2004				1,773,988			1,773,988

Balance, December 31, 2004	31,484,023	33,983	30,658,267	(3,316,395)	0	(540,000)	26,835,855

Exercise of Stock Options and Warrants, Net	489,711	490	255,204				255,694

Purchase Transactions, Net	3,748,296	3,748	11,461,849				11,465,597

Other Comprehensive Income					94,004		94,004

Net Loss 2005				(3,621)			(3,621)

Balance, December 31, 2005	35,722,030	$38,222	$42,375,320	$(3,320,016)	$94,004	$(540,000)	$38,647,530

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc.

Consolidated Statement Of Cash Flows

Years Ended December 31, 2005 and 2004

	2005	2004
Operating Activities
Net (Loss) Income	$(3,621)	$1,773,988
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	2,226,462	297,961
Provision for Doubtful Accounts	646,530	638,769
Deferred Taxes	(73,788)	872,086
Interest Earned on Deposit	0	(374)
Loss on Deposit	0	100,000
Change in Operating Assets and Liabilities:
Restricted Cash	(323,414)	(327,945)
Accounts Receivable	(1,668,784)	(2,007,960)
Prepaid Expenses and Other Assets	156,562	(514,534)
Refundable Corporate Income Taxes	(1,524,588)	0
Accounts Payable	1,159,916	167,631
Deferred Revenue	(574,714)	518,241
Other Accrued Expenses and Current Liabilities	218,660	1,057,705
Net Cash Provided by Operating Activities	239,221	2,575,568

Investing Activities
Purchases of Property and Equipment	(1,702,401)	(1,203,136)
Acquisition of Companies, net of cash acquired	(19,315,790)	535,995
Other	(308,088)	(11,305)
Net Cash Used in Investing Activities	(21,326,279)	(678,446)

Financing Activities
Principal Payments Made	(764,250)	(2,337,717)
Net proceeds from Line of Credit	7,361,111	0
Proceeds from Notes Payable	0	140,000
Net proceeds from issuance of common stock, net of issuance costs	(61,209)	17,149,266
Net Cash Provided by Financing Activities	6,535,652	14,951,549
Net Cash Change	(14,551,406)	16,848,671
Cash and cash equivalents Balance, January 1	17,160,520	311,849
Cash and cash equivalents Balance, December 31	$2,609,114	$17,160,520

Supplemental Information
Interest Paid	$172,704	$44,603
Income Taxes Paid	$1,637,816	$174,827

The accompanying notes to the consolidated financial statements are an integral part of these statements.

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

On February 21, 2005, the Company purchased the stock of the Personals Plus, Inc.  $2,262,500 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $5,059,455 and net tangible liabilities of ($390,071).

On February 21, 2005, the Company purchased the stock of the Ozona Online Networks, Inc. $400,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $922,877 and net tangible liabilities of ($134,639).

On March 11, 2005, the Company purchased the stock of the Kowabunga! Marketing, Inc. $750,000 of the purchase price was paid utilizing the Company’s common stock. The Company received net intangible assets of $1,599,990 and net tangible liabilities of ($312,816).

On April 22, 2005, the Company purchased the stock of PrimaryAds, Inc. The Company received net intangible assets of $11,040,853 and net tangible liabilities of ($709,669). The Company paid for this acquisition with cash and options valued at $66,600.

On July 15, 2005, the Company purchased the stock of the Real Estate School Online, Inc.  $2,200,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $31,200. The Company received net intangible assets of $4,950,620 and net tangible liabilities of ($417,365).

On December 2, 2005, the Company purchased the stock of the Vintacom Holdings, Inc.  $2,285,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $36,600. The Company received net intangible assets of $5,866,957 and net tangible liabilities of ($617,296).

Think Partnership Inc.

Footnotes to Consolidated Financial Statements

December 31, 2005 and 2004

Nature of Business and Summary of Significant Accounting Policies

The Company

The Company is a Nevada corporation headquartered in Northbrook, Illinois, a suburb of Chicago. Through their wholly-owned direct and indirect subsidiaries the Company provides world class technology solutions to businesses and individuals. The Company is organized into three segments:  Think Technology Services, Think Marketing Services and Think Consumer Services.

The Company was incorporated in the State of Nevada in October 1987. At the Company’s last annual meeting of shareholders, held March 14, 2006, the shareholders formally approved the Company’s proposal to change the legal name to Think Partnership Inc. As of March 17, 2006 the Company employed, through its operating subsidiaries, 287 people. At the end of 2005 the Company was operating in nine locations across the United Sates and one location in Canada. The Company’s principal executive offices are located at 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. The Company’s telephone number is (847) 562-0177. The address of its website is www.thinkpartnership.com.

Products and Services

Think Technology Services Segment

The Company’s Think Technology Services segment offers world class technology and marketing solutions to online marketers and advertisers. The Company operates its Think Technology Services segment through its wholly-owned subsidiaries, Ozona Online Network, Inc. and KowaBunga! Marketing, Inc.

Ozona Online Network, Inc.

Ozona Online Network provides start-to-finish web design, customized web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access.

Kowabunga! Marketing, Inc.

Kowabunga! provides Internet marketing software technologies, including software for affiliate marketing, search engine marketing and opt-in email marketing.

Think Marketing Services Segment

The Company operates its Think Marketing Services segment through its wholly-owned subsidiaries, MarketSmart Advertising, Inc., MarketSmart Interactive, Inc., and PrimaryAds Inc.

MarketSmart Advertising, Inc.

MarketSmart Advertising is a traditional off-line advertising agency that provides branding, collateral advertising, public relations, television advertising, and radio advertising services in seven states and the District of Columbia.

MarketSmart Interactive, Inc.

MarketSmart Interactive, Inc. offers interactive marketing solutions to more than 500 clients designed to help businesses increase revenues from their websites by utilizing a variety of interactive marketing channels, such as search engine optimization (SEO), paid search and affiliate marketing.

PrimaryAds, Inc.

PrimaryAds is a cost-per-action affiliate marketing network that places its clients’ advertisements on partner websites within its affiliate network and generates revenue each time a web user accepts a desired action, such as signing up for an email or filling out a survey.

Think Consumer Services Segment

The Company operates its Think Consumer Services segment through its subsidiaries, Real Estate School Online, Inc., Cherish, Inc., Vintacom Florida, Inc. and Personals Plus, Inc.

Real Estate School Online, Inc.

Real Estate School Online is an online real estate education site, providing accredited real estate licensing courses in Florida and Georgia.

Cherish, Inc./Vintacom/Personals Plus, Inc.

Cherish, Inc. and its wholly-owned subsidiaries, Personals Plus, Inc. and Vintacom Florida, Inc. offer a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for by age, gender, hobbies, and location, and then make contact with that individual or individuals in an online environment. Revenues are generated from a monthly membership fee, approximately $25 per month per community, which allows users to obtain complete access to the individual community. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB 104, the Company recognizes revenue when the following criteria have been met:  persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant Company obligations remain and collection of the related receivable is reasonably assured.

Think Technology Services Segment

For the Kowabunga subsidiary, the Company recognizes revenue the month in which the software is utilized.  Customers are invoiced on the first of the month for the monthly services.  All overages for the month are billed at the end of the month and are included in our accounts receivable.  For the Ozline subsidiary we recognize revenue through a monthly hosting fee and additional usage fees as provided.

Think Marketing Services Segment

MarketSmart Interactive, Inc.

Search Engine Enhancement Services.  Prior to September 2005, the Company recognized revenue in the period that they were deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract.  Beginning in October 2005, the Company started selling the services previously packaged as separate products in its Search Engine Enhancement business, and now meet the criteria of EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” As such, each deliverable is treated as a separate product or deliverable.  The Company recognizes revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

Pay Per Click Management Fees.  We recognize revenue on pay per click management services in the month the services are performed.

MarketSmart Advertising, Inc.

Advertising.  The Company is a full-service advertising agency offering primarily management services to manage the promotion of a customer’s marketing communication, which can include in-house creative and production services.  Management service is recognized through a monthly management fee.  In-house creative and production service revenue is recognized in the period in which the services are provided.

PrimaryAds, Inc.

Affiliate Marketing.  The Company recognizes revenue when the related services are performed. Additionally, consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis as any affiliate expenses are the responsibility of the Company’s advertising customer.

Think Consumer Services Segment

Cherish, Inc./Vintacom Holdings, Inc./Personals Plus, Inc

Online Dating.  The Company recognizes income on monthly and multi-monthly subscription contracts on a straight line basis over the term of the contract.

Real Estate School Online, Inc.

Online Education. The Company records commission income at the time of sale.  The Company records income on the sale of compact disks upon shipment.

Allowance For Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. The Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Receivables are considered past due after 60 days.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. The Company’s cash deposits exceeded FDIC-insured limits on December 31, 2005 by $1,569,656 at various financial institutions. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable and other accrued liabilities, approximate their carrying amounts because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable, which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. The Company does not require collateral from its customers, but its credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. The Company maintains allowances for potential credit losses.

Impairment of Long-Lived Assets

The Company assesses potential impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight-line method. The net carrying value of property and equipment at December 31, 2005 and 2004 was:

	2005	2004
Furniture & Fixtures	$520,524	$410,830
Equipment	2,182,380	597,520
Software	1,252,328	392,893
Leasehold Improvements	204,544	133,249
Subtotal	$4,159,775	$1,534,492
Accumulated Depreciation and Amortization	906,697	227,094
Net Property & Equipment	$3,253,078	$1,307,398

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

During the third quarter of 2005, the goodwill associated with the acquisition of Webcapades, Inc. was tested for impairment. Also, on December 31, 2005, goodwill associated with acquisitions that occurred during the first quarter of 2005 was tested for impairment including MarketSmart Advertising, Inc., Kowabunga! Inc., Personals Plus, Inc. and Ozona Online Networks, Inc. The Company determined that it did not have an impairment of goodwill associated with any of these acquisitions. The goodwill associated with remaining acquisitions of 2005 will be tested throughout 2006.

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

The following table summarizes information about stock options activity during the years ended December 31, 2005 and 2004.

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	4,531,140	$0.78	4,138,026	$0.23
Granted	1,970,000	$4.81	501,256	$3.36
Forfeited	(375,654)	$3.55	(9,230)	$0.75
Exercised	(280,328)	$0.48	(98,912)	$0.31
Outstanding At End Of Year	5,845,158	$1.88	4,531,140	$0.78

The weighted average grant date fair value of options granted during 2005 and 2004 was $1.01 and $0.54, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding
Range Of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	7.58	$0.13
$0.14 - $2.35	944,014	3.11	$0.86
$2.36 - $5.24	671,144	4.35	$3.66
$5.25 - $5.30	1,400,000	9.08	$5.25
	5,845,158	6.85	$1.88

The following table compares the options exercisable on December 31, 2005 and 2004.

OPTIONS EXERCISABLE
Range Of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.13 - $0.13	2,830,000	$0.13
$0.14 - $2.35	894,014	$0.77
$2.36 - $5.24	143,994	3.91
$5.25 - $5.30	0	n/a
Total 2005 Options Exercisable	3,868,008	$0.42
Total 2004 Options Exercisable	3,789,954	$0.27

The per share fair values of stock awards granted in connection with stock incentive plans and rights granted in connection with the employee stock purchase plan have been estimated with the following weighted average assumptions:

	2005	2004
Expected Life(in years)	3.36	2.90
Volatility	0.49	0.61
Risk Free Interest Rate	3.47%	3.33%
Dividend Yield	0.00%	0.00%

The following table compares net income and earnings per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the years ended December 31, 2005 and 2004:

	2005	2004
Net (Loss) Income, as reported	$(3,621)	$1,773,988
Deduct: Stock-Based Employee Compensation Expense determined under fair value based method for all awards, net of tax	(524,096)	(79,136)
Pro Forma Net (Loss) Income	$(527,717)	$1,694,852
(Loss) Earnings Per Share, as reported:
Basic	$0.00	$0.07
Fully Diluted	$0.00	$0.06
Pro Forma (Loss) Earnings Per Share:
Basic	$(0.02)	$0.07
Fully Diluted	$(0.01)	$0.06

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

Warrants

As of December 31, 2005 and 2004, the Company has outstanding warrants for the potential issuance of 5,894,791 and 5,623,429 shares of common stock, respectively. These warrants were primarily issued in connection with private placements and debt issuances (see significant equity transactions). Warrants issued in 2004 and 2005 are primarily exercisable in 2-3 years. Warrants issued in prior years are primarily exercisable over a ten year period ending in the year 2010 through 2013. Exercise price ranges from $0.001 to $4.50. The weighted average grant date fair value of warrants issued during 2005 and 2004 was $0.00 and $0.56, respectively.

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

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition will be increased. As of December 31, 2005, all additional consideration, if earned, will be paid in the form of cash and stock. Any additional consideration paid will be allocated to goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

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

The following reconciles the denominators of basic and fully diluted earnings per share:

	2005	2004
Denominator – Shares
Basic Weighted-Average Shares	33,809,371	24,332,967
Effect of Dilutive Securities	5,657,691	5,931,337
Fully Diluted Weighted-Average Shares	39,467,062	30,264,304

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005.  The Company will adopt SFAS No. 154 in the first quarter of 2006. The Company does not expect adoption of this statement to have a material impact on its consolidated financial condition or results of operations.

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

During 2004, the Company also incurred expenses on behalf of GMP, L.L.C. increasing the balance due from GMP, L.L.C. at December 31, 2004 to $280,175. The Company is currently not charging or receiving any interest on these amounts due from GMP, L.L.C. Pursuant to certain agreements including an agreement with John Giura effective August 31, 2004, in which John Giura represents, warrants and guarantees that the Company shall receive $300,000 from an escrow fund established in regard to an ongoing construction project in St. Ann, Missouri. It is the Company’s understanding that the St. Ann’s project has been completed and a total of approximately $230,000 is remaining in the St. Ann’s escrow account to be distributed. The Company believes that it will recover the remaining funds owed from GMP and Mr. Giura.

During 2004, The Voice and Data Group, Inc. defaulted on its $100,000 note receivable and, as a result, the Company wrote off the entire amount.

The Company also expects to receive a total of $200,000 in regard to the sale of certain houses being constructed in St. Charles, Missouri, pursuant to various agreements with GMP, L.L.C. and the developer of those houses.

Restricted Cash and Client Prepaid Media Buys

The Company’s MarketSmart Interactive, Inc. subsidiary entered into contracts to perform Pay Per Click (PPC) Management services. Prior to the month of service, the clients are invoiced for their respective estimated PPC spend for the month plus a nominal management fee. The amount of funds that are designated for PPC spend are placed into non-interest bearing escrow accounts allocated to each client for use in paying their respective PPC spend for the month. These funds totaled $628,064 and $327,945 as of December 31, 2005 and 2004, respectively. These funds are listed as Restricted Cash on the balance sheet with the offsetting Client Prepaid Media Buys in the liability section.

The Company’s Cherish subsidiary also has restricted cash in an interest bearing escrow account controlled by Cherish’s credit card processor. This amounted to $200,740 and $99,208 at December 31, 2005 and 2004, respectively.

Intangible Assets and Goodwill

During 2004 and 2005, the Company entered into nine purchase agreements in which it allocated a total of $44,914,847 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of December 31, 2005:

Technology Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$471,011	$116,635	$354,376
Website Code and Development	5 Years	580,000	92,313	487,687
Goodwill		1,471,856	0	1,471,856
Totals		$2,522,867	$208,948	$2,313,919

Marketing Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$710,000	$162,917	$547,083
Customer Relations	5-8 Years	4,890,000	636,250	4,253,750
Trademarks	Indefinite	790,000	0	790,000
Software Tools	5 Years	175,000	55,417	119,583
Goodwill		11,252,474	0	11,252,474
Totals		$17,817,474	$854,584	$16,962,890

Consumer Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$179,000	$13,566	$165,434
Customer Relations	6 months to 5 Years	494,000	128,458	365,542
Website Code	5 Years	2,135,584	302,812	1,832,772
Client Lists	7 Years	416,000	69,024	346,976
Vendor Relations	3 Years	82,000	12,528	69,472
Tradenames	Indefinite	462,000	0	462,000
Reference Materials	4 Years	571,000	65,427	505,573
Goodwill		20,234,922	0	20,234,922
Totals		$24,574,506	$591,815	$23,982,691

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$32,959,252	$0	$32,959,252
Indefinite Life Intangibles	1,252,000	0	1,252,000
Other Intangibles	10,703,595	1,655,347	9,048,248

The following is a schedule of the Company’s intangible assets, by segment, as of December 31, 2004:

Consumer Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill		$7,663,360	$0	$7,663,360
Client List	7 years	260,000	12,381	247,619
Website Code and Development	5 years	729,114	48,607	680,507
Client Relations	6 months	45,000	30,000	15,000
Totals		$8,697,474	$90,988	$8,606,486

Marketing Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Web Application Tools	5 years	$175,000	$17,500	$157,500
Goodwill		53,708	0	53,708
Totals		$228,708	$17,500	$211,208

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$7,717,068	$0	$7,717,068
Other Intangibles	1,209,114	108,488	1,100,626

The Company’s amortization expense over the next five years is as follows:

2006	$2,101,230
2007	2,094,480
2008	1,996,623
2009	1,598.513
2010	735,069
Thereafter	522,333
Total	$9,048,248

Advertising Costs

Advertising costs are expensed when incurred, and were $1,933,423 in 2005 and $1,030,037 in 2004.

Treasury Stock

The Company has 2,500,000 shares of stock in its treasury at a combined total cost of $540,000. The cost method was used in recording the purchase of the treasury stock.

Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2005 and 2004:

Lender	Subsidiary	Due Date	Interest Rate	2005	2004
AmSouth Bank – Line of Credit	Ozona	Open	Prime + 1.5%	32,570	0
Wachovia Bank – Line of Credit(2)	WebSourced	05/06	1-month LIBOR + 2.0%	0	0
Wachovia Bank – Line of Credit(1)	CGI	05/06	1-month LIBOR + 2.0%	7,361,111	0
Lessor of Office Space	Kowabunga	4/07	8.00%	7,103	0
Totals				7,400,784	0
Less: Current portion of long-term debt included in other current liabilities				(5,262)	0
Non-Current Portion				7,395,522	0

Notes Payable – Related Parties

The following table summarizes the Company’s notes payable to related parties as of December 31, 2005 and 2004:

	Due Date	Interest Rate	2005	2004

WebCapades Former owners	08/06	Imputed 4.0%	$394,066	$965,839
Scott Mitchell, unsecured	07/08	5.5%	54,623	0
Scott Mitchell, unsecured	10/08	8.0%	56,627	0
Totals			$505,316	$965,839
Less: Current Portion			(429,761)	(571,773)
Non-Current Portion			$75,555	$394,066

In 2004, the Company repaid $710,000 of loans payable to the Roberti Jacobs Family Trust, a Trust controlled by a family member of one of the Company’s officers.

Principal Payments Due

Principal payments due for the next five years are as follows:

2006	$436,864
2007	38,164
2008	37,391
2009	7,361,111
2010	0
Thereafter	32,570
TOTALS	$7,906,100

Notes Payable – Wachovia Line of Credit

(1) The Company has a line of credit with Wachovia Bank of up to $7,500,000.  The interest rate is equal to 1-month LIBOR + 2.00% which was 6.291% as of December 31, 2005.  The balance as of December 31, 2005 was $7,361,111.  The note matures on May 5, 2006, is reviewed and renewable annually and is secured by the general assets of the Company. At December 31, 2005 the Company was in the process of refinancing the line of credit. On January 19, 2006, the Company completed a refinancing with the bank and the terms are outlined in subsequent events.

(2) The Company’s WebSourced, Inc. division currently has a line of credit with Wachovia Bank.  This line of credit has a maximum of $500,000.  The interest rate is equal to 1-month LIBOR + 2.00% which was 6.291% as of December 31, 2005.  There was no outstanding balance as of December 31, 2005.  The note matures on May 5, 2006 and is reviewed and renewable annually.  This note is secured by the general assets of Websourced, Inc. At December 31, 2005 the Company was in the process of refinancing the line of credit. On January 19, 2006, the Company completed a refinancing with the bank and the terms are outlined in subsequent events resulting in a reclassification of the line of credit from current to long-term.

Long-Term Liabilities

The long-term liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004
Note Payable – Line of Credit	$7,395,522	$0
Notes Payable – Related Party – Net of Current Portion	75,555	394,066
Capital Lease – Net of Current Portion	11,737	0
Deferred Income Tax Payable, Net of Deferred Tax Asset	2,307,853	0
Deferred Rent	261,662	202,598
Deposits	0	1,298
Total	$10,052,329	$597,962

Significant Equity Transactions

On March 9, 2004, the Company completed a private placement of common stock. The Company sold a total of 1,718,750 shares of its common stock to a group of accredited investors at a price of $1.60 per share, resulting in gross proceeds of $2.75 million. No fees or warrants were paid or issued by the Company.

On August 19, 2004 the Company completed a private placement of 2,049,813 shares of its common stock at a price of $2.05 per share, to a group of accredited investors resulting in gross proceeds of $4,202,104. The Company also granted the purchasers warrants to purchase 512,457 shares of its common stock at an exercise price of $2.05 per share. In addition, the Company issued 130,000 shares of its common stock valued at $266,500 for services in connection with this placement.

On December 6, 2004, the Company completed an offering of $4.3 million units at $3.50 per unit, with each unit comprised of one share of common stock, par value $0.001 per share and one warrant to purchase 0.55 share of common stock resulting in gross proceeds of $15,050,000. Potential shares issuable under the warrants are 2,365,000. Such warrants have a term of three years. In addition, the Company issued 161,429 warrants for the purchase of its common stock with an exercise price of $4.12 per share and a term of three years.

In addition to options issued in accordance with acquisitions and other transactions, 153,656 were issued to employees throughout the year.

See Acquisitions for additional equity transaction disclosures.

Leasing Commitments

The Company leases certain office space and equipment. While most of the leases are operating leases, some equipment is leased under capital leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Rent expense was $853,295 and $447,670 for the years ended December 31, 2005 and 2004 respectively.

Minimum lease payments under non-cancelable operating leases for the next five years are:

2005	$781,452
2006	636,481
2007	615,695
2008	446,127
2009	429,420
Thereafter	1,016,573
Total	$3,925,749

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax depreciation, amortization of intangibles, allowance for doubtful accounts and net operating loss carry-forwards.

The following is a schedule of the deferred tax assets and liabilities at December 31, 2005 and 2004 :

	2005	2004
Deferred Tax Assets
Net Operating Loss Carry-Forwards	$959,656	$957,527
Intangible Assets	557,989	607,546
Deferred Rent	102,326	78,109
Allowance for Doubtful Accounts	12,853	53,402
Other Acquisition Related	50,791	0
Total	1,683,615	1,696,584
Less: Current portion	1,008,060	1,011,897
Non-Current portion	$675,555	$684,687
Deferred Tax Liabilities
Depreciation	$211,124	$129,670
Intangibles	3,574,983	351,786
Total	3,786,107	481,456
Less: Current portion	802,699	105,120
Non-Current portion	$2,983,408	$376,336
Total (liabilities) assets	$(2,102,492)	$1,215,128

For balance sheet presentation the Company nets it current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

	2005	2004

Total Deferred Tax Assets	$1,683,615	$1,696,584

Current Portion	$1,008,060	$1,011,897
Non-Current Portion	$675,555	$684,687

Total Deferred Tax Liabilities	$3,786,107	$481,456

Current Portion	$802,699	$105,120
Non-Current Portion	$2,983,408	$376,336

Balance Sheet Presentation
Net current deferred tax asset	$205,361	906,777

Net other deferred tax asset	0	308,351

Net current deferred tax liability	0	0

Net long-term deferred tax liability	2,307,853	0

At December 31, 2003, the Company had a net operating loss carry-forward in the amount of $5,398,995. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. The Company utilized $2,607,028 of the total available loss carry-forward in 2004 and $205,951 in 2005.

Provision for Income Taxes

The provision for income taxes consists of the following:

	2005	2004
Current Tax Provision	$110,763	$191,707
Deferred Tax(Benefit) Provision	(73,788)	872,086
Total Tax Provision	$36,975	$1,063,793

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for calendar years 2005 and 2004:

	2005	2004
Income Tax Provision at U.S. Federal Statutory Rates	$10,575	$899,666
State Income Taxes	2,251	191,707
Other	24,149	(27,580)
Recorded Income Tax Provision	$36,975	$1,063,793

Acquisitions

On August 19, 2004, the Company acquired 100 percent of the outstanding voting common shares of WebCapades, Inc. WebCapades, Inc. was formed in 1998 and its primary focus is to provide online dating and matchmaking services tailored to specific interests.  The Company is located in Clearwater, Florida and operates websites that have been ranked as some of the most popular in the world, including www.eroticy.com.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market, reduce the time required to develop new technologies and bring them to market, incorporate enhanced functionality into its existing websites, and to enhance its technological capabilities. The aggregate purchase price was $8,709,199, comprised of $3,543,374 in cash, notes payable of $1,151,413, common stock valued at $4,000,000 and 150,000 options at $2.10 per share valued at $14,412.  The number of shares issued was determined based on the closing market price on the day preceding the consummation of the acquisition

On January 14, 2005, the Company completed its acquisition of the MarketSmart Companies, Raleigh, North Carolina.  The MarketSmart Companies provide advertising, public relations, marketing, branding and shopping evaluation services and has been assigned to the Marketing Services segment.  The Company acquired 100 percent of the voting common stock of the MarketSmart Companies through three mergers.  As a result of the mergers, the former shareholders of the MarketSmart Companies received an aggregate of $3 million in cash and one million shares of the Company’s common stock valued at $3 million.  In addition, the former shareholders of the MarketSmart Companies may receive an aggregate of up to $100,000 based on the pre-tax earnings of the MarketSmart Companies for the first four full calendar quarters following the closing.  In addition, the Company issued options to purchase an aggregate of 150,000 shares of its common stock to the MarketSmart shareholders valued at $150,000.  The

Company’s primary reason for the acquisition was to help it develop into a full service marketing agency encompassing both on-line and off-line advertising capabilities.

On February 21, 2005, the Company completed its acquisition of Personals Plus, Inc. (PPI), Apollo Beach, Florida, by acquiring 100 percent of the voting common stock of PPI in a merger.  PPI is in the business of owning and operating online dating and relationship websites, including www.swappernet.com and has been assigned to the Consumer Services segment.  Immediately following the merger, the Company contributed all of the stock of PPI to its Cherish, Inc. subsidiary.  As consideration for the merger, the former shareholder of PPI received $2,262,500 in cash and 426,244 shares of Company common stock, valued at $2,262,500.  In addition, the Company issued to the former shareholder of PPI options to purchase an aggregate of 60,000 shares at of Company common stock valued at $67,800.  Further, the former shareholder of PPI may receive an aggregate earnout payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market.

On February 21, 2005, the Company completed its acquisition of Ozona Online Network, Inc., (“Ozline”), Clearwater, Florida, by acquiring 100 percent of the voting common stock of Ozline in a merger.  Ozline is in the business of providing online services including web design, custom web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access and has been assigned to the Technology Services segment.  As consideration for the merger, the former shareholders of Ozline received an aggregate of $300,000 in cash and 75,538 shares of Company common stock valued at $400,000.  In addition, the Company issued options to purchase an aggregate of 60,000 shares of Company common stock valued at $67,800.  Further, the former shareholders of Ozline may receive an aggregate earnout payment of up to $200,000 based on the pre-tax earnings of Ozline for the first eight full calendar quarters following the closing.  Upon acquiring Ozline during the first quarter of 2005, the Company’s Cherish division no longer receives payments of rent from Ozline under its sublease agreement.  The Company completed this acquisition to provide its existing entities with website site hosting and for Ozline’s website and systems development capabilities.

On March 11, 2005 the Company completed its acquisition of KowaBunga! Marketing, Inc. (“KowaBunga!”) by acquiring 100 percent of the voting common stock of KowaBunga! in a merger, for an aggregate of $500,000 cash and 127,818 shares of the Company’s common stock valued at $750,000.  In addition, the Company issued to the former shareholder and employees of KowaBunga! options to purchase an aggregate of 140,000 shares of Company common stock. In addition, the former shareholder of KowaBunga! may receive as aggregate earnout payment of up to $2,250,000 in cash and shares of common stock valued at $2,700,000, based on the pre-tax earnings of KowaBunga! for the first twelve full calendar quarters following the closing.  KowaBunga! is in the business of producing and selling software services related to the marketing of products and services of its customers over the Internet and has been assigned to the Technology Services segment. The Company completed this acquisition to help in the development of the Company’s affiliate marketing strategy.

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

On April 22, 2005, the Company acquired 100 percent of the voting common stock of PrimaryAds Inc(“PrimaryAds”) in a merger. PrimaryAds is an affiliate marketing company specializing in cost per action Internet advertising. As consideration for the merger, the former shareholders of PrimaryAds received an aggregate of $9,975,000 in cash. In addition, the Company issued to the former shareholders and employees of PrimaryAds warrants, valued at $66,600, to purchase an aggregate of 146,000 shares of Company common stock.  Further, the former shareholders of PrimaryAds may receive an aggregate earnout payment of up to $16,000,000 based on the pre-tax earnings of PrimaryAds for the first twelve full calendar quarters following the closing.  The first $10,000,000 of the earnout, to the extent earned, will be paid in shares of Company common stock.  The remainder of the earnout, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock. The Company completed this acquisition to further enter the affiliate marketing sector of Internet advertising. PrimaryAds has been assigned to the Marketing Services segment.

On July 15, 2005, the Company acquired 100 percent of the voting common stock of Real Estate School Online, Inc.(“Real Estate School Online”) in exchange for $2.2 million in cash and 1,023,256 shares of the Company’s common stock valued at $2.2 million. The former shareholder of Real Estate School Online will also be entitled to a one-time cash payment of up to $500,000 if the pre-tax earnings of Real Estate School Online exceed specified targets during the first twelve full calendar quarters following the closing.  In addition, the Company issued to the former shareholder Real Estate School Online warrants to purchase an aggregate of 60,000 shares of Company common stock valued at $31,200.  The earnout, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock.  The Company completed this transaction to enter into growing field of online education and assigned it to the Consumer Services segment.

On December 2, 2005, the Company acquired 100 percent of the voting common stock of Vintacom Holdings, Inc., an online dating company based in Alberta, Canada. As consideration for the acquisition, the Company paid to the shareholders of Vintacom, an aggregate of $2,750,000 U.S. in cash and issued to them an aggregate of 1,095,616 shares of the Company’s common stock valued at $2,750,000.  The Company held back $465,000 U.S. from the cash portion of the purchase price in connection with certain amounts for which Vintacom may become liable pursuant to the Excise Tax Act (Canada).  In addition, the Company issued to the president of Vintacom, warrants to purchase an aggregate of 60,000 shares of Company common stock valued at $36,600.  Further, the shareholders of Vintacom may receive an aggregate earnout payment equal to the difference between (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing, and (B) $1.1 million U.S. (the “Earnout Payment”).  The Earnout Payment, to the extent earned, will be paid 50% in cash and 50% in shares of Company common stock.  The Company granted to the Shareholders of Vintacom certain registration rights with respect to the shares of the Company’s common stock issued in connection with the acquisition.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market and for the extensive software platform developed by Vintacom. The Company assigned this acquisition to the Consumer Services segment.

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

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets (Liabilities) Assumed	Goodwill and Purchased Intangibles	Net Deferred Tax Asset/(Liability)	Total Consideration
Market Smart Companies	$767,416	$6,528,041	$(959,087)	$6,336,370
PPI	(355,595)	5,059,455	(34,476)	4,669,384
Ozline	(15,692)	922,877	(118,947)	788,238
KowaBunga!	9,589	1,599,990	(322,405)	1,287,174
Smart Interactive	—	19,871	—	19,871
PrimaryAds	470,248	11,040,853	(1,179,917)	10,331,184
Real Estate School Online	50,000	4,950,620	(467,365)	4,533,255
Vintacom Media	(308,087)	5,866,957	(309,209)	5,249,661

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

	Maximum Future Cash Consideration	Maximum Future Stock Consideration	Maximum Earnout Consideration

Acquired Entity
WebCapades	$500,000	$—	$500,000
Ozline	200,000	—	200,000
PPI	450,000	—	450,000
KowaBunga!	2,250,000	2,700,000	4,950,000
PrimaryAds	3,000,000	13,000,000	16,000,000
Real Estate School Online	250,000	250,000	500,000
Vintacom Holdings, Inc.	****
Totals	$6,650,000	$15,950,000	$22,600,000

In addition, the former shareholders of the above acquisitions were granted a total of 480,000 options which if and when vested will be charged to stock based compensation expense (see stock based compensation).

**** The shareholders of Vintacom may receive an aggregate earnout payment equal to the excess over (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing, and (B) $1.1 million U.S. (the “Earnout Payment”).  The Earnout Payment, to the extent earned, will be paid 50% in cash and 50% in shares of Company common stock

Pro Forma Financial Information (Unaudited)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2004.

	Twelve Months Ended December 31, 2005		Twelve Months Ended December 31, 2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	$40,440,730	$51,023,621	$17,621,100	$58,162,540
Net Income(Loss)	$(3,621)	$932,726	$1,773,988	$4,615,091

Net Income(Loss) Per Share
Basic	$0.00	$0.03	$0.07	$0.13
Fully Diluted	$0.00	$0.02	$0.06	$0.11

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the fourth quarter, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had three operating segments as of December 31, 2005 and 2004: technology servcies, marketing services, consumer services.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, operating profit and total assets for all reportable segments.  The “corporate” category in the “Pre Tax Profit From Continuing Operations” table consists of corporate expenses not allocated to any segments.  The “corporate” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

NET SALES BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Marketing Services	$29,324,687	72.51	$15,223,527	86.39
Consumer Services	8,713,538	21.54	2,397,573	13.61
Technology Services	2,864,452	7.08	—	0.00
Elimination	(461,948)	(1.13)	—	0.00
Total	$40,440,729	100.00	$17,621,100	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2005	2004
Marketing Services	$988,325	$2,686,642
Consumer Services	1,986,390	528,087
Technology Services	(387,025)	0
Corporate	(2,554,336)	(376,948)
Total	$33,354	$2,837,781

TOTAL ASSETS BY INDUSTRY SEGMENT

	2005		2004
	Amount	Percent	Amount	Percent
Marketing Services	$24,863,779	43.25	$7,106,930	22.26
Consumer Services	26,761,638	46.55	10,016,684	31.38
Technology Services	3,350,124	5.83	0	0.00
Corporate	2,518,778	4.37	14,799,472	46.36
Total	$57,494,319	100.00	$31,923,086	100.00

Subsequent Events

Acquisition of Morex

On January 20, 2006, the Company acquired 100 percent of the members interest in Morex Marketing Group, LLC, a New York limited liability company (“Morex”), an online marketing company specializing in gathering mother and father-to-be names and presenting them with baby related offers based in New York. As consideration for the acquisition, the Company paid to the members of Morex, an aggregate of $9,438,778 in cash and issued to them an aggregate of 5,785,632 shares of common stock, valued at $2.18 per share. The Company held back 675,688 shares of common stock as security for the members’ obligation to return a portion of the stock consideration in the event Morex’s audited pre-tax earnings for the 12 months ended September 30, 2005 is less than Morex’s internally prepared pre-tax earnings for the same period. Further, the members of Morex may receive earnout payments (each, an “Earnout Payment”) to be paid in 2006, 2007, 2008 and 2009. Each year’s earnout payment shall be equal to the excess over between (A) four times the aggregate earnings of Morex for the previous calendar year and (B) the aggregate amount of merger consideration previously paid by the Company (including any Earnout Payments); provided, however, in no event shall the total aggregate merger consideration (including the Earnout Payments) payable to the members of Morex exceed $50 million. Each Earnout Payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock valued at the average of the closing prices for shares of the Company’s common stock on the last day on which such shares were traded for each quarter of the calendar year on which the particular Earnout Payment is based, provided that, in the Company’s sole discretion, the Company may pay to the members in cash any Earnout Payment that is otherwise required to be paid in shares of common stock (“Earnout Stock”), if the delivery of shares of the Earnout Stock would cause the total merger consideration paid by the Company in the form of common stock to exceed 7,674,305 shares. The Company entered into this transaction to expand its capabilities in its Marketing Services segment by adding lead generation and list management enterprises.

Wachovia Line of Credit

On January 19, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, on January 20, 2006, the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $2.5 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on January 19, 2009. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index

Rate plus 2.15% as such rate may change from day to day. Amounts due under the Term Note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the Term Note’s maturity. The Company used $7.5 million of the proceeds to repay amounts due Wachovia under its previous line of credit (which was cancelled as a result of entering into the Loan Agreement) with substantially all of the remaining proceeds used to fund the cash portion of the purchase price for the acquisition of Morex.

Litmus Media, Inc.

On February 17, 2006, the Company entered into an agreement to acquire 100 percent of the voting common stock of Litmus Media, Inc., a Missouri corporation (“Litmus”), through a merger, with Litmus becoming a wholly owned subsidiary of the Company’s following the closing of the merger. Litmus is engaged in the business of offering integrated solutions for performance-based advertising, search marketing and e-retailing industries. The Company amended the agreement on March 17, 2006. The description herein summarizes the agreement as amended.

At the closing of the acquisition, the Company will pay to the shareholders of Litmus, an aggregate of $6,500,000 in cash and issue to them an aggregate of 3,250,000 shares of common stock. Further, the shareholders of Litmus may receive earnout payments of up to $19,950,000 in the aggregate based on the aggregate pre-tax earnings of Litmus for the first 12 calendar quarters following the closing. To the extent earned, up to $10,500,000 of the earnout payment will be paid in shares of common stock valued at the average closing price per share of the 30 trading days prior to issuance and up to $9,450,000 will be paid in cash. Pursuant to the acquisition agreement, at the closing the parties will enter into an escrow agreement pursuant to which a portion of the earnout payment will be held in escrow to the extent the Company may have any claims for indemnification under the acquisition agreement. In addition, in the event the shareholders of Litmus are entitled to any earnout payments, the Company agreed to capitalize a bonus pool for the pre-acquisition employees of Litmus in an amount not to exceed $1,050,000.

Pursuant to the acquisition agreement, the Company agreed to, at the closing: (i) issue to certain shareholders of Litmus warrants to purchase an aggregate of 90,000 shares of our common stock, (ii) establish a pool of warrants to purchase up to 40,000 shares of the Company’s common stock to be issued to certain employees of Litmus, (iii) grant to the shareholders of Litmus registration rights with respect to shares of common stock issued as part of the consideration of the acquisition, pursuant to a definitive registration rights agreement, and (iv) enter into employment agreements with certain employees of Litmus.

The closing of the merger is subject to, among other things, the Company (i) raising $6,500,000 which is necessary for the cash portion of the closing consideration, and (ii) obtaining the approval of the American Stock Exchange to list the shares issued to the Litmus shareholders as part of the merger consideration. Additionally, Litmus must demonstrate, that as of the date of the acquisition agreement, Litmus and its subsidiaries have aggregate cash of at least $200,000 and their receivables with an age of less than 60-days (“60-day Receivables”) exceeds their liabilities by at least $1.00, and that as of the closing date, the sum of the 60-day receivables and the amount by which cash is less than $200,000 exceeds $1.00. The agreement will terminate if the closing does not occur by April 5, 2006. As a result, there can be no assurances that the Company will be able to complete the acquisition of Litmus in accordance with the terms described herein, if at all.

Approval of 2005 Long-Term Incentive Plan

On March 14, 2006, the Company’s shareholders approved the Company’s 2005 Long-Term Incentive Plan pursuant to which the Company may grant options, restricted stock and other stock-based awards with respect to up to 10,000,000 shares of Company common stock.

Agreement to Issue Convertible Preferred Stock

On March 20, 2006, the Company entered into a definitive Securities Purchase Agreement with institutional investors, to sell in a private placement, $26.5 million of Series A Convertible Preferred Shares and warrants.

As described below, the preferred stock is convertible into shares of the Company’s common stock upon the occurrence of certain events. If not converted, the Company will be required to redeem the preferred stock on the second anniversary of its issuance. The holders of the preferred stock will initially be paid dividends on the preferred stock equal to 10% of the face value of the preferred stock. The holders of the preferred stock will have the right to convert their holdings into shares of common stock at a price of $2.00 per share subject to possible adjustments from time to time. The Company anticipates filing the Certificate of Designations for the preferred stock with the State of Nevada at or immediately prior to the closing of the transactions contemplated by the Securities Purchase Agreement.

In connection with the preferred stock offering, the Company will also issue warrants to the institutional investors, exercisable for five years, to purchase up to 5,300,000 shares of common stock at an initial exercise price of $2.50 per share, subject to adjustments from time to time if the Company issues common stock, other than in connection with acquisitions or pursuant to a shareholder-approved incentive plan, at a price less than $2.50 per share.

In connection with the Securities Purchase Agreement, the Company also granted to the institutional investors registration rights pursuant to a definitive Registration Rights Agreement. Under the Registration Rights Agreement, the Company will be obligated to file, within 45 business days following the closing of the transactions contemplated by the Securities Purchase Agreement, a registration statement covering the shares of common stock issuable upon conversion of the preferred stock, and the shares of common stock issuable upon the exercise of the warrants. If the registration statement does not become effective within 120 days following the closing, then the dividend rate on the preferred stock will increase to 15%. The maximum potential damages payable by the Company in regard to a default, including the increase in the amount of the dividends payable if the registration statement does not become effective within 120 days following the closing, are capped at 10% of the aggregate purchase price of the preferred stock, or $2.65 million. If the registration statement does not become effective within 180 days following the closing, the Company will be deemed to be in default and the preferred stock will be subject to mandatory redemption at the option of the holders. If the registration statement becomes effective within the required timeframe, the dividend rate on the preferred stock will be reduced to 6% per annum.

The preferred stock will be subject to mandatory conversion at the Company’s option, if among other things, the registration statement is effective, and the closing price of the Company’s common stock is $5 or higher for twenty consecutive trading days with an average daily trading volume of at least 100,000 shares during the twenty-day period.

The Company intends to use the net proceeds of the private placement, estimated to be $24.8 million, to complete the previously announced purchase of Litmus Media, Inc., to pay down the current line of credit with Wachovia and for general corporate purposes. The closing of the transactions contemplated by the Securities Purchase Agreement is subject to approval of the AMEX to list the common stock issuable upon conversion of the preferred stock and the shares of common stock issuable upon the exercise of the warrants, as well as customary closing conditions. As a result, there can be no assurances that the transactions contemplated by the Securities Purchase Agreement and described herein will close on the terms described herein, if at all.

The Company is currently reviewing accounting literature related to redeemable and convertible instruments to determine the correct balance sheet classification of the instrument. During initial review, it appears this instrument will be classified as debt on the Company’s balance sheet.

Announcement to Sell Think Consumer Services Segment

On March 22, 2006, the Company announced that it signed a letter of intent to sell its online dating and online education businesses to Mountains West Exploration Inc. (“MWXI”).

If the transaction is completed, the Company would sell its wholly-owned online dating subsidiary Cherish, Inc., Clearwater, Fla. (“Cherish”), including Cherish’s direct and indirect subsidiaries Personals Plus, Inc., Apollo Beach, Fla. (“PPI”), and Vintacom Media Group, Inc., Edmonton, Alberta, Canada (“Vintacom”), and the Company’s wholly-owned online education subsidiary Real Estate School Online Inc., Miami, Fla. (“RESO”), to MWXI for an aggregate of $21,000,000 in cash and unregistered common stock of MWXI valued at $9,000,000 at the closing of the transaction (the “MWXI Shares”). If the transaction is completed, the Company would expect to pay taxes on a significant portion of the purchase price at the Company’s statutory tax rate.

The Company cannot provide any assurance whatsoever that this proposed transaction will be completed in a timely fashion, if at all. The Company has signed a letter of intent with MWXI, but significant issues remain to be negotiated and agreed upon before mutually acceptable definitive agreements could be executed. These issues include, among other things: issues relating to the willingness of the executives and the former shareholders of Cherish, PPI, Vintacom and RESO (collectively, the “Affected Subsidiaries”) to cooperate with and consent to the transaction in a number of respects including the assumption by MWXI of all earnout obligations and other payments now or in the future owed to such former shareholders; and issues relating to the future contractual obligations of MWXI and its subsidiaries to employ the Company’s subsidiaries as the exclusive provider of a variety of services in regard to online and off-line advertising, marketing, web hosting, and other matters.

In addition, MWXI is a publicly traded “shell” corporation which does not currently have the capital needed to complete this transaction. The Company cannot provide any assurance whatsoever regarding MWXI’s ability to raise the capital needed to complete this transaction.

In addition, the transaction will be subject to the receipt by the Company of an opinion from a qualified, independent investment bank regarding the fairness of the terms and conditions of the transaction to the Company’s shareholders, in light of the fact that MWXI is currently controlled by individuals who are shareholders of the Company, and who are actively involved in certain other business transactions and companies with members of the Company’s management and Board of Directors.

If the transaction is completed, due to the illiquid nature of MWXI’s common stock which to date has rarely traded, the Company cannot provide any assurance whatsoever regarding the potential market value of the MWXI Shares, if any.

The Company acquired the Affected Subsidiaries during the past two years, for an aggregate of $10,772,500 in cash, $11,212,500 worth of shares of the Company’s common stock, and $1,200,000 in notes, or a total of $23,125,000. MWXI will assume all of the Company’s contingent obligations in regard to any earnout obligations or other payments owed to the former shareholders of the Affected Subsidiaries.

Closing of the transaction is subject to a number of conditions including, among other things, MWXI’s ability to finance the cash portion of the purchase price as well as the Company’s satisfactory due diligence investigation of MWXI and MWXI’s satisfactory due diligence investigation of the Affected Subsidiaries, negotiation and execution of definitive agreements, cooperation and consent of the executives and former shareholders of the Affected Subsidiaries, Board of Director approvals, and receipt of the fairness opinion.

MWXI has paid us a deposit of $250,000 to be credited against the purchase price if the transaction is completed. The $250,000 deposit will be returned to MWXI if the Company fails to consummate the contemplated transaction as a result of a competing offer from a third party to acquire the Affected Subsidiaries. In that circumstance, the Company has also agreed to pay MWXI a breakup fee of $250,000.

If the transaction is completed, until the later of three years after the closing or the date when the Company is no longer the largest stockholder of MWXI, the Company will have the right to appoint not less than 40% of the Board of Directors of MWXI. It is anticipated that Gerard M. Jacobs will join the Board of Directors of MWXI while continuing to serve as the Company’s CEO and as a member of its Board of Directors. It is also anticipated that Scott Mitchell will join the Board of Directors of MWXI as Chairman, while continuing to serve as the Company’s president.

Item 8.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our chief financial officer, Jody Brown, was formerly a partner with Poulos & Bayer, Chicago, Illinois, our previous independent registered public accountants, until August 2004. On August 30, 2004, we received written notification that due to this hiring, in accordance with Section 10A of the Exchange Act, by Section 206 of the Sarbanes-Oxley Act of 2002, Poulos & Bayer had withdrawn from serving as the Company’s independent registered public accountants for one year. Because the action was initiated by Poulos & Bayer, no action was required or taken by our board of directors.

For the period that Poulos & Bayer served as our independent registered public accountants, their reports did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Also, there were no disagreements between us and Poulos & Bayer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which would have caused it to make reference to the subject matter of the disagreement in connection with its reports. We provided Poulos & Bayer with a copy of our disclosure on September 8, 2004. Poulos & Bayer provided us and the Securities and Exchange Commission with a letter, dated September 8, 2004, which stated that Poulos & Bayer agreed with our disclosures. On September 29, 2004, our audit committee engaged Blackman Kallick Bartelstein, LLP to serve as our new independent registered public accountants.

Item 8A.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within ninety (90) days prior to the filing of this annual report, we carried out an evaluation under the supervision and participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure. Except as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2005, we began a process to improve upon our internal controls in an effort to remediate deficiencies in our internal controls which resulted in improper recognition of revenue at our MarketSmart Interactive subsidiary and improper presentation of revenue at our PrimaryAds subsidiary. The first deficiency at MarketSmart Interactive was the lack of adequate objective criteria of the value of services provided to customers to support use of the proportional performance model using the pattern in which value is provided to the customer over the term of the contract to recognize revenue generated by MarketSmart Interactive. The second deficiency at MarketSmart Interactive related to the lack of sufficient evidence to support the collectibility of amounts recognized under certain contracts on an accelerated basis. At PrimaryAds, the deficiency resulted from a misapplication of the principles governing whether the revenues of PrimaryAds should be presented on a gross or net basis.

During the fourth quarter of 2005, we established additional policies and procedures related to revenue recognition. Management implemented compensating controls and procedures, principally manual checks and additional levels of review as it relates to revenue recognition. In addition, our MarketSmart Interactive subsidiary now performs a credit check at the time it enters into a contract with a client to determine the appropriate payment terms for the client, which provides an objective basis for our belief that the collectibility of amounts recognized as revenue associated with the client is reasonably assured. Additionally, management has directed our internal audit staff, which reports directly to our audit committee and is not involved in the preparation of our financial statements, to focus on evaluating and documenting our disclosure controls and procedures over financial reporting including revenue recognition. Further, since the fourth quarter of 2005, our audit committee has reviewed, and on a going forward basis, will continue to review, a list of all critical accounting policies and estimates with supporting schedules for each pending acquisition prior to closing. Management has approved and intends to hire additional internal audit staff. To date, we have incurred expenses of approximately $45,000 to remediate these deficiencies in our internal controls. These expenses include the costs of the credit checks and a pro rata portion of the time incurred by our internal audit staff to improve our disclosure controls and procedures over financial reporting. The material weakness in our disclosure controls and procedures caused by the deficiencies set forth above were fully remediated during the first quarter of 2006 prior to the date of the filing of this annual report.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-KSB include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 8A for a more complete understanding of the matters covered by the certifications.

PART III

Item 9.                    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

Our directors and executive officers and their ages as of March 30, 2006 are as follows:

Name	Age	Position
Gerard M. Jacobs	50	Director, Chief Executive Officer, Treasurer and Secretary
T. Benjamin Jennings	41	Director, Chairman of the Board
Frederick P. Lyte	77	Director
Vincent J. Mesolella	56	Director
Patrick W. Walsh	41	Director
Xavier Hermosillo	55	Senior Vice President, Director
Dominic L. Ragosta	47	Director
Scott P. Mitchell	34	President
Jody Brown	34	Chief Financial Officer
George Douaire	43	Chief Operating Officer

On November 30, 2005, S. Patrick Martin’s membership on our board of directors ceased and the board appointed Frederick P. Lyte to fill the vacancy. Additionally, on November 30, 2005, we appointed Xavier Hermosillo as our Senior Vice President and, in connection therewith, Mr. Hermosillo, a member of our board, resigned from the Audit, Nominating and Compensation Committees. On January 31, 2006, James N. Held’s membership on our board of directors ceased, as well. On February 1, 2006, our board appointed Dominic L. Ragosta to fill the vacancy.

Biographical information for our directors and executive officers

Gerard M. Jacobs. Since December 2001, Mr. Jacobs has served as our chief executive officer, secretary and treasurer. Mr. Jacobs also served as our president from December 2001 to December 2005. From March 1999 until December 2001, Mr. Jacobs was an officer and director of several privately held companies. From 1995 until March 1999, Mr. Jacobs served as the chief executive officer of Metal Management, Inc., Chicago, Illinois. Mr. Jacobs is a graduate of Harvard University, where he was elected to Phi Beta Kappa, and of The University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar. Mr. Jacobs was elected twice to the Board of Education of District 200, Oak Park and River Forest High School, Oak Park, Illinois.

T. Benjamin Jennings. Since January 2004, Mr. Jennings has served as the chief executive officer of Chasm Industries, Inc. Previously, Mr. Jennings served as chairman or chief executive officer of Ceira Technologies, Inc. From 1995 until 1999 Mr. Jennings served as the chairman and chief development officer of Metal Management, Inc. Mr. Jennings was the chairman of the Chicago Inner City Games from 1996 through 1999. Mr. Jennings serves on the board of directors of the Kohl’s Children’s Museum, Wilmette, Illinois. Mr. Jennings is a graduate of Rice University.

Xavier Hermosillo. Mr. Hermosillo became our senior vice president of corporate communications and investor relations in December 2005 and has served as a director since September 2004. Since November 1984, Mr. Hermosillo served as president of CrisisPros, a crisis management and communications firm in Los Angeles, California. Mr. Hermosillo is the former chief of staff to both Democratic and Republican leaders in the California legislature and an award-winning print journalist, television commentator and radio talk show host in Los Angeles. Mr. Hermosillo is the founding chairman of an umbrella coalition of Los Angeles Latino organizations, a former chairman and member of the city-wide Latino community forum for the Los Angeles Police Department, a hearing examiner for the Los Angeles Police Commission, adjudicating discipline matters involving LAPD officers and a civilian advisor to the Los Angeles County Sheriff. Mr. Hermosillo was a member of the board of directors of Metal Management, Inc. Mr. Hermosillo has earned honors degrees in administration of justice, marketing and management.

Hon. Vincent J. Mesolella. Mr. Mesolella has served as our director since July 2003. Since 1978, Mr. Mesolella has served as the president of REI, Inc. located in North Providence, Rhode Island. Mr. Mesolella has served as the chairman of the Narragansett Bay Commission, located in Providence, Rhode Island, since 1991. Mr. Mesolella was elected ten times to the Rhode Island House of Representatives, serving as the Deputy Majority whip for eight years, retiring in 1999. Mr. Mesolella has served as a director of The imPossible Dream since 2001, and served as the first chairman of the Rhode Island Underground Storage Tank Financial Review Board starting in 1998. Mr. Mesolella attended Rhode Island Junior College and the University of Rhode Island Extension Division.

Patrick W. Walsh. Since May 2004, Mr. Walsh has served as the director of sales at Chasm Industries, Inc. From 1999 to 2004, Mr. Walsh served as an executive of Avatar Systems Ltd., Chicago, Illinois. From 1997 until 1999, Mr. Walsh served as vice president of marketing and business development for Metal Management, Inc., located in Chicago, Illinois. Mr. Walsh graduated from Miami University (Ohio) in 1986.

Frederick P. Lyte. Mr. Lyte has served as our director since December 2005. Mr. Lyte has been the chairman and president of Lyte Enterprises, an economic development consulting and venture capital business located in Pasadena, California for almost 35 years. He has served as vice president and general manager for Retlaw Enterprises, the personal holding company of the Walt Disney Family. Mr. Lyte also served as a consultant and analyst for SRI, the Stanford Research Institute, as well as Booz, Allen & Hamilton. Mr. Lyte sits on the Board of Councilors of the University of Southern California Medical School and is a former chairman of the board of the St. Luke Hospital Foundation. He received a Bachelors Degree in Economics from Stanford University and a Masters in Business Administration from the Stanford University Graduate Business School.

Dominic L. Ragosta. Mr. Ragosta has served as our director since February 1, 2006. Mr. Ragosta has been the president of The DOM Company since 2002, a business advisory firm offering acquisition due diligence, business valuations, strategic planning, project development advice, risk assessment, and life insurance review services. From 2000-2002, Mr. Ragosta was chief executive officer of Mitkem Technologies, an international procurement business providing semi-conductors to a variety of industry OEMs. From 1988-1998 Mr. Ragosta was the founder, president and chief executive officer of Communications International Corp., a northeast regional inbound telemessaging/ordering firm. Mr. Ragosta began his professional career as a certified public accountant for the international accounting and advisory firm of Ernst & Young in its Providence, Rhode Island office and his client audit experiences covered a diverse industry base. Between 1994 and 2003 Mr. Ragosta received a total of five gubernatorial appointments and re-appointments as chairman of the board and chief executive officer for two of Rhode Island’s largest state quasi-public agencies overseeing the convention tourism, and hotel business of the Rhode Island Convention Center Authority and the state’s entire waste management facilities under the auspices of the Rhode Island Resource Recovery Corporation. Mr. Ragosta is a member of the American Institute of Certified Public Accountants, a director to the board of the Rhode Island Special Olympics, and a member of the President’s Advisory Council at Roger

Williams University in Bristol, RI. Mr. Ragosta is a 1981 honors graduate of Boston College where he earned a Bachelor of Science Degree in Accounting from its School of Management.

Scott P. Mitchell: President. Since August 2005, Mr. Mitchell has served as our president and as the chief executive officer of Cherish, Inc. since 2004. Mr. Mitchell launched several successful Internet businesses including HSN.com, RollingStone.com and Tunes.com. In 2004 he merged his online dating company with the Company and formed Cherish, Inc., the Company’s wholly owned online dating subsidiary. Mr. Mitchell holds Bachelor of Science degrees from Illinois State University in Psychology and Economics and a Masters of Business Administration, Masters of Management and Organizational Development and Masters of Management Information Systems from Benedictine University.

Jody Brown: Chief Financial Officer. Since August 2004, Mr. Brown has served as our chief financial officer. From January 2001 until August 2004, Mr. Brown was a partner at the accounting firm of Poulos & Bayer, our previous independent registered public accountant. He had worked at Poulos & Bayer since 1995. Mr. Brown graduated from the University of Illinois at Chicago in 1995.

George Douaire: Chief Operating Officer. Since August 2005, Mr. Douaire has served as our chief operating officer. Previously, Mr. Douaire served as general manager of e-business and kodak.com and vice president of marketing for the Eastman Kodak Company. Prior to that, Mr. Douaire was senior vice president at Peapod Interactive. Mr. Douaire began his career at the Chicago Tribune Company in 1984 and served in a number of positions within the company. Mr. Douaire also served on the Tribune Company’s corporate staff, as manager of marketing development. Mr. Douaire holds a Bachelor of Arts degree from Fairfield University in Fairfield, Connecticut and a Masters of Business Administration from the Loyola University Graduate School of Business in Chicago.

All of our directors are elected annually and serve until the next annual meeting of stockholders or until their successors are elected and qualified. All executive officers serve at the discretion of our board.

Corporate Governance Principles

Our business is managed under the direction and oversight of our board. Our board has formed three standing committees composed entirely of independent directors: Audit, Nominating and Compensation. Our board has also formed an Executive Committee consisting of representatives of our board and members of management. A discussion of each committee’s function is set forth below. The members of our board of directors on the date of this proxy statement, and the committees on which they serve are identified below.

Director	Audit Committee	Compensation Committee	Nominating Committee	Executive Committee
Gerard M. Jacobs				X*
T. Benjamin Jennings				X
Xavier Hermosillo
Vincent J. Mesolella	X*	X*	X*
Patrick W. Walsh	X	X	X
Frederick P. Lyte (1)	X	X	X
Dominic L. Ragosta (2)	X	X	X

* Chairman of the Committee

(1)                                  Mr. Lyte became an independent director in December 2005. He replaced Mr. Hermosillo, who became senior vice president of corporate communications and investor relations in December 2005.

(2)                                  Mr. Ragosta became an independent director in February 2006. He replaced Mr. James N. Held who resigned as a member of our board of directors effective January 31, 2006.

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

The charters adopted by each board committee and our code of ethics, provide the framework for our corporate governance. Copies of our charters and code of ethics may be found on our website at www.thinkpartnership.com. Copies of these materials also are available without charge upon written request to our corporate secretary.

Summary of the Corporate Governance Principle

As required by our governing documents and by the rules of the American Stock Exchange, a majority of our board must be “independent.”  According to rules promulgated by the American Stock Exchange, a director will not be considered independent if, within the last three years:

•                                          we, or any of our subsidiaries, employed the director, except as an interim board chairman or chief executive officer;

•                                          the director, or any member of his or her immediate family received payments from us, or any of our subsidiaries, in excess of $60,000, other than the following:

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

•                                          we, or one of our subsidiaries, employed as an executive officer an immediate family member of the director;

•                                          the director, or any member of his or her immediate family, has been a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year or $200,000, whichever is more;

•                                          the director, or any member of his or her immediate family, has been employed as an executive officer of another entity where our executive officers have served on that entity’s compensation committee; or

•                                          the director, or any member of his or her immediate family, was a partner or employee of Poulos & Bayer or Blackman Kallick Bartelstein, LLP who worked on our audit or is a current partner of Blackman Kallick Bartelstein, LLP.

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

Nominating Committee

The nominating committee recommends individuals to the board for nomination as members of the board and its committees and develops and recommends corporate governance guidelines. The committee also prepares and supervises the board’s annual review of director independence and the board’s annual self-evaluation. All members of the committee satisfy the independence standards contained in the American Stock Exchange corporate governance rules and our governing documents. A copy of the committee’s charter is available at our website at www.thinkpartnership.com or by writing us at 5 Revere Drive, Suite 510, Northbrook, IL 60062, attention: Corporate Secretary.

The committee considers all qualified candidates identified by members of the committee, by other members of the board of directors, by senior management and by our stockholders. Stockholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our corporate secretary. All proposals for nomination received by the corporate secretary in a timely manner will be presented to the committee.

The committee reviews each candidate including each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance. Based on its assessment of each candidate, the committee recommends candidates to the board. The committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the board of directors and members of senior management.

The committee completed its most recent review of director independence in 2005. During this review, the committee considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates.

As a result of this review, the board affirmatively determined that all of the directors nominated for election at the annual meeting are independent except Messrs. Jacobs, Jennings and Hermosillo. These individuals are not considered to be independent because of their positions and business dealings with us and our affiliates.

Audit Committee

This committee assists the board in fulfilling its oversight responsibility relating to:  (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accountants; and (4) the performance of our independent registered public accountants. The report of the committee is included in this proxy statement. The board has determined that Mr. Mesolella, the Chairman of the audit committee, qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission and that each member of the committee is independent in accordance with the standards set forth in the committee’s charter and the American Stock Exchange corporate governance rules. A copy of the committee’s charter is available on our website at www.thinkpartnership.com or by writing us at 5 Revere Drive, Suite 510, Northbrook, IL 60062, attention: Corporate Secretary.

Compensation Committee

This committee is responsible for determining the compensation of our chief executive officer and other named executive officers and for approving the compensation structure for other members of our senior management. Each member of the committee is a “non-employee director,” as defined by Section 16 of the Securities Exchange Act of 1934, as amended, and an “outside director,” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended. The committee has not adopted a charter.

Executive Committee

This committee oversees our day-to-day management and is comprised of two directors:  Messrs. Jacobs as chairman and Jennings. The committee has not adopted a charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and shareholders beneficially owning more than 10% of our common stock are required, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to file reports of ownership of our common stock with the Securities and Exchange Commission. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that, except as described below, our executive officers, directors and stockholders beneficially owning more than 10% of our common stock, have complied with the requirements during the year ended December 31, 2005. Mr. George Douaire, our Chief Operating Officer, and Mr. Scott Mitchell, our President, and Mr. Frederick Lyte, a director, failed to file within the prescribed 10-day time frame, a Form 3 announcing that each had become a reporting person. Each has subsequently filed the required Form 3. In addition, Mr. Lyte failed to file within the prescribed time frame a Form 4 announcing that, on December 7, 2005, he had been granted options to purchase 25,000 shares of our common stock for joining our board. Mr. Lyte has subsequently filed the required Form 4.

Item 10.                                                    Executive Compensation

Compensation Tables

The following table sets forth all compensation awarded to, earned by or paid, on a consolidated basis, to our chief executive officer and any other executive officer earning salary and bonus exceeding $100,000 referred to herein as the named executive officers. Each of the four persons set forth below, Messrs. Jacobs, Mitchell, Brown and Martin, are actually paid by our subsidiary, MarketSmart Interactive. Our total compensation expense as reflected on our Consolidated Financial Statements includes the compensation expenses for each of our subsidiaries including MarketSmart Interactive. Only two executive officers, other than our chief executive officer, received a salary and bonus exceeding $100,000 for the year ended December 31, 2005.

					Long-Term Compensation
					Awards		Payouts
		Annual Compensation			Restricted	Securities
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Award(s) ($)	Underlying Options/SARs (#)	LTP Payouts ($)	All Other Compensation ($)
Gerard M. Jacobs,	2005	$294,981	$100,000	0	0	1,000,000	0	0
President and	2004	$225,527	0	0	$0	0	0	0
Chief Executive Officer (1)	2003	$30,000	0	0	$320,000	0	0	0

Scott P. Mitchell,	2005	$216,018	0	0	0	0	0	0
President (2)	2004	$154,130	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Jody Brown, Chief	2005	$187,243	0	0	0	0	0	0
Financial Officer, (3)	2004	$46,292	0	0	0	41,431	0	0
	2003	0	0	0	0	0	0	0

S. Patrick Martin,	2005	$243,957	$75,000	0	0	300,000	0	0
MarketSmart	2004	$254,433	0	0	0	0	0	0
Interactive, Inc. (4)	2003	$182,897	$20,625	0	0	0	0	0

(1)                                  In 2003, we granted 3,200,000 shares valued at $320,000 to the Roberti Jacobs Family Trust, which acquired the rights to these shares from Mr. Jacobs.

(2)                                  Mr. Mitchell began serving as our President in August, 2005.

(3)                                  Mr. Brown began serving as our Chief Financial Officer in August, 2004.

(4)                                  Mr. Martin ceased serving as President and Chief Executive Officer of MarketSmart Interactive effective November 30, 2005.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding the number of options granted to each of the named executive officers during the year ended December 31, 2005.

Name	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Gerard M. Jacobs	1,000,000	47%	$5.25	1/20/2015
Scott P. Mitchell	—	—	—	—
Jody Brown	—	—	—	—
S. Patrick Martin (1)	300,000	14%	$5.25	1/20/2015

(1)                                  Mr. Martin ceased serving as President and Chief Executive Officer of MarketSmart Interactive effective November 30, 2005.

Value of Securities Underlying Unexercised Options

The following table sets forth information regarding the number and value of securities underlying unexercised options or warrants held by each of the named executive officers at December 31, 2005.

Name	Share Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005(1)				Value of Unexercised In-the- Money Options/SARs at December 31, 2005 (2)
			Exercisable		Unexercisable		Exercisable	Unexercisable
Gerard M. Jacobs	—	—	0		1,000,000		0	0
Scott P. Mitchell	—	—	89,285		100,000	(3)	$12,500	$0
Jody Brown			41,431		0		$12,429	$0
S. Patrick Martin (4)	—	—	743,147	(5)	300,000		$1,611,179	$0

(1)                                  These amounts represent the total number of shares issuable on exercise of warrants held by the named executive officers at December 31, 2005.

(2)                                  These amounts represent the difference between the exercise price of options or warrants and the closing bid price of our common stock on December 31, 2005.

(3)                                  Includes warrants to purchase 39,285 shares issued to Scott and Kristi Family Limited Partnership.

(4)                                  Mr. Martin ceased serving as President and Chief Executive Officer of MarketSmart Interactive effective November 30, 2005.

(5)                                  Among these warrants, 33,147 were granted in 2000 at an exercise price of $2.00 per share which was reduced to $0.45 per share in 2003, 200,000 in 2002 at an exercise price of $0.27 per share, and 510,000 in 2003 at an exercise price of $0.13 per share.

Employment Agreements

Scott P. Mitchell entered into an employment agreement with our indirect wholly-owned subsidiary Cherish, Inc. effective August 19, 2004,  pursuant to which he serves as the President and Chief Executive Officer of Cherish. On August 19, 2005, this agreement was amended to provide that Mr. Mitchell will serve as our President as well. The employment agreement, as amended, provides for the following: (i) an employment term ending on December 31, 2008; (ii) base salary equal to $250,000 per annum; (iii) other benefits that are generally available to the vice presidents of our MarketSmart Interactive subsidiary; (iv) a non-competition and non-solicitation covenant during the term of the employment agreement and for a period of two years thereafter; (v) termination of the employment agreement (A) by us for cause or the disability of Mr. Mitchell, (B) automatically upon the death of Mr. Mitchell, or (C) by Mr. Mitchell if he is asked to relocate to a different geographic area, does not accept such relocation, and a suitable position cannot be arranged at his current location; and (vi) severance equal to all amounts that would have become due and owing through December 31, 2007 if we terminate the employment agreement other than for cause or the death or disability of Mr. Mitchell.

S. Patrick Martin entered into an employment agreement with our MarketSmart Interactive subsidiary, pursuant to which he served as the chief executive officer of MarketSmart Interactive, effective as of January 1, 2004. The term of the agreement continued until December 31, 2008, unless sooner terminated in accordance with the agreement. Under the agreement, Mr. Martin received a base salary of $240,000 per year, subject to increases and bonuses granted in the discretion of the board of directors of MarketSmart Interactive. If MarketSmart Interactive terminated the agreement prior to the expiration of the term other than “for cause,” then Mr. Martin is entitled to all amounts of his annual base salary that would have become due and owing through December 31, 2008, as if Mr. Martin’s employment had not been terminated prior thereto. The employment agreement contains non-compete and non-solicitation provisions during the term of the agreement and for a period of one year thereafter.

On December 2, 2005, we entered into a Separation Agreement and General Release with S. Patrick Martin, pursuant to which Mr. Martin ceased serving as the president and chief executive officer of our MarketSmart Interactive, Inc. subsidiary effective November 30, 2005. Additionally, Mr. Martin ceased serving on the board of directors and the board’s executive committee. Further, Mr. Martin ceased serving as an employee, officer, director or committee member of any subsidiary of the Company on which he had served.

We agreed to pay to Mr. Martin an aggregate of $105,000 over a period of twelve months beginning December 15, 2005. Additionally, we agreed to pay, in one lump sum, an amount representing all of the Company’s obligations for salary, sick and vacation pay due to Mr. Martin. Also pursuant to this agreement, we agreed to amend the terms of certain vested options or warrants previously granted to Mr. Martin, which otherwise would have terminated within thirty days following the separation date, to provide that Mr. Martin may exercise such options or warrants during the period beginning January 1, 2006 and ending November 30, 2006.

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management and Related  Stockholders Matters

The Largest Owners of the Company’s Stock

Based on a review of filings with the Securities and Exchange Commission, the Company is unaware of any holders of more than five percent (5%) of the outstanding shares of our common stock except as set forth below.

Stock Owned by the Company’s Directors and Executive Officers

The following table shows the amount of common stock beneficially owned (unless otherwise indicated) by our directors, our executive officers and the directors and executive officers as a group. The beneficial ownership percentages are based on a total of 41,404,257 shares outstanding as of March 27, 2006.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned As of February 1, 2006	Percent of shares of Common Stock Outstanding
Gerard M. Jacobs (1), (8)	2,371,344	5.7%
T. Benjamin Jennings (1), (2)	770,390	1.9%
Xavier Hermosillo (1), (3)	20,000	*
Dominic L. Ragosta (1)	—	*
S. Patrick Martin (4), (10)	1,893,451	4.6%
Vincent J. Mesolella (1), (5)	264,056	*
Patrick W. Walsh (1), (6)	200,000	*
Roberti Jacobs Family Trust (7)	5,949,726	14.4%
John Giura (9)	2,371,344	5.7%
Jody Brown (1), (12)	41,431	*
Frederick P. Lyte (1)	—	—
Scott P. Mitchell (1), (11)	1,855,952	4.5%
George Douaire (1)	—	—
All Directors and Executive Officers as a Group (10 persons)	5,523,173	13.3%

*              Less than 1%.

(1)                                  Officer or Director.

(2)                                  Includes warrants to purchase 510,000 shares of our common stock at $0.13 per share and 75,000 shares at $4.12 per share.

(3)                                  Consists of warrants to purchase 20,000 shares of our common stock at $2.05 per share.

(4)                                  Includes warrants to purchase 743,147 shares of our common stock at prices ranging from $0.13 to $0.45 per share. Mr. Martin also holds a proxy to vote 64,500 shares of common stock owned by Negin Martin.

(5)                                  Includes warrants to purchase 200,000 shares of our common stock at $0.13 per share.

(6)                                  Consists of warrants to purchase 200,000 shares of common stock at $0.13 per share.

(7)                                  Includes warrants to purchase 1,680,000 shares at $.10 per share, warrants to purchase 1,000,000 shares at $.13 per share, and warrants to purchase 40,000 shares at $0.50 per share. The Roberti Jacobs Family Trust is an irrevocable trust. The trustee of the trust is the mother-in-law of Mr. Jacobs. Mr. Jacobs is neither a trustee nor a beneficiary of the Roberti Jacobs Family Trust, however, his children are beneficiaries of the trust.

(8)                                  Consists of shares underlying proxies granted to Mr. Jacobs by Mr. Giura.

(9)                                  Mr. Giura has granted Mr. Jacobs a proxy to vote all of his shares of stock.

(10)                            Mr. Martin ceased serving as a director of ours and President and Chief Executive Officer of MarketSmart Interactive effective November 30, 2005.

(11)                            Includes 71,429 shares of common stock and 39,285 warrants to purchase common stock at $4.12 per share owned by the Scott and Kristi Mitchell Family Limited Partnership, of which Mr. Mitchell has voting and dispositive power. Also includes 50,000 warrants to purchase common stock at $2.10 per share.

(12)                            Includes warrants to purchase 41,431 shares of our common stock at $2.05 per share.

Item 12.                                                    Certain Relationships and Related Transactions

On August 31, 2002, we sold the stock of Safe Environment Corporation of Indiana, hereinafter referred to as “SECO” and our interest in Acadian Builders, LLC to GMP, LLC. John Giura, our former vice chairman and the holder of approximately 7.1% of our outstanding common stock owned 60% of GMP at the time of the transaction. As part of the sale, GMP agreed to pay us, among other things, certain contract payments referred to as the “GMP contract payments,” $175,000 in cash by November 30, 2002, plus $470,000 payable in the amount of $35,000 per quarter beginning on December 31, 2002. The obligation to pay $470,000 was evidenced by a non-interest bearing promissory note maturing on

December 31, 2005 and secured by a pledge by GMP of all of its common stock of SECO. GMP subsequently defaulted on a portion of the GMP contract payments and on its obligation under the note. GMP had made $125,000 of the GMP contract payments as of March 31, 2003. As a result of Mr. Giura’s and SECO’s default of their obligations under the August 31, 2002 agreement, on March 31, 2003 we entered into a revised agreement with GMP, SECO and Mr. Giura. Under this agreement: (1) GMP and SECO agreed to use their best efforts to cause an escrow agent not related to us, GMP or SECO to sign agreements to pay us $300,000 in funds that would otherwise become due and payable to SECO out of a certain escrow account established for a SECO construction project located in St. Ann, Missouri as soon as SECO becomes entitled to the proceeds; (2) GMP and SECO agreed to use their best efforts to cause certain parties not related to us, GMP or SECO to sign agreements pursuant to which an aggregate of up to $200,000 that would otherwise become due and payable to Acadian Builders, LLC would be paid to us from proceeds of sales from a housing development located in St. Charles, Missouri; (3) GMP agreed to pay the GMP contract payments by July 31, 2003; and (4) we agreed that if GMP and SECO fully performed GMP contract payments, and were not in default of any of certain other obligations to us, then we would reduce the principal of the note from $470,000 to $337,495.09. The escrow account was funded and the escrow agent was given irrevocable instructions, which were acknowledged by the escrow agent, to pay us the $300,000 upon SECO becoming entitled to the proceeds. GMP, SECO and Mr. Giura failed, however, to fully perform. As of December 31, 2003, the remaining unpaid GMP contract payments totaled approximately $69,000 and GMP had failed to make any payments on its note.

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

Mr. Giura, GMP and SECO failed to deliver a fully-executed copy of the instruction letter required by (e) above, and also failed to make the payment by April 19, 2005 required by (d) above. We believe we will still ultimately be paid $300,000 either from the St. Ann’s escrow account as soon as SECO becomes entitled to proceeds of the St. Ann’s escrow account or pursuant to Mr. Giura’s payment guaranty referred to in (d) above. We also expect to recover $200,000 from the sale of lots at the St. Charles development. Because of the defaults described above, we have ceased paying Mr. Giura the consulting payments described above, are no longer reimbursing him for the insurance premiums and are no longer obligated to grant him the warrants described above.  It is our understanding that the St. Ann’s project has been completed and a total of approximately $230,000 is remaining in the escrow account to be distributed.  We believe that we will recover the remaining funds owed from GMP and Mr. Giura.

We, along with our subsidiary MarketSmart Interactive, borrowed monies from the Roberti Jacobs Family Trust, which owns approximately 14.4% of our outstanding common stock. The trust is irrevocable. The trustee of the trust is the mother-in-law of Gerard M. Jacobs, our chief executive officer. Mr. Jacobs is neither a trustee nor a beneficiary of the Roberti Jacobs Family Trust, however, his children are beneficiaries of the trust. Mr. Jacobs has disclaimed any beneficial ownership of any of the securities owned by the Roberti Jacobs Family Trust. All of the loans were repaid during the year ended December 31, 2004. A schedule setting forth the original principal amount and interest rate of each loan is set forth below.

Lender	Borrower	Date of Loan	Original Principal Amount	Repayment Terms
Roberti Jacobs Family Trust	Think Partnership Inc.	12/15/02	$250,000	13% interest, payable upon demand (1)
Roberti Jacobs Family Trust	Think Partnership Inc.	11/15/03	$170,000	13% interest, payable upon demand (2)
Roberti Jacobs Family Trust	Think Partnership Inc.	11/05/03	$200,000	18% interest, payable upon demand
Roberti Jacobs Family Trust	Think Partnership Inc.	11/20/03	$90,000	15% interest, due 6/30/2004 (3)

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

As part of our acquisition of WebCapades, Inc. on August 19, 2004, we issued notes payable totaling $1.2 million to the former shareholders of WebCapades. These notes are being repaid in level monthly installments over twenty-four months without interest. The former shareholders of WebCapades were also issued shares of our common stock as part of the acquisition, and Scott Mitchell, a former WebCapades shareholder, is currently our president and the president of our Cherish, Inc. subsidiary.

On December 6, 2004, we completed a private placement of 4.3 million units at $3.50 per unit to a group of accredited investors. Each unit consists of one share of common stock and one warrant to purchase 0.55 shares of common stock, exercisable until the earlier of (1) November 30, 2007; and (2) thirty calendar days after the date upon which the closing price of our common stock has been trading at $8.00 or more per share for twenty consecutive days, exercisable at $4.12 per share. We realized gross proceeds of $15,050,000 from this offering. We anticipate using the proceeds for general corporate purposes, including to pay any cash portion of the purchase price of acquired entities. We paid T. Benjamin Jennings, our chairman, $275,000 and granted him warrants, to purchase 75,000 shares of common stock on the same terms and conditions as the warrants described above, for his efforts in this financing and in connection with negotiating certain potential acquisitions. We may also pay Mr. Jennings consulting payments in the future. In particular, our board has authorized us to pay, in the discretion of Mr. Jacobs, our chief executive officer, up to $10,000 per month for services to be rendered by Mr. Jennings.

Our MarketSmart Advertising subsidiary provided approximately $140,000 worth of services to Chasm Industries, Inc. during 2005. Initial work focused on creating a corporate identity through brand positioning, logo, graphic standards, tagline, Internet presence and collateral materials. The primary market for these materials was the investor community. MarketSmart Advertising subsequently assisted Chasm in pursuing public relations opportunities and refining its Website and marketing materials to support its sales staff and specific sales efforts. The fees for these services were negotiated between Chasm and MarketSmart through arms-length negotiations. T. Benjamin Jennings, the chairman of our board of directors was the chief executive officer and a director of Chasm during 2005.

Jeffrey S. Martin, the brother of S. Patrick Martin, was employed by MarketSmart Interactive until November 30, 2005. During 2004 and through his termination in 2005, we paid Mr. Jeffrey Martin a salary of $147,652 and $144,008, respectively.

Item 13.                                                    Exhibits

See Exhibit Index.

Item 14.                                                    Principal Accountant Fees and Services

The following presents fees billed by Blackman Kallick Bartelstein LLP (BKB) and Poulos & Bayer for professional services rendered during each of the fiscal years ended December 31, 2005 and 2004, respectively, for the audit of our annual financial statements and review of financial statements included in our quarterly reports, audit-related services, and tax services rendered by BKB and Poulos & Bayer, respectively.

	Fiscal Year Ended December 31,
Description	2005	2004
	$	$
Audit Fees	618,738	44,154
Audit-Related Fees	437,238	126,795	*
Tax Fees	40,171	1,503
All Other Fees	0	0

* includes $75,778 of audit-related fees paid to Poulos & Bayer during 2004.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by BKB, and actively monitors the relationship between audit and non-audit services provided by BKB. The audit committee concluded that all services rendered during the years ended December 31, 2004 and 2005, by BKB and Poulos & Bayer, respectively, were consistent with maintaining their respective independence. As a matter of policy, the Company will not engage its primary independent registered public accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, BKB to ensure that the SEC’s auditor independence rules are satisfied.

Under the policy, the audit committee must pre-approve all services provided by the Company’s independent registered public accountants and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the committee will periodically monitor the levels of fees charged by BKB and compare these fees to the amounts previously approved. The audit committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2006.

THINK PARTNERSHIP INC. (Registrant)

By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs, Director, Chief Executive
Officer, Treasurer and Secretary

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gerard M. Jacobs	Director, Chief Executive Officer, Treasurer and Secretary	March 31, 2006
Gerard M. Jacobs

/s/ T. Benjamin Jennings	Director and Chairman of the Board	March 31, 2006
T. Benjamin Jennings

/s/ Frederick P. Lyte	Director	March 31, 2006
Frederick P. Lyte

/s/ Patrick W. Walsh	Director	March 31, 2006
Patrick W. Walsh

/s/ Xavier Hermosillo	Director	March 31, 2006
Xavier Hermosillo

/s/ Dominic L. Ragosta	Director	March 31, 2006
Dominic L. Ragosta

/s/ Vincent J. Mesolella	Director	March 31, 2006
Vincent J. Mesolella

/s/ Scott P. Mitchell	President	March 31, 2006
Scott P. Mitchell

/s/ Jody Brown	Chief Financial Officer	March 31, 2006
Jody Brown

INDEX OF EXHIBITS

EXHIBIT NO.

2.1

Agreement entered into as of August 19, 2004, by and among Registrant, WebCapades Acquisition Sub, Inc., a Florida corporation and wholly-owned subsidiary of Registrant, WebCapades, Inc., a Florida corporation, Scott Mitchell and Kristine E. Mitchell. (1)

2.2	Plan of Merger by Registrant, WebCapades Acquisition Sub, Inc., a Florida corporation, and WebCapades, Inc., a Florida corporation. (1)

2.3

Agreement and Plan of Reorganization by and among Registrant and WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholder’s of WorldMall, Inc. dated as of March, 2001. (3)

3.1	Articles of Incorporation of Registrant, as amended as of February 26, 2004. (3)

3.2	Amendment to Articles of Incorporation filed March 14, 2005. *

3.3	Restated By-Laws of Registrant. (9)

4.1	Form of Warrant to purchase common stock of Registrant for August 2004 offering. (6)

4.2	Form of Warrant to purchase common stock of Registrant for December 6, 2004 offering. (6)

4.3	Form of Registration Rights Agreement by and among Registrant and certain of its shareholders for December 6, 2004 offering. (6)

4.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Think Partnership Inc. (17)

4.5	Registration Rights Agreement dated as of March 20, 2006, by and among Think Partnership Inc. and the schedule of Buyers attached thereto. (17)

4.6	Form of Warrant by and among Think Partnership Inc. and the schedule of Buyers attached to Securities Purchase Agreement. (17)

9.1	Proxy dated February 25, 2002 granted by S. Patrick Martin to Gerard M. Jacobs. (3)

9.2	Proxy dated February 25, 2002 granted by John Giura to Gerard M. Jacobs. (3)

9.3	Proxy dated February 9, 2005 granted by John Giura to Gerard M. Jacobs. (7)

10.1

Asset Purchase Agreement, entered into and effective as of June 4, 2004, by and among WebSourced, Inc., a North Carolina corporation, Registrant, Jason and Shannon Dowdell, and Engine Studios, Inc. sometimes d/b/a Global Promoter, Inc., an unincorporated division of Engine. (4)

10.2	Settlement Agreement dated as of February 25, 2002 by and among Registrant, WorldMall, Inc., S. Patrick Martin, John Giura and Gerard M. Jacobs. (3)

10.3	Purchase Agreement dated as of September 4, 2002, between Registrant, GMP, L.L.C., Safe Environment Corp. of Indiana and John Giura. (3)

10.4	Agreement dated as of March 31, 2003 by and among Registrant, GMP, L.L.C., Safe Environment Corp. of Indiana and John Giura. (3)

10.5	Settlement Agreement, dated as of August 31, 2004, by and among Registrant, GMP, LLC, Safe Environment Corporation of Indiana, John Giura and Gerard M. Jacobs. (2)

10.6

Business Loan Agreement, dated May 2, 2003, between Registrant and Safe Environment Corp. of Indiana and CIB Capital, L.L.C.; Amendment No. 1 thereto, dated November 2, 2003; and Change in Terms Agreement thereto, dated November 2, 2003. (3)

10.7	Agreement dated as of March 31, 2003 by and among Registrant, GMP, LLC, Safe Environment Corporation of Indiana and John Giura. (3)

10.8

Promissory Note dated November 20, 2003, payable by WebSourced, Inc. to Roberti Jacobs Family Trust in the amount of $90,000; Promissory Note dated November 15, 2003, payable by Registrant to the Roberti Jacobs Family Trust in the amount of $170,000; Promissory Note dated November 5, 2003, payable by Registrant to the Roberti Jacobs Family Trust in the amount of $200,000; and Promissory Note dated December 23, 2003, payable by Registrant to the Roberti Jacobs Family Trust in the amount of $250,000. (3)

10.9	Lease Agreement, dated November 24, 2003, between Duke Realty Limited Partnership and WebSourced, Inc. (3)

10.10	Settlement Agreement dated November 4, 2003, between Registrant and Statewide Insurance Company. (3)

10.11	Indemnification Agreement dated October 22, 2003, between Registrant and John Giura. (3)

10.12

Agreement, dated December 23, 2004, by and among CGI Holding Corporation, Proceed Acquisition Sub, Inc., Meandaur, Inc. d/b/a Proceed Interactive, Bruce A. Findley, Jonathan Schepke and Stephen Schepke. (7)

10.13

First Amendment to Agreement, dated December 23, 2004, by and among CGI Holding Corporation, Proceed Acquisition Sub, Inc., Meandaur, Inc. d/b/a Proceed Interactive, Bruce A. Findley, Jonathan Schepke and Stephen Schepke., dated February 15, 2005. (7)

10.14	Agreement, dated April 22, 2005, by and among CGI Holding Corporation, PrimaryAds Merger Sub, Inc., PrimaryAds Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta. (8)

10.15	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Gregory J. Cox. (9)

10.16	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and M. Lewis Finch III. (9)

10.17	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Steven Thanhauser. (9)

10.18	Employment Agreement by and between Webcapades, Inc., PPI Acquisition Sub, Inc. and Paul Widisky. (9)

10.19	Employment Agreement, dated April 22, 2005 by and between Kenneth M. Harlan and PrimaryAds, Inc. (10)

10.20	Agreement by and among the Company, RESO Merger Sub, Inc. (a wholly owned subsidiary of the Company), Real Estate School Online Inc. and Perry Johannesburg, dated July 14, 2005. (11)

10.21	Employment Agreement by and among Real Estate School Online Inc. and Perry Johannesburg, dated July 15, 2005. (11)

10.22	Agreement by and among the Company, Vintacom Acquisition, ULC, Vintacom Holdings, Inc., and the shareholders of Vintacom Holdings, Inc., dated December 2, 2005. (12)

10.23	Employment Agreement by and between Vintacom Acquisition, ULC and Brad Hogg, dated December 2, 2005. (12)

10.24	Confidential Separation Agreement and General Release between S. Patrick Martin, WebSourced, Inc. and CGI Holding Corporation d/b/a Think Partnership Inc. (13)

10.25	Agreement by and among the Company, Morex Merger Sub, LLC, Morex Marketing Group, LLC, Lloyd Ecker, Robert Moore, Tina MacNicholl, and What If Holdings, LLC, dated January 20, 2006. (14)

10.26	Loan Agreement by and between Wachovia Bank, National Association and the Company, dated January 19, 2006. (14)

10.27	Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated January 19, 2006. (14)

10.28	Revolving Credit Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.29	Term Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.30	Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated January 19, 2006. (14)

10.31	Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of February 17, 2006. (15)

10.32	Amendment No. 1 to Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of March 17, 2006. (16)

10.33	Securities Purchase Agreement dated as of March 20, 2006 by and among Think Partnership Inc. and the investors listed on the Schedule of Buyers attached thereto. (17)

16.1	Letter from Poulos & Bayer, dated August 26, 2004, regarding change in auditors. (1)

16.2	Letter from Poulos & Bayer, dated September 8, 2004, regarding change in auditors. (5)

21.1	List of Subsidiaries.*

23.1	Consent of Blackman Kallick Bartelstein LLP.*

31.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Gerard M. Jacobs, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

1	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

3	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

4	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

5	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

6

Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

7	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (SEC File No. 001-32442).

8	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005 (SEC File No. 033-19980-D).

9	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 033-19880-D).

10	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005 (SEC File No. 033-19880-D).

11	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005 (SEC File No. 033-19980-D).

12	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005 (SEC File No. 001-32442).

13	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005 (SEC File No. 001-32442).

14	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 (SEC File No. 001-32442).

15	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006 (SEC File No. 001-32442).

16	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

17	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

*	Filed herewith.