Form 10-Q
period 2006-03-31
THINK PARTNERSHIP INC
filed 2006-05-15
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

For Quarter Ended                                        Commission File Number 001-32442

Think Partnership Inc.

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

Yes ☒ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

As of May 11, 2006, 44,561,836 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC. AND SUBSIDIARIES

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

i

PART I.   FINANCIAL INFORMATION

Item 1.                    Financial Statements.

THINK PARTNERSHIP INC

CONSOLIDATED BALANCE SHEET

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and Cash Equivalents	$1,735,931	$2,609,114
Restricted Cash	421,186	828,804
Accounts Receivable	6,119,307	4,256,879
Allowance for Doubtful Accounts	(46,060)	(33,280)
Notes Receivable – Related Party	280,175	280,175
Refundable Corporate Income Taxes	951,968	1,526,968
Deferred Tax Asset	264,699	205,361
Prepaid Expenses and Other Current Assets	1,054,188	734,544
Total Current Assets	10,781,394	10,408,565
Property and Equipment, net	3,595,787	3,253,078
Other Assets
Goodwill	51,571,911	32,959,252
Intangible Assets	12,528,340	10,300,248
Other Assets	506,086	573,176
Total Other Assets	64,606,337	43,832,676
Total Assets	$78,983,518	$57,494,319

Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable –Current Portion	$2,087,741	$0
Note Payable – Related Party	283,214	429,761
Accounts Payable	4,635,348	3,443,603
Deferred Revenue	2,421,002	2,831,656
Client Prepaid Media Buys	394,440	774,877
Accrued Expenses and Other Current Liabilities	1,720,275	1,314,563
Total Current Liabilities	11,542,020	8,794,460

Long-Term Liabilities	17,244,551	10,052,329
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares — 43,801,836 as of March 31 and 38,222,030 as of December 31
Outstanding Shares — 41,301,836 as of March 31 and 35,722,030 as of December 31	43,801	38,222
Additional Paid in Capital	54,632,778	42,375,320
Accumulated Deficit	(4,028,656)	(3,320,016)
Accumulated Other Comprehensive Income	89,024	94,004
Treasury Stock	(540,000)	(540,000)
Total Shareholders’ Equity	50,196,947	38,647,530
Total Liabilities and Shareholders’ Equity	$78,983,518	$57,494,319

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

	2006	2005
Net Revenue	$12,050,393	$9,172,479
Cost of Revenue	3,353,880	3,226,075
Gross Profit	8,696,513	5,946,405
Operating Expenses
Selling, General and Administrative	9,056,568	5,268,247
Amortization of Purchased Intangibles	555,499	178,346
(Loss)Income from Operations	(915,554)	499,812
Other Income(Expenses)
Interest Income	860	54,650
Interest Expense	(242,381)	(11,088)
Other Income, Net	1,942	0
(Loss)Income before Income Tax (Benefit) Expense	(1,155,133)	543,373
Income Tax (Benefit) Expense	(446,493)	204,815
Net (Loss) Income	(708,640)	338,558
Other Comprehensive Income
Unrealized Gain on Securities	44,590	0
Foreign Currency Adjustment	(49,570)	0
Comprehensive (Loss)Income	$(713,620)	$338,558

Net (Loss)Income Per Share
Basic	$(0.02)	$0.01
Fully Diluted	$(0.02)	$0.01

Weighted Average Shares(Basic)	40,033,321	32,672,371
Weighted Average Shares(Fully Diluted)	44,929,969	39,390,940

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2006

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2006	35,722,030	$38,222	$42,375,320	$(3,320,016)	$94,004	$(540,000)	$38,647,530

Exercise of Stock Options	52,200	52	800				852

Purchase Transactions, Net	5,527,606	5,527	12,094,124				12,099,651

Other Comprehensive Income					44,590		44,590

Foreign Currency Adjustment					(49,570)		(49,570)

Stock Based Compensation Expense (FAS123R)			162,534				162,534

Net Loss, March 31, 2006				(708,640)			(708,640)

Balance at March 31, 2006	41,301,836	$43,801	$54,632,778	$(4,028,656)	$89,024	$(540,000)	$50,196,947

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

	2006	2005

Operating Activities
Net (Loss)Income	$(708,640)	$338,558
Adjustments to reconcile net (Loss)Income to net cash used in operating activities:
Depreciation and Amortization	1,059,641	292,700
Provision for Doubtful Accounts	78,280	241,453
Deferred Taxes	(446,493)	166,780
Stock Based Compensation	162,534	0
Change in operating assets and liabilities:
Restricted Cash	407,619	(99,612)
Accounts Receivable	(117,227)	(961,817)
Prepaid Expenses and Other Assets	(143,844)	(900,949)
Refundable Corporate Income Taxes	575,000	0
Accounts Payable	200,282	558,924
Deferred Revenue	(461,102)	133,589
Other Accrued Expenses and Current Liabilities	(875,548)	(273,686)
Net cash used in operating activities	(269,498)	(504,060)

Investing Activities
Purchases of property and equipment	(357,183)	(182,426)
Acquisition of Companies, net of cash acquired	(8,987,410)	(5,583,193)
Other Investing Activities	(495,247)	(20,988)
Net cash used in investing activities	(9,839,840)	(5,786,607)

Financing Activities
Principal Payments Made on Installment Notes Payable	(574,327)	(295,580)
Proceeds from Installment Notes	2,500,000	0
Net Proceeds from Line of Credit	7,340,691	0
(Costs)Proceeds from Equity Transactions, Net	(25,281)	89,935
Net cash provided by (used in) financing activities	9,241,083	(205,646)
Effect of exchange rate changes on cash and cash equivalents	(4,928)	0
Net Change – cash and cash equivalents	(873,183)	(6,496,313)
Cash and cash equivalents balance, January 1	2,609,114	17,160,520
Cash and cash equivalents balance, March 31	$1,735,931	$10,664,207

Supplemental Information
Interest Paid	$242,380	$11,088
Income Taxes (Refunded) Paid	$(575,000)	$391,678

NonCash Investing and Financing Activities

On January 14, 2005, the Company purchased the stock of MarketSmart Advertising, Inc., Right Stuff, Inc. d/b/a Bright Idea Studio and CheckUp Marketing, Inc. (the “MarketSmart Companies”).  $3,000,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $150,000. The Company received net intangible assets of $6,528,041 and net tangible liabilities of ($191,671).

On February 21, 2005, the Company purchased the stock of the Personals Plus, Inc.  $2,262,500 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $5,059,455 and net tangible liabilities of ($390,071).

On February 21, 2005, the Company purchased the stock of the Ozona Online Networks, Inc. $400,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $924,932 and net tangible liabilities of ($134,639).

On March 11, 2005, the Company purchased the stock of the Kowabunga! Marketing, Inc. $750,000 of the purchase price was paid utilizing the Company’s common stock. The Company received net intangible assets of $1,599,990 and net tangible liabilities of ($312,816).

On January 20, 2006, the Company purchased the members’ interests of Morex Marketing Group, LLC.  $12.05 million of the purchase price was paid utilizing the Company’s common stock along with options valued at $75,600. The Company received net intangible assets of $21,220,611 and net tangible assets of $499,432.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Think Partnership Inc

Footnotes to Consolidated Financial Statements

March 31, 2006 and 2005

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed March 31, 2006. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Stock-based compensation plans

Prior to January 1, 2006, the Company accounted for employee stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of compensation cost for employee stock-based awards based upon fair value over the requisite service period for awards expected to vest. Furthermore, under SFAS 123R, liability based awards are recorded at fair value through their settlement date.

Equity incentive plans and change in accounting policy

Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, Accounting for Stock-Based Compensation(“SFAS 123”), after adjustment for estimated forfeitures. Accordingly, SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all share-based payments based on grant-date fair value.

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company recorded stock-based compensation expense for equity incentive plans of $162,534 for the quarter ended March 31, 2006. Had SFAS 123R been effective for the comparative period, stock-based compensation expense for equity incentive plans of $367,737 would have been recorded for the quarter ended March 31, 2005.

Revenue Recognition for acquisitions during the period

Marketing Services Segment

Morex Marketing Group

Revenue is recognized when the names lists are delivered to the customer.

Catamount Group

Substantially all of the Company’s revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with EITF Issue No.99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company assesses whether it or a third-party supplier is the primary obligor. The Company has evaluated the terms of its customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, the Company generally records revenue net of pass-through charges.

The Company currently has three types of sales transactions:

•  Full use sale: The customer is billed for all name list databases that are delivered regardless of how many names are accepted by the customer. The Company recognizes revenue at the time of delivery of the names.

•  Net minimum plus sale: The customer is required to accept and pay for a minimum number of names delivered by the Company. The Company recognizes revenue at the time of delivery of the names to the extent of the minimum number of names the customer must accept. The Company will recognize additional revenue upon acceptance of names, beyond the minimum, by the customer.

•  Net accepted sale: The customer takes delivery of a certain number of names and will only be obligated to pay for the number of names it accepts. The Company recognizes revenue when the customer notifies the Company of the number of names accepted.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method.  The carrying value of property and equipment at March 31, 2006 was:

Furniture & Fixtures	$520,524
Equipment	2,478,235
Software	1,566,321
Leasehold Improvements	214,872
Subtotal	$4,779,952
Accumulated Depreciation and Amortization	1,184,165
Net Property & Equipment	$3,595,787

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill.  The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

The Company amortizes intangible assets with definite useful lives, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Stock-based compensation plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, and began recognizing compensation expense in its Consolidated Statements of Operations as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards.  Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”.  No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method.  Under this transition method, compensation cost recognized in the periods after adoption includes:  (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results from prior periods have not been restated.  As a result of adopting SFAS 123 (R), the Company’s income before income taxes and net income for the first quarter of 2006 are $162,534 and $100,771 lower, respectively, than if it had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for all periods presented.  For purposes of this pro forma disclosure, the value to the options is estimated using a Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	For the Quarter Ended
	March 31, 2006	March 31, 2005

Net (Loss)Income Reported	$(708,640)	$338,558

Add:	100,771	0
Total stock-based compensation expense included in reported net loss, net of related tax effects
Deduct:	(100,771)	(227,997)
Total stock-based compensation expense determined under a fair value based method, net of related tax effects

SFAS No. 123 R pro forma net (loss)income	$(708,640)	$110,561

Pro forma (loss) earnings per share
Basic	$(0.02)	$0.00
Fully Diluted	$(0.02)	$0.00
(Loss)Earning per share, as reported
Basic	$(0.02)	$0.01
Fully Diluted	$(0.02)	$0.01

At March 31, 2006, the aggregate intrinsic value of all outstanding options was $5,981,422 with a weighted average remaining contractual term of 6.52 years, of which 3,997,608 of the outstanding options are currently exercisable with an aggregate intrinsic value of $5,981,422, a weighted average exercise price of $0.57 and a weighted average remaining contractual term of 6.06 years.  The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $4,344.  The total compensation cost at March 31, 2006 related to non-vested awards not yet recognized was $897,969 with an average expense recognition period of 1.71 years.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate.  Under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 9.25 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Under SFAS 123 and APB 25, the Company elected to account for forfeitures when awards were actually forfeited and reflect the forfeitures as a cumulative adjustment to the pro forma expense.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following weighted averages:  expected life of three years, dividend yield of 0.0 percent for grants in 2005 and 2004 (no dividend payments), risk-free interest rate of 4.48 percent, and expected volatility of 85.2 percent. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

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

The following reconciles the denominators of basic and fully diluted earnings per share:

	2006	2005
Denominator – Shares
Basic weighted-average shares	40,033,321	32,672,371
Effect of dilutive securities	4,896,648	6,718,569
Fully Diluted weighted-average shares	44,929,969	39,390,940

Impact of New Accounting Standards Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), Share-Based Payment, issued in December 2004, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) with the cost recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the Company’s first fiscal year that begins on or after December 15, 2005 and the Company adopted the standard in the first quarter of fiscal 2006.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company adopted SAB 107 in connection with its adoption of SFAS 123(R).

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable.  The statement also addresses the reporting of a correction of error by restating previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 14, 2005.  The Company adopted SFAS No. 154 in the first quarter of 2006.

Intangible Assets and Goodwill

Since 2004, the Company has entered into ten purchase agreements in which it allocated a total of $66,217,248 of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of March 31, 2006:

Technology Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$471,011	$152,306	$318,705
Website Code and Development	5 Years	580,000	121,312	458,688
Goodwill		1,473,911	0	1,473,911
Totals		$2,524,922	$273,618	$2,251,304

Marketing Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$1,180,000	$225,738	$954,262
Customer Relations	5-8 Years	4,990,000	849,237	4,140,763
Trademarks	Indefinite	1,260,000	0	1,260,000
Software Tools	5 Years	175,000	64,167	110,833
Database-Names	1-2 Years	1,979,440	226,135	1,753,305
Goodwill		29,773,086	0	29,773,086
Totals		$39,357,526	$1,365,277	$37,992,249

Consumer Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$178,316	$26,420	$151,896
Customer Relations	6 months to 5 Years	494,000	154,958	339,042
Website Code	5 Years	2,128,575	411,807	1,716,768
Client Lists	7 Years	416,000	83,881	332,119
Vendor Relations	3 Years	82,000	19,361	62,639
Tradenames	Indefinite	459,435	0	459,435
Reference Materials	4 Years	571,000	101,115	469,885
Goodwill		20,324,914	0	20,324,914
Totals		$24,654,240	$797,542	$23,856,698

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$51,571,911	$0	$51,571,911
Indefinite Life Intangibles	1,719,435	0	1,719,435
Other Intangibles	13,245,342	2,436,437	10,808,905

The Company’s amortization expense over the next five years is as follows:

2006	$2,626,566
2007	2,942,828
2008	2,159,374
2009	1,712,512
2010	849,070
Thereafter	518,555
Total	$10,808,905

Long Term Liabilities

The long term liabilities consisted of the following as of March 31, 2006:

Note Payable – Line of Credit	$14,736,213
Deferred Income Tax Payable	1,918,454
Deferred Rent	262,593
Other	327,291
Total	$17,244,551

Wachovia Line of Credit

On January 19, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, on January 20, 2006, the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $2.5 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on January 19, 2009. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the Term Note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the Term Note’s maturity. The Company used $7.5 million of the proceeds to repay amounts due Wachovia under its previous line of credit (which was cancelled as a result of entering into the Loan Agreement) with substantially all of the remaining proceeds used to fund the cash portion of the purchase price for the acquisition of Morex Marketing Group, LLC, as described below.

Acquisitions

On January 20, 2006, the Company acquired 100 percent of the members interest in Morex Marketing Group, LLC, a New York limited liability company (“Morex”), an online marketing company specializing in gathering expectant parents as well as new parents names and presenting them with baby related offers based in New York. As consideration for the acquisition, the Company paid to the members of Morex, an aggregate of $9,438,778 in cash and issued to them an aggregate of 5,527,606 shares of common stock, valued at $2.18 per share. Further, the members of Morex may receive earnout payments (each, an “earnout payment”) to be paid in 2006, 2007, 2008 and 2009. Each year’s earnout payment shall be equal to the excess over between (A) four times the aggregate earnings of Morex for the previous calendar year and (B) the aggregate amount of merger consideration previously paid by the Company (including any earnout payments); provided, however, in no event shall the total aggregate merger consideration (including the earnout payments) payable to the members of Morex exceed $50 million. Each earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock valued at the average of the closing prices for shares of the Company’s common stock on the last day on which such shares were traded for each quarter of the calendar year on which the particular earnout payment is based, provided that, in the Company’s sole discretion, the Company may pay to the members in cash any earnout payment that is otherwise required to be paid in shares of common stock (“earnout stock”), if the delivery of shares of the common stock would cause the total merger consideration paid by the Company in the form of common stock to exceed 7,674,305 shares. In addition, the Company issued to each the members of Morex that entered into employment agreements at the closing, warrants to purchase an aggregate of 35,000 shares of Company common stock at $3.50 per share.  The Company entered into this transaction to expand its capabilities in its Marketing Services segment by adding lead generation and list management enterprises.

The results of operations for the above acquisition is included from the date of acquisition in the consolidated financial statements of the Company.

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price in accordance with SFAS 141. Based upon that calculation, the purchase price for the acquisition was allocated as follows:

	Net Assets (Liabilities) Assumed	Goodwill and Purchased Intangibles	Deferred Tax Liabilities	Total Consideration
Morex Marketing Group, LLC	$499,432	$21,145,011	0	$21,644,443

The Company is in the process of valuing certain intangible assets related to this acquisition and thus the allocation of the purchase price has not been completed.

Acquisitions that occurred after the balance sheet date are described in the “Subsequent Events” footnote.

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

	Maximum Future Cash Consideration		Maximum Future Stock Consideration	Maximum Earnout Consideration

Acquired Entity
WebCapades	$500,000		$—	$500,000
Ozline	200,000		—	200,000
PPI	450,000		—	450,000
KowaBunga!	2,250,000		2,700,000	4,950,000
PrimaryAds	3,000,000		13,000,000	16,000,000
Real Estate School Online	250,000		250,000	500,000
Vintacom Holdings, Inc.		****
Morex Marketing Group LLC	14,256,019		14,256,019	28,512,038
Totals	$20,906,019		$30,206,019	$51,112,038

As of March 31, 2006, none of the above amounts have been accrued as they have not been earned.

In addition, the former shareholders of the above acquisitions were granted a total of 585,000 options which if and when vested will be charged to stock based compensation expense (see stock based compensation).

**** The shareholders of Vintacom may receive an aggregate earnout payment equal to the excess over (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing, and (B) $1.1 million U.S..  The earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of Company common stock

Contingent consideration for acquisitions that occurred after the balance sheet date can be found in the “Subsequent Events” footnote.

Pro Forma Financial Information (Unaudited)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2005.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	$12,050,393	$12,391,641	$9,172,479	$16,481,675
Net Income(Loss)	$(708,640)	$(645,231)	$338,558	$1,614,183

Net Income(Loss) Per Share
Basic	$(0.02)	$(0.02)	$0.01	$0.04
Fully Diluted	$(0.02)	$(0.01)	$0.01	$0.03

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the fourth quarter of 2005, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had three operating segments as of March 31, 2006 and 2005: technology services, marketing services and consumer services.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

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

NET SALES BY INDUSTRY SEGMENT

	2006		2005
	Amount	Percent	Amount	Percent
Marketing Services	$7,358,834	61.07	$7,152,012	77.97
Consumer Services	3,793,213	31.48	1,869,944	20.39
Technology Services	1,062,592	8.82	193,236	2.11
Elimination	(164,246)	(1.37)	(42,713)	(0.47)
Total	$12,050,393	100.00	$9,172,479	100.00

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS

	2006	2005
Marketing Services	$596,369	$608,045
Consumer Services	(31,740)	409,224
Technology Services	(14,127)	(268)
Corporate	(1,705,635)	(473,628)
Total	$(1,155,133)	$543,373

TOTAL ASSETS BY INDUSTRY SEGMENT

	2006		2005
	Amount	Percent	Amount	Percent
Marketing Services	$47,834,336	60.56	$14,368,695	33.50
Consumer Services	26,704,543	33.81	15,024,714	35.03
Technology Services	3,578,803	4.53	3,125,562	7.29
Corporate	865,836	1.10	10,374,051	24.18
Total	$78,983,518	100.00	$42,893,022	100.00

Subsequent Events

Acquisition of Litmus Media, Inc.

On April 5, 2006, the Company acquired Litmus Media, Inc. which offers integrated solutions for performance-based advertising, search marketing and e-retailing industries. At the closing of the acquisition, the Company paid to the shareholders of Litmus, an aggregate of $6,500,000 in cash, and issued to them an aggregate of 3,250,000 shares of the Company’s common stock valued at $2.00 per share.  Further, the shareholders of Litmus may receive additional payments of up to $19,950,000 in the aggregate based on the aggregate pre-tax earnings of Litmus for the first 12 calendar quarters following the closing.  To the extent earned, up to $10,500,000 of the additional payments will be paid in shares of the Company’s common stock valued at the average closing price per share of the 30 trading days prior to issuance and up to $9,450,000 will be paid in cash.  A portion of the additional payments are held in escrow to the extent the Company may have any claims for indemnification under the acquisition agreement.  In addition, in the event the shareholders of Litmus are entitled to any additional payments, the Company agreed to capitalize a bonus pool for the pre-acquisition employees of Litmus in an amount not to exceed $1,050,000.

In addition, at the closing, the Company: (i) issued to certain shareholders of Litmus warrants to purchase an aggregate of 90,000 shares of the Company’s common stock, (ii) established a pool of warrants to purchase up to 40,000 shares of the Company’s common stock to be issued to certain employees of Litmus, (iii) granted to the shareholders of Litmus registration rights with respect to shares of the Company’s common stock issued as part of the consideration of the acquisition, pursuant to a definitive registration rights agreement, and (iv) entered into employment agreements with certain employees of Litmus.

Issuance of Convertible Preferred Stock

On April 5, 2006, the Company completed the sale of $26.5 million of Series A Convertible Preferred Shares and 5.3 million warrants to institutional investors.  The holders of the preferred stock have the right to convert their holdings into shares of common stock at a price of $2.00 per share subject to possible adjustments from time to time.  If not converted, the Company will be required to redeem the preferred stock on the second anniversary of its issuance.  The holders of the preferred stock will initially be paid dividends on the preferred stock equal to 10% of the face value of the preferred stock.  The warrants are exercisable for five years at an initial exercise price of $2.50 per share, subject to certain adjustments.

The Company also granted to the institutional investors registration rights pursuant to which the Company is obligated to file, within 45 business days following the closing of the sale, a registration statement covering the shares of common stock issuable upon conversion of the preferred stock, and the shares of common stock issuable upon the exercise of the warrants.  If the registration statement does not become effective within 120 days following the closing, then the dividend rate on the preferred stock will increase to 15%. The maximum potential damages payable by the Company in regard to a default, including the increase in the amount of the dividends payable if the registration statement does not become effective within 120 days following the closing, are capped at 10% of the aggregate purchase price of the preferred stock, or $2.65 million. If the registration statement does not become effective within 180 days following the closing, the Company will be deemed to be in default and the preferred stock will be subject to mandatory redemption at the option of the holders.  If the registration statement becomes effective within the required timeframe, the dividend rate on the preferred stock will be reduced to 6% per annum.

The preferred stock is subject to mandatory conversion at the Company’s option, if among other things, the registration statement is effective, and the closing price of our common stock is $5 or higher for twenty consecutive trading days with an average daily trading volume of at least 100,000 shares during the twenty day period.

The Company used the net proceeds of the private placement, to complete the previously announced purchase of Litmus Media, Inc., to pay down the line of credit with Wachovia and for general corporate purposes.

The Company is currently reviewing accounting literature related to redeemable and convertible instruments to determine the correct balance sheet classification of the instrument.  During initial review, it appears this instrument will be classified as debt on the Company’s balance sheet.

Acquisition of Web Diversity Limited

On April 27, 2006, the Company entered into a share purchase agreement, pursuant to which it purchased all of the outstanding capital stock of Web Diversity Limited, a United Kingdom company in the business of paid search management and organic search. As consideration for the acquisition, the Company paid to the sole shareholder of Web Diversity $1 million in cash and issued to him 500,000 shares of the Company’s common stock, valued at $2.00 per share. The Company placed all of the shares of common stock in escrow as security for the shareholder’s obligation to return a portion of the stock consideration in the event that Web Diversity’s audited pre-tax earnings for any four consecutive calendar quarters during the 12 calendar quarter period beginning on July 1, 2006 and ending June 30, 2009 is less than $1 million. Further, the shareholder of Web Diversity may receive a cash earnout payment of up to $2 million based on pre-tax earnings of Web Diversity during the 12 calendar quarter period beginning on July 1, 2006. The Company granted to the shareholder of Web Diversity certain registration rights with respect to the shares of the Company’s common stock issued in connection with the acquisition. In addition, the Company issued to the shareholder and a certain employee of Web Diversity warrants to purchase an aggregate of up to 90,000 shares of the Company’s common stock.

Execution of Agreement to Acquire iLead Media, Inc.

On April 27, 2006, the Company entered into an agreement to acquire iLead Media, Inc., a Utah corporation (“iLead”), through a merger. iLead is engaged in the business of online sales lead generation.

At the closing of the acquisition, the Company will pay to the shareholders of iLead, an aggregate of $9,206,720 in cash and issue to them an aggregate of 4,649,859 shares of the Company’s common stock valued at $1.98 per share. Further, the shareholders of iLead may receive earnout payments of up to $18 million in the aggregate based on the aggregate pre-tax earnings of iLead for the first 12 calendar quarters following the closing. To the extent earned, up to $9 million of the earnout payment will be paid in shares of the Company’s common stock valued at the average closing price per share for the last five trading days of the first twelve calendar quarters; and up to $9 million will be paid in cash, as such amount may be reduced by the bonus pool amount described herein. To the extent earned, the Company agreed to contribute to iLead cash in an amount equal to 5% of the earnout payment which will be used to fund a bonus pool for the pre-acquisition employees of iLead. Any amounts contributed to the bonus pool will serve to reduce the amount of the cash portion of the earnout payment on a dollar-for-dollar basis. Additionally, the Company agreed to issue to the shareholders of iLead warrants to purchase an aggregate of up to 135,000 shares of the Company’s common stock at the closing of the acquisition. The shareholders will also be entitled to an additional cash payment of $250,000 if, at any time during the five month period after the closing, iLead’s unrestricted cash exceeds certain targets and at the same time its accounts receivable and cash exceed its liabilities by at least $1.00.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and elsewhere in this quarterly report or in any supplement we may file. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a Nevada corporation headquartered in Northbrook, Illinois, a suburb of Chicago. Through our wholly-owned direct and indirect subsidiaries we provide world class technology solutions to businesses and individuals. As of May 11, 2006 we employed, through our operating subsidiaries, 300 persons. As of March 31, 2006 the Company was operating in eleven locations across the United Sates and one location in Canada. Our principal executive offices are located at 5 Revere Drive, Suite 510, Northbrook, Illinois 60062. Our telephone number is (847) 562-0177. The address of our website is www.thinkpartnership.com.

From 1993 until 1997 we had no operations. In 1997, we acquired two private companies that were subsequently divested. In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc. Since 2002 we have acquired a total of eleven companies which now serve as the platform for all of our business operations. Our business is organized into three segments: Technology Services, Marketing Services and Consumer Services.

Our Technology Services segment offers world class technology and marketing solutions to online marketers and advertisers. Our Marketing Services segment provides online and off-line advertising, branding, interactive marketing solutions, affiliate marketing and lead generation services. Our Consumer Services segment operates online dating websites and online real estate licensing courses in Florida and Georgia. We have received an offer to purchase and have entered into a letter of intent to sell our Consumer Services Segment. The sale of our Consumer Services segment will better focus our management time and capital on integration and growth opportunities for our online marketing and advertising business segment. There can be no assurance that we will be able to complete the sale of our Consumer Services segment on the terms described herein, if at all (see, Part II, Item 1.A - “Risk Factors,” below).

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories, goodwill and purchased intangible assets, income tax and asset valuation allowances on an quarterly basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, future results from operations will be affected. We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition Critical Accounting Principles

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

•                  MarketSmart Interactive, Inc.

•                  Search Engine Enhancement Services. Prior to September 2005, we recognized revenue in the period that they were deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract. Beginning in October 2005, we began selling the services previously packaged as separate products in our Search Engine Enhancement business, and now treat each product as a separate deliverable in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”  As such, each deliverable is treated as a separate product or deliverable. We, therefore, recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

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

•                  Morex Marketing Group. Revenue is recognized when the names lists are delivered to the customer.

•                  Catamount Management. Substantially all of our revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with EITF Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

Other Critical Accounting Policies

•                  All assets are depreciated over their estimated useful life using the straight line method. Intangible assets are amortized over their estimated lives using the straight line method. Goodwill is tested for impairment annually per SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

•                  We reserve for federal and state income taxes on items included in the Consolidated Statements of Operations regardless of the period when the taxes are payable. Deferred taxes are recognized for temporary differences between financial statement and income tax basis.

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

•                  Prior to January 1, 2006, we accounted for employee stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of compensation cost for employee stock-based awards based upon fair value over the requisite service period for awards expected to vest. Furthermore, under SFAS 123R, liability based awards were recorded at fair value through to their settlement date.

Pursuant to the provisions of SFAS 123R, we applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, Accounting for Stock-Based

Compensation, after adjustment for estimated forfeitures. Accordingly, SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all share-based payments based on grant-date fair value.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents at March 31, 2006 and December 31, 2005 were approximately $1.7 million and $2.6 million, respectively. Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. Our cash deposits exceeded FDIC-insured limits by approximately $1.1 million at various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

We expect that we will continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services. Further, if we are unable to complete the announced sale of our Consumer Services segment, we may need to expend additional capital resources on member acquisition costs and integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards. If usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of March 31, 2006, the cash portion of these potential contingent payments totaled approximately $20.9 million which, if and to the extent earned, will likely become payable starting the third quarter of 2007 through the fourth quarter of 2008. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association. Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets. In April 2006, we used a portion of the proceeds from our preferred stock offering to repay approximately $14.7 million due to Wachovia on the revolving credit note.

Since 2002, we have acquired a total of eleven companies which now serve as the platform for all of our business operations. We anticipate that we will continue to acquire companies that we believe will strategically fit into our business segments and to grow by expanding our current operations. We expect that we will incur future capital expenditures relating to this growth. For example, certain events occurring subsequent to March 31, 2006 have had, and will have, an impact on our liquidity and capital resources. On April 5, 2006, we sold, in a private placement to institutional investors $26.5 million of Series A Convertible Preferred Stock and warrants. We used $6.5 million of the proceeds from the private placement to pay the cash portion of the purchase price in our acquisition of Litmus Media, Inc. As part of the agreement to acquire Litmus, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfies certain financial hurdles. For a description of the private placement of the Series A Convertible Preferred Stock and the Litmus acquisition, see “Recent Developments” below.

We used approximately $270,000 in cash from operating activities during the quarter ended March 31, 2006, as compared to approximately $500,000 during the quarter ended March 31, 2005. This decrease in cash flows from operations resulted from a decrease in net income of approximately $1.0 million as compared to the same period in 2005, offset by an increase in non-cash items included in net income of approximately $150,000 and increased cash provided by our operating assets of approximately $2.7 million over the same period last year. Conversely, our operating liabilities used approximately $1.6 million more during the first quarter of 2006 compared to the prior year.

We used cash in investing activities during 2006 and 2005. During the quarters ended March 31, 2006 and 2005 we used approximately $360,000 and $180,000 respectively to acquire fixed assets. We also used approximately $9.0 million to fund an acquisition that occurred in the first quarter of 2006 while we used approximately $5.6 million to fund acquisitions that occurred during the quarter ended March 31, 2005. An additional $500,000 was used for other investing activities including pending acquisitions and the acquisition of databases during the quarter ended March 31, 2006.

We generated approximately $9.2 million in cash from financing activities during the quarter ended March 31, 2006, as compared to utilizing approximately $210,000 during the quarter ended March 31, 2005. The primary source of cash generated from financing activities in 2006 was proceeds, totaling approximately $7.3 million, from draws on our line of credit with Wachovia and proceeds from an installment note with Wachovia totaling $2.5 million. These proceeds were offset by cash used to repay principal on outstanding debt of approximately $570,000. During the same period in 2005, we generated approximately $90,000 in proceeds from sale of common stock. These sources were offset by cash used to repay debt of approximately $300,000.

Material Changes in Financial Condition

Our total assets as of March 31, 2006 were approximately $79 million compared to approximately $57.5 million as of December 31, 2005. Substantially all of the increase in our total assets during the quarter ended March 31, 2006 was the result of an increase in our intangible assets of approximately $20.8 million of which approximately $18.5 million was allocated to goodwill. This increase resulted from our acquisition of Morex Marketing Group LLC in January of 2006. Our total current assets as of March 31, 2006 were approximately $10.8 million, an increase from December 31, 2005 of approximately $375,000.

Our total liabilities as of March 31, 2006 were approximately $28.8 million, compared to approximately $18.8 million at December 31, 2005. The primary increase in our liabilities was our increased debt to fund the acquisition completed in January. Our debt increased from approximately $7.9 million at December 31, 2005 to approximately $17.2 million at March 31, 2006. In April 2006, we used a portion of the proceeds from our preferred stock offering to repay the debt incurred in connection with this acquisition.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2006 and 2005.

Revenue for the quarter ended March 31, 2006 increased $2.9 million to approximately $12 million from the same period in the prior fiscal year. Revenue from our marketing services segment increased approximately $200,000 to $7.4 million from the same period last year. The increase was a result of the activity of PrimaryAds and Morex Marketing Group. These two subsidiaries added an additional $2.0 million during the quarter ended March 31, 2006. These entities were not part of the Company for the quarter ended March 31, 2005. The increased revenue from these entities was offset by reduced revenue at our MarketSmart Interactive subsidiary of approximately $1.8 million. Revenue from this subsidiary has decreased due a decline in clients from increased competition and a shift in the product offerings. Revenue from our consumer services segment increased approximately $1.9 million to approximately $3.8 million from the same period last year. Revenue from this segment increased due to the addition of three companies over the past year. Revenue from our technology services segment increased by approximately $870,000 to approximately $1.1 million. During the first quarter of 2005 we made two acquisitions in this segment. These two acquisitions only contributed to our revenue for the period from the date of acquisition in the first quarter of 2005 while contributing for the entire first quarter of 2006.

The gross profits for the quarter ended March 31, 2006 were approximately $8.7 million (72% of sales). In contrast the gross profits for the equivalent period in 2005 were approximately $5.9 million (65% of sales). The increase in our gross profit as a percentage of revenues was due to the changing revenue mix of our subsidiaries. During 2005 and the first quarter of 2006 we have acquired companies with varying cost structures. The majority of our acquisitions have provided us with subsidiaries that have gross profit percentages higher than our traditional averages.

General and administrative expenses were approximately $9.1 million (75% of sales) for the quarter ended March 31, 2006. For the same period last year, the expenses totaled approximately $5.3 million (57% of sales). The change in our selling, general and administrative expenses in relation to revenue is also due in part to the acquisitions completed over the last twelve months. We currently report revenue for two of our operating subsidiaries net of costs as an agent. Due to this reporting, our selling, general and administrative expense percentage will be higher for these entities and, therefore, has the effect of increasing these expenses as a percentage of revenues. Additionally, our corporate overhead costs increased by approximately $1.2 million during the first quarter of 2006 as compared to the first quarter of 2005. This increase in overhead resulted primarily from increased legal and accounting fees associated with certain acquisitions that did not close, preparation of certain financial statements required for securities filings including our registration statement on Form SB-2, and fees incurred regarding the restatement of our financial statements. We expect these costs to remain higher than historical levels during the second quarter of 2006 but to return to historical levels thereafter. Further, corporate overhead increased due to our implementation of FAS 123R in the first quarter of 2006 which resulted in our expensing certain stock based compensation that were previously only footnote disclosures.

Our net loss for the quarter ended March 31, 2006 was approximately $710,000 compared to a profit of approximately $340,000 for the quarter ended March 31, 2005. Basic loss per common share for the quarter ended March 31, 2006 was ($0.02) versus basic income per common share of $0.01 for the quarter ended March 31, 2005. Fully diluted loss per common share for the quarter ended March 31, 2006 was ($0.02) versus fully diluted income per common share of $0.01 for the quarter ended March 31, 2005.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the Fourth Quarter of 2005, we consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation. The chief executive officer of each subsidiary reports to the chief executive officer of the Company, who makes decisions about performance assessment and resource allocation for all segments. We had three operating segments as of March 31, 2006 and 2005: Technology Services segment, Marketing Services segment and Consumer Services segment. We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

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

NET SALES BY INDUSTRY SEGMENT

	2006		2005
	Amount	Percent	Amount	Percent
Marketing Services	$7,358,834	61.07	$7,152,012	77.97
Consumer Services	3,793,213	31.48	1,869,944	20.39
Technology Services	1,062,592	8.82	193,236	2.11
Elimination	(164,246)	(1.37)	(42,713)	(0.47)
Total	$12,050,393	100.00	$9,172,479	100.00

PRE TAX PROFIT FROM CONTINUING OPERATIONS

	2006	2005
Marketing Services	$596,369	$608,045
Consumer Services	(31,740)	409,224
Technology Services	(14,127)	(268)
Corporate	(1,705,635)	(473,628)
Total	$(1,155,133)	$543,373

TOTAL ASSETS BY INDUSTRY SEGMENT

	2006		2005
	Amount	Percent	Amount	Percent
Marketing Services	$47,834,336	60.56	$14,368,695	33.50
Consumer Services	26,704,543	33.81	15,024,714	35.03
Technology Services	3,578,803	4.53	3,125,562	7.29
Corporate	865,836	1.10	10,374,051	24.18
Total	$78,983,518	100.00	$42,893,022	100.00

Subsequent Events

Acquisition of Litmus Media, Inc.

On April 5, 2006, we acquired Litmus Media, Inc. which offers integrated solutions for performance-based advertising, search marketing and e-retailing industries. At the closing of the acquisition, we paid to the shareholders of Litmus, an aggregate of $6,500,000 in cash and issued them an aggregate of 3,250,000 shares of our common stock valued at $2.00 per share. Further, the shareholders of Litmus may receive additional payments of up to $19,950,000 in the aggregate based on the aggregate pre-tax earnings of Litmus for the first 12 calendar quarters following the closing. To the extent earned, up to $10,500,000 of the additional payments will be paid in shares of our common stock valued at the average closing price per share of the 30 trading days prior to issuance and up to $9,450,000 will be paid in cash. A portion of the additional payments are held in escrow to the extent we may have any claims for indemnification under the acquisition agreement. In addition, in the event the shareholders of Litmus are entitled to any additional payments, we agreed to capitalize a bonus pool for the pre-acquisition employees of Litmus in an amount not to exceed $1,050,000.

In addition, at the closing, we: (i) issued to certain shareholders of Litmus warrants to purchase an aggregate of 90,000 shares of our common stock, (ii) established a pool of warrants to purchase up to 40,000 shares of our common stock to be issued to certain employees of Litmus, (iii) granted to the shareholders of Litmus registration rights with respect to shares of our common stock issued as part of the consideration of the acquisition, pursuant to a definitive registration rights agreement, and (iv) entered into employment agreements with certain employees of Litmus.

Issuance of Convertible Preferred Stock

On April 5, 2006, we completed the sale of $26.5 million of Series A Convertible Preferred Shares and 5.3 million warrants to institutional investors. The holders of the preferred stock have the right to convert their holdings into shares of common stock at a price of $2.00 per share subject to possible adjustments from time to time. If not converted, we will be required to redeem the preferred stock on the second anniversary of its issuance. The holders of the preferred stock will initially be paid dividends on the preferred stock equal to 10% of the face value of the preferred stock. The warrants are exercisable for five years at an initial exercise price of $2.50 per share, subject to certain adjustments.

We also granted to the institutional investors registration rights pursuant to which we are obligated to file, within 45 business days following the closing of the sale, a registration statement covering the shares of common stock issuable upon conversion of the preferred stock, and the shares of common stock issuable upon the exercise of the warrants. If the registration statement does not become effective within 120 days following the closing, then the dividend rate on the preferred stock will increase to 15%. The maximum potential damages payable by us in regard to a default, including the increase in the amount of the dividends payable if the registration statement does not become effective within 120 days following the closing, are capped at 10% of the aggregate purchase price of the preferred stock, or $2.65 million. If the registration statement does not become effective within 180 days following the closing, we will be deemed to be in default and the preferred stock will be subject to mandatory redemption at the option of the holders. If the registration statement becomes effective within the required timeframe, the dividend rate on the preferred stock will be reduced to 6% per annum.

The preferred stock is subject to mandatory conversion at our option, if among other things, the registration statement is effective, and the closing price of our common stock is $5 or higher for twenty consecutive trading days with an average daily trading volume of at least 100,000 shares during the twenty day period.

We used the net proceeds of the private placement, to complete the previously announced purchase of Litmus Media, Inc., to pay down the line of credit with Wachovia and for general corporate purposes.

The Company is currently reviewing accounting literature related to redeemable and convertible instruments to determine the correct balance sheet classification of the instrument. During initial review, it appears this instrument will be classified as debt on the Company’s balance sheet.

Acquisition of Web Diversity Limited

On April 27, 2006, we entered into a share purchase agreement, pursuant to which we purchased all of the outstanding capital stock of Web Diversity Limited, a United Kingdom company in the business of paid search management and organic search. As consideration for the acquisition, we paid to the sole shareholder of Web Diversity $1 million in cash and issued to him 500,000 shares of the our common stock, valued at $2.00 per share. We placed all of the shares of common stock in escrow as security for the shareholder’s obligation to return a portion of the stock consideration in the event that Web Diversity’s audited pre-tax earnings for any four consecutive calendar quarters during the 12 calendar quarter period beginning on July 1, 2006 and ending June 30, 2009 is less than $1 million. Further, the shareholder of Web Diversity may receive a cash earnout payment of up to $2 million based on pre-tax earnings of Web Diversity during the 12 calendar quarter period beginning on July 1, 2006. We granted to the shareholder of Web Diversity certain registration rights with respect to the shares of our common stock issued in connection with the acquisition. In addition, we issued to the shareholder and a certain employee of Web Diversity warrants to purchase an aggregate of up to 90,000 shares of the Company’s common stock.

Execution of Agreement to Acquire iLead Media, Inc.

On April 27, 2006, we entered into an agreement to acquire iLead Media, Inc., a Utah corporation (“iLead”), through a merger. iLead is engaged in the business of online sales lead generation.

At the closing of the acquisition, we will pay to the shareholders of iLead, an aggregate of $9,206,720 in cash and issue to them an aggregate of 4,649,859 shares of our common stock valued at $1.98 per share. Further, the shareholders of iLead may receive earnout payments of up to $18 million in the aggregate based on the aggregate pre-tax earnings of iLead for the first 12 calendar quarters following the closing. To the extent earned, up to $9 million of the earnout payment will be paid in shares of our common stock valued at the average closing price per share for the last five trading days of the first twelve calendar quarters; and up to $9 million will be paid in cash, as such amount may be reduced by the bonus pool amount described herein. To the extent earned, we agreed to contribute to iLead cash in an amount equal to 5% of the earnout payment which will be used to fund a bonus pool for the pre-acquisition employees of iLead. Any amounts contributed to the bonus pool will serve to reduce the amount of the cash portion of the earnout payment on a dollar-for-dollar basis. Additionally, we agreed to issue to the shareholders of iLead warrants to purchase an aggregate of up to 135,000 shares of our common stock at the closing of the acquisition. The shareholders will also be entitled to an additional cash payment of $250,000 if, at any time during the five month period after the closing, iLead’s unrestricted cash exceeds certain targets and at the same time its accounts receivable and cash exceed its liabilities by at least $1.00.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates to the fact that some of our debt consists of variable interest rate loans. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 based on debt outstanding at March 31, 2006 and weighted average interest rates for the debt maturing in each specified period.

	2006	2007	2008	2009

Fixed Rate Debt	280,979	40,014	36,641	757
Weighted average interest rate	4.32%	6.78%	6.87%	8.00%

Variable rate debt	1,885,000	229,266	—	14,703,439
Weighted average interest rate	7.09%	7.27%		7.03%

The table above does not reflect indebtedness incurred after March 31, 2006.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 12% of our consolidated costs and expenses are denominated in Canadian Dollars.  As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and Canadian Dollars. If the Canadian Dollar depreciates against the U.S. Dollar, the cost of our Canadian expenses as expressed in our U.S. Dollar financial statements will increase. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. We currently have approximately $4.4 million of annual expenses payable in Canadian dollars, if the exchange rate were to change by $0.01 this cause our net earnings to change by $44,000.

Item 4.                    Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Except as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fourth quarter of 2005, we established additional policies and procedures related to revenue recognition. Management implemented compensating controls and procedures, principally manual checks and additional levels of review as it relates to revenue recognition. In addition, our MarketSmart Interactive subsidiary now performs a credit check at the time it enters into a contract with a client to determine the appropriate payment terms for the client, which provides an objective basis for our belief that the collectibility of amounts recognized as revenue associated with the client is reasonably assured. Additionally, management has directed our internal audit staff, which reports directly to our audit committee and is not involved in the preparation of our financial statements, to focus on evaluating and documenting our disclosure controls and procedures over financial reporting including revenue recognition. Further, since the fourth quarter of 2005, our audit committee has reviewed, and on a going forward basis, will continue to review, a list of all critical accounting policies and estimates with supporting schedules for each pending acquisition prior to closing. Management has approved and intends to hire additional internal audit staff. To date, we have incurred expenses of approximately $35,000 to remediate these deficiencies in our internal controls. These expenses include the costs of the credit checks and a pro rata portion of the time incurred by our internal audit staff to improve our disclosure controls and procedures over financial reporting. The material weakness in our disclosure controls and procedures caused by the deficiencies set forth above were fully remediated during the first quarter of 2006.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 of Part I for a more complete understanding of the matters covered by the certifications.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings.

Described below are material pending legal proceedings, other than routine litigation incidental to our business, to which the Company or any of its subsidiaries is a party or of which any of our property is subject.

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

Item 1A. Risk Factors.

Except as otherwise provided below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

We have agreed, and may agree in the future, to pay additional amounts in connection with acquisitions. As part of the agreements to acquire WebCapades, the MarketSmart Companies, Personals Plus, Ozline, KowaBunga!, PrimaryAds, RESO, Vintacom, Morex and Litmus, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfy certain financial hurdles. As of May 11, 2006, the cash portion of these potential contingent payments totaled approximately $30.4 million. We will likely also agree to contingent payout arrangements in connection with future acquisitions. There is no assurance that we will have cash available to pay these amounts if these financial hurdles are satisfied. Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, all of which may have a material adverse effect on our results of operations, financial condition, business prospects and the trading price of our common stock.

We may not be able to complete the sale of our Consumer Services Segment. On March 22, 2006, we announced that we signed a letter of intent to sell our Consumer Services segment to Mountains West Exploration Inc. for an aggregate of $21,000,000 in cash, unregistered common stock of Mountains West valued at $9,000,000 at the closing of the transaction and Mountains West assumption of the contingent obligations in regard to any additional or earnout obligations or other payments owed to the former shareholders of the subsidiaries that make up our Consumer Services segment. As of May 11, 2006, these contingent obligations totaled $1,450,000, assuming all of the contingencies are satisfied, which does not include any contingent obligations which may be owed to the former shareholders of our Vintacom subsidiary. The former Vintacom shareholders may receive an aggregate earnout payment equal to the excess over (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing of the Vintacom acquisition, and (B) $1.1 million U.S. There is no assurance that this proposed transaction will be completed within the ninety days contemplated by the letter of intent, if at all. Closing of the transaction is subject to a number of conditions including, among other things, Mountains West’s ability to finance the cash portion of the purchase price. Mountains West does not currently have the capital needed to complete this transaction and we cannot provide any assurance whatsoever regarding its ability to raise the necessary capital. Additionally, closing of the transaction is also subject to our satisfactory due diligence of Mountains West and Mountains West’s satisfactory due diligence of the businesses that make up our Consumer Services segment. To date, we have not expended any significant resources toward completing our due diligence of Mountains West. Further, the closing of the transaction is subject to negotiating and executing a definitive purchase and sale agreement. To date, we have not entered into any significant negotiations with Mountains West regarding the preparation of this agreement. Mountains West is controlled by individuals who are shareholders of ours and who are actively involved in certain other business transactions and companies with members of our management and Board of Directors. Thus, closing of the transaction will also be subject to our receipt of an opinion from a qualified independent investment bank regarding the fairness of the terms and conditions of the transaction to our shareholders. To date, we have neither solicited nor engaged any investment bank to provide this fairness opinion. Finally, the closing is subject to the receipt of all required third party consents to the transaction as well as approval of our board of directors and the board of directors of Mountains West. If we are unable to complete the sale of our Consumer Services segment, we may need to expend additional capital resources on member acquisition costs and integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards. Additionally, if usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us in the quarterly period ended March 31, 2006 without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, the Company did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On January 20, 2006, as part of our acquisition of Morex Marketing Group, LLC, we issued to the members of Morex, an aggregate of 5,527,606 shares of common stock and issued to each of Lloyd Ecker, Robert Moore and Tina MacNicholl (those members of Morex that entered into employment agreements with Morex at the closing), warrants to purchase an aggregate of 35,000 shares of Company common stock at $3.50 per share.

On January 28, 2006, we issued 600 shares to John Fitzpatrick pursuant to the exercise of warrants at $0.16 per share.

On March 12, 2006, we issued 50,000 shares to InfoPoint pursuant to the exercise of warrants at $0.01 per share.

On March 15, 2006, we issued 600 shares to Jenny Halasz pursuant to the exercise of warrants at $0.16 per share.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on March 14, 2006. At the meeting, our stockholders elected the following directors:  Xavier Hermosillo, Gerard M. Jacobs, T. Benjamin Jennings, Frederick P. Lyte, Vincent J. Mesolella, Dominic L. Ragosta and Patrick W. Walsh. Our stockholders also (i) ratified the appointment of our independent registered accountant, Blackman Kallick Bartelstein, LLP, (ii) approved our 2005 Long Term Incentive plan, (iii) approved an amendment to our Articles of Incorporation to increase the total authorized shares of our common stock from 100,000,000 to 200,000,000, and (iv) approved an amendment to our Articles of Incorporation to change our name from CGI Holding Corporation to Think Partnership Inc.

The following table states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted upon.

Matter	For	Against/Withheld	Abstain
Directors:
Xavier Hermosillo	27,897,146
Gerard M. Jacobs	28,290,858
T. Benjamin Jennings	28,585,325
Frederick P. Lyte	29,060,108
Vincent J. Mesolella	28,816,950
Dominc L. Ragosta	29,050,150
Patrick W. Walsh	28,825,708
Blackman Kallick Bartelstein, LLP	30,702,588	260,959	57,580
2005 Long Term Incentive Plan	14,467,999	2,650,376	1,013,792
Increase of Authorized Shares	29,843,991	1,170,537	6,600
Name Change	30,863,411	141,808	15,910

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

EXHIBIT NO.

3.1	Articles of Incorporation of Registrant, as amended as of February 26, 2004. (1)

3.2	Amendment to Articles of Incorporation filed March 14, 2006. (9)

3.3	Restated By-Laws of Registrant. (3)

4.1	Form of Warrant to purchase common stock of Registrant for August 2004 offering. (2)

4.2	Form of Warrant to purchase common stock of Registrant for December 6, 2004 offering. (2)

4.3	Form of Registration Rights Agreement by and among Registrant and certain of its shareholders for December 6, 2004 offering. (2)

4.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Think Partnership Inc. (8)

4.5	Registration Rights Agreement dated as of March 20, 2006, by and among Think Partnership Inc. and the schedule of Buyers attached thereto. (7)

4.6	Form of Warrant by and among Think Partnership Inc. and the schedule of Buyers attached to Securities Purchase Agreement. (7)

10.1	Agreement by and among the Company, Morex Merger Sub, LLC, Morex Marketing Group, LLC, Lloyd Ecker, Robert Moore, Tina MacNicholl, and What If Holdings, LLC, dated January 20, 2006. (4)

10.2	Loan Agreement by and between Wachovia Bank, National Association and the Company, dated January 19, 2006. (4)

10.3	Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated January 19, 2006. (4)

10.4	Revolving Credit Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (4)

10.5	Term Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (4)

10.6	Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated January 19, 2006. (4)

10.7	Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of February 17, 2006. (5)

10.8	Amendment No. 1 to Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of March 17, 2006. (6)

10.9	Securities Purchase Agreement dated as of March 20, 2006 by and among Think Partnership Inc. and the investors listed on the Schedule of Buyers attached thereto. (8)

31.1	Certification by Scott P. Mitchell, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Scott P. Mitchell, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

(2)

Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

(3)	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 033-19880-D).

(4)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 (SEC File No. 001-32442).

(5)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006 (SEC File No. 001-32442).

(6)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

(7)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

(8)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2006 (SEC File No. 001-32442).

(9)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006 (SEC File No. 001-32442).

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2006.

THINK PARTNERSHIP INC. (Registrant)

By:	/s/ Scott P. Mitchell
Scott P. Mitchell, Interim Chief Executive Officer

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer