Form 10KSB/A
period 2005-12-31
THINK PARTNERSHIP INC
filed 2006-06-13
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒  ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended: December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File 001-32442

THINK PARTNERSHIP INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

28050 US 19 North, Suite 509
Clearwater, Florida 33761
(Address of Principal Executive Offices)

(727) 796-0255

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock par value $0.001	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was  required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenue for its most recent fiscal year: $40,440,729.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

Documents incorporated by reference:

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

THINK PARTNERSHIP INC. AND SUBSIDIARIES

Table of Contents

EXPLANATORY NOTE

PART II
Item 8A. Control and Procedures

PART III
Item 13. Exhibits

SIGNATURES

i

EXPLANATORY NOTE

This Form 10-KSB/A relates to additional disclosures regarding our Controls and Procedures as of and for the year ended December 31, 2005. This Form 10-KSB/A only amends and restates Item 8A of Part II of the original filing of our Annual Report on Form 10-KSB for the period ended December 31, 2005. This Form 10-KSB/A does not reflect any events or developments occurring subsequent to March 31, 2006.

PART II

Item 8A.                 Control and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure. As described below, there were changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 13.                   Exhibits

EXHIBIT NO.

31.1                           Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2                         Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1                           Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2                           Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                                         Filed as part of this document.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 13th day of June, 2006.

THINK PARTNERSHIP INC. (Registrant)

By:	/s/ Scott P. Mitchell
Scott P. Mitchell, Chief Executive Officer, President and Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer

3