Form 10-Q/A
period 2006-03-31
THINK PARTNERSHIP INC
filed 2006-06-13
CIK 829323

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

For Quarter Ended

Commission File Number 001-32442

Think Partnership Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28050 US 19 North, Suite 509, Clearwater, Florida	33761
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (727) 796-0255

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

THINK PARTNERSHIP INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

This Form 10-Q/A relates to additional disclosures regarding our Controls and Procedures as of and for the quarter ended March 31, 2006. This Form 10-Q/A only amends and restates Item 4 of Part I of the original filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2006. This Form 10-Q/A does not reflect any events or developments occurring subsequent to May 15, 2006.

PART I. FINANCIAL INFORMATION

Item 4.                          Control and Procedures

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

There were changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as more fully described below.

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

Item 6.                          Exhibits

EXHIBIT NO.

31.1                   Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2                   Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1                   Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2                   Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                                 Filed as part of this document.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 13th day of June, 2005.

THINK PARTNERSHIP INC. (Registrant)

By:	/s/ Scott P. Mitchell
Scott P. Mitchell, Chief Executive Officer, President and Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer

3