Form 10-Q
period 2006-06-30
THINK PARTNERSHIP INC
filed 2006-08-10
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

For Quarter Ended          Commission File Number  001-32442

Think Partnership Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

28050 U.S. 19 North, Clearwater, Florida	33761
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (727) 324-0046

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

Yes ☐     No ☒

As of August 2, 2006, 53,043,695 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC. AND SUBSIDIARIES

i

PART I.   FINANCIAL INFORMATION

Item 1.                                     Financial Statements.

THINK PARTNERSHIP INC.
CONSOLIDATED BALANCE SHEET
June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and Cash Equivalents	$2,854,891	$2,609,114
Restricted Cash	804,284	828,804
Accounts Receivable Net of Allowance for Doubtful Accounts of $125,320 and $33,280	11,424,344	4,223,599
Notes Receivable — Related Party	280,175	280,175
Refundable Corporate Income Taxes	647,613	1,526,968
Deferred Tax Asset	0	205,361
Prepaid Expenses and Other Current Assets	659,905	734,544
Total Current Assets	16,671,212	10,408,565
Property and Equipment, net	3,790,337	3,253,078
Other Assets
Goodwill	78,183,223	32,959,252
Intangible Assets	22,077,117	10,300,248
Other Assets	568,190	573,176
Total Other Assets	100,828,530	43,832,676
Total Assets	$121,290,079	$57,494,319

Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable —Current Portion	$1,464,696	$5,262
Note Payable — Related Party	135,197	429,761
Accounts Payable	7,969,911	3,443,603
Deferred Revenue	2,671,438	2,831,656
Client Prepaid Media Buys	155,509	774,877
Deferred Tax Liability	410,638	0
Embedded Put	1,206,070	0
Accrued Expenses and Other Current Liabilities	1,126,651	1,309,301
Total Current Liabilities	15,140,110	8,794,460

Long-Term Liabilities	15,817,986	10,052,329

Series A Redeemable Preferred — 26,500 shares authorized, issued and outstanding	18,444,896	0

Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares —52,413,695 as of June 30 and 38,222,030 as of December 31
Outstanding Shares —49,913,695 as of June 30 and 35,722,030 as of December 31	52,413	38,222
Additional Paid in Capital	77,482,182	42,375,320
Accumulated Deficit	(5,511,963)	(3,320,016)
Accumulated Other Comprehensive Income	404,455	94,004
Treasury Stock	(540,000)	(540,000)
Total Shareholders’ Equity	71,887,087	38,647,530
Total Liabilities and Shareholders’ Equity	$121,290,079	$57,494,319

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Six and Three Months Ended June 30, 2006 and 2005

	Six Months Ended		Three Months Ended
	2006	2005	2006	2005
Net Revenue	$31,352,031	$19,487,285	$19,301,638	$10,314,806
Cost of Revenue	11,361,382	6,765,676	8,007,502	3,539,602
Gross Profit	19,990,649	12,721,609	11,294,136	6,775,204
Operating Expenses
Selling, General and Administrative	19,157,428	11,288,834	10,100,860	6,020,587
Amortization of Purchased Intangibles	1,424,432	563,550	868,933	385,204
(Loss)Income from Operations	(591,211)	869,224	324,343	369,413
Other Income(Expenses)
Interest Income	4,274	77,242	3,414	22,592
Interest Expense	(435,951)	(34,495)	(193,570)	(23,407)
Other Income, Net	(7,150)	4,500	(9,092)	4,500
(Loss)Income before Income Tax (Benefit) Expense	(1,030,038)	916,471	125,095	373,098
Income Tax (Benefit) Expense	(394,298)	352,969	52,195	148,154
Net (Loss) Income	(635,740)	563,502	72,900	224,944
Other Comprehensive Income
Unrealized Gain on Securities	63,944	88,315	19,354	88,315
Foreign Currency Adjustment	246,507	0	296,077	0
Comprehensive (Loss)Income	$(325,289)	$651,816	$388,331	$313,259

Net (Loss) Income Per Share
Basic	$(0.05)	$0.02	$(0.03)	$0.01
Fully Diluted	$(0.05)	$0.01	$(0.03)	$0.01

Weighted Average Shares(Basic)	43,423,722	32,999,634	46,776,865	33,323,369
Weighted Average Shares(Fully Diluted)	43,423,722	39,005,859	46,776,865	39,068,603

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2006

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2006	35,722,030	$38,222	$42,375,320	$(3,320,016)	$94,004	$(540,000)	$38,647,530

Exercise of Stock Options	264,200	264	62,408				62,672

Purchase Transactions, Net of issuance costs	13,927,465	13,927	28,778,913				28,792,840

Warrants and beneficial conversion feature associated with reedemable preferred stock placement			5,964,501				5,964,501

Other Comprehensive Income					40,686		40,686

Foreign Currency Adjustment					269,765		269,765

Stock Based Compensation Expense (FAS123R)			301,040				301,040

Dividends on redeemable preferred				(625,694)			(625,694)

Accretion of redeemable preferred				(930,513)			(930,513)

Net Loss, June 30, 2006				(635,740)			(635,740)

Balance at June 30, 2006	49,913,695	$52,413	$77,482,182	$(5,511,963)	$404,455	$(540,000)	$71,887,087

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005

	2006	2005
Operating Activities
Net (Loss)Income	$(635,740)	$563,502
Adjustments to reconcile Net (Loss)Income to net cash provided by (used in) operating activities:
Depreciation and Amortization	2,600,654	826,705
Provision for Doubtful Accounts	231,967	377,196
Deferred Taxes	(518,910)	270,676
Stock Based Compensation	301,040	0
Other	31,004	0
Change in operating assets and liabilities:
Restricted Cash	567,643	(146,917)
Accounts Receivable	(1,175,443)	(3,357,214)
Prepaid Expenses and Other Assets	(99,110)	(1,307,240)
Refundable Corporate Income Taxes	879,355	0
Accounts Payable	140,121	1,783,547
Deferred Revenue	(895,225)	1,003,788
Other Accrued Expenses and Current Liabilities	(1,668,265)	(287,949)
Net cash used in operating activities	(240,909)	(273,906)

Investing Activities
Purchases of property and equipment	(696,321)	(988,757)
Acquisition of Companies, net of cash acquired	(26,099,296)	(15,027,348)
Other Investing Activities	(908,718)	(121,146)
Net cash used in investing activities	(27,704,335)	(16,137,251)

Financing Activities
Principal Payments Made on Installment Notes Payable	(1,380,997)	(450,913)
Proceeds from Installment Notes	2,500,000	0
Net Proceeds from Line of Credit	3,289,063	1,480,000
Proceeds from Equity Transactions, net of issuance costs	23,216,344	18,475
Embedded Put	1,181,150	0
Dividends on redeemable preferred	(625,694)	0
Net cash provided by financing activities	28,179,866	1,047,562
Effect of exchange rate changes on cash and cash equivalents	11,154	0
Net Change — cash and cash equivalents	245,777	(15,363,595)
Cash and cash equivalents balance, January 1	2,609,114	17,160,520
Cash and cash equivalents balance, June 30	$2,854,891	$1,796,925

Supplemental Information
Interest Paid	$435,951	$34,595
Income Taxes (Refunded) Paid	$(762,243)	$1,140,678

NonCash Investing and Financing Activities

On January 14, 2005, the Company purchased the stock of MarketSmart Advertising, Inc., Right Stuff, Inc. d/b/a Bright Idea Studio and CheckUp Marketing, Inc. (the “MarketSmart Companies”).  $3,000,000 of the purchase price was paid in shares of the Company’s common stock along with options valued at $150,000. The Company received net intangible assets of $6,528,041 and net tangible liabilities of ($191,671).

On February 21, 2005, the Company purchased the stock of the Personals Plus, Inc.  $2,262,500 of the purchase price was paid in shares of the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $5,059,455 and net tangible liabilities of ($390,071).

On February 21, 2005, the Company purchased the stock of the Ozona Online Networks, Inc. $400,000 of the purchase price was paid in shares of the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $924,932 and net tangible liabilities of ($134,639).

On March 11, 2005, the Company purchased the stock of the Kowabunga! Marketing, Inc. $750,000 of the purchase price was paid in shares of the Company’s common stock. The Company received net intangible assets of $1,599,990 and net tangible liabilities of ($312,816).

On April 22, 2005, the Company purchased the stock of the PrimaryAds, Inc. The Company received net intangible assets of $11,091,132 and net tangible liabilities of ($818,802).

On January 20, 2006, the Company purchased the members’ interests of Morex Marketing Group, LLC.  $12.05 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $75,600. The Company received net intangible assets of $21,308,996 and net tangible assets of $477,772.

On April 5, 2006, the Company purchased stock of Litmus Media, Inc.  $6.5 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $79,297. The Company received net intangible assets of $14,126,696 and net tangible liabilities of $734,272.

On April 27, 2006, the Company purchased the stock of WebDiversity, Ltd.  $1.0 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $55,800. The Company received net intangible assets of $2,147,178 and net tangible assets of $95,753.

On May 23, 2006, the Company purchased the stock of iLead Media, Inc.  $9.2 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $90,450. The Company received net intangible assets of $19,954,300 and net tangible liabilities of $1,244,990.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Think Partnership Inc.
Footnotes to Consolidated Financial Statements
June 30, 2006 and 2005

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed March 31, 2006. In the opinion of the Company’s management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Redeemable Preferred Stock and Warrants

On April 5, 2006, the Company completed the sale of 26,500 shares of $1,000 stated value Series A Convertible Preferred Stock (liquidation preference $33.1 million) and warrants to purchase 5.3 million shares of the Company’s common stock for gross proceeds of $26.5 million ($24.7 million, net of direct financing costs). Pursuant to the Certificate of Designation, Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at a fixed conversion rate of $2.00 and, if not converted by March 20, 2008, is redeemable for cash of $2.00 per share. Series A Convertible Preferred Stock is also redeemable for cash upon a change in control or certain other events at an amount equal to 110% of the greater of (i) the stated value or (ii) the number of indexed shares at the closing market price on the date of the redemption triggering event. The Series A Convertible Preferred Stock is non-voting and carries a 10% cumulative dividend feature, reduced to 6% upon the registration of the underlying shares, which were registered on August 1, 2006. Detachable warrants issued in connection with the Series A Convertible Preferred Stock financing arrangement have a strike price of $2.50 and a term of five-years. Common shares indexed to the Series A Convertible Preferred Stock and warrants are subject to the conditions of a freestanding registration rights agreement that provides for monthly liquidating damages of 1.0% (not to exceed an aggregate of 10.0%) for non-filing, non-effectiveness and loss of effectiveness.

The Company has evaluated all freestanding instruments and embedded features embodied in the Series A Convertible Preferred Stock financing arrangement in accordance with current accounting standards for complex financing transactions. The following points illustrate the key considerations in the Company’s evaluation:

•                  The terms and features of the Series A Convertible Preferred Stock resulted in the Company’s conclusion that the instrument was more akin to a debt security than an equity security. Therefore, embedded features that met the definition of derivative financial features were evaluated for their clear and close relationship with a debt instrument. Significant features included conversion features; contingent redemption (put) features and interest features. While conversion features, such as those included in the Series A Convertible Preferred Stock, are generally not clearly and closely related to debt instruments, the Company was afforded the “Conventional Convertible” exemption from derivative accounting. While put features and interest features are generally considered clearly and closely related to debt instruments, the Company determined that terms of the redemption put feature, in fact, resulted in its treatment as a derivative financial feature, subject to bifurcation from the hybrid instrument.

•                  The terms and features of the freestanding warrants and registration rights were evaluated under the guidance for equity classification set forth in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to a Company’s Own Stock and EITF 05-04, The Effect of a Liquidating Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19. For purposes of this evaluation, the Company elected to consider the warrants and registration rights on a combined basis (View C; EITF 05-04). As a result, the Company concluded that the combined arrangement did not rise to an uneconomic settlement. In addition, all other indicators of equity provided in EITF 00-19 were present. Therefore, the warrants were afforded equity classification.

The proceeds from the Series A Convertible Preferred Stock financing arrangement were allocated to the Series A Convertible Preferred Stock ($22.3 million) and warrants ($4.2 million) on a relative fair value basis. Following this allocation, approximately $1.2 million was allocated from the Series A Convertible Preferred Stock to the fair value of the put option referred to above. The Company used the following valuation techniques to value the instruments:

•                  Series A Convertible Preferred Stock was valued as a forward contract, enhanced by a conversion option. The forward element of the aggregate value was determined using the present value of cash flows. The conversion option component was valued using the Flexible Monte Carlo technique, since that technique embodies all assumptions necessary for the fair value of bifurcated features that are associated with debt instruments (credit risk, interest risk and exercise behaviors).

•                  Warrants were valued using the Black-Scholes-Merton valuation technique, since that technique embodies all assumptions necessary for the fair value of warrants (expected volatility, expected term, and risk-free interest).

•                  The put feature was valued using the present value of cash flows arising from multiple, probability-weighted outcomes. Management used its best estimate in developing probability scenarios. Fair value adjustments to the put feature will result in charges or credits to income in future periods. Such adjustments will arise from (i) changes in estimates underlying the probability-weighted model and (ii) the recognition of the time value (amortization component). The Company recorded a fair value adjustment of ($24,920) during the period from inception of the financing to June 30, 2006.

As a result of the aforementioned allocations, the Series A Convertible Preferred Stock contained a beneficial conversion feature amounting to approximately $1.7 million. A beneficial conversion feature arises when the effective conversion price (remaining allocated proceeds divided by the number of indexed shares) is lower than the trading market price, using an intrinsic approach, on the effective date of the transaction. The beneficial conversion feature was classified as a component of equity.

Due to the contingent cash redemption features, the Series A Convertible Preferred Stock is required to be recorded outside of stockholders’ equity. The carrying value of Series A Convertible Preferred Stock will be accreted to its redemption value over the remaining redemption period through periodic charges to retained earnings using the effective method. Preferred stock dividends and accretions, which are reported as a reduction of net income for purposes of earnings per share, amounted to approximately $1.6 million.

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

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company recorded stock-based compensation expense for equity incentive plans of $301,040 and $138,506 for the six and three months ended June 30, 2006, respectively. Had SFAS 123R been effective for the comparative periods, stock-based compensation expense for equity incentive plans of $584,253 and $216,516 would have been recorded for the six and three months ended June 30, 2005, respectively.

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

Litmus Media, Inc. and Web Diversity, Ltd.

In accordance with Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

Litmus generates additional revenue from company owned and affiliate networks are based on a “per click” basis and is recognized once the action is taken.

iLead Media, Inc.

The Company recognizes revenue from online membership sales only after the member’s credit card is charged successfully and the service date of making membership benefits available has taken place.   For lead sales, the Company’s revenue recognition varies depending on the arrangement with the purchaser. Where the arrangement provides for delivery only, revenue is recognized when the lead information is provided to the purchaser.  Where the arrangement provides for compensation based on sales generated by the purchaser from the lead, the Company recognizes revenue in the period that the purchasing company makes a sale that was derived from the lead.  For product sales, the company recognizes revenue when the member’s credit card is successfully charged and the goods shipped.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method.  The carrying value of property and equipment at June 30, 2006 was:

Furniture & Fixtures	$534,501
Equipment	2,774,665
Software	1,711,312
Leasehold Improvements	251,799
Subtotal	5,272,276
Accumulated Depreciation and Amortization	(1,481,939)
Net Property & Equipment	$3,790,337

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

Stock-based compensation plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, and began recognizing compensation expense in its Consolidated Statements of Operations as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards.  Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”.  No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method.  Under this transition method, compensation cost recognized in the periods after adoption includes:  (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results from prior periods have not been restated.  As a result of adopting SFAS 123 (R), the Company’s income before income taxes for the six months and three months ended June 30, 2006 are $301,040 and $138,506 lower, respectively, than if it had continued to account for share-based compensation under APB 25.  The Company’s net income for the six and three months ended June 30, 2006 are $186,645 and $85,874 lower, respectively, than if it had continued to account for share-based compensation under APB 25.

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

	Six Months Ended		Three Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net (Loss) Income Reported	$(635,740)	$563,502	$72,900	$224,944

Add:
Total stock-based compensation expense included in reported net income, net of related tax effects	301,040	0	138,506	0
Deduct:
Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(301,040)	(344,709)	(138,506)	(127,744)

SFAS No. 123 R pro forma net (loss) income	$(635,740)	218,793	$72,900	$97,200

Pro forma (loss)earnings per common share
Basic	$(0.05)	$0.01	($0.03)	$0.00
Fully Diluted	$(0.05)	$0.01	($0.03)	$0.00
(Loss) Earning per common share, as reported
Basic	$(0.05)	$0.02	($0.03)	$0.01
Fully Diluted	$(0.05)	$0.01	($0.03)	$0.01

At June 30, 2006, the aggregate intrinsic value of all outstanding options was $5,185,446 with a weighted average remaining contractual term of 6.51 years, of which 3,844,958 of the outstanding options are currently exercisable with an aggregate intrinsic value of $5,185,446, a weighted average exercise price of $0.63 and a weighted average remaining contractual term of 6.06 years.  The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $329,680.  The total compensation cost at June 30, 2006 related to non-vested awards not yet recognized was $758,130 with an average expense recognition period of 1.55 years.

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

Net Income (Loss) Per Common Share.

Net income (Loss) per share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net income (Loss) per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Basic
Average common shares outstanding	43,423,722	32,999,634	46,776,865	33,323,369
Net (Loss) Income	$(635,740)	$563,502	$72,900	$224,944
Dividends on redeemable preferred	(625,694)	0	(625,694)	0
Accretion of redeemable preferred	(930,513)	0	(930,513)	0
Net (Loss) Income allocable to common shareholders	$(2,191,947)	$563,502	$(1,483,307)	$224,944
Net (Loss) Income Per Common Share	$(0.05)	$0.02	$(0.03)	$0.01
Fully Diluted
Average common shares outstanding	43,423,722	32,999,634	46,776,865	33,323,369
Stock Options and other contingently issuable shares	11,112,343	6,006,225	17,227,362	5,745,234
Antidilutive stock options and contingently issuable shares	(11,112,343)	0	(17,227,362)	0
Average common shares outstanding assuming dilution	43,423,722	39,005,859	46,776,865	39,068,603
Net (Loss) Income Per Common Share	$(0.05)	$0.02	$(0.03)	$0.01

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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140.  This Statement; (a) permits fair value re-measurement for any  hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,  (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for financial statements for fiscal years beginning after September 15, 2006.  Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year.  The Company has not determined the impact, if any, that the adoption of this statement will have on its consolidated financial position or results of operations.

In June 2006, the Emerging Issues Task Force (EITF) issued Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”).  EITF 06-3 is effective for fiscal years beginning after December 15, 2006.  The Company has not determined the impact, if any, that the adoption of this EITF will have on its consolidated financial position or results of operations.

Intangible Assets and Goodwill

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $102.9 million of the purchase price to intangible assets.  The following is a schedule of the Company’s intangible assets, by segment, as of June 30, 2006:

Marketing Services Segment

				Net
		Initial	Accumulated	Carrying
	Term	Value	Amortization	Value
Employment Agreements	4 Years	$1,560,854	$306,381	$1,254,473
Customer Relations	5-8 Years	9,190,000	1,146,848	8,043,152
Supplier Relations	3 Years	32,000	1,778	30,222
Software Tools	5 Years	175,000	72,917	102,083
Database-Names ****	1-2 Years	2,712,923	600,979	2,111,944
Trademarks	Indefinite	1,821,235	0	1,821,235
Goodwill		46,824,833	0	46,824,833
Totals		$62,316,845	$2,128,903	$60,187,942

Technology Services Segment

				Net
		Initial	Accumulated	Carrying
	Term	Value	Amortization	Value
Employment Agreements	3-4 Years	$850,011	$210,391	$639,620
Website Code and Development	5 Years	4,240,000	323,105	3,916,895
Customer Relations	5 Years	400,000	18,889	381,111
Tradenames	Indefinite	390,000	0	390000
Goodwill		10,771,757	0	10,771,757
Totals		$16,651,768	$552,385	$16,099,383

Consumer Services Segment

				Net
		Initial	Accumulated	Carrying
	Term	Value	Amortization	Value
Employment Agreements	3-4 Years	$181,294	$39,274	$142,020
Customer Relations	6 months to 5 Years	494,000	174,708	319,292
Website Code	5 Years	2,161,462	516,371	1,645,091
Client Lists	7 Years	416,000	98,738	317,262
Vendor Relations	3 Years	82,000	26,194	55,806
Reference Materials	4 Years	571,000	136,802	434,198
Tradenames	Indefinite	472,713	0	472,713
Goodwill		20,586,633	0	20,586,633
Totals		$24,965,102	$992,087	$23,973,015

COMPANY TOTALS

		Accumulated	Net Carrying
	Initial Value	Amortization	Value
Goodwill	$78,183,223	$0	$78,183,223
Indefinite Life Intangibles	2,683,948	0	2,683,948
Other Intangibles	23,066,544	3,673,375	19,393,169

**** Amortization of Database Names included in cost of sales.

The Company’s amortization expense over the next five years is as follows:

2006	$2,934,562
2007	5,133,219
2008	4,099,430
2009	3,557,067
2010	2,560,387
Thereafter	1,108,504
Total	$19,393,169

Long Term Liabilities

The long term liabilities consisted of the following as of June 30, 2006:

Note Payable — Line of Credit	$10,684,585
Notes Payable — Related Party	57,996
Deferred Income Tax Payable	4,554,202
Deferred Rent	261,742
Other	259,461
Total	$15,817,986

Wachovia Line of Credit

On January 19, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (“Wachovia”). Pursuant to the loan agreement, on January 20, 2006, the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $2.5 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries (each a “Guarantor”) has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on January 19, 2009. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the Term Note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the Term Note’s maturity.

Acquisitions

On January 20, 2006, the Company acquired 100% of the membership interests of Morex Marketing Group, LLC, a New York limited liability company (“Morex”), an online marketing company specializing in gathering expectant parents as well as new parents names and presenting them with baby related offers based in New York. As consideration for the acquisition, the Company paid to the members of Morex, an aggregate of $9,438,778 in cash and issued to them an aggregate of 5,527,606 shares of common stock, valued at $2.18 per share. Further, the members of Morex may receive earnout payments (each, an “earnout payment”) to be paid in 2006, 2007, 2008 and 2009. Each year’s earnout payment shall be equal to the excess over between (A) four times the aggregate earnings of Morex for the previous calendar year and (B) the aggregate amount of merger consideration previously paid by the Company (including any earnout payments); provided, however, in no event shall the total aggregate merger consideration (including the earnout payments) payable to the members of Morex exceed $50 million. Each earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock valued at the average of the closing prices for shares of the Company’s common stock on the last day on which such shares were traded for each quarter of the calendar year on which the particular earnout payment is based, provided that, in the Company’s sole discretion, the Company may pay to the members in cash any earnout payment that is otherwise required to be paid in shares of common stock (“earnout stock”), if the delivery of shares of the common stock would cause the total merger consideration paid by the Company in the form of common stock to exceed 7,674,305 shares. In addition, the Company issued to each the members of Morex that entered into employment agreements at the closing, warrants to purchase an aggregate of 35,000 shares of Company common stock at $3.50 per share.  The Company entered into this transaction to expand its capabilities in its Marketing Services segment by adding lead generation and list management enterprises.

On April 5, 2006, the Company acquired 100% of the voting common stock of Litmus Media, Inc. Based in Kansas City, Missouri, Litmus has built click fraud protected advertising distribution technologies for the performance-based advertising, search marketing, and e-retailing industries. As consideration for the acquisition, the Company paid to the shareholders of Litmus an aggregate of $6,500,000 in cash, and issued an aggregate 3,250,000 shares of the Company’s common stock valued at $2.00 per share. In addition, the Company issued to certain shareholders of Litmus warrants to purchase an aggregate of 90,000 shares of the Company’s common stock, and established a pool of warrants to purchase up to 40,000 shares of the Company’s common stock to be issued to certain employees of Litmus. Further, the shareholders of Litmus may receive aggregate earnout payments of up to $19,950,000 based on the aggregate pre-tax earnings of Litmus for the first 12 calendar quarters following the closing. To the extent earned, up to $10,500,000 of the earnout payment will be paid in shares of the Company’s common stock valued at the average closing price per share of the last 30 trading days of the calendar quarter preceding the earnout payment and up to $9,450,000 will be paid in cash. In addition, in the event the shareholders of Litmus are entitled to any earnout payments, the Company agreed to capitalize a bonus pool for the pre-acquisition employees of Litmus in an amount not to exceed $1,050,000.  The company entered into this transaction to expand its technological holdings.

On April 27, 2006, the Company acquired 100% of the voting common stock of Web Diversity Ltd, a United Kingdom company in the business of paid search management and organic search. As consideration for the acquisition, the Company paid to the sole shareholder of Web Diversity $1 million in cash and issued to him 500,000 shares of the Company’s common stock, valued at $2.00 per share. The Company placed all of the shares of common stock in escrow as security for the shareholder’s obligation to return a portion of the stock consideration in the event that Web Diversity’s audited pre-tax earnings for any four consecutive calendar quarters during the 12 calendar quarter period beginning on July 1, 2006 and ending June 30, 2009 is less than $1 million. Further, the shareholder of Web Diversity may receive a cash earnout payment of up to $2 million based on pre-tax earnings of Web Diversity during the 12 calendar quarter period beginning on July 1, 2006. The Company granted to the shareholder of Web Diversity certain registration rights with respect to the shares of the Company’s common stock issued in connection with the acquisition. In addition, the Company issued to the shareholder warrants to purchase an aggregate of up to 90,000 shares of the Company’s common stock.  The company entered into this agreement to expand its search engine optimization and pay per click opportunities in Europe and Asia.

On May 23, 2006, the Company acquired 100% of the voting common stock of iLead Media, Inc., a Utah corporation (“iLead”). iLead is engaged in the business of online sales lead generation.  The Company paid to the shareholders of iLead, an aggregate of $9,206,720 in cash and issued to them an aggregate of 4,649,859 shares of the Company’s common stock valued at $1.98 per share. Further, the shareholders of iLead may receive earnout payments of up to $18 million in the aggregate based on the aggregate pre-tax earnings of iLead for the first 12 calendar quarters following the closing. To the extent earned, up to $9 million of the earnout payment will be paid in shares of the Company’s common stock valued at the average closing price per share for the last five trading days of the first twelve calendar quarters; and up to $9 million will be paid in cash, as such amount may be reduced by the bonus pool amount described herein. To the extent earned, the Company agreed to contribute to iLead cash in an amount equal to 5% of the earnout payment which will be used to fund a bonus pool for the pre-acquisition employees of iLead. Any amounts contributed to the bonus pool will serve to reduce the amount of the cash portion of the earnout payment on a dollar-for-dollar basis. Additionally, the Company issued to the shareholders of iLead warrants to purchase an aggregate of up to 135,000 shares of the Company’s common stock. The shareholders will also be entitled to an additional cash payment of $250,000 if, at any time during the five month period after the closing, iLead’s unrestricted cash exceeds certain targets and at the same time its accounts receivable and cash exceed its liabilities by at least $1.00.  The Company entered into this agreement to expand its lead generation capabilities.

The results of operations for the above acquisitions are included from the date of acquisition in the consolidated financial statements of the Company.

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price in accordance with SFAS 141. Based upon that calculation, the purchase price for the acquisition was allocated as follows:

	Net Assets	Goodwill and
	(Liabilities)	Purchased	Deferred Tax	Total
	Assumed	Intangibles	Liabilities	Consideration
Morex Marketing Group, LLC	$477,772	$21,308,996	0	$21,786,768
Litmus Media, Inc.	$958,097	$14,126,696	$(1,692,369)	$13,392,424
Web Diversity, Ltd.	$142,552	$2,147,178	$(46,799)	$2,242,931
iLead Media, Inc.	$386,885	$19,954,300	$(1,631,875)	$18,709,310

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

	Maximum	Maximum
	Future	Future	Maximum
	Cash	Stock	Earnout
	Consideration	Consideration	Consideration
Acquired Entity
WebCapades	$500,000	$—	$500,000
Ozline	200,000	—	200,000
PPI	450,000	—	450,000
KowaBunga!	2,250,000	2,700,000	4,950,000
PrimaryAds	3,000,000	13,000,000	16,000,000
Real Estate School Online	250,000	250,000	500,000
Vintacom Holdings, Inc.	****
Morex Marketing Group LLC	14,256,019	14,256,019	28,512,038
Litmus Media, Inc.	9,450,000	10,500,000	19,950,000
WebDiversity, Ltd.	2,000,000	—	2,000,000
iLead Media, Inc.	9,000,000	9,000,000	18,000,000
Totals	$41,356,019	$49,706,019	$91,062,038

As of June 30, 2006, none of the above amounts have been accrued as they have not been earned.

In addition, the former shareholders of the above acquisitions were granted a total of 900,000 options which if and when vested will be charged to stock based compensation expense (see stock-based compensation).

**** The shareholders of Vintacom may receive an aggregate earnout payment equal to the excess over (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing, and (B) $1.1 million U.S.  The earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of Company common stock

Subsequent Events

On July 24, 2006, the Company’s Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission.  The Registration Statement relates to the offer and sale of up to 23,625,301 shares of the Company’s common stock, all of which may be sold from time to time by the selling shareholders described therein. Of the shares being offered thereby, 5,309,049 shares relate to shares issuable on the exercise of warrants and the remaining 18,316,252 shares relate to shares presently owned by the selling shareholders described therein.

On August 1, 2006, the Company’s Registration Statement on Form S-3 was declared effective by the Securities and Exchange Commission.  The Registration Statement relates to the offer and sale of up to 53,281,511 shares of the Company’s common stock, $0.001 par value, all of which may be sold from time to time by the selling shareholders described therein.  Of the shares being offered, 6,625,000 shares are issuable on the exercise of warrants covering 125% of the number of shares of common stock issuable upon exercise of the warrants purchased in connection with the Company’s placement of Series A convertible preferred stock, 13,250,000 shares are issuable upon conversion of Series A convertible preferred stock, 20,880,611 shares are issuable if earnout conditions are satisfied pursuant to the terms of agreements governing the Company’s prior purchases of certain of the Company’s subsidiaries.  The remaining 12,525,900 shares are presently owned by the selling shareholders described therein.

On August 3, 2006, the Company entered into an employment agreement with Mr. Mitchell pursuant to which Mr. Mitchell will continue to serve as the Company’s president and chief executive officer.  The employment agreement supercedes and replaces Mr. Mitchell’s August 19, 2004 employment agreement, as amended on August 19, 2005.  Further, in connection with entering into the employment agreement, on August 3, 2006, the Company (i) agreed to pay to Mr. Mitchell a $150,000 signing bonus in immediately available funds and (ii) issued to Mr. Mitchell options to purchase 400,000 shares of the Company’s common stock, at an exercise price of $2.19 per share with one-third of the options vesting on each of the first, second and third year anniversaries of the date of issuance.

The employment agreement provides for (i) a five year term with automatic one-year renewals beginning on the fourth year anniversary of the agreement, unless at least sixty days prior to such anniversary, either party notifies the other of its intent not to renew; (ii) base salary equal to $485,000 per annum during the term of the agreement; (iii) a $10,000 per year allowance for a car, additional insurance or other benefits as determined by Mr. Mitchell; (iv) an annual cash bonus as determined by the Company’s board of directors, provided that during the term of the agreement,  Mr. Mitchell’s annual salary, when combined with the annual cash bonus must be higher than the annual salary and annual cash bonus paid to any other employee of ours during the such period; (v) a non-competition and non-solicitation covenant during the term of the employment agreement and for a period of six months thereafter; (vi) other benefits that are generally available to the Company’s executive management; and (vii) termination of the employment agreement (A) by Mr. Mitchell at any time upon not less than ninety-day prior written notice to us, (B) by the Company for “cause” or the disability of Mr. Mitchell, (B) automatically upon the death of Mr. Mitchell, or (C) by Mr. Mitchell for “good reason”.

Pro Forma Financial Information (Unaudited)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2005.

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined
Revenues	$31,352,031	$43,843,675	$19,487,285	$41,036,902
Net (Loss) Income	$(635,740)	$(57,558)	$563,502	$5,499,520
Net (Loss) Income Per Common Share
Basic	$(0.05)	$(0.03)	$0.02	$0.07
Fully Diluted	$(0.05)	$(0.03)	$0.01	$0.07

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined
Revenues	$19,301,638	$22,643,446	$10,314,806	$19,924,925
Net Income	$72,900	$346,521	$224,944	$3,111,846
Net (Loss) Income Per Common Share
Basic	$(0.03)	$(0.02)	$0.01	$0.04
Fully Diluted	$(0.03)	$(0.02)	$0.01	$0.04

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the fourth quarter of 2005, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation. The chief executive officer of each Company’s subsidiaries reports to the chief executive officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had three operating segments as of June 30, 2006 and 2005: technology services, marketing services and consumer services.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

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

NET SALES BY INDUSTRY SEGMENT

	Six months ended June 30				Three months ended June 30
	2006		2005		2006		2005
Revenue
Marketing Services	$19,110,498	61%	$14,703,093	75%	$11,751,664	61%	$7,551,081	73%
Technology Services	5,618,743	18%	1,088,937	6%	4,556,151	24%	895,701	9%
Consumer Services	6,918,854	22%	3,804,891	20%	3,125,640	16%	1,934,947	19%
Corporate and Elimination	(296,064)	(1)%	(109,636)	(1)%	(131,818)	(1)%	(66,923)	(1)%
Total Revenue	$31,352,031	100%	$19,487,285	100%	$19,301,638	100%	$10,314,806	100%

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Marketing Services	$2,199,243	$918,961	$1,602,874	$445,916
Technology Services	572,622	21,727	586,749	21,995
Consumer Services	(372,157)	963,578	(295,912)	581,854
Corporate	(3,429,746)	(987,795)	(1,768,616)	(676,667)
Total	$(1,030,038)	$916,471	$125,095	$373,098

TOTAL ASSETS BY INDUSTRY SEGMENT

	June 30, 2006		June 30, 2005
	Amount	Percent	Amount	Percent
Marketing Services	$74,003,306	60.70	$29,669,140	61.12
Technology Services	20,517,484	16.83	3,252,136	6.70
Consumer Services	26,061,131	21.38	14,985,329	30.87
Corporate	708,158	1.09	634,590	1.31
Total	$121,290,079	100.00	$48,541,195	100.00

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” in our current report on Form 8-K filed on June 7, 2006 and elsewhere in this quarterly report or in any supplement we may file.  The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a Nevada corporation headquartered in Clearwater, Florida.  Through our wholly-owned direct and indirect subsidiaries we provide world class technology solutions to businesses and individuals. As of August 10, 2006 we employed, through our operating subsidiaries, 330 persons.  As of June 30, 2006 we operate in thirteen locations across the United Sates and one location in Canada and the United Kingdom.  Our principal executive offices are located at 28050 U.S Highway 19 North, Suite 509, Clearwater, Florida 33761.  Our telephone number is (727) 324-0046.  The address of our website is www.thinkpartnership.com.

From 1993 until 1997 we had no operations.  In 1997, we acquired two private companies that were subsequently divested.  In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc.  Since 2002 we have acquired a total of fourteen companies which now serve as the platform for all of our business operations.  Our business is organized into three segments: Technology Services, Marketing Services and Consumer Services.

Our Technology Services segment offers world class technology and marketing solutions to online marketers and advertisers.   Our Marketing Services segment provides online and off-line advertising, branding, interactive marketing solutions, affiliate marketing and lead generation services.  Our Consumer Services segment operates online dating websites and online real estate licensing courses in Florida and Georgia. We have received an offer to purchase and have entered into a letter of intent to sell our Consumer Services Segment.  Although we are continuing to negotiate the sale of this segment, the letter of intent has expired and we have been unable to enter into a definitive agreement. The sale of our Consumer Services segment will better focus our management time and capital on integration and growth opportunities for our online marketing and advertising business segment.  There can be no assurance that we will be able to complete the sale of our Consumer Services segment on the terms described herein, if at all.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We evaluate estimates, including those related to bad debts, inventories, goodwill and purchased intangible assets, income tax and asset valuation allowances on a quarterly basis.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  To the extent there are material differences between the estimates and actual results, future results from operations will be affected.  We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our financial statements:

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

•                  Litmus Media, Inc.  In accordance with Emerging Issues Task Force Issue 99-19, “reporting Revenue Gross as a Principal versus Net as an Agent, the company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

•                  Web Diversity, Ltd.  Under the terms of the the company’s contracts with its customers, its revenue is earned and recognized based upon a percentage of its customers’ advertising expenditures on a monthly basis.  Net sales are arrived at by deducting discounts and value-added tax from gross sales.  In accordance with Emerging Issues Task Force Issue 99-19, the company records revenue as the gross amount received from customers for advertising services, and cost of sales as the amount paid to the Internet Search Engines for advertising costs.

•                  iLead Media, Inc. We recognize revenue from online membership sales only after the member’s credit card is charged successfully and the service date of making memberships benefits has taken place.  For lead sales, our revenue recognition varies depending on the arrangement with the purchaser. Where the arrangement provides for delivery only, revenue is recognized when the lead information is provided to the purchaser.  Where the arrangement provides for compensation based on sales generated by the purchaser from the lead, we recognize revenue in the period that the purchasing company makes a sale that was derived from the lead.  For product sales, we recognize revenue when the member’s credit card is successfully charged and the goods shipped.

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

We have evaluated all freestanding instruments and embedded features embodied in the Series A Convertible Preferred Stock financing arrangement in accordance with current accounting standards for complex financing transactions. The following points illustrate the key considerations in our evaluation:

•                  The terms and features of the Series A Convertible Preferred Stock resulted in the our conclusion that the instrument was more akin to a debt security than an equity security. Therefore, embedded features that met the definition of derivative financial features were evaluated for their clear and close relationship with a debt instrument. Significant features included conversion features; contingent redemption (put) features and interest features. While conversion features, such as those included in the Series A Convertible Preferred Stock, are generally not clearly and closely related to debt instruments, we were afforded the “Conventional Convertible” exemption from derivative accounting. While put features and interest features are generally considered clearly and closely related to debt instruments, we determined that terms of the redemption put feature, in fact, resulted in its treatment as a derivative financial feature, subject to bifurcation from the hybrid instrument.

•                  The terms and features of the freestanding warrants and registration rights were evaluated under the guidance for equity classification set forth in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to a Company’s Own Stock and EITF 05-04, The Effect of a Liquidating Damages Clause on a Freestanding Financial Instrument

Subject to EITF 00-19. For purposes of this evaluation, we elected to consider the warrants and registration rights on a combined basis (View A; EITF 05-04). As a result, we concluded that the combined arrangement did not rise to an uneconomic settlement. In addition, all other indicators of equity provided in EITF 00-19 were present. Therefore, the warrants were afforded equity classification.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2006 and December 31, 2005 were approximately $2.9 million and $2.6 million, respectively.  Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $2.6 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

We expect that we will continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services.  Further, we may need to expend additional capital resources on member acquisition costs and integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards.  If usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles.  As of June 30, 2006, the cash portion of these potential contingent payments totaled approximately $41.4 million which, if and to the extent earned, will likely become payable starting the third quarter of 2007 through the second quarter of 2009.  We expect to fund these earnout payments through cash generated from operations.  To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association.  Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day.  Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable.  Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity.  Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants.  Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets.  In April 2006, we used a portion of the proceeds from our preferred stock offering to repay approximately $14.7 million due to Wachovia on the revolving credit note.  We also used $10.5 million from the line of credit to fund the cash portions of certain acquisitions during the quarter.

On April 5, 2006, we completed the sale of 26,500 shares of $1,000 stated value Series A Convertible Preferred Stock (liquidation preference $33.1 million) and warrants to purchase 5.3 million shares of our common stock for gross proceeds of $26.5 million ($24.7 million, net of direct financing costs). Pursuant to the Certificate of Designations, Series A Convertible Preferred Stock is convertible into shares of our common stock at a fixed conversion rate of $2.00 and, if not converted by March 20, 2008, is redeemable for cash of $2.00 per share. Series A Convertible Preferred Stock is also redeemable for cash upon a change in control and certain other events at an amount equal to 110% of the greater of (i) the stated value or (ii) the number of indexed shares at the closing market price on the date of the redemption triggering event. The Series A Convertible Preferred Stock is non-voting and carries a 10% cumulative dividend feature, reduced to 6% upon the registration of the underlying shares, which were registered on August 1, 2006. Detachable warrants issued in connection with the Series A Convertible Preferred Stock financing arrangement have a strike price of $2.50 and a term of five years. Common shares indexed to the Series A Convertible Preferred Stock and warrants are subject to the conditions of a freestanding registration rights agreement that provides for monthly liquidating damages of 1.0% (not to exceed an aggregate of 10.0%) for non-filing, non-effectiveness and loss of effectiveness.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash used in operating activities for the six months ended June 30, 2006 of approximately $240,000 consisted primarily of a net loss of approximately $640,000 adjusted for non-cash items of $2.65 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, deferred income taxes and approximately $2.25 million used by working capital and other activities. Cash used by operating activities for the six months ended June 30, 2005 of approximately $270,000 consisted primarily of a net income of approximately $560,000 adjusted for non-cash items of approximately $1.47 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and deferred income taxes, and approximately $2.31 million used by working capital and other activities.

We used cash in investing activities during the six months ended June 30, 2006 and 2005.  During the six months ended June 30, 2006 and 2005 we used approximately $700,000 and $990,000 respectively to acquire fixed assets.  We also used approximately $26.1 million to fund acquisitions during the six months ended June 30, 2006 while we used approximately $15.0 million to fund acquisitions that occurred during the six months ended June 30, 2005.  An additional $910,000 was used for other investing activities including potential acquisitions and the acquisition of databases during the six months ended June 30, 2006 versus approximately $120,000 for the same period in 2005.

We generated approximately $28.2 million in cash from financing activities during the six months ended June 30, 2006, as compared to approximately $1.0 million during the six months ended June 30, 2005.  Sources of cash from financing activities in 2006 included proceeds of approximately $5.8 million from net draws on our line of credit with Wachovia and proceeds from an installment note with Wachovia totaling $2.5 million and net proceeds from equity transactions of approximately $24.4 million.  These amounts were offset by principal repayments of approximately $1.4 million and preferred dividends of approximately $630,000.  During the same period in 2005, we generated approximately $20,000 in proceeds from sale of common stock along with net proceeds from our line of credit of $1.48 million.  These sources were offset by cash used to repay debt of approximately $450,000.

Material Changes in Financial Condition

Our total assets as of June 30, 2006 were approximately $121.3 million compared to approximately $57.5 million as of December 31, 2005. Substantially all of the increase in our total assets during the six months ended June 30, 2006 was the result of an increase in our intangible assets of approximately $57 million of which approximately $45.2 million was allocated to goodwill.  This increase resulted from the four acquisitions completed this year.  Our total current assets as of June 30, 2006 were approximately $16.7 million, an increase from December 31, 2005 of approximately $6.3 million.  Our total current assets increased due to accounts receivable and other current assets received in the acquisitions completed this year.

Our total liabilities as of June 30, 2006 were approximately $31 million, compared to approximately $18.8 million at December 31, 2005.  Our liabilities increased due to additional debt and derivatives used to fund acquisitions and the assumption of liabilities as part of acquisitions completed in during the first six months of 2006.

Results of Operations

This section describes and compares our results of operations for the six and three months ended June 30, 2006 and 2005.

Operating Revenues

Operating revenues by major business segment are presented below.

	Six months ended June 30			Three months ended June 30
	2006	2005	% Change	2006	2005	% Change
Revenue
Marketing Services	$19,110,498	$14,703,093	29.98%	$11,751,664	$7,551,081	55.63%
Technology Services	5,618,743	1,088,937	415.98%	4,556,151	895,701	408.67%
Consumer Services	6,918,854	3,804,891	81.84%	3,125,640	1,934,947	61.54%
Corporate and Elimination	(296,064)	(109,636)	170.04%	(131,818)	(66,923)	96.97%
Total Revenue	$31,352,031	$19,487,285	60.88%	$19,301,638	$10,314,806	87.13%

Revenue for the six months ended June 30, 2006 increased $11.9 million to approximately $31.4 million from the same period in the prior fiscal year.  Revenue from our marketing services segment increased approximately $4.4 million to $19.1 million from the same period last year.  The acquisitions of Morex Marketing Group, Web Diversity and iLead Media, Inc. contributed approximately $6.8 million in revenue during the current year with PrimaryAds contributing approximately $1.2 million.  This was offset by a decrease of revenue generated by our MarketSmart Interactive subsidiary of approximately $3.8 million during the first six months

of 2006 as compared to the same period last year.    Revenue from this subsidiary has continued to decline as it is faced with increased competition and low barriers to entry.  Revenue from our technology services segment increased by approximately $4.5 million to approximately $5.6 million.  The addition of Litmus Media in April 2006 contributed approximately $3.5 million in revenue during 2006.  The remaining increase is due to additional revenue from our KowaBunga! and Ozona Online Networks subsidiaries which were both acquired during the first quarter of 2005.  These two acquisitions only contributed to our revenue for the period from the date of acquisition in the first quarter of 2005 while contributing for the entire period in 2006. Revenue from our consumer services segment increased approximately $3.1 million to approximately $6.9 million from the same period last year.  Revenue from this segment increased due to the addition of three companies over the past year which contributed approximately $3.9 million of revenue in 2006.  This was offset by a decrease in revenue at our Cherish division of approximately $0.8 million.

The gross profits for the six months ended June 30, 2006 were approximately $20.0 million, 64% of sales.  In contrast the gross profits for the equivalent period in 2005 were approximately $12.7 million, 65% of sales.  During the past year our gross profit percentages have been changing as each of our acquisitions have different costs structures.  Our consumer services had gross profit of 87% for the quarter and year to date.  The gross profit percent for our technology services segment dropped during the current quarter to 45% for the quarter and 53% for the six months.  In comparison, these percentages were 83% for the three and six months ended June 30, 2005.  The decreasing margin in this segment is solely due to the acquisition of Litmus Media in April of 2006.  Litmus posted a gross margin of 32% in 2006.  As revenue derived from this part of our business increases in relation to our other properties in this segment we expect the gross margin to decrease as well.  Gross profit from our marketing services segment was 57% and 59% for the three months and six months ended June 30, 2006.  These margins were slightly lower than the 62% that we experienced for the same periods last year.  The main contributor to this decline in margin is the acquisition of iLead Media which posted a gross margin of 45%.  The gross margins in this segment will be affected going forward based on changing revenue mix from the various products we sell.

General and administrative expenses were approximately $19.1 million, 61% of sales for the six months ended June 30, 2006.  For the same period last year, the expenses totaled approximately $11.3 million, 58% of sales.  The change in our selling, general and administrative expenses in relation to revenue is also due in part to the acquisitions completed over the last twelve months.  We currently report revenue for two of our operating subsidiaries net of costs as an agent.  Due to this reporting, our selling, general and administrative expense percentage will be higher for these entities and, therefore, has the effect of increasing these expenses as a percentage of revenues.  Additionally, our corporate overhead costs increased by approximately $2.0 million during the first six months of 2006 as compared to 2005.  This increase in overhead resulted primarily from increased legal and accounting fees associated with certain acquisitions that did not close, preparation of certain financial statements required for securities filings including our registration statement on Form SB-2, and fees incurred regarding the restatement of our financial statements.  We expect these costs to decrease during the second half of 2006.  Further, corporate overhead increased due to our implementation of FAS 123R in the first quarter of 2006 which resulted in our expensing certain stock based compensation that were previously only footnote disclosures.

  Amortization of purchased intangibles was approximately $1.4 million and $870,000 for the six and three months ended June 30, 2006.  In comparison, these expenses totaled approximately $560,000 and $390,000 for the equivalent periods last year.  Our amortization expenses will increase during the third quarter of 2006 as we will have full quarter expenses for all of the acquisitions that have occurred over the past twelve months.

Interest expense for the six and three months ended June 30, 2006 was approximately $440,000 and $190,000 respectively.  Interest expense was approximately $34,000 and $23,000 for the equivalent periods in 2005.  Our interest expense increased due to debt incurred to fund acquisitions.  We will continue to incur higher levels of interest expense until we are able to pay down our current and long term debt.

Net Income (Loss) Applicable to Common Stockholders

Net income (loss) applicable to common stockholders decreased from a net income of approximately $560,000 for the six months ended June 30, 2005 to a net loss applicable to common shareholders of approximately $2.2 million in the 2006 period. The decrease was primarily attributable to an increase in stock-based compensation expense of approximately $300,000 due to our adoption of SFAS 123R in 2006, an increase in redeemable preferred stock dividends of approximately $630,000 and accretion of redeemable preferred stock of approximately $930,000, increased corporate expenses of $1.5 million and a decrease in operating income from our consumer services segment of $1.3 million.  This was offset by offset by increased operating profits from our marketing services and technology segments of $1.8 million.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the fourth quarter of 2005, we consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation. The chief executive officer of each subsidiaries reports to our chief executive officer, who makes decisions about performance assessment and resource allocation for all segments.  We had three operating segments as of June 30, 2006 and 2005: technology services, marketing services and consumer services.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

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

NET SALES BY INDUSTRY SEGMENT

	Six months ended June 30				Three months ended June 30
	2006		2005		2006		2005
Revenue
Marketing Services	$19,110,498	61%	$14,703,093	75%	$11,751,664	61%	$7,551,081	73%
Technology Services	5,618,743	18%	1,088,937	6%	4,556,151	24%	895,701	9%
Consumer Services	6,918,854	22%	3,804,891	20%	3,125,640	16%	1,934,947	19%
Corporate and Elimination	(296,064)	(1)%	(109,636)	(1)%	(131,818)	(1)%	(66,923)	(1)%
Total Revenue	$31,352,031	100%	$19,487,285	100%	$19,301,638	100%	$10,314,806	100%

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Marketing Services	$2,199,243	$918,961	$1,602,874	$445,916
Technology Services	572,622	21,727	586,749	21,995
Consumer Services	(372,157)	963,578	(295,912)	581,854
Corporate	(3,429,746)	(987,795)	(1,768,616)	(676,667)
Total	$(1,030,038)	$916,471	$125,095	$373,098

TOTAL ASSETS BY INDUSTRY SEGMENT

	2006		2005
	Amount	Percent	Amount	Percent
Marketing Services	$74,003,306	60.70	$29,669,140	61.12
Technology Services	20,517,484	16.83	3,252,136	6.70
Consumer Services	26,061,131	21.38	14,985,329	30.87
Corporate	708,158	1.09	634,590	1.31
Total	$121,290,079	100.00	$48,541,195	100.00

Subsequent Events

On July 24, 2006, our Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission.  The Registration Statement relates to the offer and sale of up to 23,625,301 shares of our common stock, all of which may be sold from time to time by the selling shareholders described therein. Of the shares being offered thereby, 5,309,049 shares relate to shares issuable on the exercise of warrants and the remaining 18,316,252 shares relate to shares presently owned by the selling shareholders described therein.

On August 1, 2006, our Registration Statement on Form S-3 was declared effective by the Securities and Exchange Commission.  The Registration Statement relates to the offer and sale of up to 53,281,511 shares of our common stock, $0.001 par value, all of which may be sold from time to time by the selling shareholders described therein.  Of the shares being offered, 6,625,000 shares are issuable on the exercise of warrants covering 125% of the number of shares of common stock issuable upon exercise of the warrants purchased in connection with our placement of Series A convertible preferred stock, 13,250,000 shares are issuable upon conversion of Series A convertible preferred stock, 20,880,611 shares are issuable if earnout conditions are satisfied pursuant to the terms of agreements governing our prior purchases of certain of our subsidiaries.  The remaining 12,525,900 shares are presently owned by the selling shareholders described therein.

On August 3, 2006, we entered into an employment agreement with Mr. Mitchell pursuant to which Mr. Mitchell will continue to serve as our president and chief executive officer.  The employment agreement supercedes and replaces Mr. Mitchell’s August 19, 2004 employment agreement, as amended on August 19, 2005.  Further, in connection with entering into the employment agreement, on August 3, 2006, we (i) agreed to pay to Mr. Mitchell a $150,000 signing bonus in immediately available funds and (ii) issued to Mr. Mitchell options to purchase 400,000 shares of our common stock, at an exercise price of $2.19 per share with one-third of the options vesting on each of the first, second and third year anniversaries of the date of issuance.

The employment agreement provides for (i) a five year term with automatic one-year renewals beginning on the fourth year anniversary of the agreement, unless at least sixty days prior to such anniversary, either party notifies the other of its intent not to renew; (ii) base salary equal to $485,000 per annum during the term of the agreement; (iii) a $10,000 per year allowance for a car, additional insurance or other benefits as determined by Mr. Mitchell; (iv) an annual cash bonus as determined by our board of directors, provided that during the term of the agreement,  Mr. Mitchell’s annual salary, when combined with the annual cash bonus must be higher than the annual salary and annual cash bonus paid to any other employee of ours during the such period; (v) a non-competition and non-solicitation covenant during the term of the employment agreement and for a period of six months thereafter; (vi) other benefits that are generally available to our executive management; and (vii) termination of the employment agreement (A) by Mr. Mitchell at any time upon not less than ninety-day prior written notice to us, (B) by us for “cause” or the disability of Mr. Mitchell, (B) automatically upon the death of Mr. Mitchell, or (C) by Mr. Mitchell for “good reason”.

The employment agreement defines “cause” to include Mr. Mitchell’s: (i)  willful and continued failure to substantially perform his duties after a demand for substantial performance is delivered to Mr. Mitchell that specifically identifies the manner in which he has not substantially performed his duties, and he fails to resume substantial performance of his duties on a continuous basis within fourteen (14) days of receiving such demand; (ii) engaging in conduct which is demonstrably and materially injurious to us, monetarily or otherwise, and willful disloyalty or deliberate dishonesty or the commission by him of an act of fraud or embezzlement against us; or (iii) conviction of a felony or a misdemeanor, other than traffic related or similar minor misdemeanors, either in connection with the performance of his obligations to us or which otherwise materially and adversely affects his ability to perform such obligations.  The employment agreement defines “good reason” to include a material breach by us of any of the terms of the agreement or if Mr. Mitchell is asked to relocate to a geographic area outside of Clearwater, Florida and he does not consent to such relocation.

Further if the employment term is terminated by Mr. Mitchell for good reason, or if we cause the non-renewal of the employment term, we shall be obligated to pay Mr. Mitchell (i) any accrued but unpaid salary, prorated annual cash bonus and prorated vacation, and any other amounts accrued but unpaid as of the date of termination, and (ii) a lump-sum severance payment equal to the unpaid salary that would have been paid to Mr. Mitchell over the balance of the employment term.  In addition, (i) we shall continue all medical, dental and life insurance benefits at no cost to the Mr. Mitchell for the greater of (A) twelve (12) months, commencing on the date of termination, or (B) the balance of the term, except if Mr. Mitchell begins new employment or service for another person or entity that offers comparable health insurance, such benefits shall immediately cease and (ii) the ownership of all restricted stock and options granted to Mr. Mitchell shall vest to the extent provided for in the applicable stock option or other agreement governing the issuance thereof.  If the employment term is terminated by Mr. Mitchell for other than good reason, or by us for cause, or if Mr. Mitchell causes the non-renewal of the employment term, we shall pay to Mr. Mitchell in a lump sum payment any accrued but unpaid salary, prorated annual cash bonus and prorated vacation, and any other amounts accrued but unpaid as of the date of termination.  Any severance payable shall be paid in one lump sum within ten (10) days after termination of the employment period.

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 based on debt outstanding at June 30, 2006 and weighted average interest rates for the debt maturing in each specified period.

	2006	2007	2008	2009

Fixed Rate Debt	138,504	40,014	36,641	757
Weighted average interest rate	4.32%	6.78%	6.87%	8.00%

Variable rate debt	1,260,000	228,126	—	10,654,792
Weighted average interest rate	7.09%	7.27%		7.03%

The table above does not reflect indebtedness incurred after June 30, 2006.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 6% of our consolidated costs and expenses are denominated in Canadian Dollars and approximately 8% of our consolidated revenue and costs are denominated in British Pounds.  As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars, Canadian Dollars and British Pounds. If the Canadian Dollar or British Pound depreciates against the U.S. Dollar, the amount of our foreign income and expenses pressed in our U.S. Dollar financial statements will be affected. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.  We currently have approximately $4.4 million of annual expenses payable in Canadian dollars, if the exchange rate were to change by $0.01 this cause our net earnings to change by $44,000.  We currently have approximately $9.0 million of income and $8.75 million of expenses in British Pounds, the effect of an exchange rate change will have minimal effect on our consolidated profit.

Item 4.                          Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.                OTHER INFORMATION

Item 1.                          Legal Proceedings.

None.

Item 1A.                 Risk Factors.

On June 7, 2006, we filed a Current Report on Form 8-K which updated and superceded the risk factors previously contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005.  Our disclosure in Item 8.01 — Other Events, of the Current Report on Form 8-K under the heading “Risk Factors” is incorporated herein by reference.  Except as otherwise provided below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the June 7, 2006 Current Report.

If we are unable to successfully restructure or amend our loan agreement with Wachovia Bank, N.A., we may be in default of the terms thereof. Our loan agreement with Wachovia contains a covenant prohibiting us from distributing more than fifty percent of our net income as a dividend and a covenant requiring the minimum net worth amount for any fiscal quarter following the closing date shall exceed the minimum net worth for the immediately preceding fiscal quarter by an amount equal to or greater than $1.00. As noted above, we have lost money during three of the last five years ended December 31, 2005 and there can be no assurance that we will generate sufficient net income such that the payment of dividends on the preferred stock, which we are required to make under the terms of the preferred stock, would not cause a violation of the dividend covenant under the loan agreement. Nor can we assure you that we will be able to generate net worth to meet the minimum net worth covenant. Although we do not believe that Wachovia will object to the violation of these loan covenants there is no assurance that we will receive a formal waiver or otherwise be able to negotiate an acceptable amendment to our loan agreement with Wachovia. Failure to obtain a waiver or an acceptable amendment could cause us to be in default under the Wachovia loan documents entitling Wachovia to exercise its remedies under the documents, including, but not limited to, accelerating all amounts due under the loan documents and prohibiting us from drawing any further amounts under the line of credit, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us in the quarterly period ended June 30, 2006 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each casewe did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On April 5, 2006 we issued a total of 26,500 shares of Series A convertible preferred stock and accompanying warrants to purchase up to 5,300,000 shares of common stock. The preferred stock and warrants were issued in a private placement to institutional investors for an aggregate purchase price of $26,500,000.00.

On April 5, 2006, as part of our acquisition of Litmus Media, Inc, we issued to the shareholders of Litmus, an aggregate of 3,250,000 shares of common stock and the shareholders and employees warrants to purchase an aggregate of 130,000 shares of Company common stock.

On April 15, 2006, we issued 10,000 shares of common stock to Steve Winkler pursuant to the exercise of warrants at $0.75 per share.

On April 22, 2006, we issued 1,000 shares of common stock to Dave Schebell pursuant to the exercise of warrants at $0.16 per share.

On April 27, 2006, as part of our acquisition of Web Diversity, Ltd., we issued to the shareholders of Web Diversity, an aggregate of 500,000 shares of common stock and the shareholders warrants to purchase an aggregate of 90,000 shares of Company common stock.

On May 15, 2006, we issued 200,000 shares of common stock to S. Patrick Martin pursuant to the exercise of warrants at $0.27 per share.

On May 23, 2006, as part of our acquisition of iLead Media, Inc., we issued to the shareholders of iLead, an aggregate of 4,649,859 shares of common stock and the employees warrants to purchase an aggregate of 135,000 shares of Company common stock.

On June 30, 2006, we issued 1,000 shares of common stock to Robert Masita pursuant to the exercise of warrants at $0.16 per share.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

Item 5.                          Other Information.

None.

Item 6.         Exhibits.

EXHIBIT NO.
10.1

Agreement and Plan of Merger and Reorganization by and among the Company, iLead
Acquisition Sub, Inc., THK, LLC, iLead Media, Inc., Brady Whittingham, David Nelson
and Robert Seolas, dated as of April 27, 2006. (1)

10.2	Share Purchase Agreement by and among Think Partnership Inc. and James Banks, dated April 27, 2006. (1)

10.3	Securities Purchase Agreement, dated June 30, 2006, by and among Think Partnership Inc. and the Investors and Selling Stockholders listed thereon. (2)

10.4	Registration Rights Agreement, dated June 30, 2006, by and among Think Partnership Inc. and the Investors listed thereon. (2)

10.5	Employment Agreement, dated August 3, 2006, by and between the Company and Scott P. Mitchell. *

31.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)    Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006 (SEC File No.  001-32442).

(2)    Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006 (SEC File No. 001-32442).

(*)    Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2006.

THINK PARTNERSHIP INC. (Registrant)

By:	/s/ Scott P. Mitchell
Scott P. Mitchell, Director, Chief Executive Officer, President and Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer and Treasurer