Form 10-Q
period 2006-09-30
THINK PARTNERSHIP INC
filed 2006-11-06
CIK 829323

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2006

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

Yes ☐     No ☒

As of November 6, 2006, 54,194,794 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

THINK PARTNERSHIP INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
Assets
Current Assets
Cash and Cash Equivalents	$4,290,890	$2,609,114
Restricted Cash	936,201	828,804
Accounts Receivable Net of Allowance for Doubtful Accounts of $71,462 and $33,280	9,935,928	4,223,599
Notes Receivable — Related Party	280,175	280,175
Refundable Corporate Income Taxes	0	1,526,968
Deferred Tax Asset	0	205,361
Prepaid Expenses and Other Current Assets	1,385,562	734,544
Total Current Assets	16,828,756	10,408,565
Property and Equipment, net	3,766,358	3,253,078
Other Assets
Goodwill	78,316,359	32,959,252
Intangible Assets	21,312,186	10,300,248
Other Assets	289,437	573,176
Total Other Assets	99,917,982	43,832,676
Total Assets	$120,513,096	$57,494,319

Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable —Current Portion	$838,232	$5,262
Note Payable — Related Party	35,695	429,761
Accounts Payable	6,952,195	3,443,603
Deferred Revenue	2,247,787	2,831,656
Client Prepaid Media Buys	149,767	774,877
Deferred Tax Liability	536,891	0
Dividends Payable	478,333	0
Embedded Put	1,173,067	0
Accrued Income Taxes	178,128	0
Accrued Expenses and Other Current Liabilities	1,357,055	1,309,301
Total Current Liabilities	13,947,150	8,794,460

Long-Term Liabilities	15,005,538	10,052,329

Series A Redeemable Preferred — 26,500 shares authorized, 25,000 issued and outstanding	18,325,328	0

Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares —56,484,794 as of September 30 and 38,222,030 as of December 31
Outstanding Shares —53,984,794 as of September 30 and 35,722,030 as of December 31	56,485	38,222
Additional Paid in Capital	79,411,257	42,375,320
Accumulated Deficit	(6,039,246)	(3,320,016)
Accumulated Other Comprehensive Income	346,584	94,004
Treasury Stock	(540,000)	(540,000)
Total Shareholders’ Equity	73,235,080	38,647,530
Total Liabilities and Shareholders’ Equity	$120,513,096	$57,494,319

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Nine and Three Months Ended September 30, 2006 and 2005

	Nine Months Ended		Three Months Ended
	2006	2005	2006	2005
Net Revenue	$52,912,752	$30,736,524	$21,560,721	$11,249,239
Cost of Revenue	19,020,951	10,323,980	7,659,569	3,558,303
Gross Profit	33,891,801	20,412,544	13,901,152	7,690,936
Operating Expenses
Selling, General and Administrative	30,374,665	17,510,874	11,217,237	6,222,040
Amortization of Purchased Intangibles	2,444,068	1,040,802	1,019,636	477,252
Income from Operations	1,073,068	1,860,868	1,664,279	991,644
Other Income(Expenses)
Interest Income	10,906	77,633	6,632	391
Interest Expense	(673,300)	(90,590)	(237,349)	(56,094)
Other Income, Net	42,876	10,240	50,026	5,740
Income before Income Tax Expense	453,550	1,858,152	1,483,588	941,681
Income Tax Expense	177,097	721,989	571,396	369,019
Net Income	276,453	1,136,163	912,192	572,662
Other Comprehensive Income
Unrealized Gain(Loss) on Securities	29,306	61,606	(34,638)	(26,709)
Reclassification Adjustment	(90,183)	0	(90,183)	0
Foreign Currency Adjustment	313,457	0	66,951	0
Comprehensive Income	$529,033	$1,197,769	$854,322	$545,953

Net (Loss) Income Per Share
Basic	$(0.06)	$0.03	$(0.01)	0.02
Fully Diluted	$(0.06)	$0.03	$(0.01)	0.01

Weighted Average Shares(Basic)	45,722,120	33,426,715	50,033,794	34,266,956
Weighted Average Shares(Fully Diluted)	45,722,120	39,132,081	50,033,794	39,528,938

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2006

					Accumulated
			Additional		Other		Total
	Common	Common	Paid In	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Income	Stock	Equity
Balance at January 1, 2006	35,722,030	$38,222	$42,375,320	$(3,320,016)	$94,004	$(540,000)	$38,647,530

Exercise of Stock Options	3,465,200	3,465	440,167				443,632

Purchase Transactions, Net of issuance costs	14,047,564	14,048	28,988,490				29,002,538

Warrants and beneficial conversion feature associated with reedemable preferred stock placement			5,964,501				5,964,501

Conversions of Redeemable Preferred	750,000	750	1,149,639				1,150,389
Other Comprehensive Income					(60,877)		(60,877)

Foreign Currency Adjustment					313,457		313,457

Stock Based Compensation Expense (FAS123R)			493,140				493,140

Dividends on redeemable preferred				(1,104,027)			(1,104,027)

Accretion of redeemable preferred				(1,891,656)			(1,891,656)

Net Profit, September 30, 2006				276,453			276,453

Balance at September 30, 2006	53,984,794	$56,485	$79,411,257	$(6,039,246)	$346,584	$(540,000)	$73,235,080

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005

	2006	2005
Operating Activities
Net Income	$276,453	$1,136,163
Adjustments to reconcile Net Income to net cash provided by (used in) operating activities:
Depreciation and Amortization	4,437,208	1,495,423
Provision for Doubtful Accounts	347,836	565,986
Deferred Taxes	(838,496)	571,830
Stock Based Compensation	493,140	0
Other	50,096	0
Change in operating assets and liabilities:
Restricted Cash	435,726	(212,552)
Accounts Receivable	198,477	(2,938,507)
Prepaid Expenses and Other Assets	(478,224)	(1,683,401)
Refundable Corporate Income Taxes	1,526,968	0
Accounts Payable	(1,077,890)	1,110,035
Deferred Revenue	(1,328,878)	256,566
Other Accrued Expenses and Current Liabilities	(1,140,314)	(88,390)
Net cash provided by operating activities	2,902,102	213,152

Investing Activities
Purchases of property and equipment	(900,906)	(1,374,551)
Acquisition of Companies, net of cash acquired	(26,484,976)	(17,337,700)
Purchase of Names Database	(1,782,880)	0
Other Investing Activities	146,625	(244,846)
Net cash used in investing activities	(29,022,137)	(18,957,097)

Financing Activities
Principal Payments Made on Installment Notes	(2,116,976)	(607,187)
Proceeds from Installment Notes	2,500,000	0
Net Borrowings from Line of Credit	3,292,374	3,535,000
Proceeds from Equity Transactions, net of issuance costs	23,545,188	(94,218)
Embedded Put	1,181,150	0
Dividends on redeemable preferred	(625,694)	0
Net cash provided by financing activities	27,776,042	2,833,595
Effect of exchange rate changes on cash and cash equivalents	25,769	0
Net Change — cash and cash equivalents	1,681,776	(15,910,350)
Cash and cash equivalents balance, January 1	2,609,114	17,160,520
Cash and cash equivalents balance, September 30	$4,290,890	$1,250,170

Supplemental Information
Interest Paid	$673,300	$90,590
Income Taxes (Refunded) Paid, Net	$(694,502)	$1,562,816

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

On April 22, 2005, the Company purchased the stock of the PrimaryAds, Inc. The Company issued options valued at $66,600. The Company received net intangible assets of $11,091,132 and net tangible liabilities of ($818,802).

On July 15, 2005, the Company purchased the stock of the Real Estate School Online, Inc. $2.2 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $31,200. The Company received net intangible assets of $4,908,445 and net tangible liabilities of ($386,873).

On January 20, 2006, the Company purchased the members’ interests of Morex Marketing Group, LLC. $12.31 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $75,600. The Company received net intangible assets of $21,659,411 and net tangible assets of $399,152.

On April 5, 2006, the Company purchased stock of Litmus Media, Inc. $6.5 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $79,297. The Company received net intangible assets of $14,130,757 and net tangible liabilities of $734,272.

On April 27, 2006, the Company purchased the stock of WebDiversity, Ltd. $1.0 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $55,800. The Company received net intangible assets of $2,184,725 and net tangible assets of $58,206.

On May 23, 2006, the Company purchased the stock of iLead Media, Inc. $9.2 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $90,450. The Company received net intangible assets of $20,204,300 and net tangible liabilities of $1,244,990.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Think Partnership Inc.
Footnotes to Consolidated Financial Statements
September 30, 2006 and 2005

Products and Services

During the quarter the Company realigned its properties and consolidated certain subsidiaries containing similar products, services and customer classes into four segments.

Think Network Segment

The Company operates its Think Network segment through its wholly-owned subsidiaries, PrimaryAds, Inc., Litmus Media, Inc., Ozona Online Network, Inc. and Kowabunga! Marketing, Inc.

PrimaryAds, Inc.

PrimaryAds is a cost-per-action affiliate marketing network that places its clients’ advertisements on partner websites within its affiliate network and generates revenue each time a web user accepts a desired action, such as signing up for an email or filling out a survey.

Think Advertising Segment.

Litmus Media, Inc.

Litmus provides click fraud protected advertising distribution technologies for the performance-based advertising, search marketing, and e-retailing industries through its ValidClick Search Network (http://www.validclick.com). In the merchant solutions arena, Litmus provides online merchants with a unique patent-pending order abandonment recovery technology, called Second Bite, helping online retailers increase sales by automatically following up with abandoned shoppers to help them complete their purchases

Ozona Online Network, Inc.

Ozona Online Network provides start-to-finish web design, customized web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access.

Kowabunga! Marketing, Inc.

Kowabunga! provides Internet marketing software technologies, including software for affiliate marketing, search engine marketing and opt-in email marketing.

Think Direct Segment

The Company operates its Think Direct segment through its wholly-owned subsidiaries, Morex Marketing Group LLC and iLead Media, Inc.

Morex Marketing Group LLC

Morex is a life stages lead generation business that focuses on marketing to expectant mothers and new parents. Morex focuses on generating leads both online and over the phone and markets those leads to Consumer Package Goods (CPG) manufacturers and advertisers.

iLead Media, Inc.

 iLead provides online home business opportunities for individuals throughout the United States through membership in its programs that provide information and resources for the resale of goods online, and access to overstock and dollar-shop goods through iLead’s inventories and through goods available from drop-ship partners. iLead also generates revenue from the sale of customer leads to third parties, as well as the sale of partner memberships or products.

Think Advertising Segment

The Company operates its Think Advertising segment through its wholly-owned subsidiaries, MarketSmart Advertising, Inc., MarketSmart Interactive, Inc., and Web Diversity Ltd.

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

Web Diversity, Ltd.

Web Diversity Limited provides paid search management and organic search optimization services.

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

Redeemable Preferred Stock and Warrants

On April 5, 2006, the Company completed the sale of 26,500 shares of $1,000 stated value Series A Convertible Preferred Stock (liquidation preference $33.1 million) and warrants to purchase 5.3 million shares of the Company’s common stock for gross proceeds of $26.5 million ($24.7 million, net of direct financing costs). Pursuant to the Certificate of Designation, Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at a fixed conversion rate of $2.00 and, if not converted by March 20, 2008, is redeemable for cash of $2.00 per share. Series A Convertible Preferred Stock is also redeemable for cash upon a change in control or certain other events at an amount equal to 110% of the greater of (i) the stated value or (ii) the number of indexed shares at the closing market price on the date of the redemption triggering event. The Series A Convertible Preferred Stock is non-voting and carried a 10% cumulative dividend feature, reduced to 6% upon the registration of the underlying shares, which was completed on August 1, 2006. Detachable warrants issued in connection with the Series A Convertible Preferred Stock financing arrangement have a strike price of $2.50 and a term of five-years. Common shares indexed to the Series A Convertible Preferred Stock and warrants are subject to the conditions of a freestanding registration rights agreement that provides for monthly liquidating damages of 1.0% (not to exceed an aggregate of 10.0%) for non-filing, non-effectiveness and loss of effectiveness.

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

•                  The put feature was valued using the present value of cash flows arising from multiple, probability-weighted outcomes. Management used its best estimate in developing probability scenarios. Fair value adjustments to the put feature will result in charges or credits to income in future periods. Such adjustments will arise from (i) changes in estimates underlying the probability-weighted model and (ii) the recognition of the time value (amortization component). The Company recorded a fair value adjustment of ($61,596) during the period from inception of the financing to September 30, 2006.

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

Due to the contingent cash redemption features, the Series A Convertible Preferred Stock is required to be recorded outside of stockholders’ equity. The carrying value of Series A Convertible Preferred Stock will be accreted to its redemption value over the remaining redemption period through periodic charges to retained earnings using the effective method. Preferred stock dividends and accretions, which are reported as a reduction of net income for purposes of earnings per share, amounted to approximately $1.4 and $3.0 million for the three and nine months ended September 30, 2006.

During the quarter ended September 30, 2006, 1,500 Shares of Series A Convertible Preferred Stock were converted to 750,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put were allocated to common stock and additional paid in capital.

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

Equity incentive plans and change in accounting policy

Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), after adjustment for estimated forfeitures. Accordingly, SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all share-based payments based on grant-date fair value.

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company recorded stock-based compensation expense for equity incentive plans of $493,140 and $192,100 for the nine and three months ended September 30, 2006, respectively. Had SFAS 123R been effective for the comparative periods, stock-based compensation expense for equity incentive plans of $737,022 and $152,769 would have been recorded for the nine and three months ended September 30, 2005, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from four to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight line method. The carrying value of property and equipment at September 30, 2006 was:

Furniture & Fixtures	$562,043
Equipment	2,857,202
Software	1,892,590
Leasehold Improvements	258,645
Subtotal	5,570,480
Accumulated Depreciation and Amortization	(1,804,122)
Net Property & Equipment	$3,766,358

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) annually or more frequently if the Company believes indicators of impairment exist. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Testing for impairment under SFAS 142 is, under certain circumstances, a two-step process. The first step (Step 1) is to determine the fair value of the reporting unit and compare that fair value to the carrying amount of the reporting unit, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit is less than its carrying amount (that is, its net assets), a second step (Step 2) is required. Step 2 is a process whereby it is assumed the reporting unit is being acquired as of the goodwill testing date in a business combination. This process assumes the reporting unit’s fair value is a surrogate for the reporting unit’s purchase price. The fair value of the reporting unit is allocated to all the assets and liabilities of the reporting unit using the purchase price allocation guidance in FASB Statement No. 141, Business Combinations. Goodwill, if any, that emerges from this process is called the “implied fair value of goodwill.” If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, that difference is the amount of the impairment loss required to be recognized by a charge to operating income.

The Company amortizes intangible assets with definite useful lives, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Stock-based compensation plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, and began recognizing compensation expense in its Consolidated Statements of Operations as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method. Under this transition method, compensation cost recognized in the periods after adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results from prior periods have not been restated. As a result of adopting SFAS 123 (R), the Company’s income before income taxes for the nine months and three months ended September 30, 2006 are $493,140 and $192,100 lower, respectively, than if it had continued to account for share-based compensation under APB 25.  The Company’s net income for the nine and three months ended September 30, 2006 are

$305,747 and $119,102 lower, respectively, than if it had continued to account for share-based compensation under APB 25.

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

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net Income Reported	$276,453	$1,136,163	$912,192	$572,662

Add:
Total stock-based compensation expense included in reported net income, net of related tax effects	305,747	0	119,102	0
Deduct:
Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(305,747)	(439,426)	(119,102)	(94,717)

SFAS No. 123 R pro forma net income	$276,453	$696,737	$912,192	$477,945

Pro forma (loss) earnings per common share
Basic	$(0.06)	$0.02	$(0.01)	$0.01
Fully Diluted	$(0.06)	$0.02	$(0.01)	$0.01
(Loss) Earning per common share, as reported
Basic	$(0.06)	$0.04	$(0.01)	$0.02
Fully Diluted	$(0.06)	$0.03	$(0.01)	$0.02

At September 30, 2006, the aggregate intrinsic value of all outstanding options was $3,315,695 with a weighted average remaining contractual term of 7.05 years, of which 2,413,320 of the outstanding options are currently exercisable with an aggregate intrinsic value of $3,300,695, a weighted average exercise price of $0.91 and a weighted average remaining contractual term of 5.25 years. The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $2,364,430. The total compensation cost at September 30, 2006 related to non-vested awards not yet recognized was $1,477,086 with an average expense recognition period of 1.71 years.

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

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following weighted averages: expected life of three years, dividend yield of 0.0 percent for grants in 2005 and 2004 (no dividend payments), risk-free interest rate of 4.85 percent, and expected volatility of 80.4 percent. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

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

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
Basic
Average common shares outstanding	45,722,120	33,426,715	50,033,794	34,266,956

Net Income	$276,453	$1,136,163	$912,192	$572,662
Dividends on redeemable preferred	(1,104,027)	0	(478,333)	0
Accretion of redeemable preferred	(1,891,656)	0	(961,143)	0
Net (Loss) Income allocable to common shareholders	$(2,719,230)	$1,136,163	$(527,284)	$572,662

Net (Loss) Income Per Common Share	$(0.06)	$0.03	$(0.01)	$0.02

Fully Diluted
Average common shares outstanding	45,722,120	33,426,715	50,033,794	34,266,956
Stock Options and other contingently issuable shares	12,475,460	5,705,366	14,905,880	5,261,982
Antidilutive stock options and contingently issuable shares	(12,475,460)	0	(14,905,880)	0
Average common shares outstanding assuming dilution	45,722,120	39,132,081	50,033,794	39,528,938

Net (Loss) Income Per Common Share	$(0.06)	$0.03	$(0.01)	$0.01

Impact of New Accounting Standards Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on our results of operations, financial position and cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending August 31, 2007. The Company currently does not have any defined benefit plans and therefore does not expect this to have any affect on our results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company will be required to initially apply SAB No. 108 during fiscal year 2007. The Company is assessing the impact, if any, the adoption of SAB No. 108 will have on our financial position and results of operations.

Intangible Assets and Goodwill

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $102.9 million of the purchase price to intangible assets. During the third quarter of 2006, the Company consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation. The following is a schedule of the Company’s intangible assets, by segment, as of September 30, 2006:

Network Segment

				Net
		Initial	Accumulated	Carrying
	Term	Value	Amortization	Value
Employment Agreements	3-4 Years	$1,025,011	$331,729	$693,282
Customer Relations	5 Years	3,400,000	888,889	2,511,111
Website Code and Development	5 Years	4,240,000	535,146	3,704,854
Trademarks	Indefinite	590,000	0	590,000
Goodwill		18,466,671	0	18,466,671
Totals		$27,721,682	$1,755,764	$25,965,918

Direct Segment

				Net
		Initial	Accumulated	Carrying
	Term	Value	Amortization	Value
Employment Agreements	4-5 Years	$645,000	$80,735	$564,265
Names Database*****	1-2 Years	3,442,880	1,091,501	2,351,379
Customer Relations	5 Years	4,300,000	310,231	3,989,769
Tradenames	Indefinite	770,000	0	770,000
Goodwill		34,488,711	0	34,488,711
Totals		$43,646,591	$1,482,467	$42,164,124

Advertising Segment

				Net
		Initial	Accumulated	Carrying
	Term	Value	Amortization	Value
Employment Agreements	4 Years	$746,571	$255,104	$491,467
Customer Relations	8 Years	1,890,000	413,438	1,476,563
Supplier Relations	3 Years	33,516	4,444	29,072
Software Tools	5 Years	175,000	81,667	93,333
Trademarks	Indefinite	859,176	0	859,176
Goodwill		5,362,249	0	5,362,249
Totals		$9,066,512	$754,653	$8,311,859

Consumer Services Segment

				Net
		Initial	Accumulated	Carrying
	Term	Value	Amortization	Value
Employment Agreements	3-4 Years	$181,478	$52,128	$129,350
Customer Relations	6 months to 5 Years	494,000	194,458	299,542
Website Code	5 Years	2,160,992	623,150	1,537,842
Client Lists	7 Years	416,000	113,595	302,405
Vendor Relations	3 Years	82,000	33,028	48,972
Reference Materials	4 Years	571,000	172,490	398,510
Tradenames	Indefinite	471,296	0	471,296
Goodwill		19,998,728		19,998,728
Totals		$24,375,494	$1,188,850	$23,186,645

COMPANY TOTALS

			Net
	Initial	Accumulated	Carrying
	Value	Amortization	Value
Goodwill	$78,316,359	0	$78,316,359
Indefinite Life Intangibles	2,690,472	0	2,690,472
Other Intangibles	23,803,448	5,181,734	18,621,714

****                         Amortization of Names Database included in cost of sales.

The Company’s amortization expense over the next five years is as follows:

2006	$1,591,783
2007	5,548,187
2008	4,246,124
2009	3,557,067
2010	2,560,387
Thereafter	1,118,166
Total	$18,621,714

Long Term Liabilities

The long term liabilities consisted of the following as of September 30, 2006:

Note Payable — Line of Credit	$10,687,896
Notes Payable — Related Party	48,993
Deferred Income Tax Payable	3,749,787
Deferred Rent	260,892
Other	257,970
Total	$15,005,538

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

Acquisitions

On January 20, 2006, the Company acquired 100% of the membership interests of Morex Marketing Group, LLC, a New York limited liability company (“Morex”), an online marketing company specializing in gathering expectant parents as well as new parents names and presenting them with baby related offers based in New York. As consideration for the acquisition, the Company paid to the members of Morex, an aggregate of $9,438,778 in cash and issued to them an aggregate of 5,647,705 shares of common stock, valued at $2.18 per share. Further, the members of Morex may receive earnout payments to be paid in 2007, 2008 and 2009. Each year’s earnout payment shall be equal to the excess over between (A) four times the aggregate earnings of Morex for the previous calendar year and (B) the aggregate amount of merger consideration previously paid by the Company (including any earnout payments); provided, however, in no event shall the total aggregate merger consideration (including the earnout payments) payable to the members of Morex exceed $50 million. Each earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock valued at the average of the closing prices for shares of the Company’s common stock on the last day on which such shares were traded for each quarter of the calendar year on which the particular earnout payment is based, provided that, in the Company’s sole discretion, the Company may pay to the members in cash any earnout payment that is otherwise required to be paid in shares of common stock (“earnout stock”), if the delivery of shares of the common stock would cause the total merger consideration paid by the Company in the form of common stock to exceed 7,674,305 shares. In addition, the Company issued to each the members of Morex that entered into employment agreements at the closing, warrants to purchase an aggregate of 35,000 shares of Company common stock at $3.50 per share. The Company entered into this transaction to add lead generation and list management capabilities.

On April 5, 2006, the Company acquired 100% of the voting common stock of Litmus Media, Inc. Based in Kansas City, Missouri, Litmus has built click fraud protected advertising distribution technologies for the performance-based advertising, search marketing, and e-retailing industries. As consideration for the acquisition, the Company paid to the shareholders of Litmus an aggregate of $6,500,000 in cash, and issued an aggregate 3,250,000 shares of the Company’s common stock valued at $2.00 per share. In addition, the Company issued to certain shareholders of Litmus warrants to purchase an aggregate of 90,000 shares of the Company’s common stock, and established a pool of warrants to purchase up to 40,000 shares of the Company’s common stock to be issued to certain employees of Litmus. Further, the shareholders of Litmus may receive aggregate earnout payments of up to 7,560,000 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009, other than EBITDA generated from its Morex Marketing Group subsidiary. In addition, in the event the shareholders of Litmus are entitled to any earnout payments, the Company agreed to capitalize a bonus pool for the pre-acquisition employees of Litmus in an amount not to exceed $1,050,000. The company entered into this transaction to expand its technological holdings.

On April 27, 2006, the Company acquired 100% of the voting common stock of Web Diversity Ltd, a United Kingdom company in the business of paid search management and organic search. As consideration for the acquisition, the Company paid to the sole shareholder of Web Diversity $1 million in cash and issued to him 500,000 shares of the Company’s common stock, valued at $2.00 per share. The Company placed all of the shares of common stock in escrow as security for the shareholder’s obligation to return a portion of the stock consideration in the event that Web Diversity’s audited pre-tax earnings for any four consecutive calendar quarters during the 12 calendar quarter period beginning on July 1, 2006 and ending June 30, 2009 is less than $1 million. Further, the shareholder of Web Diversity may receive a stock earnout payment of up to 528,004 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009 other than EBITDA generated from its Morex Marketing Group subsidiary. The Company granted to the shareholder of Web Diversity certain registration rights with respect to the shares of the Company’s common stock issued in connection with the acquisition. In addition, the Company issued to the shareholder warrants to purchase an aggregate of up to 90,000 shares of the Company’s common stock. The company entered into this agreement to expand its search engine optimization and pay per click opportunities in Europe and Asia.

On May 23, 2006, the Company acquired 100% of the voting common stock of iLead Media, Inc., a Utah corporation (“iLead”). iLead is engaged in the business of online sales lead generation. The Company paid to the shareholders of iLead, an aggregate of $9,206,720 in cash and issued to them an aggregate of 4,649,859 shares of the Company’s common stock valued at $1.98 per share. Further, the shareholders of iLead may receive earnout payments of up to 6,482,700 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009 other than EBITDA generated from its Morex Marketing Group subsidiary. To the extent earned, the Company agreed to contribute to iLead cash in an amount equal to 5% of the earnout payment which will be used to fund a bonus pool for the pre-acquisition employees of iLead. Any amounts contributed to the bonus pool will serve to reduce the amount of the cash portion of the earnout payment on a dollar-for-dollar basis. Additionally, the Company issued to the shareholders of iLead warrants to purchase an aggregate of up to 135,000 shares of the Company’s common stock. The shareholders also received an additional cash payment of $250,000 during the quarter as iLead’s unrestricted cash exceeded certain targets while at the same time its accounts receivable and cash exceeded its liabilities by at least $1.00. The Company entered into this agreement to expand its lead generation capabilities.

The results of operations for the above acquisitions are included from the date of acquisition in the consolidated financial statements of the Company.

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price in accordance with SFAS 141. Based upon that calculation, the purchase price for the acquisition was allocated as follows:

	Net Assets	Goodwill and
	(Liabilities)	Purchased	Deferred Tax	Total
	Assumed	Intangibles	Liabilities	Consideration
Morex Marketing Group, LLC	$399,152	$21,659,411	0	$22,058,563
Litmus Media, Inc.	$958,097	$14,130,757	$(1,692,369)	$13,396,485
Web Diversity, Ltd.	$105,005	$2,184,725	$(46,799)	$2,242,931
iLead Media, Inc.	$386,885	$20,204,300	$(1,631,875)	18,959,310

The Company is in the process of valuing certain intangible assets related to these acquisitions and thus the allocation of the purchase price has not been completed.

Accounting for Contingent Consideration

In connection with its prior acquisitions, the merger consideration may be increased as the former shareholders of each entity are entitled to earn payments in cash or stock contingent upon the satisfaction of certain future internal performance goals set forth in the applicable merger and amended merger agreements. Future consideration which may be earned by the former shareholders of each entity will be treated as additional purchase price and allocated to goodwill. The respective maximum amounts of such future consideration of known dollar amount which may be earned by the former shareholders of the acquired entities are as follows:

		Maximum
	Maximum	Future	Maximum
	Future	Stock	Earnout
	Cash	Consideration	Consideration
	Consideration	($ value(1))	($ value)
Acquired Entity
WebCapades	$500,000	$—	$500,000
Real Estate School Online	250,000	250,000	500,000
Vintacom Holdings, Inc.	(2)
Morex Marketing Group LLC	14,125,112	14,125,112	28,250,224
Totals	$15,325,112	$14,375,112	$29,700,224

During the quarter the Company restructured the earnout provisions for five of its prior merger agreements. All of the restructured agreements provide for the potential earnout payments to be made solely in the Company’s common stock. The table below lists the maximum number of shares that the previous shareholders will be entitled to under the restructured agreements.

Maximum
Future
Stock
Consideration
(Shares)(3)
Acquired Entity
KowaBunga!	150,000
PrimaryAds	4,857,301
Litmus Media, Inc.	7,560,000
WebDiversity, Ltd.	528,004
iLead Media, Inc.	6,482,700
Totals	19,578,005

During the quarter the Company paid to the former shareholder of Ozona Online Network, Inc. $25,000 to satisfy the earnout provisions of the purchase agreement.

Also, during the quarter the earnout provision related to the acquisition of Personals Plus, Inc. was terminated.

As of September 30, 2006, there are no liabilities under any other earnout agreements.

In addition, the former shareholders of the above acquisitions were granted a total of 900,000 options which if and when vested will be charged to stock based compensation expense (see stock-based compensation).

(1)             The number of shares is dependent on future prices of the Company’s common stock.

(2)             The shareholders of Vintacom may receive an aggregate earnout payment equal to the excess over (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing, and (B) $1.1 million U.S. The earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of Company common stock

(3)             Value of shares is dependent on future prices of the Company’s common stock.

Pro Forma Financial Information (Unaudited)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2005.

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined
Revenues	$52,912,752	$65,404,396	$30,736,524	$65,170,050
Net Income	$276,453	$854,634	$1,136,163	$5,270,374

Net (Loss) Income Per Common Share
Basic	$(0.06)	$(0.04)	$0.03	$0.11
Fully Diluted	$(0.06)	$(0.04)	$0.03	$0.10

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined
Revenues	$21,560,721	$21,560,721	$11,249,239	$22,133,148
Net Income	$912,192	$912,192	$572,662	$1,646,541

Net (Loss) Income Per Common Share
Basic	$(0.01)	$(0.01)	$0.02	$0.03
Fully Diluted	$(0.01)	$(0.01)	$0.01	$0.03

Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the third quarter of 2006, the Company consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation. The president of each segment reports to the chief operating officer of the Company, who makes decisions about performance assessment and resource allocation for all segments. The Company had four operating segments as of September 30, 2006 and 2005: network, direct, advertising and consumer services. The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

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

NET REVENUE BY INDUSTRY SEGMENT

	Nine months ended September 30				Three months ended September 30
	2006		2005		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenue
Network	$12,758,518	24.11	$3,662,324	11.92	$5,264,785	24.42	$1,942,160	17.26
Direct	11,569,798	21.87	0	0.00	6,319,560	29.31	0	0.00
Advertising	19,008,563	35.92	21,140,521	68.78	7,023,294	32.57	7,068,655	62.84
Consumer	10,152,667	19.19	6,131,899	19.95	3,233,813	15.00	2,327,007	20.69
Elimination	(576,794)	(1.09)	(198,220)	(0.65)	(280,731)	(1.30)	(88,583)	(0.79)
Total Revenue	$52,912,752	100.00	$30,736,524	100.00	$21,560,721	100.00	$11,249,239	100.00

	2005				2006
	Quarters Ended				Quarters Ended
	March	June	September	December	March	June	September
Revenue
Network	$193,236	$1,526,928	$1,942,160	$1,409,220	$1,762,926	$5,730,807	$5,264,785
Direct	0	0	0	0	1,339,689	3,910,549	6,319,559
Advertising	7,152,012	6,919,853	7,068,655	5,977,075	5,318,811	6,666,458	7,023,294
Consumer	1,869,944	1,934,948	2,327,007	2,581,640	3,793,214	3,125,640	3,233,813
Elimination	(42,713)	(66,924)	(88,583)	(263,729)	(164,246)	(131,818)	(280,731)
Total	$9,172,479	$10,314,806	$11,249,239	$9,704,206	$12,050,394	$19,301,636	$21,560,721

GROSS PROFIT BY INDUSTRY SEGMENT

	2005				2006
	Quarters Ended				Quarters Ended
	March	June	September	December	March	June	September
Revenue
Network	$156,695	$1,379,658	$1,823,228	$1,276,579	$1,652,871	$3,225,851	$3,681,267
Direct	0	0	0	0	1,072,554	2,570,069	4,604,271
Advertising	4,571,282	4,047,376	3,990,654	2,889,752	2,820,620	2,899,875	2,945,835
Consumer	1,261,140	1,415,094	1,965,637	2,271,720	3,314,715	2,730,158	2,663,209
Elimination	(42,713)	(66,924)	(88,583)	(263,729)	(164,246)	(131,818)	6,570
Total	$5,946,405	$6,775,204	$7,690,936	$6,174,322	$8,696,513	$11,294,136	$13,901,152

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
Network	$2,914,091	$724,799	$1,603,778	$392,026
Direct	3,361,084	0	1,611,647	0
Advertising	(339,250)	920,597	(51,364)	312,683
Consumer Services	(73,786)	1,701,708	298,371	738,130
Corporate	(5,408,589)	(1,488,952)	(1,978,844)	(501,158)
Total	$453,550	$1,858,152	$1,483,588	$941,681

TOTAL ASSETS BY INDUSTRY SEGMENT

	September 30, 2006		September 30, 2005
	Amount	Percent	Amount	Percent
Network	$31,995,706	26.55	$15,596,082	29.90
Direct	47,037,667	39.03	0	0.00
Advertising	15,145,012	12.57	15,257,554	29.25
Consumer Services	25,024,086	20.76	19,792,802	37.93
Corporate	1,310,625	1.09	1,522,850	2.92
Total	$120,513,096	100.00	$52,169,288	100.00

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” in our current report on Form 8-K filed on June 7, 2006, our quarterly report on Form 10-Q filed on August 10, 2006 and elsewhere in this quarterly report or in any supplement we may file. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class technology solutions to businesses and individuals. As of November 3, 2006 we employed, through our operating subsidiaries, 464 persons. As of September 30, 2006 we operate in thirteen locations across the United Sates and one location in Canada, Hong Kong and the United Kingdom. Our principal executive offices are located at 28050 U.S Highway 19 North, Suite 509, Clearwater, Florida 33761. Our telephone number is (727) 324-0046. The address of our website is www.thinkpartnership.com.

From 1993 until 1997 we had no operations. In 1997, we acquired two private companies that were subsequently divested. In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc. Since 2002 we have acquired a total of fourteen companies which now serve as the platform for all of our business operations. Our business is organized into four segments: Network, Direct, Advertising and Consumer Services.

Our Network segment offers affiliate marketing solutions to online marketers and advertisers and world class. Our Direct segment primarily provides lead generation services. Our Advertising segment provides online and off-line advertising, branding, and interactive marketing solutions. Our Consumer Services segment operates online dating websites and online real estate licensing courses in Florida and Georgia. We have received an offer to purchase and have entered into a letter of intent to sell our Consumer Services Segment. Although we are continuing to negotiate the sale of this segment, the letter of intent has expired and we have been unable to enter into a definitive agreement. The sale of our Consumer Services segment will better focus our management time and capital on integration and growth opportunities for our other business segments. There can be no assurance that we will be able to complete the sale of our Consumer Services segment on the terms described herein, if at all.

On July 24, 2006, our registration statement on Form SB-2 (File No. 333-121761) relating to the offering of up to 23,625,301 shares of our common stock offered by the selling stockholders described therein was declared effective.  On August 1, 2006, our registration statement on Form S-3 (File No. 333-134823) relating to the offering of up to 53,281,511 shares of our common stock offered by the selling stockholders described therein was declared effective.  On September 25, 2006, our registration statement on Form S-3 (File No. 333-137141) relating to the offering of up to 10,943,425 shares of our common stock offered by the selling stockholders described therein was declared effective.

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

Network Segment

Affiliate Network - consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer.

Search Network - In accordance with EITF Issue 99-19, “reporting Revenue Gross as a Principal versus Net as an Agent, the company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales.

Affiliate Software - We recognize revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in our accounts receivable.

Direct Segment

Online Membership Income - We recognize revenue from online membership sales when payment is received and the service date of making memberships benefits has taken place.

Lead Sales - For lead sales, our revenue recognition varies depending on the arrangement with the purchaser. Where the arrangement provides for delivery only, revenue is recognized when the lead information is provided to the purchaser. Where the arrangement provides for compensation based on sales generated by the purchaser from the lead, we recognize revenue in the period that the purchasing company makes a sale that was derived from the lead.

Product Sales - For product sales, we recognize revenue when payment is received and the goods are shipped.

List Management Services - Substantially all of our revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with EITF Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

Advertising Segment

Search Engine Enhancement Services - Prior to September 2005, we recognized revenue in the period that they were deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract. Beginning in October 2005, we began selling the services previously packaged as separate products in our Search Engine Enhancement business, and now treat each product as a separate deliverable in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” As such, each deliverable is treated as a separate product or deliverable. We, therefore, recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

Pay Per Click Management Fees - We recognize revenue on pay per click management services in the month the services are performed.

Advertising Services - We recognize revenue in the period in which services are performed.

Consumer Services Segment

Subscription Income - We recognize revenue on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.

Product Sales - We recognize income on the sale of compact disks upon shipment.

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents at September 30, 2006 and December 31, 2005 were approximately $4.3 million and $2.6 million, respectively. Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. Our cash deposits exceeded FDIC-insured limits by approximately $4.0 million at various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of September 30, 2006, the cash portion of these potential contingent payments totaled approximately $15.3 million which, if and to the extent earned, will likely become payable starting the third quarter of 2006 through the second quarter of 2009. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association. Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. As of September 30, 2006 we had $10.7 million due under the revolving credit note. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. As of September 30, 2006 we had $833,333 outstanding under the term note. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets. We used a portion of the proceeds from our preferred stock offering to repay approximately $14.7 million due to Wachovia on the revolving credit note. We also used $10.5 million from the line of credit to fund the cash portions of certain acquisitions during the year.

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

During the quarter ended September 30, 2006, 1,500 Shares of Series A Convertible Preferred Stock were converted to 750,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put were allocated to common stock and additional paid in capital.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2006 of approximately $2.9 million consisted primarily of net income of approximately $0.3 million adjusted for non-cash items of $4.5 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, deferred income taxes and approximately $1.9 million used by working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2005 of approximately $0.2 million consisted primarily of a net income of approximately $1.1 million adjusted for non-cash items of approximately $2.6 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and deferred income taxes, and approximately $3.5 million used by working capital and other activities.

We used cash in investing activities during the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005 we used approximately $0.9 million and $1.4 million respectively to acquire fixed assets. We also used approximately $26.5 million to fund acquisitions during the nine months ended September 30, 2006 while we used approximately $17.3 million to fund acquisitions that occurred during the nine months ended September 30, 2005. An additional $1.6 million was used for other investing activities including potential acquisitions and the acquisition of databases during the nine months ended September 30, 2006 versus approximately $0.2 million for the same period in 2005.

We generated approximately $27.8 million in cash from financing activities during the nine months ended September 30, 2006, as compared to approximately $2.8 million during the nine months ended September 30, 2005. Sources of cash from financing activities in 2006 included proceeds of approximately $3.3 million from net draws on our line of credit with Wachovia and proceeds from an installment note with Wachovia totaling $2.5 million and net proceeds from equity transactions of approximately $24.7 million. These amounts were offset by principal repayments of approximately $2.1 million and preferred dividends of approximately $0.6 million. During the same period in 2005, we generated approximately $3.5 million in net proceeds from our line of credit. These sources were offset by cash used in the issuance of common stock of approximately $0.1 million and to repay debt of approximately $0.6 million.

Material Changes in Financial Condition

Our total assets as of September 30, 2006 were approximately $120.5 million compared to approximately $57.5 million as of December 31, 2005. Substantially all of the increase in our total assets during the nine months ended September 30, 2006 was the result of an increase in our intangible assets of approximately $56.4 million of which approximately $45.4 million was allocated to goodwill. This increase resulted from the four acquisitions completed this year. Our total current assets as of September 30, 2006 were approximately $16.8 million, an increase from December 31, 2005 of approximately $6.4 million. Our total current assets increased due to accounts receivable and other current assets received in the acquisitions completed this year.

Our total liabilities as of September 30, 2006 were approximately $29 million, compared to approximately $18.8 million at December 31, 2005. Our liabilities increased due to additional debt and derivatives used to fund acquisitions and the assumption of liabilities as part of acquisitions completed in during the first nine months of 2006.

Results of Operations

This section describes and compares our results of operations for the nine and three months ended September 30, 2006 and 2005.

Operating Revenues

Operating revenues by business segment are presented below.

	Nine months ended September 30			Three months ended September 30
	2006	2005	% Change	2006	2005	% Change
Revenue
Network	$12,758,519	$3,662,324	248.37	$5,264,785	$1,942,160	171.08
Direct	11,569,798	0	n/a	6,319,560	0	n/a
Advertising	19,008,563	21,140,521	(10.08)	7,023,294	7,068,655	(0.64)
Consumer Services	10,152,667	6,131,899	65.57	3,233,813	2,327,007	38.97
Elimination	(576,794)	(198,220)	190.99	(280,731)	(88,583)	216.91
Total Revenue	$52,912,752	$30,736,524	72.15	$21,560,721	$11,249,239	91.66

Nine Months Ended September 30, 2006 and 2005

Revenue for the nine months ended September 30, 2006 increased approximately $22.2 million to approximately $52.9 million from the same period in the prior fiscal year. Revenue from our Network segment increased approximately $9.1 million to approximately $12.8 million from the same period last year. The acquisitions of Litmus Media Inc. contributed approximately $5.7 million in revenue during the current year. The remaining growth was due to increased revenue derived from our affiliate networks and software. Revenue from our Direct segment contributed approximately $11.6 million during the nine months ended September 30, 2006. We entered this segment beginning in January of 2006 with the acquisition of Morex Marketing Group and expanded further in May with the acquisition of iLead Media Inc. Revenue from our Advertising segment decreased by approximately $2.1 million during the nine months ended September 30, 2006, compared to the same period last year. Revenue from our search engine enhancement services decreased by approximately $6.3 million during the current period as compared to last year. This was offset by increased revenue from the addition of Web Diversity Ltd. in April of 2006 of approximately $3.9 million. Revenue from search engine enhancement services has continued to decline due to increased competition and low barriers to entry. Revenue from our Consumer services segment increased approximately $4.0 million to approximately $10.2 million from the same period last year. Revenue from this segment increased due to the addition of three companies over the past year which contributed approximately $5.2 million of revenue in 2006. This was offset by a decrease in revenue at our Cherish division of approximately $1.4 million.

Gross Profit

Gross profits by business segment are presented below.

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
Gross Profit
Network	$8,559,989	$3,359,581	$3,681,267	$1,823,228
Direct	8,246,894	0	4,604,271	0
Advertising	8,666,330	12,609,312	2,945,835	3,990,654
Consumer Services	8,708,082	4,641,871	2,663,209	1,965,637
Corporate and Elimination	(289,494)	(198,219)	6,570	(88,583)
Total Gross Profit	$33,891,801	$20,412,544	$13,901,152	$7,690,936

The gross profits for the nine months ended September 30, 2006 were approximately $33.9 million, 64% of sales. In contrast the gross profits for the equivalent period in 2005 were approximately $20.4 million, 66% of sales. During the past year our gross profit percentages have been changing as each of our acquisitions have different costs structures. Our Network segment had gross profits of $8.6 million, 67% of revenue, and $3.4 million, 92% of revenue, for the nine months ended September 30, 2006 and 2005, respectively. The change was due to an acquisition in this segment that was completed in April of 2006. We expect the gross profit to stabilize and be more in line with the current quarter going forward. Our gross profit for our Direct segment was $8.2 million, or 71% of revenue. We were not in this segment in 2005. Our Advertising segment had gross profit of $8.7 million, 46% of revenue, and $12.6 million, 60% of revenue, for the nine months ended September 30, 2006 and 2005 respectively. This segment has undergone a significant change in revenue mix over the past twelve months as was noted above. Revenue from search engine enhancement services has decreased by approximately 45% from the prior year. We have historically realized higher gross margins from these services. Due to this shift our gross margin percentage has decreased as revenue shifts to services and products with lower gross margins. Our Consumer Services had gross profit of $8.7 million, or 86% of revenue, and $4.6 million, or 76% of revenue, for the nine months ended September 30, 2006 and 2005, respectively. Gross profit margins in our Consumer Services segment have been consistent for all quarters in 2006. The change resulted from an acquisition completed in December of 2005.

General and administrative expenses were approximately $30.4 million, 57% of sales for the nine months ended September 30, 2006. For the same period last year, the expenses totaled approximately $17.5 million, 57% of sales. We have had many changes in the composition of our selling, general and administrative expenses over the last twelve months. We currently report revenue for two of our operating subsidiaries net of costs as an agent. Due to this reporting, our selling, general and administrative expense percentage will be higher for these entities and, therefore, has the effect of increasing these expenses as a percentage of revenues. Additionally, our corporate overhead costs increased by approximately $2.7 million during the first nine months of 2006 as compared to 2005. The increase in corporate overhead resulted primarily from increased legal and accounting fees associated with certain acquisitions that did not close, preparation of certain financial statements required for securities filings including our registration statement on Form SB-2, increased corporate payroll expenses, and fees incurred regarding the restatement of our financial statements. We expect certain of these costs to decrease going forward. Further, corporate overhead increased due to our implementation of FAS 123R in the first quarter of 2006 which resulted in our expensing certain stock based compensation that was previously only a footnote disclosure.

Three Months Ended September 30, 2006 and 2005

Revenue for the three months ended September 30, 2006 increased approximately $10.3 million to approximately $21.6 million from the same period in the prior fiscal year. Revenue from our Network segment increased approximately $3.3 million to approximately $5.3 million from the same period last year. The acquisitions of Litmus Media Inc. contributed approximately $2.2 million in revenue during the current year. The remaining growth was due to increased revenue derived from our affiliate networks and software. Revenue from our Direct segment contributed approximately $6.3 million during the three months ended September 30, 2006. We entered this segment in January of 2006 with the acquisition of Morex Marketing Group and expanded further in May with the acquisition of iLead Media Inc. Revenue from our Advertising segment was approximately $7.0 million during the three months ended September 30, 2006 and 2005. Revenue from our search engine enhancement services decreased by approximately $2.5 million during the current period as compared to last year. This was offset by increased revenue from the addition of Web Diversity Ltd. in April of 2006 of approximately $2.3 million and increased revenue from offline advertising activities of approximately $0.2 million. Revenue from search engine enhancement services has continued to decline due to increased competition and low barriers to entry. Revenue from our Consumer services segment increased approximately $0.9 million to approximately $3.2 million from the same period last year. Revenue from this segment increased due to an acquisition in December of 2005. This acquisition contributed approximately $1.5 million in revenue during the third quarter of 2006. This was offset by a decrease in revenue at our other dating properties of approximately $0.4 million and our online education property of approximately $0.2 million.

Gross Profit

The gross profits for the three months ended September 30, 2006 were approximately $13.9 million, 64% of sales. In contrast the gross profits for the equivalent period in 2005 were approximately $7.7 million, 68% of sales. During the past year our gross profit percentages have been changing as each of our acquisitions have different costs structures. Our Network segment had gross profits of approximately $3.7 million, 70% of revenue, and $1.8 million, 94% of revenue, for the three months ended September 30, 2006 and 2005, respectively. The change was due to an acquisition in this segment that was completed in April of 2006. We expect the gross profit to stabilize and be more in line with the current quarter going forward. Our gross profit for our Direct segment was approximately $4.6 million, or 73% of revenue. We were not in this segment in 2005. Our Advertising segment had gross profit of $2.9 million, 42% of revenue, and $4.0 million, 56% of revenue, for the three months ended September 30, 2006 and 2005 respectively. This segment has undergone a significant change in revenue mix over the past twelve months as was noted above. Revenue from search engine enhancement services has decreased by approximately 52% from the same quarter last year. We have historically realized higher gross margins from these services. Due to this shift our gross margin percentage has decreased as revenue shifts to services and products with lower gross margins. Our Consumer Services had gross profit of $2.7 million, or 82% of revenue, and $2.0 million, or 84% of revenue, for the three months ended September 30, 2006 and 2005, respectively. Gross profit margins in our Consumer Services segment were fairly consistent between the two periods as we had similar properties for both periods.

General and administrative expenses were approximately $11.2 million, 52% of sales for the three months ended September 30, 2006. For the same period last year, the expenses totaled approximately $6.2 million, 55% of sales. We have had many changes in the composition of our selling, general and administrative expenses over the last twelve months. We currently report revenue for two of our operating subsidiaries net of costs as an agent. Due to this reporting, our selling, general and administrative expense percentage will be higher for these entities and, therefore, has the effect of increasing these expenses as a percentage of revenues. Additionally, our corporate overhead costs increased by approximately $1.2 million during the quarter ended September 30, 2006 as compared to 2005. The increase in corporate overhead resulted primarily from increased corporate personnel costs, travel and expenses related to increased corporate level staff. Further, corporate overhead increased due to our implementation of FAS 123R in the first quarter of 2006 which resulted in our expensing certain stock based compensation that was previously only a footnote disclosure.

Nine and Three Months ended September 30, 2006 and 2005

Amortization of purchased intangibles was approximately $2.4 million and $1.0 for the nine and three months ended September 30, 2006. In comparison, these expenses totaled approximately $1.0 million and $0.5 million for the equivalent periods last year. Our amortization has increased as compared to last year due to five acquisitions completed from December of 2005 through May of 2006.

Interest expense for the nine and three months ended September 30, 2006 was approximately $670,000 and $240,000 respectively. Interest expense was approximately $90,000 and $60,000 for the equivalent periods in 2005. Our interest expense increased due to debt incurred to fund acquisitions. We will continue to incur higher levels of interest expense until we are able to pay down our current and long term debt.

Net Income (Loss) Applicable to Common Stockholders

Net income (loss) applicable to common stockholders decreased from a net income of approximately $1.1 million for the nine months ended September 30, 2005 to net loss applicable to common shareholders of approximately $2.7 million for the nine months ended September 30, 2006. The decrease was primarily attributable to an increase in stock-based compensation expense of approximately $0.5 million due to our adoption of SFAS 123R in 2006, an increase in redeemable preferred stock dividends of approximately $1.1 million and accretion of redeemable preferred stock of approximately $1.9 million, increased corporate expenses of $2.7 million and a decrease in operating income from our Advertising and Consumer Services segments of $2.2 million. This was offset by increased operating profits from our Direct and Network segments of $5.6 million.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the third quarter of 2006, we consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation. The president of each segment reports to the chief operating officer, who makes decisions about performance assessment and resource allocation for all segments. We had four operating segments as of September 30, 2006 and 2005: network, direct, advertising and consumer services. We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

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

NET REVENUE BY INDUSTRY SEGMENT

	Nine months ended September 30				Three months ended September 30
	2006		2005		2006		2005
Revenue
Network	$12,758,518	24.11	$3,662,324	11.92	$5,264,785	24.42	$1,942,160	17.26
Direct	11,569,798	21.87	0	0.00	6,319,560	29.31	0	0.00
Advertising	19,008,563	35.92	21,140,521	68.78	7,023,294	32.57	7,068,655	62.84
Consumer Services	10,152,667	19.19	6,131,899	19.95	3,233,813	15.00	2,327,007	20.69
Elimination	(576,794)	(1.09)	(198,220)	(0.65)	(280,731)	(1.30)	(88,583)	(0.79)
Total Revenue	$52,912,752	100.00	$30,736,524	100.00	$21,560,721	100.00	$11,249,239	100.00

	2005				2006
	Quarter Ended				Quarters Ended
	March	June	September	December	March	June	September
Revenue
Network	$193,236	$1,526,928	$1,942,160	$1,409,220	$1,762,926	$5,730,807	$5,264,785
Direct	0	0	0	0	1,339,689	3,910,549	6,319,559
Advertising	7,152,012	6,919,853	7,068,655	5,977,075	5,318,811	6,666,458	7,023,294
Consumer Services	1,869,944	1,934,948	2,327,007	2,581,640	3,793,214	3,125,640	3,233,813
Elimination	(42,713)	$66,924)	(88,583)	(263,729)	(164,246)	(131,818)	(280,731)
Total	$9,172,479	$10,314,806	$11,249,239	$9,704,206	$12,050,394	$19,301,636	$21,560,721

GROSS PROFIT BY INDUSTRY SEGMENT

	2005				2006
	Quarter Ended				Quarters Ended
	March	June	September	December	March	June	September
Revenue
Network	$156,695	$1,379,658	$1,823,228	$1,276,579	$1,652,871	$3,225,851	$3,681,267
Direct	0	0	0	0	1,072,554	2,570,069	4,604,271
Advertising	4,571,282	4,047,376	3,990,654	2,889,752	2,820,620	2,899,875	2,945,835
Consumer Services	1,261,140	1,415,094	1,965,637	2,271,720	3,314,715	2,730,158	2,663,209
Elimination	(42,713)	(66,924)	(88,583)	(263,729)	(164,246)	(131,818)	6,570
Total	$5,946,405	$6,775,204	$7,690,936	$6,174,322	$8,696,513	$11,294,136	$13,901,152

PRE TAX (LOSS) PROFIT FROM CONTINUING OPERATIONS

	Nine months ended		Three months ended
	September 30		September 30
	2006	2005	2006	2005
Network	$2,914,091	$724,799	$1,603,778	$392,026
Direct	3,361,084	0	1,611,647	0
Advertising	(339,250)	920,597	(51,364)	312,683
Consumer Services	(73,786)	1,701,708	298,371	738,130
Corporate	(5,408,589)	(1,488,952)	(1,978,844)	(501,158)
Total	$453,550	$1,858,152	$1,483,588	$941,681

TOTAL ASSETS BY INDUSTRY SEGMENT

	September 30, 2006		September 30, 2005
	Amount	Percent	Amount	Percent
Network	$31,995,706	26.55	$15,596,082	29.90
Direct	47,037,667	39.03	0	0.00
Advertising	15,145,012	12.57	15,257,554	29.25
Consumer Services	25,024,086	20.76	19,792,802	37.93
Corporate	1,310,625	1.09	1,522,850	2.92
Total	$120,513,096	100.00	$52,169,288	100.00

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 based on debt outstanding at September 30, 2006 and weighted average interest rates for the debt maturing in each specified period.

	2006	2007	2008	2009
Fixed Rate Debt	12,198	40,014	36,641	757
Weighted average interest rate	7.03%	6.78%	6.87%	8.00%

Variable rate debt	632,797	229,266	—	10,700,000
Weighted average interest rate	7.37%	7.56%		7.35%

The table above does not reflect indebtedness incurred after September 30, 2006. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 6% of our consolidated costs and expenses are denominated in Canadian Dollars and approximately 8% of our consolidated revenue and costs are denominated in British Pounds. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars, Canadian Dollars and British Pounds. If the Canadian Dollar or British Pound depreciates against the U.S. Dollar, the amount of our foreign income and expenses pressed in our U.S. Dollar financial statements will be affected. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. We currently incur approximately $4.4 million of annual expenses payable in Canadian dollars, if the exchange rate were to change by $0.01 this cause our net earnings to change by $44,000. We currently generate approximately $9.0 million of income and incur approximately $8.75 million of expenses in British Pounds, the effect of an exchange rate change will have minimal effect on our consolidated profit.

Item 4.                          Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings.

None.

Item 1A.                 Risk Factors.

On June 7, 2006, we filed a Current Report on Form 8-K which updated and superceded the risk factors previously contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Our disclosure in Item 8.01 — Other Events, of the Current Report on Form 8-K under the heading “Risk Factors” is incorporated herein by reference. Except as otherwise provided in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the June 7, 2006 Current Report.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us in the quarterly period ended September 30, 2006 without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On July 3, 2006, we issued 680,000 shares of common stock to the Roberti Jacobs Family Trust pursuant to the exercise of warrants at $0.10 per share.

On July 3, 2006, we issued 1,000,000 shares of common stock to Roberti Jacobs Family Trust pursuant to the exercise of warrants at $0.10 per share.

On July 3, 2006, we issued 950,000 shares of common stock to Roberti Jacobs Family Trust pursuant to the exercise of warrants at $0.13 per share.

On July 3, 2006, we issued 40,000 shares of common stock to Roberti Jacobs Family Trust pursuant to the exercise of warrants at $0.50 per share.

On July 3, 2006, we issued 460,000 shares of common stock to T. Benjamin Jennings pursuant to the exercise of warrants at $0.13 per share.

On August 1, 2006, we issued 50,000 shares of common stock to James Jennings pursuant to the exercise of warrants at $0.13 per share.

On August 15, 2006, we issued 1,000 shares of common stock to Mark Sherwin pursuant to the exercise of warrants at $0.16 per share.

On September 6, 2006, we issued 20,000 shares of common stock to Marc Camphaug pursuant to the exercise of warrants at $0.15 per share.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

Item 5.                          Other Information.

None.

Item 6.                          Exhibits.

EXHIBIT NO.

10.1	First Amendment to Agreement by and among Think Partnership Inc., PrimaryAds, Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta. (1)

10.2	Second Amendment to Agreement by and among Think Partnership Inc., Litmus Media, Inc., and John Linden and Tobias Teeter. (1)

10.3	First Amendment to Agreement by and among Think Partnership Inc., THK, LLC, and Brady Whittingham, David Nelson, and Robert Seolas. (1)

10.4	First Amendment to Agreement by and between Think Partnership Inc., and James Banks. (1)

10.5	Employment Agreement, dated September 5, 2006, by and between the Company and Jody Brown. (2)

31.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

1                     Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 001-324442).

2                     Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (SEC File No. 001-324442).

*                    Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2006.

THINK PARTNERSHIP INC. (Registrant)

By:	/s/ Scott P. Mitchell
Scott P. Mitchell, Director, Chief Executive Officer, and Secretary

By:	/s/ Jody Brown
Jody Brown, Chief Financial Officer and Treasurer