Form 10-K
period 2006-12-31
THINK PARTNERSHIP INC
filed 2007-03-29
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File 001-32442

THINK PARTNERSHIP INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

28050 U.S. 19 North, Suite 509 Clearwater, Florida 33761
(Address of Principal Executive Offices)

(727) 324-0046
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock par value $0.001	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on March 26, 2007, $136,512,033 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2007, 67,366,350 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the year ended December 31, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under “Risk Factors.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2007. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.

DESCRIPTION OF BUSINESS

We are a Nevada corporation headquartered in Clearwater, Florida.  Through our wholly-owned direct and indirect subsidiaries we provide marketing and technology solutions to businesses and individuals. As of March 22, 2007 we employed 254 persons.  As of March 22, 2007 we operate in thirteen locations across the United Sates and one location in each of Canada, Hong Kong and the United Kingdom. Our principal executive offices are located at 28050 US 19 North, Suite 509, Clearwater, Florida 33761.  Our telephone number is (727) 324-0046. The address of our website is www.thinkpartnership.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.thinkpartnership.com. Any and all information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Summary of Products and Services

Our Network Segment, comprised of our wholly owned subsidiaries PrimaryAds, Inc. (PrimaryAds), Litmus Media, Inc. (Litmus), Ozona Online Network, Inc.(Ozona) and KowaBunga! Marketing, Inc.(KowaBunga), offers affiliate marketing solutions to online marketers and advertisers and world class technology solutions.  PrimaryAds is a cost-per-action affiliate marketing network that places its clients’ advertisements on partner websites within its affiliate network and generates revenue each time a web user accepts a desired action, such as signing up for an email or filling out a survey. Litmus provides click fraud protected advertising distribution technologies for the performance-based advertising, search marketing, and e-retailing industries through its ValidClick Search Network (http://www.validclick.com). In the merchant solutions arena, Litmus provides online merchants with a unique patent-pending order abandonment recovery technology, called Second Bite, helping online retailers increase sales by automatically following up with abandoned shoppers to help them complete their purchases. Ozona provides start-to-finish web design, customized web-based applications, database systems, managed and shared hosting solutions and e-commerce.  KowaBunga! provides Internet marketing software technologies, including software for affiliate marketing, search engine marketing and opt-in email marketing.

Our Direct segment, comprised of our wholly owned subsidiaries Morex Marketing Group LLC (Morex)  and iLead Media, Inc. (iLead), primarily provides lead generation services. Morex is a life stages lead generation business that focuses on marketing to expectant mothers and new parents. Morex focuses on generating leads both online and over the phone and markets those leads to Consumer Package Goods manufacturers and advertisers. iLead provides online home business opportunities for individuals throughout the United States through membership in its programs that provide information and resources for the resale of goods online, and access to overstock and dollar-shop goods through iLead’s inventories and through goods available from drop-ship partners. iLead also generates revenue from the sale of customer leads to third parties, as well as the sale of partner memberships or products.

Our Advertising segment, comprised of our wholly owned subsidiaries MarketSmart Advertising, Inc. (MaketSmart Advertising), MarketSmart Interactive, Inc. (MarketSmart Interactive), and Web Diversity Ltd. (Web Diversity), provides online and off-line advertising, branding, and interactive marketing solutions. MarketSmart Advertising is a traditional off-line advertising agency that provides branding, collateral advertising, public relations, television advertising, and radio advertising services in seven states and the District of Columbia. It also offers interactive marketing solutions designed to help businesses increase revenues from their websites by utilizing a variety of interactive marketing channels, such as search engine optimization, paid search and affiliate marketing. Web Diversity provides paid search management and organic search optimization services. We recently discontinued MarketSmart Interactive operations as a separate business and transferred its operations to our MarketSmart Advertising subsidiary. We believe that this consolidation effort will allow us to realize significant improvements in operating efficiencies.

Our Consumer Services segment is comprised of our direct and indirect subsidiaries, Real Estate School Online, Inc., Cherish, Inc., Vintacom Florida, Inc. and Personals Plus, Inc. Real Estate School Online, Inc. is an online real estate education site, providing accredited real estate licensing courses in Florida and Georgia.  Cherish, Inc. and its wholly owned subsidiaries, Personals Plus, Inc. and Vintacom Florida, Inc. offer a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for by age, gender, hobbies and location, and then make contact with that individual or individuals in an online environment. Revenues are generated from a monthly membership fee, which allows users to obtain complete access to the individual community. Some of Cherish, Inc.’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services.

More comprehensive information about our products is available through our Internet website http://www.thinkpartnership.com. The information on our website is not incorporated by reference into this prospectus.

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

Think Network Segment

PrimaryAds has two employees dedicated to developing business for advertising clients (publishers) and two employees devoted to recruiting affiliates to its network. PrimaryAds participates in various industry trade shows and executes advertising on a limited basis.

Litmus currently employs two sales representatives to manage both inbound and outbound sales efforts. Litmus develops leads for the ValidClick Search Network by “spidering” the Web for potential affiliates that meet criterion that will add value to allow a client to be successful. Second Bite is primarily an outbound sales effort. Leads are developed by examining eCommerce businesses and commensurate relationship development. Litmus hired a marketing director to manage increasing media demands as the reputation of its innovative technology becomes more well-known in the industry. Litmus also provides programs to existing clients as incentives for referrals to its network.

KowaBunga! currently employs three sales people who are focused on selling software products and services and employs one person dedicated to recruiting affiliates. KowaBunga! markets itself through a variety of channels by participating in industry trade shows, producing white papers, newsletters, web seminars with Marketing Sherpa and advertising in niche publications.

Sales of services for our Ozona Online Network subsidiary are primarily developed by referrals.  Ozona Online Network does not advertise.

Think Direct Segment

Morex employs a variety of techniques to develop business. Currently five employees actively sell its products and services to advertisers. Morex markets itself via E-mail, postal list retails, Website banners, category sponsorships, pay-per-click directory marketing and telemarketing.

iLead develops business through internet advertising campaigns. iLead offers consistently rank among the top performers across all offers currently available from online advertisers by emphasizing conversion statistics and ultimate return on investment for affiliate networks and publishers. Primarily growing the business on a Cost Per Acquisition model, iLead is able to calculate the exact costs of advertising as well as the lifetime value of each customer.

Think Marketing Services Segment

MarketSmart Advertising currently employs eight people who are dedicated to facilitating business development and relationship management. MarketSmart Advertising belongs to a variety of state and local advertising, commerce, trade organizations and professional associations.  Additionally, it is a licensed vendor for state and local governments.  MarketSmart Advertising has begun marketing the online products previously offered by MarketSmart Interactive.

Web Diversity currently employs eight people who are Google Adword professionals and are dedicated to facilitating business development and relationship management. Jim Banks, Web Diversity’s chief executive officer, is currently the supplier liaison officer on the Search Marketing Association (UK). Web Diversity also belongs to a variety of advertising, commerce, trade organizations and professional associations.

Think Consumer Services

Real Estate School Online currently employs two people who manage incoming leads and sales. Real Estate School Online utilizes online marketing campaigns including pay-per-click advertising, search engine optimization and banner advertising to develop sales.

Cherish and its subsidiaries employ a staff whose purpose is to foster activity on Cherish’s online dating websites and to provide persons with access to professional relationship and dating guidance, question and answer forums, as well as online games and events. The Cherish team continually strives to keep the online dating community interested and engaged by adding and enhancing products and services. It stresses customer care and retention as its primary focus.

Cherish markets its online dating services utilizing SEO and pay-per-click advertising, affiliate marketing, paid advertising, strategic partnerships and partner solutions and offers custom dating products/services to various niche and vertical markets including newspapers and radio stations across North America.

Overview of Industry

We believe that the growth of online advertising has not shown any signs of slowing. We believe that companies both large and small are continuing to spend more and more money on their interactive strategies. According to The Interactive Advertising Bureau (IAB), Internet advertising revenues for 2006 are estimated at $16.8 billion. This represents a 34 percent increase over the record-breaking $12.5 billion spent in 2005.

We believe that our suite of interactive technologies and services are positioned to capitalize on this growth. We feel that our performance-based approach allows us a competitive edge in winning the bids for our target market’s online marketing budgets. We have positioned ourselves to be able to offer clients a guaranteed positive return on the money they spend with us.

We believe that our unique, differentiating technologies will emerge as leaders in the coming year as more emphasis is placed on the needs that they fulfill. This includes:

•

Click Fraud Protection: The chart at the right (obtained from ClickForensic’s clickfraudindex.com) shows the threat level of fraudulent clicks rising throughout 2006. Google recently disclosed that fraudulent clicks made up “less than 10%” of their pay per click traffic, representing a billion dollar cost to advertisers. We believe that advertiser awareness to this issue is growing as will their desire for a solution. At this point, we believe that ValidClick remains the only solution poised to effectively monitor for fraud and prevent it from affecting an advertiser’s marketing budget. The solution is available to advertisers and publishers at a variety of levels including our own click fraud protected search network; individual click fraud protected publisher web sites and established ad networks that have begun licensing our patent-pending technology to protect their distribution.

•

Affiliate Channel Transparency: The AffStat 2007 Report showed that affiliate marketers are continuing to seek further transparency into their affiliate channel. The chart on the right shows the challenges faced by traditional, pay per sale affiliate program managers. According to this report, recruiting remains the top single concern followed by several concerns related to better knowing each affiliate, their practices and how to best manage each relationship. We believe that our KowaBunga! platform is the only solution on the market that offers affiliate marketers the ability to recruit new affiliates through a network of 50,000 members – without requiring the advertisers to relinquish control of their affiliate relationships and data. We will concentrate on these factors as we market this platform in the coming year to veteran affiliate marketers who we believe are striving to find a solution that gives them the control and data they need to overcome these challenges.

•

Conversion Optimization: As marketing budgets increase, we believe advertisers will expect their revenues to increase alongside their spend. However, according to an Internet Retailer report, 75 percent of online shopping carts are abandoned by consumers. We believe that we are uniquely positioned to be able to assist merchants in increasing their conversions through our Second Bite suite of remarketing tools. We believe that based on our conversion success with offers created by our Direct division and those marketed through our PrimaryAds CPA network, we are able to offer clients landing pages, marketing creative and offer promotion services that we believe are fully optimized for maximum conversions.

•

Online Advertising Services: We believe the market for interactive consultancy based services such as search engine optimization, pay-per-click account management, affiliate management, and online creative development will become a more significant and common part of advertisers overall marketing strategy.  We believe that continuing to build the capacity to assist clients in being effective in those efforts will lead to a more holistic approach to our offerings and ultimately compliment our other services.

•

The Offline/Online Exchange: We believe that the emergence of Web 2.0 sites like MySpace and YouTube are contributing to the blurring of the line between traditional offline marketing and interactive online marketing. 2007 was the first year in which all Super Bowl TV advertisements were placed online immediately following (if not prior to) their television debut. Marketers will be seeking holistic strategies that cover everything from TV, print and radio through to ads created specifically online and offline ads that are transferred online due to consumer demand. We believe that our Think Advertising division is in a position to adapt both online and offline strategies and present our clients with full circle strategies that span all media.

•

Internal Offers: Competition for online consumers subscribing for services has increased over the recent years.  We believe that our internal offers, including our business opportunity, online education, and online dating, offers, marketed through our network as well as other online marketing channels, will continue to increase while amplified competition will help us better test out techniques, creative, and channels to better service our online clients.

Competition

We compete with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, and other companies that provide marketing services. We also compete in the digital marketing services market with several technology system integrators. We also compete with third-party advertising companies and campaign management technology companies.

We believe that the competitive factors affecting the Internet advertising market are data analysis capabilities, client service, strategy, ad serving technology, functionality and price. We believe we compete proficiently in each area. Our Think Network and Think Advertising segments provide a complete range of services designed to meet the needs of any business wanting to advertise and conduct business on the Internet. In particular, our digital marketing services include sophisticated data modeling techniques and dedicated client service teams that seek to employ the best methods, technologies and approaches to make client programs successful. Through our Think Network segment, we offer advertising agencies and direct advertisers an efficient solution for managing end-to-end online marketing campaigns.

Think Network Segment

PrimaryAds’ primary competitors include ValueClick, Advertising.com and AzoogleAds. We believe, however, that PrimaryAds is well positioned among these competitors because of its long-standing customer relationships and its commitment to provide superior customer service at competitive prices.

Litmus’ ValidClick Search Network primarily competes with Infospace, Google AdSense, and search engines such as Miva, LookSmart and SearchFeed. In the merchant solutions arena, currently Litmus’ Second Bite technology does not have any direct competitors. However, Litmus does compete indirectly with some web analytics companies that focus on shopping cart abandonment reporting and analytics, such as LivePerson.

KowaBunga!’s main competitors are Commission Junction, LinkShare, Share a Sale and Direct Track. KowaBunga! positions itself among these competitors by providing solution-based products for a full spectrum of clients, from the do-it-yourself market to large clients seeking customized software and managed services tied to affiliate networks.

The competitive market in which Ozona Online Network operates is vast and it is very difficult to identify individual competitors. Providers range from small firms of one or two people to advertising agencies with very large staffs located in multiple locations nationally and internationally. In order to differentiate itself, the Ozona Online Network provides “single source” solutions. Ozona Online Network is able to evolve a mere idea into a website with the capability to host and manage hardware. By providing an end-to-end solution, Ozona Online Network is able to capture and retain business that a client might have had to work with multiple independent firms to accomplish.

Think Direct Segment

Morex owns and operates the Internet website www.babytobee.com. We believe that Babytobee.com is uniquely positioned in the niche marketing industry as the leader in prenatal and new parent E-mail and postal name marketing. We believe Morex’s competitive first mover advantage presents a barrier to entry into this market. We also believe the development of line extensions and new niches will continue to provide Morex with a distinct competitive advantage.

iLead’s primary competitors include NeWave, Inc. (OnlineSupplier.com; NWWV.OB), Overstock.com (OSTK), and Education Success, Inc. (ESIOffers.com). iLead believes it has a competitive advantage due to the fact that it implements best practices from three unique but related business models (Lead Generation, Home Based Business Training, and Paid Membership Programs) to generate revenue throughout the entire user process (making the purchase of home based business materials, learning the home business program, and implementing fee based tools in carrying out their learned strategy).

Think Advertising Segment

MarketSmart Advertising competes with traditional advertising agencies in seven states and the District of Columbia. MarketSmart Advertising has positioned itself among its competitors by developing long-standing relationships with clients and increasing its business through referrals and new business derived from successful marketing campaigns.  MarketSmart Advertising recently added the services previously offered by MarketSmart Interactive.  These services are being treated as add-on services to the existing products being sold.  We believe the addition of online capabilities to the traditional offline advertising agency will be beneficial in attracting new customers and differentiating ourselves from more traditional agencies.

Web Diversity’s primary competitors include Latitude, The Search Works and Guava. We believe, however, that Web Diversity is well positioned among these competitors because of its long-standing customer relationships, its commitment to provide superior customer service at competitive prices and its global and extensive service offering.

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

Recent Developments

Agreement to Convert Preferred Stock

On December 12, 2006, we entered into separate legal agreements with the holders of $25 million of our Series A Convertible Preferred Stock, pursuant to which each holder agreed to convert all of its shares of preferred stock into an aggregate of 12.5 million shares of our common stock. The $2.00 per share conversion rate was established at the time the preferred stock was purchased by such investors in April 2006. As an inducement to effect the conversions, we issued additional warrants to the converting holders, exercisable for five years, to purchase up to an aggregate of 2,000,005 shares of common stock at an exercise price of $3.05 per share and an aggregate of 1,000,002 shares of common stock at an exercise price of $4.00 per share. The exercise prices and the number of shares underlying the Warrants are subject to adjustment in certain instances. As of February 28, 2007, all of our holders of preferred stock have converted to common stock. As a result, there are no shares of preferred stock outstanding.  Further, we agreed with each converting holder to file, within 60 business days following demand from any holder of the Warrants, a registration statement covering the shares of common stock issuable upon the exercise of the Warrants issued to such holder. If the registration statement is not filed within 60 days after demand or does not become effective within 120 days following such demand, then we may be subject to monetary penalties of up to $500,000 in the aggregate.

Divestiture of Online Dating Properties

On November 10, 2006 we announced a new letter of intent to sell our dating businesses to Mountains West Exploration Inc. The previous letter of intent to sell the dating businesses to Mountains West, issued March 22, 2006, had expired.  On February 9, 2007 we extended the previously announced letter of intent to sell its dating businesses to Mountains West Exploration, Inc until March 30, 2007. We have been unable to come to terms on definitive documents with Mountains West Exploration, Inc. and have therefore decided to end negotiations and focus our attention on expanding and integrating the dating properties into our core businesses.

Employment Agreements

Effective February 16, 2007, we entered into a separation agreement with George Douaire pursuant to which Mr. Douaire ceased serving as the president of our Consumer Services division. We do not believe that the effect of Mr. Douaire’s separation with the Company is material to us. Mr. Douaire is prohibited from competing with the Company for one year.

Employees

As of March 22, 2007 we employed, through our operating subsidiaries, 254 persons. None of these persons are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

Item 1A.

RISK FACTORS

An investment in our common stock involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment.  In evaluating our business, prospective investors should carefully consider the following risk factors.

We are subject to risks frequently encountered by companies in the Internet marketing and advertising industry. Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet marketing and advertising industry. These risks include the need to:

•   attract new clients and maintain current client relationships;
•   achieve effective advertising campaign results for our clients;
•   continue to expand the number of services and technologies we offer;
•   successfully implement our business model, which is evolving;
•   respond to pricing pressure in some of our lines of business;
•   maintain our reputation and build trust with our clients; and
•   identify, attract, retain and motivate qualified personnel.

If we do not successfully address these risks, our business could suffer.

Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

•   addition of new clients or loss of current clients;
•   seasonal fluctuations in advertising spending;
•   timing variations on the part of advertisers with regard to implementing advertising campaigns;
•   changes in the availability and pricing of advertising space;
•   timing and amount of our costs;
•   costs related to any possible future acquisitions of technologies or businesses;
•   changes in revenue contribution by our business lines, which historically have had varying operating margins; and
•   timing in the completion of web development projects or in the recognition of revenue on those projects.

Our limited operating history and relatively new business model in emerging and rapidly evolving markets make it difficult to evaluate our future prospects.  We have only a limited operating history and have lost money during four of the last six years ended December 31, 2006.  There is no assurance we will generate net income in future periods.  Failure to generate net income could have a material adverse effect on the trading price of our common stock.

We may be unable to successfully integrate acquired businesses or manage the growth of these businesses.  Since 2002, we have acquired a total of fourteen companies.  There is no assurance we will be able to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential. Failure to successfully integrate acquired businesses could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our Success Depends On Our Ability To Continue and Expand Relationships With Other Internet Media Content, Advertising And Product Providers. The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. Advertising providers allow us to generate advertising revenue from our and our affiliates’ websites, as well as profit sharing arrangements for joint effort marketing programs. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become more competitive. This competitive environment might prevent us from satisfactorily executing profit generating advertising and joint effort marketing programs in the future. This competitive environment may also prevent us from providing content and product and service providers from marketing their products and services through our or our affiliates’ websites. If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations.

If we are unable to successfully restructure or amend our loan agreement with Wachovia Bank, N.A., we may be in default of the terms thereof. Our loan agreement with Wachovia Bank, N.A.(Wachovia) contains a covenant prohibiting us from distributing more than fifty percent of our net income as a dividend and a covenant requiring the minimum net worth amount for any fiscal quarter following the closing date shall exceed the minimum net worth for the immediately preceding fiscal quarter by an amount equal to or greater than $1.00. As noted above, we have lost money during four of the last six years ended December 31, 2006 and there can be no assurance that we will generate sufficient net income such that the payment of dividends on the preferred stock, which we were required to make under the terms of the preferred stock until December of 2006, would not cause a violation of the dividend covenant under the loan agreement. Nor can we assure you that we will be able to generate net worth to meet the minimum net worth covenant. Although we do not believe that Wachovia will object to the violation of these loan covenants there is no assurance that we will receive a formal waiver or otherwise be able to negotiate an acceptable amendment to our loan agreement with Wachovia. Failure to obtain a waiver or an acceptable amendment could cause us to be in default under the Wachovia loan documents entitling Wachovia to exercise its remedies under the documents, including, but not limited to, accelerating all amounts due under the loan documents and prohibiting us from drawing any further amounts under the line of credit, all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

 We have agreed, and may agree in the future, to pay additional amounts in connection with acquisitions.  As part of the agreements to acquire certain of our operating subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfy certain financial hurdles.  As of December 31, 2006, the cash portion of these potential contingent payments totaled approximately $14.375 million. There is no assurance that we will have cash available to pay these amounts if these financial hurdles are satisfied.  Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, all of which may have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Growth of our business depends upon increased adoption of the Internet as a means for commerce.  The growth of our business depends heavily on the continued use and acceptance of the Internet as a means for commerce.  If commercial use of the Internet does not continue to grow, or grows more slowly than expected, our business and prospects would be seriously harmed.  Individuals and businesses may reject the Internet as a viable commercial medium or marketing tool.  Failure of the Internet to grow as a means of commerce would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We need to attract and retain a large number of paying members on an ongoing basis.  Our online dating business and portions of our Direct segment must attract and retain a large number of paying members.  To do so, we must continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services.  There is no assurance we will have the resources, financial or otherwise, required to enhance or develop services.  Further, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and may fail to attract new registrants.  Failure to enhance or develop services or to respond to the needs of our members in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our member acquisition costs may increase significantly.  The member acquisition costs of our online dating and direct marketing businesses depend in part upon our ability to purchase advertising at a reasonable cost.  Advertising costs vary over time, depending upon a number of factors, some of which are beyond our control.  Historically, we have used online advertising as the primary means of marketing our services.  In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust.  We may not be able to pass these costs on in the form of higher user fees.  Continuing increases in advertising costs could thus have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business must keep pace with rapid technological change to remain competitive.  Our business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands.  We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services.  Introducing new technology into our systems involves numerous technical challenges, requires substantial amounts of capital and personnel resources, and often takes many months to complete.  We may not successfully integrate new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites.  Technology, once integrated, may not function as expected.  In addition, the number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years.  The lower resolution, functionality and memory currently associated with mobile devices makes the use of our online dating services through mobile devices more difficult and generally impairs the member experience relative to access via desktop and laptop computers.  Failure to attract and retain a substantial number of mobile device users to our services, or failure to develop services that are more compatible with mobile communications devices, or failure to generally keep pace with the rapid technological change could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our services may be interrupted due to problems with our servers, our network hardware and software, or our inability to obtain network capacity.  The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Internet users, advertisers, members and e-commerce partners to our websites and to convert members to subscribers.  We have experienced occasional system interruptions as a result of unexpected increases in usage.  We cannot assure you we will not incur similar or more serious interruptions in the future.  An unexpected or substantial increase in the use of our websites could strain the capacity of our systems, which could lead to a slower response time or system failures.  Any slowdowns or system failures could adversely affect the speed and responsiveness of our websites and would diminish the experience for our members and visitors.  Further, if usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant.  Any system failure that causes an interruption in service or a decrease in the responsiveness of our websites could reduce traffic on our websites and, if sustained or repeated, could impair our reputation and the attractiveness of our brands all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.  Furthermore, we rely on many different hardware and software systems.  Failure of these systems or inability to rapidly expand our transaction-processing systems and network infrastructure in response to a significant unexpected increase in usage could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

The failure to establish and maintain affiliate agreements and relationships could limit the growth of business.  We have entered into, and expect to continue to enter into, arrangements with affiliates to increase our member base, increase traffic to our websites and enhance our brands.  If any of the current agreements are terminated, we may not be able to replace the terminated agreement with an equally beneficial arrangement.  We cannot assure you that we will be able to renew any of our current agreements when they expire on acceptable terms, if at all.  We also do not know whether we will be successful in entering into additional agreements or that any relationships, if entered into, will be on terms favorable to us.  Failure to establish and maintain affiliate agreements and relationships could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business relies on a number of third-party providers, and their failure to perform or termination of our relationships with them could harm our business.  We rely on third parties to provide important services and technologies to our online dating business, including Internet services providers and credit card processors.  In addition, we license technologies from third parties to facilitate our ability to provide our services.  Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies.  Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

We depend on credit card processing for a majority of our membership programs, to include but not be limited to Visa, Mastercard, American Express, and Discover. Significant changes to the merchant operating regulations, merchant rules and guidelines, card acceptance methods and or card authorization methods could significantly impact our revenues. Additionally our membership programs are accepted under a negative option billing term, change in regulation of negative option billing could significantly impact our revenue.

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

Our business may incur liability for information retrieved from or transmitted through its websites or websites linked to it.  Because our business publishes or makes various information available on its websites or though linked websites, we may be sued for, or incur liability related to, defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or other legal claims.  Our business also offers email services subjecting us to liabilities or claims relating to unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service.  Our insurance does not specifically provide coverage for liability or expenses for these types of claims or losses.  Liability or expense relating to these types of claims could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business could be significantly impacted by the occurrence of natural disasters such as hurricanes and other catastrophic events.  The data center for our online dating business and Network segment is located in Clearwater, Florida and is therefore susceptible to damage from hurricanes or other tropical storms.  Although we believe we have adequate backup for this data in a secure location, we may not be able to prevent outages and downtime caused by these storms or other events out of our control, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We must continually seek new members to maintain or increase our current level of revenue.  Internet users, in general, freely navigate and switch among a large number of websites.  We cannot assure you that we will be able to add more members than we lose each month.  Failure to increase our membership on a cost-effective basis could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We may incur liability if we fail to adequately protect personal information.  Our business handles personally identifiable information pertaining to our members and visitors residing in the United States as well as foreign countries.  Many jurisdictions have adopted privacy, security, and data protection laws and regulations intended to prevent improper use and disclosure of personally identifiable information.  In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for failure to comply.  These laws, which are subject to change and may be inconsistent, may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our future growth depends on our ability to retain certain key personnel.  Our ability to grow depends on our ability to retain certain key personnel, including Scott P. Mitchell, our president and chief executive officer.  On May 12, 2006, following the resignation of Mr. Gerard M. Jacobs as our chief executive officer, we appointed Mr. Mitchell to the position of chief executive officer.  Although we do have an employment agreement with Mr. Mitchell, we could be required to spend significant time, attention and money in finding his replacement should he no longer be employed by us and there is no assurance we would be able to find a similarly qualified replacement which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

The terms and conditions of any acquisition could require us to take actions that would not require your approval.  We may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock to complete future acquisitions.  Not all of these actions would require your approval even if these actions dilute your economic or voting interest as a shareholder.

We have not paid dividends to our common shareholders since our inception and do not expect to do so in the foreseeable future.  We have never paid dividends on our common stock and have no plans to do so for the foreseeable future.  We presently anticipate that all earnings, if any, will be retained to develop our business and acquire additional companies and assets.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.  Under generally accepted accounting principles in the United States of America, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our segments. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.  We have in the past and may in the future acquire additional companies, products or technologies. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include:

•

difficulty in assimilating the operations and personnel of the acquired company;

•

difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•

difficulty in maintaining controls, procedures and policies during the transition and integration;

•

disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•

difficulty integrating the acquired company's accounting, management information, human resources and other administrative systems;

•

inability to retain key technical and managerial personnel of the acquired business;

•

inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•

inability to achieve the financial and strategic goals for the acquired and combined businesses;

•

incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•

potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of technology or products;

•

potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial contingencies, among other things;

•

incurring significant exit charges if products acquired in business combinations are unsuccessful;

•

potential inability to assert that internal controls over financial reporting are effective;

•

potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•

 potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings

Mergers and acquisitions of high technology companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges. We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in the accounting principles are as follows:

•

accounting for stock-based compensation;

•

accounting for income taxes; and

•

accounting for business combinations and related goodwill

In particular, in the first quarter of fiscal 2006, we adopted SFAS 123R which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The adoption of SFAS 123R had a significant adverse effect on our reported financial results. It will continue to significantly adversely affect our reported financial results and may impact the way in which we conduct our business. Please refer to Notes 1 and 10 of our Notes to Consolidated Financial Statements for further information regarding the adoption of SFAS 123R.

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery. Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline. During the Fourth Quarter of Fiscal 2006 we recognized a decline in our email marketing revenue due to the factors mentioned above, and may continue experience declines despite our best efforts to maintain “Best Practices” in the execution of our email business.

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

Item 2.

DESCRIPTION OF PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Think Partnership Inc. during 2006. We lease or sublease all of these properties. All properties are leased under operating leases. Such leases expire at various times through 2014. The annual base rent expense for all facilities is currently approximately $1.16 million and is subject to annual adjustments.

Location	Approximate Square Footage	Use
Network Segment
303 West Main Street, Freehold, NJ 07728	1,140	Service and Marketing
962 N. Newburgh Rd, Westland, MI 48185	5,600	Product development, Service and Marketing
300 West 19th Terrace, Kansas City, MO 64108	6,430	Product development
28050 US 19 North, Clearwater, FL 33761	3,050	Product development
Direct Segment
437 East 1000 South, Pleasant Grove, UT 84062	2,800	Service and Marketing
701 N. Green Valley Pkwy, Henderson, NV 89074	150	Service and Marketing

15 Woodfield Road, Pomona, NY 10970	2,000	Service and Marketing
909 3rd Avenue, New York, NY 10022	150	Service and Marketing
18 Elizabeth Street, Bethel, CT 06801	1,000	Service and Marketing
Advertising Segment
300 Perimeter Park Dr, Morrisville, NC 27560	30,970	Service and Marketing
20 Church Street, Twickenham, Middlesex, UK	1,500	Service and Marketing
18/F 1 Harbor View Ct, Central Hong Kong	200	Service and Marketing
Consumer Services Segment
28050 US 19 North, Clearwater, FL 33761	1,882	Product development, Service and Marketing
2914 Falkenburg Rd, Riverview, FL 33569	2,700	Service and Marketing
10335 178 Street, Edmonton, Alberta T5S 1R5, Canada	6,430	Product development, Service and Marketing
19501 North East 10th Ave, Miami, FL 33179	1,060	Service and Marketing
Corporate
28050 US Highway 19 North
Clearwater, FL 33761	4,600	Administration

In general, all facilities are in good condition and are currently adequate for the Company’s needs.

Item 3.

LEGAL PROCEEDINGS

None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on October 19, 2006. At the meeting, our stockholders elected the following directors:  Scott P. Mitchell, Robert T. Geras, George Mellon, Joshua Metnick and Patrick W. Walsh. Our stockholders also (i) ratified the appointment of our independent registered accountant, Blackman Kallick Bartelstein, LLP, (ii) approved the issuance of common stock that may be issued as additional earnout consideration in connection with the acquisition of Vintacom Holdings, Inc., (iii) approved the issuance of shares of common stock that may be issued as additional earnout consideration in connection with the acquisition of Morex Marketing Group, LLC., (iv) approved the issuance of shares of common stock that may be issued as additional earnout consideration in connection with the acquisition of Litmus Media, Inc.,and (v) approved the issuance of shares of common stock that may be issued as additional earnout consideration in connection with the acquisition of iLEAD Media, Inc.

The following table states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted upon.

Matter	For	Against/Withheld	Abstain
Directors:
Scott P. Mitchell	42,514,244
Robert T. Geras	42,939,988
George Mellon	42,507,984
Joshua Metnick	42,935,788
Patrick W. Walsh	41,999,488
Blackman Kallick Bartelstein, LLP	42,003,270	1,115,006	100
Additional potential shares for Vintacom	24,537,103	2,006,568	528,127
Additional potential shares for Morex	24,536,018	2,007,653	528,127
Additional potential shares for Litmus	24,537,153	2,006,518	528,127
Additional potential shares for iLead	24,537,753	2,005,918	528,127

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is listed on the American Stock Exchange under the symbol “THK”. Prior to March 3, 2005, our common stock was quoted on the National Association of Securities Dealers Electronic Bulletin Board (OTCBB) under the symbol “CGIH.OB”. On March 21, 2007 the high and low sales prices for our common stock were $2.64 and $2.47 per share on the AMEX. Set forth below are the high and low sales prices for our common stock for each quarter during the last two years as quoted on the OTCBB or listed by the AMEX, as applicable.

Period Ended	High Sales Price	Low Sales Price
Quarter Ended December 31, 2006	3.60	1.90
Quarter Ended September 30, 2006	2.35	1.67
Quarter Ended June 30, 2006	2.49	1.50
Quarter Ended March 31, 2006	2.50	1.71

Quarter Ended December 31, 2005	2.97	1.40
Quarter Ended September 30, 2005	3.19	1.57
Quarter Ended June 30, 2005	4.75	1.92
Quarter Ended March 31, 2005	6.05	4.20

All prices listed herein for the OTCBB market reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 22, 2007, we had 230 record holders of our common stock. Since inception, we have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

The following table presents certain information, as of December 31, 2006, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	1,785,000	$2.15	8,215,000
Equity compensation plans not approved by security holders	2,307,982	$1.35	0
Total	4,092,982	$1.70	8,215,000

* On March 14, 2006, our shareholders approved our 2005 Long-Term Incentive Plan pursuant to which we may grant options, restricted stock and other stock-based awards with respect to up to 10,000,000 shares of our common stock.

Recent Sales of Unregistered Securities

The following sets forth securities sold by us in the last fiscal year without registration under the Securities Act and which we have not previously disclosed. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a substantially limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case, the company did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

1.

On November 3, 2006, we issued 50,000 shares of common stock to Marc Camphaug pursuant to the exercise of warrants at $0.15 per share.

2.

On December 15, 2006, we issued 50,000 shares of common stock to Marc Camphaug pursuant to the exercise of warrants at $0.15 per share.

Item 6.

SELECTED FINANCIAL DATA

The following selected consolidated financial are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2006	2005	2004	2003	2002
Operations:
Revenue	$71,882,328	$40,440,729	$17,621,100	$5,781,946	$4,053,222
Gross profit	44,189,414	26,586,866	13,529,161	4,804,499	2,212,139
Income (Loss) from continuing operations	1,405,057	33,354	2,837,781	(701,930)	(2,553,079)
Net income(loss) (*)	565,191	(3,621)	1,773,988	(665,016)	(2,468,741)
Net (loss) income per common share(*)
Basic	(0.20)	0.00	0.07	(0.04)	(0.15)
Diluted	(0.20)	0.00	0.06	(0.03)	(0.15)
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00
Financial position:
Total Assets	120,397,139	57,494,319	32,404,542	3,700,347	2,430,838
Long Term Debt	11,738,205	7,471,077	394,066	697,064	114,900
Redeemable Preferred	3,859,785	0	0	0	0

* In fiscal 2006, net income and net income per share includes the impact of SFAS 123R stock-based compensation charges.  2004, 2005 and 2006 include the results of all acquisitions from the respective dates of acquisition.  Refer to the Notes to our Consolidated Financial Statements.  Net income per common share includes dividends paid to preferred shareholders and accretion of convertible preferred stock in 2006.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 13 and elsewhere in this annual report or in any supplement we may file. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K.

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class marketing and technology solutions to businesses and individuals. Our business is organized into four segments:  Network, Direct, Advertising and Consumer Services.

We were incorporated in the State of Nevada in October 1987. As of March 22, 2007 we employed, through our operating subsidiaries, 254 persons. Our principal executive offices are located at 28050 US 19 North, Suite 509, Clearwater, Florida 33761. Our telephone number is (727) 324-0046. The address of our website is www.thinkpartnership.com.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories, goodwill and amortizable intangibles and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our financial statements:

We recognize revenues in accordance with the following principles with respect to our different business services:

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.”  Under SAB, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Network Segment

Affiliate Network - consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we recognize revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. Revenue is recognized when the related services are performed.

Search Network - In accordance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent, the company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Revenue from company owned networks are based on a “per click” basis and is recognized once the action is taken.

Affiliate Software - We recognize revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in our accounts receivable.

Hosting Arrangements – We recognize revenue through a monthly hosting fee and additional usage fees as provided.

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

List Management Services - Substantially all of our revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with EITF Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

Advertising Segment

Search Engine Enhancement Services - Prior to September 2005, we recognized revenue in the period that it was deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract. Beginning in October 2005, we began selling the services previously packaged as separate products in our Search Engine Enhancement business, and now treat each product as a separate deliverable in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” As such, each deliverable is treated as a separate product or deliverable. We, therefore, recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

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

•

In accordance with EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted (i.e. not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price because the consideration is unrelated to continuing employment with us and is allocated to goodwill.

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

•

Prior to January 1, 2006, we accounted for employee stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of compensation cost for employee stock-based awards based upon fair value over the requisite service period for awards expected to vest. Furthermore, under SFAS 123R, liability based awards are recorded at fair value through to their settlement date.

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

•

The terms and features of the freestanding warrants and registration rights were evaluated under the guidance for equity classification set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to a Company’s Own Stock” and EITF Issue No. 05-04, “The Effect of a Liquidating Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19.” For purposes of this evaluation, we elected to consider the warrants and registration rights on a combined basis (View A; EITF Issue No. 05-04). As a result, we concluded that the combined arrangement did not rise to an uneconomic settlement. In addition, all other indicators of equity provided in EITF Issue No. 00-19 were present. Therefore, the warrants were afforded equity classification.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents as of December 31, 2006 and 2005 were approximately $3.0 million and $2.6 million, respectively. Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. Our cash deposits exceeded FDIC-insured limits by approximately $3.1 million at various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of December 31, 2006, the cash portion of these potential contingent payments totaled approximately $14.375 million which, if and to the extent earned, will likely become payable starting the first quarter of 2008 through the first quarter of 2009. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association. Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. As of December 31, 2006 we had $11.7 million due under the revolving credit note. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. As of December 31, 2006 we had $208,333 outstanding under the term note. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets. We used a portion of the proceeds from our preferred stock offering to repay approximately $14.7 million due to Wachovia on the revolving credit note. We also used $10.5 million from the line of credit to fund the cash portions of certain acquisitions during the year.

On April 5, 2006, we completed the sale of 26,500 shares of $1,000 stated value Series A Convertible Preferred Stock (liquidation preference $33.1 million) and warrants to purchase 5.3 million shares of our common stock for gross proceeds of $26.5 million ($24.7 million, net of direct financing costs). Pursuant to the Certificate of Designations, Series A Convertible Preferred Stock is convertible into shares of our common stock at a fixed conversion rate of $2.00 and, if not converted by March 20, 2008, is redeemable for cash of $2.00 per share. Series A Convertible Preferred Stock is also redeemable for cash upon a change in control and certain other events at an amount equal to 110% of the greater of (i) the stated value or (ii) the number of indexed shares at the closing market price on the date of the redemption triggering event. The Series A Convertible Preferred Stock is non voting and carries a 10% cumulative dividend feature, reduced to 6% upon the registration of the underlying shares, which were registered on August 1, 2006.

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

On August 31, 2006, 1,500 Shares of Series A Convertible Preferred Stock were converted to 750,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put was allocated to common stock and additional paid in capital.

During December 2006, 20,000 Shares of Series A Convertible Preferred Stock were converted to 10,000,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put was allocated to common stock and additional paid in capital.  The remaining 5,000 Shares of Series A Convertible Preferred Stock were converted on February 28, 2007.  As an inducement to convert the last 25,000 Shares we issued 2.0 million warrants to purchase our Common Stock at a price of $3.05 per share and 1.0 million warrants to purchase our Common Stock at a price of $4.00 per share.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash provided by operating activities for the twelve months ended December 31, 2006 of approximately $1.7 million consisted primarily of net profit of approximately $0.6 million adjusted for non-cash items of $6.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based expenses, deferred income taxes and approximately $5.0 million used by working capital and other activities. Cash provided by operating activities for the twelve months ended December 31, 2005 of approximately $0.2 million consisted primarily of a net income of approximately $0.00 million adjusted for non-cash items of approximately $2.8 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and deferred income taxes, and approximately $2.6 million used by working capital and other activities.  Cash provided by operating activities for the twelve months ended December 31, 2004 of approximately $2.6 million consisted primarily of a net income of approximately $1.8 million adjusted for non-cash items of approximately $1.9 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and deferred income taxes, and approximately $1.1 million used by working capital and other activities.

We used cash in investing activities during the twelve months ended December 31, 2006, 2005 and 2004. During the twelve months ended December 31, 2006, 2005 and 2004, we used approximately $1.5 million, $1.7 million and $1.2 million, respectively, to acquire fixed assets. We also used approximately $27.0 million to fund acquisitions during the twelve months ended December 31, 2006 while we used approximately $19.3 million and received approximately $0.5 million for the twelve months ended December 31, 2005 and 2004, respectively, for acquisitions. An additional $2.0 million was used for other investing activities including potential acquisitions and the acquisition of databases during the twelve months ended December 31, 2006 versus approximately $0.3 million and $0.00 for the same periods in 2005 and 2004, respectively.

We generated approximately $29.2 million in cash from financing activities during the twelve months ended December 31 2006, as compared to approximately $6.5 million and $15.0 million for the same periods in 2005 and 2004, respectively.  Sources of cash from financing activities in 2006 included proceeds of approximately $4.3 million from net draws on our line of credit with Wachovia and proceeds from an installment notes totaling $2.5 million.  In 2005 and 2004 we received net proceeds from our line of credit of approximately $7.4 million and $0, respectively.  Net proceeds from equity transactions were approximately $24.9 million, ($0.1) million and $17.1 million for the twelve months ended December 31, 2006, 2005 and 2004 respectively. These amounts were offset by principal repayments of approximately $2.8 million, $0.8 and $2.4 million for the twelve months ended December 31, 2006, 2005 and 2004 respectively.  We also incurred preferred dividends of approximately $1.1 million during the twelve months ended December 31, 2006.  Also, during 2006, the Company received tax savings of approximately $1.4 million in connection with the exercise of stock options.

Since 2002 we have acquired a total of fourteen companies which now serve as the platform for all of our business operations. We anticipate continuing to acquire companies that we believe will strategically fit into our business segments and to grow by expanding our current operations. We expect that we will incur future capital expenditures relating to this growth.

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
Net cash provided by operating activities	$1,687,748	$239,221	$2,575,568
Net cash used in investing activities	($30,473,293)	($21,326,279)	($678,446)
Net cash provided by financing activities	$29,211,970	$6,535,652	$14,951,549

Results of Operations

This section describes and compares our results of operations for the twelve months ended December 31, 2006, 2005 and 2004.

Operating Revenues

Operating revenues by business segment are presented below.

Revenue By Industry Segment
Segment	2006	2005	% Change
Network	$16,657,495	$5,071,544	228%
Direct	17,665,863	--	--
Advertising	25,309,540	27,117,595	-7%
Consumer	12,947,639	8,713,538	49%
Elimination	(698,209)	(461,948)	51%
Total	$71,882,328	$40,440,729	78%

Twelve Months Ended December 31, 2006 and 2005

Revenue for the twelve months ended December 31, 2006 increased approximately $31.4 million to approximately $71.9 million from the same period in the prior fiscal year. Revenue from our Network segment increased approximately $11.6 million to approximately $16.7 million from the same period last year. The acquisitions of Litmus Media, Inc. contributed approximately $7.0 million in revenue during the current year. The remaining growth was due to increased revenue derived from our affiliate networks and affiliate software licensing. Revenue from our Direct segment contributed approximately $17.7 million during the twelve months ended December 31, 2006. We entered this segment in January 2006 with the acquisition of Morex Marketing Group, LLC and expanded further in May with the acquisition of iLead Media, Inc. Revenue from our Advertising segment decreased by approximately $1.8 million during the twelve months ended December 31, 2006, compared to the same period last year. In our Advertising segment, revenue from search engine enhancement services decreased by approximately $8.8 million during 2006 as compared to 2005. This was offset by increased revenue from the addition of Web Diversity Ltd. in April 2006 of approximately $6.2 million and increased revenue from our advertising agency of approximately $0.8 million in 2006 as compared to 2005.  Revenue from search engine enhancement services has continued to decline due to increased competition and low barriers to entry. Revenue from our Consumer Services segment increased approximately $4.2 million to approximately $12.9 million from the same period last year. Revenue from this segment increased due to the addition of three companies in 2005 which contributed approximately $5.5 million of revenue in 2006. This was offset by a decrease in revenue at our Cherish division of approximately $1.3 million.

Gross Profit

Gross profits by business segment are presented below.

Gross Profit By Industry Segment
	2006		2005
Segment	Amount	Percent of revenue	Amount	Percent or revenue
Network	$11,485,886	69%	$4,636,160	91%
Direct	11,456,127	65%	-
Advertising	10,659,507	42%	15,499,063	57%
Consumer	11,049,461	85%	6,913,591	79%
Elimination	(461,567)	n/a	(461,948)	n/a
Total	$44,189,414	61%	$26,586,866	66%

The gross profits for the twelve months ended December 31, 2006 were approximately $44.2 million, 61% of sales. In contrast the gross profits for the equivalent period in 2005 were approximately $26.6 million, 66% of sales. During the past year our gross profit percentages have been changing as each of our acquisitions have different costs structures. Our Network segment had gross profits of $11.5 million, 69% of revenue, and $4.6 million, 91% of revenue, for the twelve months ended December 31, 2006 and 2005, respectively. The change was due to an acquisition in this segment that was completed in April of 2006. We expect the gross margin to stabilize and be more in line with the current year going forward. Our gross profit for our Direct segment was $11.5 million, or 65% of revenue. We were not in this segment in 2005. Our Advertising segment had gross profit of $10.7 million, 42% of revenue, and $15.5 million, 57% of revenue, for the twelve months ended December 31, 2006 and 2005 respectively. This segment has undergone a significant change in revenue mix over the past twelve months as was noted above. Revenue from search engine enhancement services has decreased by approximately 50% from the prior year. We have historically realized higher gross margins from these services. Due to this shift our gross margin percentage has decreased as revenue shifts to services and products with lower gross margins. We expect this to continue as these types of services become a minimal part of our business.  Our Consumer Services had gross profit of $11.0 million, or 85% of revenue, and $6.9 million, or 79% of revenue, for the twelve months ended December 31, 2006 and 2005, respectively. Gross profit margins in our Consumer Services segment have increased slightly during the year due to the acquisition of Vintacom in December of 2005.  We expect the gross margin to remain consistent in 2007.

Selling, general and administrative expenses were approximately $39.1 million, 54% of sales for the twelve months ended December 31, 2006. For the same period last year, these expenses totaled approximately $24.9 million, 62% of sales. Our payroll related costs allocated to selling, general and administrative expenses were approximately $21.0 million for 2006, or 29% of revenue, as compared to approximately $14.7 million or 36% of revenue for 2005.  We have had many other changes in the composition of our selling, general and administrative expenses over the last twelve months. We currently report revenue for two of our operating subsidiaries net of costs as an agent. Due to this reporting, our selling, general and administrative expense percentage will be higher for these entities and, therefore, has the effect of increasing these expenses as a percentage of revenues.  Additionally, our corporate overhead costs increased by approximately $2.0 million during 2006 as compared to 2005. The increase in corporate overhead resulted primarily from increased legal and accounting fees associated with certain acquisitions that did not close, preparation of certain financial statements required for securities filings including our registration statement on Form SB-2, increased corporate payroll expenses, and fees incurred regarding the restatement of our financial statements. Professional fees increased by approximately $0.9 million in 2006 as compared to 2005.  We expect certain of these costs to decrease going forward. Further, corporate overhead increased due to our implementation of FAS 123R in the first quarter of 2006 which resulted in our expensing certain stock based compensation that was previously only a footnote disclosure.

Net (Loss) Income Applicable to Common Stockholders

Net loss applicable to common stockholders decreased from a net loss of approximately $3,600 for the twelve months ended December 31, 2005 to net loss applicable to common shareholders of approximately $9.7 million for the twelve months ended December 31, 2006. The decrease was primarily attributable to a one time charge for warrants issued to preferred shareholders as an inducement to convert their position to common stock, preferred stock dividends and accretion.  The one time charge for warrants issued was approximately $6.0 million.   The value of the warrants was calculated using the Black-Scholes model.  The increase in redeemable preferred stock dividends was approximately $1.4 million and accretion of redeemable preferred stock of approximately $2.8 million.  These charges will not be incurred in 2007. We also incurred additional stock-based compensation expense of approximately $0.3 million due to the adoption of SFAS 123R in 2006.  Other income increased by approximately $660,000 during 2006 as compared to 2005.  This increase consisted of approximately $280,000 associated with the fair value adjusted for derivatives, approximately $90,000 associated with gains realized from the sale of stock received as payment for services and approximately $250,000 received as part of the break up fee from the divestiture of our online dating properties.

Twelve Months Ended December 31, 2005 and 2004

Revenue By Industry Segment
Segment	2005	2004	% Change
Network	$5,071,544	$--	n/a
Direct	--	--	n/a
Advertising	27,117,595	15,223,527	78%
Consumer	8,713,538	2,397,573	263%
Elimination	(461,948)	--	n/a
Total	$40,440,729	$17,621,100	130%

Revenue for the fiscal year ended December 31, 2005 increased 130% to approximately $40.4 million from the prior fiscal year. Revenue from our Advertising segment increased from approximately $15.2 million to approximately $27.1 million during this period. This increase was due to two factors, revenue from search engine optimization and pay per click increased approximately $2.4 million and the acquisition of MarketSmart Advertising, Inc. contributed approximately $9.5 million of revenue during the year. Revenue from our Consumer Services segment increased 263% from approximately $2.4 million in 2004 to approximately $8.7 million in 2005. This increase was due to having a full year activity in our online dating subsidiary and the addition of our online education division in July of 2005. During 2005 we also acquired three companies in our Network segment which produced revenue of approximately $5.1 million. We expect to continue to grow as we expand our current businesses and acquire and integrate new businesses.

Gross Profit By Industry Segment
	2005		2004
Segment	Amount	Percent	Amount	Percent
Network	$4,636,160	91%	$--	--
Direct	-	--	--	--
Advertising	15,499,063	57%	11,867,147	78%
Consumer	6,913,591	79%	1,662,014	69%
Elimination	(461,948)	100%	--	--
Total	$26,586,866	66%	$13,529,161	77%

The gross profits for the fiscal year ended December 31, 2005 were approximately $26.6 million, or 66% of revenue. In contrast the gross profits for the equivalent period in 2004 were approximately $13.5 million, or 77% of revenue. The decrease in our gross profit as a percentage of revenues was due to a variety of factors all of which were acquisition related. During 2005 we completed seven acquisitions, one in our Advertising segment, three in our Network segment and three in our Consumer Services segment. Each of these acquisitions had an effect on our gross profit margins. Our Advertising segment was the major cause of the decrease in gross profit percentage. This segment showed a decrease in gross profit percentage from 78% of sales in 2004 to 57% for the year ended December 31, 2005. The majority of this was due to the acquisition of MarketSmart Advertising, Inc. in January 2005. MarketSmart Advertising is a traditional off-line advertising Company which has a historical gross profit percentage of approximately 30%. Also, our MarketSmart Interactive, Inc. subsidiary had a 6% decrease in its gross profit margin due to increased staffing levels to service its clients. Gross profit in our Consumer Services segment increased from approximately $1.7 million, 69% of revenue, in 2004 to approximately $6.9 million, 79% in 2005.  These margins increased due to three acquisitions during 2005.

Selling, general and administrative expenses were approximately $24.9 million, 62% of revenue, for the year ended December 31, 2005. For the year ended December 31, 2004, these expenses totaled approximately $10.6 million, 60% of revenue. Corporate overhead increased from $376,948, 2.1% of revenue in 2004 to approximately $2.55 million, 6.3% of revenue in 2005. The majority of this increase was due to increased legal and accounting fees resulting from the restatement of our financial statements. We expect to reduce our general and administrative expenses as we expect a decline in our professional fees in 2006 and as we expand our current businesses and acquire and integrate new businesses.

Amortization expense increased to approximately $1.55 million, 3.8% of revenue in 2005 from approximately $0.1 million, 0.6% of revenue in 2004. This was a direct result of the seven acquisitions that occurred during 2005. We expect this trend to continue as we amortize purchased intangibles over their estimate lives.

Our net income for the year ended December 31, 2005 was a loss of approximately $3,600 compared to income of approximately $1.8 million for the year ended December 31, 2004. Basic earnings per common share for the year ended December 31, 2005 were $0.00 versus $0.07 for the year ended December 31, 2004. Fully diluted earnings per share for the year ended December 31, 2005 was $0.00 versus $0.06 for the year ended December 31, 2004. The decrease in our earnings per share was due to many of the factors listed above including a substantial increase in the amortization of purchased intangibles and corporate overhead.

Contractual Obligations

	Payments due by period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Debt Obligations	$11,983,864	$246,539	$11,737,325	$0	$0

Operating Lease Obligations	$3,134,477	$796,485	$1,073,243	$619,747	$645,002

Series A Redeemable Preferred *	$5,000,000	$0	$5,000,000	$0	$0

* All of the Series A Redeemable Preferred shares have been converted as of March 25, 2007.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the year, we consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had four operating segments as of December 31, 2006: network, direct, advertising and consumer services.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, gross profit, operating profit and total assets for all reportable segments.  The “corporate” category in the “Income from Operations by Industry Segment” table consists of corporate expenses not allocated to any segments.  The “corporate” category in the “Total Assets By Industry Segment” table consists of assets that we own that are not otherwise allocated to a particular segment.

Net Revenue by Industry Segment
	2006		2005		2004
Segment	Amount	Percent	Amount	Percent	Amount	Percent
Network	$16,657,495	23.17	$5,071,544	12.54	$0	0.00
Direct	17,665,863	24.58	0	0.00	0	0.00
Advertising	25,309,540	35.21	27,117,595	67.06	$15,223,527	86.39
Consumer	12,947,639	18.01	8,713,538	21.54	2,397,573	13.61
Elimination	(698,209)	(0.97)	(461,948)	(1.14)	0	0.00
Total Revenue	$71,882,328	100.00	$40,440,729	100.00	$17,621,100	100.00

Gross Profit by Industry Segment
Segment	2006	2005	2004
Network	$11,485,886	$4,636,160	$0
Direct	11,456,127	0	0
Advertising	10,659,507	15,499,064	11,867,147
Consumer	11,049,461	6,913,591	1,662,014
Elimination	(461,567)	(461,948)	0
Total	$44,189,414	$26,586,866	$13,529,161

Income from Operations by Industry Segment
Segment	2006	2005	2004
Network	$3,844,410	$451,002	$0
Direct	4,207,995	0	0
Advertising	(902,049)	163,619	2,685,466
Consumer Services	286,745	2,009,744	539,516
Corporate	(5,810,638)	(2,506,745)	(389,625)
Total	$1,626,463	$117,619	$2,835,357

Total Assets by Industry Segment
	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Network	$30,731,419	25.53	$15,661,951	27.24
Direct	48,586,212	40.37	0	0.00
Advertising	14,954,928	12.43	12,551,952	21.83
Consumer Services	24,350,069	20.23	26,761,638	46.55
Corporate	1,774,512	1.44	2,518,778	4.38
Total	$120,397,139	100.00	$57,494,319	100.00

Subsequent Events

Agreement to Convert Preferred Stock

On December 12, 2006, we entered into separate legal agreements with the holders of $25 million of our Series A Convertible Preferred Stock, pursuant to which each holder agreed to convert all of its shares of preferred stock into an aggregate of 12.5 million shares of our common stock. The $2.00 per share conversion rate was established at the time the preferred stock was purchased by such investors in March 2006. As an inducement to effect the conversions, we issued additional warrants (“Warrants”) to the converting holders, exercisable for five years, to purchase up to an aggregate of 2,000,005 shares of common stock at an exercise price of $3.05 per share and an aggregate of 1,000,002 shares of common stock at an exercise price of $4.00 per share. The exercise prices and the number of shares underlying the Warrants are subject to adjustment in certain instances. As of February 28, 2007, all of our holders of preferred stock have converted to common stock. As a result, there are no shares of preferred stock outstanding.  Further, we agreed with each converting holder to file, within 60 business days following demand from any holder of the Warrants, a registration statement covering the shares of common stock issuable upon the exercise of the Warrants issued to such holder. If the registration statement is not filed within 60 days after demand or does not become effective within 120 days following such demand, then we may be subject to monetary penalties of up to $500,000 in the aggregate.

Divestiture of Online Dating Properties

On November 10, 2006 we announced a new letter of intent to sell our dating businesses to Mountains West Exploration Inc. The previous letter of intent to sell the dating businesses to Mountains West, issued March 22, 2006, had expired.  On February 9, 2007 we extended the previously announced letter of intent to sell its dating businesses to Mountains West Exploration Inc until March 30, 2007. We have been unable to come to terms on definitive documents with Mountains West Exploration, Inc. and have therefore decided to end negotiations and focus our attention on expanding and integrating the dating properties into our core businesses.

Employment Agreements

Effective February 16, 2007, we entered into a separation agreement with George Douaire pursuant to which Mr. Douaire ceased serving as the president of our Consumer Services division. We do not believe that the effect of Mr. Douaire’s separation with the Company is material to us.  Mr. Douaire is prohibited from competing with the Company for one year.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates to the fact that some of our debt consists of variable interest rate loans. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 based on debt outstanding at December 31, 2006 and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009
Fixed Rate Debt	$38,206	$37,326	$0
Weighted average interest rate	6.76%	6.77%	0%

Variable rate debt	208,333	0	11,700,000
Weighted average interest rate	7.47%	0%	7.42%

The table above does not reflect indebtedness incurred after December 31, 2006. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 6% of our consolidated costs and expenses are denominated in Canadian Dollars and approximately 8% of our consolidated revenue and costs are denominated in British Pounds. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars, Canadian Dollars and British Pounds. If the Canadian Dollar or British Pound depreciates against the U.S. Dollar, the amount of our foreign income and expenses expressed in our U.S. Dollar financial statements will be affected. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. We currently incur approximately $4.4 million of annual expenses payable in Canadian dollars, if the exchange rate were to change by $0.01 this will cause our net earnings to change by $44,000. We currently generate approximately $9.0 million of income and incur approximately $8.75 million of expenses in British Pounds, the effect of an exchange rate change will have minimal effect on our consolidated profit.

Item 8.

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Think Partnership Inc have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

OTHER INFORMATION

None

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2007.

Item 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2007.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2007.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2007.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2007.

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report

		Page
1.	Financial statements
	• Report of Independent Registered Public Accounting Firm	39
	• Consolidated Balance Sheets December 31, 2006 and December 31, 2005	40
	• Consolidated Statements of Income Years Ended December 31, 2006, 2005 2004	41
	• Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2006, 2005 and 2004	42
	• Consolidated Statements of Cash Flows Years Ended December 31, 2006, 2005 and 2004	43
	• Notes to Consolidated Financial Statements	46
2.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Think Partnership Inc.

We have audited the accompanying consolidated balance sheets of Think Partnership Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Think Partnership Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/ Blackman Kallick Bartelstein, LLP

Chicago, Illinois

March 28, 2007

Think Partnership Inc.

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Current Assets
Cash and Cash Equivalents	$3,031,488	$2,609,114
Restricted Cash	1,164,216	828,804
Accounts Receivable	11,466,681	4,256,879
Allowance for Doubtful Accounts	(68,920)	(33,280)
Notes Receivable – Related Party	0	280,175
Refundable Corporate Income Taxes	715,814	1,526,968
Deferred Tax Asset	0	205,361
Prepaid Expenses and Other Current Assets	856,726	734,544
Total Current Assets	17,166,005	10,408,565
Property And Equipment, Net	4,010,647	3,253,078
Other Assets
Goodwill	79,140,787	32,959,252
Intangible Assets	19,819,652	10,300,248
Other Assets	260,048	573,176
Total Other Assets	99,220,487	43,832,676
Total Assets	$120,397,139	$57,494,319
Liabilities And Shareholders’ Equity
Current Liabilities
Notes Payable – Current Portion	$208,333	$5,262
Notes Payable – Related Party	37,326	429,761
Accounts Payable	6,335,623	3,443,603
Deferred Revenue	2,076,537	2,831,656
Client Prepaid Media Buys	168,002	774,877
Accrued Expenses	1,206,776	1,305,322
Deferred Tax Liabilities	613,965	0
Other Current Liabilities	496,731	3,979
Total Current Liabilities	11,143,293	8,794,460
Long-Term Liabilities	15,930,020	10,052,329
Series A Redeemable Preferred — 26,500 shares authorized, 5,000 issued and outstanding	3,859,785	0
Shareholders’ Equity
Preferred Stock, $.001 Par Value:
Authorized Shares – 5,000,000 – None Issued Or Outstanding	0	0
Common Stock, $.001 Par Value:
Authorized Shares – 200,000,000
Issued Shares – 66,876,794 in 2006 and 38,222,030 In 2005
Outstanding Shares – 64,228,120 In 2006 and 35,722,030 In 2005	66,877	38,222
Additional Paid In Capital	103,055,090	42,375,320
Accumulated Deficit	(12,986,723)	(3,320,016)
Accumulated Other Comprehensive Income	172,678	94,004
Treasury Stock	(843,881)	(540,000)
Total Shareholders’ Equity	89,464,041	38,647,530
Total Liabilities And Shareholders’ Equity	$120,397,139	$57,494,319

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc.

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net Revenue	$71,882,328	$40,440,729	$17,621,100
Cost of Revenue	27,692,914	13,853,863	4,091,939
Gross Profit	44,189,414	26,586,866	13,529,161
Operating Expenses
Selling, General and Administrative	39,111,579	24,922,388	10,585,315
Amortization of Purchased Intangibles	3,451,372	1,546,859	108,489
Income from Operations	1,626,463	117,619	2,835,357
Other Income(Expense)
Interest Income	15,495	78,140	22,164
Interest Expense	(908,439)	(172,704)	(44,603)
Other Income, Net	671,538	10,299	24,863
Income Before Income Taxes	1,405,057	33,354	2,837,781
Income Tax Expense	839,866	36,975	1,063,793
Net Income (Loss)	565,191	(3,621)	1,773,988
Other Comprehensive Income
Unrealized Gain on Securities	78,675	94,004	0
Comprehensive Income	643,866	$90,383	$1,773,988
Net (Loss) Income Per Common Share
Basic(see Note 12)	($0.20)	$0.00	$0.07
Fully Diluted(see Note 12)	($0.20)	$0.00	$0.06

Weighted Average Shares (Basic)	48,722,284	33,809,371	24,332,967
Weighted Average Shares (Fully Diluted)	48,722,284	39,467,062	30,264,304

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc

Consolidated Statement of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Accumulated	Comprehensive	Treasury	Shareholders’
	Shares	Stock	Capital	Deficit	Income	Stock	Equity

Balance, January 1, 2004	20,889,458	$23,389	$5,655,760	($5,090,383)	$0	($540,000)	$48,766

Exercise of Stock Options and Warrants, Net	366,240	366	61,923				62,289

Sale of Common Stock, Net	8,223,563	8,223	20,665,677				20,673,900

Purchase Transactions, Net	2,004,762	2,005	4,274,907				4,276,912

Net Income 2004				1,773,988			1,773,988

Balance, December 31, 2004	31,484,023	$33,983	$30,658,267	($3,316,395)	$0	($540,000)	$26,835,855

Exercise of Stock Options and Warrants, Net	489,711	490	255,204				255,694

Purchase Transactions, Net	3,748,296	3,748	11,461,849				11,465,597

Other Comprehensive Income					94,004		94,004

Net Loss 2005				(3,621)			(3,621)

Balance, December 31, 2005	35,722,030	38,222	42,375,320	(3,320,016)	94,004	(540,000)	38,647,530

Exercise of Stock Options and Warrants, Net	3,857,200	3,857	564,075				567,932

Purchase Transactions, Net	14,047,564	14,048	29,086,498				29,100,546

Warrants and Beneficial Conversion Feature Associated with Redeemable Preferred Stock Placement			5,964,501				5,964,501

Conversions of Redeemable Preferred	10,750,000	10,750	23,219,452				23,230,202

Other Comprehensive Income					78,674		78,674

Stock Based Compensation Expense (FAS123R)			314,113				314,113
							39,001
Other Stock Based Expenses			39,001

Dividends on redeemable preferred				(1,392,861)			(1,392,861)

Accretion of redeemable preferred				(2,849,012)			(2,849,012)

Warrants for Conversion of Preferred				(5,990,025)			(5,990,025)

Tax Benefit of Options Exercised			1,492,130				1,492,130

Treasury Stock Redeemed	(148,674)					(303,881)	(303,881)

Net Income 2006				565,191			565,191

Balance, December 31, 2006	64,228,120	$66,877	$103,055,090	($12,986,723)	$172,678	($843,881)	$89,464,041

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating Activities
Net Income Loss)	$565,191	($3,621)	$1,773,988
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation and Amortization	6,427,826	2,226,462	297,961
Provision for Doubtful Accounts	338,185	646,530	638,769
Deferred Taxes	679,647	(73,788)	872,086
Excess Tax Benefits from Stock-Based Compensation	(1,432,445)	0	0
Stock Based Compensation	314,113	0	0

Other	(242,211)	0	99,626
Change in Operating Assets and Liabilities:
Restricted Cash	207,711	(323,414)	(327,945)
Accounts Receivable	(1,202,860)	(1,668,784)	(2,007,960)
Prepaid Expenses and Other Assets	(216,321)	156,562	(514,534)
Refundable Corporate Income Taxes	811,154	(1,524,588)	0
Accounts Payable	(1,668,777)	1,159,916	167,631
Deferred Revenue	(1,488,427)	(574,714)	518,241
Other Accrued Expenses and Current Liabilities	(1,405,038)	218,660	1,057,705
Net Cash Provided by Operating Activities	1,687,748	239,221	2,575,568

Investing Activities
Purchases of Property and Equipment	(1,468,477)	(1,702,401)	(1,203,136)
Acquisition of Companies, net of cash acquired	(27,035,236)	(19,315,790)	535,995
Purchases of Names Database	(2,362,758)	0	0
Other	393,178	(308,088)	(11,305)
Net Cash Used in Investing Activities	(30,473,293)	(21,326,279)	(678,446)
Financing Activities
Principal Payments Made on Installment Notes	(2,757,445)	(764,250)	(2,337,717)
Proceeds from Installment Notes	2,500,000	0	140000
Net borrowings from Line of Credit	4,268,020	7,361,111	0
Proceeds from Equity Transactions, net of issuance costs	23,700,745	(61,209)	17,149,266
Proceeds from Embedded Put Issuance	1,181,150	0	0
Dividends Paid on Redeemable Preferred	(1,112,944)	0	0
Excess Tax Benefits from Stock-Based Compensation	1,432,445	0	0
Net Cash Provided by Financing Activities	29,211,970	6,535,652	14,951,549
Effect of exchange rate changes on cash and cash equivalents	(4,051)	0	0
Net Cash Change	422,374	(14,551,406)	16,848,671
Cash and cash equivalents Balance, January 1	2,609,114	17,160,520	311,849
Cash and cash equivalents Balance, December 31	$3,031,488	$2,609,114	$17,160,520

Supplemental Information
Interest Paid	$908,439	$172,704	$44,603
Income Taxes (Refunded) Paid	($694,502)	$1,637,816	$174,827

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Non Cash Investing and Financing Activities

On June 4, 2004, the Company entered into an asset purchase agreement in which it issued 100,000 shares of the Company’s common stock valued at $262,500.

On August 19, 2004, the Company purchased the stock of WebCapades, Inc. The purchase was financed by the sale of 2,178,813 shares of common stock for $3,935,604 in a private placement to provide for the $3,500,000 cash portion of the transaction, the issuance of 1,904,762 shares of common stock valued at $4,000,000, the issuance of 150,000 stock options valued at $14,412 and notes payable of $1,151,413. The Company received net tangible liabilities of $68,370 and intangible assets totaling $8,777,568.

On August 30, 2004 the Company issued 25,000 shares of restricted common stock valued at $43,550 for a six month contract with CEOcast, Inc.

On January 14, 2005, the Company purchased the stock of MarketSmart Advertising, Inc., Right Stuff, Inc. d/b/a Bright Idea Studio and CheckUp Marketing, Inc. (the “MarketSmart Companies”).  $3,000,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $150,000. The Company received net intangible assets of $6,539,524 and net tangible liabilities of $389,524.

On February 21, 2005, the Company purchased the stock of the Personals Plus, Inc.  $2,262,500 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $5,059,455 and net tangible liabilities of $390,071.  In September 2006, 148,674 of the original shares issued in this transaction were returned to the Company and were valued at $303,881.  The Company incurred legal fees of $73,727 as part of the September transaction.

On February 21, 2005, the Company purchased the stock of the Ozona Online Network, Inc. $400,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $67,800.  The Company received net intangible assets of $957,289 and net tangible liabilities of $166,846.  In August 2006, the Company paid $25,000 to the former shareholders of Ozona Online Network to satisfy the earnout obligation contained in the merger agreement.

On March 11, 2005, the Company purchased the stock of the KowaBunga! Marketing, Inc. $750,000 of the purchase price was paid utilizing the Company’s common stock. The Company received net intangible assets of $1,599,990 and net tangible liabilities of $312,816.

On April 22, 2005, the Company purchased the stock of PrimaryAds, Inc. The Company received net intangible assets of $11,041,363 and net tangible liabilities of $710,179. The Company paid for this acquisition with cash and options valued at $66,600.

On July 15, 2005, the Company purchased the stock of the Real Estate School Online, Inc.  $2,200,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $31,200. The Company received net intangible assets of $4,950,620 and net tangible liabilities of $417,365.  During 2006, the Company paid an additional $33,500 to the former shareholder per the merger agreement.  This amount was added to the value of the intangible assets of the Company.

On December 2, 2005, the Company purchased the stock of the Vintacom Holdings, Inc.  $2,285,000 of the purchase price was paid utilizing the Company’s common stock along with options valued at $36,600. The Company received net intangible assets of $5,866,957 and net tangible liabilities of $617,296.  During 2006, the Company paid an additional $104,369 to the former shareholders per the merger agreement.  The Company also incurred an additional $61,805 of merger related expenses during the first quarter of 2006.  The purchase price allocation was also finalized after completion of the Company’s tax returns for the 2005 year end.  In doing so the amount allocated to Deferred Income Tax liability was reduced by $360,000 thereby reducing the Goodwill associated with the acquisition.

On January 20, 2006, the Company purchased the members’ interests of Morex Marketing Group, LLC. $12.31 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $75,600. The Company received net intangible assets of $21,830,722 and net tangible assets of $314,019.

On April 5, 2006, the Company purchased stock of Litmus Media, Inc. $6.5 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $79,297. The Company received net intangible assets of $14,131,895 and net tangible liabilities of $705,094.

On April 27, 2006, the Company purchased the stock of WebDiversity Ltd. $1.0 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $55,800. The Company received net intangible assets of $2,166,065 and net tangible assets of $76,867.

On May 23, 2006, the Company purchased the stock of iLead Media, Inc. $9.2 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $90,450. The Company received net intangible assets of $20,448,968 and net tangible liabilities of $1,255,847.

Think Partnership Inc.

Footnotes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 1 - Significant Accounting Policies

Company Overview

The Company is a Nevada corporation headquartered in Clearwater, Florida. Through their wholly-owned direct and indirect subsidiaries the Company provides world class marketing and technology solutions to businesses and individuals. The Company is organized into four segments:  Network, Direct, Advertising and Consumer Services.

The Company was incorporated in the State of Nevada in October 1987.  As of March 22, 2007 the Company employed, through its operating subsidiaries, 254 people. At the end of 2006 the Company was operating in thirteen locations across the United States and one location in each of Canada, Hong Kong and the United Kingdom. The Company’s principal executive offices are located at 28050 U.S. 19 North, Suite 509, Clearwater, Florida 33761. The Company’s telephone number is (727) 324-0046. The address of its website is www.thinkpartnership.com.

Products and Services

Think Network Segment

The Company operates its Think Network segment through its wholly owned subsidiaries, PrimaryAds, Inc., Litmus Media, Inc., Ozona Online Network, Inc. and KowaBunga! Marketing, Inc.

PrimaryAds, Inc.

PrimaryAds is a cost-per-action affiliate marketing network that places its clients’ advertisements on partner websites within its affiliate network and generates revenue each time a web user accepts a desired action, such as signing up for an email or filling out a survey.

Litmus Media, Inc.

Litmus provides click fraud protected advertising distribution technologies for the performance-based advertising, search marketing, and e-retailing industries through its ValidClick Search Network (http://www.validclick.com). In the merchant solutions arena, Litmus provides online merchants with a unique patent-pending order abandonment recovery technology, called Second Bite, helping online retailers increase sales by automatically following up with abandoned shoppers to help them complete their purchases.

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

Think Advertising Segment

The Company operates its Think Advertising segment through its wholly owned subsidiaries, MarketSmart Advertising, Inc., MarketSmart Interactive, Inc. and Web Diversity Ltd.

MarketSmart Advertising, Inc.

MarketSmart Advertising is a traditional off-line advertising agency that provides branding, collateral advertising, public relations, television advertising, and radio advertising services in seven states and the District of Columbia.

MarketSmart Interactive, Inc.

MarketSmart Interactive, Inc. offered interactive marketing solutions designed to help businesses increase revenues from their websites by utilizing a variety of interactive marketing channels, such as search engine optimization (SEO), paid search and affiliate marketing.

Web Diversity Ltd.

Web Diversity Ltd. provides paid search management and organic search optimization services.

Think Consumer Services Segment

The Company operates its Think Consumer Services segment through its subsidiaries, Real Estate School Online, Inc., Cherish, Inc., Vintacom Florida, Inc. and Personals Plus, Inc.

Real Estate School Online, Inc.

Real Estate School Online is an online real estate education site, providing accredited real estate licensing courses in Florida and Georgia.

Cherish, Inc./Vintacom Florida, Inc./Personals Plus, Inc.

Cherish, Inc. and its wholly-owned subsidiaries, Personals Plus, Inc. and Vintacom Florida, Inc. offer a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for by age, gender, hobbies, and location, and then make contact with that individual or individuals in an online environment. Revenues are generated from a monthly membership fee which allows users to obtain complete access to the individual community. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services.

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

For comparability, the 2004 and 2005 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2006.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, derivatives and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition Critical Accounting Principles

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Network Segment

Affiliate Network - consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of the Company’s advertising customer. Revenue is recognized when the related services are performed.

Search Network - In accordance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent, the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Revenue from company owned networks are based on “per click” basis and is recognized once the action is taken.

Affiliate Software – The Company recognizes revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in the Company’s accounts receivable.

Hosting Arrangements – The Company recognizes revenue through a monthly hosting fee and additional usage fees as provided.

Direct Segment

Online Membership Income – The Company recognizes revenue from online membership sales when payment is received and the service date of making memberships benefits has taken place.

Lead Sales - For lead sales, the Company’s revenue recognition varies depending on the arrangement with the purchaser. Where the arrangement provides for delivery only, revenue is recognized when the lead information is provided to the purchaser. Where the arrangement provides for compensation based on sales generated by the purchaser from the lead, the Company recognizes revenue in the period that the purchasing company makes a sale that was derived from the lead.

Product Sales - For product sales, the Company recognizes revenue when payment is received and the goods are shipped.

List Management Services - Substantially all of the Company’s revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with EITF Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company assesses whether it or a third-party supplier is the primary obligor. The Company has evaluated the terms of its customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, the Company generally records revenue net of pass-through charges.

Advertising Segment

Search Engine Enhancement Services - Prior to September 2005, the Company recognized revenue in the period that they were deemed to be earned and collectible under the accrual method of accounting using the straight-line basis over the term of the contract. Beginning in October 2005, the Company began selling the services previously packaged as separate products in our Search Engine Enhancement business, and now treat each product as a separate deliverable in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” As such, each deliverable is treated as a separate product or deliverable. The Company, therefore, recognizes revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

Pay Per Click Management Fees – The Company recognizes revenue on pay per click management services in the month the services are performed.

Advertising Services – The Company recognizes revenue in the period in which services are performed.

Consumer Services Segment

Subscription Income – The Company recognizes revenue on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.

Product Sales – The Company recognizes income on the sale of compact disks upon shipment.

Allowance For Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. The Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Receivables are considered past due after 60 days.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. The Company’s cash deposits exceeded FDIC-insured limits on December 31, 2006 by $3,133,659 at various financial institutions. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

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

Treasury Stock

The cost method was used in recording the purchase of the treasury stock.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition will be increased. As of December 31, 2006, all additional consideration, if earned, will be paid in the form of cash and stock. Any additional consideration paid will be allocated to goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”) contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met.

Amount Allocated to Goodwill

In accordance with EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted (i.e., not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with SFAS 5, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and (ii) the range of loss can be reasonably estimated.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are expensed using the straight-line method over each asset’s estimated remaining useful life, ranging from three to seven years. Depreciation of leasehold improvements is computed using the shorter of the lease term or the economic life using the straight-line method.

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

•      The terms and features of the freestanding warrants and registration rights were evaluated under the guidance for equity classification set forth in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to a Company’s Own Stock” and EITF Issue No. 05-04, “The Effect of a Liquidating Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”. For purposes of this evaluation, the Company elected to consider the warrants and registration rights on a combined basis (View A; EITF Issue No. 05-04). As a result, the Company concluded that the combined arrangement did not rise to an uneconomic settlement. In addition, all other indicators of equity provided in EITF Issue No. 00-19 were present. Therefore, the warrants were afforded equity classification.

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

•      The put feature was valued using the present value of cash flows arising from multiple, probability-weighted outcomes. Management used its best estimate in developing probability scenarios. Fair value adjustments to the put feature will result in charges or credits to income in future periods. Such adjustments will arise from (i) changes in estimates underlying the probability-weighted model and (ii) the recognition of the time value (amortization component). The Company recorded a fair value adjustment of $279,370 as other income on the statement of operations during the period from inception of the financing to December 31, 2006.

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

Due to the contingent cash redemption features, the Series A Convertible Preferred Stock is required to be recorded outside of stockholders’ equity. The carrying value of Series A Convertible Preferred Stock will be accreted to its redemption value over the remaining redemption period through periodic charges to retained earnings using the effective method. Preferred stock dividends and accretions, which are reported as a reduction of net income for purposes of earnings per share, amounted to approximately $4.2 million for year ended December 31, 2006.

On August 31, 2006, 1,500 Shares of Series A Convertible Preferred Stock were converted to 750,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put were allocated to common stock and additional paid in capital.

On December 12, 2006, we entered into separate legal agreements with the holders of $25 million of our Series A Convertible Preferred Stock, pursuant to which each holder agreed to convert all of its shares of preferred stock into an aggregate of 12.5 million shares of our common stock. The $2.00 per share conversion rate was established at the time the preferred stock was purchased by such investors in April 2006. As an inducement to effect the conversions, we issued additional warrants (“Warrants”) to the converting holders, exercisable for five years, to purchase up to an aggregate of 2,000,005 shares of common stock at an exercise price of $3.05 per share and an aggregate of 1,000,002 shares of common stock at an exercise price of $4.00 per share. The exercise prices and the number of shares underlying the Warrants are subject to adjustment in certain instances.

The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put were allocated to common stock and additional paid in capital.  As of December 31, 2006, the Company has received a 60 day conversion notification for the remaining 5,000 shares of Series A Convertible Preferred Stock.  The conversion was final on February 28, 2007.

Impact of New Accounting Standards Recent Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We will adopt SFAS 155 in the first quarter of fiscal 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on our consolidated results of operations, financial position and cash flows.

In June 2006, the Emerging Issues Task Force (EITF) issued Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective for fiscal years ending after December 15, 2006. The Company currently does not have any defined benefit plans and therefore this standard does not affect consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year.  The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company will be required to initially apply SAB No. 108 during fiscal year 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

During the second and third quarters of 2006, the goodwill associated with the acquisitions of Real Estate School Online, Inc., PrimaryAds, Inc. and Webcapades, Inc. was tested for impairment.  Also, on December 31, 2006, goodwill associated with the acquisitions of MarketSmart Advertising, Inc., KowaBunga! Marketing, Inc., Personals Plus, Inc., Ozona Online Networks, Inc, Vintacom Media Group, Inc. and Morex Marketing Group LLC. were tested for impairment.  The Company determined that it did not have an impairment of goodwill associated with any of these acquisitions.

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

Equity Incentive Plans and Change in Accounting Policy

Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), after adjustment for estimated forfeitures. Accordingly, SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all share-based payments based on grant-date fair value.

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recorded stock-based compensation expense for equity incentive plans of $314,113 for the twelve months ended December 31, 2006. Had SFAS 123R been effective for the comparative periods, stock-based compensation expense for equity incentive plans of $845,316 and $127,639 would have been recorded for the twelve months ended December 31, 2005 and 2004 respectively.

Note 2 - Acquisitions

On August 19, 2004, the Company acquired 100 percent of the outstanding voting common shares of WebCapades, Inc. WebCapades, Inc. was formed in 1998 and its primary focus is to provide online dating and matchmaking services tailored to specific interests.  The Company is located in Clearwater, Florida and operates websites that have been ranked as some of the most popular in the world, including www.eroticy.com.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market, reduce the time required to develop new technologies and bring them to market, incorporate enhanced functionality into its existing websites, and to enhance its technological capabilities. The Company was assigned to the Consumer Services segment.  The aggregate purchase price was $8,709,199, comprised of $3,543,374 in cash, notes payable of $1,151,413, common stock valued at $4,000,000 and 150,000 options at $2.10 per share valued at $14,412.  The number of shares issued was determined based on the closing market price on the day preceding the consummation of the acquisition

On January 14, 2005, the Company completed its acquisition of the MarketSmart Companies, Raleigh, North Carolina.  The MarketSmart Companies provide advertising, public relations, marketing, branding and shopping evaluation services and has been assigned to the Advertising segment.  The Company acquired 100 percent of the voting common stock of the MarketSmart Companies through three mergers.  As a result of the mergers, the former shareholders of the MarketSmart Companies received an aggregate of $3 million in cash and one million shares of the Company’s common stock valued at $3 million.  In addition, the former shareholders of the MarketSmart Companies may receive an aggregate of up to $100,000 based on the pre-tax earnings of the MarketSmart Companies for the first four full calendar quarters following the closing.  The MarketSmart Companies did not reach their earnout goal and therefore did not receive additional consideration under the agreement.  In addition, the Company issued options to purchase an aggregate of 150,000 shares of its common stock to the MarketSmart shareholders valued at $150,000.  The Company’s primary reason for the acquisition was to help it develop into a full service marketing agency encompassing both on-line and off-line advertising capabilities.

On February 21, 2005, the Company completed its acquisition of Personals Plus, Inc. (PPI), Apollo Beach, Florida, by acquiring 100 percent of the voting common stock of PPI in a merger.  PPI is in the business of owning and operating online dating and relationship websites, including www.swappernet.com and has been assigned to the Consumer Services segment.  Immediately following the merger, the Company contributed all of the stock of PPI to its Cherish, Inc. subsidiary.  As consideration for the merger, the former shareholder of PPI received $2,262,500 in cash and 426,244 shares of Company common stock, valued at $2,262,500.  In addition, the Company issued to the former shareholder of PPI options to purchase an aggregate of 60,000 shares at of Company common stock valued at $67,800.  Further, the former shareholder of PPI might have received an aggregate earnout payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market.  In September 2006, 148,674 of the original shares issued in this transaction were returned to the Company and were valued at $303,881.  The Company incurred legal fees of $73,727 as part of the September transaction.  The potential earnout payment was also forfeited as part of the agreement.

On February 21, 2005, the Company completed its acquisition of Ozona Online Network, Inc., (“Ozline”), Clearwater, Florida, by acquiring 100 percent of the voting common stock of Ozline in a merger.  Ozline is in the business of providing online services including web design, custom web-based applications, database systems, managed and shared hosting solutions, e-commerce and high-speed business Internet access and has been assigned to the Network segment.  As consideration for the merger, the former shareholders of Ozline received an aggregate of $300,000 in cash and 75,538 shares of Company common stock valued at $400,000.  In addition, the Company issued options to purchase an aggregate of 60,000 shares of Company common stock valued at $67,800.  Further, the former shareholders of Ozline might have received an aggregate earnout payment of up to $200,000 based on the pre-tax earnings of Ozline for the first eight full calendar quarters following the closing.  Upon acquiring Ozline during the first quarter of 2005, the Company’s Cherish division no longer receives payments of rent from Ozline under its sublease agreement.  The Company completed this acquisition to provide its existing entities with website site hosting and for Ozline’s website and systems development capabilities.  In August 2006, as part of the Company’s restructure, it paid $25,000 to the former shareholders of Ozline to satisfy the earnout obligation contained in the merger agreement.

On March 11, 2005 the Company completed its acquisition of KowaBunga! Marketing, Inc. (“KowaBunga!”) by acquiring 100 percent of the voting common stock of KowaBunga! in a merger, for an aggregate of $500,000 cash and 127,818 shares of the Company’s common stock valued at $750,000.  In addition, the Company issued to the former shareholder and employees of KowaBunga! options to purchase an aggregate of 140,000 shares of Company common stock. The former shareholder of KowaBunga! had an aggregate earnout payment of up to $2,250,000 in cash and shares valued at $2,700,000.  In August 2006 the earnout was restructured.  The amended earnout section of the original agreement now entitles the former shareholder of KowaBunga! to receive aggregate earnout payments of up to 150,000 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009, other than Morex Marketing Group subsidiary.  KowaBunga! is in the business of producing and selling software services related to the marketing of products and services of its customers over the Internet and has been assigned to the Network segment. The Company completed this acquisition to help in the development of the Company’s affiliate marketing strategy.

On March 24, 2005 the Company’s WebSourced, Inc. subsidiary acquired the assets of Smart Interactive Ltd. (“Smart Interactive”), which provides search engine marketing advice to companies throughout Great Britain and Europe.  WebSourced, Inc. paid a total of $19,871 for these assets. The acquisition of Smart Interactive has provided WebSourced, Inc. with a UK office.  This acquisition was assigned to the Advertising segment.

On April 22, 2005, the Company acquired 100 percent of the voting common stock of PrimaryAds Inc. (“PrimaryAds”) in a merger. PrimaryAds is an affiliate marketing company specializing in cost per action Internet advertising. As consideration for the merger, the former shareholders of PrimaryAds received an aggregate of $9,975,000 in cash. In addition, the Company issued to the former shareholders and employees of PrimaryAds warrants, valued at $66,600, to purchase an aggregate of 146,000 shares of Company common stock.  Further, the former shareholders of PrimaryAds were entitled to receive an aggregate earnout payment of up to $16,000,000 based on the pre-tax earnings of PrimaryAds for the first twelve full calendar quarters following the closing.  The first $10,000,000 of the earnout, to the extent earned, would have been paid in shares of Company common stock.  The remainder of the earnout, to the extent earned, would have been paid 50% in cash and 50% in shares of the Company’s common stock.  In August of 2006 the earnout was restructured.  The amended earnout section of the original agreement now entitles the former shareholder of PrimaryAds to receive aggregate earnout payments of up to 4,857,301 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009, other than Morex Marketing Group subsidiary.  The Company completed this acquisition to further enter the affiliate marketing sector of Internet advertising. PrimaryAds has been assigned to the Network segment.

On July 15, 2005, the Company acquired 100 percent of the voting common stock of Real Estate School Online, Inc.(“Real Estate School Online”) in exchange for $2.2 million in cash and 1,023,256 shares of the Company’s common stock valued at $2.2 million. The former shareholder of Real Estate School Online will also be entitled to a one-time payment of up to $500,000 if the pre-tax earnings of Real Estate School Online exceed specified targets during the first twelve full calendar quarters following the closing.  In addition, the Company issued to the former shareholder Real Estate School Online warrants to purchase an aggregate of 60,000 shares of Company common stock valued at $31,200.  The earnout, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock.  The Company completed this transaction to enter into growing field of online education and assigned it to the Consumer Services segment.

On December 2, 2005, the Company acquired 100 percent of the voting common stock of Vintacom Holdings, Inc., an online dating company based in Alberta, Canada. As consideration for the acquisition, the Company paid to the shareholders of Vintacom, an aggregate of $2,750,000 U.S. in cash and issued to them an aggregate of 1,095,616 shares of the Company’s common stock valued at $2,750,000.  The Company held back $465,000 U.S. from the cash portion of the purchase price in connection with certain amounts for which Vintacom may become liable pursuant to the Excise Tax Act (Canada).  During 2006, the Company paid $104,369 of the amounts held back to the former shareholders.  In addition, the Company issued to the president of Vintacom, warrants to purchase an aggregate of 60,000 shares of Company common stock valued at $36,600.  Further, the shareholders of Vintacom might have received an aggregate earnout payment equal to the difference between (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing, and (B) $1.1 million U.S. (the “Earnout Payment”).  The Earnout Payment, to the extent earned, was to be paid 50% in cash and 50% in shares of Company common stock.  The Company granted to the Shareholders of Vintacom certain registration rights with respect to the shares of the Company’s common stock issued in connection with the acquisition.  During the fourth quarter of 2006, the former shareholders of Vintacom relinquished their right to the earnout payment as part of a separation agreement.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market and for the extensive software platform developed by Vintacom. The Company assigned this acquisition to the Consumer Services segment.

On January 20, 2006, the Company acquired 100% of the membership interests of Morex Marketing Group, LLC, a New York limited liability company (“Morex”), an online marketing company specializing in gathering expectant parents as well as new parents names and presenting them with baby related offers based in New York. As consideration for the acquisition, the Company paid to the members of Morex, an aggregate of $9,438,778 in cash and issued to them an aggregate of 5,647,705 shares of common stock, valued at $2.18 per share. Further, the members of Morex may receive earnout payments to be paid in 2007, 2008 and 2009. Each year’s earnout payment shall be equal to the excess over between (A) four times the aggregate earnings of Morex for the previous calendar year and (B) the aggregate amount of merger consideration previously paid by the Company (including any earnout payments); provided, however, in no event shall the total aggregate merger consideration (including the earnout payments) payable to the members of Morex exceed $50 million. Each earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock valued at the average of the closing prices for shares of the Company’s common stock on the last day on which such shares were traded for each quarter of the calendar year on which the particular earnout payment is based, provided that, in the Company’s sole discretion, the Company may pay to the members in cash any earnout payment that is otherwise required to be paid in shares of common stock (“earnout stock”), if the delivery of shares of the common stock would cause the total merger consideration paid by the Company in the form of common stock to exceed 7,674,305 shares. In addition, the Company issued to each the members of Morex that entered into employment agreements at the closing, warrants to purchase an aggregate of 35,000 shares of Company common stock at $3.50 per share.  The Company entered into this transaction to add lead generation and list management capabilities. Morex has been assigned to the Direct segment.

On April 5, 2006, the Company acquired 100% of the voting common stock of Litmus Media, Inc.(Litmus)  Based in Kansas City, Missouri, Litmus has built click fraud protected advertising distribution technologies for the performance-based advertising, search marketing, and e-retailing industries. As consideration for the acquisition, the Company paid to the shareholders of Litmus an aggregate of $6,610,000 in cash, and issued an aggregate 3,250,000 shares of the Company’s common stock valued at $2.00 per share. In addition, the Company issued to certain shareholders of Litmus warrants to purchase an aggregate of 90,000 shares of the Company’s common stock, and established a pool of warrants to purchase up to 40,000 shares of the Company’s common stock to be issued to certain employees of Litmus. Further, as restructured in August 2006, the shareholders of Litmus may receive aggregate earnout payments of up to 7,560,000 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009, other than Morex Marketing Group subsidiary. In addition, in the event the shareholders of Litmus are entitled to any earnout payments, the Company agreed to capitalize a bonus pool for the pre-acquisition employees of Litmus in an amount not to exceed $1,050,000.  The Company entered into this transaction to expand its technological holdings.  Litmus was assigned to the Network segment.

On April 27, 2006, the Company acquired 100% of the voting common stock of Web Diversity Ltd, a United Kingdom company in the business of paid search management and organic search. As consideration for the acquisition, the Company paid to the sole shareholder of Web Diversity $1 million in cash and issued to him 500,000 shares of the Company’s common stock, valued at $2.00 per share. The Company placed all of the shares of common stock in escrow as security for the shareholder’s obligation to return a portion of the stock consideration in the event that Web Diversity’s audited pre-tax earnings for any four consecutive calendar quarters during the 12 calendar quarter period beginning on July 1, 2006 and ending June 30, 2009 is less than $1 million. Further, as restructured in August 2006, the shareholder of Web Diversity may receive a stock earnout payment of up to 528,004 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009 other than Morex Marketing Group subsidiary. The Company granted to the shareholder of Web Diversity certain registration rights with respect to the shares of the Company’s common stock issued in connection with the acquisition. In addition, the Company issued to the shareholder warrants to purchase an aggregate of up to 90,000 shares of the Company’s common stock.  The company entered into this agreement to expand its search engine optimization and pay per click opportunities in Europe and Asia.  Web Diversity was assigned to the Advertising segment.

On May 23, 2006, the Company acquired 100% of the voting common stock of iLead Media, Inc., a Utah corporation (“iLead”). iLead is engaged in the business of online sales lead generation.  The Company paid to the shareholders of iLead, an aggregate of $9,206,720 in cash and issued to them an aggregate of 4,649,859 shares of the Company’s common stock valued at $1.98 per share. Further, as restructured in August 2006, the shareholders of iLead may receive earnout payments of up to 6,482,700 shares of the Company’s common stock based on the Company’s EBIDTA from July 1, 2006 through June 30, 2009 other than Morex Marketing Group subsidiary. To the extent earned, the Company agreed to contribute to iLead cash in an amount equal to 5% of the earnout payment which will be used to fund a bonus pool for the pre-acquisition employees of iLead. Any amounts contributed to the bonus pool will serve to reduce the amount of the cash portion of the earnout payment on a dollar-for-dollar basis. Additionally, the Company issued to the shareholders of iLead warrants to purchase an aggregate of up to 135,000 shares of the Company’s common stock. The shareholders also received an additional cash payment of $250,000 during the quarter as iLead’s unrestricted cash exceeded certain targets while at the same time its accounts receivable and cash exceeded its liabilities by at least $1.00.  The Company entered into this agreement to expand its lead generation capabilities.  iLead was assigned to the Direct segment.

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

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets (Liabilities) Assumed	Goodwill and Purchased Intangibles	Net Deferred Tax Asset/(Liability)	Total Consideration
Market Smart Companies	$767,416	$6,539,524	($970,570)	$6,336,370
PPI	(103,881)	4,829,301	(286,190)	4,439,230
Ozline	(15,693)	982,289	(151,153)	815,443
KowaBunga!	12,038	1,599,990	(324,854)	1,287,174
Smart Interactive	—	19,871	—	19,871
PrimaryAds	470,248	11,041,363	(1,180,427)	10,331,184
Real Estate School Online	50,000	4,984,120	(467,365)	4,566,755
Vintacom Media	(257,296)	5,673,131	---	5,415,835
Morex Marketing Group	399,152	21,830,722	(85,133)	22,144,741
Litmus Media	1,005,253	14,131,895	(1,710,347)	13,426,801
Web Diversity **	76,866	2,166,065	--	2,242,931
iLead **	386,885	20,448,968	(1,642,731)	19,193,122

** The Company is in the process of valuing certain intangible assets related to these acquisitions and thus the allocation of the purchase price has not been completed.

The amount of Goodwill expected to be deductible for income tax purposes associated with acquisitions that occurred in 2006 is $20,805,787

Accounting for Contingent Consideration

In connection with its prior acquisitions, the merger consideration may be increased as the former shareholders of each entity are entitled to earn payments in cash or stock contingent upon the satisfaction of certain future internal performance goals set forth in the applicable merger and amended merger agreements.  Future consideration which may be earned by the former shareholders of each entity will be treated as additional purchase price and allocated to goodwill.  The respective maximum amounts of such future consideration of known dollar amounts which may be earned by the former shareholders of the acquired entities are as follows:

Acquired Entity	Maximum Future Cash Consideration	Maximum Future Stock Consideration ($ value(1))	Maximum Earnout Consideration ($ value)

Real Estate School Online	$250,000	250,000	$500,000
Morex Marketing Group LLC	14,125,112	14,125,112	28,250,224
Totals	$14,375,112	$14,375,112	$28,750,224

During August 2006, the Company restructured the earnout provisions for five of its prior merger agreements.  All of the restructured agreements provide for the potential earnout payments to be made solely in the Company’s common stock.  The table below lists the maximum number of shares that the previous shareholders will be entitled to under the restructured agreements.

Acquired Entity	Maximum Future Stock Consideration (Shares)(2)
KowaBunga!	150,000
PrimaryAds	4,857,301
Litmus Media, Inc.	7,560,000
WebDiversity, Ltd.	528,004
iLead Media, Inc.	6,482,700
Totals	19,578,005

During 2006, the Company paid to the former shareholder of Ozona Online Network, Inc. $25,000 to satisfy the earnout provisions of the purchase agreement.

Also, during 2006 the earnout provision related to the acquisition of Personals Plus, Inc. was terminated.

As of December 31, 2006, there are no liabilities under any other earnout agreements.

In addition, the former shareholders of the above acquisitions were granted a total of 955,000 options which were allocated to the purchase price.

(1)   The number of shares is dependent on future prices of the Company’s common stock.

(2)   Value of shares is dependent on future prices of the Company’s common stock.

Pro Forma Financial Information (Unaudited)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2004.

	2006		2005		2004
	Historical	Pro Forma Combined	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	$71,882,328	$84,373,972	$40,440,729	$84,474,755	$17,621,100	$69,217,830
Net Income (Loss)	$565,191	$1,143,373	($3,621)	$4,865,633	$1,773,988	$5,347,324

Net (Loss) Income Per Share
Basic	($0.20)	($0.18)	$0.00	$0.10	$0.07	$0.11
Fully Diluted	($0.20)	($0.18)	$0.00	$0.09	$0.06	$0.10

Note 3 - Restricted Cash and Client Prepaid Media Buys

The Company currently has $1,164,216 of restricted cash which is on deposit with its merchant processors.  The majority of these funds are in non-interest bearing accounts.    The Company has not experienced any losses on these accounts and does not expect to incur any losses in future periods.

As of December 31, 2005 the Company had $828,804 of restricted cash.

The Company’s MarketSmart Interactive, Inc. subsidiary previously entered into contracts to perform Pay Per Click (PPC) Management services. Prior to the month of service, the clients were invoiced for their respective estimated PPC spend for the month plus a nominal management fee. The amount of funds that were designated for PPC spend were placed into non-interest bearing escrow accounts allocated to each client for use in paying their respective PPC spend for the month. These funds totaled $628,064 as of December 31, 2005. These funds are listed as Restricted Cash on the balance sheet with the offsetting Client Prepaid Media Buys in the liability section.

The Company’s Cherish subsidiary also has restricted cash in an interest bearing escrow account controlled by Cherish’s credit card processor. This amounted to $200,740 at December 31, 2005.

Note 4 - Notes Receivable – Related Party and Other

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

During the course of 2003, the Company received additional partial payments on the $175,000 note receivable and its balance as of December 31, 2003 was $68,870. The funds in the escrow account established in regard to the ongoing construction project in St. Ann, Missouri were verified by the Company at year end to satisfy the opinion that the $200,000 receivable which will be satisfied from the proceeds of the escrow account was not impaired. As a result, the notes receivable balance as of December 31, 2003 included a total of $268,870 due from GMP, L.L.C. and a $100,000 note receivable from The Voice and Data Group, Inc. for a total balance of $368,870.

During 2004, the Company also incurred expenses on behalf of GMP, L.L.C. increasing the balance due from GMP, L.L.C. as of December 31, 2004 to $280,175. The Company did not charge or receiving any interest on these amounts due from GMP, L.L.C. Pursuant to certain agreements including an agreement with John Giura, former officer of the Company, effective August 31, 2004, in which John Giura represented, warranted and guaranteed that the Company would receive $300,000 from an escrow fund established in regard to an ongoing construction project in St. Ann, Missouri. During the fourth quarter of 2006, the Company settled this matter with Mr. Guira and received $300,000 in cash.

During 2004, The Voice and Data Group, Inc. defaulted on its $100,000 note receivable and, as a result, the Company wrote off the entire amount.

Note 5 - Property and Equipment

The net carrying value of property and equipment at December 31, 2006 and 2005 was:

	2006	2005
Furniture & Fixtures	$626,281	$520,524
Equipment	2,629,163	2,182,380
Software	2,370,004	1,252,328
Leasehold Improvements	538,002	204,544
Subtotal	$6,163,450	$4,159,775
Accumulated Depreciation and Amortization	2,152,803	906,697
Net Property & Equipment	$4,010,647	$3,253,078

Note 6 - Intangible Assets and Goodwill

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.3 million of the purchase price to intangible assets.  During 2006, the Company consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets, by segment, as of December 31, 2006:

Network Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$402,026	$622,985
Customer Relations	5 Years	3,400,000	1,058,889	2,341,111
Website Code and Development	5 Years	4,240,000	747,146	3,492,854
Trademarks	Indefinite	590,000	0	590,000
Goodwill		18,500,525	0	18,500,525
Total		$27,755,536	$2,208,061	$25,547,475

Direct Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4-5 Years	$1,324,000	$217,936	$1,106,064
Names Database*****	1-2 Years	4,022,758	1,712,286	2,310,472
Customer Relations	5 Years	2,400,000	296,841	2,103,159
Tradenames	Indefinite	470,000	0	470,000
Software	5 Years	1,100,000	132,917	967,083
Goodwill		35,325,691	0	35,325,691
Total		$44,642,449	$2,359,980	$42,282,469

Advertising Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$759,671	$301,167	$458,504
Customer Relations	8 Years	1,890,000	472,500	1,417,500
Supplier Relations	3 Years	35,352	7,111	28,241
Software Tools	5 Years	175,000	90,417	84,583
Trademarks	Indefinite	881,614	0	881,614
Goodwill		5,433,502	0	5,433,502
Total		$9,175,139	$871,195	$8,303,944

Consumer Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$178,563	$64,983	$113,580
Customer Relations	6 months to 5 Years	494,000	214,208	279,792
Website Code	5 Years	2,133,020	729,929	1,403,091
Client Lists	7 Years	416,000	128,452	287,548
Vendor Relations	3 Years	82,000	39,861	42,139
Reference Materials	4 Years	571,000	208,177	362,823
Tradenames	Indefinite	456,510	0	456,510
Goodwill		19,881,069	0	19,881,069
Total		$24,212,162	$1,385,611	$22,826,551

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$79,140,786	$0	$79,140,786
Indefinite Life Intangibles	2,398,124	0	2,398,124
Other Intangibles	24,246,376	6,824,847	17,421,529

****  Amortization of Names Database included in cost of sales.

The Company’s amortization expense over the next five years is as follows:

2007	$5,934,909
2008	4,372,539
2009	3,611,778
2010	2,467,374
2011	798,679
Thereafter	236,250
Total	$17,421,529

Note 7 - Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2006 and 2005:

Lender	Subsidiary	Due Date	Interest Rate	2006	2005
AmSouth Bank – Line of Credit	Ozona	Open	Prime + 1.5%	$0	$32,570
Wachovia Bank – Installment Note	Think Partnership	01/07	1-month LIBOR + 2.15%	208,333	0
Wachovia Bank – Line of Credit	Think Partnership	01/09	1-month LIBOR + 2.10%	11,700,000	7,361,111
Lessor of Office Space	KowaBunga!	4/07	8.00%	0	7,103
Totals				11,908,333	7,400,784
Less: Current portion of note payable				(208,333)	(5,262)
Non-Current Portion				$11,700,000	$7,395,522

Notes Payable – Related Parties

The following table summarizes the Company’s notes payable to related parties as of December 31, 2006 and 2005:

	Due Date	Interest Rate	2006	2005

WebCapades Former owners	08/06	Imputed 4.0%	$0	$394,066
Scott Mitchell, unsecured	07/08	5.5%	37,298	54,623
Scott Mitchell, unsecured	10/08	8.0%	38,233	56,627
Totals			$75,531	$505,316
Less: Current Portion			(37,326)	(429,761)
Non-Current Portion			$38,205	$75,555

Principal Payments Due

Principal payments due for the next five years are as follows:

2007	$246,539
2008	37,325
2009	11,700,000
2010	0
Thereafter	0
TOTALS	$11,983,864

Wachovia Line of Credit and Installment Note Payable

On January 19, 2006, the Company entered into a loan agreement with Wachovia Bank, National Association (the “Loan Agreement”).  Pursuant to the loan agreement, the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $2.5 million, evidenced by a term promissory note (the “Term Note” and together with the Revolving Credit Note, the “Notes”).  The Company used $7.5 million of the proceeds to repay amounts due Wachovia under the Company’s previous line of credit (which was cancelled as a result of entering into the Loan Agreement) with substantially all of the remaining proceeds used to fund the cash portion of the purchase price for the acquisition of Morex.

Repayment Terms; Interest Rate

The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries.  Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets.  The aggregate principal advances available to the Company under the Revolving Credit Note may not exceed 1.75 times the Company’s trailing twelve months EBITDA, as calculated quarterly on a consolidated pro forma basis, where the term pro forma is meant to include all EBITDA generated by an entity acquired by the Company during the trailing twelve month period, as opposed to just that portion of EBITDA generated by the entity after the acquisition.  Interest on the unpaid principal balance of the Revolving Credit Note accrues at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day.  Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable.  The Revolving Credit Note matures on January 19, 2009.  Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day.  Amounts due under the Term Note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the Term Note’s maturity.  In the event that the Company is in default of any of the covenants below, in addition to the remedies set forth below, the interest rate on each of the Notes shall automatically increase 3%.

Covenants

So long as there remain any amounts outstanding under the Loan Agreement and either of the Notes, the Company: (A) is required to maintain a “Total Debt to EBITDA Ratio” of not less than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis, where “Total Debt to EBITDA Ratio” means the sum of all the indebtedness of the Company  and its subsidiaries for borrowed money divided by the Company’s EBITDA calculated on a consolidated pro forma basis; (B) is required to maintain a net worth of not less than an amount equal to $36.9 million plus 50% of the Company’s net income for each fiscal quarter (the “Minimum Net Worth Amount”), provided that the Minimum Net Worth Amount for any fiscal quarter must exceed the Minimum Net Worth amount for the immediately preceding fiscal quarter by at least $1.00; (C) is required to maintain, a consolidated “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis, where “Fixed Charge Coverage Ratio” means, the sum of the pro forma net income from operations, depreciation and amortization minus all dividends, withdrawals and non-cash income divided by the sum of all current maturities of long-term debt, capital lease obligations and capital expenditures which were not financed; (D) may not, during any fiscal year, expend on gross fixed assets (excluding the proforma impact of “Permitted Acquisitions” (as hereinafter defined) during any fiscal year, but including capital leases and leasehold improvements for the Permitted Acquisitions) an amount exceeding $2 million; (E) may not incur any additional indebtedness which causes the aggregate amount of the Company’s debt, excluding obligations to Wachovia to exceed $5 million; and (F) may not, during any fiscal year, declare or pay dividends in an amount in excess of 50% of its net income.

Further, so long as there remain any amounts outstanding under the Loan Agreement and either of the Notes, neither the Company nor any Guarantor is permitted to: (A) change its fiscal year; (B) suffer a change in its board of directors, such that the members of the board of directors as of the date of this Agreement fail to constitute a majority of the members of the board; provided that any individual becoming a member of the applicable board of directors who is nominated by the applicable board of directors will be treated as if he or she were a member of the board as of the date of this Agreement; (C) create, assume, or permit to exist any encumbrance on any of its assets, other than (i) security interests required by the Loan Agreement, (ii) liens for taxes contested in good faith, (iii) liens accruing by law for employee benefits, or (iv) acquired indebtedness to the extent permitted as set forth in (E) in the previous paragraph; (D) guarantee or otherwise become responsible for obligations of any other person or entity; (E) acquire any capital stock, interests in any partnership or joint venture except for investments by the Company or any Guarantor in the form of acquisitions of all or substantially all of the business or a line of business (whether by the acquisition of capital stock, assets or any combination thereof) of any other person in an electronic commerce line of business which has positive EBITDA for the most recent twelve (12) month period then ended, both prior to the acquisition and after giving effect thereto (a “Permitted Acquisition”); (F) retire any long-term debt entered into prior to the date of the Loan Agreement at a date in advance of its legal obligation to do so.

Default

The Company is permitted a five day grace period to cure any payment default and a thirty day grace period to cure any non-payment default, provided the Company will be permitted to cure a default once during any twelve month period.  If there occurs a default that is not cured during the applicable grace period, Wachovia may accelerate the maturity of all amounts due under the Loan Agreement and the Notes and foreclose upon its security interest in the Company’s assets and the assets of the Guarantors.

Note 8 - Long-Term Liabilities

The long-term liabilities consist of the following as of December 31, 2006 and 2005:

	2006	2005
Notes Payable – Net of Current Portion	$11,700,000	$7,395,522
Notes Payable – Related Party – Net of Current Portion	38,205	75,555
Capital Lease – Net of Current Portion	6,555	11,737
Deferred Income Tax Payable, Net of Deferred Tax Asset	3,890,218	2,307,853
Deferred Rent	260,042	261,662
Deposits	35,000	0
Total	$15,930,020	$10,052,329

Note 9 – Income Taxes

Provision for Income Taxes

The provision for income taxes consists of the following:

	2006	2005	2004
Current Tax Provision	$160,219	$110,763	$191,707
Deferred Tax(Benefit) Provision	679,647	(73,788)	872,086
Total Tax Provision	$839,866	$36,975	$1,063,793

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for calendar years 2006, 2005 and 2004:

	2006	2005	2004
Income Tax Provision at U.S. Federal Statutory Rates	$435,694	$10,575	$899,666
State Income Taxes	160,219	2,251	191,707
Other	243,953	24,149	(27,580)
Recorded Income Tax Provision	$839,866	$36,975	$1,063,793

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax depreciation, amortization of intangibles, allowance for doubtful accounts, deferred rent, stock based expenses and net operating loss carry-forwards.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2006 and 2005:

	2006	2005
Deferred Tax Assets
Net Operating Loss Carry Forwards	$882,019	$959,656
Intangible Assets	548,596	557,989
Deferred Rent	100,428	102,326
Allowance for Doubtful Accounts	26,276	12,853
Stock Based Expenses	132,877	0
Other	16,169	50,791
Total	1,706,365	1,683,615
Less: Current portion	896,075	1,008,060
Non-Current portion	$810,290	$675,555
Deferred Tax Liabilities
Depreciation	$795,260	$211,124
Intangibles	5,415,288	3,574,983
Total	6,210,548	3,786,107
Less: Current portion	1,510,040	802,699
Non-Current portion	$4,700,508	2,983,408
Total (liabilities) assets	($4,504,183)	($2,102,492)

For balance sheet presentation the Company nets it current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
Net current deferred tax asset	$0	$205,361

Net other deferred tax asset	0	0

Net current deferred tax liability	613,965	0

Net long-term deferred tax liability	3,890,218	2,307,853

The Company currently has net operating loss carry forwards remaining from the years ended December 31, 2002 and 2003 in the amounts of $341,675 and $1,987,360, respectively. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. The Company has $2,230,128 of carry forward deductions relating to stock options exercised in 2006.  These will be carried forward and utilized prior to the Company utilizing its current net operating loss carry forwards.

Note 10 - Stock-based compensation plans

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options from our 2005 Long-Term Incentive Plan. Option vesting periods are generally zero to three years.

As of December 1, 2006, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of December 1, 2006, we had 8.34 million shares available for grant under our 2005 Long-Term Incentive Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, and began recognizing compensation expense in its Consolidated Statements of Operations as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards.  Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”.  No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method.  Under this transition method, compensation cost recognized in the periods after adoption includes:  (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results from prior periods have not been restated.  As a result of adopting SFAS 123 (R), the Company’s income before income taxes for the twelve months ended December 31, 2006 is $314,113 lower than if it had continued to account for share-based compensation under APB 25.  The Company’s net income for the twelve months ended December 31, 2006 is $195,912 lower than if it had continued to account for share-based compensation under APB 25.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	2006	2005	2004

Net Income (Loss) Reported	$565,191	($3,621)	$1,773,988

Add:
Total stock-based compensation expense included in reported net income, net of related tax effects	195,912	0	0
Deduct:
Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(195,912)	(524,096)	(79,136)

SFAS No. 123 R pro forma net income(loss)	$565,191	($527,717)	$1,694,852

Pro forma (loss) earnings per common share
Basic	($0.20)	($0.02)	$0.07
Fully Diluted	($0.20)	($0.01)	$0.06
(Loss) earnings per common share, as reported
Basic	($0.20)	$0.00	$0.07
Fully Diluted	($0.20)	$0.00	$0.06

At December 31, 2006, the aggregate intrinsic value of all outstanding options was $6,746,100 with a weighted average remaining contractual term of 7.11 years, of which 2,064,232 of the outstanding options are currently exercisable with an aggregate intrinsic value of $4,784,450, a weighted average exercise price of $1.04 and a weighted average remaining contractual term of 5.17 years.  The total intrinsic value of options exercised during the year ended December 31, 2006 was $3,374,454.  The total compensation cost at December 31, 2006 related to non-vested awards not yet recognized was $1,574,785 with an average expense recognition period of 2.03 years.  The total intrinsic value of options vested during 2006 was $343,988.

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

The following table summarizes information about stock options activity during the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Year	5,845,158	$1.88	4,531,140	$0.78	4,138,026	$0.23
Granted	1,785,000	$2.15	1,970,000	$4.81	501,256	$3.36
Forfeited or Expired	(1,581,976)	$4.77	(375,654)	$3.55	(9,230)	$0.75
Exercised	(1,955,200)	$0.15	(280,328)	$0.48	(98,912)	$0.31
Outstanding, End of Year	4,092,982	$1.70	5,845,158	$1.88	4,531,140	$0.78
Exercisable, End of Year	2,064,232	$1.04

The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $1.25, $1.01 and $0.54, respectively.

In addition, former shareholders of certain acquisitions were granted a total of 955,000 options which were allocated to the purchase price associated with the respective acquisition.

Cash received from option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $567,932, $255,694 and $62,289 respectively.  The actual tax benefit realized for the tax deductions from option and warrant exercises totaled $1,492,130, $0 and $0 for the years ended December 31, 2006, 2005 and 2004.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following weighted averages:

	2006	2005	2004
Expected Life(in years)	3.49	3.36	2.90
Volatility	0.80	0.49	0.61
Risk Free Interest Rate	4.83%	3.47%	3.33%
Dividend Yield	0.00%	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Note 11 – Stockholder’s Equity

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

On March 20, 2006, the Company completed a private placement with institutional investors, to sell in a private placement, 26,500 shares of Series A Convertible Preferred Shares for $26.5 million.  The preferred stock is convertible into shares of the Company’s common stock upon the occurrence of certain events. If not converted, the Company will be required to redeem the preferred stock on the second anniversary of its issuance. The holders of the preferred stock were initially to be paid dividends on the preferred stock equal to 10% of the face value of the preferred stock.

In connection with the preferred stock offering, the Company also issued warrants to the institutional investors, exercisable for five years, to purchase up to 5,300,000 shares of common stock at an initial exercise price of $2.50 per share, subject to adjustments from time to time if the Company issues common stock, other than in connection with acquisitions or pursuant to a shareholder-approved incentive plan, at a price less than $2.50 per share.

In December, as an inducement for the remaining holders of our Series A Convertible Preferred Shares to convert we issued 2,000,005 million warrants to purchase our Common Stock at a price of $3.05 per share and 1,000,002 million warrants to purchase our Common Stock at a price of $4.00 per share.   These warrants are exercisable for five years.

In addition to options issued in accordance with acquisitions and other transactions, 1,760,000 options to purchase common stock at various prices were issued to employees and directors during the year ended December 31, 2006.

See “Acquisitions” and “Redeemable Preferred Stock and Warrants” for additional equity transaction disclosures.

Treasury Stock

The Company has 2,648,674 shares of stock in its treasury at a combined total cost of $843,881. The cost method was used in recording the purchase of the treasury stock.

Warrants Outstanding

As of December 31, 2006 and 2005, the Company has outstanding warrants for the potential issuance of 11,887,062 and 5,894,791 shares of common stock, respectively. These warrants were primarily issued in connection with private placements and debt issuances (see significant equity transactions). The Company issued a total of 8,300,013 warrants during 2006.  All of these warrants are exercisable for five years.

Warrants issued in 2005 and 2004 are primarily exercisable in 2 to 3 years. Warrants issued in prior years are primarily exercisable over a ten year period ending in the year 2010 through 2013. Exercise price ranges from $0.001 to $4.50. The weighted average grant date fair value of warrants issued during 2006 and 2005 was $1.20 and $0.00, respectively.

Note 12 - Net (Loss) Income Per Common Share.

Net (loss) income per share (basic) is calculated by dividing net (loss) income allocated to common shareholders by the weighted average number of shares of common stock outstanding during the year. Net (loss) income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

	2006	2005	2004
Basic
Average common shares outstanding	48,722,284	33,809,371	24,332,967

Net (Loss) Income	$565,191	($3,621)	$1,773,988
Dividends on redeemable preferred	(1,392,861)	0	0
Accretion of redeemable preferred	(2,849,012)	0	0
Warrants for Conversion of Preferred	(5,990,025)	0	0
Net (Loss) Income allocable to common shareholders	($9,666,707)	($3,621)	$1,773,988

Net (Loss) Income Per Common Share	($0.20)	$0.00	$0.07

Fully Diluted
Average common shares outstanding	48,722,284	33,809,371	24,332,967
Stock Options and other contingently issuable shares	12,885,392	5,657,691	5,931,337
Antidilutive stock options and contingently issuable shares	(12,885,392)	0	0
Average common shares outstanding assuming dilution	48,722,284	39,467,062	30,264,304

Net (Loss) Income Per Common Share	($0.20)	$0.00	$0.06

Note 13 - Advertising Costs

Advertising costs are expensed when incurred, and were $3,116,920 in 2006, $1,933,423 in 2005 and $1,030,037 in 2004.

Note 14 - Leasing Commitments

The Company leases certain office space and equipment. While most of the leases are operating leases, some equipment is leased under capital leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Rent expense was $1,116,466, $853,295 and $447,670 for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum lease payments under non-cancelable operating leases for the next five years are:

2007	$796,485
2008	700,828
2009	372,415
2010	335,546
2011	284,201
Thereafter	645,002
Total	$3,134,477

Note 15 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the year, the Company consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Operating Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had four operating segments as of December 31, 2006: network, direct, advertising and consumer services.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of sales, gross profit, operating profit and total assets for all reportable segments.  The “corporate” category in the “Income from Operations by Industry Segment” table consists of corporate expenses not allocated to any segments.  The “corporate” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

Net Revenue by Industry Segment
	2006		2005		2004
Segment	Amount	Percent	Amount	Percent	Amount	Percent
Network	$16,657,495	23.17	$5,071,544	12.54	$0	0.00
Direct	17,665,863	24.58	0	0.00	0	0.00
Advertising	25,309,540	35.21	27,117,595	67.06	15,223,527	86.39
Consumer	12,947,639	18.01	8,713,538	21.54	2,397,573	13.61
Elimination	(698,209)	(0.97)	(461,948)	(1.14)	0	0.00
Total	$71,882,328	100.00	$40,440,729	100.00	$17,621,100	100.00

Gross Profit by Industry Segment
Segment	2006	2005	2004
Network	$11,485,886	$4,636,160	$0
Direct	11,456,127	0	0
Advertising	10,659,507	15,499,064	11,867,147
Consumer	11,049,461	6,913,591	1,662,014
Elimination	(461,567)	(461,948)	0
Total	$44,189,414	$26,586,866	$13,529,161

Income from Operations by Industry Segment
Segment	2006	2005	2004
Network	$3,844,410	$451,002	$0
Direct	4,207,995	0	0
Advertising	(902,049)	163,619	2,685,466
Consumer Services	286,745	2,009,744	539,516
Corporate	(5,810,638)	(2,506,745)	(389,625)
Total	$1,626,463	$117,619	$2,835,357

Total Assets by Industry Segment
	December 31, 2006		December 31, 2005
Segment	Amount	Percent	Amount	Percent
Network	$30,731,419	25.53	$15,661,951	27.24
Direct	48,586,212	40.37	0	0.00
Advertising	14,954,928	12.43	12,551,952	21.83
Consumer Services	24,350,069	20.23	26,761,638	46.55
Corporate	1,774,512	1.44	2,518,778	4.38
Total	$120,397,139	100.00	$57,494,319	100.00

Note 16 – Subsequent Events

Agreement to Convert Preferred Stock

On December 12, 2006, the Company entered into separate legal agreements with the holders of $25 million of its Series A Convertible Preferred Stock, pursuant to which each holder agreed to convert all of its shares of preferred stock into an aggregate of 12.5 million shares of the Company’s common stock. The $2.00 per share conversion rate was established at the time the preferred stock was purchased by such investors in March 2006. As an inducement to effect the conversions, the Company issued additional warrants (“Warrants”) to the converting holders, exercisable for five years, to purchase up to an aggregate of 2,000,005 shares of common stock at an exercise price of $3.05 per share and an aggregate of 1,000,002 shares the Company’s common stock at an exercise price of $4.00 per share. The exercise prices and the number of shares underlying the Warrants are subject to adjustment in certain instances. As of February 28, 2007, all of the Company’s holders of preferred stock have converted to common stock. As a result, there are no shares of preferred stock outstanding.  Further, the Company agreed with each converting holder to file, within 60 business days following demand from any holder of the Warrants, a registration statement covering the shares of common stock issuable upon the exercise of the Warrants issued to such holder. If the registration statement is not filed within 60 days after demand or does not become effective within 120 days following such demand, then the Company may be subject to monetary penalties of up to $500,000 in the aggregate.

Divestiture of Online Dating Properties

On November 10, 2006 the Company announced a new letter of intent to sell our dating businesses to Mountains West Exploration Inc. The previous letter of intent to sell the dating businesses to Mountains West, issued March 22, 2006, had expired.  On February 9, 2007 the Company extended the previously announced letter of intent to sell its dating businesses to Mountains West Exploration Inc until March 30, 2007. The Company has not been unable to come to terms on definitive documents with Mountains West Exploration, Inc. and has therefore decided to end negotiations and focus its attention on expanding and integrating the dating properties into its core businesses.

Employment Agreements

Effective February 16, 2007, the Company entered into a separation agreement with George Douaire pursuant to which Mr. Douaire ceased serving as the president of its Consumer Services division. The Company does not believe that the effect of Mr. Douaire’s separation with the Company is material to it. Mr. Douaire is prohibited from competing with the Company for one year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2007.

THINK PARTNERSHIP INC. (Registrant)

By:	/s/ Scott P. Mitchell
Scott P. Mitchell, Director, Chief Executive Officer and Secretary

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Scott P. Mitchell	Director, President, Chief Executive Officer and Secretary	March 29, 2007
Scott P. Mitchell

/s/ Robert T. Geras	Director	March 29, 2007
Robert T. Geras

/s/ George Mellon	Director	March 29, 2007
George Mellon

/s/ Joshua Metnick	Director	March 29, 2007
Joshua Metnick

/s/ Patrick W. Walsh	Director	March 29, 2007
Patrick W. Walsh

/s/ Jody Brown	Chief Financial Officer and Treasurer	March 29, 2007
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

3.1	Articles of Incorporation of Registrant, as amended as of February 26, 2004.(3)

3.2	Amendment to Articles of Incorporation filed March 14, 2005. (18)

3.3	Restated By-Laws of Registrant. (9)

4.1	Form of Warrant to purchase common stock of Registrant for August 2004 offering. (6)

4.2	Form of Warrant to purchase common stock of Registrant for December 6, 2004 offering. (6)

4.3	Form of Registration Rights Agreement by and among Registrant and certain of its shareholders for December 6, 2004 offering. (6)

4.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Think Partnership Inc. (17)

4.5	Registration Rights Agreement dated as of March 20, 2006, by and among Think Partnership Inc. and the schedule of Buyers attached thereto. (17)

4.6	Form of Warrant by and among Think Partnership Inc. and the schedule of Buyers attached to Securities Purchase Agreement. (17)

4.7	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. *

4.8	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. *

10.1	Lease Agreement, dated November 24, 2003, between Duke Realty Limited Partnership and WebSourced, Inc. (3)

10.2	Agreement, dated April 22, 2005, by and among CGI Holding Corporation, PrimaryAds Merger Sub, Inc., PrimaryAds Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta. (8)

10.3	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Gregory J. Cox. (9)

10.4	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and M. Lewis Finch III. (9)

10.5	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Steven Thanhauser. (9)

10.6	Employment Agreement by and between Webcapades, Inc., PPI Acquisition Sub, Inc. and Paul Widisky. (9)

10.7	Employment Agreement, dated April 22, 2005 by and between Kenneth M. Harlan and PrimaryAds, Inc. (10)

10.8	Agreement by and among the Company, RESO Merger Sub, Inc. (a wholly owned subsidiary of the Company), Real Estate School Online Inc. and Perry Johannesburg, dated July 14, 2005. (11)

10.9	Employment Agreement by and among Real Estate School Online Inc. and Perry Johannesburg, dated July 15, 2005. (11)

10.10	Agreement by and among the Company, Vintacom Acquisition, ULC, Vintacom Holdings, Inc., and the shareholders of Vintacom Holdings, Inc., dated December 2, 2005. (12)

10.11	Employment Agreement by and between Vintacom Acquisition, ULC and Brad Hogg, dated December 2, 2005. (12)

10.12	Confidential Separation Agreement and General Release between S. Patrick Martin, WebSourced, Inc. and CGI Holding Corporation d/b/a Think Partnership Inc. (13)

10.13	Agreement by and among the Company, Morex Merger Sub, LLC, Morex Marketing Group, LLC, Lloyd Ecker, Robert Moore, Tina MacNicholl, and What If Holdings, LLC, dated January 20, 2006. (14)

10.14	Loan Agreement by and between Wachovia Bank, National Association and the Company, dated January 19, 2006. (14)

10.15	Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated January 19, 2006. (14)

10.16	Revolving Credit Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.17	Term Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.18	Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated January 19, 2006. (14)

10.19	Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of February 17, 2006. (15)

10.20	Amendment No. 1 to Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of March 17, 2006. (16)

10.21	Securities Purchase Agreement dated as of March 20, 2006 by and among Think Partnership Inc. and the investors listed on the Schedule of Buyers attached thereto. (17)

10.22	Share Purchase Agreemet by and among Think Partnership Inc and Jim Banks dated as of April 27, 2006.(19)

10.23

Agreement and Plan of Merger and Reorganization by and among Think Partnership Inc. iLead Acquisition Sub, Inc., THK, LLC, iLead Media, Inc., Brady Whittingham, David Nelson and Robert Seolas dated as of April 27, 2006.(19)

10.24

Securities Purchase Agreement dated as of June 30, 2006, among the selling stockholders identified on the signature page, Think Partnership Inc. and the investors identified on the signature pages hereto.(20)

10.25	Registration Rights Agreement as of June 30, 2006, by and among Think Partnership Inc., the selling stockholders identified in the signature pages hereto and the investors signatory.(20)

10.26	Employment agreement entered into this 3rd day of August, 2006, by and between Scott P. Mitchell and Think Partnership Inc.(21)

10.27

First Amendment to Agreement entered August 10, 2006, to be effective as of July 1, 2006, by and among Think Partnership Inc., PrimaryAds, Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta.(22)

10.28	Second Amendment to Agreement entered into August 10, 2006, to be effective as of July 1, 2006, by and among Think Partnership Inc., Litmus Media, Inc., and John Linden and Tobias Teeter.(22)

10.29

First Amendment to Agreement entered into August 10, 2006, to be effective as of July 1, 2006, by and among Think Partnership Inc., THK, LLC, and Brady Whittingham, David Nelson, and Robert Seolas.(22)

10.30	First Amendment to Agreement entered into August 10, 2006, to be effective as of July 1, 2006, by and between Think Partnership Inc., and James Banks.(22)

10.31	Employment Agreement, effective as of September 5, 2006, by and between Think Partnership Inc. and Jody Brown.(23)

16.1	Letter from Poulos & Bayer, dated August 26, 2004, regarding change in auditors. (1)

16.2	Letter from Poulos & Bayer, dated September 8, 2004, regarding change in auditors. (5)

21.1	List of Subsidiaries.*

23.1	Consent of Blackman Kallick Bartelstein LLP.*

31.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Press Release, dated March 29, 2007, announcing 4th Quarter and FY2006 Financial Results.

1	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

3	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

4	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

5	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

6

Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

7	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (SEC File No. 001-32442).

8	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005 (SEC File No. 033-19980-D).

9	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 033-19880-D).

10	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005 (SEC File No. 033-19880-D).

11	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005 (SEC File No. 033-19980-D).

12	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005 (SEC File No. 001-32442).

13	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005 (SEC File No. 001-32442).

14	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 (SEC File No. 001-32442).

15	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006 (SEC File No. 001-32442).

16	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

17	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

18	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006 (SEC File No. 033-19980-D).

19	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006 (SEC File No. 001-32442).

20	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006 (SEC File No. 001-32442).

21	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006 (SEC File No. 001-32442).

22	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 001-32442).

23	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (SEC File No. 001-32442).

*	Filed herewith