Form 10-Q
period 2007-03-31
THINK PARTNERSHIP INC
filed 2007-05-10
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2007

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_________________________________________________________________

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

As of May 10, 2007, 67,416,350 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

THINK PARTNERSHIP INC.

CONSOLIDATED BALANCE SHEET

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and Cash Equivalents	$3,468,202	$3,031,488
Restricted Cash	1,366,999	1,164,216
Accounts Receivable net of allowance for doubtful accounts of $79,162 and $68,920	9,817,842	11,397,761
Refundable Corporate Income Taxes	504,186	715,814
Prepaid Expenses and Other Current Assets	1,226,863	856,726
Total Current Assets	16,384,092	17,166,005
Equipment and Software, net	3,983,323	4,010,647
Other Assets
Goodwill	79,288,550	79,140,787
Intangible Assets	18,976,162	19,819,652
Other Assets	172,697	260,048
Total Other Assets	98,437,409	99,220,487
Total Assets	$118,804,824	$120,397,139
Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable –Current Portion	$0	$208,333
Note Payable – Related Party	38,767	37,326
Accounts Payable	5,475,869	6,335,623
Deferred Revenue	1,882,748	2,076,537
Client Prepaid Media Buys	146,334	168,002
Deferred Tax Liability	610,838	613,965
Accrued Payroll	614,819	354,073
Accrued Expenses	957,342	852,703
Other Current Liabilities	7,089	496,731
Total Current Liabilities	9,733,806	11,143,293
Long-Term Liabilities	15,515,505	15,930,020

Series A Redeemable Preferred – 26,500 shares authorized, 25,000 issued and outstanding	0	3,859,785

Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares —70,065,024 as of March 31 and 66,876,794 as of December 31	70,065	66,877
Outstanding Shares —67,416,350 as of March 31 and 64,228,120 as of December 31
Additional Paid in Capital	107,698,976	103,055,090
Accumulated Deficit	(13,649,491)	(12,986,723)
Accumulated Other Comprehensive Income	279,844	172,678
Treasury Stock	(843,881)	(843,881)
Total Shareholders’ Equity	93,555,513	89,464,041
Total Liabilities and Shareholders’ Equity	$118,804,824	$120,397,139

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

	2007	2006
Net Revenue	$17,661,284	$12,050,393
Cost of Revenue	8,335,314	3,353,880
Gross Profit	9,325,970	8,696,513
Operating Expenses
Selling, General and Administrative	8,962,062	9,056,568
Amortization of Purchased Intangibles	1,028,315	555,499
Loss from Operations	(664,407)	(915,554)
Other Income(Expenses)
Interest Income	21,148	860
Interest Expense	(225,469)	(242,381)
Other Income, Net	54,086	1,942
Loss before Income Tax Benefit	(814,642)	(1,155,133)
Income Tax Benefit	(287,401)	(446,493)
Net Loss	(527,241)	(708,640)
Other Comprehensive Income
Unrealized Gain on Securities	0	44,590
Reclassification Adjustment	2,577	0
Foreign Currency Adjustment	104,589	(49,570)
Comprehensive Loss	($420,075)	($713,620)
Net Loss Per Share
Basic	($0.01)	($0.02)
Fully Diluted	($0.01)	($0.02)
Weighted Average Shares(Basic)	65,646,865	40,033,321
Weighted Average Shares(Fully Diluted)	65,646,865	40,033,321

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2007

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2007	64,228,120	$66,877	$103,055,090	($12,986,723)	$172,678	($843,881)	$89,464,041

Exercise of Options and Warrants	688,230	688	161,648				162,336

Issuance costs			(18,458)				(18,458)

Conversions of Redeemable Preferred	2,500,000	2,500	4,127,307				4,129,807

Other Comprehensive Income					107,166		107,166

Stock Based Compensation Expense (FAS123R)			280,320				280,320

Other Stock Based Expenses			20,973				20,973

Accretion of redeemable preferred				(135,527)			(135,527)

Tax Benefit of Options Exercised			72,096				72,096

Net Loss, March 31, 2007				(527,241)			(527,241)

Balance at March 31, 2007	67,416,350	$70,065	$107,698,976	($13,649,491)	$279,844	($843,881)	$93,555,513

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

	2007	2006
Operating Activities
Net Loss	($527,241)	($708,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	2,019,064	1,059,641
Provision for Doubtful Accounts	17,953	78,280
Deferred Taxes	(287,370)	(446,493)
Stock Based Compensation	280,320	162,534
Excess Tax Benefits from Stock-Based Compensation	(69,212)	0
Other	(18,964)	0
Change in operating assets and liabilities:
Restricted Cash	(202,782)	407,619
Accounts Receivable	1,498,720	(117,227)
Prepaid Expenses and Other Assets	(241,276)	(143,844)
Refundable Corporate Income Taxes	211,628	575,000
Accounts Payable	(926,070)	200,282
Deferred Revenue	(195,674)	(461,102)
Other Accrued Expenses and Current Liabilities	260,769	(875,548)
Net cash provided by (used in) operating activities	1,819,865	(269,498)
Investing Activities
Purchases of Equipment and Software	(342,330)	(357,183)
Acquisition of Companies, net of cash acquired	0	(8,987,410)
Purchase of Names Database	(720,984)	(319,440)
Other Investing Activities	(37,742)	(175,807)
Net cash used in investing activities	(1,101,056)	(9,839,840)
Financing Activities
Principal Payments Made on Installment Notes	(219,278)	(574,327)
Proceeds from Installment Notes	0	2,500,000
Net Borrowings from Line of Credit	0	7,340,691
Proceeds from Equity Transactions, net of issuance costs	143,878	(25,281)
Dividends on Redeemable Preferred	(279,917)	0
Excess Tax Benefits from Stock-Based Compensation	69,212	0
Net cash (used in) provided by financing activities	(286,105)	9,241,083
Effect of exchange rate changes on cash and cash equivalents	4,011	(4,928)
Net Change – cash and cash equivalents	436,715	(873,183)
Cash and cash equivalents balance, January 1	3,031,487	2,609,114
Cash and cash equivalents balance, March 31	$3,468,202	$1,735,931
Supplemental Information
Interest Paid	$225,469	$242,380
Income Taxes (Refunded) Paid, Net	($167,493)	($575,000)

Non-Cash Investing and Financing Activities

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

Think Partnership Inc.
Footnotes to Consolidated Financial Statements
March 31, 2007 and 2006

Note 1 – Accounting Policies

The significant accounting policies of Think Partnership Inc. (the “Company”) are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006 (See Note 6 for additional information).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2007 and 2006, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

•

The put feature was valued using the present value of cash flows arising from multiple, probability-weighted outcomes. Management used its best estimate in developing probability scenarios. Fair value adjustments to the put feature will result in charges or credits to income in future periods. Such adjustments will arise from (i) changes in estimates underlying the probability-weighted model and (ii) the recognition of the time value (amortization component). The Company recorded a fair value adjustment of $30,718 as other income on the statement of operations during the quarter ended March 31, 2007.

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

Due to the contingent cash redemption features, the Series A Convertible Preferred Stock is required to be recorded outside of stockholders’ equity. The carrying value of Series A Convertible Preferred Stock was being accreted to its redemption value over the remaining redemption period through periodic charges to retained earnings using the effective method. Preferred accretion, which is reported as a reduction of net income for purposes of earnings per common share, amounted to approximately $0.1 million for the quarter ended March 31, 2007.

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

In December of 2006, 20,000 Shares of Series A Convertible Preferred Stock were converted to 10,000,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put was allocated to common stock and additional paid in capital.

On February 28, 2007, the remaining 5,000 Shares of Series A Convertible Preferred Stock were converted to 2,500,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put was allocated to common stock and additional paid in capital.

Stock-based compensation plans

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

Note 2 - Equipment and Software

The net carrying value of property and equipment at March 31, 2007 was:

Furniture & Fixtures	$685,368
Equipment	2,755,409
Software	2,524,291
Leasehold Improvements	548,532
Subtotal	6,513,600
Less: Accumulated Depreciation and Amortization	2,530,278
Net Property & Equipment	$3,983,323

Note 3 - Intangible Assets and Goodwill

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

During the second and third quarters of 2006, the goodwill associated with the acquisitions of Real Estate School Online, Inc., PrimaryAds, Inc. and Webcapades, Inc. was tested for impairment.  On December 31, 2006, goodwill associated with the acquisitions of MarketSmart Advertising, Inc., KowaBunga! Marketing, Inc., Personals Plus, Inc., Ozona Online Networks, Inc, Vintacom Media Group, Inc. and Morex Marketing Group LLC. were tested for impairment.  On March 31, 2007, the goodwill associated with the acquisitions of Litmus Media, Inc., PrimaryAds, Inc. and Web Diversity Ltd. was tested for impairment.  The Company determined that it did not have an impairment of goodwill associated with any of these acquisitions.

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets.  During 2006, the Company consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets, by segment, as of March 31, 2007:

Network Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$472,322	$552,689
Customer Relations	5 Years	3,400,000	1,228,889	2,171,111
Website Code and Development	5 Years	4,240,000	984,729	3,255,271
Trademarks	Indefinite	590,000	0	590,000
Goodwill		18,519,088	0	18,519,088
Totals		$27,774,099	$2,685,940	$25,088,159

Direct Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4-5 Years	$1,327,000	$295,451	$1,031,549
Names Database****	1-2 Years	4,743,742	2,324,378	2,419,364
Customer Relations	5 Years	2,400,000	416,841	1,983,159
Software	5 Years	1,100,000	187,917	912,083
Tradenames	Indefinite	470,000	0	470,000
Goodwill		35,396,044	0	35,396,044
Totals		$45,436,786	$3,224,587	$42,212,199

Note 3 - Intangible Assets and Goodwill (Continued)

Advertising Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$742,613	$344,479	$398,134
Customer Relations	8 Years	1,890,000	531,562	1,358,438
Supplier Relations	3 Years	30,596	8,556	22,040
Software Tools	5 Years	175,000	99,167	75,833
Trademarks	Indefinite	973,538	0	973,538
Goodwill		5,421,723	0	5,421,723
Totals		$9,233,470	$983,764	$8,249,706

Consumer Services Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$179,383	$77,837	$101,546
Customer Relations	6 months to 5 Years	494,000	233,958	260,042
Website Code	5 Years	2,139,508	836,709	1,302,799
Client Lists	7 Years	416,000	143,310	272,690
Vendor Relations	3 Years	82,000	46,694	35,306
Reference Materials	4 Years	571,000	243,865	327,135
Tradenames	Indefinite	463,435	0	463,435
Goodwill		19,951,694		19,951,694
Totals		$24,297,020	$1,582,373	$22,714,647

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$79,288,550	0	$79,288,550
Indefinite Life Intangibles	2,496,973	0	2,496,973
Other Intangibles	24,955,853	8,476,664	16,479,189

****  Amortization of Names Database included in cost of sales.

The Company’s amortization expense over the next five years is as follows:

2007	$4,721,108
2008	4,678,173
2009	3,603,475
2010	2,466,671
2011	750,073
Thereafter	259,689
Total	$16,479,189

Note 4 - Long Term Liabilities

The long term liabilities consisted of the following as of March 31, 2007:

Note Payable – Line of Credit	$11,700,000
Notes Payable – Related Party	27,453
Deferred Income Tax Payable	3,523,563
Deferred Rent	259,191
Other	5,298
Total	15,515,505

Note 5 - Stock-based compensation plans

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

As of March 31, 2007, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of March 31, 2007, we had 8.34 million shares available for grant under our 2005 Long-Term Incentive Plan.

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

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recorded stock-based compensation expense for equity incentive plans of $280,320 and $162,534 for the three months ended March 31, 2007 and 2006.

At March 31, 2007, the aggregate intrinsic value of all outstanding options was $2,383,798 with a weighted average remaining contractual term of 7.61 years, of which 1,164,797 of the outstanding options are currently exercisable with an aggregate intrinsic value of $1,857,248, a weighted average exercise price of $1.07 and a weighted average remaining contractual term of 5.13 years.  The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $1,726,344.  The total compensation cost at March 31, 2007 related to non-vested awards not yet recognized was $1,290,376 with an average expense recognition period of 2.0 years.  The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $1,734,518 and $4,344, respectively.

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

The following table summarizes information about stock options activity during the quarter ended March 31, 2007 and 2006 respectively.

	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	4,092,982	$1.70	5,845,158	$1.88
Granted	80,000	$2.95	50,000	$2.31
Forfeited or Expired	(506,235)	$2.64	(326,350)	$5.11
Exercised	(561,950)	$0.13	(2,200)	$0.16
Outstanding, End of Period	3,104,797	$1.86	5,566,608	$1.69
Exercisable, End of Period	1,164,797	$1.07	3,997,608	$0.57

The weighted average grant date fair value of options granted during the quarters ended March 31, 2007 and 2006 were $1.66 and $0.92, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the quarters ended March 31, 2007 and 2006 was $162,336 and $852, respectively.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted was estimated assuming the following weighted averages:

	2007	2006
Expected Life(in years)	3.50	3.00
Volatility	0.77	0.85
Risk Free Interest Rate	4.45%	4.48%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Note 6 – Income Taxes

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company’s 2004 income tax return was reviewed by the Internal Revenue Service.  No material items were discovered and the review was finalized in 2006.  The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2006.

Note 7 - Net Loss Per Common Share.

Net Loss per share (basic) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Net Loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

Note 7 - Net Loss Per Common Share. (Continued)

	2007	2006
Basic
Average common shares outstanding	65,646,865	40,033,321
Net Loss	($527,241)	($708,640)
Accretion of redeemable preferred	(135,527)	0
Net Loss allocable to common shareholders	($662,768)	($708,640)
Net Loss Per Common Share	($0.01)	($0.02)
Fully Diluted
Average common shares outstanding	65,646,865	40,033,321
Stock Options and other contingently issuable shares	4,500,213	4,896,648
Antidilutive stock options and contingently issuable shares	(4,500,213)	(4,896,648)
Average common shares outstanding assuming dilution	65,646,865	40,033,321
Net Loss Per Common Share	($0.01)	($0.02)

Note 8 - Impact of New Accounting Standards Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Note 9 - Accounting for Contingent Consideration

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

Note 9 - Accounting for Contingent Consideration (Continued)

During 2006, the Company paid to the former shareholder of Ozona Online Network, Inc. $25,000 to satisfy the earnout provisions of the purchase agreement.

Also, during 2006 the earnout provision related to the acquisition of Personals Plus, Inc. was terminated.

As of March 31, 2007, there are no liabilities under any other earnout agreements.

In addition, the former shareholders of the above acquisitions were granted a total of 955,000 options which were allocated to the purchase price.

(1)   The number of shares is dependent on future prices of the Company’s common stock.

(2)   Value of shares is dependent on future prices of the Company’s common stock.

Note 10 - Pro Forma Financial Information (Unaudited)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2006.

	Three Months Ended March 31, 2006
	Historical	Pro Forma Combined
Revenues	$12,050,393	$21,200,229
Net Loss	($708,640)	($404,079)
Net Loss Per Common Share
Basic	($0.02)	($0.01)
Fully Diluted	($0.02)	($0.01)

Note 11 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During 2006, the Company consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Operating Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had four operating segments as of March 31, 2007: network, direct, advertising and consumer services.  The Company evaluates the performance of each segment using pre-tax income or loss from operations.

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

Net Revenue by Industry Segment
	Three months ended March 31
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$3,574,126	20.24	$1,762,926	14.63
Direct	7,103,473	40.22	1,339,689	11.12
Advertising	4,655,886	26.36	5,318,811	44.14
Consumer Services	2,421,431	13.71	3,793,214	31.48
Elimination	(93,632)	(0.53)	(164,247)	(1.37)
Total Revenue	$17,661,284	100.00	$12,050,393	100.00

Gross Profit by Industry Segment
	Three months ended March 31
Segment	2007	2006
Network	$2,603,397	$1,652,871
Direct	3,454,639	1,072,554
Advertising	1,445,771	2,820,620
Consumer Services	1,857,070	3,314,715
Elimination	(34,907)	(164,247)
Total	$9,325,970	$8,696,513

Loss before Income Tax Benefit by Industry Segment
	Three months ended March 31
Segment	2007	2006
Network	$547,893	$62,396
Direct	622,787	579,300
Advertising	(354,227)	(59,453)
Consumer Services	135,580	(31,740)
Corporate	(1,766,675)	(1,705,636)
Total	($814,642)	($1,155,133)

Total Assets by Industry Segment
	March 31, 2007		March 31, 2006
Segment	Amount	Percent	Amount	Percent
Network	$30,367,811	25.56	$15,881,616	20.11
Direct	48,760,357	41.04	23,181,543	29.35
Advertising	14,258,931	12.00	12,349,980	15.64
Consumer Services	24,120,069	20.30	26,704,543	33.81
Corporate	1,297,656	1.10	865,836	1.09
Total	$118,804,824	100.00	$78,983,518	100.00

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2006 Form 10-K filed with the Securities and Exchange Commission on March 29, 2007. The “Risk Factors’ described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely effect our business, financial condition and/or operating results.   The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class marketing and technology solutions to businesses and individuals. Our business is organized into four segments:  Network, Direct, Advertising and Consumer Services.

We were incorporated in the State of Nevada in October 1987. As of May 9, 2007 we employed, through our operating subsidiaries, 254 persons. Our principal executive offices are located at 28050 US 19 North, Suite 509, Clearwater, Florida 33761. Our telephone number is (727) 324-0046. The address of our website is www.thinkpartnership.com.

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

Network Segment

Affiliate Network - consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) we recognize revenue as an agent in affiliate marketing transactions. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. Revenue is recognized when the related services are performed.

Search Network - In accordance with EITF 99-19, the company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Revenue from company owned networks are based on a “per click” basis and is recognized once the action is taken.

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

List Management Services - Substantially all of our revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with EITF 99-19, we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

Advertising Segment

Search Engine Enhancement Services - We recognize revenue in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”  As such, each deliverable is treated as a separate product or deliverable. We, therefore, recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

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

Other Critical Accounting Policies

•

All assets are depreciated over their estimated useful life using the straight line method. Intangible assets are amortized over their estimated lives using the straight line method. Goodwill is tested for impairment annually per SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

•

Prior to January 1, 2006, we accounted for employee stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires measurement of compensation cost for employee stock-based awards based upon fair value over the requisite service period for awards expected to vest. Furthermore, under SFAS 123R, liability based awards are recorded at fair value through to their settlement date.

Pursuant to the provisions of SFAS 123R, we applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee share-based payment awards granted or awards modified, repurchased or cancelled after December 31, 2005. Measurement and attribution of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized based upon the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, after adjustment for estimated forfeitures. Accordingly, SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all share-based payments based on grant-date fair value.

•

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2007 and December 31, 2006 were approximately $3.5 million and $3.0 million, respectively.  Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $2.9 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles.  As of March 31, 2007, the cash portion of these potential contingent payments totaled approximately $14.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2008 through the first quarter of 2009. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association(Wachovia). Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. As of March 31, 2007 we had $11.7 million due under the revolving credit note. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. This obligation was paid in full during the quarter ended March 31, 2007. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets. We used a portion of the proceeds from our preferred stock offering to repay approximately $14.7 million due to Wachovia on the revolving credit note during 2006. We also used $10.5 million from the line of credit to fund the cash portions of certain acquisitions during the 2006.

On April 5, 2006, we completed the sale of 26,500 shares of $1,000 stated value Series A Convertible Preferred Stock (liquidation preference $33.1 million) and warrants to purchase 5.3 million shares of our common stock for gross proceeds of $26.5 million ($24.7 million, net of direct financing costs). Pursuant to the Certificate of Designations, Series A Convertible Preferred Stock was convertible into shares of our common stock at a fixed conversion rate of $2.00 and, if not converted by March 20, 2008, was redeemable for cash of $2.00 per share. Series A Convertible Preferred Stock was also redeemable for cash upon a change in control and certain other events at an amount equal to 110% of the greater of (i) the stated value or (ii) the number of indexed shares at the closing market price on the date of the redemption triggering event. The Series A Convertible Preferred Stock was non- voting and carried a 10% cumulative dividend feature, reduced to 6% upon the registration of the underlying shares, which occurred on August 1, 2006.

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

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2007 of approximately $1.8 million consisted primarily of net loss of approximately $0.5 million adjusted for non-cash items of $1.9 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, deferred income taxes and approximately $0.4 million provided by working capital and other activities. Cash used by operating activities for the three months ended March 31, 2006 of approximately $0.3 million consisted primarily of a net loss of approximately $0.7 million adjusted for non-cash items of approximately $0.9 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and deferred income taxes, and approximately $0.5 million used by working capital and other activities.

We used cash in investing activities during 2007 and 2006. During the quarters ended March 31, 2007 and 2006 we used approximately $0.3 million and $0.4 million respectively to acquire equipment and software. We used approximately $0.7 million and $0.3 million during the quarters ended March 31, 2007 and 2006 to acquire data for our direct division.   We also used approximately $9.0 million to fund an acquisition in the first quarter of 2006.

We used approximately $0.3 million in financing activities during the quarter ended March 31, 2007 as opposed to generating approximately $9.2 million in cash from financing activities during the quarter ended March 31, 2006.  During the quarter ended March 31, 2007 we used approximately $0.2 million to pay down debt and approximately $0.3 million for the payment of dividends due.  We generated approximately $0.1 million from the exercise of stock options during the quarter.  The primary source of cash generated from financing activities in 2006 was proceeds, totaling approximately $7.3 million, from draws on our line of credit with Wachovia and proceeds from an installment note with Wachovia totaling $2.5 million. These proceeds were offset by cash used to repay principal on outstanding debt of approximately $570,000.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2007 and 2006.

Operating Revenues

Operating revenues by business segment are presented below.

	Three months ended March 31
Segment	2007	2006	% Change
Network	$3,574,126	$1,762,926	102.74
Direct	7,103,473	1,339,689	430.23
Advertising	4,655,886	5,318,811	(12.46)
Consumer Services	2,421,431	3,793,214	(36.16)
Elimination	(93,632)	(164,246)	(42.99)
Total Revenue	$17,661,284	$12,050,394	46.56

Three Months Ended March 31, 2007 and 2006

Revenue for the three months ended March 31, 2007 increased approximately $5.6 million to approximately $17.6 million from the same period in the prior fiscal year.  Revenue from our Network segment increased approximately $1.8 million to $3.6 million from the same period last year.  The acquisitions of our search network contributed approximately $1.3 million in revenue during the current year.  The remaining growth was due to increased revenue derived from our affiliate networks and software.   Revenue from our Direct segment contributed approximately $7.1 million during the three months ended March 31, 2007 an increase of approximately $5.8 million from the previous year.  We completed an acquisition in May of 2006 which further expanded our revenue base to include online memberships.  Revenue from online memberships contributed approximately $5.3 million during the first quarter of 2007.  Revenue from our Advertising segment decreased by approximately $0.7 million during the three months ended March 31, 2007, compared to the same period last year.  Search engine enhancement revenue decreased by approximately $2.4 million during the current period as compared to last year.  This was offset by increased paid search revenue of approximately $2.1 million derived from our foreign operations.  Revenue from our Consumer services segment decreased approximately $1.4 million to approximately $3.8 million from the same period last year.  Revenue from our dating properties has declined by approximately $1.2 million during the current quarter as compared to the prior year.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended March 31
	2007	2006
Gross Profit
Network	$2,603,397	$1,652,871
Direct	3,454,639	1,072,554
Advertising	1,445,771	2,820,620
Consumer Services	1,857,070	3,314,715
Corporate and Elimination	(34,907)	(164,246)
Total Gross Profit	$9,325,970	$8,696,513

The gross profits for the three months ended March 31, 2007 were approximately $9.3 million, 53% of sales.  In contrast the gross profits for the equivalent period in 2006 were approximately $8.7 million, 72% of sales.

Gross profit from our Network segment for the quarter ended March 31, 2007 was approximately $2.6 million, 73% of sales compared to approximately $1.7 million or 94% of sales for the quarter ended March 31, 2006.  The decrease in gross profit percentage is due to the addition of our search network in the second quarter of 2006.  The gross profit derived from this revenue source is approximately 34% of revenue.  Our gross profit percentage from our affiliate network is approximately 94% of revenue.  As the revenue mix between our networks changes so will our gross profit percentage for this segment.

Gross profit from our Direct segment for the quarter ended March 31, 2007 was approximately $3.5 million, 49% of sales compared to approximately $1.1 million or 80% of sales for the quarter ended March 31, 2006.  The decrease in gross profit percentage during the quarter was mainly attributable to two factors.  First, revenue from our email marketing campaigns which has traditionally higher margins decreased significantly during the first quarter.  Second, we completed an acquisition in May of 2006 which further expanded our revenue base to include online memberships.  Gross profit margins from this revenue source are much lower and therefore our gross margin has decreased from the prior year.

Gross profit from our Advertising segment for the quarter ended March 31, 2007 was approximately $1.4 million, 31% of sales compared to approximately $2.8 million or 53% of sales for the quarter ended March 31, 2006.  Gross profit from our search engine enhancement services decreased by approximately $1.7 million for the quarter ended March 31, 2007 as compared to the same period last year.  These types of services had produced gross margins of approximately 66%.  As our revenue from this segment shifts to more traditional offline and paid search, the gross profit will decline.  Our traditional offline marketing services produce gross margins of approximately 35% while our paid search margins are approximately 15%.

Gross profit from our Consumer services segment for the quarter ended March 31, 2007 was approximately $1.9 million, 77% of sales compared to approximately $3.3 million or 87% of sales for the quarter ended March 31, 2006.  The gross margins relating to revenue derived from online education products has declined by approximately 10% as compared to last year.  Also, certain costs characterized as cost of sales in the online dating do not decrease in relation to decreases in revenue. Due to this fact, as our revenue decreases our gross profit margin will also decrease.

Selling, general and administrative expenses were approximately $9.0 million, 51% of sales for the three months ended March 31, 2007.  For the same period last year, these expenses totaled approximately $9.1 million, 75% of sales.

Our selling, general and administrative expenses declined in three of our operating segments.  In our Network segment these expenses declined from 77% of revenue in the first quarter of 2006 to 45% of revenue for the most recent quarter.  This decline was due to the acquisition of Litmus Media in the second quarter of 2006 and also the varying revenue mix within this segment.  As revenue from our affiliate network increases, the percentage of selling, general and administrative expenses in relation to sales will also decrease.  The selling, general and administrative expenses in our Advertising segment decreased from 52% of revenue in the quarter ended March 31, 2006 to 36% of revenue for the quarter ended March 31, 2007.  This was due to the acquisition of Web Diversity in May of 2006.  In our Consumer services segment these expenses were 63% for the current quarter as opposed to 83% for the same period last year.  These expenses declined as a result of our consolidation efforts over the last twelve months.  In our Direct segment our selling general and administrative expenses remained consistent and were 36% and 35% for the quarters ended March 31, 2007 and 2006 respectively.  Corporate overhead expenses increased to approximately $1.6 million from approximately $1.5 million for the quarters ended March 31, 2007 and 2006 respectively.  The increase was mainly attributable to an increased in stock based compensation of approximately $150,000.

Amortization of purchased intangibles was approximately $1.0 million and $0.6 for the three months ended March 31, 2007 and 2006 respectively.  Amortization has increased as compared to last year due to three acquisitions completed in the second quarter of 2006.

Interest expense for the three months ended March 31, 2007 and 2006 was approximately $0.2 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent..

Net Income (Loss) Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $0.7 million for the three months ended March 31, 2007 and 2006.  During the quarter ended March 31, 2007 we incurred a charge of approximately $0.1 million for accretion of redeemable preferred stock as compared to $0.0 million in 2006.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During 2006, we consolidated certain subsidiaries containing similar products, services and customer classes into four segments. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had four operating segments as of March 31, 2007: network, direct, advertising and consumer services.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

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

Net Revenue by Industry Segment
	Three months ended March 31
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$3,574,126	20.24	$1,762,926	14.63
Direct	7,103,473	40.22	1,339,689	11.12
Advertising	4,655,886	26.36	5,318,811	44.14
Consumer Services	2,421,431	13.71	3,793,214	31.48
Elimination	(93,632)	(0.53)	(164,247)	(1.37)
Total Revenue	$17,661,284	100.00	$12,050,393	100.00

Gross Profit by Industry Segment
	Three months ended March 31
Segment	2007	2006
Network	$2,603,397	$1,652,871
Direct	3,454,639	1,072,554
Advertising	1,445,771	2,820,620
Consumer Services	1,857,070	3,314,715
Elimination	(34,907)	(164,247)
Total	$9,325,970	$8,696,513

Loss before Income Tax Benefit by Industry Segment
	Three months ended March 31
Segment	2007	2006
Network	$547,893	$62,396
Direct	622,787	579,300
Advertising	(354,227)	(59,453)
Consumer Services	135,580	(31,740)
Corporate	(1,766,675)	(1,705,636)
Total	($814,642)	($1,155,133)

Total Assets by Industry Segment
	March 31, 2007		March 31, 2006
Segment	Amount	Percent	Amount	Percent
Network	$30,367,811	25.56	$15,881,616	20.11
Direct	48,760,357	41.04	23,181,543	29.35
Advertising	14,258,931	12.00	12,349,980	15.64
Consumer Services	24,120,069	20.30	26,704,543	33.81
Corporate	1,297,656	1.10	865,836	1.09
Total	$118,804,824	100.00	$78,983,518	100.00

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next two years are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 based on debt outstanding at March 31, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009

Fixed Rate Debt	28,894	37,326	-
Weighted average interest rate	6.76%	6.77%	-

Variable rate debt	-	-	11,700,000
Weighted average interest rate	-	-	7.42%

The table above does not reflect indebtedness incurred after March 31, 2007.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 6% of our consolidated costs and expenses are denominated in Canadian Dollars and approximately 8% of our consolidated revenue and costs are denominated in British Pounds.  As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars, Canadian Dollars and British Pounds. If the Canadian Dollar or British Pound depreciates against the U.S. Dollar, the amount of our foreign income and expenses expressed in our U.S. Dollar financial statements will be affected. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.  We currently incur approximately $4.4 million of annual expenses payable in Canadian dollars.  If the exchange rate were to change by $0.01, our net earnings would change by $44,000.  We currently generate approximately $9.0 million of income and incur approximately $8.75 million of expenses in British Pounds.  Since our British Pounds income and expenses are approximately equal the effect of an exchange rate change is expected to have minimal effect on our consolidated profit.

Item 4.

Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 29, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us in the quarterly period ended March 31, 2007 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock in private transactions to persons who we believed were existing security holders or “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Sections  3(9) and 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On January 29, 2007, we issued 50,000 shares of common stock to the Chadd Lomoglio pursuant to the exercise of warrants at $0.15 and $0.19 per share.

On February 2, 2007, we issued 750 shares of common stock to Judson Vanzee pursuant to the exercise of warrants at $0.16 per share.

On February 2, 2007, we issued 1,200 shares of common stock to Kreg Gresham pursuant to the exercise of warrants at $0.16 per share.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2007.

THINK PARTNERSHIP INC.
By: /s/ Scott P. Mitchell
Scott P. Mitchell, Director, Chief Executive Officer, and Secretary

By: /s/ Jody Brown
Jody Brown, Chief Financial Officer and Treasurer