Form 10-Q
period 2007-06-30
THINK PARTNERSHIP INC
filed 2007-08-09
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

For Quarter Ended    Commission File Number  001-32442

Think Partnership Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

28050 U.S. 19 North, Clearwater, Florida 33761
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:    (727) 324-0046

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]       No [   ]

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

 Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  [  ]  No [ X ]

As of August 8, 2007, 67,646,350 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

THINK PARTNERSHIP INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and Cash Equivalents	$1,297,271	$3,031,488
Restricted Cash	1,305,861	1,164,216
Accounts Receivable net of allowance for doubtful accounts of $141,197 and $68,920	9,933,141	11,397,761
Refundable Corporate Income Taxes	504,187	715,814
Prepaid Expenses and Other Current Assets	1,467,157	856,726
Total Current Assets	14,507,617	17,166,005
Equipment and Software, net	3,891,087	4,010,647
Other Assets
Goodwill	79,702,752	79,140,787
Intangible Assets	18,218,405	19,819,652
Other Assets	294,084	260,048
Total Other Assets	98,215,241	99,220,487
Total Assets	$116,613,945	$120,397,139

(continued)

	June 30, 2007	December 31, 2006
Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable –Current Portion	$0	$208,333
Note Payable – Related Party	39,516	37,326
Accounts Payable	5,275,191	6,335,623
Deferred Revenue	1,721,765	2,076,537
Client Prepaid Media Buys	125,378	168,002
Deferred Tax Liability	601,455	613,965
Accrued Payroll	371,247	354,073
Accrued Expenses	596,534	852,703
Other Current Liabilities	6,660	496,731
Total Current Liabilities	8,737,746	11,143,293
Long-Term Liabilities	13,459,791	15,930,020
Series A Redeemable Preferred – 26,500 shares authorized, 0 and 25,000 issued and outstanding	0	3,859,785
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares — 70,295,024 as of June 30 and 66,876,794 as of December 31	70,295	66,877
Outstanding Shares — 67,646,350 as of June 30 and 64,228,120 as of December 31
Additional Paid in Capital	105,336,269	100,206,078
Accumulated Deficit	(11,013,634)	(10,137,711)
Accumulated Other Comprehensive Income	867,359	172,678
Treasury Stock	(843,881)	(843,881)
Total Shareholders’ Equity	94,416,408	89,464,041
Total Liabilities and Shareholders’ Equity	$116,613,945	$120,397,139

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six and Three Months Ended June 30, 2007 and 2006

	Six Months Ended		Three Months Ended
	2007	2006	2007	2006
Net Revenue	$34,599,677	$31,352,031	$16,938,393	$19,301,638
Cost of Revenue	16,221,148	11,361,382	7,885,834	8,007,502
Gross Profit	18,378,529	19,990,649	9,052,559	11,294,136
Operating Expenses
Selling, General and Administrative	17,370,988	19,157,428	8,408,926	10,100,860
Amortization of Purchased Intangibles	2,028,921	1,424,432	1,000,606	868,933
(Loss)Income from Operations	(1,021,380)	(591,211)	(356,973)	324,343
Other Income(Expenses)
Interest Income	22,839	4,274	1,691	3,414
Interest Expense	(432,570)	(435,951)	(207,101)	(193,570)
Other Income, Net	54,086	(7,150)	0	(9,092)
(Loss)Income before Income Tax (Benefit) Expense	(1,377,025)	(1,030,038)	(562,383)	125,095
Income Tax (Benefit) Expense	(501,102)	(394,298)	(213,701)	52,195
Net (Loss) Income	(875,923)	(635,740)	(348,682)	72,900
Other Comprehensive Income
Unrealized Gain on Securities	2,854	63,944	2,854	19,354
Reclassification Adjustment	2,577	0	0	0
Foreign Currency Adjustment	689,250	246,507	584,661	296,077
Comprehensive (Loss) Income	($181,242)	($325,289)	$238,833	$388,331
Net Loss Per Share
Basic	($0.02)	($0.05)	($0.01)	($0.03)
Fully Diluted	($0.02)	($0.05)	($0.01)	($0.03)
Weighted Average Shares(Basic)	66,590,308	43,423,722	67,523,383	46,776,865
Weighted Average Shares(Fully Diluted)	66,590,308	43,423,722	67,523,383	46,776,865

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2007

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
January 1, 2007, as previously reported	64,228,120	$66,877	$103,055,090	($12,986,723)	$172,678	($843,881)	$89,464,041
Reclassification of 2006 Accretion Charges (Note 5)			(2,849,012)	2,849,012			0
January 1, 2007, as restated	64,228,120	66,877	100,206,078	(10,137,711)	172,678	(843,881)	89,464,041
Exercise of Options and Warrants	918,230	918	255,218				256,136
Issuance costs			(18,458)				(18,458)
Conversions of Redeemable Preferred	2,500,000	2,500	4,127,307				4,129,807
Other Comprehensive Income					694,681		694,681
Stock Based Compensation Expense (FAS123R)			615,226				615,226
Other Stock Based Expenses			41,946				41,946
Accretion of redeemable preferred			(135,527)				(135,527)
Tax Benefit of Options Exercised			244,479				244,479
Net Loss, June 30, 2007				(875,923)			(875,923)
Balance at June 30, 2007	67,646,350	$70,295	$105,336,269	($11,013,634)	$867,359	($843,881)	$94,416,408

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

	2007	2006
Operating Activities
Net Loss	($875,922)	($635,740)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	4,105,764	2,600,654
Provision for Doubtful Accounts	83,120	231,967
Deferred Taxes	(524,054)	(518,910)
Stock Based Compensation	615,226	301,040
Excess Tax Benefits from Stock-Based Compensation	(212,060)	0
Other	51,899	31,004
Change in operating assets and liabilities:
Restricted Cash	(141,645)	567,643
Accounts Receivable	1,356,095	(1,175,443)
Prepaid Expenses and Other Assets	(555,510)	(99,110)
Refundable Corporate Income Taxes	211,628	879,355
Accounts Payable	(1,162,665)	140,121
Deferred Revenue	(363,339)	(895,225)
Other Accrued Expenses and Current Liabilities	(275,552)	(1,668,265)
Net cash provided by (used in) operating activities	2,312,985	(240,909)
Investing Activities
Purchases of equipment and software	(604,442)	(696,321)
Acquisition of Companies, net of cash acquired	0	(26,099,296)
Purchase of Names Database	(1,573,110)	(1,055,681)
Other Investing Activities	(79,236)	146,963
Net cash used in investing activities	(2,256,788)	(27,704,335)
Financing Activities
Principal Payments Made on Installment Notes Payable	(230,413)	(1,380,997)
Proceeds from Installment Notes	0	2,500,000
Net (Repayments) Proceeds from Line of Credit	(1,747,000)	3,289,063
Proceeds from Equity Transactions, net of issuance costs	237,678	23,216,344
Embedded Put	0	1,181,150
Excess Tax Benefits from Stock-Based Compensation	212,060	0
Dividends Paid	(279,917)	(625,694)
Net cash (used in) provided by financing activities	(1,807,592)	28,179,866
Effect of exchange rate changes on cash and cash equivalents	17,178	11,155
Net Change – cash and cash equivalents	(1,734,217)	245,777
Cash and cash equivalents balance, January 1	3,031,488	2,609,114
Cash and cash equivalents balance, June 30	$1,297,271	$2,854,891
Supplemental Information
Interest Paid	$432,570	$435,951
Income Taxes Refunded, Net	($167,493)	($762,243)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NonCash Investing and Financing Activities

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
June 30, 2007 and 2006

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006 (See Note 7 for additional information).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended June 30, 2007 and 2006, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six and three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Due to the contingent cash redemption features, the Series A Convertible Preferred Stock is required to be recorded outside of stockholders’ equity. The carrying value of Series A Convertible Preferred Stock was being accreted to its redemption value over the remaining redemption period through periodic charges to retained earnings using the effective method. Preferred accretion, which is reported as a reduction of net income for purposes of earnings per common share, amounted to approximately $0.1 million for the six months ended June 30, 2007.

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

Note 2 - Equipment and Software

The net carrying value of property and equipment at June 30, 2007 was:

Furniture & Fixtures	$763,067
Equipment	2,819,935
Software	2,688,968
Leasehold Improvements	548,532
Subtotal	6,820,502
Less: Accumulated Depreciation and Amortization	2,929,415
Net Property & Equipment	$3,891,087

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

During the third quarter of 2006, the goodwill associated with the acquisition of Webcapades, Inc. was tested for impairment.  On December 31, 2006, goodwill associated with the acquisitions of MarketSmart Advertising, Inc., KowaBunga! Marketing, Inc., Personals Plus, Inc., Ozona Online Networks, Inc, Vintacom Media Group, Inc. and Morex Marketing Group LLC. was tested for impairment.  On March 31, 2007, the goodwill associated with the acquisitions of Litmus Media, Inc., PrimaryAds, Inc. and Web Diversity Ltd. was tested for impairment.  On June 30, 2007, the goodwill associated with the acquisitions of iLead Media, Inc. and Real Estate School Online, Inc. was tested for impairment.  The Company determined that it did not have an impairment of goodwill associated with any of these acquisitions.

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets.  During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets, by segment, as of June 30, 2007:

Network Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$549,910	$475,101
Customer Relations	5 Years	3,400,000	1,398,889	2,001,111
Website Code and Development	5 Years	4,210,000	1,163,729	3,046,271
Trademarks	Indefinite	590,000	0	590,000
Goodwill		18,519,088	0	18,519,088
Totals		$27,744,099	$3,112,528	$24,631,571

Direct Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$1,511,439	$468,189	$1,043,250
Names Database****	1-2 Years	5,595,867	2,999,224	2,596,643
Customer Relations	5 Years	2,894,000	790,550	2,103,450
Software	5 Years	3,291,334	1,186,405	2,104,929
Client Lists	7 Years	416,000	158,167	257,833
Vendor Relations	3 Years	82,000	53,528	28,472
Reference Materials	4 Years	571,000	279,552	291,448
Tradenames	Indefinite	952,396	0	952,396
Goodwill		55,726,922	0	55,726,922
Totals		$71,040,958	$5,935,615	$65,105,343

Advertising Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$747,614	$389,792	$357,822
Customer Relations	8 Years	1,890,000	590,625	1,299,375
Supplier Relations	3 Years	31,333	10,889	20,444
Software Tools	5 Years	175,000	107,917	67,083
Trademarks	Indefinite	982,777	0	982,777
Goodwill		5,456,742	0	5,456,742
Totals		$9,283,466	$1,099,223	$8,184,243

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$79,702,752	0	$79,702,752
Indefinite Life Intangibles	2,525,173	0	2,525,173
Other Intangibles	25,840,598	10,147,366	15,693,232

**** Amortization of Names Database included in cost of sales.

 The Company’s amortization expense over the next five years is as follows:

2007	$3,361,118
2008	5,069,787
2009	3,704,200
2010	2,460,671
2011	774,073
Thereafter	323,383
Total	$15,693,232

Note 4 - Long Term Liabilities

The long term liabilities consisted of the following as of June 30, 2007:

Note Payable – Line of Credit	$9,953,000
Notes Payable – Related Party	17,235
Deferred Income Tax Payable	3,123,584
Deferred Rent	258,288
Other	107,684
Total	$13,459,791

Note 5 - Reclassification of Accretion Charges

The company has reclassified the additional paid in capital and accumulated deficit in shareholders’ equity to properly reflect the accounting for accretion charges relating to the convertible preferred for 2006 and 2007. Accretion charges are allocated to retained earnings as long as the company has positive retained earnings. If the company does not have retained earnings, accretion charges are characterized as a reduction of paid in capital. In 2006, the company did not have sufficient retained earnings to charge the accretion to retained earnings. However, entries had been made to increase the accumulated deficit. The Company has reduced additional paid in capital and accumulated deficit for 2006 in the amount of $2,849,012, to reflect this reclassification.

Note 6 - Stock-based compensation plans

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

As of June 30, 2007, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of June 30, 2007, we had 8.34 million shares available for grant under our 2005 Long-Term Incentive Plan.

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

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recorded stock-based compensation expense for equity incentive plans of $615,226 and $301,040 for the six months ended June 30, 2007 and 2006.  The Company recorded stock-based compensation expense for equity incentive plans of $334,906 and $138,506 for the three months ended June 30, 2007 and 2006.

At June 30, 2007, the aggregate intrinsic value of all outstanding options was $3,206,332 with a weighted average remaining contractual term of 7.37 years, of which 972,597 of the outstanding options are currently exercisable with an aggregate intrinsic value of $1,884,982, a weighted average exercise price of $1.21 and a weighted average remaining contractual term of 4.66 years.  The total intrinsic value of options exercised during the six and three months ended June 30, 2007 was $2,260,344 and $534,000, respectively.  The total compensation cost at June 30, 2007 related to non-vested awards not yet recognized was $872,308 with an average expense recognition period of 1.86 years.  The total intrinsic value of options exercised during the six and three months ended June 30, 2006 was $334,024 and $329,680, respectively.

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

The following table summarizes information about stock options activity during the six months ended June 30, 2007 and 2006 respectively.

	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	4,092,982	$1.70	5,845,158	$1.88
Granted	125,000	$3.03	50,000	$2.31
Forfeited or Expired	(688,435)	$2.57	(346,000)	$5.03
Exercised	(761,950)	$0.13	(214,200)	$0.29
Outstanding, End of Period	2,767,597	$1.97	5,334,958	$1.74
Exercisable, End of Period	972,597	$1.21	3,884,958	$0.63

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 were $1.25 and $0.92, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was $256,136 and $62,672, respectively.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted was estimated assuming the following weighted averages:

	2007	2006
Expected Life(in years)	3.50	3.00
Volatility	0.75	0.85
Risk Free Interest Rate	4.63%	4.48%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Note 7 – Income Taxes

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

Note 8 - Net Loss Per Common Share.

Net Loss per common share (basic) is calculated by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Net Loss per common share (fully diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Basic
Average common shares outstanding	66,590,308	43,423,722	67,523,383	46,776,865
Net (Loss)/Profit	($875,923)	($635,740)	($346,682)	$72,900
Dividends on redeemable preferred	0	(625,694)	0	(625,694)
Accretion of redeemable preferred	(135,527)	(930,513)	0	(930,513)
Net Loss allocable to common shareholders	($1,011,450)	($2,191,947)	($346,682)	($1,483,307)
Net Loss Per Common Share	($0.02)	($0.05)	($0.01)	($0.03)
Fully Diluted
Average common shares outstanding	66,590,308	43,423,722	67,523,383	46,776,865
Stock Options and other contingently issuable shares	2,945,345	11,112,343	1,435,275	17,227,362
Antidilutive stock options and contingently issuable shares	(2,945,345)	(11,112,343)	(1,435,275)	(17,227,362)
Average common shares outstanding assuming dilution	66,590,308	43,423,722	67,523,383	46,776,865
Net Loss Per Common Share	($0.02)	($0.05)	($0.01)	($0.03)

Note 9 - Impact of New Accounting Standards Recent Accounting Pronouncements

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

Note 10 - Accounting for Contingent Consideration

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

Acquired Entity	Maximum Future Cash Consideration	Maximum Future Stock Consideration ($ value(1))	Maximum Earnout Consideration ($ value)
Real Estate School Online	$250,000	$250,000	$500,000
Morex Marketing Group LLC	14,125,112	14,125,112	28,250,224
Totals	$14,375,112	$14,375,112	$28,750,224

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

As of June 30, 2007, there are no liabilities under any other earnout agreements.

In addition, the former shareholders of the above acquisitions were granted a total of 955,000 options which were allocated to the purchase price.

(1)   The number of shares is dependent on future prices of the Company’s common stock.

(2)   Value of shares is dependent on future prices of the Company’s common stock.

Note 11 - Pro Forma Financial Information (Unaudited)

The pro forma results are not indicative of the results of operations had the acquisition taken place at the beginning of the year (or future results of the combined companies).

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2006.

	Six Months Ended June 30, 2006		Three Months Ended June 30, 2006
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	$31,352,031	$43,843,675	$19,301,638	$22,643,446
Net (Loss) Profit	($635,740)	($57,558)	$72,900	$346,521
Net Loss Per Common Share
Basic	($0.05)	($0.03)	($0.03)	($0.02)
Fully Diluted	($0.05)	($0.03)	($0.03)	($0.02)

Note 12 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the quarter, the Company consolidated its Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Operating Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had three operating segments as of June 30, 2007: network, direct and advertising.  The Company evaluates the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit, operating profit and total assets for all reportable segments.  The “corporate” category in the “Income from Operations by Industry Segment” table consists of corporate expenses not allocated to any segment.  The “corporate” category in the “Total Assets By Industry Segment” table consists of assets that the Company owns that are not otherwise allocated to a particular segment.

Net Revenue by Industry Segment
	Six months ended June 30,
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$7,442,384	21.51	$7,493,733	23.90
Direct	18,505,413	53.48	12,169,092	38.81
Advertising	9,017,580	26.06	11,985,269	38.23
Elimination	(365,700)	(1.05)	(296,063)	(0.94)
Total Revenue	$34,599,677	100.00	$31,352,031	100.00

Net Revenue by Industry Segment
	Three months ended June 30,
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$3,868,258	22.84	$5,730,807	29.69
Direct	8,980,508	53.02	7,036,189	36.45
Advertising	4,361,694	25.75	6,666,459	34.54
Elimination	(272,067)	(1.61)	(131,817)	(0.68)
Total Revenue	$16,938,393	100.00	$19,301,638	100.00

Gross Profit by Industry Segment
	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2007	2006	2007	2006
Network	$5,291,525	$4,878,722	$2,688,129	$3,225,851
Direct	10,585,819	9,687,496	5,274,109	5,300,227
Advertising	2,613,035	5,720,495	1,167,264	2,899,875
Elimination	(111,850)	(296,064)	(76,943)	(131,817)
Total	$18,378,529	$19,990,649	$9,052,559	$11,294,136

(Loss) Profit before Income Taxes by Industry Segment
	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2007	2006	2007	2006
Network	$1,317,164	$1,310,313	$769,271	$1,247,917
Direct	2,011,711	1,377,281	1,253,344	829,721
Advertising	(933,661)	(287,886)	(579,434)	(228,433)
Elimination	(3,772,239)	(3,429,746)	(2,005,564)	(1,724,110)
Total	($1,377,025)	($1,030,038)	($562,383)	$125,095

Total Assets by Industry Segment
	June 30, 2007		June 30, 2006
Segment	Amount	Percent	Amount	Percent
Network	$29,638,943	25.42	$34,279,854	28.26
Direct	72,621,606	62.28	70,748,173	58.33
Advertising	13,871,194	11.89	15,553,894	12.82
Corporate	482,202	0.41	708,158	0.59
Total	$116,613,945	100.00	$121,290,079	100.00

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

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class marketing and technology solutions to businesses and individuals. Our business is organized into three segments:  Network, Direct and Advertising.

We were incorporated in the State of Nevada in October 1987. As of August 8, 2007 we employed, through our operating subsidiaries, 231 persons. Our principal executive offices are located at 28050 US 19 North, Suite 509, Clearwater, Florida 33761. Our telephone number is (727) 324-0046. The address of our website is www.thinkpartnership.com.

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

Other Critical Accounting Policies

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2007 and December 31, 2006 were approximately $1.3 million and $3.0 million, respectively.  Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $0.4 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles.  As of June 30, 2007, the cash portion of these potential contingent payments totaled approximately $14.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2008 through the first quarter of 2009. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association(Wachovia). Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. As of June 30, 2007 we had $10.0 million due under the revolving credit note. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. This obligation was paid in full during the quarter ended March 31, 2007. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets. We used a portion of the proceeds from our preferred stock offering to repay approximately $14.7 million due to Wachovia on the revolving credit note during 2006. We also used $10.5 million from the line of credit to fund the cash portions of certain acquisitions during the 2006.

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

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2007 of approximately $2.3 million consisted primarily of net loss of approximately $0.9 million adjusted for non-cash items of $4.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, deferred income taxes and approximately $0.9 million used by working capital and other activities. Cash used by operating activities for the six months ended June 30, 2006 of approximately $0.2 million consisted primarily of a net loss of approximately $0.6 million adjusted for non-cash items of approximately $2.6 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and deferred income taxes, and approximately $2.2 million used by working capital and other activities.

We used cash in investing activities during 2007 and 2006. During the six months ended June 30, 2007 and 2006 we used approximately $0.6 million and $0.7 million respectively to acquire equipment and software. We used approximately $1.6 million and $1.1 million during the six months ended June 30, 2007 and 2006 to acquire data for our direct division.   We also used approximately $26.1 million to fund acquisitions in the first six months of 2006.

We used approximately $1.8 million in financing activities during the six months ended June 30, 2007 as opposed to generating approximately $28.2 million in cash from financing activities during the six months ended June 30, 2006.  During the six months ended June 30, 2007 we used approximately $2.0 million to pay down debt and approximately $0.3 million for the payment of dividends due.  We generated approximately $0.2 million from the exercise of stock options during the six months ended June 30, 2007.  Cash generated from financing activities in 2006 included net proceeds, totaling approximately $24.4 from the sale of convertible preferred stock, $3.3 million from draws on our line of credit with Wachovia and proceeds from an installment note with Wachovia totaling $2.5 million. These proceeds were offset by cash used to repay principal on outstanding debt of approximately $1.4 million and dividends of approximately $0.6 million.

Results of Operations

This section describes and compares our results of operations for the six and three months ended June 30, 2007 and 2006.

Six Months Ended June 30, 2007 and 2006

Operating Revenues

Operating revenues by business segment are presented below.

	Six months ended June 30,
Segment	2007	2006	% Change
Network	$7,442,384	$7,493,734	-0.69
Direct	18,505,413	12,169,092	52.07
Advertising	9,017,580	11,985,269	-24.76
Elimination	(365,700)	(296,064)	23.52
Total Revenue	$34,599,677	$31,352,031	10.36

Revenue for the six months ended June 30, 2007 increased approximately $3.2 million to approximately $34.6 million from the same period in the prior fiscal year.  Revenue from our Network segment remained constant at approximately $7.5 million.  Our search network contributed approximately $0.5 million less in revenue during the current year while revenue from our affiliate network increased by the same amount.  Revenue from our Direct segment contributed approximately $18.5 million during the six months ended June 30, 2007 an increase of approximately $6.3 million from the previous year.  We completed an acquisition in May of 2006 which further expanded our revenue base to include online memberships.  Revenue from online memberships contributed approximately an additional $8.6 million during the first six months of 2007 as compared to the prior year. This was offset by a decrease in revenue from our dating properties of approximately $2.5 million.  Revenue from our Advertising segment decreased by approximately $3.0 million during the six months ended June 30, 2007, compared to the same period last year.  Search engine enhancement revenue decreased by approximately $4.4 million during the current year as compared to last year.  Revenue from traditional offline advertising services has also declined by approximately $0.7 million during the current year.  This was offset by increased paid search revenue of approximately $2.1 million derived from our foreign operations.

Gross Profit

Gross profits by business segment are presented below.

	Six months ended June 30,
Industry Segment	2007	2006
Network	$5,291,525	$4,878,722
Direct	10,585,819	9,687,496
Advertising	2,613,035	5,720,495
Elimination	(111,850)	(296,064)
Total Gross Profit	$18,378,529	$19,990,649

The gross profits for the six months ended June 30, 2007 were approximately $18.4 million, 53% of revenue.  In contrast the gross profits for the equivalent period in 2006 were approximately $20.0 million, 64% of revenue.

Gross profit from our Network segment for the six months ended June 30, 2007 was approximately $5.3 million, 71% of revenue compared to approximately $4.9 million or 65% of revenue for the six months ended June 30, 2006.  The increase in gross profit percentage is due to decreased revenue from our search network in 2007.  The gross profit derived from this revenue source was approximately 40% of revenue for the six months ended June 30, 2007.  Our gross profit percentage from our affiliate network is approximately 94% of revenue.  As the revenue mix between our networks changes so will our gross profit percentage for this segment.

Gross profit from our Direct segment for the six months ended June 30, 2007 was approximately $10.6 million, 57% of revenue compared to approximately $9.7 million or 80% of revenue for the six months ended June 30, 2006.  The decrease in gross profit percentage during the six months was mainly attributable to three factors.  First, revenue from our email marketing campaigns which has traditionally higher margins decreased significantly during the first six months of 2007 as compared to last year.  Second, we completed an acquisition in May of 2006 which expanded our revenue base to include online memberships.  Gross profit margins from this revenue source are much lower.  Third, revenue from our online dating has decreased during the first six months of 2007 as compared to 2006.  Revenue from this source has higher gross margins.

Gross profit from our Advertising segment for the six months ended June 30, 2007 was approximately $2.6 million, 29% of revenue compared to approximately $5.7 million or 48% of revenue for the six months ended June 30, 2006.  Gross profit from our search engine enhancement services decreased by approximately $3.2 million for the six months ended June 30, 2007 as compared to the same period last year.  These types of services had produced gross margins of approximately 66%.  As our revenue from this segment shifts to more traditional offline and paid search, the gross profit will decline.  Our traditional offline marketing services produce gross margins of approximately 35% while our paid search margins are approximately 15%.

Selling, general and administrative expenses were approximately $17.4 million, 50% of revenue for the six months ended June 30, 2007.  For the same period last year, these expenses totaled approximately $19.2 million, 61% of sales.

Selling, general and administrative expenses in our Network segment for the six months ended June 30, 2007 were approximately $3.1 million, 41% of revenue as compared to approximately $2.9 million, 39% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment.  In our Direct segment, selling general and administrative expenses remained consistent at approximately $7.7 million for the six months ended June 30, 2007 and 2006.  However, as a percentage of revenue they were 42% for the six months ended June 30, 2007 as compared to 64% for the same period last year.  The revenue mix from this segment has shifted over the last year to higher margin sources.  Revenue from our online memberships has increased while revenue from online education and online dating has decreased.  Due to the change in revenue mix, the selling, general and administrative expenses as a percentage of revenue has also decreased   Selling, general and administrative expenses in our Advertising segment were approximately $3.3 million, 37% of revenue as compared to approximately $5.8 million, or 48% of revenue for the prior year.  The decline in these expenses is a result of the large reduction in revenue derived from search engine enhancement services.  Corporate overhead expenses increased to approximately $3.4 million from approximately $3.0 million for the six months ended June 30, 2007 and 2006 respectively.  The increase was mainly attributable to an increase in stock based compensation of approximately $0.3 million.

Amortization of purchased intangibles was approximately $2.0 million and $1.4 for the six months ended June 30, 2007 and 2006 respectively.  Amortization has increased as compared to last year due to three acquisitions completed in the second quarter of 2006.

Interest expense for the six months ended June 30, 2007 and 2006 was approximately $0.4 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $1.0 million, $0.02 per share, and $2.2 million, $0.05 per share, for the six months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007 we incurred a charge of approximately $0.1 million for dividends and accretion of redeemable preferred stock as compared to $1.6 million in 2006.

Three Months Ended June 30, 2007 and 2006

Operating Revenues

Operating revenues by business segment are presented below.

	Three months ended June 30
Segment	2007	2006	% Change
Network	$3,868,259	$5,730,809	-32.50
Direct	8,980,508	7,036,189	27.63
Advertising	4,361,694	6,666,458	-34.57
Elimination	(272,068)	(131,818)	106.40
Total Revenue	$16,938,393	$19,301,638	-12.24

Revenue for the three months ended June 30, 2007 decreased approximately $2.4 million to approximately $16.9 million from the same period in the prior fiscal year.  Revenue from our Network segment decreased approximately $1.9 million to approximately $3.9 million.  Revenue from our search network contributed approximately $1.7 million less in revenue during the current quarter.  Revenue from our Direct segment contributed approximately $9.0 million during the three months ended June 30, 2007 an increase of approximately $1.9 million from the previous year.  We completed an acquisition in May of 2006 which expanded our revenue base to include online memberships.  Revenue from online memberships contributed approximately an additional $3.3 million during the quarter ended June 30, 2007 as compared to the prior year. This was offset by a decrease in revenue from our dating properties of approximately $1.0 million.  Revenue from our Advertising segment decreased by approximately $2.3 million during the three months ended June 30, 2007, compared to the same period last year.  Search engine enhancement revenue decreased by approximately $2.0 million during the current year as compared to last year.  Revenue from traditional offline advertising services has also declined by approximately $0.4 million during the current year.  This was offset by increased paid search revenue from our foreign operations.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended June 30,
Industry Segment	2007	2006
Network	$2,688,129	$3,225,852
Direct	5,274,109	5,300,227
Advertising	1,167,264	2,899,875
Elimination	(76,943)	(131,818)
Total Gross Profit	$9,052,559	$11,294,136

The gross profits for the three months ended June 30, 2007 were approximately $9.1 million, 53% of revenue.  In contrast the gross profits for the equivalent period in 2006 were approximately $11.3 million, 59% of sales.

Gross profit from our Network segment for the three months ended June 30, 2007 was approximately $2.7 million, 69% of sales compared to approximately $3.2 million or 56% of revenue for the three months ended June 30, 2006.  The increase in gross profit percentage is due to reduced revenue from our search network in the second quarter of 2007 as compared to 2006.  The gross profit derived from this revenue source was approximately 43% of revenue for the three months ended June 30, 2007.  Our gross profit percentage from our affiliate network is approximately 94% of revenue.  As the revenue mix between our networks changes so will our gross profit percentage for this segment.

Gross profit from our Direct segment for the three months ended June 30, 2007 was approximately $5.3 million, 59% of revenue compared to approximately $5.3 million or 75% of revenue for the three months ended June 30, 2006.  The decrease in gross profit percentage during the three months was mainly attributable to three factors.  First, revenue from our email marketing campaigns which has traditionally higher margins decreased significantly during the quarter ended June 30, 2007 as compared to last year.  Second, we completed an acquisition in May of 2006 which expanded our revenue base to include online memberships.  Gross profit margins from this revenue source are much lower and therefore our gross margin has decreased from the prior year.  Third, revenue from our online dating has decreased during the three months ended June 30, 2007 as compared to 2006.  Revenue from this source has higher gross margins.

Gross profit from our Advertising segment for the three months ended June 30, 2007 was approximately $1.2 million, 27% of revenue compared to approximately $2.9 million or 43% of revenue for the three months ended June 30, 2006.  Gross profit from our search engine enhancement services decreased by approximately $1.5 million for the three months ended June 30, 2007 as compared to the same period last year.  These types of services had produced gross margins of approximately 66%.  As our revenue from this segment shifts to more traditional offline and paid search, the gross profit will decline.  Our traditional offline marketing services produce gross margins of approximately 35% while our paid search margins are approximately 15%.

Selling, general and administrative expenses were approximately $8.4 million, 50% of sales for the three months ended June 30, 2007.  For the same period last year, these expenses totaled approximately $10.1 million, 52% of sales.

Selling, general and administrative expenses in our Network segment for the three months ended June 30, 2007 were approximately $1.5 million, 38% of revenue as compared to approximately $1.5 million, 27% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment.  In our Direct segment, selling, general and administrative expenses were approximately $3.6 million for the three months ended June 30, 2007, 40% of revenue as compared to approximately $4.1 million, 58% of revenue for the three months ended June 30, 2006.  The revenue mix from this segment has shifted over the last year to higher margin sources.  Revenue from our online memberships has increased while revenue from online education and online dating has decreased.  Due to the change in revenue mix, the selling, general and administrative expenses as a percentage of revenue has also decreased.   Selling, general and administrative expenses in our Advertising segment were approximately $1.6 million, 38% of revenue as compared to approximately $3.0 million, or 45% of revenue for the prior year.  The decline in these expenses is a result of the large reduction in revenue derived from search engine enhancement services.  Corporate overhead expenses increased to approximately $1.8 million from approximately $1.6 million for the three months ended June 30, 2007 and 2006 respectively.  The increase was mainly attributable to an increase in stock based compensation of approximately $0.2 million.

Amortization of purchased intangibles was approximately $1.0 million and $0.9 for the three months ended June 30, 2007 and 2006 respectively.  Amortization has increased as compared to last year due to three acquisitions completed in the second quarter of 2006.

Interest expense for the three months ended June 30, 2007 and 2006 was approximately $0.2 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $0.3 million, $0.01 per share, and $1.5 million, $0.03 per share, for the three months ended June 30, 2007 and 2006, respectively.  During the three months ended June 30, 2006 we incurred a charge of approximately $1.6 million for dividends and accretion of redeemable preferred stock.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the quarter, we consolidated our Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had three operating segments as of June 30, 2007: network, direct and advertising.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

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

Net Revenue by Industry Segment
	Six months ended June 30,
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$7,442,384	21.51	$7,493,733	23.90
Direct	18,505,413	53.48	12,169,092	38.81
Advertising	9,017,580	26.06	11,985,269	38.23
Elimination	(365,700)	(1.05)	(296,063)	(0.94)
Total Revenue	$34,599,677	100.00	$31,352,031	100.00

Net Revenue by Industry Segment
	Three months ended June 30,
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$3,868,258	22.84	$5,730,807	29.69
Direct	8,980,508	53.02	7,036,189	36.45
Advertising	4,361,694	25.75	6,666,459	34.54
Elimination	(272,067)	(1.61)	(131,817)	(0.68)
Total Revenue	$16,938,393	100.00	$19,301,638	100.00

Gross Profit by Industry Segment
	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2007	2006	2007	2006
Network	$5,291,525	$4,878,722	$2,688,129	$3,225,851
Direct	10,585,819	9,687,496	5,274,109	5,300,227
Advertising	2,613,035	5,720,495	1,167,264	2,899,875
Elimination	(111,850)	(296,064)	(76,943)	(131,817)
Total	$18,378,529	$19,990,649	$9,052,559	$11,294,136

(Loss) Profit before Income Taxes by Industry Segment
	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2007	2006	2007	2006
Network	$1,317,164	$1,310,313	$769,271	$1,247,917
Direct	2,011,711	1,377,281	1,253,344	829,721
Advertising	(933,661)	(287,886)	(579,434)	(228,433)
Elimination	(3,772,239)	(3,429,746)	(2,005,564)	(1,724,110)
Total	($1,377,025)	($1,030,038)	($562,383)	$125,095

Total Assets by Industry Segment
	June 30, 2007		June 30, 2006
Segment	Amount	Percent	Amount	Percent
Network	$29,638,943	25.42	$34,279,854	28.26
Direct	72,621,606	62.28	70,748,173	58.33
Advertising	13,871,194	11.89	15,553,894	12.82
Corporate	482,202	0.41	708,158	0.59
Total	$116,613,945	100.00	$121,290,079	100.00

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next two years are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 based on debt outstanding at June 30, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009
Fixed Rate Debt	19,425	37,326	-
Weighted average interest rate	6.76%	6.77%	-

Variable rate debt	-	-	9,953,000
Weighted average interest rate	-	-	7.42%

The table above does not reflect indebtedness incurred after June 30, 2007.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 3% of our consolidated costs and expenses are denominated in Canadian Dollars and approximately 10% of our consolidated revenue and costs are denominated in British Pounds.  As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars, Canadian Dollars and British Pounds. If the Canadian Dollar or British Pound depreciates against the U.S. Dollar, the amount of our foreign income and expenses expressed in our U.S. Dollar financial statements will be affected. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.  We currently incur approximately $2.0 million of annual expenses payable in Canadian dollars.  If the exchange rate were to change by $0.01, our net earnings would change by $20,000.  We currently generate approximately $7.5 million of income and incur approximately $7.5 million of expenses in British Pounds.  Since our British Pounds income and expenses are approximately equal the effect of an exchange rate change is expected to have minimal effect on our consolidated profit.

Item 4.

Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 29, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth securities sold by us in the quarterly period ended June 30, 2007 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock in private transactions to persons who we believed were existing security holders or “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Sections 3(9) and 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On May 18, 2007, we issued 200,000 shares of common stock to the James N. Held pursuant to the exercise of a warrant at $0.13.

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

32.1

Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2

Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2007.

THINK PARTNERSHIP INC.

By:	/s/ Scott P. Mitchell
Scott P. Mitchell,
Director, Chief Executive Officer, and Secretary