Form 10-Q
period 2007-09-30
THINK PARTNERSHIP INC
filed 2007-11-01
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

For Quarter Ended

Think Partnership Inc.
(Exact name of registrant as specified in charter)

Nevada	001-32442	87-0450450
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

15550 Lightwave Dr., Clearwater, Florida 33760
(Address of principal executive offices)

(727) 324-0046
(Registrant’s Telephone Number, including Area Code)

28050 U.S. 19 North, Suite 509, Clearwater, Florida 33761
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

As of November 1, 2007, 67,646,350 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

THINK PARTNERSHIP INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007 “Unaudited”	December 31, 2006
Assets
Current Assets
Cash and Cash Equivalents	$1,945,420	$3,031,488
Restricted Cash	1,255,612	1,164,216
Accounts Receivable net of allowance for doubtful accounts of $325,337 and $68,920	13,458,008	11,397,761
Refundable Corporate Income Taxes	504,255	715,814
Prepaid Expenses and Other Current Assets	1,769,988	856,726
Total Current Assets	18,933,283	17,166,005
Equipment and Software, net	4,030,290	4,010,647
Other Assets
Goodwill	79,874,708	79,140,787
Intangible Assets	17,427,975	19,819,652
Other Assets	331,551	260,048
Total Other Assets	97,634,234	99,220,487
Total Assets	$120,597,807	$120,397,139

	September 30, 2007 “Unaudited”	December 31, 2006
Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable –Current Portion	$0	$208,333
Note Payable – Related Party	40,188	37,326
Accounts Payable	5,055,388	6,335,623
Deferred Revenue	1,697,036	2,076,537
Client Prepaid Media Buys	109,686	168,002
Deferred Tax Liability	593,434	613,965
Accrued Payroll	641,114	354,073
Accrued Expenses	1,713,193	852,703
Other Current Liabilities	5,589	496,731
Total Current Liabilities	9,855,628	11,143,293
Long-Term Liabilities	14,977,771	15,930,020
Series A Redeemable Preferred – 26,500 shares authorized, 0 and 5,000 issued and outstanding	0	3,859,785
Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares — 70,295,024 as of September 30 and 66,876,794 as of December 31	70,295	66,877
Outstanding Shares — 67,646,350 as of September 30 and 64,228,120 as of December 31
Additional Paid in Capital	106,203,866	100,206,078
Accumulated Deficit	(10,983,554)	(10,137,711)
Accumulated Other Comprehensive Income	1,317,682	172,678
Treasury Stock	(843,881)	(843,881)
Total Shareholders’ Equity	95,764,408	89,464,041
Total Liabilities and Shareholders’ Equity	$120,597,807	$120,397,139

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (“Unaudited”)

Nine and Three Months Ended September 30, 2007 and 2006

	Nine Months Ended		Three Months Ended
	2007	2006	2007	2006
Net Revenue	$53,460,653	$52,912,752	$18,860,976	$21,560,721
Cost of Revenue	25,543,893	19,020,951	9,322,745	7,659,569
Gross Profit	27,916,760	33,891,801	9,538,231	13,901,152
Operating Expenses
Selling, General and Administrative	25,379,486	30,374,665	8,008,498	11,217,237
Amortization of Purchased Intangibles	3,185,692	2,444,068	1,156,771	1,019,636
(Loss)Income from Operations	(648,418)	1,073,068	372,962	1,664,279
Other Income(Expenses)
Interest Income	25,109	10,906	2,270	6,632
Interest Expense	(649,206)	(673,300)	(216,636)	(237,349)
Other Income, Net	60,818	42,876	6,732	50,026
(Loss)Income before Income Tax (Benefit) Expense	(1,211,697)	453,550	165,328	1,483,588
Income Tax (Benefit) Expense	(365,854)	177,097	135,248	571,396
Net (Loss) Income	(845,843)	276,453	30,080	912,192
Other Comprehensive Income
Unrealized Gain on Securities	2,942	29,306	88	(34,638)
Reclassification Adjustment	2,577	(90,183)	0	(90,183)
Foreign Currency Adjustment	1,139,485	313,457	450,235	66,951
Comprehensive Income	$299,161	$529,033	$480,403	$854,322

Net (Loss) Income Per Common Share
Basic	($0.01)	($0.06)	$0.00	($0.01)
Fully Diluted	($0.01)	($0.06)	$0.00	($0.01)

Weighted Average Shares(Basic)	66,946,190	45,722,120	67,646,350	50,033,794
Weighted Average Shares(Fully Diluted)	66,946,190	45,722,120	68,230,627	50,033,794

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY(“Unaudited”)

Nine Months Ended September 30, 2007

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
January 1, 2007, as previously reported	64,228,120	$66,877	$103,055,090	$(12,986,723)	$172,678	$(843,881)	$89,464,041
Reclassification of 2006 Accretion Charges (Note 4)			(2,849,012)	2,849,012			0
January 1, 2007, as restated	64,228,120	66,877	100,206,078	(10,137,711)	172,678	(843,881)	89,464,041
Exercise of Options and Warrants	918,230	918	255,218				256,136
Issuance costs			(20,201)				(20,201)
Conversions of Redeemable Preferred	2,500,000	2,500	4,127,307				4,129,807
Other Comprehensive Income					1,145,004		1,145,004
Stock Based Compensation Expense (FAS123R)			934,582				934,582
Other Stock Based Expenses			41,946				41,946
Accretion of Redeemable Preferred			(135,527)				(135,527)
Tax Benefit of Options Exercised			794,463				794,463
Net Loss, September 30, 2007				(845,843)			(845,843)
Balance at September 30, 2007	67,646,350	$70,295	$106,203,866	$(10,983,554)	$1,317,682	$(843,881)	$95,764,408

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (“Unaudited”)

Nine Months Ended September 30, 2007 and 2006

	2007	2006
Operating Activities
Net (Loss) Income	$(845,843)	$276,453
Adjustments to reconcile Net (Loss) Income to net cash provided by operating activities:
Depreciation and Amortization	6,398,301	4,437,208
Provision for Doubtful Accounts	449,601	347,836
Deferred Taxes	(419,408)	(838,496)
Stock Based Compensation	934,582	493,140
Excess Tax Benefits from Stock-Based Compensation	(689,112)	0
Other	(7,820)	50,096
Change in operating assets and liabilities:
Restricted Cash	(85,209)	435,726
Accounts Receivable	(2,487,416)	198,477
Prepaid Expenses and Other Assets	(839,523)	(478,224)
Refundable Corporate Income Taxes	211,559	1,526,968
Accounts Payable	(1,399,342)	(1,077,890)
Deferred Revenue	(388,486)	(1,328,878)
Other Accrued Expenses and Current Liabilities	1,113,051	(1,140,314)
Net cash provided by operating activities	1,944,935	2,902,102
Investing Activities
Purchases of equipment and software	(1,109,069)	(900,906)
Acquisition of Companies, net of cash acquired	0	(26,484,976)
Purchase of Names Database	(2,299,657)	(1,782,880)
Other Investing Activities	(132,332)	146,625
Net cash used in investing activities	(3,541,058)	(29,022,137)
Financing Activities
Principal Payments Made on Installment Notes Payable	(242,245)	(2,116,976)
Proceeds from Installment Notes	0	2,500,000
Net Proceeds from Line of Credit	67,000	3,292,374
Proceeds from Equity Transactions, net of issuance costs	235,935	23,545,188
Embedded Put	0	1,181,150
Excess Tax Benefits from Stock-Based Compensation	689,112	0
Dividends Paid	(279,917)	(625,694)
Net cash provided by financing activities	469,885	27,776,042
Effect of exchange rate changes on cash and cash equivalents	40,170	25,769
Net Change – cash and cash equivalents	(1,086,068)	1,681,776
Cash and cash equivalents balance, January 1	3,031,488	2,609,114
Cash and cash equivalents balance, September 30	$1,945,420	$4,290,890
Supplemental Information
Interest Paid	$649,206	$673,300
Income Taxes Refunded, Net	$(113,219)	$(694,502)

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

On May 23, 2006, the Company purchased the stock of iLead Media, Inc. $9.2 million of the purchase price was paid in shares of the Company’s common stock along with options valued at $90,450. The Company received net intangible assets of $20,636,341 and net tangible liabilities of $1,443,219.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Think Partnership Inc.
Footnotes to Consolidated Financial Statements
September 30, 2007 and 2006

Note 1 - Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended September 30, 2007 and 2006, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Due to the contingent cash redemption features, the Series A Convertible Preferred Stock is required to be recorded outside of stockholders’ equity. The carrying value of Series A Convertible Preferred Stock was being accreted to its redemption value over the remaining redemption period through periodic charges to retained earnings using the effective method. Preferred accretion, which is reported as a reduction of net income for purposes of earnings per common share, amounted to approximately $0.1 million for the nine months ended September 30, 2007.

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

Note 2 - Intangible Assets and Goodwill

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

During the third quarter of 2007, the goodwill associated with the acquisition of Webcapades, Inc. was tested for impairment.  On December 31, 2006, goodwill associated with the acquisitions of MarketSmart Advertising, Inc., KowaBunga! Marketing, Inc., Personals Plus, Inc., Ozona Online Networks, Inc, Vintacom Media Group, Inc. and Morex Marketing Group LLC. was tested for impairment.  On March 31, 2007, the goodwill associated with the acquisitions of Litmus Media, Inc., PrimaryAds, Inc. and Web Diversity Ltd. was tested for impairment.  On June 30, 2007, the goodwill associated with the acquisitions of iLead Media, Inc. and Real Estate School Online, Inc. was tested for impairment.  The Company determined that it did not have an impairment of goodwill associated with any of these acquisitions.

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets.  During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets, by segment, as of September 30, 2007:

Network Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$631,143	$393,868
Customer Relations	5 Years	3,400,000	1,568,889	1,831,111
Website Code and Development	5 Years	4,210,000	1,374,229	2,835,771
Trademarks	Indefinite	590,000	0	590,000
Goodwill		18,519,088	0	18,519,088
Totals		$27,744,099	$3,574,261	$24,169,838

Direct Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$1,518,965	$569,318	$949,647
Names Database****	1-2 Years	6,322,414	3,756,521	2,565,893
Customer Relations	5 Years	495,000	208,383	286,617
Software	5 Years	3,321,345	1,364,910	1,956,435
Client Lists	7 Years	416,000	173,024	242,976
Vendor Relations	3 Years	2,682,000	764,528	1,917,472
Reference Materials	4 Years	571,000	315,240	255,760
Tradenames	Indefinite	981,434	0	981,434
Goodwill		55,868,678	0	55,868,678
Totals		$72,176,836	$7,151,924	$65,024,912

Advertising Segment

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$748,923	$435,341	$313,582
Customer Relations	8 Years	1,890,000	649,688	1,240,312
Supplier Relations	3 Years	31,381	13,269	18,112
Software Tools	5 Years	175,000	116,667	58,333
Trademarks	Indefinite	990,652	0	990,652
Goodwill		5,486,942	0	5,486,942
Totals		$9,322,898	$1,214,965	$8,107,933

COMPANY TOTALS

	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$79,874,708	$0	$79,874,708
Indefinite Life Intangibles	2,562,086	0	2,562,086
Other Intangibles	26,807,039	11,941,150	14,865,889

****  Amortization of Names Database included in cost of revenue.

The Company’s amortization expense over the next five years is as follows:

2007	$1,798,902
2008	5,519,483
2009	3,889,697
2010	2,566,301
2011	855,256
Thereafter	236,250
Total	$14,865,889

Note 3 - Long Term Liabilities

The long term liabilities consisted of the following as of September 30, 2007:

Note Payable – Line of Credit	$11,767,000
Notes Payable – Related Party	6,932
Deferred Income Tax Payable	2,788,839
Deferred Rent	258,288
Other	156,712
Total	$14,977,771

Note 4 - Reclassification of Accretion Charges

The Company has reclassified additional paid in capital and accumulated deficit in shareholders’ equity to properly reflect the accounting for accretion charges relating to the convertible preferred for 2006. Accretion charges are allocated to retained earnings as long as the company has positive retained earnings. If the company does not have retained earnings, accretion charges are characterized as a reduction of paid in capital. In 2006, the Company did not have sufficient retained earnings to charge the accretion to retained earnings. However, entries had been made to increase the accumulated deficit. The Company has reduced additional paid in capital and accumulated deficit for 2006 in the amount of $2,849,012, to reflect this reclassification.

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

As of September 30, 2007, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of September 30, 2007, we had 8.21 million shares available for grant under our 2005 Long-Term Incentive Plan.

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

The company adopted SFAS 123 (R) in the first quarter of 2006, and evaluated the two methods available for ordering tax deductions.   The company has adopted the tax law approach, which was first presented in the December 31, 2006 financial statements.  The impact of the application of this method to the company’s interim periods in 2006 would not have been significant.  The application of SFAS 123 (R) requires that the company’s cash flow statement include an operating cash outflow with a corresponding financing cash inflow for the excess tax benefits resulting from the exercise of stock options.

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recorded stock-based compensation expense for equity incentive plans of $934,582 and $493,140 for the nine months ended September 30, 2007 and 2006.  The Company recorded stock-based compensation expense for equity incentive plans of $319,356 and $192,100 for the three months ended September 30, 2007 and 2006.

At September 30, 2007, the aggregate intrinsic value of all outstanding options was $802,782 with a weighted average remaining contractual term of 7.17 years, of which 1,656,480 of the outstanding options are currently exercisable with an aggregate intrinsic value of $802,782, a weighted average exercise price of $1.59 and a weighted average remaining contractual term of 6.41 years.  The total intrinsic value of options exercised during the nine and three months ended September 30, 2007 was $2,260,344 and $0, respectively.  The total compensation cost at September 30, 2007 related to non-vested awards not yet recognized was $734,981 with an average expense recognition period of 1.79 years.  The total intrinsic value of options exercised during the nine and three months ended September 30, 2006 was $2,698,454 and $2,364,430, respectively.

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

The following table summarizes information about stock options activity during the nine months ended September 30, 2007 and 2006 respectively.

	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	4,092,982	$1.70	5,845,158	$1.88
Granted	210,000	$2.67	1,335,000	$2.13
Forfeited or Expired	(771,052)	$2.60	(422,138)	$4.72
Exercised	(761,950)	$0.13	(1,645,200)	$0.15
Outstanding, End of Period	2,769,980	$1.95	5,112,820	$2.26
Exercisable, End of Period	1,656,480	$1.59	2,413,320	$0.91

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 were $1.15 and $0.91, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the nine months ended September 30, 2007 and 2006 was $256,136 and $443,632, respectively.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted was estimated assuming the following weighted averages:

	2007	2006
Expected Life(in years)	3.50	3.00
Volatility	0.765	0.85
Risk Free Interest Rate	4.61%	4.48%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Warrants Outstanding

As of September 30, 2007, the Company has outstanding warrants for the potential issuance of 10,946,881. These warrants were primarily issued in connection with private placements and debt issuances. Exercise prices range from $1.00 to $4.12.

Note 6 - Income Taxes

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

Note 7 - Net (Loss) Income Per Common Share

Net (Loss) Income per common share (basic) is calculated by dividing Net (Loss) Income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Net (Loss) Income per common share (fully diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Basic
Average common shares outstanding	66,946,190	45,722,120	67,646,350	50,033,794
Net (Loss) Income	$(845,843)	$276,453	$30,080	$912,192
Dividends on redeemable preferred	0	(1,104,027)	0	(478,333)
Accretion of redeemable preferred	(135,527)	(1,891,656)	0	(961,143)
Net (Loss) Income allocable to common shareholders	$(981,370)	$(2,719,230)	$30,080	$(527,284)
Net (Loss) Income Per Common Share	$(0.01)	$(0.06)	$0.00	$(0.01)
Fully Diluted
Average common shares outstanding	66,946,190	45,722,120	67,646,350	50,033,794
Stock Options and other contingently issuable shares	1,752,936	12,475,460	584,277	14,905,880
Antidilutive stock options and contingently issuable shares	(1,752,936)	(12,475,460)	0	(14,905,880)
Average common shares outstanding assuming dilution	66,946,190	45,722,120	68,230,627	50,033,794
Net (Loss) Income Per Common Share	$(0.01)	$(0.06)	$0.00	$(0.01)

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

As of September 30, 2007, there are no liabilities under any other earnout agreements.

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

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2006.

	Nine Months Ended September 30, 2006		Three Months Ended September 30, 2006
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	$52,912,752	$65,404,396	$21,560,721	$21,560,721
Net Income	$276,453	$854,634	$912,192	$912,192
Net Loss Per Common Share
Basic	($0.06)	($0.04)	($0.01)	($0.01)
Fully Diluted	($0.06)	($0.04)	($0.01)	($0.01)

Note 11 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, the Company consolidated its Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Operating Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had three operating segments as of September 30, 2007: network, direct and advertising.  The Company evaluates the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment
	Nine months ended September 30
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$12,589,534	23.55	$12,758,518	24.11
Direct	27,668,652	51.76	21,722,465	41.05
Advertising	13,977,740	26.15	19,008,563	35.92
Elimination	(775,273)	(1.46)	(576,794)	(1.08)
Total Revenue	$53,460,653	100.00	$52,912,752	100.00

Net Revenue by Industry Segment
	Three months ended September 30
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$5,147,150	27.29	$5,264,785	24.42
Direct	9,163,239	48.58	9,553,373	44.31
Advertising	4,960,160	26.30	7,023,294	32.57
Elimination	(409,573)	(2.17)	(280,731)	(1.30)
Total Revenue	$18,860,976	100.00	$21,560,721	100.00

Gross Profit by Industry Segment
	Nine Months Ended September 30		Three Months Ended September 30
Segment	2007	2006	2007	2006
Network	$8,232,059	$8,559,989	$2,940,533	$3,681,267
Direct	16,041,898	16,954,976	5,456,080	7,267,480
Advertising	3,900,537	8,666,330	1,287,502	2,945,835
Elimination	(257,734)	(289,494)	(145,884)	6,570
Total	$27,916,760	$33,891,801	$9,538,231	$13,901,152

(Loss) Income before Income Taxes by Industry Segment
	Nine Months Ended September 30		Three Months Ended September 30
Segment	2007	2006	2007	2006
Network	$1,814,253	$2,914,091	$497,089	$1,603,778
Direct	3,643,643	3,287,298	1,631,932	1,910,018
Advertising	(1,239,740)	(339,250)	(306,079)	(51,364)
Corporate	(5,429,853)	(5,408,589)	(1,657,614)	(1,978,844)
Total	$(1,211,697)	$453,550	$165,328	$1,483,588

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

We were incorporated in the State of Nevada in October 1987. As of October 17, 2007 we employed, through our operating subsidiaries, 222 persons. Our principal executive offices are located at 15550 Lightwave Drive, Suite 300, Clearwater, Florida 33760. Our telephone number is (727) 324-0046. The address of our website is www.thinkpartnership.com.

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

Search Network - In accordance with EITF 99-19, the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of revenue. Revenue from Company owned networks are based on a “per click” basis and is recognized once the action is taken.

Affiliate Software - We recognize revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in our accounts receivable.

Hosting Arrangements – We recognize revenue through a monthly hosting fee and additional usage fees as provided.

Direct Segment

Online Membership Income - We recognize revenue from online membership revenue when payment is received and the service date of providing membership benefits has taken place.

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

The terms and features of the Series A Convertible Preferred Stock resulted in the conclusion that the instrument was more akin to a debt security than an equity security. Therefore, embedded features that met the definition of derivative financial features were evaluated for their clear and close relationship with a debt instrument. Significant features included conversion features; contingent redemption (put) features and interest features. While conversion features, such as those included in the Series A Convertible Preferred Stock, are generally not clearly and closely related to debt instruments, we were afforded the “Conventional Convertible” exemption from derivative accounting. While put features and interest features are generally considered clearly and closely related to debt instruments, we determined that terms of the redemption put feature, in fact, resulted in its treatment as a derivative financial feature, subject to bifurcation from the hybrid instrument.

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2007 and December 31, 2006 were approximately $1.9 million and $3.0 million, respectively.  Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $1.6 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles.  As of September 30, 2007, the cash portion of these potential contingent payments totaled approximately $14.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2008 through the first quarter of 2009. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association (Wachovia). Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. As of September 30, 2007 we had $11.8 million due under the revolving credit note. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. This obligation was paid in full during the quarter ended March 31, 2007. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets. We used a portion of the proceeds from our preferred stock offering to repay approximately $14.7 million due to Wachovia on the revolving credit note during 2006. We also used $10.5 million from the line of credit to fund the cash portions of certain acquisitions during the 2006.

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

Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2007 of approximately $1.9 million consisted primarily of net loss of approximately $0.8 million adjusted for non-cash items of $6.7 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, deferred income taxes and approximately $3.9 million used by working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2006 of approximately $2.9 million consisted primarily of a net income of approximately $0.3 million adjusted for non-cash items of approximately $4.5 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts, stock-based compensation and deferred income taxes, and approximately $1.9 million used by working capital and other activities.

We used approximately $3.5 million and $29.0 million in investing activities during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006 we used approximately $1.1 million and $0.9 million respectively to acquire equipment and software. We used approximately $2.3 million and $1.8 million during the nine months ended September 30, 2007 and 2006 to acquire data for our direct division.   We also used approximately $26.5 million to fund acquisitions in the first nine months of 2006.

We generated approximately $0.5 million in financing activities during the nine months ended September 30, 2007 as opposed to generating approximately $28.7 million in cash from financing activities during the nine months ended September 30, 2006.  During the nine months ended September 30, 2007 we used approximately $0.2 million to pay down debt and approximately $0.3 million for the payment of dividends due.  We generated approximately $0.2 million from the exercise of stock options during the nine months ended September 30, 2007 and approximately $0.1 million from draws on our line of credit.  Cash generated from financing activities in 2006 included net proceeds, totaling approximately $24.7 from the sale of convertible preferred stock, $3.3 million from draws on our line of credit with Wachovia and proceeds from an installment note with Wachovia totaling $2.5 million. These proceeds were offset by cash used to repay principal on outstanding debt of approximately $2.1 million and dividends of approximately $0.6 million.

Results of Operations

This section describes and compares our results of operations for the nine and three months ended September 30, 2007 and 2006.

Nine Months Ended September 30, 2007 and 2006

Operating Revenues

Operating revenues by business segment are presented below.

	Nine months ended September 30
Segment	2007	2006	% Change
Network	$12,589,534	$12,758,518	-1.32
Direct	27,668,652	21,722,465	27.37
Advertising	13,977,740	19,008,563	26.47
Elimination	(775,273)	(576,794)	34.41
Total Revenue	$53,460,653	$52,912,752	1.04

Revenue for the nine months ended September 30, 2007 increased approximately $0.5 million to approximately $53.5 million from the same period in the prior fiscal year.

Revenue from our Network segment decreased by approximately $0.2 million to approximately $12.6 million for the nine months ended September 30, 2007.  Our search network contributed approximately $0.2 million less in revenue during the current year or approximately $5.5 million.  Revenue from our affiliate network increased by approximately $0.1 million to approximately $6.2 million.  Revenue from hosting remained constant from year to year at approximately $0.9 million.

Revenue from our Direct segment contributed approximately $27.7 million during the nine months ended September 30, 2007 an increase of approximately $5.9 million from the previous year.  We completed an acquisition in May of 2006 which further expanded our revenue base to include online memberships.  Revenue from online memberships contributed approximately an additional $9.3 million during the first nine months of 2007 as compared to the prior year. Online memberships contributed approximately $14.8 million during the current year.  Revenue from our Baby to Bee property contributed approximately $6.5 million during the nine months ended September 30, 2007, an increase of approximately $0.4 million over last year.  Revenue from our dating properties decreased approximately $3.5 million to approximately $5.5 million while revenue from our online education properties decreased approximately $0.3 million to approximately $0.9 million.

Revenue from our Advertising segment was approximately $14.0 million for the nine months ended September 30, 2007, a decrease of approximately $5.0 million compared to the same period last year.  Search engine enhancement revenue decreased by approximately $6.1 million to approximately $1.5 million during the current year as compared to last year.  Revenue from traditional offline advertising services has also declined by approximately $0.6 million to approximately $7.0 million during the current year.  This was offset by increased paid search revenue of approximately $1.6 million derived from our foreign operations.  Revenue from paid search totaled approximately $5.5 million during the nine months ended September 30, 2007.

Gross Profit

Gross profits by business segment are presented below.

	Nine months ended September 30
Industry Segment	2007	2006
Network	$8,232,059	$8,559,989
Direct	16,041,898	16,954,976
Advertising	3,900,537	8,666,330
Elimination	(257,734)	(289,494)
Total Gross Profit	$27,916,760	$33,891,801

The gross profits for the nine months ended September 30, 2007 were approximately $27.9 million, 52% of revenue.  In contrast the gross profits for the equivalent period in 2006 were approximately $33.9 million, 64% of revenue.

Gross profit from our Network segment for the nine months ended September 30, 2007 was approximately $8.2 million, 65% of revenue compared to approximately $8.6 million or 67% of revenue for the nine months ended September 30, 2006.  Gross profit from our affiliate network contributed approximately $5.5 million during the nine months ended September 30, 2007, a decrease of $0.4 million from last year.  Gross profit from our search network contributed approximately $2.0 million during the nine months ended September 30, 2007, an increase of $0.1 million from the prior year. Our gross profit percentage from our affiliate network was approximately 89% for the nine months ended September 30, 2007 while gross profit percentage from our search network was approximately 37% for the same period.  As the revenue mix between our networks changes so will our gross profit percentage for this segment.

Gross profit from our Direct segment for the nine months ended September 30, 2007 was approximately $16.0 million, 58% of revenue compared to approximately $17.0 million or 78% of revenue for the nine months ended September 30, 2006.  The decrease in gross profit percentage during the nine months was mainly attributable to three factors.  First, revenue from our email marketing campaigns which has traditionally higher margins decreased significantly during the first nine months of 2007 as compared to last year.  Second, we completed an acquisition in May of 2006 which expanded our revenue base to include online memberships.  Gross profit margins from this revenue source are much lower.  Third, revenue from our online dating has decreased during the first nine months of 2007 as compared to 2006.  Revenue from this source has higher gross margins.

Gross profit from our Advertising segment for the nine months ended September 30, 2007 was approximately $3.9 million, 28% of revenue compared to approximately $8.7 million or 46% of revenue for the nine months ended September 30, 2006.  Gross profit from our search engine enhancement services decreased by approximately $4.7 million for the nine months ended September 30, 2007 as compared to the same period last year.  These types of services had produced gross margins of approximately 66%.  As our revenue from this segment shifts to more traditional offline and paid search, the gross profit will decline.  Our traditional offline marketing services produce gross margins of approximately 35% while our paid search margins are approximately 15%.

Selling, General and Administrative Expenses

	Nine months ended September 30
Industry Segment	2007	2006
Network	$5,048,509	$4,524,342
Direct	10,932,658	12,642,351
Advertising	4,808,953	8,780,395
Corporate	4,847,100	4,717,401
Elimination	(257,734)	(289,824)
Total Selling, General & Administrative Expenses	$25,379,486	$30,374,665

Selling, general and administrative expenses were approximately $25.4 million, 47% of revenue for the nine months ended September 30, 2007.  For the same period last year, these expenses totaled approximately $30.4 million, 57% of revenue.

Selling, general and administrative expenses in our Network segment for the nine months ended September 30, 2007 were approximately $5.0 million, 40% of revenue as compared to approximately $4.5 million, 35% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment.  In our Direct segment, selling general and administrative expenses were approximately $10.9 million, 40% of revenue as compared to approximately $12.6 million, 58% of revenue for the same period last year. The revenue mix from this segment has shifted over the last year to higher margin sources.  Revenue from our online memberships has increased while revenue from online education and online dating has decreased.  Due to the change in revenue mix, the selling, general and administrative expenses as a percentage of revenue has also decreased.   Selling, general and administrative expenses in our Advertising segment were approximately $4.8 million, 34% of revenue as compared to approximately $8.8 million, or 46% of revenue for the prior year.  The decline in these expenses is a result of the large reduction in revenue derived from search engine enhancement services.  Corporate overhead expenses increased to approximately $4.8 million from approximately $4.7 million for the nine months ended September 30, 2007 and 2006 respectively.

Amortization of purchased intangibles was approximately $3.2 million and $2.4 for the nine months ended September 30, 2007 and 2006 respectively.  Amortization has increased as compared to last year due to three acquisitions completed in the second quarter of 2006.

Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $0.6 million and $0.7 million respectively.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $1.0 million, $0.01 per share, and $2.7 million, $0.06 per share, for the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007 we incurred a charge of approximately $0.1 million for dividends and accretion of redeemable preferred stock as compared to $3.0 million in 2006.

Three Months Ended September 30, 2007 and 2006

Operating Revenues

Operating revenues by business segment are presented below.

	Three months ended September 30
Segment	2007	2006	% Change
Network	$5,147,150	$5,264,785	-2.23
Direct	9,163,239	9,553,373	-4.08
Advertising	4,960,160	7,023,294	-29.38
Elimination	(409,573)	(280,731)	45.90
Total Revenue	$18,860,976	$21,560,721	-12.52

Revenue for the three months ended September 30, 2007 decreased approximately $2.7 million to approximately $18.9 million from the same period in the prior fiscal year.  Revenue from our Network segment decreased approximately $0.1 million to approximately $5.1 million.  Revenue from our search network contributed approximately $2.4 million, a $0.2 million increase during the current quarter as compared to last year.  Revenue from our affiliate network contributed approximately $2.3 million, a decline of approximately $0.3 million when compared to last year.  Revenue from our Direct segment contributed approximately $9.2 million during the three months ended September 30, 2007 a decrease of approximately $0.4 million from the previous year.  We completed an acquisition in May of 2006 which expanded our revenue base to include online memberships.  Revenue from online memberships contributed approximately an additional $0.7 million during the quarter ended September 30, 2007 as compared to the prior year. This was offset by a decrease in revenue from our dating and online education properties of approximately $1.3 million.  Revenue from our Advertising segment decreased by approximately $2.1 million during the three months ended September 30, 2007, compared to the same period last year.  Search engine enhancement revenue decreased by approximately $1.7 million during the current year as compared to last year.  Revenue from traditional offline advertising services has increased by approximately $0.2 million during the current year.  This was offset by decreased paid search revenue of approximately $0.6 million from our foreign operations.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended September 30
Industry Segment	2007	2006
Network	$2,940,533	$3,681,267
Direct	5,456,080	7,267,480
Advertising	1,287,502	2,945,835
Elimination	(145,884)	6,570
Total Gross Profit	$9,538,231	$13,901,152

The gross profits for the three months ended September 30, 2007 were approximately $9.5 million, 51% of revenue.  In contrast the gross profits for the equivalent period in 2006 were approximately $13.9 million, 64% of revenue.

Gross profit from our Network segment for the three months ended September 30, 2007 was approximately $2.9 million, 57% of revenue compared to approximately $3.7 million or 70% of revenue for the three months ended September 30, 2006.  The decrease in gross profit percentage is due to increased revenue contribution from our search network in the third quarter of 2007 as compared to 2006.  The gross profit derived from this revenue source was approximately 34% of revenue for the three months ended September 30, 2007.  Our gross profit percentage from our affiliate network was approximately 78% of revenue for the quarter ended September 30, 2007.  As the revenue mix between our networks changes so will our gross profit percentage for this segment.

Gross profit from our Direct segment for the three months ended September 30, 2007 was approximately $5.5 million, 60% of revenue compared to approximately $7.3 million or 76% of revenue for the three months ended September 30, 2006.  The decrease in gross profit percentage during the three months was mainly attributable to two factors.  First, revenue from our email marketing campaigns which has traditionally higher margins decreased  during the quarter ended September 30, 2007 as compared to last year.  Second, revenue from our online dating has decreased during the three months ended September 30, 2007 as compared to 2006.  Revenue from this source has higher gross margins.

Gross profit from our Advertising segment for the three months ended September 30, 2007 was approximately $1.3 million, 26% of revenue compared to approximately $2.9 million or 42% of revenue for the three months ended September 30, 2006.  Gross profit from our search engine enhancement services decreased by approximately $1.4 million for the three months ended September 30, 2007 as compared to the same period last year.  These types of services had produced gross margins of approximately 66%.  As our revenue from this segment shifts to more traditional offline and paid search, the gross profit will decline.  Our traditional offline marketing services produce gross margins of approximately 35% while our paid search margins are approximately 15%.

Selling, General and Administrative Expenses

	Three months ended September 30
Industry Segment	2007	2006
Network	$1,980,829	$1,624,390
Direct	3,241,422	4,905,803
Advertising	1,479,479	2,971,295
Corporate	1,452,651	1,709,509
Elimination	(145,883)	6,240
Total Selling, General & Administrative Expenses	$8,008,498	$11,217,237

Selling, general and administrative expenses were approximately $8.0 million, 42% of revenue for the three months ended September 30, 2007.  For the same period last year, these expenses totaled approximately $11.2 million, 52% of revenue.

Selling, general and administrative expenses in our Network segment for the three months ended September 30, 2007 were approximately $2.0 million, 38% of revenue as compared to approximately $1.6 million, 31% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment.  In our Direct segment, selling, general and administrative expenses were approximately $3.2 million for the three months ended September 30, 2007, 35% of revenue as compared to approximately $4.9 million, 51% of revenue for the three months ended September 30, 2006.  The revenue mix from this segment has shifted over the last year to higher margin sources.  Revenue from our online memberships has increased while revenue from online education and online dating has decreased.  Due to the change in revenue mix, the selling, general and administrative expenses as a percentage of revenue have also decreased.   Selling, general and administrative expenses in our Advertising segment were approximately $1.5 million, 30% of revenue as compared to approximately $3.0 million, or 42% of revenue for the prior year.  The decline in these expenses is a result of the large reduction in revenue derived from search engine enhancement services.  Corporate overhead expenses decreased to approximately $1.5 million from approximately $1.7 million for the three months ended September 30, 2007 and 2006 respectively.

Amortization of purchased intangibles was approximately $1.2 million and $1.0 for the three months ended September 30, 2007 and 2006 respectively.

Interest expense for the three months ended September 30, 2007 and 2006 was approximately $0.2 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss Applicable to Common Stockholders

Net profit applicable to common stockholders was approximately $0.0 million, $0.00 per share, as opposed to a net loss of $0.5 million, $0.01 per share, for the three months ended September 30, 2007 and 2006, respectively.  During the three months ended September 30, 2006 we incurred a charge of approximately $1.4 million for dividends and accretion of redeemable preferred stock.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, we consolidated our Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had three operating segments as of September 30, 2007: network, direct and advertising.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  We currently only track certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segments.

Net Revenue by Industry Segment
	Nine months ended September 30
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$12,589,534	23.55	$12,758,518	24.11
Direct	27,668,652	51.76	21,722,465	41.05
Advertising	13,977,740	26.15	19,008,563	35.92
Elimination	(775,273)	(1.46)	(576,794)	(1.08)
Total Revenue	$53,460,653	100.00	$52,912,752	100.00

Net Revenue by Industry Segment
	Three months ended September 30
	2007		2006
Segment	Amount	Percent	Amount	Percent
Network	$5,147,150	27.29	$5,264,785	24.42
Direct	9,163,239	48.58	9,553,373	44.31
Advertising	4,960,160	26.30	7,023,294	32.57
Elimination	(409,573)	(2.17)	(280,731)	(1.30)
Total Revenue	$18,860,976	100.00	$21,560,721	100.00

Gross Profit by Industry Segment
	Nine Months Ended September 30		Three Months Ended September 30
Segment	2007	2006	2007	2006
Network	$8,232,059	$8,559,989	$2,940,533	$3,681,267
Direct	16,041,898	16,954,976	5,456,080	7,267,480
Advertising	3,900,537	8,666,330	1,287,502	2,945,835
Elimination	(257,734)	(289,494)	(145,884)	6,570
Total	$27,916,760	$33,891,801	$9,538,231	$13,901,152

(Loss) Income before Income Taxes by Industry Segment
	Nine Months Ended September 30		Three Months Ended September 30
Segment	2007	2006	2007	2006
Network	$1,814,253	$2,914,091	$497,089	$1,603,778
Direct	3,643,643	3,287,298	1,631,932	1,910,018
Advertising	(1,239,740)	(339,250)	(306,079)	(51,364)
Corporate	(5,429,853)	(5,408,589)	(1,657,614)	(1,978,844)
Total	$(1,211,697)	$453,550	$165,328	$1,483,588

ITEM 3.

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next two years are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2009 based on debt outstanding at September 30, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2007	2008	2009
Fixed Rate Debt	9,794	37,326	-
Weighted average interest rate	6.76%	6.77%	-
Variable rate debt	-	-	11,767,000
Weighted average interest rate	-	-	7.22%

The table above does not reflect indebtedness incurred after September 30, 2007.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

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

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 29, 2007.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth securities sold by us in the quarterly period ended September 30, 2007 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock in private transactions to persons who we believed were existing security holders or “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Sections 3(9) and 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 1st day of November, 2007.

THINK PARTNERSHIP INC.

By:	/s/ Scott P. Mitchell
Scott P. Mitchell
Director, Chief Executive Officer, and Secretary

By:	/s/ Jody Brown
Jody Brown
Chief Financial Officer and Treasurer