Form 10-K
period 2007-12-31
THINK PARTNERSHIP INC
filed 2008-03-31
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

THINK PARTNERSHIP INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	001-32442	87-0450450
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760

(Address of Principal Executive Office) (Zip Code)

(727) 324-0046

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock par value $0.001		American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the year ended December 31, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this section under “Risk Factors.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2008. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

We are a Nevada corporation headquartered in Clearwater, Florida.  We are currently doing business under the name Kowabunga!® Inc. and will seek formal shareholder approval to change our legal name to Kowabunga!® Inc. at our next shareholder meeting.  Through our wholly-owned direct and indirect subsidiaries we provide marketing and technology solutions to businesses and individuals. As of March 10, 2008 we employed 249 persons.  As of March 10, 2008 we operate in seven locations across the United Sates and one location in the United Kingdom. Our principal executive offices are located at 15550 Lightwave Drive, 3rd floor, Clearwater, Florida 33760.  Our telephone number is (727) 324-0046. The address of our website is www.kowabunga.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.kowabunga.com. Any and all information found on our website is not part of this or any other report we file with or furnish to the SEC.

From 1993 until 1997 we had no operations.  In 1997, we acquired two private companies that were subsequently divested.  In March 2001, we acquired WorldMall.com which was reincorporated in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc.  Since 2002 we have acquired a total of fourteen companies which now serve as the platform for all of our business operations.  Our business is organized into three segments: Network, Direct and Advertising.

Summary of Products and Services

Our Network Segment provides performance-based marketing and technology solutions to assist advertisers in driving traffic, obtaining leads and increasing conversions through affiliate marketing, search engine marketing, lead generation and PPC ad networks. Our high profile brands include:

PrimaryAds™ (www.primaryads.com or www.primaryads.co.uk) is a leading CPA (cost per action) Affiliate Network matching high-converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates. Our email, search and website affiliates earn some of the industry’s highest commissions while driving traffic to various types of offers, including many exclusive offers.

ValidClick AdExchange™ (www.validclick.com) is an open, quality controlled PPC (pay per click)marketplace where clicks are dynamically priced based on FeedPatrol Click Fraud Technology and Fair Isaac Click Conversion Scoring.  We expect this exclusive technology alliance to lead the way to fair market pricing for PPC advertisers based on quality and conversions.

ValidClick DirectAds is a PPC platform that allows publishers to offer keyword or category based PPC text ads on their web site through an interface that is branded to match the website’s look and feel.

Second Bite® (www.secondbite.com) is a unique patent-pending order abandonment recovery technology that provides a full circle solution to recover lost revenue due to shopping cart abandonment. Using automated email messages and phone calls from helpful customer service agents, Second Bite reaches out to shoppers who have abandoned their online shopping cart and encourages them to complete their purchases.

MyAP™ (www.myap.com) is a complete Affiliate Tracking and Management Software solution. It provides merchants the ability to sign up, manage and track the activities of their affiliates through a scalable, reliable, easy-to-use, and privately branded platform with full data transparency.

Kolimbo (www.kolimbo.com) is a traditional affiliate network that provides the ability to partner with top merchants in retail, B2B and niche categories.

Ozona provides start-to-finish web design, customized web-based applications, database systems, managed and shared hosting solutions and e-commerce.

Our Direct Segment provides lead generation services and develops and sells direct-to-consumer membership programs.

Morex is a life stages, lead generation business that focuses on marketing to expectant mothers and new parents through the Internet at www.babytobee.com.  As the leader in prenatal and new parent e-mail and direct mail distribution, Morex generates leads both online and over the phone, then markets those leads to Consumer Package Goods manufacturers and advertisers.

iLead Media (”iLead”) sells membership programs in the home based business sector.  These programs are sold directly to consumers through Company-owned ecommerce web sites.  Customers are acquired on a cost-per-acquisition basis through both our internal affiliate marketing networks as well as through third party affiliate marketing networks.

Cherish offers a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for by age, gender, hobbies and location, and then make contact with that individual or individuals in an online environment. Revenues are generated from a monthly membership fee, which allows users to obtain complete access to the individual community. Some of our online communities also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services.

Real Estate School Online, Inc. sells accredited real estate licensing courses, real estate continuing education courses, and real estate exam prep courses online, on CD-ROM, or by correspondence in twenty-seven states through Company-owned ecommerce web sites.

Our Advertising Segment provides online and off-line advertising, branding, and interactive marketing solutions.

Market Smart Advertising, Inc (“MSA”), is a full-service, integrated marketing and communications firm providing traditional and interactive advertising, broadcast production, public relations, branding services, research, Web development and mystery shopping. Ranked as the third largest agency in the Triangle region by the Triangle Business Journal, MSA’s diverse client list include UNC Health Care and SUBWAY® Restaurants among others.

Web Diversity, based in the UK, provides paid search management and organic search optimization services.

In 2006 we discontinued MarketSmart Interactive operations as a separate business and transferred its operations to MSA. We believe that this consolidation effort will allow us to realize significant improvements in operating efficiencies.

More comprehensive information about our products is available through our Internet website http://www.kowabunga.com. The information on our website is not incorporated by reference into this prospectus.

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

Network Segment

Currently, two employees are dedicated to developing business for advertising clients and three employees devoted to recruiting affiliates to our PrimaryAds affiliate network. PrimaryAds participates in various industry trade shows and executes advertising on a limited basis.

Currently, three sales representatives manage both inbound and outbound sales efforts for our ValidClick search network. Leads are developed by recruiting for potential affiliates that meet criterion that will add value to allow a client to be successful. Incentive programs are offered to existing clients for referrals to our network.

Currently, there is one sales person focused on selling the MyAP product and services while four employees are dedicated to recruiting affiliates for the affiliate network. MyAP is marketed through a variety of channels by participating in industry trade shows, producing white papers, newsletters, web seminars, and advertising in niche publications.

Direct Segment

Morex employs a variety of techniques to develop business. Currently five employees actively sell its products and services to advertisers. Morex markets itself via E-mail, postal list retails, website banners, category sponsorships, pay-per-click directory marketing and telemarketing.

iLead develops business through internet advertising campaigns. iLead offers consistently rank among the top performers across all offers currently available from online advertisers by emphasizing conversion statistics and ultimate return on investment for affiliate networks and publishers. Primarily growing the business on a CPA (cost per acquisition) model, iLead is able to calculate the exact costs of advertising as well as the lifetime value of each customer.

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

Cherish markets its online dating services utilizing SEO (search engine optimization) and pay-per-click advertising, affiliate marketing, paid advertising, strategic partnerships and partner solutions and offers custom dating products/services to various niche and vertical markets including newspapers and radio stations across North America.

Real Estate School Online currently employs four people who manage incoming leads and sales. Real Estate School Online utilizes online marketing campaigns including pay-per-click advertising, search engine optimization and banner advertising to develop sales.

Advertising Segment

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

Web Diversity currently employs three people dedicated to facilitating business development and relationship management. Web Diversity belongs to a variety of advertising, commerce, trade organizations and professional associations.

Overview of Industry

We believe the growth of online advertising has not shown any signs of slowing. We believe that companies both large and small are continuing to spend more and more money on their interactive strategies. According to The Interactive Advertising Bureau (IAB) and PricewaterhouseCoopers (PwC), Internet advertising revenues for 2007 are estimated at $21 billion. This represents a 25 percent increase over the previous revenue record of nearly $16.9 billion for full year 2006. Q4 2007 revenues totaled approximately $5.9 billion, making it the highest quarter ever reported and representing a 13 percent rise over the third quarter of 2007 and a 24 percent increase over the fourth quarter of 2006. All four quarters reported in 2007 include record level revenues.

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

We believe that our unique, differentiating technologies will emerge as leaders in the coming year as more emphasis is placed on the needs that they fulfill. This includes:

Our new ValidClick Ad Exchange and exclusive technology alliance with Fair Isaac Corporation was created to close the value-price gap in PPC advertising. The AdExchange provides advertisers with safe, consistent, profitable access to the diverse array of PPC traffic—search engines, comparison shopping, contextual implementations, widgets, domains, etc.—while offering web publishers displaying these advertisements top dollar for high-quality click traffic.

Paid search makes up the largest slice of the US online advertising market, as it has since 2003. With its 42.5% contribution to the online total in 2007, according to eMarketer estimates, paid search spending share has remained on the 40%-plus plateau since its spectacular rise early in the decade. Projections through 2011 indicate a similar, although no greater, dominance. Paid search is currently the key driver of US online advertising as a whole. Spending on paid search in 2008 will exceed the $9.6 billion that was spent on all online advertising in 2004.

The threat level in fraudulent clicks continues to rise and cost advertisers billions of dollars.  The overall industry average click fraud rate rose to 16.6 percent for Q4 2007. That's up from the 14.2 percent click fraud rate for the same quarter in 2006 and 16.2 percent for Q3 2007 according to Click Forensic’s clickfraudindex.com.  The average click fraud rate of PPC advertisements appearing on search engine content networks, including Google AdSense and the Yahoo Publisher Network, was 28.3 percent in Q4 2007. That’s up from the 19.2 percent average click fraud rate for the same quarter in 2006 and 28.1 percent for Q3 2007.

We believe that advertiser awareness to this issue is growing as will their desire for a solution. When placing ads on traditional PPC Networks, advertisers generally pay a uniform keyword price per click to every web publisher that drives traffic to their site. It’s the same price regardless of how often click traffic from the publisher converts into a sale or other desirable result (requesting or downloading information, signing up for a mailing list or RSS feed, etc.). Thus in many instances, pricing is out of alignment with value.

To improve the alignment of price and value, ValidClick AdExchange combines our patent-pending FeedPatrol click fraud technology with the revolutionary “Click Conversion Scoring,” (developed in partnership with Fair Isaac Corporation) to analyze advertiser data in near real time and differentiate/compensate publishers by the conversion effectiveness of their click traffic.  This combination of technologies helps to ensure strong return on investment for advertisers participating in the AdExchange.  FeedPatrol detects clicks likely to be erroneous or fraudulent (those made, whether by real users or software bots/scripts, for the sole purpose of making the advertiser pay), and filters them prior to advertisers being charged.  Then, to address variations in quality within legitimate traffic and ensure fair pricing for advertisers and publishers alike, Fair Isaac’s click conversion scoring rates publishers by their ability to drive conversions for advertisers.  When a publisher makes a request to the AdExchange for the ads, the advertiser’s bid price is automatically adjusted downward for publishers with low conversion scores. Over time, if publishers improve their scores, their adjusted bid price will move upward, moving closer to the ceiling of the advertiser’s original bid price.

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

The Offline/Online Exchange: We believe that the emergence of Web 2.0 sites like MySpace and YouTube are contributing to the blurring of the line between traditional offline marketing and interactive online marketing. 2007 was the first year in which all Super Bowl TV advertisements were placed online immediately following (if not prior to) their television debut. Marketers will be seeking holistic strategies that cover everything from TV, print and radio through to ads created specifically online and offline ads that are transferred online due to consumer demand. We believe that our Advertising division is in a position to adapt both online and offline strategies and present our clients with full circle strategies that span all media.

Internal Offers: Competition for online consumers subscribing for services has increased over the recent years.  We believe that our internal offers, including our business opportunity, online education, and online dating offers, marketed through our network as well as other online marketing channels, will continue to increase while amplified competition will help us better test out techniques, creative, and channels to better service our online clients.

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

We believe that the competitive factors affecting the Internet advertising market are data analysis capabilities, client service, strategy, ad serving technology, functionality and price. We believe we compete proficiently in each area. Our Network and Advertising segments provide a complete range of services designed to meet the needs of any business wanting to advertise and conduct business on the Internet. In particular, our digital marketing services include sophisticated data modeling techniques and dedicated client service teams that seek to employ the best methods, technologies and approaches to make client programs successful. Through our Network segment, we offer advertising agencies and direct advertisers an efficient solution for managing end-to-end online marketing campaigns.

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

Our subsidiary, KowaBunga! Marketing Inc’s main competitors are Commission Junction, LinkShare, Share a Sale and Direct Track. KowaBunga! positions itself among these competitors by providing solution-based products for a full spectrum of clients, from the do-it-yourself market to large clients seeking customized software and managed services tied to affiliate networks.

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

iLead’s primary competitors include NeWave, Inc. (OnlineSupplier.com), Overstock.com, and Education Success, Inc. (ESIOffers.com). iLead believes it has a competitive advantage due to the fact that it implements best practices from three unique but related business models (Lead Generation, Home Based Business Training, and Paid Membership Programs) to generate revenue throughout the entire user process (making the purchase of home based business materials, learning the home business program, and implementing fee based tools in carrying out their learned strategy).

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

Web Diversity’s primary competitors include Latitude, The Search Works and Guava. We believe that Web Diversity can compete  because of its long-standing customer relationships, its commitment to provide superior customer service at competitive prices and its global and extensive service offering.

Recent Developments

On February 27, 2008, we amended and restated our loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008, the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving

Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly Calculation date compared to the Company’s trailing EBIDTA as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently the Company entered into an interest rate swap agreement with Wachovia in which it effectively fixed the rate of the term note at 5.9%.

On February 29, 2008, Brady Whittingham, the President of our Direct Segment voluntarily resigned.  Operational management of this segment of our business is being provided by our Chief Operating Officer.

Employees

As of March 10, 2008 we employed, through our operating subsidiaries, 249 persons. None of these persons are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

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

•

identify, attract, retain and motivate qualified personnel;

•

accurately measure impressions, searches, clicks, or other online actions for our advertisers, publishers,   or partners; and

•

adapt to changes in online advertising, email, and other filtering software.

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

•

changes in revenue contribution by our business lines, which historically have had varying operating margins; and

•

timing in the completion of web development projects or in the recognition of revenue on those projects;

•

fluctuations in our stock price which may impact the amount of stock-based compensation expense we are required to record;

•

the foreign currency effects of transactions denominated in currencies other than the U.S. dollar; and

•

deterioration in the credit quality of our accounts receivable and an increase in the related provisions.

Our limited operating history and relatively new business model in emerging and rapidly evolving markets make it difficult to evaluate our future prospects.  We have only a limited operating history and have lost money during five of the last seven years ended December 31, 2007.  There is no assurance we will generate net income in future periods.  Failure to generate net income could have a material adverse effect on the trading price of our common stock.

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

Our loan agreement with Wachovia Bank, N.A., contains covenants that can restrict our ability to borrow funds. Our loan agreement with Wachovia Bank, N.A.(Wachovia) contains covenants that restricts our ability to borrow based on past financial results.  If our financial results deteriorate in the future it could reduce our borrowing base with Wachovia and force us to obtain funds at a higher cost.

We have agreed, and may agree in the future, to pay additional amounts in connection with acquisitions.  As part of the agreements to acquire certain of our operating subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfies certain financial hurdles.  As of December 31, 2007, the cash portion of these potential contingent payments totaled approximately $14.375 million. There is no assurance that we will have cash available to pay these amounts if these financial hurdles are satisfied.  Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, all of which may have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We compete with many companies, some of whom are more established and better capitalized.  We compete with a variety of companies on a worldwide basis both through the Internet and in traditional markets.  Some of these companies are larger and better capitalized.  There are also few barriers to entry in our markets and thus above average profit margins will likely attract additional competitors.  Our competitors may develop services that are superior to, or have greater market acceptance than our services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger registrant and membership bases.  In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.  To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted.  Any of these competitors could cause us difficulty in attracting and retaining registrants and converting registrants into members and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Internet properties.  Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We need to attract and retain a large number of paying members on an ongoing basis.  Our online dating business and other portions of our Direct segment must attract and retain a large number of paying members.  To do so, we must continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services.  There is no assurance we will have the resources, financial or otherwise, required to enhance or develop services.  Further, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose existing members and may fail to attract new registrants.  Failure to enhance or develop services or to respond to the needs of our members in an effective or timely manner could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our business relies on a number of third-party providers, and their failure to perform or termination of our relationships with them could harm our business.  We rely on third parties to provide important services and technologies to our online business, including Internet services providers and credit card processors.  In addition, we license technologies from third parties to facilitate our ability to provide our services.  Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies.  Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues and increased costs.

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

We are exposed to risks associated with credit card fraud and credit payment.  Many of our customers use credit cards to pay for our services.  We have suffered losses, and may continue to suffer losses, as a result of membership or purchase orders placed with fraudulent credit card data, even though the associated financial institution approved payment.  Under current credit card practices, a merchant is liable for fraudulent credit card transactions when the merchant does not obtain a cardholder’s signature.  A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our business also offers email services subjecting us to liabilities or claims relating to unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service.  Our insurance may not specifically provide coverage for liability or expenses for these types of claims or losses.  Liability or expense relating to these types of claims could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business could be significantly impacted by the occurrence of natural disasters such as hurricanes and other catastrophic events.  Our primary data center, Network Division operations, and corporate headquarters are located in Clearwater, Florida and, are therefore, susceptible to damage from hurricanes or other tropical storms.  Although we believe we have adequate backup for this data in a secure location, we may not be able to prevent outages and downtime caused by these storms or other events out of our control, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We face certain risks related to the physical and emotional safety of the users of our online dating websites.  We cannot control the behavior of users of our websites.  There is a possibility that one or more of the users of our websites could be physically or emotionally harmed following interaction with another user of our websites.  We do not screen the users of our websites, and cannot ensure personal safety on a meeting arranged following contact initiated via our websites.  If an unfortunate incident were to occur in a meeting of people following contact initiated using one of our websites or any related website, any resulting negative publicity could materially and adversely affect the online dating industry in general and our business in particular and could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.  In addition, the affected users of our websites might initiate legal action against us, which could cause us to incur significant expense, regardless of whether liability is imposed on us which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.  Further, legislation has been proposed in various jurisdictions that may require us to conduct background checks on the users of our online dating websites.  If legislation requiring us to perform background checks is enacted, we would incur additional costs and expenses to comply with these legislative requirements. These costs and expenses may be material, not transferrable to our customers and may have and adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Certain provisions of Nevada corporate law may limit or discourage actions in your best interest.  Certain provisions of Nevada corporate law limit the circumstances under which a person or entity may acquire a controlling interest in the stock of a Nevada corporation or cause a merger, consolidation or other “combination” to occur involving a Nevada corporation.  These laws may discourage companies or persons interested in acquiring a significant interest in or control of us, or delay or make an acquisition or transaction more difficult or expensive to consummate, regardless of whether the acquisition or transaction is in the best interest of our stockholders, all of which may limit or prevent you from receiving a “control premium” for your common stock.

It may be difficult for a third party to acquire us and this could depress our stock price. We are a Nevada company which has adopted a Shareholder Rights Plan pursuant to which we issued one preferred stock purchase right for each outstanding share of common stock. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our Board of Directors. Consequently, our Shareholder Rights Plan could make it difficult for a third party to acquire us, even if doing so would benefit security holders. Certain anti-takeover provisions under Nevada law to which we are subject and certain provisions of our charter could also make it more difficult for a third party to acquire us. The anti-takeover effects of these provisions and those of our Shareholder Rights Plan could depress our stock price and may result in the entrenchment of existing management, regardless of their performance.

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

We Depend On Key Personnel, The Loss Of Whom Could Harm Our Business. The success of the Company depends in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, management expertise or key business relationships. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the Company, which may result in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability.

Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our senior management team, or of any other key employees, could divert management's time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, retain and motivate other highly qualified employees in the future. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery. Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline. During the Fourth Quarter of Fiscal 2006 and continuing through 2007 we recognized a decline in our email marketing revenue due to the factors mentioned above, and may continue experience declines despite our best efforts to maintain “Best Practices” in the execution of our email business.

Our stock price is likely to be volatile and could drop unexpectedly. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees and harm our business and recently adopted changed in accounting for equity compensation will adversely affect earnings.  We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, some of whom have been granted stock options, or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price. To the extent these circumstances occur, our ability to retain employees may be adversely affected. In addition, beginning January 1, 2006 the Company was required to record stock-based compensation expense related to stock options. This requirement has negatively impacted net income for the year ended December 31, 2006 and 2007 and will also negatively impact net income for future periods.  As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

DESCRIPTION OF PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties used by Think Partnership Inc. during 2007. We lease or sublease all of these properties. All properties are leased under operating leases. Such leases expire at various times through 2015. The annual base rent expense for all facilities is currently approximately $1.4 million and is subject to annual adjustments.

Location	Approximate Square Footage	Use
Network Segment
303 West Main Street. Freehold, NJ 07728	1,142	Service and Marketing
300 West 19th Terrace, Kansas City, MO 64108	6,430	Product Development
15550 Lightwave Drive, Clearwater, FL 33760	11,851	Product Development and Service
28050 US 19 North, Clearwater FL 33761	8,591	Services
Direct Segment
437 East 1000 South, Pleasant Grove, UT 84062	2,800	Service and Marketing
701 N. Green Valley Pkwy, Henderson, NV 89074	150	Service and Marketing
15 Woodfield Road, Pomona, NY 10970	2,000	Service and Marketing
909 3rd Avenue, New York, NY 10022	150	Service and Marketing
18 Elizabeth Street, Bethel, CT 06801	1,000	Service and Marketing
15550 Lightwave Drive, Clearwater, FL 33760	7,901	Service and Marketing
2914 Falkenburg Rd, Riverview, FL 33569	2,700	Service and Marketing

Advertising Segment
300 Perimeter Park Dr, Morrisville, NC 27560	30,970	Service and Marketing
20 Church Street, Twickenham, Middlesex, UK	1,500	Service and Marketing

Corporate
15550 Lightwave Drive, Clearwater, FL 33760	11,851	Administration

In general, all facilities are in good condition and are currently adequate for the Company’s needs.

ITEM 3.

LEGAL PROCEEDINGS

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 30, 2007. At the meeting, our stockholders elected the following directors:  Scott P. Mitchell, Robert T. Geras, George Mellon, Joshua Metnick and Patrick W. Walsh. Our stockholders also ratified the appointment of our independent registered accountant, Blackman Kallick, LLP.

The following table states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter voted upon.

Matter	For	Against/Withheld	Abstain
Directors:
Scott P. Mitchell	46,721,963
Robert T. Geras	46,696,463
George Mellon	39,341,492
Joshua Metnick	46,709,567
Patrick W. Walsh	37,573,792
Blackman Kallick, LLP	46,710,547	481,606	2,132

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the American Stock Exchange under the symbol “THK”.  On March 10, 2008 the high and low sales prices for our common stock were $1.08 and $1.01 per share on the AMEX. Set forth below are the high and low sales prices for our common stock for each quarter during the last two years as listed by the American Stock Exchange.

Period Ended	High Sales Price	Low Sales Price
Quarter Ended December 31, 2007	1.83	1.18
Quarter Ended September 30, 2007	3.43	1.21
Quarter Ended June 30, 2007	3.31	2.00
Quarter Ended March 31, 2007	3.70	2.20

Quarter Ended December 31, 2006	3.60	1.90
Quarter Ended September 30, 2006	2.35	1.67
Quarter Ended June 30, 2006	2.49	1.50
Quarter Ended March 31, 2006	2.50	1.71

As of March 10, 2008, we had 212 record holders of our common stock. Since inception, we have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

The following table presents certain information, as of December 31, 2007, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	2,605,000	$2.02	7,335,000
Equity compensation plans not approved by security holders	999,647	$1.45	0
Total	3,604,647	$1.86	7,335,000

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

None.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected consolidated financial are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2007	2006	2005	2004	2003
Operations:
Revenue	$73,576,750	$71,882,328	$40,440,729	$17,621,100	$5,781,946
Gross profit	37,797,385	44,189,414	26,586,866	13,529,161	4,804,499
Income (Loss) from continuing operations	(1,610,054)	1,405,057	33,354	2,837,781	(701,930)
Net income(loss) (*)	(1,107,825)	565,191	(3,621)	1,773,988	(665,016)
Net (loss) income per common share(*)
Basic	(0.02)	(0.20)	0.00	0.07	(0.04)
Diluted	(0.02)	(0.20)	0.00	0.06	(0.03)
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00
Financial position:
Total Assets	121,125,513	120,397,139	57,494,319	32,404,542	3,700,347
Long Term Debt	11,099,463	11,738,205	7,471,077	394,066	697,064
Redeemable Preferred Stock	0	3,859,785	0	0	0

* Beginning in fiscal 2006, net income and net income per share includes the impact of SFAS 123R stock-based compensation charges.  The performance for 2004, 2005 and 2006 include the results of all acquisitions from the respective dates of acquisition.  Refer to the Notes to our Consolidated Financial Statements.  Net income per common share includes dividends paid to preferred shareholders and accretion of convertible preferred stock in 2006.

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

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class marketing and technology solutions to businesses and individuals. Our business is organized into three segments:  Network, Direct, and Advertising.

We were incorporated in the State of Nevada in October 1987. As of March 10, 2008 we employed, through our operating subsidiaries, 249 persons. Our principal executive offices are located at 15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760. Our telephone number is (727) 324-0046. The address of our website is www.kowabunga.com.

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

Network Segment

Affiliate Network - consistent with the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (“EITF 99-19”) we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis.  Revenue is recognized when the related services are performed.

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents as of December 31, 2007 and 2006 were approximately $2.6 million and $3.0 million, respectively. Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. Our cash deposits exceeded FDIC-insured limits by approximately $1.35 million at various financial institutions. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of December 31, 2007, the cash portion of these potential contingent payments totaled approximately $14.375 million which, if and to the extent earned, will likely become payable starting the first quarter of 2009. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

In January 2006, we entered into a loan agreement with Wachovia Bank, National Association. Pursuant to the loan agreement, on January 20, 2006, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note which bears interest at the LIBOR Market Index Rate plus 2.10% as such rate may change from day to day, and $2.5 million, evidenced by a term promissory note which bears interest at the LIBOR Market Index Rate plus 2.15% as such rate may change from day to day. Amounts due under the revolving credit note are payable in consecutive monthly payments of accrued interest only until January 19, 2009, the revolving credit note’s maturity, at which time all principal and any accrued but unpaid interest is due and payable. As of December 31, 2007 we had $12.4 million due under the revolving credit note. Amounts due under the term note are payable in 12 consecutive monthly payments of equal principal in the amount of $208,333 plus accrued interest with the final payment due on January 19, 2007, the term note’s maturity. The term note was paid in full in January of 2007. Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes and the guaranty is secured by a first priority lien on each subsidiary’s assets.

On February 27, 2008, we amended and restated our loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and we are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly Calculation date compared to our trailing EBIDTA as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently we entered into an interest rate swap agreement with Wachovia in which we effectively fixed the rate of the term note at 5.9%.  We used the proceeds from the term note to reduce amounts outstanding on the revolving line of credit.

On April 5, 2006, we completed the sale of 26,500 shares of $1,000 stated value Series A Convertible Preferred Stock (liquidation preference $33.1 million) and warrants to purchase 5.3 million shares of our common stock for gross proceeds of $26.5 million ($24.7 million, net of direct financing costs). Pursuant to the Certificate of

Designations, Series A Convertible Preferred Stock was convertible into shares of our common stock at a fixed conversion rate of $2.00 and, if not converted by March 20, 2008, was redeemable for cash of $2.00 per share. Series A Convertible Preferred Stock was also redeemable for cash upon a change in control and certain other events at an amount equal to 110% of the greater of (i) the stated value or (ii) the number of indexed shares at the closing market price on the date of the redemption triggering event. The Series A Convertible Preferred Stock was non voting and carried a 10% cumulative dividend feature, reduced to 6% upon the registration of the underlying shares, which were registered on August 1, 2006.

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

During December 2006, 20,000 Shares of Series A Convertible Preferred Stock were converted to 10,000,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put was allocated to common stock and additional paid in capital.  On February 28, 2007 the remaining 5,000 Shares of Series A Convertible Preferred Stock were converted to 2,500,000 shares of the Company’s common stock $.001 par value.  As an inducement to convert the last 25,000 Shares we issued 2.0 million warrants to purchase our Common Stock at a price of $3.05 per share and 1.0 million warrants to purchase our Common Stock at a price of $4.00 per share.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash provided by operating activities for the twelve months ended December 31, 2007 of approximately $4.0 million consisted primarily of a net loss of approximately $1.1 million adjusted for non-cash items of approximately $8.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based expenses, deferred income taxes, and approximately $3.0 million used by working capital and other activities.  Cash provided by operating activities for the twelve months ended December 31, 2006 of approximately $1.7 million consisted primarily of net profit of approximately $0.6 million adjusted for non-cash items of $4.6 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based expenses, deferred income taxes and approximately $3.5 million used by working capital and other activities. Cash provided by operating activities for the twelve months ended December 31, 2005 of approximately $0.2 million consisted primarily of a net income of approximately $0.00 million adjusted for non-cash items of approximately $2.8 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts and deferred income taxes, and approximately $2.6 million used by working capital and other activities.

We used cash in investing activities during the twelve months ended December 31, 2007, 2006 and 2005. During the twelve months ended December 31, 2007, 2006 and 2005, we used approximately $2.5 million, $1.5 million and $1.7 million, respectively, to acquire fixed assets. We also used approximately $27.0 million to fund acquisitions during the twelve months ended December 31, 2006 and approximately $19.3 million for the twelve months ended December 31, 2005 for acquisitions. An additional $3.4 million was used for other investing activities including potential acquisitions and the acquisition of databases during the twelve months ended December 31, 2007 versus approximately $2.0 million and $0.3 for the same periods in 2006 and 2005, respectively.

We generated approximately $1.3 million in cash from financing activities during the twelve months ended December 31, 2007, as compared to approximately $29.2 million and $6.5 million for the same periods in 2006 and 2005, respectively.  Sources of cash from financing activities in 2007 included proceeds of approximately $0.7 million from net draws on our line of credit with Wachovia.  In 2006 and 2005 we received net proceeds from our line of credit of approximately $4.3 million and $7.4, respectively.  In 2006, we also received proceeds from an installment note with Wachovia totaling $2.5 million.  Net proceeds from equity transactions were approximately $0.2 million, $24.9 million and ($0.1) million for the twelve months ended December 31, 2007, 2006 and 2005 respectively. These amounts were offset by principal repayments of approximately $0.3 million, $2.8 and $0.8 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.  We also paid preferred dividends of approximately $0.3 million and $1.1 million during the twelve months ended December 31, 2007 and 2006, respectively.  Also, during 2007 and 2006, the Company received tax savings of approximately $1.0 million and $1.4 million, respectively, in connection with the exercise of stock options.

Since 2002 we have acquired a total of fourteen companies which now serve as the platform for all of our business operations. We anticipate continuing to acquire companies that we believe will strategically fit into our business segments and to grow by expanding our current operations. We expect that we will incur future capital expenditures relating to this growth.

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Net cash provided by operating activities	$3,981,958	$1,687,748	$239,221
Net cash used in investing activities	$(5,807,162)	$(30,473,293)	$(21,326,279)
Net cash provided by financing activities	$1,347,858	$29,211,970	$6,535,652

Results of Operations

This section describes and compares our results of operations for the twelve months ended December 31, 2007, 2006 and 2005.

Twelve Months Ended December 31, 2007 and 2006

Operating Revenues

Operating revenues by business segment are presented below.

Revenue By Industry Segment
Segment	2007	2006	% Change
Network	$19,009,046	$16,657,495	14%
Direct	36,476,378	30,613,502	19%
Advertising	19,400,097	25,309,540	-23%
Elimination	(1,308,771)	(698,209)	87%
Total	$73,576,750	$71,882,328	2%

Revenue for the twelve months ended December 31, 2007 increased over the prior year by approximately $1.7 million or 2% to approximately $73.6 million.

Revenue from our Network segment increased by approximately $2.4 million to approximately $19.0 million for the twelve months ended December 31, 2007.  Our search network contributed approximately $1.8 million more in revenue during the current year or approximately $8.8 million.  The revenue derived from our affiliate networks increased by approximately $0.5 million to approximately $9.0 million.  Revenue from hosting remained constant from year to year at approximately $1.2 million.

Revenue from our Direct segment contributed approximately $36.5 million during the twelve months ended December 31, 2007 an increase of approximately $5.9 million from the previous year.  We completed an acquisition in May of 2006 which broadened the scope of our internal offers revenue base.  Revenue from our internal offers contributed approximately $26.4 million during the twelve months ended December 31, 2007 as compared to approximately $21.4 million the prior year. Revenue from our Baby to Bee property contributed approximately $9.0 million during the twelve months ended December 31, 2007, compared to approximately $7.8 million in 2006.  Revenue from our online education properties contributed approximately $1.1 million during the twelve months ended December 31, 2007 as compared to approximately $1.5 million during 2006.

Revenue from our Advertising segment was approximately $19.4 million for the twelve months ended December 31, 2007, compared to approximately $25.3 million for the same period last year.  Search engine enhancement revenue decreased by approximately $7.2 million to approximately $1.6 million during the current year as compared to last year.  Revenue from traditional offline advertising services increased slightly to approximately $10.4 million in 2007 as compared to approximately $10.3 million in 2006. This was offset by increased paid search revenue of approximately $1.2 million derived from our foreign operations.  Revenue from paid search totaled approximately $7.4 million during the twelve months ended December 31, 2007.

Gross Profit

Gross profits by business segment are presented below.

Gross Profit By Industry Segment
	2007		2006
Segment	Amount	Percent of revenue	Amount	Percent or revenue
Network	$11,327,503	60%	$11,485,886	69%
Direct	21,415,676	59%	22,505,588	74%
Advertising	5,372,353	28%	10,659,507	42%
Elimination	(318,147)	n/a	(461,567)	n/a
Total	$37,797,385	51%	$44,189,414	61%

The gross profits for the twelve months ended December 31, 2007 were approximately $37.8 million, 51% of revenue.  In contrast the gross profits for the equivalent period in 2006 were approximately $44.2 million, 61% of revenue.

Gross profit from our Network segment for the twelve months ended December 31, 2007 was approximately $11.3 million, 60% of revenue compared to approximately $11.5 million or 69% of revenue for the twelve months ended December 31, 2006.  Gross profit from our affiliate network contributed approximately $7.3 million during the twelve months ended December 31, 2007, a decrease of $0.9 million from last year.  This decrease was due to a decline in margin in our PrimaryAds affiliate network as we work toward diversifying the offers within the network.  Gross profit from our search network contributed approximately $3.1 million during the twelve months ended December 31, 2007, an increase of $0.8 million from the prior year. Gross profit from our search network has increased from approximately $0.4 million in the first quarter of 2007 to approximately $1.1 million in the fourth quarter of 2007.  Historically we have realized much lower margins from our search network.  The margins within the search network were approximately 36% during 2007 while they were approximately 80% within our affiliate networks for the same period.  As the revenue mix between our networks changes so will our gross profit percentage for this segment.

Gross profit from our Direct segment for the twelve months ended December 31, 2007 was approximately $21.4 million, 59% of revenue compared to approximately $22.5 million or 74% of revenue for the twelve months ended December 31, 2006.  The decrease in gross profit percentage during the twelve months was mainly attributable to two factors.  First, revenue from our email marketing campaigns which has traditionally higher margins decreased significantly during 2007 as compared to last year.  Second, we completed an acquisition in May of 2006 which broadened the scope of our internal offers revenue base.  The internal offers added with this acquisition provide a slightly lower gross margin as customer acquisition costs and customer turnover are both slightly higher.

Gross profit from our Advertising segment for the twelve months ended December 31, 2007 was approximately $5.4 million, 28% of revenue compared to approximately $10.7 million or 42% of revenue for the twelve months ended December 31, 2006.  Gross profit from our search engine enhancement services decreased by approximately $5.5 million for the twelve months ended December 31, 2007 as compared to the same period last year.  These types of services had produced gross margins of approximately 66%.  As our revenue from this segment shifts to more traditional offline and paid search, the gross profit will decline. Gross profit from this revenue source were nominal in both the third and fourth quarters of 2007 which has stabilized our gross margin percentages.  Our traditional offline marketing services produce gross margins of approximately 35% while our paid search margins are approximately 15%.

Selling, General and Administrative Expenses

	Twelve months ended December 31
Industry Segment	2007	2006
Network	$7,128,841	$6,071,530
Direct	14,704,464	16,569,358
Advertising	6,321,306	11,130,403
Corporate	6,552,218	5,802,185
Elimination	(318,147)	(461,897)
Total Selling, General and Administrative Expenses	$34,388,682	$39,111,579

Selling, general and administrative expenses were approximately $34.4 million, 47% of revenue for the twelve months ended December 31, 2007.  For the same period last year, these expenses totaled approximately $39.1 million, 54% of revenue.

Selling, general and administrative expenses in our Network segment for the twelve months ended December 31, 2007 were approximately $7.1 million, 38% of revenue as compared to approximately $6.1 million, 36% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment.  In our Direct segment, selling, general and administrative expenses were approximately $14.7 million, 40% of revenue as compared to approximately $16.6 million, 54% of revenue for the same period last year. The revenue mix from the various products within this segment has shifted over the last year.  We have experienced significant growth in certain internal offers during the year that require less costs to support them.  This has caused a shift in the percentage of selling, general and administrative expenses as they relate to revenue.  Selling, general, and administrative expenses in our Advertising segment were approximately $6.3 million, 33% of revenue as compared to approximately $11.1 million, or 44% of revenue for the prior year.  The decline in these expenses is a result of the large reduction in revenue derived from search engine enhancement services.  Corporate overhead expenses increased to approximately $6.6 million from approximately $5.8 million for the twelve months ended December 31, 2007 and 2006 respectively.   Professional fees declined by approximately $0.9 million during 2007 as compared to 2006.  These savings were offset by increased corporate payroll expenses of approximately $0.7 million and increased stock based compensation costs of approximately $0.7 million.

Amortization of purchased intangibles was approximately $4.2 million and $3.5 for the twelve months ended December 31, 2007 and 2006 respectively.  Amortization has increased as compared to last year due to three acquisitions completed in the second quarter of 2006.

Interest expense for the twelve months ended December 31, 2007 and 2006 was approximately $0.9 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $1.2 million, $0.02 per share, and $9.7 million, $0.20 per share, for the twelve months ended December 31, 2007 and 2006, respectively.  During the twelve months ended December 31, 2007 we incurred a charge of approximately $0.1 million for dividends and accretion of redeemable preferred stock as compared to $4.2 million in 2006.  We also incurred a charge of approximately $6.0 million during 2006 for warrants issued to effect the conversion of convertible preferred stock.

Twelve Months Ended December 31, 2006 and 2005

Operating Revenues

Operating revenues by business segment are presented below.

Revenue By Industry Segment
Segment	2006	2005	% Change
Network	$16,657,495	$5,071,544	228%
Direct	30,613,502	8,713,538	251%
Advertising	25,309,540	27,117,595	-7%
Elimination	(698,209)	(461,948)	51%
Total	$71,882,328	$40,440,729	78%

Revenue for the twelve months ended December 31, 2006 increased approximately $31.4 million to approximately $71.9 million from the same period in the prior fiscal year. Revenue from our Network segment increased approximately $11.6 million to approximately $16.7 million from the same period last year. The acquisition of Litmus Media, Inc. contributed approximately $7.0 million in revenue during the current year. The remaining growth was due to increased revenue derived from our affiliate networks and affiliate software licensing. Revenue from our Direct segment contributed approximately $30.6 million during the twelve months ended December 31, 2006. We added to this segment in January 2006 with the acquisition of Morex Marketing Group, LLC and expanded further in May with the acquisition of iLead Media, Inc. Revenue from our Advertising segment decreased by approximately $1.8 million during the twelve months ended December 31, 2006, compared to the same period last year. In our Advertising segment, revenue from search engine enhancement services decreased by approximately $8.8 million during 2006 as compared to 2005. This was offset by increased revenue from the addition of Web Diversity Ltd. in April 2006 of approximately $6.2 million and increased revenue from our advertising agency of approximately $0.8 million in 2006 as compared to 2005.  Revenue from search engine enhancement services has continued to decline due to increased competition and low barriers to entry.

Gross Profit

Gross profits by business segment are presented below.

Gross Profit By Industry Segment
	2006		2005
Segment	Amount	Percent of revenue	Amount	Percent or revenue
Network	$11,485,886	69%	$4,636,160	91%
Direct	22,505,588	74%	6,913,591	79%
Advertising	10,659,507	42%	15,499,063	57%
Elimination	(461,567)	n/a	(461,948)	n/a
Total	$44,189,414	61%	$26,586,866	66%

The gross profits for the twelve months ended December 31, 2006 were approximately $44.2 million, 61% of sales. In contrast, the gross profits for the equivalent period in 2005 were approximately $26.6 million, 66% of sales. During this period our gross profit percentages were changing as each of the acquisitions we completed had different cost structures. Our Network segment had gross profits of approximately $11.5 million, 69% of revenue, and approximately $4.6 million, 91% of revenue, for the twelve months ended December 31, 2006 and 2005, respectively. The change was due to an acquisition in this segment that was completed in April of 2006. Our gross profit for our Direct segment was approximately $22.5 million, or 74% of revenue as compared to approximately $6.9 million in 2005, or 79% of revenue. As in our network segment, we completed two acquisitions in 2006 that had an affect on the overall gross margin percentage for the segment.  Our Advertising segment had gross profit of approximately $10.7 million, 42% of revenue, and approximately $15.5 million, 57% of revenue, for the twelve months ended December 31, 2006 and 2005 respectively. This segment underwent a significant change in revenue mix over the past twelve months as was noted above. Revenue from search engine enhancement services has decreased by approximately 50% from the prior year. We have historically realized higher gross margins from these services. Due to this shift our gross margin percentage has decreased as revenue shifts to services and products with lower gross margins. We expect this to continue as these types of services become a minimal part of our business.

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

Net (Loss) Income Applicable to Common Stockholders

Net loss applicable to common stockholders increased from a net loss of approximately $3,600 for the twelve months ended December 31, 2005 to net loss applicable to common shareholders of approximately $9.7 million for the twelve months ended December 31, 2006. The increase was primarily attributable to a one time charge for warrants issued to preferred shareholders as an inducement to convert their position to common stock, preferred stock dividends and accretion.  The one time charge for warrants issued was approximately $6.0 million.   The value of the warrants was calculated using the Black-Scholes model.  The increase in redeemable preferred stock dividends was approximately $1.4 million and accretion of redeemable preferred stock of approximately $2.8 million.  These charges will not be incurred in 2007. We also incurred additional stock-based compensation expense of approximately $0.3 million due to the adoption of SFAS 123R in 2006.  Other income increased by approximately $660,000 during 2006 as compared to 2005.  This increase consisted of approximately $280,000 associated with the fair value adjusted for derivatives, approximately $90,000 associated with gains realized from the sale of stock received as payment for services and approximately $250,000 received as part of the break up fee from the divestiture of our online dating properties.

Contractual Obligations

	Payments due by period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$12,438,326	$1,338,863	$3,396,923	$7,702,540	$0
Operating Lease Obligations	8,565,912	1,314,871	2,210,366	2,227,991	2,812,684

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, we consolidated our Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had three operating segments as of December

31, 2007: network, direct and advertising.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  We currently only track certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segments.  A large portion of our revenue is derived on the internet and our clients span multiple geographic regions.  The presentation of sales by geographic region is not practical and is therefore not presented

Net Revenue by Industry Segment
	2007		2006		2005
Segment	Amount	Percent	Amount	Percent	Amount	Percent
Network	$19,009,046	25.84	$16,657,495	23.17	$5,071,544	12.54
Direct	36,476,378	49.58	30,613,502	42.59	8,713,538	21.54
Advertising	19,400,097	26.37	25,309,540	35.21	27,117,595	67.06
Elimination	(1,308,771)	(1.79)	(698,209)	(0.97)	(461,948)	(1.14)
Total Revenue	$73,576,750	100.00	$71,882,328	100.00	$40,440,729	100.00

Gross Profit by Industry Segment
Segment	2007	2006	2005
Network	$11,327,503	$11,485,886	$4,636,160
Direct	21,415,676	22,505,588	6,913,590
Advertising	5,372,353	10,659,507	15,499,064
Elimination	(318,147)	(461,567)	(461,948)
Total	$37,797,385	$44,189,414	$26,586,866

(Loss) Income from Operations by Industry Segment
Segment	2007	2006	2005
Network	$2,370,726	$3,844,410	$451,002
Direct	4,776,667	4,494,740	2,009,743
Advertising	(1,418,497)	(902,049)	163,619
Corporate	(6,552,219)	(5,810,638)	(2,506,745)
Total	$(823,323)	$1,626,463	$117,619

Subsequent Events

On February 27, 2008, we amended and restated our loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and we are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly Calculation date compared to our trailing EBIDTA as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently we entered into an interest rate swap agreement with Wachovia in which we effectively fixed the rate of the term note at 5.9%.

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2010 based on debt outstanding at December 31, 2007 and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010
Fixed Rate Debt	37,326	-	-
Weighted average interest rate	6.77%	-	-

Variable rate debt	-	$12,401,000	-
Weighted average interest rate	-	6.70%	-

The table above does not reflect indebtedness incurred after December 31, 2007. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 8% of our consolidated revenue and costs are denominated in British Pounds. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and British Pounds. If the British Pound depreciates against the U.S. Dollar, the amount of our foreign income and expenses expressed in our U.S. Dollar financial statements will be affected. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Our foreign operations incurred a loss from operations of approximately $0.6 million during the twelve months ended December 31, 2007.  If the US Dollar weakens against the British Pound and we incur further losses in our foreign operations this will have an adverse affect on our financial statements.

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

None

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2007 conducted during the preparation of the Company’s financial statements to be included in this Form 10-K, a material weakness in internal controls was identified.  As a result of this material weakness, described more fully below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective.

In light of the material weakness described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Notwithstanding the existence of this material weakness in internal controls, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Company management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we have determined that we did not maintain effective internal controls over financial reporting as of December 31, 2007.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Company management has concluded that, as of December 31, 2007, the following material weakness existed:

Formal processes over change management and end user access procedures related to our information technology systems including our Microsoft Great Plains Dynamics application and revenue producing financial applications.

We were unable to properly implement and maintain an effective information technology operating environment. In addition, we did not properly maintain access or program change controls related to our critical information technology systems including the General Ledger system and certain revenue producing financial applications.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Blackman Kallick, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting During 2007

Our management has undertaken the following actions to remediate this material weakness:

•

Recruited and hired additional information technology professionals to ensure that the information technology operating systems are operating effectively and to formalize user access issues noted.

•

Implemented additional change control procedures and an updated software development life cycle process,

•

Review current access rights for all users and develop and document detailed segregation of access.

Notwithstanding the existence of this material weakness in internal controls, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2007 in conformity with GAAP.

Changes in Internal Controls

The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company’s transactions and that its established policies and procedures are followed. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since December 31, 2007, the Company has implemented actions for the remediation of the identified material weakness, as described above

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Think Partnership Inc.
Clearwater, Florida

We have audited Think Partnership, Inc. and subsidiaries’  (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or consolidated interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified by the company: The company has no formal processes over change management and access procedures related to its information technology systems including its Microsoft Great Plains Dynamics application, end-user computing and revenue producing financial applications. As a result, the Company was unable to properly implement and maintain an effective information technology operating environment. In addition, the Company did not properly maintain access or program change controls related to its critical information technology systems including the General Ledger system, end-user computing and certain revenue producing financial applications. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and this report does not affect our report dated March 30, 2008 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Think Partnership Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, and our report dated March 30, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 30, 2008

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2008.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2008.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2008.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2008.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing on or before April 30, 2008.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

 The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Think Partnership Inc.

We have audited the accompanying consolidated balance sheets of Think Partnership Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Think Partnership Inc. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of applying an accounting principle for the annual goodwill impairment test by changing the impairment test date effective December 31, 2007. As discussed in Note 10 to the consolidated financial statements, the Company has also changed its method of accounting for stock-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2008, expressed an adverse opinion on the effectiveness of the  Company’s internal control over financial reporting.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 30, 2008

Think Partnership Inc.

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Current Assets
Cash and Cash Equivalents	$2,578,246	$3,031,488
Restricted Cash	1,668,302	1,164,216
Accounts Receivable	14,089,099	11,466,681
Allowance for Doubtful Accounts	(383,545)	(68,920)
Unbilled Revenue	601,898	158,511
Refundable Corporate Income Taxes	436,522	715,814
Prepaid Expenses and Other Current Assets	749,781	698,215
Total Current Assets	19,740,303	17,166,005
Property And Equipment, Net	4,679,541	4,010,647
Other Assets
Goodwill	79,799,635	79,140,787
Intangible Assets	16,522,212	19,819,652
Other Assets	383,822	260,048
Total Other Assets	96,705,669	99,220,487
Total Assets	$121,125,513	$120,397,139
Liabilities And Shareholders’ Equity
Current Liabilities
Notes Payable – Current Portion	$1,301,537	$208,333
Notes Payable – Related Party	37,326	37,326
Accounts Payable	5,823,294	6,335,623
Deferred Revenue	1,274,177	2,076,537
Deferred Tax Liabilities	470,205	613,965
Other Current Liabilities and Accrued Expenses	2,385,723	1,871,509
Total Current Liabilities	11,292,262	11,143,293
Long-Term Liabilities	14,188,265	15,930,020
Series A Redeemable Preferred — 26,500 shares authorized, none issued and outstanding on December 31, 2007 and 5,000 issued and outstanding on December 31, 2006	0	3,859,785
Shareholders’ Equity
Preferred Stock, $.001 Par Value:
Authorized Shares – 5,000,000 – None Issued Or Outstanding	0	0
Common Stock, $.001 Par Value:
Authorized Shares – 200,000,000
Issued Shares – 70,295,024 in 2007 and 66,876,794 in 2006
Outstanding Shares – 67,646,350 in 2007 and 64,228,120 in 2006	70,295	66,877
Additional Paid In Capital	106,524,393	103,055,090
Accumulated Deficit	(11,245,536)	(12,986,723)
Accumulated Other Comprehensive Income	1,139,715	172,678
Treasury Stock	(843,881)	(843,881)
Total Shareholders’ Equity	95,644,986	89,464,041
Total Liabilities and Shareholders’ Equity	$121,125,513	$120,397,139

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc.

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net Revenue	$73,576,750	$71,882,328	$40,440,729
Cost of Revenue	35,779,365	27,692,914	13,853,863
Gross Profit	37,797,385	44,189,414	26,586,866
Operating Expenses
Selling, General and Administrative	34,388,682	39,111,579	24,922,388
Amortization of Purchased Intangibles	4,232,026	3,451,372	1,546,859
(Loss) Income from Operations	(823,323)	1,626,463	117,619
Other Income(Expense)
Interest Income	36,582	15,495	78,140
Interest Expense	(884,131)	(908,439)	(172,704)
Other Income, Net	60,818	671,538	10,299
(Loss) Income Before Income Taxes	(1,610,054)	1,405,057	33,354
Income Tax (Benefit) Expense	(502,229)	839,866	36,975
Net (Loss) Income	(1,107,825)	565,191	(3,621)
Dividends on redeemable preferred	0	(1,392,861)	0
Accretion of redeemable preferred	(135,527)	(2,849,012)	0
Warrants for Conversion of Preferred	0	(5,990,025)	0
Net Loss allocable to common shareholders	$(1,243,352)	$(9,666,707)	$(3,621)
Net (Loss) Income Per Common Share
Basic(see Note 12)	$(0.02)	$(0.20)	$0.00
Fully Diluted(see Note 12)	$(0.02)	$(0.20)	$0.00

Weighted Average Shares (Basic)	67,122,669	48,722,284	33,809,371
Weighted Average Shares (Fully Diluted)	67,122,669	48,722,284	39,467,062

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc

Consolidated Statement of Shareholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Stock	Capital	Deficit	Income	Stock	Equity
Balance, January 1, 2005	31,484,023	$33,983	$30,658,267	$(3,316,395)	$0	$(540,000)	$26,835,855

Exercise of Stock Options and Warrants, Net	489,711	490	255,204				255,694
Purchase Transactions, Net	3,748,296	3,748	11,461,849				11,465,597
Other Comprehensive Income
Unrealized Gain on Securities					94,004		94,004
Net Loss 2005				(3,621)			(3,621)

Balance, December 31, 2005	35,722,030	38,222	42,375,320	(3,320,016)	94,004	(540,000)	38,647,530

Exercise of Stock Options and Warrants, Net	3,857,200	3,857	564,075				567,932
Purchase Transactions, Net	14,047,564	14,048	29,086,498				29,100,546
Warrants and Beneficial Conversion Feature Associated with Redeemable Preferred Stock Placement			5,964,501				5,964,501
Conversions of Redeemable Preferred	10,750,000	10,750	23,219,452				23,230,202
Other Comprehensive Income
Unrealized Gain on Securities(net of reclassification adjustment)					(89,580)		(89,580)
Foreign Currency Translation Adjustments					168,254		168,254
Stock Based Compensation Expense (FAS123R)			314,113				314,113
Other Stock Based Expenses			39,001				39,001
Dividends on redeemable preferred				(1,392,861)			(1,392,861)
Accretion of redeemable preferred			(2,849,012)				(2,849,012)
Warrants for Conversion of Preferred				(5,990,025)			(5,990,025)
Tax Benefit of Options Exercised			1,492,130				1,492,130
Treasury Stock Redeemed	(148,674)					(303,881)	(303,881)
Net Income 2006				565,191			565,191

Balance, December 31, 2006	64,228,120	66,877	100,206,078	(10,137,711)	172,678	(843,881)	89,464,041

Exercise of Stock Options and Warrants, Net	918,230	918	255,218				256,136
Issuance Costs			(26,291)				(26,291)
Conversions of Redeemable Preferred	2,500,000	2,500	4,127,307				4,129,807
Other Comprehensive Income
Unrealized Gain on Securities(net of reclassification adjustment)					4,673		4,673
Foreign Currency Translation Adjustments					962,364		962,364
Stock Based Compensation Expense(FAS123R)			1,065,940				1,065,940
Other Stock Based Expenses			41,946				41,946
Accretion of Redeemable Preferred			(135,527)				(135,527)
Tax Benefit of Options Exercised			989,722				989,722
Net Loss 2007				(1,107,825)			(1,107,825)

Balance, December 31, 2007	67,646,350	$70,295	$106,524,393	$(11,245,536)	$1,139,715	$(843,881)	$95,644,986

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Operating Activities
Net (Loss) Income	$(1,107,825)	$565,191	$(3,621)
Adjustments to Reconcile Net (Loss) Income to Net Cash provided by Operating Activities:
Depreciation and Amortization	8,748,398	6,427,826	2,226,462
Provision for Doubtful Accounts	784,994	338,185	646,530
Deferred Income Taxes	(1,623,801)	(812,482)	(73,788)
Excess Tax Benefits from Options Exercised	(950,133)	(1,432,445)	0
Stock Based Compensation	1,065,940	314,113	0
Other	118,272	(242,211)	0
Change in Operating Assets and Liabilities:
Restricted Cash	(503,454)	207,711	(323,414)
Accounts Receivable	(3,125,697)	(1,202,860)	(1,668,784)
Prepaid Expenses and Other Assets	(516,293)	(216,321)	156,562
Refundable Corporate Income Taxes	279,292	811,154	(1,524,588)
Accounts Payable	(601,019)	(1,668,777)	1,159,916
Deferred Revenue	(808,376)	(1,488,427)	(574,714)
Other Accrued Expenses and Current Liabilities	2,221,660	87,091	218,660
Net Cash Provided by Operating Activities	3,981,958	1,687,748	239,221
Investing Activities
Purchases of Property and Equipment	(2,450,853)	(1,468,477)	(1,702,401)
Acquisition of Companies, net of cash acquired	0	(27,035,236)	(19,315,790)
Purchases of Names Database	(3,266,891)	(2,362,758)	0
Other	(89,418)	393,178	(308,088)
Net Cash Used in Investing Activities	(5,807,162)	(30,473,293)	(21,326,279)
Financing Activities
Principal Payments Made on Installment Notes	(253,203)	(2,757,445)	(764,250)
Proceeds from Installment Notes	0	2,500,000	0
Net borrowings from Line of Credit	701,000	4,268,020	7,361,111
Proceeds from Equity Transactions, net of issuance costs	229,845	23,700,745	(61,209)
Proceeds from Embedded Put Issuance	0	1,181,150	0
Dividends Paid on Redeemable Preferred	(279,917)	(1,112,944)	0
Excess Tax Benefits from Options Exercised	950,133	1,432,445	0
Net Cash Provided by Financing Activities	1,347,858	29,211,970	6,535,652
Effect of exchange rate changes on cash and cash equivalents	24,104	(4,051)	0
Net Cash Change	(453,243)	422,374	(14,551,406)
Cash and cash equivalents Balance, January 1	3,031,488	2,609,114	17,160,520
Cash and cash equivalents Balance, December 31	$2,578,246	$3,031,488	$2,609,114
Supplemental Information
Interest Paid	$884,390	$910,262	$139,279
Income Taxes (Refunded) Paid	$(113,219)	$(694,502)	$1,637,816

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

December 31, 2007, 2006 and 2005

Note 1 - Significant Accounting Policies

Company Overview

The Company is a Nevada corporation headquartered in Clearwater, Florida. The Company is currently doing business under the name Kowabunga!® Inc. and will seek formal shareholder approval to change its legal name to Kowabunga!® Inc. at its next shareholder meeting.  Through their wholly-owned direct and indirect subsidiaries the Company provides world class marketing and technology solutions to businesses and individuals. The Company is organized into three segments:  Network, Direct and Advertising.

The Company was incorporated in the State of Nevada in October 1987.  As of March 10, 2008 the Company employed, through its operating subsidiaries, 249 people. At the end of 2007 the Company was operating in seven locations across the United States and one location in the United Kingdom. The Company’s principal executive offices are located at 15550 Lightwave Drive, 3rd floor, Clearwater, Florida 33760. The Company’s telephone number is (727) 324-0046. The address of its website is www.kowabunga.com.

Products and Services

Network Segment

The Company’s Network Segment provides performance-based marketing and technology solutions to assist advertisers in driving traffic, obtaining leads and increasing conversions through affiliate marketing, search engine marketing, lead generation and PPC ad networks.

Affiliate Network

PrimaryAds™  (www.primaryads.com or www.primaryads.co.uk) is a leading CPA (cost per action) Affiliate Network matching high-converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates. The Company’s email, search and website affiliates earn some of the industry’s highest commissions while driving traffic to various types of offers, including many exclusive offers.

Search Network

ValidClick AdExchange™ (www.validclick.com) is an open, quality controlled pay-per-click (PPC) marketplace where clicks are dynamically priced based on FeedPatrol Click Fraud Technology and Fair Isaac Click Conversion Scoring.  This exclusive technology alliance is leading the way to fair market pricing for PPC advertisers based on quality and conversions.

Software Solutions

ValidClick DirectAds is a  PPC platform that allows you to offer keyword or category based PPC text ads on your web site through an interface that’s branded to match your website’s look and feel.

Second Bite® (www.secondbite.com) is a unique patent-pending order abandonment recovery technology that provides a full circle solution to recover lost revenue due to shopping cart abandonment. Using automated email messages and phone calls from helpful customer service agents, Second Bite reaches out to shoppers who have abandoned their online shopping cart and encourages them to complete their purchases.

MyAP™ (www.myap.com) is a complete Affiliate Tracking and Management Software solution. It provides merchants the ability to sign up, manage and track the activities of their affiliates through a scalable, reliable, easy-to-use, and privately branded platform with full data transparency.

Kolimbo (www.kolimbo.com) is a traditional affiliate network that provides the ability to partner with top merchants in retail, B2B and niche categories.

Hosting Arrangements

Ozona provides start-to-finish web design, customized web-based applications, database systems, managed and shared hosting solutions and e-commerce.

Direct Segment

The Company operates its Direct segment through its wholly-owned subsidiaries, Morex Marketing Group LLC, iLead Media, LLC., Real Estate School Online, Inc., Cherish, Inc., Vintacom Florida, Inc. and Personals Plus, Inc.

Lead Sales

Through the Company’s wholly owned subsidiary Morex Marketing Group LLC the company provides life stage lead generation services that focus on marketing to expectant mothers and new parents. Morex focuses on generating leads both online and over the phone and markets those leads to Consumer Package Goods (CPG) manufacturers and advertisers.

Internal Offers

The Company provides subscription website memberships for a variety of offers including home business opportunities and online dating portals.  Through its iLead Media subsidiary the Company provides home business opportunities for individuals throughout the United States through membership in its programs by providing information and resources for the resale of goods online, access to overstock and dollar-shop goods through iLead’s inventories and through goods available from drop-ship partners.  Through the Company’s Cherish, Inc. subsidiary and wholly-owned subsidiaries, Personals Plus, Inc. and Vintacom Florida, Inc. the Company offers a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Users specify the type of person or couple they are looking for by age, gender, hobbies, and location, and then make contact with that individual or individuals in an online environment. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services. Revenues from internal offers are generated from monthly membership fees which allow users to obtain complete access to website portals associated with the offers.

Online Education

The Company provides accredited real estate licensing courses through its subsidiary Real Estate School Online.

Advertising Segment

The Company operates its Advertising segment through its wholly owned subsidiaries, MarketSmart Advertising, Inc. and Web Diversity Ltd.

The Company provides traditional off-line advertising services including branding, collateral advertising, public relations, television advertising, and radio advertising services in seven states and the District of Columbia through its subsidiary MarketSmart Advertising.   It also offers interactive marketing solutions designed to help businesses increase revenues from their websites by utilizing a variety of interactive marketing channels, such as search engine optimization, paid search and affiliate marketing.  The Company also provides paid search management and organic search optimizations services in the United Kingdom through its subsidiary Web Diversity Ltd.

Basis of Presentation

The consolidated statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

For comparability, the 2006 and 2005 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2007.

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

Network Segment

Affiliate Network - consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes revenue as an agent in affiliate marketing transactions in which the Company is not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of the Company’s advertising customer. In certain instances the Company assumes the position of primary obligor and thus recognizes revenue on a gross basis.  Revenue is recognized when the related services are performed.

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

Direct Segment

Online Membership Income – The Company recognizes revenue from online memberships when payment is received and the service date of providing membership benefits has taken place.

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

List Management Services - Substantially all of the Company’s revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with EITF 99-19, the Company assesses whether the Company or a third-party supplier is the primary obligor. The Company has evaluated the terms of its customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, the Company generally records revenue net of pass-through charges.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable.  The Company reviews its allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In determining past due or delinquent status of a customer, the aged trial balance is continually reviewed by collections and generally any accounts older than 90 days are considered delinquent.  In 2006, the Company deemed accounts older than 60 days delinquent.  The Company changed from 60 to 90 days during 2007 due to the historical experience of older accounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less. The Company’s cash deposits exceeded FDIC-insured limits at various financial institutions on December 31, 2007 and 2006 by $1.35 million and $3.1 million, respectively.  The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, certain current maturities of long-term debt, accrued liabilities and long-term debt approximate fair value because of their short maturities or for long term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.

The carrying amount of long-term debt approximates fair value as the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2007 and 2006.

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

Major Customer

During 2007 the Company had one customer that accounted for 10.7% of its revenue.  The Company did not have any customer concentrations in 2006 or 2005.  The revenue from this customer is recognized in our Network segment.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006 (See Note 9 for additional information).

Contingent Consideration

In connection with certain of the Company’s acquisitions, if certain future internal performance goals are later satisfied, the aggregate consideration for the respective acquisition will be increased. As of December 31, 2007, all additional consideration, if earned, will be paid in the form of cash and stock. Any additional consideration paid will be allocated to goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”) contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met.

Amount Allocated to Goodwill

In accordance with EITF Issue No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (“EITF 95-8”) FIN 44, “Accounting for Certain Transactions involving Stock Compensation – An Intepretation of APB Opinion No. 25” the portion of additional consideration issuable to holders of unrestricted (i.e., not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with SFAS 5, “Accounting for Contingencies” the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and (ii) the range of loss can be reasonably estimated.

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

Redeemable Preferred Stock and Warrants

On April 5, 2006, the Company completed the sale of 26,500 shares of $1,000 stated value Series A Convertible Preferred Stock (liquidation preference $33.1 million) and warrants to purchase 5.3 million shares of the Company’s common stock for gross proceeds of $26.5 million ($24.7 million, net of direct financing costs). Pursuant to the Certificate of Designation, Series A Convertible Preferred Stock was convertible into shares of the Company’s common stock at a fixed conversion rate of $2.00 and, if not converted by March 20, 2008, was redeemable for cash of $2.00 per share. Series A Convertible Preferred Stock was also redeemable for cash upon a change in control or certain other events at an amount equal to 110% of the greater of (i) the stated value or (ii) the number of indexed shares at the closing market price on the date of the redemption triggering event. The Series A Convertible Preferred Stock was non-voting and carried a 10% cumulative dividend feature, reduced to 6% upon the registration of the underlying shares, which was completed on August 1, 2006. Detachable warrants issued in connection with the Series A Convertible Preferred Stock financing arrangement have a strike price of $2.50 and a term of five-years. Common shares indexed to the Series A Convertible Preferred Stock and warrants are subject to the conditions of a freestanding registration rights agreement that provides for monthly liquidating damages of 1.0% (not to exceed an aggregate of 10.0%) for non-filing, non-effectiveness and loss of effectiveness.

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

Due to the contingent cash redemption features, the Series A Convertible Preferred Stock was required to be recorded outside of stockholders’ equity. The carrying value of Series A Convertible Preferred Stock was accreted to its redemption value over the remaining redemption period through periodic charges to retained earnings using the effective method. Preferred stock dividends and accretions, which are reported as a reduction of net income for purposes of earnings per share, amounted to approximately $4.2 million for year ended December 31, 2006.

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

As of December 31, 2006, the Company had received a 60 day conversion notification for the remaining 5,000 shares of Series A Convertible Preferred Stock.  On February 28, 2007, the remaining 5,000 Shares of Series A Convertible Preferred Stock were converted to 2,500,000 shares of the Company’s common stock $.001 par value. The relative carrying value on the conversion date of the Series A Convertible Preferred Stock and Embedded Put was allocated to common stock and additional paid in capital.  No shares of Series A Convertible Preferred Stock remain outstanding.

Impact of New Accounting Standards Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. Certain provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year.  The adoption of this new Statement is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

The Company adopted the following accounting standards in fiscal 2007, none of which had a material effect on the Company’s consolidated results of operations during such period or financial condition at the end of such period:

•

SFAS No. 154, “Accounting for Changes and Error Corrections”;

•

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”;

•

Emerging Issues Task Force (EITF) issued Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”; and

•

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

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

During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments.  As a result of the consolidation our network segment, which previously contained four separate reporting units, was consolidated into one operating unit.  The goodwill associated with the consolidated operating unit was tested for impairment at December 31, 2007.  Also as a result of the consolidation our direct segment, which previously contained six reporting units was consolidated into three reporting units containing similar economic characteristics.   The goodwill associated with our online education reporting unit was tested for impairment on June 30, 2007.  The goodwill associated with our internal offers reporting unit and our lead generation reporting unit were tested for impairment on December 31, 2007.  Our advertising segment still consists of two reporting units based on their geographic region.  The goodwill associated with the reporting unit based in the United Kingdom was tested for impairment on June 30, 2007 and the goodwill associated with our domestic reporting unit was tested for impairment on December 31, 2007.  The Company determined that it did not have an impairment of goodwill associated with any of these acquisitions.

During 2007, the Company consolidated the operations of all entities within its Network segment.  The Company also changed the annual impairment testing date for goodwill associated with its Network segment to December 31.  The December 31 date is preferable as it is the first testing date of the consolidated properties after the completion of the consolidation.  Similarly, the Company has changed the goodwill impairment testing date for its internal offers to December 31.  The entities that were consolidated for this group had impairment testing dates of December 31, June 30 and September 30.  All of the impairment tests were performed during 2007 and were completed again on a consolidated basis at December 31, 2007.

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

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recorded stock-based compensation expense for equity incentive plans of $1,065,940 and $314,113 for the twelve months ended December 31, 2007 and 2006, respectively. Had SFAS 123R been effective for the comparative period, stock-based compensation expense for equity incentive plans of $845,316 would have been recorded for the twelve months ended December 31, 2005.

Note 2 - Acquisitions

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

On February 21, 2005, the Company completed its acquisition of Personals Plus, Inc. (PPI), Apollo Beach, Florida, by acquiring 100 percent of the voting common stock of PPI in a merger.  PPI is in the business of owning and operating online dating and relationship websites, including www.swappernet.com and has been assigned to the Direct segment.  Immediately following the merger, the Company contributed all of the stock of PPI to its Cherish, Inc. subsidiary.  As consideration for the merger, the former shareholder of PPI received $2,262,500 in cash and 426,244 shares of Company common stock, valued at $2,262,500.  In addition, the Company issued to the former shareholder of PPI options to purchase an aggregate of 60,000 shares at of Company common stock valued at $67,800.  Further, the former shareholder of PPI might have received an aggregate earnout payment of up to $450,000 based on the pre-tax earnings of PPI for the first eight full calendar quarters following the closing.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market.  In September 2006, 148,674 of the original shares issued in this transaction were returned to the Company and were valued at $303,881.  The Company incurred legal fees of $73,727 as part of the September transaction.  The potential earnout payment was also forfeited as part of the agreement.

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

On July 15, 2005, the Company acquired 100 percent of the voting common stock of Real Estate School Online, Inc.(“Real Estate School Online”) in exchange for $2.2 million in cash and 1,023,256 shares of the Company’s common stock valued at $2.2 million. The former shareholder of Real Estate School Online will also be entitled to a one-time payment of up to $500,000 if the pre-tax earnings of Real Estate School Online exceed specified targets during the first twelve full calendar quarters following the closing.  In addition, the Company issued to the former shareholder of Real Estate School Online warrants to purchase an aggregate of 60,000 shares of Company common stock valued at $31,200.  The earnout, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock.  The Company completed this transaction to enter into the growing field of online education and assigned it to the Direct segment.

On December 2, 2005, the Company acquired 100 percent of the voting common stock of Vintacom Holdings, Inc., an online dating company based in Alberta, Canada. As consideration for the acquisition, the Company paid to the shareholders of Vintacom, an aggregate of $2,750,000 U.S. in cash and issued to them an aggregate of 1,095,616 shares of the Company’s common stock valued at $2,750,000.  The Company held back $465,000 U.S. from the cash portion of the purchase price in connection with certain amounts for which Vintacom may become liable pursuant to the Excise Tax Act (Canada).  During 2006, the Company paid $104,369 of the amounts held back to the former shareholders.  In addition, the Company issued to the president of Vintacom, warrants to purchase an aggregate of 60,000 shares of Company common stock valued at $36,600.  Further, the shareholders of Vintacom might have received an aggregate earnout payment equal to the difference between (A) four times the average quarterly pre-tax earnings of Vintacom for the first twelve full calendar quarters following the closing, and (B) $1.1 million U.S. (the “Earnout Payment”).  The Earnout Payment, to the extent earned, was to be paid 50% in cash and 50% in shares of Company common stock.  The Company granted to the Shareholders of Vintacom certain registration rights with respect to the shares of the Company’s common stock issued in connection with the acquisition.  During the fourth quarter of 2006, the former shareholders of Vintacom relinquished their right to the earnout payment as part of a separation agreement.  The Company’s primary reasons for the acquisition were to expand its market share in the relevant online dating market and for the extensive software platform developed by Vintacom. The Company assigned this acquisition to the Direct segment.

On January 20, 2006, the Company acquired 100% of the membership interests of Morex Marketing Group, LLC, a New York limited liability company (“Morex”), an online marketing company specializing in gathering expectant parents as well as new parents names and presenting them with baby related offers based in New York. As consideration for the acquisition, the Company paid to the members of Morex, an aggregate of $9,438,778 in cash and issued to them an aggregate of 5,647,705 shares of common stock, valued at $2.18 per share. Further, the members of Morex may receive earnout payments to be paid in 2007, 2008 and 2009. Each year’s earnout payment shall be equal to the excess of (A) four times the aggregate earnings of Morex for the previous calendar year and (B) the aggregate amount of merger consideration previously paid by the Company (including any earnout payments); provided, however, in no event shall the total aggregate merger consideration (including the earnout payments) payable to the members of Morex exceed $50 million. Each earnout payment, to the extent earned, will be paid 50% in cash and 50% in shares of the Company’s common stock valued at the average of the closing prices for shares of the Company’s common stock on the last day on which such shares were traded for each quarter of the calendar year on which the particular earnout payment is based, provided that, in the Company’s sole discretion, the Company may pay to the members in cash any earnout payment that is otherwise required to be paid in shares of common stock (“earnout stock”), if the delivery of shares of the common stock would cause the total merger consideration paid by the Company in the form of common stock to exceed 7,674,305 shares. In addition, the Company issued to each the members of Morex that entered into employment agreements at the closing, warrants to purchase an aggregate of 35,000 shares of Company common stock at $3.50 per share.  The Company entered into this transaction to add lead generation and list management capabilities. Morex has been assigned to the Direct segment.

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

The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase prices in accordance with SFAS 141. Based upon those calculations, the purchase price for each of the acquisitions was allocated as follows:

	Net Assets (Liabilities) Assumed	Goodwill and Purchased Intangibles	Net Deferred Tax Asset/(Liability)	Total Consideration
Market Smart Companies	$767,416	$6,539,524	($970,570)	$6,336,370
PPI	(103,881)	4,829,301	(286,190)	4,439,230
Ozline	(15,693)	982,289	(151,153)	815,443
KowaBunga!	12,038	1,599,990	(324,854)	1,287,174
Smart Interactive	—	19,871	—	19,871
PrimaryAds	470,248	11,041,363	(1,180,427)	10,331,184
Real Estate School Online	50,000	4,984,120	(467,365)	4,566,755
Vintacom Media	(257,296)	5,673,131	---	5,415,835
Morex Marketing Group	399,152	21,830,722	(85,133)	22,144,741
Litmus Media	1,005,253	14,131,895	(1,710,347)	13,426,801
Web Diversity	76,866	2,166,065	--	2,242,931
iLead	386,885	20,448,968	(1,642,731)	19,193,122

The amount of Goodwill expected to be deductible for income tax purposes associated with acquisitions during the twelve months ended December 31, 2006 and 2005 was $20,805,787 and $4,473,131, respectively.  The Company did not complete any acquisitions in 2007.

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

Also during 2006, the earnout provision related to the acquisition of Personals Plus, Inc. was terminated.

As of December 31, 2007, there are no liabilities under any other earnout agreements.

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

These pro forma statements of operations include the activities of all acquisitions as if they had occurred on January 1, 2005.

	2006		2005
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
Revenues	$71,882,328	$84,373,972	$40,440,729	$84,474,755
Net Income (Loss)	$565,191	$1,143,373	$(3,621)	$4,865,633

Net (Loss) Income Per Share
Basic	$(0.20)	$(0.18)	$0.00	$0.10
Fully Diluted	$(0.20)	$(0.18)	$0.00	$0.09

Note 3 - Restricted Cash and Client Prepaid Media Buys

The Company currently has $1,368,524 of restricted cash which is on deposit with its merchant processors.  The majority of these funds are in non-interest bearing accounts.    The Company has not experienced any losses on these accounts and does not expect to incur any losses in future periods.

As of December 31, 2007 the Company had $1,668,302 of restricted cash.  Of this amount the Company is currently receiving interest on $103,333 of the balance at a nominal rate.

As of December 31, 2006 the Company had $1,164,216 of restricted cash.

Note 4 - Property and Equipment

The net carrying value of property and equipment at December 31, 2007 and 2006 was:

	2007	2006
Furniture & Fixtures	$1,100,798	$626,281
Equipment	3,408,397	2,629,163
Software	3,338,363	2,370,004
Leasehold Improvements	551,273	538,002
Subtotal	$8,398,831	$6,163,450
Less: Accumulated Depreciation and Amortization	3,719,290	2,152,803
Net Property & Equipment	$4,679,541	$4,010,647

Note 5 - Intangible Assets and Goodwill

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets.  During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets, by segment, as of December 31, 2007:

Network Segment
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$712,377	$312,634
Customer Relations	5 Years	3,400,000	1,738,889	1,661,111
Website Code and Development	5 Years	4,210,000	1,584,729	2,625,271
Trademarks	Indefinite	590,000	-	590,000
Goodwill		18,519,088	-	18,519,088
Totals		$27,744,099	$4,035,995	$23,708,104

Direct Segment
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$1,514,938	$667,173	$847,765
Names Database****	1-2 Years	7,289,649	4,565,918	2,723,731
Customer Relations	5 Years	495,000	233,133	261,867
Software	5 Years	3,324,406	1,528,377	1,796,029
Client Lists	7 Years	416,000	187,881	228,119
Vendor Relations	3 Years	2,682,000	901,361	1,780,639
Reference Materials	4 Years	571,000	350,927	220,073
Tradenames	Indefinite	979,791	-	979,791
Goodwill		55,844,187	-	55,844,187
Totals		$73,116,971	$8,434,770	$64,682,201

Advertising Segment
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$746,069	$477,053	$269,016
Customer Relations	8 Years	1,890,000	708,750	1,181,250
Supplier Relations	3 Years	31,105	14,895	16,210
Software Tools	5 Years	175,000	125,417	49,583
Trademarks	Indefinite	979,123	-	979,123
Goodwill		5,436,360	-	5,436,360
Totals		$9,257,657	$1,326,115	$7,931,542

	COMPANY TOTALS
	Initial Value	Accumulated Amortization	Net Carrying Value
Goodwill	$79,799,635	-	$79,799,635
Indefinite Life Intangibles	2,548,914	-	2,548,914
Other Intangibles	27,770,178	$13,796,880	13,973,298

****  Amortization of Names Database included in cost of revenue.

The Company’s amortization expense over the next five years is as follows:

2008	$6,126,622
2009	4,196,794
2010	2,559,067
2011	854,565
2012	236,250
Thereafter	-
Total	$13,973,298

Note 6 - Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2007 and 2006:

Lender	Due Date	Interest Rate	2007	2006
Wachovia Bank – Installment Note	01/07	1-month LIBOR + 2.15%	$-	$208,333
Wachovia Bank – Line of Credit	01/09	1-month LIBOR + 2.10%	12,401,000	11,700,000
Totals			12,401,000	11,908,333
Less: Current portion of notes payable			1,301,537	208,333
Non-Current Portion			$11,099,463	$11,700,000

Notes Payable – Related Parties

The following table summarizes the Company’s notes payable to related parties as of December 31, 2007 and 2006:

	Due Date	Interest Rate	2007	2006
Scott Mitchell, unsecured	07/08	5.5%	$18,329	$37,298
Scott Mitchell, unsecured	10/08	8.0%	18,997	38,233
Totals			37,326	75,531
Less: Current Portion			37,326	37,326
Non-Current Portion			$0	$38,205

Principal Payments Due

Principal payments due for the next five years are as follows:

2008	$1,338,863
2009	1,648,494
2010	1,748,429
2011	7,702,540
2012	-
Thereafter	-
TOTALS	$12,438,326

Wachovia Line of Credit and Installment Note Payable (see Note 17 – Subsequent Events)

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

Note 7 – Other Current Liabilities and Accrued Expenses

The other current liabilities and accrued expenses consist of the following as of December 31, 2007 and 2006:

	2007	2006
Accrued Expenses	$646,631	$443,946
Accrued Affiliate Payments	652,973	0
Accrued Payroll Liabilities	441,824	287,313
Sales Taxes	91,205	234,163
Dividends	$0	$279,917
Client Prepaid Media Buys	164,509	168,002
Other	388,581	458,168
Total	$2,385,723	$1,871,509

Note 8 - Long-Term Liabilities

The long-term liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006
Notes Payable – Net of Current Portion	$11,099,463	$11,700,000
Notes Payable – Related Party – Net of Current Portion	-	38,205
Capital Lease – Net of Current Portion	-	6,555
Deferred Income Tax Payable, Net of Deferred Tax Asset	2,494,539	3,890,218
Deferred Rent	$391,390	$260,042
Deposits	202,873	35,000
Total	$14,188,265	$15,930,020

Note 9 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2007	2006	2005
Current Tax Provision *	$1,121,572	$1,652,348	$110,763
Deferred Tax(Benefit) Provision	(1,623,801)	(812,482)	(73,788)
Total Tax (Benefit) Provision	$(502,229)	$839,866	$36,975

* - The current provision for income taxes to actual cash paid does not reflect the benefit reflected under GAAP for the exercise of the stock options.

The reconciliation between the U.S. federal statutory income tax rate of 35% and our effective tax rate is shown below for calendar years 2007, 2006 and 2005:

	2007	2006	2005
Income Tax (Benefit)Provision at U.S. Federal Statutory Rates	$(609,667)	$435,694	$10,575
State Income Taxes	131,850	160,219	2,251
Other	$(24,412)	$243,953	$24,149
	(502,229)	839,866	36,975

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax depreciation, amortization of intangibles, allowance for doubtful accounts, deferred rent, stock based expenses and net operating loss carry-forwards.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2007 and 2006:

	2007	2006
Deferred Tax Assets
Net Operating Loss Carry Forwards	$791,872	$882,019
Intangible Assets	489,644	548,596
Deferred Rent	149,759	100,428
Allowance for Doubtful Accounts	146,227	26,276
Stock Based Expenses	549,774	132,877
Other	20,331	16,169
Total	2,147,607	1,706,365
Less: Current portion	873,961	896,075
Non-Current portion	$1,273,646	$810,290
Deferred Tax Liabilities
Depreciation	$669,454	$795,260
Intangibles	4,442,897	5,415,288
Total	5,112,351	6,210,548
Less: Current portion	1,344,166	1,510,040
Non-Current portion	$3,768,185	$4,700,508
Total (liabilities) assets	$(2,964,744)	$(4,504,183)

For balance sheet presentation the Company nets it current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
	2007	2006
Net current deferred tax liability	$470,205	$613,965
Net long-term deferred tax liability	$2,494,539	$3,890,218

As of December 31, 2007 the Company has net operating loss carry forwards remaining from the years ended December 31, 2002 and 2003 in the amounts of $341,675 and $1,987,360, respectively. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. The Company has $2,820,294 of carry forward deductions relating to stock options exercised as of December 31, 2007.  These will be carried forward and utilized prior to the Company utilizing its current net operating loss carry forwards.

As described in note 1, effective January 1, 2007, the Company adopted FIN 48 and did not record any adjustments due to the adoption of FIN 48.

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

The Company recognizes interest and penalties related to income taxes in income tax expense.   The Company had incurred no penalties and interest for the years ended December 31, 2007, 2006 and 2005.

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

As of December 31, 2007, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of December 31, 2007, we had 7.34 million shares available for grant under our 2005 Long-Term Incentive Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, and began recognizing compensation expense in its Consolidated Statements of Operations as a selling, general, and administrative expense, for its stock option grants based on the fair value of the awards.  Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”.  No stock-based compensation expense was reflected in net income prior to adopting SFAS 123 (R) as all options were granted at an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. SFAS 123 (R) was adopted using the modified prospective transition method.  Under this transition method, compensation cost recognized in the periods after adoption includes:  (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).  Results from prior periods have not been restated.  As a result of adopting SFAS 123 (R), the Company’s income before income taxes for the twelve months ended December 31, 2007 and 2006 were $1,065,940 and $314,113 lower respectively than if it had continued to account for share-based compensation under APB 25.  The Company’s net income for the twelve months ended December 31, 2007 and 2006 were $660,883 and $195,912 lower respectively than if it had continued to account for share-based compensation under APB 25.

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

	2007	2006	2005
Net Income (Loss) Reported	$(1,107,825)	$565,191	$(3,621)
Add:
Total stock-based compensation expense included in reported net income, net of related tax effects	660,883	195,912	-
Deduct:
Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(660,883)	(195,912)	(524,096)
SFAS No. 123 R pro forma net income(loss)	$(1,107,825)	$565,191	$(527,717)
Pro forma (loss) earnings per common share
Basic	$(0.02)	$(0.20)	$(0.02)
Fully Diluted	$(0.02)	$(0.20)	$(0.01)
(Loss) earnings per common share, as reported
Basic	$(0.02)	$(0.20)	$0.00
Fully Diluted	$(0.02)	$(0.20)	$0.00

At December 31, 2007, the aggregate intrinsic value of all outstanding options was $802,782 with a weighted average remaining contractual term of 6.47 years, of which 1,621,480 of the outstanding options are currently exercisable with an aggregate intrinsic value of $802,782, a weighted average exercise price of $1.53 and a weighted average remaining contractual term of 6.24 years.  The total intrinsic value of options exercised during the year ended December 31, 2007 was $2,260,344.  The total compensation cost at December 31, 2007 related to non-vested awards not yet recognized was $1,345,598 with an average expense recognition period of 2.29 years.  The total intrinsic value of options vested during 2007 was $967,203.

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

The following table summarizes information about stock options activity during the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Year	4,092,982	$1.70	5,845,158	$1.88	4,531,140	$0.78
Granted	1,090,000	$1.88	1,785,000	$2.15	1,970,000	$4.81
Forfeited or Expired	(816,385)	$2.70	(1,581,976)	$4.77	(375,654)	$3.55
Exercised	(761,950)	$0.13	(1,955,200)	$0.15	(280,328)	$0.48
Outstanding, End of Year	3,604,647	$1.86	4,092,982	$1.70	5,845,158	$1.88
Exercisable, End of Year	1,621,480	$1.53

The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was $0.99, $1.25 and $1.01, respectively.

In addition, former shareholders of certain acquisitions were granted a total of 955,000 options which were allocated to the purchase price associated with the respective acquisition.  Of these options, 706,501 remain outstanding as of December 31, 2007.

Cash received from option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $256,136, $567,932 and $255,694 respectively.  The actual tax benefit realized for the tax deductions from option and warrant exercises totaled $989,722, $1,492,130 and $0 for the years ended December 31, 2007, 2006 and 2005.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted prior to adoption of SFAS 123 (R), of which a portion is unvested, was estimated assuming the following weighted averages:

	2007	2006	2005
Expected Life(in years)	3.50	3.49	3.36
Volatility	0.77	0.80	0.49
Risk Free Interest Rate	4.03%	4.83%	3.47%
Dividend Yield	0.00%	0.00%	0.00%

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

In addition to options issued in accordance with acquisitions and other transactions, 1,090,000 and 1,785,000 options to purchase common stock at various prices were issued to employees and directors during the years ended December 31, 2007 and 2006, respectively.

See “Acquisitions” and “Redeemable Preferred Stock and Warrants” for additional equity transaction disclosures.

Treasury Stock

The Company has 2,648,674 shares of stock in its treasury at a combined total cost of $843,881. The cost method was used in recording the purchase of the treasury stock.

Warrants Outstanding

As of December 31, 2007 and 2006, the Company had outstanding warrants for the potential issuance of 8,345,452 and 11,887,062 shares of common stock, respectively. Exercise price ranges from $1.00 to $4.00 on December 31, 2007.  These warrants were primarily issued in connection with private placements and debt issuances (see significant equity transactions). The Company issued no warrants in 2007 and a total of 8,300,013 warrants during 2006.  All of these warrants are exercisable for five years.

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

	2007	2006	2005
Net Loss allocable to common shareholders	$(1,243,352)	$(9,666,707)	$(3,621)
Basic
Average common shares outstanding	67,122,669	48,722,284	33,809,371
Net Loss Per Common Share	$(0.02)	$(0.20)	$0.00
Fully Diluted
Average common shares outstanding	67,122,669	48,722,284	33,809,371
Stock Options and other contingently issuable shares	1,277,415	12,885,392	5,657,691
Antidilutive stock options and contingently issuable shares	(1,277,415)	(12,885,392)	0
Average common shares outstanding assuming dilution	67,122,669	48,722,284	39,467,062
Net (Loss) Income Per Common Share	$(0.02)	$(0.20)	$0.00

Note 13 - Advertising Costs

Advertising costs are expensed when incurred, and were $6,648,907 in 2007, $3,116,920 in 2006 and $1,933,423 in 2005.

Note 14 – Pension Costs

The Company sponsors a defined contribution plan to help eligible employees provide for retirement.   The Company began matching employees’ contributions in April of 2007.  The Company currently matches 50% of employee contributions up to 6% of eligible contributions.  The Company did not provide for matching in years prior to 2007.  The Company’s total matching contribution in 2007 was $136,722.

Note 15 - Leasing Commitments

The Company leases certain office space and equipment. While most of the leases are operating leases, some equipment is leased under capital leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Rent expense was $1,443,032, $1,116,466 and $853,295 for the years ended December 31, 2007, 2006 and 2005, respectively.

Minimum lease payments under non-cancelable operating leases for the next five years are:

2008	$1,314,871
2009	1,093,501
2010	1,116,865
2011	1,095,529
2012	1,132,462
Thereafter	2,812,684
Total	$8,565,912

Note 16 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, the Company consolidated its Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s segments reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  The Company had three operating segments as of December 31, 2007: network, direct and advertising.  The Company evaluates the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segments.  A large portion of the Company’s revenue is derived on the internet and its clients span multiple geographic regions.  The presentation of sales by geographic region is not practical and is therefore not presented.

Net Revenue by Industry Segment
	2007		2006		2005
Segment	Amount	Percent	Amount	Percent	Amount	Percent
Network	$19,009,046	25.84	$16,657,495	23.17	$5,071,544	12.54
Direct	36,476,378	49.58	30,613,502	42.59	8,713,538	21.54
Advertising	19,400,097	26.37	25,309,540	35.21	27,117,595	67.06
Elimination	(1,308,771)	(1.79)	(698,209)	(0.97)	(461,948)	(1.14)
Total Revenue	$73,576,750	100.00	$71,882,328	100.00	$40,440,729	100.00

Gross Profit by Industry Segment
Segment	2007	2006	2005
Network	$11,327,503	$11,485,886	$4,636,160
Direct	21,415,676	22,505,588	6,913,590
Advertising	5,372,353	10,659,507	15,499,064
Elimination	(318,147)	(461,567)	(461,948)
Total	$37,797,385	$44,189,414	$26,586,866

(Loss) Income from Operations by Industry Segment
Segment	2007	2006	2005
Network	$2,370,726	$3,844,410	$451,002
Direct	4,776,667	4,494,740	2,009,743
Advertising	(1,418,497)	(902,049)	163,619
Corporate	(6,552,219)	(5,810,638)	(2,506,745)
Total	$(823,323)	$1,626,463	$117,619

Note 17 – Subsequent Events

On February 27, 2008, the Company amended and restated its loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008, the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50%

as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly Calculation date compared to the Company’s trailing EBIDTA as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently the Company entered into an interest rate swap agreement with Wachovia in which it effectively fixed the rate of the term note at 5.9%.

Note 18 - Other Financial Data

Quarterly Data (Unaudited)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Revenue	$17,661,284	$16,938,392	$18,860,977	$20,116,097	$73,576,750
Gross Profit	9,325,970	9,052,558	9,538,231	9,880,626	37,797,385
Income from Continuing Operations	(814,642)	(562,383)	165,328	(398,357)	(1,610,054)
Net Income	(527,241)	(348,682)	30,080	(261,982)	(1,107,825)

Earnings Per Common Share
Basic	(0.01)	(0.01)	0.00	0.00	(0.02)
Fully Diluted	(0.01)	(0.01)	0.00	0.00	(0.02)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Revenue	$12,050,394	$19,301,636	$21,560,721	$18,969,577	$71,882,328
Gross Profit	8,696,513	11,294,136	13,901,152	10,297,613	44,189,414
Income from Continuing Operations	(1,155,133)	125,095	1,483,588	951,507	1,405,057
Net Income	(708,640)	72,900	912,192	288,739	565,191

Earnings Per Common Share
Basic	(0.02)	(0.03)	(0.01)	(0.14)	(0.20)
Fully Diluted	(0.02)	(0.03)	(0.01)	(0.14)	(0.20)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2008.

THINK PARTNERSHIP INC.
(Registrant)

By:	/s/ Scott P. Mitchell
Scott P. Mitchell,
Director, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott P. Mitchell	Director, President and Chief Executive Officer	March 31, 2008
Scott P. Mitchell

/s/ M. Alex White	Director	March 31, 2008
M. Alex White

/s/ Robert T. Geras	Director	March 31, 2008
Robert T. Geras

/s/ George Mellon	Director	March 31, 2008
George Mellon

/s/ Joshua Metnick	Director	March 31, 2008
Joshua Metnick

/s/ Patrick W. Walsh	Director	March 31, 2008
Patrick W. Walsh

/s/ Jody Brown	Chief Financial Officer and Treasurer	March 31, 2008
Jody Brown

EXHIBITS.

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

3.1	Articles of Incorporation of Registrant, as amended as of February 26, 2004.(3)

3.2	Amendment to Articles of Incorporation filed March 14, 2005. (18)

3.3	Restated By-Laws of Registrant. (9)

3.4	Amended and Restated By-Laws of Think Partnership Inc. (25)

4.1	Form of Warrant to purchase common stock of Registrant for August 2004 offering. (6)

4.2	Form of Warrant to purchase common stock of Registrant for December 6, 2004 offering. (6)

4.3	Form of Registration Rights Agreement by and among Registrant and certain of its shareholders for December 6, 2004 offering. (6)

4.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Think Partnership Inc. (17)

4.5	Registration Rights Agreement dated as of March 20, 2006, by and among Think Partnership Inc. and the schedule of Buyers attached thereto. (17)

4.6	Form of Warrant by and among Think Partnership Inc. and the schedule of Buyers attached to Securities Purchase Agreement. (17)

4.7	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. (24)

4.8	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. (24)

4.9	Rights Agreement by and between Think Partnership Inc. d/b/a Kowabunga! Inc. and Colonial Stock Transfer Company Inc. as Rights Agent Dated as of February 14, 2008 (26)

10.1	Lease Agreement, dated November 24, 2003, between Duke Realty Limited Partnership and WebSourced, Inc. (3)

10.2	Agreement, dated April 22, 2005, by and among CGI Holding Corporation, PrimaryAds Merger Sub, Inc., PrimaryAds Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta. (8)

10.3	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Gregory J. Cox. (9)

10.4	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and M. Lewis Finch III. (9)

10.5	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Steven Thanhauser. (9)

10.6	Employment Agreement by and between Webcapades, Inc., PPI Acquisition Sub, Inc. and Paul Widisky. (9)

10.7	Employment Agreement, dated April 22, 2005 by and between Kenneth M. Harlan and PrimaryAds, Inc. (10)

10.8	Agreement by and among the Company, RESO Merger Sub, Inc. (a wholly owned subsidiary of the Company), Real Estate School Online Inc. and Perry Johannesburg, dated July 14, 2005. (11)

10.9	Employment Agreement by and among Real Estate School Online Inc. and Perry Johannesburg, dated July 15, 2005. (11)

10.10	Agreement by and among the Company, Vintacom Acquisition, ULC, Vintacom Holdings, Inc., and the shareholders of Vintacom Holdings, Inc., dated December 2, 2005. (12)

10.11	Employment Agreement by and between Vintacom Acquisition, ULC and Brad Hogg, dated December 2, 2005. (12)

10.12	Confidential Separation Agreement and General Release between S. Patrick Martin, WebSourced, Inc. and CGI Holding Corporation d/b/a Think Partnership Inc. (13)

10.13	Agreement by and among the Company, Morex Merger Sub, LLC, Morex Marketing Group, LLC, Lloyd Ecker, Robert Moore, Tina MacNicholl, and What If Holdings, LLC, dated January 20, 2006. (14)

10.14	Loan Agreement by and between Wachovia Bank, National Association and the Company, dated January 19, 2006. (14)

10.15	Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated January 19, 2006. (14)

10.16	Revolving Credit Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.17	Term Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.18	Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated January 19, 2006. (14)

10.19	Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of February 17, 2006. (15)

10.20	Amendment No. 1 to Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of March 17, 2006. (16)

10.21	Securities Purchase Agreement dated as of March 20, 2006 by and among Think Partnership Inc. and the investors listed on the Schedule of Buyers attached thereto. (17)

10.22	Share Purchase Agreemet by and among Think Partnership Inc and Jim Banks dated as of April 27, 2006.(19)

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

10.30	First Amendment to Agreement entered into August 10, 2006, to be effective as of July 1, 2006, by and between Think Partnership Inc., and James Banks.(22)

10.31	Employment Agreement, effective as of September 5, 2006, by and between Think Partnership Inc. and Jody Brown.(23)

10.32	Amended and Restated Loan Agreement by and between Wachovia Bank, National Association and the Company, dated February 27, 2008. (27)

10.33	Amended and Restated Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated February 27, 2008. (27)

10.34	Amended and Restated Revolving Credit Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.35	Amended and Restated Term Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.36	Amended and Restated Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated February 27, 2008. (27)

16.1	Letter from Poulos & Bayer, dated August 26, 2004, regarding change in auditors. (1)

16.2	Letter from Poulos & Bayer, dated September 8, 2004, regarding change in auditors. (5)

18.1	Preferability Letter for Change in Accounting Policy*

21.1	List of Subsidiaries.*

23.1	Consent of Blackman Kallick LLP.*

31.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Scott P. Mitchell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Press Release, dated March 29, 2007, announcing 4th Quarter and FY2006 Financial Results.

1	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

3	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

4	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

5	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

6

Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

7	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (SEC File No. 001-32442).

8	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005 (SEC File No. 033-19980-D).

9	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 033-19880-D).

10	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005 (SEC File No. 033-19880-D).

11	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005 (SEC File No. 033-19980-D).

12	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005 (SEC File No. 001-32442).

13	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005 (SEC File No. 001-32442).

14	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 (SEC File No. 001-32442).

15	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006 (SEC File No. 001-32442).

16	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

17	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

18	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006 (SEC File No. 033-19980-D).

19	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006 (SEC File No. 001-32442).

20	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006 (SEC File No. 001-32442).

21	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006 (SEC File No. 001-32442).

22	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 001-32442).

23	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (SEC File No. 001-32442).
24	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007 (SEC File No. 001-32442).

25	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007 (SEC File No. 001-32442).

26	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008 (SEC File No. 001-32442).

27	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (SEC File No. 001-32442).

*	Filed herewith