Form 10-K/A
period 2007-12-31
THINK PARTNERSHIP INC
filed 2008-04-30
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2007 (the last business day of the registrant’s most recently completed second quarter), as reported on the American Stock Exchange, was approximately $167,230,000. As of March 31, 2008, there were 67,548,950 shares of common stock, par value $.001 per share, of the registrant outstanding.

EXPLANATORY NOTE

Think Partnership Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”) on March 29, 2008, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (“Proxy Statement”) to be subsequently filed with the SEC. The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A rather than incorporating by reference from the Proxy Statement. Accordingly, Part III, Items 10 through 14, on the Form 10-K are hereby amended to remove the reference to the Part III information being incorporated by reference into the Company’s 2008 Proxy Statement and to include the information required by Part III.  The cover page of the Form 10-K is also hereby being amended to (i) remove the reference to Part III information being incorporate by reference, (ii) to include the aggregate market value of the Company’s outstanding common stock held by persons other than affiliates as of the last day of the Company’s 2007 fiscal quarter (which information was inadvertently omitted from the Form 10-K), and (iii) to include the number of shares of Company common stock outstanding as of the latest practicable date (which information was inadvertently omitted from the Form 10-K).

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K (i.e., occurring after March 29, 2008) or modify or update those disclosures that may be affected by subsequent events.  Such subsequent matters, including changes in the Company’s management, are addressed in subsequent reports filed with the SEC.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information with respect to each of the Company’s directors and executive officers as of March 29, 2008.  The following information provided with respect to each of the directors and executive offiers (including age, current principal occupation, which has continued for at least five years unless otherwise indicated, name and principal business of the organization in which his or her occupation is carried on, directorships in other reporting companies, and year first elected to our Board) has been furnished to us by such nominees.  Director committee appointments and compensation are disclosed below.

Robert T. Geras, Director, Elected 2006, Age 70.  In 1978, Mr. Geras founded and has since been President of LaSalle Investments, Incorporated, an early stage Chicago venture capital investment company. In April 2005, Mr. Geras became Interim President, director and CEO of Arryx, Inc., a Chicago nano-technology company which employs holographic laser steering at nano and microscopic levels to expedite groundbreaking research of many kinds. Mr. Geras co-founded and is a director of Merge Healthcare (MRGE) which provides radiology workflow products. He is currently a director of VideoHomeTours, Capital Growth Systems, Exadigm, Think Partnership, Advanced Diamond Technologies, Bias Power, and OrthoScan.

Mr. Geras is a founding member and a director of the Illinois Venture Capital Association which, in December 2004, presented Mr. Geras with the Fellows Award for “Extraordinary leadership in early stage venture funding in Illinois.” Mr. Geras also received the “Angel of the Year 2002” award by the Chicago Software Association at their Annual CityLIGHTS ceremony. On March 1, 2006, Mr. Geras was inducted into the Chicago Area Entrepreneurship Hall of Fame. Mr. Geras and his wife, Dawn, founded the Save Abandoned Babies Foundation. Mr. Geras graduated from Northwestern University in 1961.

George Mellon, Director. Elected 2006, Age 62.  Mr. Mellon has served as a director since June 2006. Following graduation from college in 1968, Mr. Mellon spent 16 years with INA/CIGNA and in 1984 founded North American Special Risks Associations Inc. (NASRA). NASRA operated as a Managing General Underwriter (MGU) representing several A+ rated insurance companies in the accident and health employee benefits area. Mr. Mellon served as chairman, president and chief executive officer of NASRA. In 1996, NASRA merged with HCC (NYSE) where Mr. Mellon remained active until 2000 serving as chairman, president and chief executive officer of HCCES, a division of HCC. He continued with HCC as a consultant. Mr. Mellon graduated from North Dakota State University in 1968 with a B.S. degree in Economics.

Joshua Metnick Director, Elected 2006, Age 34.  Since February 2005,  Mr. Metnick has been the President and Chairman of Illinois.com, Inc. Since December 2002, he also has served as chairman and chief executive officer of Chicago.com, Inc., as well as Managing Member of Associated Cities LLC which he formed with the owners of NewYorkCity.com, Atlanta.com and LosAngeles.com. Mr. Metnick currently serves as Chairman of Heilio, Inc., a Chicago-based network and online security services firm, and is a co-founder of Unified Consulting, Inc., a transactionally oriented Internet services development company started in 1999 and based in Los Angeles, California. In 2000, Mr. Metnick founded ePrairie.com, a news aggregator and blogging website for the Chicago and Midwest technology business community. Mr. Metnick holds a bachelor’s degree in finance from the University of Illinois and is a graduate of the Illinois Institute of Aviation.

Patrick W. Walsh, Director, Elected 2003, Age 44.  Since January 2007, Mr. Walsh has served as the senior business development manager at Intechra LLC. From 2004 to 2006, he was the director of sales at Chasm Industries, Inc.  From 1999 to 2004, Mr. Walsh served as an executive of Avatar Systems Ltd., Chicago, Illinois.  From 1997 until 1999, Mr. Walsh served as vice president of marketing and business development for Metal Management, Inc., located in Chicago, Illinois.  Mr. Walsh graduated from Miami University (Ohio) in 1986.

M. Alex White, Director, Elected 2007, Age 56. From 1977 through January 2005, Mr. White was a practicing certified public accountant, and beginning in 1987, an audit partner with Deloitte & Touche LLP.  Mr. White’s practice with Deloitte & Touche was focused primarily on serving public companies and he led the Sarbanes-Oxley effort for the North Florida practice at the time of his retirement.  Since February 2005, Mr. White has independently consulted with various companies regarding finance and accounting matters.  Mr. White currently serves as a director for Switch & Data Facilities Company, Inc. and Coast Financial Holdings, Inc.  Mr. White is the Chairman of the Audit Committee for both companies as well as a designated audit committee financial expert.

Scott P. Mitchell, Director, President and Chief Executive Officer, Elected 2006, Age 36.  On June 8, 2006, Scott P. Mitchell was appointed to our board of directors and was named chief executive officer. Since August 2005, Mr. Mitchell has served as our president and since August 2004 as the chief executive officer of Cherish, Inc. Mr. Mitchell launched several successful Internet businesses including HSN.com, RollingStone.com and Tunes.com. In 2004 he merged his online dating company with us and formed Cherish, Inc., our wholly owned online dating subsidiary. Mr. Mitchell holds Bachelor of Science degrees from Illinois State University in Psychology and Economics and a Masters of Business Administration, Masters of Management and Organizational Development and Masters of Management Information Systems from Benedictine University.

Jody Brown, Chief Financial Officer, Age 36. Since August 2004, Mr. Brown has served as our chief financial officer. From January 2001 until August 2004, Mr. Brown was a partner at the accounting firm of Poulos & Bayer, our previous independent registered public accountant. He had worked at Poulos & Bayer since 1995. Mr. Brown graduated from the University of Illinois at Chicago in 1995.

Stan Antonuk, Chief Operating Officer, Age 40. Prior to joining us, Mr. Antonuk was part of the leadership team at InterActive Corporation which launched the e-commerce site, HSN.com. In addition to overseeing technology and operations for HSN.com, Mr. Antonuk also oversaw technology for HSN’s Advanced Services business. Prior to HSN.com, Mr. Antonuk spent ten years serving in a variety of leadership positions in engineering, marketing, and technology for National Grid, an electric and gas power company in Upstate, New York.  He received a B.S. degree in Electrical and Computer Engineering from Clarkson University in Potsdam, N.Y. and an MBA from Le Moyne College in Syracuse, NY.

John Linden, Chief Technology Officer, Age 30. Mr. Linden has been Litmus Media’s chief executive officer since early 2005 where he built click fraud protected advertising distribution technologies for the performance-based advertising, search marketing, and e-retailing industries as well as developing its ValidClick search distribution network and its coupon and product comparison distribution systems. Prior to Litmus Media, Mr. Linden was the executive vice president of marketing for Positive Networks, Inc. He has also served as chief technology officer for Adknowledge and Virtumundo, Inc. Mr. Linden founded and was the chief executive officer of Planet Alumni, Inc.

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer. The executive officers of the Company are appointed by the Board of Directors.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics, designated as the Code of Conduct and Business Code of Ethics, can be found on the Company’s corporate and investor website at www.thinkpartnership.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Conduct and Business Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s corporate and investor website.

Other

The Board of Directors has adopted written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. All of the foregoing charters are available on the Company’s investor website at www.thinkpartnership.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request.

Committees

Only our independent directors are serving on Board committees.  Each director’s committee assignments are identified in the table below, along with the chairman of each committee.

Director	Audit Committee	Compensation Committee	Nominating Committee
Robert T. Geras	X	X*	X
George Mellon	X	X	X*
Joshua Metnick	X	X	X
Patrick W. Walsh	X	X	X
M. Alex White	X*	X	X
*Committee Chairman

Nominating and Corporate Governance Committee

The nominating and corporate governance committee (the “nominating committee”) recommends individuals to the board for nomination as members of the board and its committees and develops and recommends corporate governance guidelines.  The committee also prepares and supervises the board’s annual review of director independence and the board’s annual self-evaluation.  The nominating committee is composed of four directors, all of whom satisfy the independence standards contained in the American Stock Exchange corporate governance rules and our governing documents.  The nominating committee operates under a written charter adopted by the Board of Directors.

The committee considers all qualified candidates identified by members of the committee, by other members of the board of directors, by senior management and by our stockholders.  Stockholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our corporate secretary.  All proposals for nomination received by the corporate secretary will be presented to the committee for appropriate consideration.

The committee reviews each candidate including each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance.  Based on its assessment of each candidate, the committee recommends candidates to the board.  The committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the board of directors and members of senior management. However, there is no assurance that there will be any vacancy on the board at the time of any submission or that the committee will recommend any candidate for the board.

A majority of the persons serving on our board of directors must be “independent”.  Thus, the committee has considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below.  The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates.

As a result of this review, the committee affirmatively determined that Messrs. Geras, Mellon, Metnick, Walsh, and White are independent.

Audit Committee

This audit committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; and (3) the qualifications and independence of the independent registered public accountants.   The audit committee operates under a written charter adopted by the board of directors. The audit committee is composed of four directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the listing standards of the American Stock Exchange, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the SEC. The board has determined that Mr. White, the chairman of the audit committee, qualifies as an “audit committee financial expert” as defined by the SEC.  The report of the committee is included in this proxy statement.

Compensation Committee

This compensation committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive-compensation plans. The committee shall also prepare an annual report on executive compensation to be included in our proxy statement.  The compensation committee operates under a written charter adopted by the Board of Directors. The compensation committee is composed of four directors, each of whom has been determined by the Board of Directors to be a “non-employee director,” as defined by Section 16 of the Securities Exchange Act of 1934, as amended, an “outside director,” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended and “independent” under the listing standards promulgated by the American Stock Exchange as well as any other applicable laws, rules and regulations governing director independence.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities (“reporting persons”) to file certain reports of ownership and changes in their ownership of the Company’s equity securities with the SEC. Based solely on the Company’s review of Forms 3, 4 and 5, and amendments thereto, received by it from reporting persons with respect to fiscal 2007, the Company believes that all Forms 3, 4 and 5 required of reporting persons by Section 16(a) were filed on a timely basis.

Audit Committee Financial Expert

The Board of Directors has determined that Alex White, Chairman of the audit committee, is an “audit committee financial expert” as such term is defined by the SEC under Item 407(d)(5) of Regulation S-K. The Board of Directors has affirmatively determined that each current member of the Audit Committee is independent in accordance with the listing standards of the American Stock Exchange.

ITEM 11.

EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS AND DIRECTORS COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Process

 The compensation-related decisions of our Company have been affected by a number of prior major changes in the Company’s business. In 2006 we faced the challenge of transitioning from the leadership by our prior Chief Executive Officer and his associates to the leadership and management of the current executive team. Four of our five directors first joined our board of directors during the summer of 2006.  Since 2002 we have acquired a total of fourteen companies.  Four significant acquisitions were completed in 2006. Management efforts were focused on creating a new corporate culture after prior management departed, restructuring operations to achieve the synergistic potential of our acquired businesses, and developing new products and services for future growth.

Several of our managers and higher paid staff became our employees with employment agreements negotiated as part of the acquisition agreements. As a result, compensation paid to such employees was determined by acquisition parameters, not application of any internal compensation process by the Company.  We are continuing our attempt to rationalize and standardize our compensation process and levels of compensation across all divisions and acquired subsidiaries. However, we are constrained by the legal requirements of existing employment agreements and considerations involved in maintaining a separate structure for certain acquired companies.  Most of the employment agreements entered into with employees of our acquired companies expire over approximately the next two years. We do not expect to renew them.

The following Compensation Discussion and Analysis (“CD&A”) describes our overall compensation philosophy and the primary components of our executive compensation program. Furthermore, the CD&A explains the process by which the Compensation Committee (the “Committee”) determined the 2007 compensation for all Named Executive Officers.  The Company’s Named Executive Officers are identified in the “Summary Compensation Table” below.

Compensation Philosophy

The fundamental objectives of our executive compensation program are to attract and retain highly qualified executive officers, motivate these executive officers to materially contribute to our long-term business success, and align the interests of our executive officers and stockholders by rewarding our executives for individual and corporate performance based on targets established by the Committee.

We believe that achievement of these compensation program objectives enhances long-term shareholder value. When designing compensation packages to reflect these objectives, the Committee has adopted the following four principles as a guide:

•

Alignment with stockholder interests:  Compensation should be tied, in part, to our stock performance through the granting of equity awards to align the interests of executive officers with those of our stockholders.

•

Recognition for business performance:  Compensation should correlate in large part with our overall financial performance.

•

Accountability for individual performance:  Compensation should partially depend on the individual executive’s performance, in order to motivate and acknowledge the key contributors to our success.

•

Competition:  Compensation should generally reflect the competitive marketplace and be consistent with that of other well-managed companies in our peer group.

 In implementing this compensation philosophy, the Committee takes into account the compensation amounts from the previous years for each of the Named Executive Officers, and internal compensation equity between the Named Executive Officers and other employees.

2007 Compensation Determination Process

In 2007, the compensation program for our executive officers consists of the following components:

•

Base salary;

•

Annual performance-based cash awards;

•

2005 Long-Term Incentive Plan Awards; and

•

Other fringe benefits and perquisites.

The Compensation Committee believes that the Company's executive compensation package consists of elements of compensation that are typically used to incentivize and reward executive management at other companies of our size, in our geographic area or in our industry. Each of these components is designed to meet the program's objectives of providing a combination of fixed and variable, performance-based compensation linked to individual and corporate performance. In the course of setting the initial compensation level for new hires or adjusting the compensation of existing employees, the Committee considered the advice and input of the Company’s management. Our Chief Executive Officer (“CEO”) typically makes recommendations to the Compensation Committee for any proposed changes in salary, as well as performance-based awards and stock option grants, for the other Named Executive Officers. The Compensation Committee decides any salary change, as well as performance-based awards and stock option grants, for the CEO.

Three of our four Named Executive Officers have individually negotiated employment agreements with the Company. The terms and conditions of these employment agreements are summarized subsequently in this proxy statement. The compensation established in such agreement was either the result of negotiations between the Company and the executive, our CEO and the executive or as part of our acquisition of another company. All employment agreements were reviewed and approved in advance by our board of directors. The only Named Executive Officer without an employment agreement in 2007 is our Chief Operating Officer. His compensation was determined by our CEO and reviewed by our board of directors.

2007 Base Salary

Base salary is an important component of executive compensation because it provides executives with an assured-level of income, assists us in attracting executives and recognizes different levels of responsibility and authority among executives. The determination of base salaries is based upon the executive’s qualifications and experience, scope of responsibility and potential to achieve the goals and objectives established for the executive. Additionally, past performance, internal pay equity and comparison to competitive salary practices are also considered.

In general, the Compensation Committee considers two types of potential base salary increases for: (1) “merit increases” based upon the executives’ individual performance; and/or (2) or “market adjustments” based upon the peer group salary range for similar executives. In 2007, three of the four Named Executive Officers had base salaries determined exclusively pursuant to employment agreements, which are summarized subsequently in our proxy statement.  At the time of his relocation to the corporate offices, our Chief Technology Officer’s base salary increased $50,000, or 20%. The base salaries for our other executive officers did not change in 2007.

2007 Performance Based Cash Awards

 Commencing June 1, 2007, we implemented a Board-approved executive bonus plan for designated Named Executive Officers, such plan to have a maximum potential semi-annual award of $25,000 for each such executive. The amount of such award actually made was to be based upon attaining individual performance goals and objectives established for each executive.  This plan was the first performance-based cash award program adopted by the Company.  It conformed to the Company’s compensation philosophy by making a portion of the executive total compensation partially dependant on the individual executive’s performance, in order to motivate and acknowledge the key contributors to our success. We paid no performance cash awards to our Named Executive Officers during fiscal 2007 but did so in fiscal 2008 based upon attainment of 2007 goals and objectives.  Goals and objectives are established semi-annually for the next bonus cycle.

2007 Long-Term Incentive Plan Awards

The objective of the Company’s long-term incentive program is to provide a long-term retention incentive for the Named Executive Officers and others and to align their interests directly with those of our stockholders by way of stock ownership.

Under our 2005 Long-Term Incentive Plan, approved by our stockholders on March 14, 2006, the board of directors or the Compensation Committee has the discretion to determine whether equity awards will be granted to Named Executive Officers and if so, the number of shares subject to each award. The 2005 Long-Term Incentive Plan allows the board or the Committee to grant the following types of awards, in its discretion: options, restricted stock and other stock-based awards with respect to up to 10,000,000 shares of our common stock, valued in whole or in part by reference to the fair market value of the stock. In most instances, these long-term grants vest over a multi-year basis.

 The board determines the recipients of long-term incentive awards based upon such factors as excellent performance, the length of continuous employment, managerial level, any prior awards, and recruiting and retention demands, expectations and needs. All our employees are eligible for awards. The board or the Committee grants such awards by formal action, which awards are not final until a stock option agreement is delivered by the Company and executed by both the Company and the employee. There is no set schedule for the board or the Committee to consider and grant awards. The board and the Committee have the discretion to make grants whenever it deems it appropriate in the best interests of the Company, and, in fact, did make discretionary grants to Named Executive Officers during 2007 as discussed subsequently in this proxy statement. It is the Company's policy to grant options to all employees only during periods other than “black out periods.” A black out period is defined in the Company's insider trading policy as the period beginning fifteen days before the end  of each quarter and continuing until the second trading day after information relating to the results of operations (earnings report) for such quarter have been announced to the public.  This policy is subject to change at any time and for any reason.

The Company does not have any program, plan or practice in place to time option or other award grants with the release of material, non-public information and does not release such information for the purpose of affecting the value of executive compensation. The exercise price of stock subject to options awarded under the 2005 Long-Term Incentive Plan is the fair market value of the stock on the date the grant is approved by the board or the Committee. Under the terms of the 2005 Long-Term Incentive Plan, the fair market value of the stock is the closing sales price of the stock on the date the grant is approved by the board or the Committee as reported by the American Stock Exchange.

While specific target stock option awards are not set for the Named Executive Officers each year, in 2007, in determining an appropriate amount of stock options to grant to the Named Executive Officers, the board of directors or the Committee determined the amount of equity awards granted to each executive by considering the executive’s responsibilities, employment agreement obligations, grant levels required to bring the executives’ award at or near the level of similar executives in the Company, the appropriate grant levels required to retain and incentivize key individual employee contributors, individual performance against personal objectives, and the number of options held by the Named Executive Officers and other employees in relation to the total number of shares outstanding. No effort was made to establish the size of any 2007 equity award pool as the board considered the amount of awards reasonable and appropriate, without having any significant potentially dilutive effect on stockholders, and in line with the overall compensation policy of the Company to place emphasis on incentive compensation over base salaries. The numbers of restricted shares granted to the Named Executive Officers in 2007 are described in the table titled “Option/SAR Grants in Last Fiscal Year”.

Stock options granted to executive officers and all other employees are generally incentive stock options (“ISOs”), which qualify for preferential tax treatment for employees under the Internal Revenue Code (the “Code”). The main advantage to employees to receiving ISOs rather than non-qualified stock options (“NQSOs”) is that unlike NQSOs, no income tax is due upon exercise of ISOs, but rather tax is deferred until the acquired shares are sold (unless a “disqualifying disposition” occurs, as explained below). The Company believes that the potential preferential tax treatment provides an added incentive for our employees. The Company notes that, unlike NQSOs, the Company is not entitled to a tax deduction in the year in which the individual exercises the ISO. However, if the ISO holder does not meet the holding requirements for an ISO, he or she will have a disqualifying disposition, in which case the employee would be subject to taxation on exercise and the Company would be entitled to a deduction. Historically, exercised ISOs typically result in a disqualifying disposition and the Company has been entitled to a tax deduction. The Company expects this historical trend to continue in the future. Stock option grant amounts to the Chief Financial Officer, Chief Technology Officer, and Chief Operating Officer are recommended by the Chief Executive Officer to the Compensation Committee, and the Compensation Committee determines the stock option grant amount for the Chief Executive Officer and reviews and approves stock option grant amounts to the Chief Financial Officer, Chief Technology Officer, and Chief Operating Officer.

Pursuant to the terms of the 2005 Long-Term Incentive Plan, unless otherwise provided in the agreement governing the Award, in the event a participant is terminated “without cause during the one year period following a “Change in Control,” then: (i) any and all options granted under the Plan which would vest with the passage of time were the participant to continue as an employee for the applicable period and the “Current Year’s Percentage” (as hereinafter defined) of any options which are tied to performance standards that could possibly be achieved during the calendar year in which the Participant’s employment has been terminated, shall be deemed to vest in full and become immediately exercisable, and shall remain exercisable throughout their entire term; (ii) any restrictions imposed on restricted shares shall lapse with respect to restricted shares which would vest with the passage of time were the participant to continue as an employee for the applicable period and the “Current Year’s Percentage” of any restricted shares which are tied to performance standards that could possibly be achieved during the calendar year in which the participant’s employment has been terminated; and (iii) the maximum payout opportunities attainable under all other stock-based awards which would vest with the passage of time were the participant to continue as an employee for the applicable period shall be deemed to have vested in full and the “Current Year’s Percentage” shall be deemed to have been fully earned for the calendar year in which the participant’s employment has been terminated.  The “Current Year’s Percentage” shall mean that percentage of the performance-based award that would have been satisfied for the calendar year in question based upon the product of (i) the percentage of calendar quarters completed for the year in which the employee is terminated without cause, multiplied by (ii) the performance-based award that the employee would have earned had the entire four calendar quarters of the Company’s performance and the employee’s performance for the year equaled the average quarterly performance for all calendar quarters completed prior to termination of the employee’s employment for the year in question. The Committee believes that this change in control protection is generally very common among other companies, and the value of the award grants as a retention tool would be severely diminished if this protection were not included in the grant paperwork.

 The Company’s insider trading policy prohibits the Directors, Named Executive Officers and other senior employees from selling the Company’s securities “short” – that is, selling securities that are borrowed (and not owned) on the assumption that the Company’s share price will decrease. The Company’s insider trading policy also prohibits directors, Named Executive Officers and other senior employees from buying or selling puts (i.e., options to sell), calls (i.e., options to purchase), future contracts, or other forms of derivative securities relating to the Company’s securities.

Other Compensation and Benefits

We have historically provided perquisites and other types of non-cash benefits on a very limited basis in an effort to avoid an entitlement mentality, reinforce a pay-for-performance orientation and minimize expense. Such benefits, when provided, can include additional health care benefits and additional life insurance. In keeping with our philosophy of limited usage, the value of these benefits is, in aggregate, below the SEC rule ($10,000 per individual) requiring disclosure. Accordingly, no amounts for perquisites or other personal benefits for our Named Executive Officers are reported in the “All Other Compensation” column in the Summary Compensation Table below. Mr. Mitchell, however, was entitled to receive an annual car allowance of $10,000 pursuant to his employment agreement.

Retirement and Other Post-Termination Benefits

Other than our 401(k) plan, employment agreements with two of our Named Executive Officers, Messrs Mitchell and Linden, and certain other employment agreements which provide for severance for termination without cause, we have not entered any employment agreements that provide for a continuation of post-employment benefits.  Our benefits plans are generally the same for all employees, and so as of the date of this proxy statement, the Committee does not believe that any such plans in their present forms would continue post-employment, except as required by law (including with respect to COBRA), or otherwise set forth in this proxy statement. A description of these benefits for the Chief Executive Officer is included under the “Determination of Chief Executive Officer Compensation” section below. We do not currently maintain any other retirement or post-termination benefits plans.

Change in Control Severance Policy

We do not currently maintain any change in control severance plans or severance policies, except as provided in the 2005 Long-Term Incentive Plan discussed previously. Therefore, none of our Named Executive Officers will receive any cash severance payments in the event the Company undergoes a change in control, unless their employment agreement, if any, otherwise provides.

Other Benefits

The Company seeks to maintain an open and inclusive culture in its facilities and operations among executives and other Company employees. Thus, the Company does not provide executives with separate dining or other facilities, nor does the Company have programs for providing personal-benefit perquisites to executives, such as permanent lodging or defraying the cost of personal entertainment or family travel. The Company’s basic health care and other insurance programs are generally the same for all eligible employees, including the Named Executive Officers.  In addition, for 2007 the Named Executive Officers receive a Company paid Executive Medical Reimbursement plan for uncovered expenses on the Company’s standard health, dental and vision insurance, through Exec-u-care.

Insurance

All full-time Company employees, including the Named Executive Officers, are eligible to participate in the Company’s standard medical, dental, long-term and short-term disability and life insurance plans. The terms of such benefits for the Company’s Named Executive Officers are generally the same as those for all Company employees. The Company pays approximately two-thirds of the annual health insurance premium with employees paying the balance through payroll deductions.  For vice presidents and above the Company pays the entire premium for short and long term disability insurance.  In addition, vice presidents and above receive Company paid term life and AD&D insurance in an amount up to five times their annual earnings to a maximum of $500,000; cancer, disability, long-term care, and personal recovery insurance; and a supplemental individual income protection insurance plan (i.e., supplemental disability insurance).  Our CEO is also eligible to receive a monthly long term disability benefit in an amount $2,000 per month higher than the standard executive benefit level.

401(k)

The Company sponsors the Think Partnership Inc. 401k Plan, which is a qualified defined contribution retirement plan with a 401(k) feature. Participants are provided the opportunity to make salary reduction contributions to the plan on a pre-tax basis. The Company has the ability to make discretionary matching contributions and discretionary profit sharing contributions to such plan.  The Company did not making matching contribution in 2006 but did in 2007.  Currently, the Company’s practice is to match 50% of the participants’ contributions, up to an aggregate of 6% of each participant’s earnings. The Company match vests over a three year period, subject to continued employment. After three years of continuous employment, the Company match immediately vests when made.

Determination of 2007 Chief Executive Officer Compensation

Mr. Mitchell’s compensation is determined in accordance with the Company’s compensation philosophy, as implemented by the Compensation Committee of the Board of Directors, and his employment agreement which is described under “Executive Employment and Severance Agreements”. Mr. Mitchell’s employment agreement was only entered into on August 3, 2006. The board of directors did consider the relative fairness of the compensation under Mr. Mitchell’s employment agreement in relation to the other executives of the Company, as well as the past compensation to Mr. Mitchell. However, in 2006 the Committee did not have any reason or opportunity to meaningfully consider such factors as the Company’s overall performance, Mr. Mitchell’s individual performance, and CEO compensation compared to other peer group companies when determining Mr. Mitchell’s overall compensation.

Mr. Mitchell, as disclosed under “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is one of the Company’s largest individual stockholders. Therefore, the Committee believes his interests, short-term and long-term, are aligned with the interests of the stockholders. However, the Committee does not believe that Mr. Mitchell’s relatively large stock holdings should disqualify him from additional stock grants and the Committee believes that additional grants do serve as a valuable retention tool. Accordingly, in 2007 the Company awarded Mr. Mitchell options to purchase 175,000 shares of our common stock pursuant to the long-term incentive program described above. Additionally, Mr. Mitchell was eligible for the executive bonus plan for designated Named Executive Officers, such plan to have a maximum potential semi-annual award of $25,000, based upon attaining individual performance goals and objectives.  Mr. Mitchell did not receive any performance based cash bonus in 2007 but did in 2008 based upon achieving his individual goals and objectives for the second half of 2007.  No other perquisites are provided to Mr. Mitchell other than his $10,000 annual car allowance.

The Committee believes that the Chief Executive Officer’s base salary, potential bonus compensation  (if any) and long term stock incentive grants for 2007 altogether remain within the range of other chief executive officers within companies of similar size.

Federal Income Tax and Accounting Considerations

Section 162(m)

The policy of the Committee is to establish and maintain a compensation program that maximizes long-term stockholder value. The Committee believes executive compensation programs should serve to achieve that objective, while also minimizing any effect of Section 162(m) of the Internal Revenue Code. Generally, Section 162(m) provides for an annual $1 million limitation on the deduction an employer may claim for compensation of executive officers unless it is performance-based. The stock options and restricted stock grants issued to senior executive officers and managers as part of the Company’s long-term incentive program qualify as performance-based compensation as defined in Section 162(m) because the Company’s 2005 Long-Term Incentive Plan, approved by stockholders, complies with the provisions of Section 162(m). Accordingly, payments under such incentive plans will not be included in applying the $1 million limitation. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has adopted a policy that all compensation will not necessarily be deductible for income tax purposes.

Accounting Considerations

The Committee has taken certain accounting rules and consequences into consideration when determining the type of equity awards that executive officers should receive as part of the Company’s long-term incentive plan component of compensation packages. Under FAS 123(R), expenses the Company incurs in connection with grants of restricted stock that vests upon the satisfaction of certain performance criteria are higher and must be recorded sooner than grants that vest upon the passage of time. Therefore, the vesting of restricted stock grants made to the Company’s executive officers and employees is tied to the passage of time rather than conditioned upon fulfillment of certain performance targets.

2008 Compensation

In conjunction with its determination of 2008 compensation for the Named Executive Officers, the Committee hopes to modify some existing executive compensation policies and adopting several additional new policies, as time and resources allow. Among the policy changes being considered in 2008 are the following:

Independent Committee Consultant

The Committee is considering hiring an independent compensation consultant, to assist the Committee in its review and approval of the 2008 base salaries, incentive compensation, long-term compensation and other compensation-related issues for the Company’s executive officers.

Establishing a Peer Group

The Committee is considering establishing the peer group for purposes of creating and comparing future compensation packages.

Adoption of Policy for Adjustment or Recovery of Awards in the event of Accounting Restatement

The Committee is considering requiring that all annual incentive plans contain a provision requiring an adjustment or recovery of awards in the event of accounting restatements.

Predetermined Performance Targets and Reviews

The Committee is considering establishing predetermined performance targets for Named Executive Officers in order to evaluate salary increases on predetermined performance targets, and to undertake an annual performance review of each of the Named Executive Officers in order to determine whether they are eligible for merit increases.

In addition to determining merit increases for the Named Executive Officers, the Committee hopes to compare the Named Executive Officers’ salaries to the salaries of similar executives in the Company’s peer group in order to determine whether any market adjustments are appropriate.

In 2008, the Committee desires to augment its bonus plan to set high performance standards for its Named Executive Officers and other executives and employees and to align future cash bonus with both the interests of our stockholders and the executives’ individual performance.  Such a plan may be tied to objective standards tied to the Company’s financial performance.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2007 Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors:

COMPENSATION COMMITTEE MEMBERS:

Robert T. Geras (Chairman)

George Mellon

Joshua Metnick

Patrick W. Walsh

Alex White

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee during 2007 was an officer, employee or former officer of the Company or any of its subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure in a proxy statement pursuant to SEC regulations. None of the Company’s executive officers served as a member of a compensation committee or a director of another entity under circumstances that would require disclosure in a proxy statement pursuant to SEC regulations.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid to or earned by the Company’s Named Executive Officers for the years ended December 31, 2007, 2006, and 2005.  Throughout this Amendment No. 1 to Form 10-K, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2007, as well as the other executive officers included in the Summary Compensation Table below, are referred to as the “Named Executive Officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott P. Mitchell,	2007	$485,000	0	0	$165,632	0	0	$13,846	$664,478
President and CEO (2)	2006	$367,192	$150,000	0	$512,000	0	0	$4,167	$1,033,359
	2005	$216,018	0	0	0	0	0	0	$216,018

Jody Brown, Chief	2007	$250,000	0	0	$70,985	0	0	0	$320,985
Financial Officer (3)	2006	$216,750	0	0	$168,000	0	0	0	$384,750
	2005	$187,246	0	0	0	0	0	0	$187,246

Stan Antonuk	2007	$248,308	0	0	$70,985	0	0	0	$319,293
Chief Operating	2006	$100,962	0	0	$168,000	0	0	0	$268,962
Officer (4)	2005	0	0	0	0	0	0	0	0

John Linden	2007	$273,269	0	0	$85,182	0	0	0	$358,451
Chief Technology	2006	$208,141	0	0	$168,000	0			$376,141
Officer (5)	2005	0	0	0	0	0	0	0	0

Brady Whittingham	2007	$261,308	0	0	$47,323	0	0	0	$308,631
Former President,	2006	$255,716	0	0	0	0	0	0	$255,716
Direct Division (6)	2005	0	0	0	0	0	0	0	0

(1)

The amounts in the Option Awards column reflect the fair value on the date of grant in accordance with FAS 123R. The assumptions used in calculating these values may be found in Note 9 to our Financial Statements for the year ended December 31, 2006.  The Company will continue to recognize compensation expense for all stock-based awards ratably over the service period under the provisions of FAS 123R.

(2)

Mr. Mitchell began serving as our President in August 2005.

(3)

Mr. Brown began serving as our Chief Financial Officer in August 2004.

(4)

Mr. Antonuk began serving of our Chief Operating Officer in July 2006.

(5)

Mr. Linden began serving as our Chief Technology Officer in July 2006.  Salary includes compensation paid to Mr. Linden’s spouse.

(6)

Mr. Whittingham was not a Named Executive Officer in 2005 or 2006 and ceased serving as President of our Direct Division in February 2008.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information regarding the number of options granted to each of the Named Executive Officers during the year ended December 31, 2007.

Name	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Scott P. Mitchell	175,000	16%	$1.69	10/31/2012
Jody Brown	75,000	7%	1.69	10/31/2012
Stan Antonuk	75,000	7%	1.69	10/31/2012
John Linden	90,000	8%	1.69	10/31/2012
Brady Whittingham	50,000	5%	$1.69	10/31/2012

Value of Securities Underlying Unexercised Options

 The following table sets forth information regarding the number and value of securities underlying unexercised options or warrants held by each of the Named Executive Officers at December 31, 2007.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2007(1)		Value of Unexercised In-the-Money Options/ SARs at December 31, 2007 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Scott P. Mitchell (3)	—	—	389,285	475,000	$139,000	$0
Jody Brown	—	—	91,431	175,000	0	0
Stan Antonuk	—	—	50,000	175,000	0	0
John Linden (4)	—	—	58,820	207,640	0	0
Brady Whittingham (5)	—	—	0	50,000	0	0

(1)

These amounts represent the total number of shares issuable on exercise of warrants held by the Named Executive Officers as of December 31, 2007.

(2)

These amounts represent the difference between the exercise price of options or warrants and the closing bid price of our common stock on December 31, 2007.

(3)

Includes warrants to purchase 39,285 shares issued to Scott and Kristi Family Limited Partnership.

(4)

Mr. Linden received 150,000 options as part of his long term compensation in 2006 and 26,460 as part of the acquisition of Litmus Media, Inc. in April 2006.

(5)

Mr. Whittingham was not a Named Executive Officer in 2005 or 2006 and ceased serving as President of our Direct Division in February 2008.

Executive Employment and Severance Agreements

Scott P. Mitchell, CEO:  On August 3, 2006, we entered into an employment agreement with Mr. Scott P. Mitchell pursuant to which Mr. Mitchell will continue to serve as the Company’s president and chief executive officer. The employment agreement supersedes and replaces his August 19, 2004 employment agreement, as amended on August 19, 2005. Further, in connection with entering into the employment agreement, on August 3, 2006, the Company (i) agreed to pay to Mr. Mitchell a $150,000 signing bonus in immediately available funds, and (ii) issued to Mr. Mitchell options to purchase 400,000 shares of common stock, at an exercise price of $2.19 per share with one-third of the options vesting on each of the first, second and third year anniversaries of the date of issuance.

The employment agreement provides for (i) a five year term with automatic one-year renewals beginning on the fourth year anniversary of the agreement, unless at least sixty days prior to such anniversary, either party notifies the other of its intent not to renew; (ii) base salary equal to $485,000 per annum during the term of the agreement; (iii) a $10,000 per year allowance for a car, additional insurance or other benefits as determined by Mr. Mitchell; (iv) an annual cash bonus as determined by the Company’s board of directors, provided that during the term of the agreement, Mr. Mitchell’s annual salary, when combined with the annual cash bonus must be higher than the annual salary and annual cash bonus paid to any other employee of the Company during the such period; (v) a non-competition and non-solicitation covenant during the term of the employment agreement and for a period of six months thereafter; (vi) other benefits that are generally available to the Company’s executive management; and (vii) termination of the employment agreement (A) by Mr. Mitchell at any time upon not less than ninety-day prior written notice to the Company, (B) by the Company for “cause” or the disability of Mr. Mitchell, (B) automatically upon the death of Mr. Mitchell, or (C) by Mr. Mitchell for “good reason.”

The employment agreement defines “cause” to include Mr. Mitchell’s: (i) willful and continued failure to substantially perform his duties after a demand for substantial performance is delivered to Mr. Mitchell that specifically identifies the manner in which he has not substantially performed his duties, and he fails to resume substantial performance of his duties on a continuous basis within fourteen (14) days of receiving such demand; (ii) engaging in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise, and willful disloyalty or deliberate dishonesty or the commission by him of an act of fraud or embezzlement against the Company; or (iii) conviction of a felony or a misdemeanor, other than traffic related or similar minor misdemeanors, either in connection with the performance of his obligations to the Company or which otherwise materially and adversely affects his ability to perform such obligations. The employment agreement defines “good reason” to include a material breach by the Company of any of the terms of the agreement or if Mr. Mitchell is asked to relocate to a geographic area outside of Clearwater, Florida and he does not consent to such relocation.

Further if the employment term is terminated by Mr. Mitchell for good reason, or if the Company causes the non-renewal of the employment term, the Company shall be obligated to pay Mr. Mitchell (i) any accrued but unpaid salary, prorated annual cash bonus and prorated vacation, and any other amounts accrued but unpaid as of the date of termination, and (ii) a lump-sum severance payment equal to the unpaid salary that would have been paid to Mr. Mitchell over the balance of the employment term. In addition, (i) the Company shall continue all medical, dental and life insurance benefits at no cost to the Mr. Mitchell for the greater of (A) twelve (12) months, commencing on the date of termination, or (B) the balance of the term, except if Mr. Mitchell begins new employment or service for another person or entity that offers comparable health insurance, such benefits shall immediately cease and (ii) the ownership of all restricted stock and options granted to Mr. Mitchell shall vest to the extent provided for in the applicable stock option or other agreement governing the issuance thereof. If the employment term is terminated by Mr. Mitchell for other than good reason, or by the Company for cause, or if Mr. Mitchell causes the non-renewal of the employment term, the Company shall pay to Mr. Mitchell in a lump sum payment any accrued but unpaid salary, prorated annual cash bonus and prorated vacation, and any other amounts accrued but unpaid as of the date of termination. Any severance payable shall be paid in one lump sum within ten (10) days after termination of the employment period.

Jody Brown, CFO:  On September 5, 2006, we entered into an employment agreement with Mr. Jody Brown pursuant to which Mr. Brown will continue to serve as the Company’s chief financial officer.  Further, on September 1, 2006, the Company (i) issued to Mr. Brown options to purchase 150,000 shares of common stock, at an exercise price of $1.92 per share with the options vesting over a three year period.  The employment agreement provides for (i) a three year term; (ii) base salary equal to $250,000 per annum during the term of the agreement; (iii) an annual cash bonus as determined by the Company’s board of directors, (iv) a non-competition and non-solicitation covenant during the term of the employment agreement and for a period of one year thereafter; (vi) other benefits that are generally available to the Company’s vice presidents; and (vii) termination of the employment agreement (A) by the Company for “cause” or the disability of Mr. Brown, (B) automatically upon the death of Mr. Brown, or (C) by Mr. Brown for “good reason”.

The employment agreement defines “cause” to include Mr. Brown’s: (1) repeated gross neglect of or negligence in the performance of his duties, which is not cured within 30 days after written notice thereof; (2) repeated failure or refusal to follow instructions given to him by the board, which is not cured within 30 days after receipt of written notice thereof; (3) repeated violation of any provision of the Company’s bylaws, code of ethics or of any other stated policies, standards, or regulations, which is not cured within 30 days after receipt of written notice thereof; (4) conviction or plea bargaining in regard to any criminal offense, other than a misdemeanor not involving moral turpitude or a minor traffic violation; or (5) violation or breach of any material term, covenant or condition contained in the employment agreement, which is not cured within 30 days after receipt of written notice thereof.  In addition, the employment agreement includes in the definition of “cause” the Securities and Exchange Commission issuing an order prohibiting Mr. Brown from acting as an officer of the Company.

Further if the employment term is terminated by Mr. Brown for good reason, or if the Company terminates the agreement without cause, the Company shall be obligated to pay Mr. Brown (i) any accrued but unpaid salary, prorated annual cash bonus and prorated vacation, and any other amounts accrued but unpaid as of the date of termination, and (ii) a lump-sum severance payment equal to the unpaid salary that would have been paid to Mr. Brown over the balance of the employment term.  The employment agreement defines “good reason” to include a material breach by the Company of any of the terms of the employment agreement or the Company’s failure to pay any amounts due under the agreement and such breach, or failure to pay, is not cured within 30 days.

John Linden, CTO:  On February 17, 2006, as part of our acquisition of Litmus Media, Inc., we entered into any employment agreement with John Linden to serve as the co-president of Litmus. The employment agreement provides for (i) a three year term; (ii) base salary equal to $250,000 per annum during the term of the agreement; (iii) an annual cash bonus as determined by the Company’s board of directors, (iv) a non-competition and non-solicitation covenant during the term of the employment agreement and for a period of one year thereafter; (vi) other benefits that are generally available to the Company’s vice presidents; and (vii) termination of the employment agreement (A) by the Company for “cause” or the disability of Mr. Linden, (B) automatically upon the death of Mr. Linden, or (C) by Mr. Linden if we require him to relocate more than 25 miles.

The employment agreement defines “cause” to include Mr. Linden’s: (1) repeated gross neglect of or negligence in the performance of his duties; (2) failure or refusal to follow instructions given to him by the board or refusal to accept relocation and transfer to another geographic location less than 25 miles from the Litmus” then current principal place of business; (3) repeated violation of any provision of the Company’s bylaws, articles of incorporation or other stated policies, standards or regulations; (4) conviction or plea bargaining in regard to any felony criminal offense, other than traffic violations; or (5) violation or breach of any material term, covenant or condition contained in the employment agreement.

Further if the Company terminates the agreement without cause, which includes Mr. Linden’s declining to relocate more than 25 miles from Litmus’ then current principal place of business, the Company shall be obligated to pay Mr. Linden (i) any accrued but unpaid salary, prorated annual cash bonus and prorated vacation, and any other amounts accrued but unpaid as of the date of termination, and (ii) a lump-sum severance payment equal to the unpaid salary that would have been paid to Mr. Linden over the balance of the employment term.

On July 21, 2006, Mr. Linden’s employment agreement was amended to change his employment to Chief Technology Officer of the Company. The three year term was adjusted to state a June 30, 2009 end date. There was no change in his compensation.

Independent Director Compensation

Each independent member of our board of directors, other than our board chairman, receives $2,000 per month, plus reimbursement for travel and lodging expenses, for serving as an independent director. Each independent director serving as chairman of a board committee, other than our board chairman, is paid an additional retainer equal to $2,000 per month. Further, each committee chairman, other than our board chairman is paid a per diem fee equal to $900 for each day spent by a committee chairman on Company business, provided that in no case, may the per diem fees paid to a committee chairman exceed $60,000 per annum. Our board chairman receives $8,000 per month, plus reimbursement for travel and lodging expenses, for serving as board chairman and chairman of the audit committee.  The board chairman does not receive any per diem fee.

All of our directors are eligible for grants of options to purchase our common stock as determined from time to time by our board of directors in its discretion. In connection with serving as independent directors, in August 2006 we granted to: (i) Mr. Walsh options to purchase 25,000 shares of common stock; (ii) each of Messrs. Geras and Mellon options to purchase 200,000 shares of common stock; and (iii) Mr. Metnick options to purchase 75,000 shares of common stock, all priced at $2.19 per share. In connection with joining as an independent director, in July 2007 we granted to Mr. White options to purchase 75,000 shares of common stock at $2.41 per share.  In connection with continuing service as independent directors, in October 2007 we granted to: (i) each of Messrs. Walsh and Metnick options to purchase 20,000 shares of common stock; and (ii) each of Messrs. Geras, Mellon and White options to purchase 40,000 shares of common stock, all priced at $1.69 per share. The options previously granted to our independent directors vest one-third of the total options granted on each of the first, second and third year anniversaries of the date of grant, expire 10 years after the date of grant and are not forfeited should an independent director cease to provide services for the Company unless the director is removed for cause.

2007 Non-Management Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert T. Geras	$49,800	0	$37,859	0	0	0	$87,659
George Mellon	$49,800	0	$37,859	0	0	0	$87,659
Joshua Metnick	$24,900	0	$18,929	0	0	0	$43,829
Patrick Walsh	$25,800	0	$18,929	0	0	0	$44,729
Alex White	$45,400	0	$140,212	0	0	0	$185,612

(1)

The amounts in the Option Awards column reflect the fair value on the date of grant in accordance with FAS 123R. The assumptions used in calculating these values may be found in Note 9 to our Financial Statements for the year ended December 31, 2007.  The Company will continue to recognize compensation expense for all stock-based awards ratably over the service period under the provisions of FAS 123R.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 23, 2008, concerning the amount of common stock beneficially owned (unless otherwise indicated) by each person known to us to be the beneficial owner of more than five percent (5%) of our common stock, our directors and nominees for the board of directors, our Named Executive Officers and our directors and Named Executive Officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Think Partnership Inc., 15550 Lightwave Drive, 3rd Floor. Clearwater, FL   33760

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to any applicable community property laws.

The beneficial ownership percentages are based on a total of 67,548,950 shares outstanding as of April 23, 2008. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 23, 2008. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The information provided in the table is based on our records, information filed with the Securities and Exchange Commission and information provided to us, except where otherwise noted.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Total Number of Shares of Common Stock Beneficially Owned As of April 23, 2008	Shares Owned	Options **	Percent of shares of Common Stock Outstanding

Directors, Executive Officers and Nominees
Scott P. Mitchell (1)(2)	1,281,985	859,367	422,618	1.90%
Robert T. Geras (1)(3)	1,485,988	1,104,724	381,264	2.20%
John Linden (1)(4)	724,540	656,900	67,640	1.07%
Patrick W. Walsh (1)(5)	250,000	0	250,000	*
Jody Brown (1)(6)	91,431		91,431	*
George Mellon (1)(7)	401,250	175,000	226,250	*
Joshua Metnick (1)(8)	75,000	—	75,000	*
Stan Antonuk (1)(9)	110,000	60,000	50,000	*
M. Alex White (1)	—	—	—	—

5% Stockholders

William Blair Small Cap Growth Fund (10)	7,404,419	5,307,805	2,096,614	10.96%
Magnetar Capital Partners LP (11)	8,372,626	6,332,910	2,039,716	12.39%
Janis Capital Management LLC (12)	3,629,510	3,629,510	—	5.37%

All Directors and Executive Officers as a Group (9 persons)	4,420,194	2,855,991	1,564,203	6.54%
* Less than 1%.
** Includes only options that are vested

(1)

Executive Officer or Director.

(2)

Includes 71,429 shares of common stock and 39,285 warrants to purchase common stock at $4.12 per share owned by the Scott and Kristi Mitchell Family Limited Partnership, of which Mr. Mitchell has voting and dispositive power.  Also includes 50,000 warrants to purchase common stock at $2.10 per share, 50,000 warrants to purchase common stock at $2.40 per share, 50,000 warrants to purchase common stock at $2.05 per share and 133,333 options to purchase common stock at $2.19 per share.  Also includes 100,000 warrants to purchase common stock at $0.13 per share which Mr. Mitchell acquired in a transaction with former directors of the Company.

(3)

Mr. Geras’ ownership consists of 1,104,724 shares of common stock, shares of common stock underlying warrants to purchase 181,264 shares at $4.12 per share and shares of common stock underlying options to purchase 200,000 shares at $2.19.

(4)

Mr. Linden’s ownership consists of 656,900 shares of common stock, shares of common stock underlying options to purchase 50,000 shares at $1.92 per share, shares of common stock underlying options to purchase 8,820 shares at $2.75 per share, and shares of common stock underlying options to purchase 8,820 shares at $2.88 per share.

(5)

Consists of warrants to purchase 200,000 shares of common stock at $0.13 per share, warrants to purchase 25,000 shares of common stock at $2.19 per share and warrants to purchase 25,000 shares of common stock at $5.25 per share.

(6)

Consists of options to purchase 41,431 shares of our common stock at $2.05 per share and 50,000 options to purchase our common stock at $1.92 per share.

(7)

Mr. Mellon’s ownership consists of 150,000 shares of common stock, shares of common stock underlying warrants to purchase 12,500 shares at $2.05 shares of common stock underlying options to purchase 200,000 shares at $2.19.  Also, Mr. Mellon has voting and dispositive power with respect to the shares held by Mellon Enterprises.  Mellon Enterprise’s ownership consists of 25,000 shares of common stock and shares of common stock underlying warrants to purchase 13,750 shares of common stock at $4.12 per share.

(8)

Consists of warrants to purchase 75,000 shares of common stock at $2.19 per share.

(9)

Mr. Antonuk’s ownership consists of 60,000 shares of common stock and shares of common stock underlying options to purchase 50,000 shares at $1.92.

(10)

Includes 5,307,805 shares of common stock and 1,424,000 warrants to purchase common stock at $2.50 per share, 448,409 warrants to purchase common stock at $3.05 per share and 224,205 warrants to purchase common at $4.00 per share. William Blair & Company, L.L.C. is the investment advisor with sole voting and investment power over the stock and warrants. Its address is 222 W. Adams, Chicago, IL 60606. Source for shares owned: Schedule 13G filed with the SEC on January 9, 2008.

(11)

Includes 6,332,910 shares of common stock and 1,000,000 warrants to purchase common stock at $2.50 per share, 693,144 warrants to purchase common stock at $3.05 per share and 346,572 warrants to purchase common at $4.00 per share. Magnetar Capital Partners LP servers as the sole member and parent holding company of Magnetar Financial LLC. Magnetar Financial LLC serves as investment adviser to Magnetar Capital Master Fund, Ltd. and exercises voting and investment power over the stock and warrants.  The address of all Magnetar entities is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201. Source for shares owned: Schedule 13G filed with the SEC on February 13, 2008.

(12)

Janus Capital has an indirect 86.5% ownership stake in Enhanced Investment Technologies LLC (“INTECH”) and an indirect 30% ownership stake in Perkins, Wolf, McDonnell and Company, LLC (“Perkins Wolf”).  Due to the above ownership structure, holdings for Janus Capital, Perkins Wolf and INTECH are aggregated for purposes of this filing. Janus Capital, Perkins Wolf and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively referred to herein as “Managed Portfolios”).  As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 3,629,510 shares or 5.4% of the shares outstanding of common stock held by such Managed Portfolios.  However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The address of Janus Capital Management LLC is 151 Detroit Street, Denver, Colorado  80206.  Source for shares owned: Schedule 13G filed with the SEC on February 14, 2008.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to annually reviewing the independence of our directors, the Company also maintains strict policies and procedures for ensuring that our directors, executive officers and employees maintain high ethical standards and avoid conflicts of interest. Our directors, executive officers and employees are all subject to our Code of Conduct and Business Code of Ethics Business Policy and each signs the policy to ensure compliance. Our Policy requires all directors, executive officers and employees to maintain the highest standards of honest and ethical conduct and prohibits any actual or apparent conflicts of interest. All are prohibited from committing acts contrary to these standards nor shall they condone the commission of such acts by others. Any transactions which may constitute a potential conflict of interest are to be reported to our President, who is obligated to inform our audit committee.

We refer to our audit committee, for the review and pre-approval, all transactions between us and any related parties, including our directors, executive officers, nominees for director or executive office, 5% stockholders and immediate family members of any of the foregoing. Any related party intending to enter into a transaction with the Company must provide us with all relevant details of the transaction. No related party will be allowed to participate in a business transaction with the Company in which they will receive a significant profit or gain, unless the transaction has been approved by a majority of our independent directors who determine that the transaction is in our best interests and, in the majority’s judgment, the terms of such transaction are at least as beneficial to us as the terms we could obtain in a similar transaction with an independent third party. In order to meet these standards, the independent directors may conduct a competitive bidding process, secure independent consulting advice, engage in their own fact-finding, or pursue such other investigation and fact-finding initiatives as may be necessary and appropriate in the their judgment.

Any member of the audit committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Since January 1, 2007, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with the transactions described below and the executive employment agreements described above.

Investor Rights Agreements

We have entered into investor rights agreements, or other agreements containing registration rights, with certain purchasers of our common stock and certain holders of warrants to purchase our common stock. Certain of our directors, including entities with which they are affiliated, executive officers and holders of 5% of our capital stock are parties to these agreements. Stockholders who are a party to such agreements are provided certain rights to demand registration of shares of common stock and/or to participate in a registration of our common stock that we may decide to do, from time to time.

Indemnification

Our By-Laws require us to indemnify our directors, officers, employees and agents to the fullest extent permitted by Nevada law, to the extent they have been successful on the merits or otherwise in defense of any action, suit or proceedings specified in the By-Laws. We may indemnify or enter into an indemnification agreement with each of our directors and officers.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Audit and Non-Audit Fees

The following presents fees billed by Blackman Kallick LLP (BK) for professional services rendered during each of the fiscal years ended December 31, 2007 and 2006, respectively, for the audit of our annual financial statements and review of financial statements included in our quarterly reports, audit-related services, and tax services rendered by BK.

	Fiscal Year Ended December 31,
Description	2007	2006

Audit Fees	$660,750	$763,304
Audit-Related Fees	$17,490	$374,777
Tax Fees	$1,220	$157,912
All Other Fees	$0	$0

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by BK, and actively monitors the relationship between audit and non-audit services provided by BK.  The audit committee concluded that all services rendered during the years ended December 31, 2006 and 2007, by BK were consistent with maintaining their respective independence.  As a matter of policy, we will not engage our primary independent registered public accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting.  The policy also includes limits on hiring partners of, and other professionals employed by, BK to ensure that the SEC’s auditor independence rules are satisfied.

Under the policy, the audit committee must pre-approve all services provided by our independent registered public accountants and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service.  During the year, the committee will periodically monitor the levels of fees charged by BK and compare these fees to the amounts previously approved.  The audit committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

BK has served as our independent registered public accountants for our two most recent fiscal years. Since they were first engaged on September 29, 2004, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or audition scope or procedure.

AUDIT COMMITTEE REPORT

The following Report of the Audit Committee, and the Compensation Committee Report included above, do not constitute soliciting material and will not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement or portions thereof into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under such Acts.

The Audit Committee is composed of five Directors who, in the judgment of the Board of Directors, meet the independence requirements of the American Stock Exchange and the Securities and Exchange Commission. The Audit Committee operates under a charter adopted by the Board of Directors. The charter is available in the “Investors” section of the Company’s website at http://www.kowabunga.com. The primary function of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting processes. Management is responsible for the preparation, presentation and integrity of the financial statements, including establishing accounting and financial reporting principles and designing systems of internal control over financial reporting. Our independent auditors are responsible for expressing an opinion as to the conformity of our consolidated financial statements with generally accepted accounting principles and auditing management’s assessment of the effectiveness of internal control over financial reporting.

 The Audit Committee submits the following report pursuant to the Securities and Exchange Commission rules:

•

The Audit Committee has reviewed and discussed with management and with Blackman Kallick, LLP (“BK”), the Company’s independent registered public accounting firm, the audited and consolidated financial statements of the Company for the year ended December 31, 2007 (the “2007 Financial Statements”).

•

BK has advised the management of the Company and the Audit Committee that it has discussed with them all the matters required to be discussed by Statement of Auditing Standards No. 61, as modified, which include among other items, matters related to the conduct of the audit of the 2007 Financial Statements.

•

The Audit Committee has received from BK the written disclosures and the letter required by Independence Standards Board Standard No. 1 (which relates to the auditor’s independence from the Company and its related entities) and has discussed BK’s independence with them.

Based upon the aforementioned review, discussions and representations of BK, and the unqualified audit opinion presented by BK on the 2007 Financial Statements, the Audit Committee recommended to the Board of Directors that the 2007 Financial Statements be included in the Company’s Annual Report on Form 10-K, for the 2007 fiscal year.

AUDIT COMMITTEE MEMBERS:
Alex White (Chairman)
Robert T. Geras
George Mellon
Joshua Metnick
Patrick W. Walsh

+ Joined the audit committee in June 2007

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2008.

THINK PARTNERSHIP INC.
(Registrant)

By:	/s/ Stanley P. Antonuk
Stanley P. Antonuk,
Chief Executive Officer (Principal Executive Officer)

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

10.30	First Amendment to Agreement entered into August 10, 2006, to be effective as of July 1, 2006, by and between Think Partnership Inc., and James Banks.(22)

10.31	Employment Agreement, effective as of September 5, 2006, by and between Think Partnership Inc. and Jody Brown.(23)

10.32	Amended and Restated Loan Agreement by and between Wachovia Bank, National Association and the Company, dated February 27, 2008. (27)

10.33	Amended and Restated Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated February 27, 2008. (27)

10.34	Amended and Restated Revolving Credit Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.35	Amended and Restated Term Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.36	Separation Agreement dated April 24, 2008 between Scott Mitchell and Think Partnership Inc. (29)

10.37	Separation Agreement dated April 24, 2008 between Scott Mitchell and Think Partnership Inc. (29)

16.1	Letter from Poulos & Bayer, dated August 26, 2004, regarding change in auditors. (1)

16.2	Letter from Poulos & Bayer, dated September 8, 2004, regarding change in auditors. (5)

18.1	Preferability Letter for Change in Accounting Policy (28)

21.1	List of Subsidiaries.(28)

23.1	Consent of Blackman Kallick LLP.(28)

31.3	Certification by Stanley P. Antonuk, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.3	Certification by Stanley P. Antonuk, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.4	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Press Release, dated March 29, 2007, announcing 4th Quarter and FY2006 Financial Results. (28)

1	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

3	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

4	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

5	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

6

Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

7	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (SEC File No. 001-32442).

8	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005 (SEC File No. 033-19980-D).

9	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 033-19880-D).

10	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005 (SEC File No. 033-19880-D).

11	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005 (SEC File No. 033-19980-D).

12	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005 (SEC File No. 001-32442).

13	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005 (SEC File No. 001-32442).

14	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 (SEC File No. 001-32442).

15	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006 (SEC File No. 001-32442).

16	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

17	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

18	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006 (SEC File No. 033-19980-D).

19	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006 (SEC File No. 001-32442).

20	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006 (SEC File No. 001-32442).

21	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006 (SEC File No. 001-32442).

22	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 001-32442).

23	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (SEC File No. 001-32442).

24	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007 (SEC File No. 001-32442).

25	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007 (SEC File No. 001-32442).

26	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008 (SEC File No. 001-32442).

27	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (SEC File No. 001-32442).

28	Previously filed.

29	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008 (SEC File No. 001-32442).

*	Filed herewith