Form 10-Q
period 2008-03-31
THINK PARTNERSHIP INC
filed 2008-05-08
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Think Partnership Inc.

 (Exact name of registrant as specified in its charter)

———————

Nevada	001-32442	87-0450450
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760

(Address of Principal Executive Office) (Zip Code)

(727) 324-0046

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer		X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2008, 67,048,950 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC.

Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.

 Financial Statements.

Item 2.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk.

Item 4.

 Controls and Procedures.

Part II.

OTHER INFORMATION

Item 1.

 Legal Proceedings.

Item 1A.

 Risk Factors.

Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.

 Defaults Upon Senior Securities.

Item 4.

 Submission of Matters to a Vote of Security Holders.

Item 5.

 Other Information.

Item 6.

 Exhibits.

SIGNATURES

PART I.   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

THINK PARTNERSHIP INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	“Unaudited”
Assets
Current Assets
Cash and Cash Equivalents	$275,773	$2,578,246
Restricted Cash	1,589,893	1,668,302
Accounts Receivable net of allowance for doubtful accounts of $442,339 and $383,545	15,655,068	13,705,554
Unbilled Revenue	679,027	601,898
Refundable Corporate Income Taxes	436,522	436,522
Prepaid Expenses and Other Current Assets	1,032,151	749,781
Total Current Assets	19,668,434	19,740,303
Equipment and Software, net	4,579,441	4,679,541
Other Assets
Goodwill	77,887,798	79,799,635
Intangible Assets	15,055,446	16,522,212
Other Assets	1,150,771	383,822
Total Other Assets	94,094,015	96,705,669
Total Assets	$118,341,890	$121,125,513

	March 31, 2008	December 31, 2007
	“Unaudited”
Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable –Current Portion	$1,567,561	$1,301,537
Note Payable – Related Party	27,365	37,326
Accounts Payable	7,581,276	5,823,294
Deferred Revenue	981,022	1,274,177
Deferred Tax Liability	619,207	470,205
Accrued Expenses	2,416,230	2,385,723
Total Current Liabilities	13,192,661	11,292,262

Long-Term Liabilities	13,146,171	14,188,265

Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares — 69,795,024 as of March 31 and 70,295,024 as of December 31
Outstanding Shares — 67,048,950 as of March 31 and 67,646,350 as of December 31	69,795	70,295
Additional Paid in Capital	105,698,653	106,524,393
Accumulated Deficit	(13,547,759)	(11,245,536)
Accumulated Other Comprehensive Income	736,406	1,139,715
Treasury Stock	(954,037)	(843,881)
Total Shareholders’ Equity	92,003,058	95,644,986
Total Liabilities and Shareholders’ Equity	$118,341,890	$121,125,513

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (“Unaudited”)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31
	2008	2007
Net Revenue	$21,041,575	$17,661,284
Cost of Revenue	12,527,300	8,335,314
Gross Profit	8,514,275	9,325,970
Operating Expenses
Selling, General and Administrative	9,598,293	8,962,062
Impairment of Intangible Assets	1,187,800	0
Amortization of Purchased Intangibles	1,040,257	1,028,315
Loss from Operations	(3,312,075)	(664,407)
Other Income(Expenses)
Interest Income	7,186	21,148
Interest Expense	(217,169)	(225,469)
Other Income, Net	0	54,086
Loss before Income Tax Benefit	(3,522,058)	(814,642)
Income Tax Benefit	(1,219,835)	(287,401)
Net Loss	(2,302,223)	(527,241)
Accretion of Redeemable Preferred	0	(135,527)
Net Loss allocable to common shareholders	$(2,302,223)	$(662,768)

Net Loss Per Common Share
Basic	$(0.03)	$(0.01)
Fully Diluted	$(0.03)	$(0.01)

Weighted Average Shares(Basic)	67,100,653	65,646,865
Weighted Average Shares(Fully Diluted)	67,100,653	65,646,865

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (“Unaudited”)

Three Months Ended March 31, 2008

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
January 1, 2008	67,646,350	$70,295	$106,524,393	$(11,245,536)	$1,139,715	$(843,881)	$95,644,986

Adjustment for Contingent Shares – see footnote 6	(500,000)	(500)	(999,500)				(1,000,000)

Purchases of Treasury Stock	(97,400)					(110,156)	(110,156)

Other Comprehensive Income
Unrealized Gain on Securities					(3,712)		(3,712)
Fair Value adjustment for Derivatives					(78,403)		(78,403)
Foreign Currency Translation					(321,194)		(321,194)

Stock Based Compensation Expense (FAS123R)			173,760				173,760

Net Loss, March 31, 2008				(2,302,223)			(2,302,223)

Balance at March 31, 2008	67,048,950	$69,795	$105,698,653	$(13,547,759)	$736,406	$(954,037)	$92,003,058

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

	2008	2007
Operating Activities
Net Loss	$(2,302,223)	$(527,241)
Adjustments to reconcile Net Loss to net cash (used in) provided by operating activities:
Depreciation and Amortization	2,370,316	2,019,064
Impairment of Intangible Assets	1,187,800	0
Provision for Doubtful Accounts	467,519	17,953
Deferred Taxes	(1,219,844)	(287,370)
Stock Based Compensation	173,760	280,320
Excess Tax Benefits from Stock-Based Compensation	0	(69,212)
Other	(7,778)	(18,964)
Change in operating assets and liabilities:
Restricted Cash	78,409	(202,782)
Accounts Receivable	(1,620,971)	1,498,720
Prepaid Expenses and Other Assets	(1,994,219)	(241,276)
Refundable Corporate Income Taxes	0	211,628
Accounts Payable	1,758,982	(926,070)
Deferred Revenue	(293,155)	(195,674)
Other Accrued Expenses and Current Liabilities	(56,315)	260,769
Net cash (used in) provided by operating activities	(1,457,719)	1,819,865

Investing Activities
Purchases of equipment and software	(433,240)	(342,330)
Purchase of Names Database	(892,508)	(720,984)
Other Investing Activities	0	(37,742)
Net cash used in investing activities	(1,325,748)	(1,101,056)

Financing Activities
Principal Payments Made on Installment Notes Payable	(11,567)	(219,278)
Net Proceeds from Line of Credit	603,022	0
Proceeds from Equity Transactions, net of issuance costs	0	143,878
Treasury Shares Repurchased	(110,156)	0
Excess Tax Benefits from Stock-Based Compensation	0	69,212
Dividends Paid on Redeemable Preferred	0	(279,917)
Net cash provided by (used in) financing activities	481,299	(286,105)
Effect of exchange rate changes on cash and cash equivalents	(305)	4,011
Net Change – cash and cash equivalents	(2,302,473)	436,715
Cash and cash equivalents balance, January 1	2,578,246	3,031,487
Cash and cash equivalents balance, March 31	$275,773	$3,468,202

Supplemental Information
Interest Paid	$216,983	$225,469
Income Taxes Paid (Refunded), Net	$11,454	$(167,493)

NonCash Investing and Financing Activities

None

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Think Partnership Inc.
Footnotes to Consolidated Financial Statements (“Unaudited”)
March 31, 2008 and 2007

Note 1 – Accounting Policies

The significant accounting policies of Think Partnership Inc., d/b/a Kowabunga!® Inc, (the “Company”) are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed consolidated financial statements for the interim periods ended March 31, 2008 and 2007, include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Interest Rate Swap Agreement

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149.  This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our derivative qualifies as a cash flow hedge. Therefore, the effective portion of the derivative fair value change is recorded through other comprehensive income, a component of stockholders’ equity.

Note 2 – Goodwill and Intangible Assets

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

During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments.  As a result of the consolidation our network segment, which previously contained four separate reporting units, was consolidated into one operating unit.  The goodwill associated with the consolidated operating unit was tested for impairment at December 31, 2007.  Also as a result of the consolidation our direct segment, which previously contained six reporting units was consolidated into three reporting units containing similar economic characteristics.   The goodwill associated with our online education reporting unit was tested for impairment on June 30, 2007.  The goodwill associated with our internal offers reporting unit and our lead generation reporting unit were tested for impairment on December 31, 2007.  Our advertising segment still consists of two reporting units based on their geographic region.  The goodwill associated with the reporting unit based in the United Kingdom was tested for impairment during the current quarter and the goodwill associated with our domestic reporting unit was tested for impairment on December 31, 2007.  The Company determined that it did not have an impairment of goodwill associated with any of these acquisitions with the exception of the United Kingdom based reporting unit within our Advertising segment.

The Company’s operations in the United Kingdom included pay-per-click management services that were performed under the name Web Diversity, Ltd (“Web Diversity”).  In April of 2008 the Company decided that it was no longer a viable business opportunity and therefore decided to cease any attempts to expand its pay-per-click business.  The Company has decided to use its presence in the United Kingdom to attempt to expand its affiliate business.  Due to the change, the Company determined that the intangible assets related to the acquisition of Web Diversity in April of 2006 were impaired as the Company believed the future cash flows from the remaining clients was insufficient to support their carrying values.  The Company has therefore taken a charge for the full carrying value of the intangibles relating to the employment agreements, supplier relations and tradenames associated with the reporting unit.  The Company has also taken a charge for the value of the goodwill in excess of the carrying value of the contingent shares (see footnote 6). The total impairment charges related to foreign operations was $1,114,222.  The Company also took goodwill impairment charges domestically totaling $73,578. These charges were related to goodwill associated with domestic search engine enhancement services.  The Company has ceased soliciting new business in this area.

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives.

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets.  During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets, by segment, as of March 31, 2008:

Network Segment
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$785,300	$239,711
Customer Relations	5 Years	3,400,000	1,908,889	1,491,111
Website Code and Development	5 Years	4,210,000	1,795,229	2,414,771
Trademarks	Indefinite	590,000	-	590,000
Goodwill		18,519,088	-	18,519,088
Totals		$27,744,099	$4,489,418	$23,254,681

Direct Segment
	Term	Initial Value	Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$1,509,000	$5,938	$764,753	$750,185
Names Database (1)	1-2 Years	8,182,157	-	5,358,433	2,823,724
Customer Relations	5 Years	495,000	-	257,883	237,117
Software	5 Years	3,235,584	88,822	1,690,156	1,634,250
Client Lists	7 Years	416,000	-	202,738	213,262
Vendor Relations	3 Years	2,682,000	-	1,038,194	1,643,806
Reference Materials	4 Years	571,000	-	386,615	184,385
Tradenames	Indefinite	932,000	47,791	-	979,791
Goodwill		55,131,599	712,587	-	55,844,186
Totals		$73,154,340	$855,138	$9,698,772	$64,310,706

Advertising Segment
	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$725,000	$(102,374)	$522,313	$100,313
Customer Relations	8 Years	1,890,000	-	767,813	1,122,187
Supplier Relations	3 Years	28,000	(10,832)	17,168	0
Software Tools	5 Years	175,000	-	134,167	40,833
Trademarks	Indefinite	941,000	(351,000)	-	590,000
Goodwill (2)		4,252,863	(728,339)	-	3,524,524
Totals		$8,011,863	$(1,192,545)	$1,441,461	$5,377,857

Company Totals
	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Goodwill	$77,903,550	(15,752)	$-	$77,887,798
Indefinite Life Intangibles	2,463,000	(303,209)	-	2,159,791
Other Intangibles	28,543,752	(18,446)	15,629,651	12,895,655

(1)  Amortization of Names Database included in cost of revenue.

(2)  See Note 6.

The Company’s amortization expense over the next five years is as follows:

2008	$4,758,224
2009	4,477,395
2010	2,569,221
2011	854,565
2012	236,250
Thereafter	0
Total	$12,895,655

Note 3 – Other Current Liabilities and Accrued Expenses

The other current liabilities and accrued expenses consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accrued Expenses	$773,316	$646,631
Accrued Affiliate Payments	584,904	652,973
Accrued Payroll Liabilities	720,052	441,824
Sales Taxes	109,475	91,205
Client Prepaid Media Buys	148,775	164,509
Other	79,708	388,581
Total	$2,416,230	$2,385,723

Note 4 - Long Term Liabilities

The long term liabilities consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Note Payable – Net of Current Portion	$11,436,461	$11,099,463
Deferred Income Tax Liability	1,125,659	2,494,539
Deferred Rent	408,125	391,390
Other	175,926	202,873
Total	$13,146,171	$14,188,265

Note 5 - Derivatives and Hedging Transactions

In the normal course of business, the Company is exposed to the impact of interest rate changes. The Company limits these risks by following established risk management policies and procedures, including the use of derivatives. Derivatives are used to align rate movements associated with its financing debt and manage the related cost of debt. The Company does not use derivative financial instruments for purposes other than hedging underlying commercial or financial exposures of the Company.

The Company has entered into an interest swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt.  At March 31, 2008, the Company had outstanding an interest rate swap agreement with Wachovia Bank N.A. (Wachovia), having a total notional amount of $5,000,000. This agreement effectively changes the Company’s interest rate exposure on its $5,000,000 floating rate note due February 15, 2011 to a fixed interest rate of 5.9%. The interest rate swap agreement matures at the time the related note matures. The Company is exposed to credit loss in the event of nonperformance by Wachovia in the interest rate swap agreement; however, the Company does not anticipate nonperformance and the related note is held by Wachovia. The Company has designated its interest rate swap as a cash flow hedge for accounting purposes. As a result, changes in the fair value of the swap are recorded as a component of other comprehensive income.  At March 31, 2008, a loss of approximately $78.4 thousand was recorded in Other Comprehensive Income and is included in other long-term liabilities.

Changes in fair value on interest rate swaps are initially recorded in Other Comprehensive Income (Loss); they are subsequently reclassified to interest expense in the same period in which the variable cash flows affect earnings. Any ineffectiveness in the hedging relationship is recognized immediately in earnings. For the period ending March 31, 2008, there were no gains or losses recognized in earnings due to hedge ineffectiveness because the hedge was effective.

Note 6 – Adjustment for Contingent Shares

In April of 2006 the Company completed the acquisition of Web Diversity.  As part of the acquisition the Company issued 500,000 shares to the former shareholder of Web Diversity.  These shares were held in escrow pending certain performance goals to be reached over the following three year period.  At the time of the acquisition the Company incorrectly applied SFAS 141, “Business Combinations” (SFAS 141) as it related to the shares that were held in escrow.  The Company believed that the release of the shares held in escrow was probable at the time of acquisition; however, it could not be determined beyond a reasonable doubt as stated in paragraph 26 of SFAS 141.  The Company based this assumption on its extremely successful domestic pay-per-click business model and viewed the market in the United Kingdom as being poised for similar growth.  The Company has followed guidance from FASB 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” and SAB 108, Section N “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in considering the proper presentation and disclosures in our current filings.  The Company determined that the effect of the improper application was immaterial to the Company’s financial statements and therefore the Company has elected to modify the current quarter presentation.

Note 7 - Stock-based compensation plans

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

As of March 31, 2008, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of March 31, 2008, we had 7.5 million shares available for grant under our 2005 Long-Term Incentive Plan.

The fair value of restricted stock units and the fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company recorded stock-based compensation expense for equity incentive plans of $173,760 and $280,320 for the three months ended March 31, 2008 and 2007.

At March 31, 2008, the aggregate intrinsic value of all outstanding options was $485,954 with a weighted average remaining contractual term of 6.25 years, of which 1,697,980 of the outstanding options are currently exercisable with an aggregate intrinsic value of $485,954, a weighted average exercise price of $1.73 and a weighted average remaining contractual term of 6.10 years.  The total intrinsic value of options exercised during the three months ended March 31, 2008 was $0.  The total compensation cost at March 31, 2008 related to non-vested awards not yet recognized was $1,181,789 with an average expense recognition period of 2.10 years.  The total intrinsic value of options exercised during the three months ended March 31, 2007 was $1,734,518.

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

The following table summarizes information about stock options activity during the three months ended March 31, 2008 and 2007 respectively.

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	3,604,647	$1.86	4,092,982	1.70
Granted	0	$0.00	80,000	$2.95
Forfeited or Expired	(23,500)	$2.44	(506,235)	$2.64
Exercised	0	$0.00	(561,950)	$0.13
Outstanding, End of Period	3,581,147	$1.86	3,104,797	$1.86
Exercisable, End of Period	1,697,980	$1.73	1,164,797	$1.07

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 and 2007 were $0.00 and $1.66, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the three months ended March 31, 2008 and 2007 was $0 and $162,336, respectively.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted was estimated assuming the following weighted averages:

	2008	2007
Expected Life(in years)	N/A	3.50
Volatility	N/A	0.77
Risk Free Interest Rate	N/A	4.45%
Dividend Yield	N/A	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Warrants Outstanding

As of March 31, 2008, the Company has outstanding warrants for the potential issuance of 8,345,452. These warrants were primarily issued in connection with private placements and debt issuances. Exercise prices range from $1.00 to $4.00.

Note 8 – Income Taxes

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Company’s 2004 income tax return was reviewed by the Internal Revenue Service.  No material items were discovered and the review was finalized in 2006.  The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2007.

Note 9 - Net (Loss) Income Per Common Share.

Net income per share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and fully diluted earnings per share:

	2008	2007
Denominator – Shares
Basic weighted-average shares	67,100,653	65,646,865
Stock Options and other contingently issuable shares	506,929	4,500,213
Antidilutive stock options and contingently issuable shares	(506,929)	(4,500,213)
Fully Diluted weighted-average shares	67,100,653	65,646,865

Note 10 - Impact of New Accounting Standards Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a significant effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.   The adoption of SFAS No. 159 did not have a significant effect on the Company’s consolidated financial statements

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

Note 11 - Accounting for Contingent Consideration

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

As of March 31, 2008, there are no liabilities under any other earnout agreements.

In addition, the former shareholders of the above acquisitions were granted a total of 955,000 options which were allocated to the purchase price.

(1)   The number of shares is dependent on future prices of the Company’s common stock.

(2)   Value of shares is dependent on future prices of the Company’s common stock.

Note 12 – Subsequent Events

Effective as of April 24, 2008, the Company and Scott P. Mitchell entered into a Separation Agreement and a Consulting Agreement, pursuant to which Mr. Mitchell resigned as a member of its Board of Directors, effective April 24, 2008. On April 18, 2008, Mr. Mitchell resigned his position as the Chief Executive Officer and President of the Company.

Pursuant to the Agreements, the Company granted Mr. Mitchell, under the Company’s 2005 Long Term Incentive Plan, 400,000 unrestricted shares of the Company’s common stock, $.001 par value per share, in consideration for providing consulting services to the Company for six months.  Mr. Mitchell’s Employment Agreement with the Company, dated August 3, 2006, was terminated.  All of his options and warrants received directly from the Company, whether vested or unvested, were forfeited.  Mr. Mitchell had a total of 725,000 options and warrants with exercise prices ranging from $1.69 to $2.40 per share.  Mr. Mitchell and the Company exchanged releases.  Mr. Mitchell agreed not to sell more than 50,000 shares of  the stock grant he received under the Agreements in any weekly period on the open market, and for 12 months he agreed not  to engage in any business that competes with the Company in the U.S. and in  certain foreign jurisdictions or solicit any of the Company’s employees or customers.

On May 5, 2008, the Company ceased any attempts to expand its Pay-Per-Click business in the United Kingdom.

Note 13 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, the Company consolidated its Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Operating Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had three operating segments as of March 31, 2008: network, direct and advertising.  The Company evaluates the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment
	Three months ended March 31
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$9,705,337	46.13	$3,574,126	20.24
Direct	8,105,622	38.52	9,524,904	53.93
Advertising	3,651,336	17.35	4,655,886	26.36
Elimination	(420,720)	(2.00)	(93,632)	(0.53)
Total Revenue	$21,041,575	100.00	$17,661,284	100.00

Gross Profit by Industry Segment
	Three Months Ended March 31
Segment	2008	2007
Network	$3,174,539	$2,603,397
Direct	4,607,352	5,311,709
Advertising	897,412	1,445,771
Elimination	(165,028)	(34,907)
Total	$8,514,275	$9,325,970

(Loss) Income before Income Taxes by Industry Segment
	Three Months Ended March 31
Segment	2008	2007
Network	$436,657	$547,893
Direct	214,849	758,367
Advertising	(1,836,892)	(354,227)
Corporate	(2,336,672)	(1,766,675)
Total	$(3,522,058)	$(814,642)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our 2007 Form 10-K filed with the Securities and Exchange Commission on March 31, 2008. The “Risk Factors’ described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely effect our business, financial condition and/or operating results.   The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class marketing and technology solutions to businesses and individuals. Our business is organized into three segments:  Network, Direct, and Advertising.

We were incorporated in the State of Nevada in October 1987. As of April 21, 2008 we employed, through our operating subsidiaries, 234 persons. Our principal executive offices are located at 15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760. Our telephone number is (727) 324-0046. The address of our website is www.kowabunga.com.

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

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149.  This standard requires us to recognize all derivatives on the balance sheet at fair value. Our derivative qualifies as a cash flow hedge.  Therefore, the effective portion of the derivative fair value change is recorded through other comprehensive income, a component of stockholders’ equity.

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

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2008 and December 31, 2007 were approximately $0.3 million and $2.6 million, respectively.  Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.  Our cash deposits exceeded FDIC-insured limits by approximately $0.1 million at various financial institutions.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles.  As of March 31, 2008, the cash portion of these potential contingent payments totaled approximately $14.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2009 through the first quarter of 2010. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

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

Cash used or provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation, impairment of assets and changes in working capital. Cash used by operating activities for the three months ended March 31, 2008 of approximately $1.5 million consisted primarily of net loss of approximately $2.3 million adjusted for non-cash items of $3.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, impairment of assets, deferred income taxes and approximately $2.1 million used by working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2007 of approximately $1.8 million consisted primarily of a net loss of approximately $0.5 million adjusted for non-cash items of approximately $1.9 million, including depreciation and amortization of intangible assets, allowance for doubtful accounts, stock-based compensation and deferred income taxes, and approximately $0.4 million provided by working capital and other activities.

We used approximately $1.3 million and $1.1 million in investing activities during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007 we used approximately $0.4 million and $0.3 million respectively to acquire equipment and software. We used approximately $0.9 million and $0.7 million during the three months ended March 31, 2008 and 2007 to acquire data for our direct division

We generated approximately $0.5 million in financing activities during the three months ended March 31, 2008 as opposed to using approximately $0.3 million in cash from financing activities during the three months ended March 31, 2007.  During the three months ended March 31, 2008 we used approximately $0.1 million to purchase treasury shares while our outstanding debt increased by approximately $0.6 million.  During the quarter ended March 31, 2007 we used approximately $0.2 million to pay down debt and approximately $0.3 million for the payment of dividends due.  We generated approximately $0.1 million from the exercise of stock options during the quarter.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2008 and 2007.

Three Months Ended March 31, 2008 and 2007

Operating Revenues

Operating revenues by business segment are presented below.

	Three months ended March 31
Segment	2008	2007	% Change
Network	$9,705,337	$3,574,126	172%
Direct	8,105,622	9,524,904	(15%)
Advertising	3,651,336	4,655,886	(22%)
Elimination	(420,720)	(93,632)	349%
Total Revenue	$21,041,575	$17,661,284	19%

Revenue for the three months ended March 31, 2008 increased approximately $3.4 million to approximately $21.0 million from the same period in the prior fiscal year.

Revenue from our Network segment increased by approximately $6.1 million to approximately $9.7 million for the three months ended March 31, 2008.  Our search network contributed approximately $5.5 million in revenue during the current quarter, an increase of approximately $4.2 million over the prior year.  Revenues from our affiliate networks were approximately $3.9 million compared to approximately $2.1 million for the same period a year ago, an increase of approximately $1.8 million.  Revenue from hosting remained constant from year to year at approximately $0.3 million.

Revenue from our Direct segment contributed approximately $8.1 million during the three months ended March 31, 2008 a decrease of approximately $1.4 million from the previous year.  Revenue from online memberships contributed approximately $5.3 million during the first three months of 2008 as compared to the prior year total of approximately $7.4 million. Revenue from our Baby to Bee property contributed approximately $2.5 million during the three months ended March 31, 2008, as compared to approximately $1.8 million last year.  Revenue from our online education properties contributed approximately $0.4 million, a slight increase over last year.

Revenue from our Advertising segment was approximately $3.7 million for the three months ended March 31, 2008, a decrease of approximately $1.0 million compared to the same period last year.  Search engine enhancement revenue decreased by approximately $0.6 million to approximately $0.1 million during the current year as compared to last year. Revenue from traditional offline advertising services has increased by approximately $0.4 million to approximately $2.3 million during the current year.  This was offset by decreased paid search revenue of approximately $0.8 million derived from our foreign operations. Revenue from paid search totaled approximately $1.3 million during the three months ended March 31, 2008.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended March 31
Industry Segment	2008	2007
Network	$3,174,539	$2,603,397
Direct	4,607,352	5,311,709
Advertising	897,412	1,445,771
Elimination	(165,028)	(34,907)
Total Gross Profit	$8,514,275	$9,325,970

The gross profits for the three months ended March 31, 2008 were approximately $8.5 million, 40% of revenue.  In contrast the gross profits for the equivalent period in 2007 were approximately $9.3 million, 53% of revenue.

Gross profit from our Network segment for the three months ended March 31, 2008 was approximately $3.2 million, 33% of revenue compared to approximately $2.6 million or 73% of revenue for the three months ended March 31, 2007.  Gross profit from our affiliate networks contributed approximately $1.4 million during the three months ended March 31, 2008, or 35% of revenue.  This was a decrease of $0.6 million from prior year in which our gross profit was approximately $2.0 million, or 95% of revenue.  The sharp decline in gross margin is a result of a change in our business model in which we are taking the primary position in our traffic.  Gross profit from our search network contributed approximately $1.6 million, 29% of revenue, during the three months ended March 31, 2008, an increase of $1.1 million from the prior years first quarter total of approximately $0.4 million, or 35% of revenue.

Gross profit from our Direct segment for the three months ended March 31, 2008 was approximately $4.6 million, 57% of revenue compared to approximately $5.3 million or 56% of revenue for the three months ended March 31, 2007.

Gross profit from our Advertising segment for the three months ended March 31, 2008 was approximately $0.9 million, 25% of revenue compared to approximately $1.4 million or 31% of revenue for the three months ended March 31, 2007.  Gross profit from our search engine enhancement services decreased by approximately $0.3 million for the three months ended March 31, 2008 as compared to the same period last year.  We are currently recognizing very little revenue and gross margin from this revenue source and do not foresee any future increases.  These types of services had historically produced gross margins of approximately 66%.  Our traditional offline marketing services produce gross margins of approximately 35% while our paid search margins are approximately 15%.

Selling, General and Administrative Expenses

	Three months ended March 31
Industry Segment	2008	2007
Network	$2,283,883	$1,606,442
Direct	3,924,351	4,102,837
Advertising	1,434,750	1,693,260
Corporate	2,120,337	1,594,430
Elimination	(165,028)	(34,907)
Total Selling, General & Administrative Expenses	$9,598,293	$8,962,062

Selling, general and administrative expenses were approximately $9.6 million, 46% of revenue for the three months ended March 31, 2008.  For the same period last year, these expenses totaled approximately $9.0 million, 51% of revenue.

Selling, general and administrative expenses in our Network segment for the three months ended March 31, 2008 were approximately $2.3 million, 24% of revenue as compared to approximately $1.6 million, 45% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment as well as the revenue increases described previously.  In our Direct segment, selling general and administrative expenses were approximately $3.9 million, 48% of revenue as compared to approximately $4.1 million, 43% of revenue for the same period last year. The revenue mix from this segment has shifted over the last year to higher margin sources causing a decrease in these expenses as a percentage of revenue.  Selling, general and administrative expenses in our Advertising segment were approximately $1.4 million, 39% of revenue as compared to approximately $1.7 million, or 36% of revenue for the prior year.  The increase in these expenses as a percentage of revenue is a result of decreasing revenue in our foreign operations that is outpacing organizational cuts.  Corporate overhead expenses increased to approximately $2.1 million from approximately $1.6 million for the three months ended March 31, 2008 and 2007 respectively.  The increase was mainly attributable to increased professional fees expenses relating to SOX 404 compliance as well as increased corporate payroll costs during the first quarter of 2008.

Amortization of purchased intangibles was approximately $1.0 million for the three months ended March 31, 2008 and 2007.

Interest expense for the three months ended March 31, 2008 and 2007 was approximately $0.2 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

For the three months ended March 31, 2008 we incurred impairment charges of approximately $1.2 million in relation to the write down of the carrying value of our foreign operations.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $2.3 million, $0.03 per share, and $0.7 million, $0.01 per share, for the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2007 we incurred a charge of approximately $0.1 million for dividends and accretion of redeemable preferred stock.

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, we consolidated our Direct and Consumer Services segments under one Executive Officer. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had three operating segments as of March 31, 2008: network, direct and advertising.  We evaluate the performance of each segment using pre-tax income or loss from continuing operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  We currently only track certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segments.

Net Revenue by Industry Segment
	Three months ended March 31
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$9,705,337	46.13	$3,574,126	20.24
Direct	8,105,622	38.52	9,524,904	53.93
Advertising	3,651,336	17.35	4,655,886	26.36
Elimination	(420,720)	(2.00)	(93,632)	(0.53)
Total Revenue	$21,041,575	100.00	$17,661,284	100.00

Gross Profit by Industry Segment
	Three Months Ended March 31
Segment	2008	2007
Network	$3,174,539	$2,603,397
Direct	4,607,352	5,311,709
Advertising	897,412	1,445,771
Elimination	(165,028)	(34,907)
Total	$8,514,275	$9,325,970

(Loss) Income before Income Taxes by Industry Segment
	Three Months Ended March 31
Segment	2008	2007
Network	$436,657	$547,893
Direct	214,849	758,367
Advertising	(1,836,892)	(354,227)
Corporate	(2,336,672)	(1,766,675)
Total	$(3,522,058)	$(814,642)

Subsequent Events

Effective as of April 24, 2008, we entered into a Separation Agreement and a Consulting Agreement with Scott P. Mitchell, pursuant to which Mr. Mitchell resigned as a member of our Board of Directors, effective April 24, 2008.

On April 18, 2008, Mr. Mitchell resigned his position as our Chief Executive Officer and President.

Pursuant to the Agreements, we granted Mr. Mitchell, under our 2005 Long Term Incentive Plan, 400,000 unrestricted shares of our common stock, $.001 par value per share, in consideration for providing consulting services for six months.  Mr. Mitchell’s Employment Agreement, dated August 3, 2006, was terminated.  All of his options and warrants received directly from us, whether vested or unvested, were forfeited.  Mr. Mitchell had a total of 725,000 options and warrants with exercise prices ranging from $1.69 to $2.40 per share.  We exchanged mutal releases with Mr. Mitchell.  Mr. Mitchell agreed not to sell more than 50,000 shares of  the stock grant he received under the Agreements in any weekly period on the open market, and for 12 months he agreed not  to engage in any business that competes with us in the U.S. and in  certain foreign jurisdictions or solicit any of the our employees or customers.

On May 5, 2008, we ceased any attempts to expand our Pay-Per-Click business in the United Kingdom.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates to the fact that some of our debt consists of variable interest rate loans.  We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. We also use derivative financial instruments to help manage our interest rate risk.  Effective February 27, 2008, we entered into a floating to fixed rate interest rate swap agreement with Wachovia Bank for an aggregate notional amount of $5,000,000 to limit our exposure to interest rate increases related to our floating rate indebtedness.  The swap will terminate on February 15, 2011 when the related note matures.

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next two years are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 based on debt outstanding at March 31, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010	2011
Fixed Rate Debt	$1,326,510	$1,648,970	$1,749,768	$302,117
Weighted average interest rate	5.92%	5.90%	5.90%	5.90%

Variable rate debt	--	--	--	$8,004,022
Weighted average interest rate	--	--	--	5.20%

The table above does not reflect indebtedness incurred after March 31, 2008.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, approximately 2% of our consolidated revenue and costs are denominated in British Pounds. As a result, we are exposed to foreign exchange risk as our results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and British Pounds. If the British Pound depreciates against the U.S. Dollar, the amount of our foreign income and expenses expressed in our U.S. Dollar financial statements will be affected. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Our foreign operations are currently a nominal part of our income and expenses.  However, if the US Dollar weakens against the British Pound and we incur further losses in our foreign operations this could have an adverse affect on our financial statements.

Item 4.

Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

During the quarter ended March 31, 2008, our management made the following changes to our internal control over financial reporting:

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

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

None

(b)

None

(c)  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	17,800	$1.21	17,800	$4,978,425
February 2008	57,000	$1.15	57,000	$4,912,865
March 2008	22,600	$1.02	22,600	$4,889,844
Totals	97,400	$1.13	97,400

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

EXHIBIT NO.
31.1	Certification by Stan Antonuk, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification by Stan Antounk, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 8th day of May, 2008.

THINK PARTNERSHIP INC.

By:	/s/ Stan Antonuk
Stan Antonuk Chief Executive Officer

By:	/s/ Jody Brown
Jody Brown
Chief Financial Officer and Treasurer