Form 10-K/A
period 2007-12-31
THINK PARTNERSHIP INC
filed 2008-08-11
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Think Partnership Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”) on March 29, 2008, which included the certifications required pursuant to Rule 13a-14(a) as Exhibits 31.1 and 31.2.  The registrant has amended this filing to include the statements required under #4(b) of Exhibit 31 of Item 601 of Regulation S-K in the attached Exhibits 31.5 and 31.6.

No attempt has been made in this Amendment No. 2 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K or Amendment No. 1 on Form 10-K/A. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K (i.e., occurring after March 29, 2008) or modify or update those disclosures that may be affected by subsequent events. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of Amendment No. 1 on Form 10-K/A (i.e., occurring after April 30, 2008) or modify or update those disclosures that may be affected by subsequent events.  Such subsequent matters, including changes in the Company’s management, are addressed in subsequent reports filed with the SEC.  Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with the Form 10-K and Amendment No. 1 on Form 10 K/A and the registrant’s other filings with the SEC.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of August, 2008.

THINK PARTNERSHIP INC.
(Registrant)

By:	/s/ Stan Antonuk
Stan Antonuk,
Chief Executive Officer

By:	/s/ Jody Brown
Jody Brown,
Chief Financial Officer Principal Accounting Officer

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

3.1	Articles of Incorporation of Registrant, as amended as of February 26, 2004.(3)

3.2	Amendment to Articles of Incorporation filed March 14, 2005. (18)

3.3	Restated By-Laws of Registrant. (9)

3.4	Amended and Restated By-Laws of Think Partnership Inc. (25)

4.1	Form of Warrant to purchase common stock of Registrant for August 2004 offering. (6)

4.2	Form of Warrant to purchase common stock of Registrant for December 6, 2004 offering. (6)

4.3	Form of Registration Rights Agreement by and among Registrant and certain of its shareholders for December 6, 2004 offering. (6)

4.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Think Partnership Inc. (17)

4.5	Registration Rights Agreement dated as of March 20, 2006, by and among Think Partnership Inc. and the schedule of Buyers attached thereto. (17)

4.6	Form of Warrant by and among Think Partnership Inc. and the schedule of Buyers attached to Securities Purchase Agreement. (17)

4.7	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. (24)

4.8	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. (24)

4.9	Rights Agreement by and between Think Partnership Inc. d/b/a Kowabunga! Inc. and Colonial Stock Transfer Company Inc. as Rights Agent Dated as of February 14, 200 (26)

10.1	Lease Agreement, dated November 24, 2003, between Duke Realty Limited Partnership and WebSourced, Inc. (3)

10.2	Agreement, dated April 22, 2005, by and among CGI Holding Corporation, PrimaryAds Merger Sub, Inc., PrimaryAds Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta. (8)

10.3	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Gregory J. Cox. (9)

10.4	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and M. Lewis Finch III. (9)

10.5	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Steven Thanhauser. (9)

10.6	Employment Agreement by and between Webcapades, Inc., PPI Acquisition Sub, Inc. and Paul Widisky. (9)

10.7	Employment Agreement, dated April 22, 2005 by and between Kenneth M. Harlan and PrimaryAds, Inc. (10)

10.8	Agreement by and among the Company, RESO Merger Sub, Inc. (a wholly owned subsidiary of the Company), Real Estate School Online Inc. and Perry Johannesburg, dated July 14, 2005. (11)

10.9	Employment Agreement by and among Real Estate School Online Inc. and Perry Johannesburg, dated July 15, 2005. (11)

10.10	Agreement by and among the Company, Vintacom Acquisition, ULC, Vintacom Holdings, Inc., and the shareholders of Vintacom Holdings, Inc., dated December 2, 2005. (12)

10.11	Employment Agreement by and between Vintacom Acquisition, ULC and Brad Hogg, dated December 2, 2005. (12)

10.12	Confidential Separation Agreement and General Release between S. Patrick Martin, WebSourced, Inc. and CGI Holding Corporation d/b/a Think Partnership Inc. (13)

10.13	Agreement by and among the Company, Morex Merger Sub, LLC, Morex Marketing Group, LLC, Lloyd Ecker, Robert Moore, Tina MacNicholl, and What If Holdings, LLC, dated January 20, 2006. (14)

10.14	Loan Agreement by and between Wachovia Bank, National Association and the Company, dated January 19, 2006. (14)

10.15	Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated January 19, 2006. (14)

10.16	Revolving Credit Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.17	Term Promissory Note, dated January 19, 2006, issued by the Company to the order of Wachovia Bank, National Association. (14)

10.18	Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated January 19, 2006. (14)

10.19	Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of February 17, 2006. (15)

10.20	Amendment No. 1 to Agreement by and among the Company, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of March 17, 2006. (16)

10.21	Securities Purchase Agreement dated as of March 20, 2006 by and among Think Partnership Inc. and the investors listed on the Schedule of Buyers attached thereto. (17)

10.22	Share Purchase Agreement by and among Think Partnership Inc and Jim Banks dated as of April 27, 2006.(19)

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

10.30	First Amendment to Agreement entered into August 10, 2006, to be effective as of July 1, 2006, by and between Think Partnership Inc., and James Banks.(22)

10.31	Employment Agreement, effective as of September 5, 2006, by and between Think Partnership Inc. and Jody Brown.(23)

10.32	Amended and Restated Loan Agreement by and between Wachovia Bank, National Association and the Company, dated February 27, 2008. (27)

10.33	Amended and Restated Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated February 27, 2008. (27)

10.34	Amended and Restated Revolving Credit Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.35	Amended and Restated Term Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.36	Separation Agreement dated April 24, 2008 between Scott Mitchell and Think Partnership Inc. (29)

10.37	Separation Agreement dated April 24, 2008 between Scott Mitchell and Think Partnership Inc. (29)

16.1	Letter from Poulos & Bayer, dated August 26, 2004, regarding change in auditors. (1)

16.2	Letter from Poulos & Bayer, dated September 8, 2004, regarding change in auditors. (5)

18.1	Preferability Letter for Change in Accounting Policy (28)

21.1	List of Subsidiaries.(28)

23.1	Consent of Blackman Kallick LLP.(28)

31.5	Certification by Stanley P. Antonuk, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.6	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.5	Certification by Stanley P. Antonuk, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.6	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Press Release, dated March 29, 2007, announcing 4th Quarter and FY2006 Financial Results. (28)

1	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

3	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

4	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

5	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

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