Form 10-Q
period 2008-06-30
THINK PARTNERSHIP INC
filed 2008-08-11
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-32442

Think Partnership Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15550 Lightwave Drive, 3rd Floor, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (727) 324-0046

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

 Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

As of August 11, 2008, 65,919,244 shares of common stock, $0.001 par value, were outstanding.

THINK PARTNERSHIP INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

THINK PARTNERSHIP INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	“Unaudited”
Assets
Current Assets
Cash and Cash Equivalents	$78,867	$2,578,246
Restricted Cash	1,442,265	1,668,302
Accounts Receivable net of allowance for doubtful accounts of $467,185 and $97,170	7,533,656	8,302,782
Unbilled Revenue	460,762	124,653
Refundable Corporate Income Taxes	436,522	436,522
Prepaid Expenses and Other Current Assets	600,053	217,201
Current Assets of Discontinued Operations	5,051,742	6,412,597
Total Current Assets	15,603,867	19,740,303
Property & Equipment, net	5,607,232	4,679,541
Other Assets
Goodwill	29,921,810	41,229,930
Intangible Assets	8,115,188	9,395,056
Deferred Income Taxes	4,425,295	0
Other Assets	93,999	198,151
Other Assets of Discontinued Operations	13,867,614	45,882,532
Total Other Assets	56,423,906	96,705,669
Total Assets	$77,635,005	$121,125,513

THINK PARTNERSHIP INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(Continued)

	June 30, 2008	December 31, 2007
	“Unaudited”
Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable –Current Portion	$1,600,689	$1,301,537
Note Payable – Related Party	17,235	37,326
Accounts Payable	3,524,116	3,102,229
Deferred Revenue	28,327	41,190
Deferred Income Taxes	544,435	470,205
Accrued Expenses and Other Current Liabilities	1,016,807	1,250,756
Current Liabilities of Discontinued Operations	5,138,048	5,089,019
Total Current Liabilities	11,869,657	11,292,262

Long-Term Liabilities	9,685,900	14,188,265

Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares — 71,425,024 as of June 30 and 70,295,024 as of December 31
Outstanding Shares — 66,294,244 as of June 30 and 67,646,350 as of December 31	71,425	70,295
Additional Paid in Capital	106,099,319	106,524,393
Accumulated Deficit	(48,276,473)	(11,245,536)
Accumulated Other Comprehensive Income	97,787	1,139,715
Treasury Stock – 5,130,780 as of June 30 and 2,648,674 as of December 31	(1,912,610)	(843,881)
Total Shareholders’ Equity	56,079,448	95,644,986
Total Liabilities and Shareholders’ Equity	$77,635,005	$121,125,513

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (“Unaudited”)

Six and Three Months Ended June 30, 2008 and 2007

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Net Revenue	$24,956,827	$11,458,990	$12,846,168	$5,826,967
Cost of Revenue	15,075,507	3,590,132	7,777,882	1,927,182
Gross Profit	9,881,320	7,868,858	5,068,286	3,899,785
Operating Expenses
Selling, General and Administrative	11,536,555	8,960,977	5,769,664	4,503,671
Impairment of Intangible Assets	11,509,957	0	11,509,957	0
Amortization of Purchased Intangibles	1,084,902	1,112,869	522,294	563,281
Loss from Continuing Operations	(14,250,094)	(2,204,988)	(12,733,629)	(1,167,167)
Other Income(Expenses)
Interest Income	5,778	19,362	2,671	35
Interest Expense	(402,503)	(429,999)	(185,591)	(206,611)
Other Income, Net	0	30,718	0	0
Loss from continuing operations before taxes on income	(14,646,819)	(2,584,907)	(12,916,549)	(1,373,743)
Income Tax Benefit	(4,551,885)	(952,018)	(3,946,543)	(502,677)
Net Loss from Continuing Operations	(10,094,934)	(1,632,889)	(8,970,006)	(871,066)
(Loss) Profit from Discontinued Operations net of Tax Benefit (see Note 11)	(26,936,003)	756,966	(25,758,708)	522,384
Net Loss	(37,030,937)	(875,923)	(34,728,714)	(348,682)
Accretion of Redeemable Preferred	0	(135,527)	0	0
Net Loss allocable to common shareholders	$(37,030,937)	$(1,011,450)	$(34,728,714)	$(348,682)

Per Common Share Data:
Basic
Loss from continuing operations	$(0.15)	$(0.03)	$(0.13)	$(0.01)
(Loss) Profit from discontinued operations	(0.40)	0.01	(0.38)	0.01
Loss	$(0.55)	$(0.02)	$(0.51)	$(0.01)
Diluted
Loss from continuing operations	$(0.15)	$(0.03)	$(0.13)	$(0.01)
(Loss) Profit from discontinued operations	(0.40)	0.01	(0.38)	0.01
Loss	$(0.55)	$(0.02)	$(0.51)	$(0.01)

Weighted Average Shares(Basic)	67,438,956	66,590,308	67,777,260	67,523,383
Weighted Average Shares(Diluted)	67,438,956	66,590,308	67,777,260	67,523,383

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(“Unaudited”)

Six Months Ended June 30, 2008

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
January 1, 2008	67,646,350	$70,295	$106,524,393	$(11,245,536)	$1,139,715	$(843,881)	$95,644,986

Adjustment for Contingent Shares	(500,000)	(500)	(999,500)				(1,000,000)

Options Exercised	100,000	100	12,900				13,000

Purchases of Treasury Stock	(122,700)					(124,966)	(124,966)

Stock Based Compensation Expense			85,036				85,036

Settlement Agreement	(2,359,406)					(943,763)	(943,763)

Restricted Stock Units	1,130,000	1,130	148,890				150,020

Separation Agreement	400,000	400	327,600				328,000

Other Comprehensive Income:
Net Loss, June 30, 2008				(37,030,937)			(37,030,937)

Unrealized Gain on Securities					(8,359)		(8,359)
Fair Value adjustment for Derivatives					(9,010)		(9,010)
Foreign Currency Translation					(1,024,559)		(1,024,559)

Comprehensive Income							(38,072,865)

Balance at June 30, 2008	66,294,244	$71,425	$106,099,319	$(48,276,473)	$97,787	$(1,912,610)	$56,079,448

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THINK PARTNERSHIP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

	2008	2007
Operating Activities
Net Loss	$(37,030,937)	$(875,923)
Adjustments to reconcile Net Loss to net cash provided by operating activities:
Depreciation and Amortization	4,685,434	4,105,764
Impairment of Assets	40,611,725	0
Provision for Doubtful Accounts	910,103	83,120
Deferred Taxes	(6,844,302)	(524,054)
Stock Based Compensation	563,056	615,226
Stock Based Settlement	(943,762)	0
Excess Tax Benefits from Stock Option Exercises	0	(212,060)
Other	1,888	51,899
Change in operating assets and liabilities:
Restricted Cash	226,038	(141,645)
Accounts Receivable	330,793	1,356,095
Prepaid Expenses and Other Assets	(380,570)	(555,510)
Refundable Corporate Income Taxes	0	211,628
Accounts Payable	1,617,390	(1,162,665)
Deferred Revenue	(245,166)	(363,339)
Other Accrued Expenses and Current Liabilities	(907,911)	(275,552)
Net cash provided by operating activities	2,593,779	2,312,985

Investing Activities
Purchases of equipment and software	(1,506,624)	(604,442)
Purchase of Names Database	(1,588,804)	(1,573,110)
Other Investing Activities	0	(79,236)
Net cash used in investing activities	(3,095,428)	(2,256,788)

Financing Activities
Principal Payments Made on Installment Notes Payable	(551,535)	(230,413)
Advances from Line of Credit	21,645,038	3,097,000
Payments on Line of Credit	(22,979,000)	(4,844,000)
Proceeds from Equity Transactions, net of issuance costs	13,000	237,678
Treasury Shares Repurchased	(124,966)	0
Excess Tax Benefits from Stock Option Exercises	0	212,060
Dividends Paid on Redeemable Preferred	0	(279,917)
Net cash used in financing activities	(1,997,463)	(1,807,592)
Effect of exchange rate changes on cash and cash equivalents	(267)	17,178
Net Change – cash and cash equivalents	(2,499,379)	(1,734,217)
Cash and cash equivalents balance, Beginning of Period	2,578,246	3,031,488
Cash and cash equivalents balance, End of Period	$78,867	$1,297,271

Supplemental Information
Interest Paid	$429,700	$432,570
Income Taxes Paid (Refunded), Net	$27,707	$(167,493)

NonCash Investing and Financing Activities

The Company purchased equipment totaling $421,134 under capital lease arrangements during the six months ended June 30, 2008.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Think Partnership Inc.

Footnotes to Consolidated Financial Statements (“Unaudited”)

June 30, 2008 and 2007

Note 1 – Accounting Policies

The significant accounting policies of Think Partnership Inc., d/b/a Kowabunga!® Inc, (the “Company”) are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Note 2 - Property and Equipment

The net carrying value of property and equipment at June 30 2008 and December 31, 2007 was:

	June 30, 2008	December 31, 2007
Furniture & Fixtures	$659,206	$641,187
Equipment	1,919,658	1,531,739
Software	2,338,475	2,020,687
Leasehold Improvements	18,548	25,764
Assets Not Yet in Service	1,197,478	0
Subtotal	6,133,365	4,219,377
Less: Accumulated Depreciation and Amortization	1,793,804	1,199,277
Net Property & Equipment from Continuing Operations	$4,339,561	$3,020,100
Net Property & Equipment from Discontinued Operations	$1,267,671	$1,659,441

Note 3 – Goodwill and Intangible Assets

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

During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments.  As a result of the consolidation, our network segment, which previously contained four separate reporting units, was consolidated into one operating unit.   Also as a result of the consolidation our direct segment, which previously contained six reporting units, was consolidated into three reporting units containing similar economic characteristics.    Our advertising segment consisted of two reporting units based on their geographic region.  The goodwill associated with the reporting unit based in the United Kingdom was tested for impairment during the first quarter as the operations of that unit were being discontinued.  The Company determined that it had an impairment of goodwill associated with the United Kingdom based reporting unit within our Advertising segment at that time. During the current quarter the Company made the decision to divest the remaining assets within its Advertising segment as well as two of the units within its Direct Segment.  As a result of the Company’s plan to divest certain assets and due to the recent decline in the Company’s stock price and market capitalization, the Company decided to test all of its reporting units as of June 30, 2008 for impairment. When completing step 1 of the impairment tests for all of the Company’s reporting units the Company determined that the carrying values of five of the Company’s reporting units had indicators of impairment. The Company is currently in the process of completing the step 2 analysis required by SFAS No. 142. During this process the Company determined that the following five reporting units were impaired, internal offers, online dating, domestic advertising, lead generation and our online education properties. Of these five two are included in the Company’s continuing operations with the remaining three included in discontinued operations. The Company is still in the process of completing the step 2 analysis required by SFAS No. 142 and the impairment charges recognized in the second quarter are the Company’s best estimates.  During the current quarter the Company recognized goodwill impairment charges of $11,308,120 and other impairment charges of $201,837 relating to the Company’s continuing operations. Also, the Company recognized goodwill impairment charges of $25,872,756 and other impairment charges of $2,018,674 in relation to reporting units included in discontinued operations.

The Company’s operations in the United Kingdom included pay-per-click management services that were performed under the name Web Diversity, Ltd (“Web Diversity”).  In April of 2008 the Company decided that it was no longer a viable business opportunity and therefore decided to cease any attempts to expand its pay-per-click business.  The Company has decided to use its presence in the United Kingdom to attempt to expand its affiliate business.  Due to the change, the Company determined that the intangible assets related to the acquisition of Web Diversity in April of 2006 were impaired as the Company believed the future cash flows from the remaining clients was insufficient to support their carrying values.  The Company has therefore taken a charge for the full carrying value of the intangibles relating to the employment agreements, supplier relations and tradenames associated with the reporting unit.  The Company has also taken a charge for the value of the goodwill in excess of the carrying value of the contingent shares (see footnote 8).   The total impairment charges related to foreign operations was $1,136,760.  The Company also took impairment charges domestically totaling $73,578. These charges were related to assets associated with domestic search engine enhancement services.  The Company has also ceased soliciting new business in this area.

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Tradenames are not amortized as they are believed to have an indefinite life. Tradenames are reviewed annually for impairment under SFAS No. 142.

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets.  During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets from its continuing operations, by segment, as of June 30, 2008:

Network Segment
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$827,018	$197,993
Customer Relations	5 Years	3,400,000	2,078,889	1,321,111
Website Code and Development	5 Years	4,210,000	2,005,729	2,204,271
Trademarks	Indefinite	590,000	-	590,000
Goodwill		18,519,088	-	18,519,088
Totals		$27,744,099	$4,911,636	$22,832,463

Direct Segment – Continuing Operations
	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$569,000		$328,946	$240,054
Names Database (1)	1-2 Years	8,878,452		6,147,852	2,730,600
Customer Relations	5 Years	495,000		282,633	212,367
Software	5 Years	95,000		56,208	38,792
Vendor Relations	3 Years	82,000	(1,139)	80,861	-
Reference Materials	4 Years	571,000	(130,698)	422,302	18,000
Tradenames	Indefinite	632,000	(70,000)	-	562,000
Goodwill		22,710,842	(11,308,120)	-	11,402,722
Totals		$34,033,294	$(11,509,957)	$7,318,802	$15,204,535

Company Totals
	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Goodwill	$41,229,930	$(11,308,120)	$-	$29,921,810
Indefinite Life Intangibles	$1,222,000	$(70,000)	$-	$1,152,000
Other Intangibles	$19,325,463	$(131,837)	$12,230,438	$6,963,188

(1)  Amortization of Names Database included in cost of revenue for the six months ended June 30, 2008 and 2007 was $1,581,933 and $1,286,938, respectively.  Amortization included in cost of revenue for the three months ended June 30, 2008 and 2007 was $789,419 and $674,846, respectively.

The Company’s amortization expense over the next five years is as follows:

2008	$2,289,674
2009	3,108,112
2010	1,346,577
2011	218,825
2012	-
Thereafter	-
Total	$6,963,188

The following is a schedule of the Company’s intangible assets from its discontinued operations, by segment, as of June 30, 2008:

Direct Segment – Discontinued Operations
	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$940,000	$(415,721)	$524,279	$-
Customer Relations	5 Years	99,000	-	99,000	-
Software	5 Years	3,140,584	88,822	1,795,727	1,433,679
Client Lists	7 Years	416,000	-	217,595	198,405
Vendor Relations	3 Years	2,600,000	(1,435,833)	1,094,167	70,000
Tradenames	Indefinite	300,000	47,791	-	347,791
Goodwill		32,420,756	(23,872,756)	-	8,548,000
Totals		$39,916,340	$(25,587,697)	$3,730,768	$10,597,875

Advertising Segment – Discontinued Operations
	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$725,000	$(102,374)	$555,751	$66,875
Customer Relations	8 Years	1,890,000	-	826,875	1,063,125
Supplier Relations	3 Years	28,000	(10,832)	17,168	-
Software Tools	5 Years	175,000	(32,083)	142,917	-
Trademarks	Indefinite	941,000	(351,000)	-	590,000
Goodwill (2)		4,252,863	(2,728,339)	-	1,524,524
Totals		$8,011,863	$(3,224,628)	$1,542,711	$3,244,524

(2)  See Note 8.

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accrued Expenses	$171,187	$315,551
Accrued Affiliate Payments	492,404	652,973
Accrued Payroll Liabilities	233,791	218,378
Other	119,425	63,854
Total	$1,016,807	$1,250,756

Note 5 - Long Term Liabilities

The long term liabilities consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Notes Payable – Net of Current Portion	$8,954,685	$11,099,463
Deferred Income Taxes	-	2,494,539
Deferred Rent	181,070	140,944
Capital Lease – Net of Current Portion	298,584	0
Other	9,010	0
Long Term Liabilities of Discontinued Operations	242,551	453,319
Total	$9,685,900	$14,188,265

Note 6 - Derivatives and Hedging Transactions

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

The Company has entered into an interest swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt.  At June 30, 2008, the Company had outstanding an interest rate swap agreement with Wachovia Bank N.A. (Wachovia), having a total notional amount of $5,000,000. This agreement effectively changes the Company’s interest rate exposure on its $5,000,000 floating rate note due February 15, 2011 to a fixed interest rate of 5.9%. The interest rate swap agreement matures at the time the related note matures. The Company is exposed to credit loss in the event of nonperformance by Wachovia in the interest rate swap agreement; however, the Company does not anticipate nonperformance and the related note is held by Wachovia. The Company has designated its interest rate swap as a cash flow hedge for accounting purposes. As a result, changes in the fair value of the swap are recorded as a component of other comprehensive income.  At June 30, 2008, a loss of approximately $9,000 was recorded in Other Comprehensive Income (Loss) and is included in other long-term liabilities.

Changes in fair value on interest rate swaps are initially recorded in Other Comprehensive Income (Loss)  and are subsequently reclassified to interest expense in the same period in which the variable cash flows affect earnings. Any ineffectiveness in the hedging relationship is recognized immediately in earnings. For the period ending June 30, 2008, there were no gains or losses recognized in earnings due to hedge ineffectiveness because the hedge was 100 percent effective.

Note 7 –  Notes Payable

On February 27, 2008, the Company amended and restated its loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008 the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly calculation date compared to the Company’s trailing EBIDTA, as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently the Company entered into an interest rate swap agreement with Wachovia in which it effectively fixed the rate of the term note at 5.9%.

On June 25, 2008 the Company entered into a Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory Note with Wachovia Bank, N.A.   This amendment increased the Company’s availability under the line of credit from 1.75 times to 2.00 times the trailing twelve month adjusted EBIDTA through December 31, 2008.  The amendment also addresses the use of proceeds from any guarantor sale over the term of the agreement.

Per the amended loan agreement with Wachovia, the Company is required to calculate its borrowing base monthly on a rolling twelve month basis.  As of June 30, 2008 the Company’s availability under its Wachovia line of credit was approximately $10.2 million.  Our outstanding balance as of June 30, 2008 was approximately $6.8 million which includes approximately $0.7 million under a letter of credit with our landlord.

Note 8 – Adjustment for Contingent Shares

In April of 2006, the Company completed the acquisition of Web Diversity.  As part of the acquisition the Company issued 500,000 shares to the former shareholder of Web Diversity.  These shares were held in escrow pending certain performance goals to be reached over the following three year period.  At the time of the acquisition the Company incorrectly applied SFAS 141, “Business Combinations” (SFAS 141) as it related to the shares that were held in escrow.  The Company believed that the release of the shares held in escrow was probable at the time of acquisition; however, it could not be determined beyond a reasonable doubt as stated in SFAS 141.  The Company based this assumption on its extremely successful domestic pay-per-click business model and viewed the market in the United Kingdom as being poised for similar growth.  The Company has followed guidance from FASB 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” and SAB 108, Section N “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in considering the proper presentation and disclosures in our current filings.  The Company determined that the effect of the improper application was immaterial to the Company’s financial statements and therefore the Company has elected to modify the current quarter presentation.

Note 9 - Stock-based compensation plans

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

As of June 30, 2008, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of June 30, 2008, we had 3.47 million shares available for grant under our 2005 Long-Term Incentive Plan.

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in the footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

On May 22, 2008, the Company granted 1,130,000 restricted stock units, of which 830,000 include performance conditions.  Unrecognized compensation cost related to restricted stock units of $312,510 will be recognized over the weighted average remaining contractual term of 2.89 years.

The Company recorded stock-based compensation expense for all equity incentive plans of $563,056 and $615,226 for the six months ended June 30, 2008 and 2007.  The Company recorded stock-based compensation expense for all equity incentive plans of $389,296 and $334,906 for the three months ended June 30, 2008 and 2007.

At June 30, 2008, the aggregate intrinsic value of all outstanding options was $134,628 with a weighted average remaining contractual term of 5.38 years, of which 1,454,356 of the outstanding options are currently exercisable with an aggregate intrinsic value of $134,628, a weighted average exercise price of $1.79 and a weighted average remaining contractual term of 5.74 years.  The total intrinsic value of options exercised during the six and three months ended June 30, 2008 was $34,000.  The total intrinsic value of options exercised during the six and three months ended June 30, 2007 was $2,260,344 and $534,000, respectively.  The total compensation cost at June 30, 2008 related to non-vested awards not yet recognized was $1,335,137 with an average expense recognition period of 2.34 years.

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

The following table summarizes information about stock option activity during the six months ended June 30, 2008 and 2007 respectively.

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	3,604,647	$1.86	4,092,982	$1.70
Granted	3,174,832	$0.69	125,000	$3.03
Forfeited or Expired	(735,291)	$2.07	(688,435)	$2.57
Exercised	(100,000)	$0.13	(761,950)	$0.13
Outstanding, End of Period	5,944,188	$1.24	2,767,597	$1.97
Exercisable, End of Period	1,454,356	$1.79	972,597	$1.21

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 were $0.22 and $1.25, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the six months ended June 30, 2008 and 2007 was $13,000 and $256,136, respectively.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted was estimated assuming the following weighted averages:

	2008	2007
Expected Life (in years)	3.50	3.50
Volatility	81%	75%
Risk Free Interest Rate	2.83%	4.63%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Warrants Outstanding

As of June 30, 2008, the Company has outstanding warrants for the potential issuance of 8,345,452. These warrants were primarily issued in connection with private placements and debt issuances. Exercise prices range from $1.00 to $4.00.

Note 10 – Income Taxes

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

The Company identified an error in its prior period financial statements related to the income tax accounting for share based compensation expense recognized related to incentive stock options. The Company previously recognized an income tax benefit on stock based compensation due to anticipated disqualifying dispositions. No income tax benefit should be recognized on incentive stock options. Management concluded that the impact of the entry on the prior period results and the current quarter and year to date results was immaterial, and recorded an entry for $270,000 related to this item in the second quarter.

The differences between the effective tax rate and the statutory federal tax rate in the financial statements results primarily from state income taxes, non-deductible meals and entertainment expenses, non-deductible stock based compensation expense and non-deductible goodwill impairment charges.

The Company assessed the deferred tax assets and concluded that the realization was more likely than not due to projected taxable income.

Note  11 – Discontinued Operations:

During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising operations which comprised its Advertising Segment as well as its Online Dating and Ilead Media operations which were a portion of its Direct Segment. As a result, the related assets were classified as held for sale at June 30, 2008 and were written down to their estimated fair value less selling costs. The write down to fair value resulted in a charge to loss from discontinued operations of approximately $26.1 million, net of tax benefit in the second quarter of 2008. Additionally, the results of operations of these reporting units have been reported as a profit or loss from discontinued operations in the consolidated statements of operations. The table below summarizes financial results for the assets classified as held for sale:

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Net sales	$16,377,689	$23,140,686	$7,446,774	$11,111,424
(Loss) Profit from discontinued operations before income taxes	$(29,226,961)	$1,207,881	$(27,435,173)	$811,360
Income Tax ( Benefit) Expense	(2,290,958)	450,915	(1,676,465)	288,976
(Loss) Profit from discontinued operations	$(26,936,003)	$756,966	$(25,758,708)	$522,384

Note 12 - Net (Loss) Income Per Common Share.

Net (loss) income per share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net (loss) income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and diluted earnings per share:

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Denominator – Shares
Basic weighted-average shares	67,438,956	66,590,308	67,777,260	67,523,383
Stock Options and other contingently issuable shares	609,647	2,945,345	423,812	1,435,275
Antidilutive stock options and contingently issuable shares	(609,647)	(2,945,345)	(423,812)	(1,435,275)
Diluted weighted-average shares	67,438,956	66,590,308	67,777,260	67,523,383

Note 13 - Impact of New Accounting Standards Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.   The adoption of SFAS No. 157 did not have a significant effect on the Company’s consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations, to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its consolidated financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB also released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

Note 14 - Accounting for Contingent Consideration

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

Acquired Entity	Maximum Future Stock Consideration (Shares)(2)
KowaBunga!	62,267
PrimaryAds	2,016,320
Litmus Media, Inc.	3,138,241
WebDiversity, Ltd.	290,578
iLead Media, Inc.(3)	538,208
Totals	6,045,614

As of June 30, 2008, there are no liabilities under any other earnout agreements.

In addition, the former shareholders of the above acquisitions were granted a total of 955,000 options which were allocated to the purchase price.

(1)

The number of shares is dependent on future prices of the Company’s common stock.

(2)

Value of shares is dependent on future prices of the Company’s common stock.

(3)

One of the former shareholders of iLead Media, Inc. forfeited his rights to his earnout shares per a settlement agreement dated June 27, 2008.

Note 15 – Separation Agreement

Effective as of April 24, 2008, the Company and Scott P. Mitchell entered into a Separation Agreement and a Consulting Agreement, pursuant to which Mr. Mitchell resigned as a member of its Board of Directors, effective April 24, 2008. On April 18, 2008, Mr. Mitchell resigned his position as the Chief Executive Officer and President of the Company.

Pursuant to the Agreements, the Company granted Mr. Mitchell, under the Company’s 2005 Long Term Incentive Plan, 400,000 unrestricted shares of the Company’s common stock, $.001 par value per share, in consideration for providing consulting services to the Company for six months.  The Company recorded a charge of $328,000 during the current quarter relating to the fair value of the stock.  Mr. Mitchell’s Employment Agreement with the Company, dated August 3, 2006, was terminated.  All of his options and warrants received directly from the Company, whether vested or unvested, were forfeited.  Mr. Mitchell had a total of 725,000 options and warrants with exercise prices ranging from $1.69 to $2.40 per share.  Mr. Mitchell and the Company exchanged releases.  Mr. Mitchell agreed not to sell more than 50,000 shares of  the stock grant he received under the Agreements in any weekly period on the open market, and for 12 months he agreed not  to engage in any business that competes with the Company in the U.S. and in  certain foreign jurisdictions or solicit any of the Company’s employees or customers.

Note 16 – Settlement Agreement

On June 27, 2008, the Company entered into a Settlement Agreement and Mutual Release with Brady Whittingham, a former Company executive. The Agreement settled the litigation and claims which the Company brought against Mr. Whittingham in U.S. District Court for the District of Utah. Pursuant to the Agreement, the Company received 2,359,406 shares of the Company’s common stock owned by Mr. Whittingham; all his vested stock options were forfeited; all claims to any earnout payments, which he acquired from the April 27, 2006 sale of iLead Media, Inc. to the Company, were forfeited; and a Company subsidiary’s lease of office premises from an affiliate of Mr. Whittingham was terminated early. Mr. Whittingham further agreed for one year not to engage in any business that competes with certain businesses of the Company or to solicit any of the Company’s employees and not to interfere with any business relationships between the Company and its customers or vendors.  He agreed to provide limited consulting services for six months. Mr. Whittingham and the Company exchanged full general releases excepting only claims that arise out of or relate to the Agreement.  The stock was recorded at its fair value on June 27.  The Company offset legal fees directly related to the lawsuit against the value of the stock when presenting the gain from the settlement which is included in discontinued operations.

Note 18 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, the Company consolidated its Direct and Consumer Services segments under one Executive Officer. During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising operations and ceased operations of its Web Diversity subsidiary which in total comprised its Advertising Segment.  The Company also made a decision to divest its Online Dating and Ilead Media operations which were a portion of its Direct Segment.  All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had two operating segments as of June 30, 2008: network and direct   The Company evaluates the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	Six months ended June 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$20,109,544	80.58	$7,442,384	64.95
Direct	5,540,330	22.20	4,382,306	38.24
Elimination	(693,047)	(2.78)	(365,700)	(3.19)
Total Revenue	$24,956,827	100.00	$11,458,990	100.00

Net Revenue by Industry Segment

	Three months ended June 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$10,404,208	80.99	$3,868,258	66.39
Direct	2,714,287	21.13	2,230,777	38.28
Elimination	(272,327)	(2.12)	(272,068)	(4.67)
Total Revenue	$12,846,168	100.00	$5,826,967	100.00

Gross Profit by Industry Segment

	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2008	2007	2008	2007
Network	$6,695,359	$5,291,525	$3,520,820	$2,688,128
Direct	3,486,755	2,689,183	1,683,232	1,288,600
Elimination	(300,794)	(111,850)	(135,766)	(76,943)
Total	$9,881,320	$7,868,858	$5,068,286	$3,899,785

(Loss) Profit before Income Taxes by Industry Segment

	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2008	2007	2008	2007
Network	$1,120,331	$1,317,163	$683,674	$769,271
Direct	(11,496,910)	(129,831)	(11,666,655)	(137,450)
Corporate	(4,270,240)	(3,772,239)	(1,933,568)	(2,005,564)
Total	$(14,646,819)	$(2,584,907)	$(12,916,549)	$(1,373,743)

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

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class marketing and technology solutions to businesses and individuals. Our business is organized into two segments:  Network and Direct. During the current quarter we made the decision to divest the remaining assets in our Advertising segment as well as two of the units within our Direct segment. As a result of this decision these units are reported as discontinued operations in our financial statements.

We were incorporated in the State of Nevada in October 1987. As of August 11, 2008 we employed, through our operating subsidiaries, 191 persons. Our principal executive offices are located at 15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760. Our telephone number is (727) 324-0046. The address of our website is www.kowabunga.com.

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

We recognize revenues in accordance with the following principles with respect to our different business services:

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”).  Under SAB 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Network Segment

Affiliate Network - consistent with the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“EITF 99-19”) we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis.  Revenue is recognized when the related services are performed.

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

Advertising Segment

Search Engine Enhancement Services - We recognize revenue in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables.  As such, each deliverable is treated as a separate product or deliverable. We therefore recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

Pay Per Click Management Fees - We recognize revenue on pay per click management services in the month the services are performed.

Advertising Services - We recognize revenue in the period in which services are performed.

Other Critical Accounting Policies

All assets are depreciated over their estimated useful life using the straight line method. Intangible assets are amortized over their estimated lives using the straight line method. Goodwill and tradenames are tested for impairment annually per SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

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

We record our trade accounts receivable based upon the invoiced amount and they are considered past due when full payment is not received by the specified credit terms.  We normally estimate the uncollectibility of our accounts receivable.   The allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $120,000.

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2008 and December 31, 2007 were approximately $0.1 million and $2.6 million, respectively.  Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles.  As of June 30, 2008, the cash portion of these potential contingent payments totaled approximately $14.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2009 through the first quarter of 2010. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

On February 27, 2008, we amended and restated our loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and we are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly Calculation date compared to our trailing EBIDTA as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently we entered into an interest rate swap agreement with Wachovia in which we effectively fixed the rate of the term note at 5.9%.  We used the proceeds from the term note to reduce amounts outstanding on the revolving line of credit.  On June 25, 2008 we entered into a Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory Note

with Wachovia Bank, N.A. This amendment increased our availability under our line of credit from 1.75 times to 2.00 times the trailing twelve month adjusted EBIDTA through December 31, 2008.  The amendment also addresses the use of proceeds from any guarantor sale over the term of the agreement.

Per the amended loan agreement with Wachovia we are required to calculate our borrowing base monthly on a rolling twelve month basis.  As of June 30, 2008 our availability under the Wachovia line of credit was approximately $10.2 million.  Our outstanding balance as of June 30, 2008 was approximately $6.8 million which includes approximately $0.7 million under a letter of credit with our landlord.  We believe that the current availability under our line of credit with Wachovia as well as our current cash flow from operations is sufficient to meet our current cash requirements.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation, impairment of assets and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2008 of approximately $2.6 million consisted primarily of net loss of approximately $37.0 million adjusted for non-cash items of $39.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, impairment of assets, deferred income taxes and approximately $0.6 million provided by working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2007 of approximately $2.3 million consisted primarily of net loss of approximately $0.9 million adjusted for non-cash items of $4.1 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, deferred income taxes and approximately $0.9 million used by working capital and other activities.

We used approximately $3.1 million and $2.3 million in investing activities during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007 we used approximately $1.5 million and $0.6 million respectively to acquire equipment and software. We used approximately $1.6 million during the six months ended June 30, 2008 and 2007 to acquire data for our direct division.

We used approximately $2.0 million and $1.8 million in financing activities during the six months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008 we used approximately $0.1 million to purchase treasury shares while we paid down our outstanding debt by approximately $1.9 million.  During the six months ended June 30, 2007 we used approximately $2.0 million to pay down debt and approximately $0.3 million for the payment of dividends due.  We generated approximately $0.2 million from the exercise of stock options during the six months ended June 30, 2007.

Results of Operations

This section describes and compares our results of operations for the six months ended June 30, 2008 and 2007.

Six Months Ended June 30, 2008 and 2007

Operating Revenues

Operating revenues by business segment are presented below.

	Six months ended June 30
Segment	2008	2007	% Change
Network	$20,109,544	$7,442,384	170%
Direct	5,540,330	4,382,306	26%
Elimination	(693,047)	(365,700)	90%
Total Revenue	$24,956,827	$11,458,990	118%

Revenue for the six months ended June 30, 2008 increased approximately $13.5 million to approximately $25.0 million from the same period in the prior fiscal year.

Revenue from our Network segment increased by approximately $12.7 million to approximately $20.1 million for the six months ended June 30, 2008.  Our search network contributed approximately $11.2 million in revenue during the first six months of 2008, an increase of approximately $8.1 million over the prior year.  Revenues from our affiliate networks were approximately $7.8 million compared to approximately $3.9 million for the same period a year ago, an increase of approximately $3.9 million.  The majority of the increase in revenue from our affiliate networks was provided by an increase in our PrimaryAds affiliate network due to us taking a primary position in our traffic.  Other revenue was approximately $0.6 million during the first six months of 2008 as compared to approximately $0.5 million for the same period last year.

Revenue from our Direct segment contributed approximately $5.5 million during the six months ended June 30, 2008 an increase of approximately $1.2 million from the previous year.   Revenue from our Baby to Bee property contributed approximately $4.9 million during the six months ended June 30, 2008, as compared to approximately $3.8 million last year.  Revenue from our online education properties contributed approximately $0.6 million, a slight increase over last year.

Gross Profit

Gross profits by business segment are presented below.

	Six months ended June 30
Industry Segment	2008	2007
Network	$6,695,359	$5,291,525
Direct	3,486,755	2,689,183
Elimination	(300,794)	(111,850)
Total Gross Profit	$9,881,320	$7,868,858

The gross profits for the six months ended June 30, 2008 were approximately $9.9 million, 40% of revenue.  In contrast the gross profits for the equivalent period in 2007 were approximately $7.9 million, 69% of revenue.

Gross profit from our Network segment for the six months ended June 30, 2008 was approximately $6.7 million, 33% of revenue compared to approximately $5.3 million or 71% of revenue for the six months ended June 30, 2007.  Gross profit from our search network contributed approximately $3.2 million, 28% of revenue, during the six months ended June 30, 2008, an increase of $2.0 million from the prior years six month  total of approximately $1.2 million, or 40% of revenue. This decline was caused by market conditions in which online search marketing margins have declined.  Gross profit from our affiliate networks contributed approximately $3.1 million during the six months ended June 30, 2008, or 41% of revenue.  This was a decrease of $0.6 million from prior year in which our gross profit was approximately $3.7 million, or 95% of revenue.  The sharp decline in gross margin for our affiliate networks is a result of a change in our business model in which under certain circumstances we are taking the primary position in our traffic.

Gross profit from our Direct segment for the six months ended June 30, 2008 was approximately $3.5 million, 63% of revenue compared to approximately $2.7 million or 61% of revenue for the six months ended June 30, 2007.

Selling, General and Administrative Expenses

	Six months ended June 30
Industry Segment	2008	2007
Network	$4,695,928	$3,067,680
Direct	3,270,226	2,610,698
Corporate	3,871,195	3,394,449
Elimination	(300,794)	(111,850)
Total Selling, General & Administrative Expenses	$11,536,555	$8,960,977

Selling, general and administrative expenses were approximately $11.5 million, 46% of revenue for the six months ended June 30, 2008.  For the same period last year, these expenses totaled approximately $9.0 million, 78% of revenue.

Selling, general and administrative expenses in our Network segment for the six months ended June 30, 2008 were approximately $4.7 million, 23% of revenue as compared to approximately $3.1 million, 41% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment as well as the revenue increases described previously.  In our Direct segment, selling general and administrative expenses were approximately $3.3 million, 59% of revenue as compared to approximately $2.6 million, 60% of revenue for the same period last year. Corporate overhead expenses increased to approximately $3.9 million from approximately $3.4 million for the six months ended June 30, 2008 and 2007 respectively.  The increase was mainly attributable to increased professional fees expenses relating to SOX 404 compliance as well as increased corporate payroll costs during the first quarter of 2008.

Amortization of purchased intangibles was approximately $1.1 million for the six months ended June 30, 2008 and 2007.

Impairment of assets relating to continuing operations for the six months ended June 30, 2008 was approximately $11.5 million.  Of these charges approximately $9.3 million related to goodwill impairment charges relating to our lead generation reporting unit while approximately $2.2 million resulted from impairment charges relating to our online education properties.   We did not incur any impairment charges during the six months ended June 30, 2007.

Interest expense for the six months ended June 30, 2008 and 2007 was approximately $0.4 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $10.1 million, $0.15 per share, and $1.6 million, $0.03 per share, respectively.

Discontinued Operations

Our net loss before income taxes from discontinued operations was approximately $29.0 million for the six months ended June 30, 2008 as compared to a profit of approximately $1.2 million for the same period last year.  The net loss for the current year included impairment charges of approximately $29.1 million.  We incurred impairment charges of approximately $3.2 million in relation to our advertising assets, approximately $13.7 million relating to our online dating assets and approximately $12.2 million relating to our internal offers.  We did not incur any impairment charges for the six months ended June 30, 2007.

Net loss from discontinued operations for the six months ended June 30, 2008 was approximately $26.9 million, $0.40 per share, compared to a net profit from discontinued operations for the same period last year of approximately $0.8 million, $0.01 per share.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $37.0 million, $0.55 per share, and $1.0 million, $0.02 per share, for the six months ended June 30, 2008 and 2007, respectively.

Results of Operations

This section describes and compares our results of operations for the three months ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008 and 2007

Operating Revenues

Operating revenues by business segment are presented below.

	Three months ended June 30
Segment	2008	2007	% Change
Network	$10,404,208	$3,868,258	169%
Direct	2,714,287	2,230,777	22%
Elimination	(272,327)	(272,068)	0%
Total Revenue	$12,846,168	$5,826,967	120%

Revenue for the three months ended June 30, 2008 increased approximately $7.0 million to approximately $12.9 million from the same period in the prior fiscal year.

Revenue from our Network segment increased by approximately $6.5 million to approximately $10.4 million for the three months ended June 30, 2008.  Our search network contributed approximately $5.7 million in revenue during the current quarter, an increase of approximately $3.9 million over the prior year.  Revenues from our affiliate networks were approximately $4.2 million compared to approximately $1.8 million for the same period a year ago, an increase of approximately $2.4 million.  The majority of the increase in revenue from our affiliate networks was provided by an increase in our PrimaryAds affiliate network due to us taking a primary position in our traffic.  Other revenue was approximately $0.3 million during the three months ended June 30, 2008 and 2007.

Revenue from our Direct segment contributed approximately $2.7 million during the three months ended June 30, 2008 an increase of approximately $0.5 million from the previous year.   Revenue from our Baby to Bee property contributed approximately $2.4 million during the three months ended June 30, 2008, as compared to approximately $2.0 million last year.  Revenue from our online education properties contributed approximately $0.3 million, a slight increase over last year.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended June 30
Industry Segment	2008	2007
Network	$3,520,820	$2,688,128
Direct	1,683,232	1,288,600
Elimination	(135,766)	(76,943)
Total Gross Profit	$5,068,286	$3,899,785

The gross profits for the three months ended June 30, 2008 were approximately $5.1 million, 39% of revenue.  In contrast the gross profits for the equivalent period in 2007 were approximately $3.9 million, 67% of revenue.

Gross profit from our Network segment for the three months ended June 30, 2008 was approximately $3.5 million, 34% of revenue compared to approximately $2.7 million or 69% of revenue for the three months ended June 30, 2007.  Gross profit from our search network contributed approximately $1.6 million, 28% of revenue, during the three months ended June 30, 2008, an increase of $0.8 million from the prior years second quarter total of approximately $0.8 million, or 44% of revenue. This decline was caused by market conditions in which online search marketing margins have declined.  Gross profit from our affiliate networks contributed approximately $1.7 million during the three months ended June 30, 2008, or 41% of revenue.  The prior year’s gross profit was approximately $1.7 million, or 94% of revenue.  The sharp decline in gross margin for our affiliate networks is a result of a change in our business model in which under certain circumstances we are taking the primary position in our traffic.

Gross profit from our Direct segment for the three months ended June 30, 2008 was approximately $1.7 million, 62% of revenue compared to approximately $1.3 million or 58% of revenue for the three months ended June 30, 2007.

Selling, General and Administrative Expenses

	Three months ended June 30
Industry Segment	2008	2007
Network	$2,412,046	$1,461,237
Direct	1,742,526	1,319,357
Corporate	1,750,858	1,800,020
Elimination	(135,766)	(76,943)
Total Selling, General & Administrative Expenses	$5,769,664	$4,503,671

Selling, general and administrative expenses were approximately $5.8 million, 45% of revenue for the three months ended June 30, 2008.  For the same period last year, these expenses totaled approximately $4.5 million, 77% of revenue.

Selling, general and administrative expenses in our Network segment for the three months ended June 30, 2008 were approximately $2.4 million, 23% of revenue as compared to approximately $1.5 million, 38% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment as well as the revenue increases described previously.  In our Direct segment, selling general and administrative expenses were approximately $1.7 million, 64% of revenue as compared to approximately $1.3 million, 59% of revenue for the same period last year. Corporate overhead expenses were approximately $1.8 million for the three months ended June 30, 2008 and 2007.

Amortization of purchased intangibles was approximately $0.5 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively.

Impairment of assets relating to continuing operations for the three months ended June 30, 2008 was approximately $11.5 million.  Of these charges the approximately $9.3 million related to goodwill impairment charges relating to our lead generation reporting unit while approximately $2.2 million resulted from impairment charges relating to our online education properties.  We did not incur any impairment charges during the six months ended June 30, 2007.

Interest expense for the three months ended June 30, 2008 and 2007 was approximately $0.2 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $9.0 million, $0.13 per share, and $0.9 million, $0.01 per share, respectively.

Discontinued Operations

Our net loss before taxes from discontinued operations was approximately $27.2 million for the three months ended June 30, 2008 as compared to a profit of approximately $0.8 million for the same period last year.  The net loss for the current quarter included impairment charges of approximately $27.9 million.  We incurred impairment charges during the current quarter of approximately $2.0 million in relation to our advertising assets, approximately $13.7 million relating to our online dating assets and approximately $12.2 million relating to our internal offers.  We did not incur any impairment charges for the three months ended June 30, 2007.

Net loss from discontinued operations for the three months ended June 30, 2008 was approximately $25.8 million, $0.38 per share, compared to a net profit from discontinued operations for the same period last year of approximately $0.5 million, $0.01 per share.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $34.7 million, $0.51 per share, and $0.3 million, $0.01 per share, for the three months ended June 30, 2008 and 2007, respectively.

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, we consolidated our Direct and Consumer Services segments under one Executive Officer. During the second quarter of 2008, we made a decision to divest our MarketSmart Advertising operations and ceased operations of our Web Diversity subsidiary which in total comprised our Advertising Segment.  As well, we made a decision to divest our Online Dating and Ilead Media operations which were a portion of our Direct Segment.  All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had two operating segments as of June 30, 2008: network and direct   We evaluate the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  We currently only tracks certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	Six months ended June 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$20,109,544	80.58	$7,442,384	64.95
Direct	5,540,330	22.20	4,382,306	38.24
Elimination	(693,047)	(2.78)	(365,700)	(3.19)
Total Revenue	$24,956,827	100.00	$11,458,990	100.00

Net Revenue by Industry Segment

	Three months ended June 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$10,404,208	80.99	$3,868,258	66.39
Direct	2,714,287	21.13	2,230,777	38.28
Elimination	(272,327)	(2.12)	(272,068)	(4.67)
Total Revenue	$12,846,168	100.00	$5,826,967	100.00

Gross Profit by Industry Segment

	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2008	2007	2008	2007
Network	$6,695,359	$5,291,525	$3,520,820	$2,688,128
Direct	3,486,755	2,689,183	1,683,232	1,288,600
Elimination	(300,794)	(111,850)	(135,766)	(76,943)
Total	$9,881,320	$7,868,858	$5,068,286	$3,899,785

(Loss) Profit before Income Taxes by Industry Segment

	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2008	2007	2008	2007
Network	$1,120,331	$1,317,163	$683,674	$769,271
Direct	(11,496,910)	(129,831)	(11,666,655)	(137,450)
Corporate	(4,270,240)	(3,772,239)	(1,933,568)	(2,005,564)
Total	$(14,646,819)	$(2,584,907)	$(12,916,549)	$(1,373,743)

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next two years are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 based on debt outstanding at June 30, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010	2011
Fixed Rate Debt	$803,448	$1,648,970	$1,749,768	$302,117
Weighted average interest rate	5.92%	5.90%	5.90%	5.90%

Variable rate debt	--	--	--	$6,067,038
Weighted average interest rate	--	--	--	4.96%

The table above does not reflect indebtedness incurred after June 30, 2008.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

Foreign Exchange Risk

None.

Item 4.

Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None

(b)           None

(c)           Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	17,800	$1.21	17,800	$4,978,425
February 2008	57,000	$1.15	57,000	$4,912,865
March 2008	22,600	$1.02	22,600	$4,889,844
May 2008	25,300	$0.59	25,300	$4,875,033
Totals	122,700	$1.02	122,700

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2008.

THINK PARTNERSHIP INC.

By:	/s/ Stan Antonuk
Stan Antonuk,
Chief Executive Officer

By:	/s/ Jody Brown
Jody Brown
Chief Financial Officer, Treasurer and Principal Accounting Officer