Form 10-Q/A
period 2008-03-31
THINK PARTNERSHIP INC
filed 2008-08-14
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2008

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

EXPLANATORY NOTE

Think Partnership Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) a Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“Form 10-Q”) on May 8, 2008, which included the certifications required pursuant to Rule 13a-14(a) as Exhibits 31.1 and 31.2.  The registrant has amended this filing to include the statements required under #4(b) of Exhibit 31 of Item 601 of Regulation S-K in the attached Exhibits 31.3 and 31.4.

No attempt has been made in this Amendment No. 1 on Form 10-Q/A to modify or update the other disclosures presented in the Form 10-Q. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q (i.e., occurring after May 8, 2008) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters, including changes in the Company’s management, are addressed in subsequent reports filed with the SEC.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-Q/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008.

THINK PARTNERSHIP INC.
(Registrant)

By:	/s/ Stan Antonuk
Stan Antonuk,
Chief Executive Officer

By:	/s/ Jody Brown
Jody Brown,
Chief Financial Officer Principal Accounting Officer