Form 10-K/A
period 2007-12-31
THINK PARTNERSHIP INC
filed 2008-09-16
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

Think Partnership Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”) on March 29, 2008, which included the certifications required pursuant to Rule 13a-14(a) as  Exhibits 31.1 and 31.2.  The registrant has amended this filing to include the following language in the introductory paragraph to item 4, “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))”  which is required under #4 of Exhibit 31 of Item 601 of  Regulation S-K in the attached  Exhibits 31.7and 31.8.

No attempt has been made in this Amendment No. 3 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K or Amendments previously filed. This Amendment No. 3 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K (i.e., occurring after March 29, 2008) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters, including changes in the Company’s management, are addressed in subsequent reports filed with the SEC.  Accordingly, this Amendment No. 3 on Form 10-K/A should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of September, 2008.

THINK PARTNERSHIP INC.
(Registrant)

By:	/s/ STAN ANTONUK
Stan Antonuk, Chief Executive Officer

THINK PARTNERSHIP INC.
(Registrant)

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

10.30	First Amendment to Agreement entered into August 10, 2006, to be effective as of July 1, 2006, by and between Think Partnership Inc., and James Banks.(22)

10.31	Employment Agreement, effective as of September 5, 2006, by and between Think Partnership Inc. and Jody Brown.(23)

10.32	Amended and Restated Loan Agreement by and between Wachovia Bank, National Association and the Company, dated February 27, 2008. (27)

10.33	Amended and Restated Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated February 27, 2008. (27)

10.34	Amended and Restated Revolving Credit Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.35	Amended and Restated Term Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.36	Separation Agreement dated April 24, 2008 between Scott Mitchell and Think Partnership Inc. (29)

10.37	Separation Agreement dated April 24, 2008 between Scott Mitchell and Think Partnership Inc. (29)

16.1	Letter from Poulos & Bayer, dated August 26, 2004, regarding change in auditors. (1)

16.2	Letter from Poulos & Bayer, dated September 8, 2004, regarding change in auditors. (5)

18.1	Preferability Letter for Change in Accounting Policy (28)

21.1	List of Subsidiaries.(28)

23.1	Consent of Blackman Kallick LLP.(28)

31.7	Certification by Stanley P. Antonuk, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.8	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.7	Certification by Stanley P. Antonuk, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.8	Certification by Jody Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Press Release, dated March 29, 2007, announcing 4th Quarter and FY2006 Financial Results. (28)

1	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).

2	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

3	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

4	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

5	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

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