Form 10-Q/A
period 2008-06-30
THINK PARTNERSHIP INC
filed 2008-09-16
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2008

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

EXPLANATORY NOTE

Think Partnership Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) a Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (“Form 10-Q”) on August 11, 2008, which included the certifications required pursuant to Rule 13a-14(a) as Exhibits 31.1 and 31.2.  The registrant has amended this filing to include the following language in the introductory paragraph to item 4, “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))”  which is required under #4 of Exhibit 31 of Item 601 of  Regulation S-K in the attached  Exhibits 31.3 and 31.4.

No attempt has been made in this Amendment No. 1 on Form 10-Q/A to modify or update the other disclosures presented in the Form 10-Q. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q (i.e., occurring after August 11, 2008) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters, including changes in the Company’s management, are addressed in subsequent reports filed with the SEC.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Quarterly Report on Form 10-Q/A.

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