Form 10-Q
period 2008-09-30
KOWABUNGA! INC.
filed 2008-11-07
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

 ———————

Kowabunga! Inc.
(Exact name of registrant as specified in its charter)

———————

Nevada	001-32442	87-0450450
(State or other jurisdiction of	Commission File	(I.R.S. Employer Identification No.)
incorporation or organization)	Number

15550 Lightwave Drive, 3rd Floor, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(727) 324-0046

Registrant’s telephone number, including area code

Think Partnership Inc.

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

As of November 6, 2008, 65,608,068 shares of common stock, $0.001 par value, were outstanding.

KOWABUNGA!  INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

KOWABUNGA!  INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	“Unaudited”
Assets
Current Assets
Cash and Cash Equivalents	$2,573,149	$2,578,246
Restricted Cash	1,077,211	1,668,302
Accounts Receivable net of allowance for doubtful accounts of $121,541 and $97,170	7,132,534	8,302,782
Unbilled Revenue	32,063	124,653
Refundable Corporate Income Taxes	453,571	436,522
Prepaid Expenses and Other Current Assets	415,552	217,201
Deferred Income Taxes	2,690,863	0
Current Assets of Discontinued Operations	4,067,837	6,412,597
Total Current Assets	18,442,780	19,740,303
Property & Equipment, net	5,820,308	4,679,541
Other Assets
Goodwill	29,921,810	41,229,930
Intangible Assets	7,695,692	9,395,056
Deferred Income Taxes	2,084,402	0
Other Assets	89,099	198,151
Other Assets of Discontinued Operations	9,436,326	45,882,532
Total Other Assets	49,227,329	96,705,669
Total Assets	$73,490,417	$121,125,513

KOWABUNGA!  INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(Continued)

	September 30, 2008	December 31, 2007
	“Unaudited”
Liabilities and Shareholders’ Equity
Current Liabilities
Notes Payable –Current Portion	$1,624,645	$1,301,537
Note Payable – Related Party	0	37,326
Accounts Payable	4,375,958	3,102,229
Deferred Revenue	19,479	41,190
Deferred Income Taxes	0	470,205
Accrued Expenses and Other Current Liabilities	1,280,999	1,250,756
Current Liabilities of Discontinued Operations	4,093,884	5,089,019
Total Current Liabilities	11,394,965	11,292,262

Long-Term Liabilities	10,047,534	14,188,265

Shareholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	0	0
Common Stock, $.001 par value:
Authorized Shares — 200,000,000
Issued Shares — 71,125,024 as of September 30 and 70,295,024 as of December 31
Outstanding Shares — 65,608,068 as of September 30 and 67,646,350 as of December 31	71,125	70,295
Additional Paid in Capital	105,922,553	106,524,393
Accumulated Deficit	(51,859,918)	(11,245,536)
Accumulated Other Comprehensive Income	10,264	1,139,715
Treasury Stock – 5,516,956 as of September 30 and 2,648,674 as of December 31	(2,096,106)	(843,881)
Total Shareholders’ Equity	52,047,918	95,644,986
Total Liabilities and Shareholders’ Equity	$73,490,417	$121,125,513

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KOWABUNGA!  INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (“Unaudited”)

Nine and Three Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Net Revenue	$39,417,962	$19,179,673	$14,461,135	$7,720,683
Cost of Revenue	24,646,500	6,631,166	9,570,993	3,041,034
Gross Profit	14,771,462	12,548,507	4,890,142	4,679,649
Operating Expenses
Selling, General and Administrative	16,733,456	13,545,425	5,196,901	4,584,449
Impairment of Intangible Assets	11,509,957	0	0	0
Amortization of Purchased Intangibles	1,557,328	1,683,787	472,427	570,919
Loss from Continuing Operations	(15,029,279)	(2,680,705)	(779,186)	(475,719)
Other Income(Expenses)
Interest Income	9,539	19,387	3,762	25
Interest Expense	(590,928)	(646,365)	(188,425)	(216,366)
Other Income, Net	13,820	37,450	13,820	6,732
Loss from continuing operations before taxes on income	(15,596,848)	(3,270,233)	(950,029)	(685,328)
Income Tax Benefit	(4,926,227)	(1,071,966)	(374,342)	(119,947)
Net Loss from Continuing Operations	(10,670,621)	(2,198,267)	(575,687)	(565,381)
(Loss) Profit from Discontinued Operations net of Tax Benefit (see Note 11)	(29,943,761)	1,352,424	(3,007,759)	595,461
Net (Loss) Profit	(40,614,382)	(845,843)	(3,583,446)	30,080
Accretion of Redeemable Preferred	0	(135,527)	0	0
Net Loss allocable to common shareholders	$(40,614,382)	$(981,370)	$(3,583,446)	$30,080

Per Common Share Data:
Basic
Loss from continuing operations	$(0.16)	$(0.03)	$(0.01)	$(0.01)
(Loss) Profit from discontinued operations	$(0.45)	$0.02	$(0.05)	$0.01
Loss	$(0.61)	$(0.01)	$(0.05)	$0.00
Diluted
Loss from continuing operations	$(0.16)	$(0.03)	$(0.01)	$(0.01)
(Loss) Profit from discontinued operations	$(0.45)	$0.02	$(0.05)	$0.01
Loss	$(0.61)	$(0.01)	$(0.05)	$0.00

Weighted Average Shares (Basic)	66,865,369	66,946,190	65,857,837	67,646,350
Weighted Average Shares (Diluted)	66,865,369	66,946,190	65,857,837	68,230,627

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KOWABUNGA!  INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

(“Unaudited”)

Nine Months Ended September 30, 2008

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
January 1, 2008	67,646,350	$70,295	$106,524,393	$(11,245,536)	$1,139,715	$(843,881)	$95,644,986

Adjustment for Contingent Shares	(500,000)	(500)	(999,500)				(1,000,000)

Options Exercised	100,000	100	12,900				13,000

Purchases of Treasury Stock	(212,700)					(160,375)	(160,375)

Stock Based Compensation Expense			18,926				18,926

Settlement Agreement	(2,655,582)					(1,091,850)	(1,091,850)

Restricted Stock Units	830,000	830	38,234				39,064

Separation Agreement	400,000	400	327,600				328,000

Other Comprehensive Loss:
Net Loss, September 30, 2008				(40,614,382)			(40,614,382)
Unrealized Loss on Securities					(5,281)		(5,281)
Fair Value adjustment for Derivatives					(6,203)		(6,203)
Foreign Currency Translation					(1,117,967)		(1,117,967)
Comprehensive Loss							(41,743,833)

Balance at September 30, 2008	65,608,068	$71,125	$105,922,553	$(51,859,918)	$10,264	$(2,096,106)	$52,047,918

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KOWABUNGA!  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

	2008	2007
Operating Activities
Net Loss	$(40,614,382)	$(845,843)
Adjustments to reconcile Net Loss to net cash provided by operating activities:
Depreciation and Amortization	6,309,886	6,398,301
Impairment of Assets	45,059,438	0
Provision for Doubtful Accounts	1,066,611	449,601
Deferred Taxes	(7,775,280)	(419,408)
Stock Based Compensation	385,990	934,582
Stock Based Settlement	(1,091,850)	0
Excess Tax Benefits from Stock Option Exercises	0	(689,112)
Other	(3,224)	(7,820)
Change in operating assets and liabilities:
Restricted Cash	387,203	(85,209)
Accounts Receivable	1,746,146	(2,487,416)
Prepaid Expenses and Other Assets	153,442	(839,523)
Refundable Corporate Income Taxes	(17,049)	211,559
Accounts Payable	1,533,411	(1,399,342)
Deferred Revenue	(90,845)	(388,486)
Other Accrued Expenses and Current Liabilities	(973,325)	1,113,051
Net cash provided by operating activities	6,076,172	1,944,935

Investing Activities
Purchases of Equipment and Software	(1,935,328)	(1,109,069)
Purchase of Names Database	(2,413,805)	(2,299,657)
Other Investing Activities	0	(132,332)
Net cash used in investing activities	(4,349,133)	(3,541,058)

Financing Activities
Principal Payments Made on Installment Notes Payable	(987,394)	(242,245)
Advances from Line of Credit	31,399,228	12,095,000
Payments on Line of Credit	(31,985,000)	(12,028,000)
Proceeds from Equity Transactions, net of issuance costs	13,000	235,935
Treasury Shares Repurchased	(160,375)	0
Excess Tax Benefits from Stock Option Exercises	0	689,112
Dividends Paid on Redeemable Preferred	0	(279,917)
Net cash (used in) provided by financing activities	(1,720,541)	469,885
Effect of exchange rate Changes on Cash and Cash Equivalents	(11,595)	40,170
Net Change – Cash and Cash Equivalents	(5,097)	(1,086,068)
Cash and Cash Equivalents, Beginning of Period	2,578,246	3,031,488
Cash and Cash Equivalents, End of Period	$2,573,149	$1,945,420

Supplemental Information
Interest Paid	$618,282	$649,206
Income Taxes Paid (Refunded), Net	$48,804	$(113,219)

Non Cash Investing and Financing Activities

The Company purchased equipment totaling $682,729 under capital lease arrangements during the nine months ended September 30, 2008.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Kowabunga! Inc.
Footnotes to Consolidated Financial Statements (“Unaudited”)
September 30, 2008 and 2007

Note 1 – Accounting Policies

The significant accounting policies of Kowabunga!® Inc, f/k/a Think Partnership Inc. (the “Company”) are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations.

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

Note 2 - Property and Equipment

The net carrying value of property and equipment at September 30, 2008 and December 31, 2007 was:

	September 30, 2008	December 31, 2007
Furniture & Fixtures	$659,206	$641,187
Equipment	2,560,388	1,531,739
Software	2,560,816	2,020,687
Leasehold Improvements	286,015	25,764
Assets Not Yet in Service	755,680	0
Subtotal	6,822,105	4,219,377
Less: Accumulated Depreciation and Amortization	2,173,758	1,199,277
Net Property & Equipment from Continuing Operations	$4,648,347	$3,020,100
Net Property & Equipment from Discontinued Operations	$1,171,961	$1,659,441

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

During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments.  As a result of the consolidation, our network segment, which previously contained four separate reporting units, was consolidated into one operating unit.   Also as a result of the consolidation our direct segment, which previously contained six reporting units, was consolidated into three reporting units containing similar economic characteristics.    Our advertising segment consisted of two reporting units based on their geographic region.  The goodwill associated with the reporting unit based in the United Kingdom was tested for impairment during the first quarter as the operations of that unit were being discontinued.  The Company determined that it had an impairment of goodwill associated with the United Kingdom based reporting unit within our Advertising segment at that time.  During the second quarter of 2008 the Company made the decision to divest the remaining assets within its Advertising segment as well as two of the units within its Direct Segment.  As a result of the Company’s plan to divest certain assets and due to the recent decline in the Company’s stock price and market capitalization, the Company decided to test all of its reporting units as of June 30, 2008 for impairment.  When completing step 1 of the impairment tests for all of the Company’s reporting units the Company determined that the carrying values of five of the Company’s reporting units had indicators of impairment.  During this process the Company determined that the following five reporting units were impaired, internal offers, online dating, domestic advertising, lead generation and our online education properties. Of these five, two are included in the Company’s continuing operations with the remaining three included in discontinued operations. The Company completed the step 2 analysis required by SFAS No. 142. During the second quarter the Company recognized goodwill impairment charges of $11,308,120 and other impairment charges of $201,837 relating to the Company’s continuing operations and recognized no additional charges related to continuing operations during the third quarter. The Company recognized goodwill impairment charges of $30,773,619 and other impairment charges of $2,775,862 in relation to reporting units included in discontinued operations for the nine months ended September 30, 2008. Additionally the Company recognized $4,172,524 of the goodwill impairment charges and $275,188 of other impairment charges during the three months ended September 30, 2008. These charges were made to bring certain assets held for sale down to their fair values less cost to sell. The values were determined based on current negotiations with interest parties. The remaining charges were taken in previous quarters during 2008.

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

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets.  During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments. All prior periods have been adjusted for the new presentation.  The following is a schedule of the Company’s intangible assets from its continuing operations, by segment, as of September 30, 2008:

Network Segment
	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	$861,445	$163,566
Customer Relations	5 Years	3,400,000	2,248,889	1,151,111
Website Code and Development	5 Years	4,210,000	2,216,229	1,993,771
Trademarks	Indefinite	590,000	––	590,000
Goodwill		18,519,088	––	18,519,088
Totals		$27,744,099	$5,326,563	$22,417,536

Direct Segment – Continuing Operations
	Term	Initial Value	Impairment	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$569,000		$352,446	216,554
Names Database (1)	1-2 Years	9,703,454		6,919,923	2,783,531
Customer Relations	5 Years	495,000		307,383	187,617
Software	5 Years	95,000		60,958	34,042
Vendor Relations	3 Years	82,000	(1,139)	80,861
Reference Materials	4 Years	571,000	(130,698)	426,802	13,500
Tradenames	Indefinite	632,000	(70,000)		562,000
Goodwill		22,710,842	(11,308,120)		11,402,722
Totals		$34, 858,296	$(11,509,957)	$8,148,373	15,199,966

Company Totals
	Initial Value	Impairment	Accumulated Amortization	Net Carrying Value
Goodwill	$41,229,930	$(11,308,120)	$––	$29,921,810
Indefinite Life Intangibles	$1,222,000	$(70,000)	$––	$1,152,000
Other Intangibles	$20,150,465	$(131,837)	$13,474,936	$6,543,692

(1)  Amortization of Names Database included in cost of revenue for the nine months ended September 30, 2008 and 2007 was $2,354,004 and $2,044,235, respectively.  Amortization included in cost of revenue for the three months ended September 30, 2008 and 2007 was $772,071 and $757,297, respectively.

The Company’s amortization expense over the next five years is as follows:

2008	$1,228,083
2009	3,574,063
2010	1,522,722
2011	218,824
2012	––
Thereafter	––
Total	$6,543,692

The following is a schedule of the Company’s intangible assets from its discontinued operations, by segment, as of September 30, 2008:

Direct Segment – Discontinued Operations
	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$940,000	$(415,721)	$524,279	$––
Customer Relations	5 Years	99,000	––	99,000	––
Software	5 Years	3,140,584	(177,919)	1,795,727	1,166,938
Client Lists	7 Years	416,000	––	217,595	198,405
Vendor Relations	3 Years	2,600,000	(1,435,833)	1,094,167	70,000
Tradenames	Indefinite	300,000	47,791	––	347,791
Goodwill		32,420,756	(26,520,756)	––	5,900,000
Totals		$39,916,340	$(28,502,438)	$3,730,768	$7,683,134

Advertising Segment – Discontinued Operations
	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$725,000	$(102,374)	$555,751	$66,875
Customer Relations	8 Years	1,890,000	––	826,875	1,063,125
Supplier Relations	3 Years	28,000	(10,832)	17,168	––
Software Tools	5 Years	175,000	(32,083)	142,917	––
Trademarks	Indefinite	941,000	(351,000)	––	590,000
Goodwill (2)		4,252,863	(4,252,863)	––	––
Totals		$8,011,863	$(4,749,152)	$1,542,711	$1,720,000

(2)  See Note 8.

Note 4 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accrued Expenses	$364,003	$315,551
Accrued Affiliate Payments	226,208	652,973
Accrued Payroll Liabilities	361,649	218,378
Capital Leases – Current Portion	325,164	0
Other	3,975	63,854
Total	$1,280,999	$1,250,756

Note 5 – Long Term Liabilities

The long term liabilities consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Notes Payable – Net of Current Portion	$9,288,550	$11,099,463
Deferred Income Taxes	0	2,494,539
Deferred Rent	201,133	140,944
Capital Lease – Net of Current Portion	313,664	0
Other	6,203	0
Long Term Liabilities of Discontinued Operations	237,984	453,319
Total	$10,047,534	$14,188,265

Note 6 – Derivatives and Hedging Transactions

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

The Company has entered into an interest swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt.  At September 30, 2008, the Company had outstanding an interest rate swap agreement with Wachovia Bank N.A. (Wachovia), having a total notional amount of $5,000,000. This agreement effectively changes the Company’s interest rate exposure on its $5,000,000 floating rate note due February 15, 2011 to a fixed interest rate of 5.9%. The interest rate swap agreement matures at the time the related note matures. The Company is exposed to credit loss in the event of nonperformance by Wachovia in the interest rate swap agreement; however, the Company does not anticipate nonperformance and the related note is held by Wachovia. The Company has designated its interest rate swap as a cash flow hedge for accounting purposes. As a result, changes in the fair value of the swap are recorded as a component of other comprehensive income.  At September 30, 2008, a loss of $6,203 was recorded in Other Comprehensive Income (Loss) and is included in other long-term liabilities.

Changes in fair value on interest rate swaps are initially recorded in Other Comprehensive Income (Loss) and are subsequently reclassified to interest expense in the same period in which the variable cash flows affect earnings. Any ineffectiveness in the hedging relationship is recognized immediately in earnings. For the period ending September 30, 2008, there were no gains or losses recognized in earnings due to hedge ineffectiveness because the hedge was 100 percent effective.

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

Per the amended loan agreement with Wachovia, the Company is required to calculate its borrowing base monthly on a rolling twelve month basis.  As of September 30, 2008 the Company's availability under its Wachovia line of credit was approximately $7.5 million of which the Company has drawn $6.8 million.  Also, the Company has 0.7 million encumbered under a letter of credit for the benefit of its landlord at its current headquarters.

Note 8 – Adjustment for Contingent Shares

In April of 2006, the Company completed the acquisition of Web Diversity.  As part of the acquisition the Company issued 500,000 shares to the former shareholder of Web Diversity.  These shares were held in escrow pending certain performance goals to be reached over the following three year period.  At the time of the acquisition the Company incorrectly applied SFAS 141, Business Combinations (SFAS 141) as it related to the shares that were held in escrow.  The Company believed that the release of the shares held in escrow was probable at the time of acquisition; however, it could not be determined beyond a reasonable doubt as stated in SFAS 141.  The Company based this assumption on its extremely successful domestic pay-per-click business model and viewed the market in the United Kingdom as being poised for similar growth.  The Company has followed guidance from FASB 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 and SAB 108, Section N Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in considering the proper presentation and disclosures in our current filings.  The Company determined that the effect of the improper application was immaterial to the Company’s financial statements and therefore the Company has elected to modify the current period presentation.

Note 9 – Stock-based compensation plans

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options and restricted stock units from our 2005 Long-Term Incentive Plan. Option and restricted stock unit vesting periods are generally zero to three years.

As of September 30, 2008, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of September 30, 2008, we had 3.8 million shares available for grant under our 2005 Long-Term Incentive Plan.

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 17.4 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

On May 22, 2008, the Company granted 1,130,000 restricted stock units, of which 830,000 include performance conditions.  During the third quarter of 2008, 300,000 of the units granted in May were voided as all of the conditions were not met. Unrecognized compensation cost related to restricted stock units of $285,466 will be recognized over the weighted average remaining contractual term of 2.64 years.

The Company recorded stock-based compensation expense for all equity incentive plans of $385,990 and $934,582 for the nine months ended September 30, 2008 and 2007.  The Company recorded stock-based compensation income for all equity incentive plans of $177,065 and expense of $319,356 for the three months ended September 30, 2008 and 2007, respectively.

During the third quarter of 2008, the Company recalculated its projected forfeiture rate as it applies to stock-based compensation based on an analysis of historical data and recent trends.  The forfeiture rate was changed from 9.25% to 17.4% of all non-vested stock options.  The impact of this change in estimate was to reduce operating expenses and increase net income for the quarter by $42,859, which increased both basic and diluted earnings per share by $0.00.  Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.

During the third quarter of 2008, the Company realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive departures from the Company. The impact of these events was a reduction in operating expenses and increase in net income of approximately $283,867, which increased both basic and diluted earnings per share by $0.00.

At September 30, 2008, the aggregate intrinsic value of all outstanding options was $30,552 with a weighted average remaining contractual term of 5.10 years, of which 1,440,181 of the outstanding options are currently exercisable with an aggregate intrinsic value of $30,552, a weighted average exercise price of $1.77 and a weighted average remaining contractual term of 5.52 years.  The total intrinsic value of options exercised during the nine and three months ended September 30, 2008 was $34,000 and $0, respectively.  The total intrinsic value of options exercised during the nine and three months ended September 30, 2007 was $2,260,344 and $0, respectively.  The total compensation cost at September 30, 2008 related to non-vested awards not yet recognized was $963,142 with an average expense recognition period of 2.24 years.

The following table summarizes information about stock option activity during the nine months ended September 30, 2008 and 2007 respectively.

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	3,604,647	$1.86	4,092,982	$1.70
Granted	3,574,832	$0.69	210,000	$2.67
Forfeited or Expired	(1,261,465)	$1.86	(771,052)	$2.60
Exercised	(100,000)	$0.13	(761,950)	$0.13
Outstanding, End of Period	5,818,014	$1.17	2,769,980	$1.95
Exercisable, End of Period	1,440,181	$1.77	1,656,480	$1.59

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 were $0.22 and $1.15, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the nine months ended September 30, 2008 and 2007 was $13,000 and $256,136, respectively.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.  The fair value of options granted was estimated assuming the following weighted averages:

	2008	2007
Expected Life (in years)	3.50	3.50
Volatility	81.5%	76.5%
Risk Free Interest Rate	2.78%	4.61%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Warrants Outstanding

As of September 30, 2008, the Company has outstanding warrants for the potential issuance of 8,345,452 shares of common stock. These warrants were primarily issued in connection with private placements and debt issuances. Exercise prices range from $1.00 to $4.00.

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

The Company identified an error in its prior period financial statements related to the income tax accounting for share based compensation expense recognized related to incentive stock options.  The Company previously recognized a tax benefit on the option exercises due to anticipated disqualifying dispositions.  Management concluded that the impact of the entry on the prior period results and the current quarter and year to date results was immaterial, and recorded an entry for $270,000 related to this item in the second quarter.

The Company assessed the deferred tax assets and concluded that the realization was more likely than not due to projected taxable income.

Note  11 – Discontinued Operations:

During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising operations which comprised its Advertising Segment as well as its Online Dating and Ilead Media operations which were a portion of its Direct Segment. As a result, the related assets are classified as held for sale and their respective carrying values have been adjusted down to their estimated fair value less selling costs. The write down to fair value resulted in a charge to loss from discontinued operations of approximately $30.5 million, net of tax benefit for the nine months ended September 30, 2008 and approximately $4.4, net of tax benefit for the three months ended September 30, 2008. Additionally, the results of operations of these reporting units have been reported as a profit or loss from discontinued operations in the consolidated statements of operations. The table below summarizes financial results for the assets classified as held for sale:

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Net sales	$23,101,029	$34,280,980	$6,723,340	$11,140,294
(Loss) Profit from discontinued operations before income taxes	$(32,793,904)	$2,058,535	$(3,566,944)	$850,654
Income Tax ( Benefit) Expense	(2,850,143)	706,111	(559,185)	255,193
(Loss) Profit from discontinued operations	$(29,943,761)	$1,352,424	$(3,007,759)	$595,461

Note 12 – Net (Loss) Income Per Common Share.

Net (loss) income per share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net (loss) income per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and diluted earnings per share:

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Denominator – Shares
Basic weighted-average shares	66,865,369	66,946,190	65,857,837	67,646,350
Stock Options and other contingently issuable shares	495,166	1,752,936	314,433	584,277
Antidilutive stock options and contingently issuable shares	(495,166)	(1,752,936)	(314,433)	0
Diluted weighted-average shares	66,865,369	66,946,190	65,857,837	68,230,627

Note 13 – Impact of New Accounting Standards Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 provides guidance on certain disclosures about credit derivatives and certain guarantees and clarifies the effective date of SFAS 161. We do not expect FSP FAS 133-1 and FIN 45-4 to have a material impact on its consolidated financial position or results of operations.

Note 14 – Accounting for Contingent Consideration

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

Acquired Entity	Maximum Future Cash Consideration	Maximum Future Stock Consideration ($ value(1))	Maximum Earnout Consideration ($ value)
Morex Marketing Group LLC	$14,125,112	$14,125,112	$28,250,224

The earnout period for the acquisition of Real Estate School Online, Inc. expired on September 30, 2008.  The financial results for this entity were not sufficient to trigger any earnout payments and therefore no further compensation was paid to the former shareholder of the entity.

During August 2006, the Company restructured the earnout provisions for five of its prior merger agreements.  All of the restructured agreements provide for the potential earnout payments to be made solely in the Company’s common stock.  The table below lists the maximum number of shares that the previous shareholders will be entitled to under the restructured agreements.

Acquired Entity	Maximum Future Stock Consideration (Shares)(2)
KowaBunga!	62,267
PrimaryAds	2,016,320
Litmus Media, Inc.	3,138,241
WebDiversity, Ltd.	290,578
iLead Media, Inc.(3)	269,104
Totals	5,776,510

As of September 30, 2008, there are no liabilities under any other earnout agreements.

In addition, the former shareholders of the above acquisitions were granted a total of 955,000 options which were allocated to the purchase price.

(1)   The number of shares is dependent on future prices of the Company’s common stock.

(2)   Value of shares is dependent on future prices of the Company’s common stock.

(3)   Two of the former shareholders of iLead Media, Inc. forfeited their rights to their earnout shares per settlement agreements dated June 27, 2008 and September 5, 2008.

Note 15 – Separation Agreement

Effective as of April 24, 2008, the Company and Scott P. Mitchell entered into a Separation Agreement and a Consulting Agreement, pursuant to which Mr. Mitchell resigned as a member of its Board of Directors, effective April 24, 2008. On April 18, 2008, Mr. Mitchell resigned his position as the Chief Executive Officer and President of the Company.

Pursuant to the Agreements, the Company granted Mr. Mitchell, under the Company’s 2005 Long Term Incentive Plan, 400,000 unrestricted shares of the Company’s common stock, $.001 par value per share, in consideration for providing consulting services to the Company for six months.  The Company recorded a charge of $328,000 during the second quarter relating to the fair value of the stock.  Mr. Mitchell’s Employment Agreement with the Company, dated August 3, 2006, was terminated.  All of his options and warrants received directly from the Company, whether vested or unvested, were forfeited.  Mr. Mitchell had a total of 725,000 options and warrants with exercise prices ranging from $1.69 to $2.40 per share.  Mr. Mitchell and the Company exchanged releases.  Mr. Mitchell agreed not to sell more than 50,000 shares of the stock grant he received under the Agreements in any weekly period on the open market, and for 12 months he agreed not  to engage in any business that competes with the Company in the U.S. and in  certain foreign jurisdictions or solicit any of the Company’s employees or customers.

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

On September 5, 2008, the Company entered into a Settlement Agreement and Mutual Release with David Nelson, a former Company executive. The Agreement settled the litigation and claims which the Company brought against Mr. Nelson in U.S. District Court for the District of Utah. Pursuant to the Agreement, the Company received 296,176 shares of the Company’s common stock owned by Mr. Nelson; $100,000 in immediately available funds; and all his vested stock options were forfeited; all claims to any earnout payments, which he acquired from the April 27, 2006 sale of iLead Media, Inc. to the Company, were forfeited.. Mr. Nelson further agreed for eighteen months not to engage in any business that competes with certain businesses of the Company or to solicit any of the Company’s employees and not to interfere with any business relationships between the Company and its customers or vendors.  Mr. Nelson and the Company exchanged full general releases excepting only claims that arise out of or relate to the Agreement.  The stock was recorded at its fair value on September 5.  The Company offset legal fees directly related to the lawsuit against the value of the stock when presenting the gain from the settlement which is included in discontinued operations.

Note 17 – Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, the Company consolidated its Direct and Consumer Services segments under one Executive Officer. During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising operations and ceased operations of its Web Diversity subsidiary which in total comprised its Advertising Segment.  The Company also made a decision to divest its Online Dating and Ilead Media operations which were a portion of its Direct Segment.  All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments.  The Company had two operating segments as of September 30, 2008: network and direct   The Company evaluates the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit and operating profit or loss for all reportable segments.  The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment
	Nine months ended September 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$32,464,620	82.36	$12,589,534	65.64
Direct	7,923,788	20.10	7,365,412	38.40
Elimination	(970,446)	(2.46)	(775,273)	(4.04)
Total Revenue	$39,417,962	100.00	$19,179,673	100.00

Net Revenue by Industry Segment
	Three months ended September 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$12,355,076	85.44	$5,147,150	66.67
Direct	2,383,459	16.48	2,983,106	38.64
Elimination	(277,400)	(1.92)	(409,573)	(5.31)
Total Revenue	$14,461,135	100.00	$7,720,683	100.00

Gross Profit by Industry Segment
	Nine Months Ended September 30,		Three Months Ended September 30,
Segment	2008	2007	2008	2007
Network	$10,259,052	$8,232,059	$3,563,693	$2,940,533
Direct	4,920,304	4,574,182	1,433,549	1,885,000
Elimination	(407,894)	(257,734)	(107,100)	(145,884)
Total	$14,771,462	$12,548,507	$4,890,142	$4,679,649

(Loss) Profit before Income Taxes by Industry Segment
	Nine Months Ended September 30,		Three Months Ended September 30,
Segment	2008	2007	2008	2007
Network	$1,808,185	$1,814,253	$687,854	$497,090
Direct	(11,695,251)	345,368	(198,341)	475,197
Corporate	(5,709,782)	(5,429,854)	(1,439,542)	(1,657,615)
Total	$(15,596,848)	$(3,270,233)	$(950,029)	$(685,328)

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

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide world class marketing and technology solutions to businesses and individuals. Our business is organized into three segments:  Network, Direct, and Advertising.  During the second quarter we made the decision to divest the remaining assets in our Advertising segment as well as two of the units within our Direct segment.  As a result of this decision, these units are reported as discontinued operations in our financial statements.

We were incorporated in the State of Nevada in October 1987. As of October 20, 2008 we employed, through our operating subsidiaries, 164 persons. Our principal executive offices are located at 15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760. Our telephone number is (727) 324-0046. The address of our website is www.kowabunga.com.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, goodwill and amortizable intangibles and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our financial statements:

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

Other Critical Accounting Policies

All assets are depreciated over their estimated useful life using the straight line method. Intangible assets are amortized over their estimated lives using the straight line method. Goodwill and tradenames are tested for impairment annually or more frequently if we believe indicators of impairment exist per SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149.  This standard requires us to recognize all derivatives on the balance sheet at fair value. Our derivative qualifies as a cash flow hedge.  Therefore, the effective portion of the derivative fair value change is recorded through other comprehensive income or loss, a component of stockholders’ equity.

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

We record our trade accounts receivable based upon the invoiced amount and they are considered past due when full payment is not received by the specified credit terms.  We normally estimate the uncollectibility of our accounts receivable. The allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $105,000.

Liquidity and Capital Resources

This section describes our balance sheet and liquidity and capital commitments.  Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2008 and December 31, 2007 were approximately $2.6 million.  Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles.  As of September 30, 2008, the cash portion of these potential contingent payments totaled approximately $14.1 million which, if and to the extent earned, will likely become payable starting the first quarter of 2009 through the first quarter of 2010. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments.

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

Per the amended loan agreement with Wachovia we are required to calculate our borrowing base monthly on a rolling twelve month basis.  As of September 30, 2008 our availability under the Wachovia line of credit was approximately $7.5 million.  Our outstanding balance as of September 30, 2008 was approximately $7.5 million which includes approximately $0.7 million under a letter of credit with our landlord.  We believe that the current availability under our line of credit with Wachovia as well as our current cash flow from operations is sufficient to meet our current cash requirements.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, deferred income taxes, stock based compensation, impairment of assets and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2008 of approximately $6.1 million consisted primarily of net loss of approximately $40.6 million adjusted for non-cash items of $44.0 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, impairment of assets, deferred income taxes and approximately $2.7 million provided by working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2007 of approximately $1.9 million consisted primarily of net profit of approximately $0.8 million adjusted for non-cash items of $6.7 million, including depreciation, amortization of intangible assets, allowance for doubtful accounts, stock-based compensation, deferred income taxes and approximately $3.9 million used by working capital and other activities.

We used approximately $4.3 million and $3.5 million in investing activities during the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007 we used approximately $1.9 million and $1.1 million respectively to acquire equipment and software. We used approximately $2.4 million and $2.3 million during the nine months ended September 30, 2008 and 2007 to acquire data for our direct division.

We used approximately $1.7 million and received approximately $0.5 million in financing activities during the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008 we used approximately $0.2 million to purchase treasury shares while we paid down our outstanding debt by approximately $1.6 million.  During the nine months ended September 30, 2007 we used approximately $0.2 million to pay down debt and approximately $0.3 million for the payment of dividends due.  We generated approximately $0.2 million from the exercise of stock options during the nine months ended September 30, 2007 and the Company received tax savings of approximately $0.7 million in connection with the exercise of stock options.

Results of Operations

This section describes and compares our results of operations for the nine months ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008 and 2007

Operating Revenues

Operating revenues by business segment are presented below.

	Nine months ended September 30
Segment	2008	2007	% Change
Network	$32,464,620	$12,589,534	158%
Direct	7,923,788	7,365,412	8%
Elimination	(970,446)	(775,273)	25%
Total Revenue	$39,417,962	$19,179,673	106%

Revenue for the nine months ended September 30, 2008 increased approximately $20.2 million to approximately $39.5 million from the same period in the prior fiscal year.

Revenue from our Network segment increased by approximately $19.9 million to approximately $32.5 million for the nine months ended September 30, 2008.  Our search network contributed approximately $18.9 million in revenue during the first nine months of 2008, an increase of approximately $13.4 million over the prior year.   In January of 2008 we met certain performance goals detailed in our contract with our largest advertising partner.  Based on the contract in place we received an increase in our revenue share with this partner which in turn afforded us more buying power when approaching large affiliates.  This has resulted in the increased revenue throughout our search network.  Revenues from our affiliate networks were approximately $12.3 million compared to approximately $6.2 million for the same period a year ago, an increase of approximately $6.1 million.  The majority of the increase in revenue from our affiliate networks was provided by an increase in our PrimaryAds affiliate network due to us taking a primary position in our traffic.  We record revenue gross for all traffic in which we are the primary obligor.  Other revenue was approximately $1.3 million during the first nine months of 2008 as compared to approximately $0.9 million in 2007.  This increase was attributable to increased email revenue.

Revenue from our Direct segment contributed approximately $7.9 million during the nine months ended September 30, 2008 an increase of approximately $0.6 million from the previous year.   Revenue from our Baby to Bee property contributed approximately $6.9 million during the nine months ended September 30, 2008, as compared to approximately $6.5 million last year.  Revenue from our online education properties contributed approximately $1.0 million, an increase of $0.1 million over last year.

Gross Profit

Gross profits by business segment are presented below.

	Nine months ended September 30
Industry Segment	2008	2007
Network	$10,259,052	$8,232,059
Direct	4,920,304	4,574,182
Elimination	(407,894)	(257,734)
Total Gross Profit	$14,771,462	$12,548,507

The gross profits for the nine months ended September 30, 2008 were approximately $14.8 million, 37% of revenue.  In contrast the gross profits for the equivalent period in 2007 were approximately $12.5 million, 65% of revenue.

Gross profit from our Network segment for the nine months ended September 30, 2008 was approximately $10.3 million, 32% of revenue compared to approximately $8.2 million or 65% of revenue for the nine months ended September 30, 2007.  Gross profit from our search network contributed approximately $5.0 million, 26% of revenue, during the nine months ended September 30, 2008, an increase of $3.0 million from the prior years nine month  total of approximately $2.0 million, or 37% of revenue. The sharp decline in gross margin has been caused by overall market conditions in which online search marketing margins narrowed.  Gross profit from our affiliate networks contributed approximately $4.4 million during the nine months ended September 30, 2008, or 36% of revenue.  This was a decrease of $1.1 million from prior year in which our gross profit was approximately $5.5 million, or 89% of revenue.  The sharp decline in gross margin for our affiliate networks is a result of a change in our business model in which under certain circumstances we are taking the primary position in our traffic.

Gross profit from our Direct segment for the nine months ended September 30, 2008 was approximately $4.9 million, 62% of revenue compared to approximately $4.6 million or 62% of revenue for the nine months ended September 30, 2007.

Selling, General and Administrative Expenses

	Nine months ended September 30
Industry Segment	2008	2007
Network	$7,166,339	$5,048,508
Direct	4,848,377	3,907,551
Corporate	5,126,634	4,847,100
Elimination	(407,894)	(257,734)
Total Selling, General & Administrative Expenses	$16,733,456	$13,545,425

Selling, general and administrative expenses were approximately $16.7 million, 42% of revenue for the nine months ended September 30, 2008.  For the same period last year, these expenses totaled approximately $13.5 million, 71% of revenue.

Selling, general and administrative expenses in our Network segment for the nine months ended September 30, 2008 were approximately $7.2 million, 22% of revenue as compared to approximately $5.0 million, 40% of revenue for the same period last year.  This change was due to the varying revenue mix within this segment as well as the revenue increases described previously.  In our Direct segment, selling general and administrative expenses were approximately $4.8 million, 61% of revenue as compared to approximately $3.9 million, 53% of revenue for the same period last year. The increase in these costs as they relate to revenue in 2008 is due to increased telemarketing costs in our lead generation revenue stream.   Corporate overhead expenses increased to approximately $5.1 million from approximately $4.9 million for the nine months ended September 30, 2008 and 2007 respectively. The increase was mainly attributable to increased professional fees expenses relating to SOX 404 compliance, increased corporate payroll costs during the first quarter of 2008 and increased legal fees.

Amortization of purchased intangibles was approximately $1.6 and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively Impairment of assets relating to continuing operations for the nine months ended September 30, 2008 was approximately $11.5 million.  Of these charges approximately $9.3 million related to goodwill impairment charges relating to our lead generation reporting unit while approximately $2.2 million resulted from impairment charges relating to our online education properties.   We did not incur any impairment charges during the nine months ended September 30, 2007.

Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $0.6 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss from Continuing Operations

Net loss from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $10.7 million, $0.16 per share, and $2.2 million, $0.03 per share, respectively.

Discontinued Operations

Our net loss before income taxes from discontinued operations was approximately $32.8 million for the nine months ended September 30, 2008 as compared to a profit of approximately $2.1 million for the same period last year.  The net loss for the current year included impairment charges of approximately $33.5 million.  We incurred impairment charges of approximately $4.8 million in relation to our advertising assets, approximately $16.5 million relating to our online dating assets and approximately $12.2 million relating to our internal offers.  We did not incur any impairment charges for the nine months ended September 30, 2007.

Net loss from discontinued operations for the nine months ended September 30, 2008 was approximately $29.9 million, $0.45 per share, compared to a net profit from discontinued operations for the same period last year of approximately $1.4 million, $0.02 per share.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $40.6 million, $0.61 per share, and $1.0 million, $0.01 per share, for the nine months ended September 30, 2008 and 2007, respectively.

Results of Operations

This section describes and compares our results of operations for the three months ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008 and 2007

Operating Revenues

Operating revenues by business segment are presented below.

	Three months ended September 30
Segment	2008	2007	% Change
Network	$12,355,076	$5,147,150	140%
Direct	2,383,459	2,983,106	-20%
Elimination	(277,400)	(409,573)	-32%
Total Revenue	$14,461,135	$7,720,683	87%

Revenue for the three months ended September 30, 2008 increased approximately $6.7 million to approximately $14.5 million from the same period in the prior fiscal year.

Revenue from our Network segment increased by approximately $7.2 million to approximately $12.4 million for the three months ended September 30, 2008.  Our search network contributed approximately $7.7 million in revenue during the current quarter, an increase of approximately $5.2 million over the prior year.  In January of 2008 we met certain performance goals detailed in our contract with our largest advertising partner.  Based on the contract in place we received an increase in our revenue share with this partner which in turn afforded us more buying power when approaching large affiliates.  This has resulted in the increased revenue throughout our search network.  Revenues from our affiliate networks were approximately $4.0 million compared to approximately $2.3 million for the same period a year ago, an increase of approximately $1.7 million.  The majority of the increase in revenue from our affiliate networks was provided by an increase in our PrimaryAds affiliate network due to us taking a primary position in our traffic.  Other revenue was approximately $0.6 million and $0.4 million during the three months ended September 30, 2008 and 2007, respectively.  The increase in other revenue was the result of email distribution revenue.

Revenue from our Direct segment contributed approximately $2.4 million during the three months ended September 30, 2008 a decrease of approximately $0.6 million from the previous year.   Revenue from our Baby to Bee property contributed approximately $2.0 million during the three months ended September 30, 2008, a decrease of approximately $0.6 million compared to last year.  Revenue from our online education properties contributed approximately $0.3 million, a slight increase over last year.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended September 30
Industry Segment	2008	2007
Network	$3,563,693	$2,940,533
Direct	1,433,549	1,885,000
Elimination	(107,100)	(145,884)
Total Gross Profit	$4,890,142	$4,679,649

The gross profits for the three months ended September 30, 2008 were approximately $4.9 million, 34% of revenue.  In contrast the gross profits for the equivalent period in 2007 were approximately $4.7 million, 61% of revenue.

Gross profit from our Network segment for the three months ended September 30, 2008 was approximately $3.6 million, 29% of revenue compared to approximately $2.9 million or 57% of revenue for the three months ended September 30, 2007.  Gross profit from our search network contributed approximately $1.8 million, 24% of revenue, during the three months ended September 30, 2008, an increase of $1.0 million from the prior years third quarter total of approximately $0.8 million, or 34% of revenue. The sharp decline in gross margin has been caused by overall market conditions in which online search marketing margins narrowed.  Gross profit from our affiliate networks contributed approximately $1.3 million during the three months ended September 30, 2008, or 32% of revenue.  The prior year’s gross profit was approximately $1.8 million, or 78% of revenue.  The sharp decline in gross margin for our affiliate networks is a result of a change in our business model in which under certain circumstances we are taking the primary position in our traffic.

Gross profit from our Direct segment for the three months ended September 30, 2008 was approximately $1.4 million, 60% of revenue compared to approximately $1.9 million or 63% of revenue for the three months ended September 30, 2007.   The decline in total gross margin was due to decreased revenue and margin in our lead generation properties.

Selling, General and Administrative Expenses

	Three months ended September 30
Industry Segment	2008	2007
Network	$2,470,411	$1,980,829
Direct	1,578,151	1,296,852
Corporate	1,255,439	1,452,652
Elimination	(107,100)	(145,884)
Total Selling, General & Administrative Expenses	$5,196,901	$4,584,449

Selling, general and administrative expenses were approximately $5.2 million, 36% of revenue for the three months ended September 30, 2008.  For the same period last year, these expenses totaled approximately $4.6 million, 59% of revenue.

Selling, general and administrative expenses in our Network segment for the three months ended September 30, 2008 were approximately $2.5 million, 20% of revenue as compared to approximately $2.0 million, 38% of revenue for the same period last year. This change was due to the varying revenue mix within this segment as well as the revenue increases described previously.  In our Direct segment, selling general and administrative expenses were approximately $1.6 million, 66% of revenue as compared to approximately $1.3 million, 43% of revenue for the same period last year. The increase in these costs as they relate to revenue in 2008 is due to increased telemarketing costs in our lead generation revenue stream.   Corporate overhead expenses were approximately $1.3 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively.

Amortization of purchased intangibles was approximately $0.5 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively.

Interest expense for the three months ended September 30, 2008 and 2007 was approximately $0.2 million.  We will continue to incur the same levels of interest expense until we pay down our current and long term debt assuming interest rates remain consistent.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $0.6 million, $0.01 per share, and $0.6 million, $0.01 per share, respectively.

Discontinued Operations

Our net loss before taxes from discontinued operations was approximately $3.6 million for the three months ended September 30, 2008 as compared to a profit of approximately $0.9 million for the same period last year. The net loss for the current quarter included impairment charges of approximately $4.4 million.  We incurred impairment charges during the current quarter of approximately $1.6 million in relation to our advertising assets and approximately $2.8 million relating to our online dating assets.  We did not incur any impairment charges for the three months ended September 30, 2007.

Net loss from discontinued operations for the three months ended September 30, 2008 was approximately $3.0 million, $0.05 per share, compared to a net profit from discontinued operations for the same period last year of approximately $0.6 million, $0.01 per share.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $3.6 million, $0.05 per share, and $0.0 million, $0.00 per share, for the three months ended September 30, 2008 and 2007, respectively.

Other Financial Information

Revenue	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Network
Search	$1,264,201	$1,791,985	$2,449,907	$3,335,107	$5,488,489	$5,707,106	$7,692,712
Affiliate	2,069,033	1,786,705	2,313,020	2,792,200	3,908,547	4,382,496	4,024,888
Other	240,892	289,568	384,223	292,205	308,300	314,606	637,476
Direct
Lead Generation	1,801,955	1,999,323	2,663,164	2,544,338	2,460,485	2,437,826	2,037,449
Online Education	349,574	231,454	319,942	185,689	365,558	276,461	346,010
Elimination	(93,632)	(272,068)	(409,573)	(533,498)	(420,720)	(272,327)	(277,400)
Total Revenue	$5,632,023	$5,826,968	$7,720,683	$8,616,041	$12,110,659	$12,846,168	$14,461,135

Gross Profit	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Network
Search	$440,686	$780,634	$821,307	$1,103,492	$1,584,790	$1,570,297	$1,836,266
Affiliate	1,985,204	1,680,867	1,797,908	1,795,045	1,386,524	1,723,266	1,294,449
Other	177,507	226,627	321,318	196,908	203,225	227,257	432,978
Direct
Lead Generation	1,147,800	1,273,646	1,761,211	1,495,860	1,536,798	1,501,935	1,180,169
Online Education	252,783	14,954	123,789	94,638	266,725	181,297	253,380
Elimination	(34,907)	(76,943)	(145,884)	(60,413)	(165,028)	(135,766)	(107,100)
Total Revenue	$3,969,073	$3,899,785	$4,679,649	$4,625,529	$4,813,034	$5,068,286	$4,890,142

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, we consolidated our Direct and Consumer Services segments under one Executive Officer. During the second quarter of 2008, we made a decision to divest our MarketSmart Advertising operations and ceased operations of our Web Diversity subsidiary which in total comprised our Advertising Segment.  As well, we made a decision to divest our Online Dating and Ilead Media operations which were a portion of our Direct Segment.  All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments.  We had two operating segments as of September 30, 2008: network and direct. We evaluate the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments.  We currently only tracks certain assets at the segment level and therefore assets by segment are not presented below.  The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment
	Nine months ended September 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$32,464,620	82.36	$12,589,534	65.64
Direct	7,923,788	20.10	7,365,412	38.40
Elimination	(970,446)	(2.46)	(775,273)	(4.04)
Total Revenue	$39,417,962	100.00	$19,179,673	100.00

Net Revenue by Industry Segment
	Three months ended September 30
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$12,355,076	85.44	$5,147,150	66.67
Direct	2,383,459	16.48	2,983,106	38.64
Elimination	(277,400)	(1.92)	(409,573)	(5.31)
Total Revenue	$14,461,135	100.00	$7,720,683	100.00

Gross Profit by Industry Segment
	Nine Months Ended September 30,		Three Months Ended September 30,
Segment	2008	2007	2008	2007
Network	$10,259,052	$8,232,059	$3,563,693	$2,940,533
Direct	4,920,304	4,574,182	1,433,549	1,885,000
Elimination	(407,894)	(257,734)	(107,100)	(145,884)
Total	$14,771,462	$12,548,507	$4,890,142	$4,679,649

(Loss) Profit before Income Taxes by Industry Segment
	Nine Months Ended September 30,		Three Months Ended September 30,
Segment	2008	2007	2008	2007
Network	$1,808,185	$1,814,253	$687,854	$497,090
Direct	(11,695,251)	345,368	(198,341)	475,197
Corporate	(5,709,782)	(5,429,854)	(1,439,542)	(1,657,615)
Total	$(15,596,848)	$(3,270,233)	$(950,029)	$(685,328)

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

Our interest rate risk is monitored by periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next two years are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2011 based on debt outstanding at September 30, 2008 and weighted average interest rates for the debt maturing in each specified period.

	2008	2009	2010	2011
Fixed Rate Debt	$397,112	$1,648,970	$1,749,768	$302,117
Weighted average interest rate	5.90%	5.90%	5.90%	5.90%

Variable rate debt	––	––	––	$6,815,228
Weighted average interest rate	––	––	––	6.43%

The table above does not reflect indebtedness incurred after September 30, 2008.  Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

None

(b)

None

(c)

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	17,800	$1.21	17,800	$4,978,425
February 2008	57,000	$1.15	57,000	$4,912,865
March 2008	22,600	$1.02	22,600	$4,889,844
May 2008	25,300	$0.59	25,300	$4,875,033
August 2008	90,000	$0.39	90,000	$4,839,624
Totals	212,700	$1.02	212,700

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

(a)

The Company held its Annual Meeting of Shareholders on September 9, 2008.

(b)

Response included below in (c).

(c)

At the Annual Meeting, shareholders of the Company elected Jack Balousek, Robert T. Geras, George Mellon, Joshua Metnick, Charles Pope and Mitch Tuchman to serve as the Company’s directors until their respective successors are elected and qualified. The shareholders approved the amendment of the Company’s Articles of Incorporation to change the name of the Company from “Think Partnership Inc.” to “KowaBunga! Inc.” The shareholders also approved the amendment to the Company’s 2005 Long-Term Incentive Plan to eliminate the annual limit for share grants to any one participant and to provide that such Plan shall be governed by the laws of the State of Florida. The number of votes cast for and against, and the number of abstentions and broker non-votes, with respect to each shareholder vote is set forth below:

Action	For	Against	Abstain	Broker Non-Votes
Election of Board of Directors
Mitch Tuchman	34,870,471	0	2,087,277	10,969,018
Charles Pope	34,827,541	0	2,040,207	10,969,018
Jack Balousek	34,827,541	0	2,040,207	10,969,018
Robert T. Geras	21,355,463	0	15,512,285	10,969,018
George Mellon	21,356,029	0	15,511,719	10,969,018
Joshua Metnick	21,475,415	0	15,392,333	10,969,018

Adoption of the amendment to the Company's Articles of Incorporation to change the name of the company to Kowabunga! Inc.	36,044,930	633,228	189,590	10,969,018

Adoption of certain amendments to the Company's 2005 Long-Term Incentive Plan	32,226,773	4,329,545	311,430	10,969,018

(d)

Not applicable.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2008.

KOWABUNGA! INC.

By:	/s/ STAN ANTONUK
Stan Antonuk
Chief Executive Officer

By:	/s/ JODY BROWN
Jody Brown,
Chief Financial Officer and Treasurer