Form 10-K
period 2008-12-31
KOWABUNGA! INC.
filed 2009-03-31
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number001-32442

KOWABUNGA! INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760

(Address of Principal Executive Offices) (Zip Code)

(727) 324-0046

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock par value $0.001	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE Amex Equities, was approximately $28,793,000. As of March 20, 2008, there were 65,608,068 shares of common stock, par value $.001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the year ended December 31, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans, future growth and market opportunities, which involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K under the heading “Risk Factors.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2009. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1.

BUSINESS

 Kowabunga! (f/k/a/ Think Partnership, Inc.) is a leading provider of interactive performance-based advertising networks and technology platforms. Our company provides a comprehensive and integrated set of scalable and cost-effective marketing solutions for both advertisers and publishers. These solutions increase customer retention and revenues through a diverse set of related marketing channels, including affiliate marketing, click-fraud-protected pay-per-click advertising, lead generation, interactive direct marketing, integrated offline advertising, campaign management, public relations, and branding. We also operate several direct-to-consumer services including online education and home business opportunities.

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we provide marketing and technology solutions to businesses and individuals. As of March 20, 2009, we employed 125 people and we operated in three locations across the United Sates. Our principal executive offices are located at 15550 Lightwave Drive, 3rd floor, Clearwater, Florida 33760. Our telephone number is (727) 324-0046. The address of our website is www.kowabunga.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.kowabunga.com. Any and all information found on our website is not part of, and not incorporated in, this or any other report we file with or furnish to the SEC.

Since 2002, we have acquired a total of fourteen companies which now serve as the platform for all of our business operations. At the beginning of 2008, our business was organized into three segments: Network Segment, Direct Segment, and Advertising Segment. In the second quarter of 2008, our board of directors decided to pursue the divestiture of the assets of our Advertising Segment, as well as the Cherish and iLead Media business units in our Direct Segment. As a result of this decision, these units (including the entire Advertising Segment) are reported as discontinued operations in our financial statements.

NETWORK SEGMENT

Our Network Segment provides performance-based marketing and technology solutions to advertisers and publishers. We help advertisers with driving traffic, obtaining leads and increasing conversions through affiliate marketing, search marketing, and lead generation. We help web publishers monetize their inventory by providing them access to high quality advertising inventory. Our brands include:

PrimaryAds™ (www.primaryads.com) is a leading CPA (cost per action) affiliate network matching high-converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates. Our email, search and website affiliates earn some of the industry’s highest commissions while driving traffic to various types of offers, including many exclusive offers.

ValidClick AdExchange™ (www.validclick.com) is an open, quality controlled PPC (pay per click) marketplace where clicks are dynamically priced based on FeedPatrol Click Fraud Technology and Fair Isaac Click Conversion Scoring. This exclusive technology alliance is leading the way to fair market pricing for PPC advertisers based on quality and conversions.

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

Kolimbo (www.kolimbo.com) is a traditional affiliate network that provides the ability for web-masters to partner with top merchants in retail, B2B and niche product categories, to monetize their advertising inventory.

DIRECT SEGMENT

Our Direct Segment provides lead generation services and develops and sells direct-to-consumer membership programs. These businesses are conducted principally through two business units: Morex and Real Estate School Online, Inc.

Morex is a life stage, lead generation business that focuses on marketing to expectant mothers and new parents through the Internet at www.babytobee.com. As the leader in prenatal and new parent e-mail and direct mail distribution, Morex generates leads both online and over the phone, then markets those leads to Consumer Package Goods manufacturers and advertisers.

Real Estate School Online (www.realestateschoolonline.com) sells accredited real estate licensing courses, real estate continuing education courses, and real estate exam prep courses online, on CD-ROM, or by correspondence in twenty-seven states through Company-owned ecommerce web sites.

DISCONTINUED OPERATIONS

The following is a summary of the business units included in our discontinued operations:

iLead Media sells membership programs in the home-based business sector. These programs are sold directly to consumers through Company-owned ecommerce web sites. Customers are acquired on a cost-per-acquisition basis through both our internal affiliate marketing networks as well as through third party affiliate marketing networks. Subsequent to December 31, 2008, the Company decided to retain iLead Media as part of its continuing operations.

Cherish offered a variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. We completed the sale of Cherish in February 2009.

Market Smart Advertising (MSA), is a full-service, integrated marketing and communications firm providing traditional and interactive advertising, broadcast production, public relations, branding services, research, web development and mystery shopping. Ranked as the third largest agency in the Triangle region by the Triangle Business Journal, MSA’s diverse client list include UNC Health Care and SUBWAY® Restaurants among others. The Company is continuing to operate MSA until such time as a sale can be completed.

Web Diversity, based in the UK, provided paid search management and organic search optimization services until May of 2008 at which time the Company ceased operations

SUMMARY OF SALES AND MARKETING

Kowabunga markets itself through multiple channels to build awareness of our services and technologies in our target markets and to establish credibility and leadership in the marketplace. These methods include marketing materials, advertising, press coverage and other public relations efforts, direct marketing, trade shows, seminars and conferences, relationships with recognized industry analysts, partner programs, and our website.

Network Segment

The sales and marketing efforts for the Network Segment are grouped into specialized teams for each product. ValidClick AdExchange™, Primary Ads, MyAP™, Second Bite®, and Kolimbo each have a dedicated team of sales account executives, and new business development representatives that are focused on prospecting for new advertiser and publisher relationships, and maximizing the revenue potential of our current partnerships.

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

Discontinued Operations

iLead Media develops business through Internet advertising campaigns. iLead offers consistently rank among the top performers across all offers currently available from online advertisers by emphasizing conversion statistics and ultimate return on investment for affiliate networks and publishers. Primarily growing the business on a Cost Per Acquisition model, iLead is able to calculate the exact costs of advertising as well as the lifetime value of each customer.

INDUSTRY OVERVIEW

Online advertising spend as a function of total advertising spend has continued to grow in the United States. We believe, and market research supports, that despite a suffering economy, this online trend should continue as marketers look for opportunities to more efficiently drive and measure high converting traffic to their products and services. According to TNS Media Intelligence, interactive advertising is the fastest growing display medium. As marketers evaluate their marketing spend across channels, we believe the online medium, with its cost effective deployment and near real time response characteristics, will continue to attract an increasingly larger share of overall advertising spend. Additionally, we believe, as more and more consumers increase the amount of time they spend on the Internet relative to other mediums like television or radio, the online channel becomes increasingly attractive to marketers.

COMPETITIVE ANALYSIS

Kowabunga competes with various interactive advertising agencies, direct and digital marketing service providers, marketing technology system integrators, campaign management technology providers, and advertising networks. Specific examples include:

Network Segment

PrimaryAds’ primary competitors include ValueClick, AzoogleAds, and Hydra Media. We believe, however, that PrimaryAds is well positioned among these competitors because of its long-standing customer relationships and its commitment to provide superior customer service at competitive prices.

The ValidClick AdExchange™ primarily competes with Infospace, Google AdSense, and search engines such as Miva, LookSmart and SearchFeed.

Second Bite competes indirectly with other types of order recovery systems including LivePerson and UpSellit.

The main competitors for MyAP are Commission Junction, LinkShare, Share a Sale and Direct Track. MyAP differentiates from these competitors by providing solution-based products for a full spectrum of clients, from the do-it-yourself market to large clients seeking customized software and managed services tied to affiliate networks.

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

Discontinued Operations

iLead Media’s primary competitors include NeWave, Inc. (OnlineSupplier.com; NWWV.OB), Overstock.com (OSTK), and Education Success, Inc. (ESIOffers.com). iLead believes it has a competitive advantage due to the fact that it implements best practices from three unique but related business models (Lead Generation, Home Based Business Training, and Paid Membership Programs) to generate revenue throughout the entire user process (making the purchase of home based business materials, learning the home business program, and implementing fee based tools in carrying out their learned strategy).

RECENT DEVELOPMENTS

We have recently decided to bring the iLead Media business back into continuing operations The realignment of iLead Media with other Direct Marketing assets has created opportunities to leverage cost efficiencies and competitive advantages not previously being realized. We will focus this new segment towards the marketing of online continuity based products with mass market appeal.

On February 17, 2009, we divested the Cherish subsidiary. The sale included a $750 thousand dollar cash payment at closing and a potential one-time earnout payment based on 2008 annual net subscription revenue from the divested business. Under the terms and conditions of this earnout, we are entitled to receive a payment in 2010 equal to 50% of all net subscription revenue generated by the divested business in the 2009 calendar year that is above $2.0 million dollars. The cash proceeds of the sale were used to partially offset the term note with Wachovia Bank, N.A.

On March 18, 2009, we renegotiated the terms and conditions of our loan agreements with Wachovia Bank N.A. Under the new agreement, we have the ability to draw working capital through October 1, 2009 equal to the lesser of 2 times trailing twelve months EBITDA, minus any other company amounts outstanding with Wachovia N.A. under letters of credit or the term note, or $8.0 million dollars. Upon the earlier of the sale of certain assets, if applicable, included in discontinued operations, or October 1, 2009, the multiple on EBITDA is reduced from 2 to 1.5. In addition, the total amount of revolving credit drops from a maximum of $8.0 million to $6.0 million on October 1, 2009. The maturity dates of the loan agreements were accelerated from February 27, 2011 to March 31, 2010.

On March 23, 2009, we announced our employment agreement between with Gail Babitt. Effective March 30, 2009, Ms. Babitt will join Kowabunga as its Chief Financial Officer.

EMPLOYEES

As of March 20, 2009 we employed, through our operating subsidiaries, 125 full-time employees. None of these persons are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

INTELLECTUAL PROPERTY RIGHTS

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered the trademarks ValidClick®, ValidClick AdExchange®, MyAp®, Second Bite®, and KowaBunga!® in the United States. We currently have two pending U.S. patent applications. We do not know if our current patent applications or any future patent application will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may have or may receive will be challenged or invalidated. Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

EXECUTIVE OFFICERS

See Part III, Item 10 “Directors and Executive Officers of the Registrant” of this annual report on Form 10-K for information about executive officers of the registrant.

WEBSITE ACCESS TO OUR PERIODIC SEC REPORTS

Our primary Internet address is www.kowabunga.com. We make our Securities and Exchange Commission (“SEC”) periodic reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K), and amendments to these reports, available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

CODE OF ETHICS AND BUSINESS CONDUCT

We have adopted a Code of Conduct and Business Code of Ethics (the “Code”) for our principal executive, financial and accounting, and other officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.kowabunga.com on the Investor Relations page. Among other things, the Code addresses such issues as conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with applicable laws (including insider trading laws), and reporting of illegal or unethical behavior. We intend to comply with the disclosure requirements under Item 10 of Form 8-K by posting on our website any amendments to, or any waivers under, the Code.

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

•

adapt to changes in online advertising, email, and other filtering software; and

•

manage online credit card billing and customer service concerns.

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

Our limited operating history and relatively new business model in emerging and rapidly evolving markets make it difficult to evaluate our future prospects. We have only a limited operating history and have lost money during six of the last eight years ended December 31, 2008. There is no assurance we will generate net income in future periods. Failure to generate net income could have a material adverse effect on the trading price of our common stock.

We may be unable to successfully divest businesses. There is no assurance we will be able to divest operations within our discontinued operations. Failure to successfully divest discontinued operations could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our loan agreement with Wachovia Bank, N.A., contains covenants that can restrict our ability to borrow funds. Our loan agreement with Wachovia Bank, N.A. (Wachovia) contains certain financial covenants as well as covenants that restrict our ability to borrow based on past financial results. If our financial results continue to deteriorate it will further reduce our borrowing base with Wachovia and may force us to obtain funds at a higher cost.

Our business, financial condition and results of operations may be materially impacted by economic conditions and related fluctuations in customer demand for marketing and technology services.  Our business and financial condition depends on the health of the general economy. Our revenue and profits are driven by demand for our products and services. The United States economy is currently in a recession and a continuing deterioration in economic activity in the United States could adversely affect demand for our products and services, which may materially and adversely impact our revenue and profitability. During economic cycles in which many companies are experiencing financial difficulties or uncertainty, customers and potential customers may cancel or delay spending on marketing and other business initiatives. In particular, the economic downturn that began in 2008 may cause our customers and potential customers to cancel or delay marketing initiatives for which they have engaged us. If the current downturn in economic conditions continues or conditions worsen, the financial condition of our customers may be adversely affected, which could result in a reduced demand for our products and services, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our customers. Any of these events could materially and adversely impact our business, financial condition and results of operations.

We have agreed, and may agree in the future, to pay additional amounts in connection with acquisitions. As part of the agreements to acquire certain of our operating subsidiaries, we agreed to pay the stockholders of these entities additional consideration, or contingent payments, if the financial performance of these respective entities satisfies certain financial hurdles. As of December 31, 2008, the cash portion of these potential contingent payments totaled approximately $6.4 million. There is no assurance that we will have cash available to pay these amounts if these financial hurdles are satisfied. Thus, we may have to borrow additional monies or sell additional equity to raise the needed funds, all of which may have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We depend on a single customer for a significant portion of our revenues. We received approximately 30.7% of our net revenue for the year ended December 31, 2008 from a single customer. The loss of that customer or a material change in the revenue or gross profit generated by that customer could have a material adverse impact on our business, results of operations and financial condition.

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

Our member acquisition costs may increase significantly. The member acquisition costs of our direct marketing businesses depend in part upon our ability to purchase advertising at a reasonable cost. Advertising costs vary over time, depending upon a number of factors, some of which are beyond our control. Historically, we have used online advertising as the primary means of marketing our services. In general, the costs of online advertising have increased substantially and are expected to continue to increase as long as the demand for online advertising remains robust. We may not be able to pass these costs on in the form of higher user fees. Continuing increases in advertising costs could thus have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our business could be significantly impacted by the occurrence of natural disasters such as hurricanes and other catastrophic events. Our primary data center and corporate headquarters are located in Clearwater, Florida and, are therefore, susceptible to damage from hurricanes or other tropical storms. Although we believe we have adequate backup for this data in a secure location, we may not be able to prevent outages and downtime caused by these storms or other events out of our control, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

If our goodwill or amortizable intangible assets become further impaired we may be required to record additional significant charge to earnings. Under generally accepted accounting principles in the United States of America, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our segments. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.

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

•

difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

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

•

potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•

potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings.

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

Our future success is substantially dependent on the continued service of our key senior management. Our employment agreements with our key personnel are short-term and on an at-will basis. We do not have key-person insurance on any of our employees. The loss of the services of any member of our senior management team, or of any other key employees, could divert management’s time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. We may be unable to retain our key employees or attract, retain and motivate other highly qualified employees in the future. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

Demand for our services may decline due to the proliferation of “spam” and software designed to prevent its delivery. Our business may be adversely affected by the proliferation of “spam” and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers (“ISP’s”) have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP’s and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline. During the Fourth Quarter of Fiscal 2006 and continuing through 2007 we recognized a decline in our email marketing revenue due to the factors mentioned above, and may continue experience declines despite our best efforts to maintain “Best Practices” in the execution of our email business.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees and harm our business. We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, some of whom have been granted stock options, or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price. To the extent these circumstances occur, our ability to retain employees may be adversely affected.

Defects in our platform, disruptions in our service or errors in execution could diminish demand for our service and subject us to substantial liability. Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. Internet-based services such as ours frequently experience disruptions from undetected defects when first introduced or when new versions or enhancements are released. In addition, our recently added text messaging capabilities may hinder the performance of our platform as we have limited experience with dealing with text messaging services. From time to time we have found and corrected defects in our platform. Other defects in our platform, or defects in new features, complementary services or upgrades released in the future, could result in service disruptions for one or more clients. Our clients might use our service in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our service.

Because clients use our service for critical business processes, any defect in our platform, any disruption in our service or any error in execution could cause existing or potential clients not to use our service, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients’ businesses.

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock. Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with clients do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new clients. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:

•

Our ability to attract new clients, including the length of our sales cycles, or to sell increased usage of our service to existing clients;

•

Technical difficulties or interruptions in our services;

•

Changes in privacy protection and other governmental regulations applicable to the our industry;

•

Changes in our pricing policies or the pricing policies of our competitors

•

The financial condition and business success of our clients;

•

Purchasing and budgeting cycles of our clients;

•

Acquisitions of businesses and products by us or our competitors;

•

Competition, including entry into the market by new competitors or new offerings by existing competitors;

•

Our ability to hire, train and retain sufficient sales, client management and other personnel;

•

Timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;

•

Concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•

Expenses related to any new or expanded data centers; and

•

General economic and financial market conditions.

Many of these factors are beyond our control, and the occurrence of one or more of them could cause our operating results to vary widely. Because of quarterly fluctuations, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful.

We may fail to forecast accurately the behavior of existing and potential clients or the demand for our service. Our expense levels are based, in significant part, on our expectations as to future revenues and are largely fixed in the short term. As a result, we could be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues.

Variability in our periodic operating results could lead to volatility in our stock price as equity research analysts and investors respond to quarterly fluctuations. Moreover, as a result of any of the foregoing or other factors, our operating results might not meet our announced guidance or expectations of investors and analysts, in which case the price of our common stock could decrease significantly.

Our clients are not obligated to pay any minimum amount for use of our service on an on-going basis, and if they discontinue use of any of our service or do not use our service on a regular basis, our revenues would decline. The agreements we enter into with clients do not require minimum levels of usage or payments and are terminable at will by our clients. The periodic usage of our service by an existing client could decline or fluctuate as a result of a number of factors, including the client’s level of satisfaction with our service, the client’s ability to satisfy its customer contact processes internally, and the availability and pricing of competing products and services. If our service fails to generate consistent business from existing clients, our business, financial condition and operating results will be adversely affected.

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

Item 2.

PROPERTIES

The following table sets forth the location, approximate square footage and use of each of the principal properties as of December 31, 2008. We lease or sublease all of these properties. All properties are leased under operating leases. The annual base rent expense for all facilities is currently approximately $1.2 million and is subject to annual adjustments.

Location	Approximate Square Footage	Lease Expiration	Use
15550 Lightwave Drive, Clearwater, FL 33760	31,603	August 2015	Administration, Marketing, Product Development and Service
300 Perimeter Park,Dr, Morrisville, NC 27560	30,970	February 2014	Service and Marketing

In general, all facilities are in good condition and are currently adequate for the Company’s needs.

Item 3.

LEGAL PROCEEDINGS

On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company and various other defendants in the same industry. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff’s alleged receipt of a large number of email messages allegedly transmitted by the Company “and/or its agents” and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 12, 2008. The Company is defending this case vigorously and is currently engaged in active discovery. On February 11, 2009, the Company filed a motion for summary judgment seeking dismissal of each of the plaintiff’s claims on several independent grounds

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business such as employment disputes. Currently, the Company is involved in the following employment disputes:

•

On April 1, 2008, John Guira, a former director, filed a breach of contract action in the Circuit Court of Cook County, Illinois. The complaint alleges that the Company breached a consulting agreement between Mr. Guira and the Company. The Company is defending this case vigorously and is currently engaged in active discovery. .On December 12, 2008, the Company filed a motion for summary judgment seeking dismissal of the plaintiff’s claims on several independent grounds.

•

On July 13, 2007, Perry Johannesburg, former employee, filed a breach of employment contract action in the Circuit Court of the Tenth Judicial Circuit of Peoria County, Illinois. . The complaint alleges that the Company breached an employment agreement between Mr. Johannesburg and the Company. The Company is defending this case vigorously and is currently engaged in active discovery.

•

On March 6, 2008 Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim in The Court of Queen’s Bench of Alberta, Judicial District of Edmonton, Canada. The Company is defending this case vigorously and is currently disputing the jurisdiction of the Court.

•

On July 30, 2008, the Company filed a Declaratory Judgment Action against John Linden, a former employee, in the Sixth Judicial Circuit in and for Pinellas County, Florida. On August 5, 2008, John Linden, former employee, filed a ten count action in the United States District Court for the Middle District of Florida claiming breach of his employment agreement and other counts. On August 29, 2008, Mr. Linden dismissed six counts in the action, and asserted them as counterclaims in the Company filed Declaratory Judgment action. The Company is defending this case vigorously and is currently engaged in active discovery.

The Company does not currently believe the outcome of these matters will have a material impact on its future consolidated results of operations, financial position or cash flows.

The U.S. Securities and Exchange Commission is currently conducting an investigation regarding certain stock sales made by individuals in 2007 and public announcements made by the Company at or about the time of the sales. On December 9, 2008, the SEC entered a formal order of investigation with respect to this matter. The Company is actively cooperating with the SEC Staff in connection with the investigation, including providing the Staff with facts and information in the Company’s possession relating to the time period and activities in question.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE Amex Equities, formerly known as the American Stock Exchange On [October 1, 2008], the trading symbol for our common stock changed from “THK” to “KOW.”. On March 20, 2009 the high and low sales prices for our common stock were $0.14 and $0.16 per share on the NYSE Amex Equities. Set forth below are the high and low sales prices for our common stock for each quarter during the last two years as listed by the NYSE Amex Equities / American Stock Exchange.

Period Ended	High Sales Price	Low Sales Price
Quarter Ended December 31, 2008	0.25	0.04
Quarter Ended September 30, 2008	0.62	0.10
Quarter Ended June 30, 2008	1.02	0.40
Quarter Ended March 31, 2008	1.50	0.61

Quarter Ended December 31, 2007	1.83	1.18
Quarter Ended September 30, 2007	3.43	1.21
Quarter Ended June 30, 2007	3.31	2.00
Quarter Ended March 31, 2007	3.70	2.20

As of March 20, 2009, we had 194 record holders of our common stock. Since inception, we have not paid any dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the sub-heading “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

All relevant sales have previously been reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

During the fourth quarter of the fiscal year ended December 31, 2008, there were no purchases made by or on behalf of our company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties identified under the caption “Risk Factors,” beginning on page 6 and elsewhere in this Annual report or in any supplement we may file. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual report on Form 10-K.

Overview

We are a Nevada corporation headquartered in Clearwater, Florida. Through our wholly-owned direct and indirect subsidiaries we are a provider of interactive performance-based advertising networks and technology platforms. Our company provides a comprehensive and integrated set of scalable and cost-effective marketing solutions for both advertisers and publishers.

At the beginning of 2008, our business was organized into three segments: The Network Segment, Direct Segment, and Advertising Segment. In the second quarter of 2008 our board of directors decided to pursue the divestiture of the assets of our Advertising Segment as well as the Cherish and iLead business units within our Direct Segment. As a result of this decision, these units (including the entire Advertising Segment) are reported as discontinued operations in our financial statements.

We were incorporated in the State of Nevada in October 1987. As of March 20, 2009 we employed, through our operating subsidiaries, 125 people. Our principal executive offices are located at 15550 Lightwave Drive, 3rd Floor, Clearwater, Florida 33760. Our telephone number is (727) 324-0046. The address of our website is www.kowabunga.com.

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

We recognize revenues in accordance with the following principles with respect to our different business services:

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. (“SAB 104”). Under SAB 104, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Network Segment

Affiliate Network - Consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“EITF 99-19”), we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis. Revenue is recognized when the related services are performed.

Search Network - In accordance with EITF 99-19, the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of revenue. Revenue from Company owned networks is based on a “per click” basis and is recognized once the action is taken.

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

Advertising Segment

Search Engine Enhancement Services - We recognize revenue in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. (“EITF 00-21”) As such, each deliverable is treated as a separate product or deliverable. We therefore recognize revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

Pay Per Click Management Fees - We recognize revenue on pay per click management services in the month the services are performed.

Advertising Services - We recognize revenue in the period in which services are performed.

•   We record our trade accounts receivable based upon the invoiced amount and they are considered past due when full payment is not received by the specified credit terms. We normally estimate the uncollectibility of our accounts receivable. The allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of gross accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $115,000.

•    All assets are depreciated over their estimated useful life using the straight line method including. intangible assets. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if indicators of impairment exist per Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The goodwill associated with the reporting unit based in the United Kingdom was tested for impairment during the first quarter of 2008 as the operations of that unit were being discontinued. We determined that it had an impairment of goodwill associated with the United Kingdom based reporting unit within our Advertising Segment at that time. During the second quarter of 2008 we made the decision to divest the remaining assets within its Advertising Segment as well as two of the units within the Direct Segment. As a result of the our plan to divest certain assets and due to declines in the Company’s stock price and market capitalization, we tested all of its reporting units as of June 30, 2008 for impairment. We determined that the following five reporting units were impaired, internal offers, online dating, domestic advertising, lead generation and our online education properties. Of these five two are included in the our continuing operations with the remaining three included in discontinued operations. We proceeded to complete step 2 of the analysis required by SFAS No. 142 and recorded an estimated impairment charge during the second quarter of 2008 and an impairment in the third quarter based upon the completed valuation analysis. We considered our indefinite and definite lived intangibles in determining the impairment related to each reporting unit. Due to continued declines in our market capitalization and deterioration in the overall markets that we operate in, we again tested its goodwill for impairment as of December 31, 2008. During the process we determined that all of our reporting units were impaired and we recorded additional impairment charges in the fourth quarter of 2008. Overall, during 2008 we recognized impairment charges of $40,201,639 relating to the our continuing operations. We also recognized impairment charges of $40,422,483 relating to reporting units included in discontinued operations.

•   We reserve for federal and state income taxes on items included in the Consolidated Statements of Operations regardless of the period when the taxes are payable. Deferred taxes are recognized for temporary differences between financial statement and income tax basis. In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we project future levels of taxable income. This assessment requires significant judgment. We examine the evidence related to a recent history of tax losses, the economic conditions in which we operate, recent organizational changes, our near term projections, as well as the recent changes in our financing agreement with Wachovia. As a result, we were unable to support a conclusion that it is more likely than not that any of our deferred tax assets will be realized. We therefore have recorded a full impairment for the net deferred tax asset.

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

•

We value stock compensation based on the fair value recognition provisions of revised SFAS No. 123 (revised) Share-Based Payment (“SFAS 123R”), which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of option grants over the requisite employee service period. We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under SFAS 123R, we estimate forfeitures at the time of valuation and reduce expense ratably over the vesting period.  In the future, management may elect to use different assumptions under the Black-Scholes-Merton valuation model or a different valuation model, which could result in a significantly different impact on net income or loss.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below. Our most liquid asset is cash and cash equivalents, which consists of cash and short-term investments. Cash and cash equivalents at December 31, 2008 and December 31, 2007 were approximately $0.4 million and $2.6 million, respectively. Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less.

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

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of the selling entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of December 31, 2008, the cash portion of these potential contingent payments totaled approximately $6.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2010. We expect to fund these earnout payments through cash generated from operations. To the extent we do not have sufficient cash flow from operations to fund these payments, we would need to incur indebtedness or issue equity to satisfy these contingent payments. There is no assurance that such indebtedness or equity financing will be available on acceptable terms, if at all.

On February 27, 2008, we amended and restated our loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008, we borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). Our obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of our operating subsidiaries and we are subject to certain financial covenants. Further, each of our operating subsidiaries has guaranteed the performance of our obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly calculation date compared to our trailing twelve months EBITDA as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50%

as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity date. Concurrently we entered into an interest rate swap agreement with Wachovia in which we effectively fixed the rate of the Term Note at 5.9%. We used the proceeds from the Term Note to reduce amounts outstanding on the revolving line of credit. On June 25, 2008 we entered into a Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory Note with Wachovia Bank, N.A. This amendment increased our availability under our line of credit from 1.75 times to 2.00 times the trailing twelve month adjusted EBITDA through December 31, 2008. The amendment also addresses the use of proceeds from any guarantor sale over the term of the agreement.

Per the amended loan agreement with Wachovia we are required to calculate our borrowing base monthly on a rolling twelve month basis. As of December 31, 2008 our availability under the Wachovia line of credit was approximately $0.8 million. Our outstanding balance as of December 31, 2008 was approximately $6.9 million which includes approximately $0.7 million under a letter of credit with our landlord.

On March 18, 2009, we entered into a Second Amendment to Amended and Restated Loan Agreement (the “Second Amendment”) with Wachovia. The Second Amendment reduces the maximum available credit under the revolving loan facility to $8 million as of March 18, 2009 and further reduces the maximum available under the revolving credit facility to $6 million on October 1, 2009. The maturity date of the Revolving Credit Note and the Term Note were accelerated from February 27, 2011 to March 31, 2010. Interest on the unpaid principal balance of the revolving loan was increased to LIBOR Market Index Rate plus 4.0% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7.0%, provided further that the interest rate shall in no event be less than 7.0% interest on the unpaid principal balance of the Term Note was increased to LIBOR Market Index Rate plus 4.0% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7.0%, provided further that the interest rate shall in no event be less than 7.0%. Amounts due under the Term Note are payable based on a 36 month amortization with any remaining principal due on March 31, 2010, the Term Note’s amended maturity date. Concurrently, we terminated early the interest rate swap agreement with Wachovia which it entered into concurrent with the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale if applicable, of any remaining assets still reflected in discontinued operations.

As detailed further in the Second Amendment, we are limited to borrowings under the revolving facility equal to 2.0 times its trailing twelve months pro forma adjusted EBITDA until the earlier of the sale, if applicable, of certain assets currently reflected in discontinued operations, or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing twelve months pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, we are required to maintain: (1) a “Total Debt to EBITDA Ratio” of not less than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and (2) a “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis. In addition, we may not: (a) make capital expenditures during any year exceeding $500,000; (b) incur any additional indebtedness unless approved by Wachovia; (c) declare or pay dividends unless approved by Wachovia; and (d) arrange for return, cancellation, termination, or replacement of letters of credit on or before August 21, 2009. Additionally, so long as the credit facility remains in effect, we may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. We also may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.

We believe that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy our capital requirements for the next 12 months. However, the decline in our maximum available credit under the Revolving Credit Note to $8.0 million as of March 18, 2009 further reducing to $6.0 million as of October 1, 2009 as well as the covenant restrictions on capital expenditures and additional indebtedness included in the Second Amendment could restrict our ability to invest in opportunities to increase our revenues and profitability or to compete effectively without first obtaining replacement financing.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as impairment of assets, depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital. Cash provided by operating activities for the twelve months ended December 31, 2008 of approximately $6.1 million consisted primarily of the following:

•

net loss of approximately $82.9 million

•

Add back the following expense items that were non-cash:

•

$80.6 million for impairment of assets,

•

$8.2 million for depreciation and amortization,

•

$2.5 million for working capital changes and

•

$1.9 million for allowance for doubtful accounts

•

Less the following income items that were non-cash:

•

$3.0 million for deferred income taxes,

•

$0.8 million for stock based settlement, net of compensation and

•

$0.4 million for other

Cash provided by operating activities for the twelve months ended December 31, 2007 of approximately $4.0 million consisted primarily of the following:

•

net loss of approximately $1.1 million

•

Add back the following expense items that were non-cash:

•

$8.7 million for depreciation and amortization,

•

$1.1 million for stock based compensation,

•

$0.8 million for allowance for doubtful accounts and

•

$0.1 million for other

•

Less the following income items that were non-cash:

•

$3.0 million for working capital changes,

•

$1.6 million for deferred income taxes and

•

$1.0 million for tax benefit from options exercised

We used approximately $5.5 million and $5.8 million in investing activities during the twelve months ended December 31, 2008 and 2007, respectively. During the twelve months ended December 31, 2008 and 2007 we used approximately $2.2 million and $2.5 million respectively to acquire equipment and software. We used approximately $3.3 million during the twelve months ended December 31, 2008 and 2007 to acquire data for our direct division. The acquisition of data for our direct division is a recurring investment which we expect to continue.

We used approximately $2.8 million and received approximately $1.3 million in financing activities during the twelve months ended December 31, 2008 and 2007, respectively. During the twelve months ended December 31, 2008 we paid down our outstanding debt by approximately $2.6 million and we used approximately $0.2 million to purchase treasury shares. Sources of cash from financing activities in 2007 included proceeds of approximately $0.4 million from net draws on our outstanding debt, net proceeds from equity transactions of approximately $0.2 million and tax savings of approximately $1.0 million in connection with the exercise of stock options. These amounts were offset by payments of preferred dividends of approximately $0.3 million.

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2008 and, 2007:

	2008	2007
Net cash provided by operating activities	$6,055,906	$3,981,958
Net cash used in investing activities	$(5,479,002)	$(5,807,162)
Net cash provided by financing activities	$(2,788,442)	$1,347,858

Results of Operations

This section describes and compares our results of operations for the twelve months ended December 31, 2008 and 2007.

Operating Revenues

Operating revenues by business segment are presented below.

	Twelve months ended December 31
Segment	2008	2007	% Change
Network	$42,747,991	$19,009,046	125%
Direct	9,977,801	10,095,439	(1)%
Elimination	(1,153,197)	(1,308,771)	(12)%
Total Revenue	$51,572,595	$27,795,714	86%

Revenue for the twelve months ended December 31, 2008 increased approximately $23.8 million to approximately $51.6 million from the same period in the prior fiscal year.

Revenue from our Network Segment increased by approximately $23.7 million to approximately $42.7 million for the twelve months ended December 31, 2008. Our search network contributed approximately $27.0 million in revenue during 2008, an increase of approximately $18.2 million over the prior year. This increase was the result of the expansion in our affiliate network and our overall search business Revenues from our affiliate networks were approximately $14.0 million compared to approximately $9.0 million for the same period a year ago, an increase of approximately $5.0 million. The majority of the increase in revenue from our affiliate networks was provided by an increase in our PrimaryAds affiliate network due to us taking a primary position in our traffic. We record revenue gross for all traffic in which we are the primary obligor. Other revenue was approximately $1.8 million during 2008 as compared to approximately $1.2 million in 2007. This increase was attributable to increased email revenue.

Revenue from our Direct Segment contributed approximately $10.0 million during 2008 a decrease of approximately $0.1 million from the previous year. Revenue from our Baby to Bee property contributed approximately $8.8 million during 2008, as compared to approximately $9.0 million last year. Revenue from our online education properties contributed approximately $1.2 million, an increase of $0.1 million over last year.

Gross Profit

Gross profits by business segment are presented below.

	Twelve months ended December 31
Industry Segment	2008	2007
Network	$13,410,248	$11,327,503
Direct	5,811,806	6,164,681
Elimination	(418,017)	(318,148)
Total Gross Profit	$18,804,037	$17,174,036

The gross profits for the twelve months ended December 31, 2008 were approximately $18.8 million or 36% of revenue. In contrast the gross profits for the equivalent period in 2007 were approximately $17.2 million or 62% of revenue.

Gross profit from our Network Segment for 2008 was approximately $13.4 million or 31% of revenue compared to approximately $11.3 million or 60% of revenue for 2007. Gross profit from our search network contributed approximately $6.7 million or 25% of revenue during 2008, an increase of $3.6 million from the prior years total of approximately $3.1 million, or 36% of revenue. The sharp decline in gross margin percentage has been caused by overall market conditions in which online search marketing margins narrowed. Gross profit from our affiliate networks contributed approximately $5.5 million during 2008, or 39% of revenue. This was a decrease of $1.8 million from prior year in which our gross profit was approximately $7.3 million, or 81% of revenue. The decline resulted from decreases in both the Company’s CPA network as well as its software rentals of approximately $0.9 million respectively. The sharp decline in margin for our affiliate networks is a result of a change in our business model in which under certain circumstances we are taking the primary position in our traffic resulting in revenue being recognized gross versus. net.

Gross profit from our Direct Segment for 2008 was approximately $5.8 million, 58% of revenue compared to approximately $6.2 million or 61% of revenue for 2007. Gross profit from our Baby to Bee property contributed approximately $5.0 million during 2008, 57% of revenue, as compared to approximately $5.7 million last year, 63% of revenue. The decline in gross margin and gross margin percentage at Baby to Bee are due to two factors. First, we sold our list management business in June of 2008. This revenue source contributed approximately $0.6 million annually to the segment’s gross margin. Also, we were negatively impacted by decreasing advertising budgets in the latter half of 2008. We expect this to continue into 2009. Gross profit from our online education properties contributed approximately $0.8 million, an increase of $0.3 million over last year.

Selling, General and Administrative Expenses

	Twelve months ended December 31
Industry Segment	2008	2007
Network	$10,010,334	$7,128,841
Direct	6,582,318	5,263,593
Corporate	6,555,950	6,552,219
Elimination	(418,017)	(318,147)
Total Selling, General & Administrative Expenses	$22,730,585	$18,626,506

Selling, general and administrative expenses were approximately $22.7 million, 44% of revenue for 2008. as compared to approximately $18.6 million or 67% of revenue for 2007.

Selling, general and administrative expenses in our Network Segment for 2008 were approximately $10.0 million or 23% of revenue as compared to approximately $7.1 million or 38% of revenue for the same period last year. This change was due to the varying revenue mix within this segment as well as the revenue increases described previously. In our Direct Segment, selling general and administrative expenses were approximately $6.6 million or 66% of revenue as compared to approximately $5.3 million or 52% of revenue for the same period last year. The increase in these costs as they relate to revenue in 2008 is due to increased telemarketing costs in our lead generation revenue stream. Corporate overhead expenses remained constant at 6.6 million for 2008 and 2007.

Amortization of purchased intangibles was approximately $2.0 and $2.3 million for the twelve months ended December 31 2008 and 2007, respectively. These costs will continue to decline in future periods as the purchased intangibles become fully amortized and as a result of the impairment recorded in 2008.

Impairment of assets relating to continuing operations in 2008 was approximately $40.2 million. Of these charges approximately $16.8 million related to our Network Segment while our lead generation reporting unit accounted for $19.4 million and $3.9 million related to our online education properties. We did not incur any impairment charges during 2007. Due to continued declines in the Company’s market capitalization and deterioration in the overall markets that the Company operates in, the Company tested its intangible assets, including goodwill, for impairment several times during 2008. During the process the Company determined that all of its reporting units were impaired and the Company recorded impairment charges during 2008, as deemed appropriate.

Interest expense for the years ended December 31, 2008 and 2007 was approximately $0.8 million and $0.9 million, respectively. Based upon our existing financing arrangement we will continue to incur the same levels of interest expense based upon the increase in our borrowing rate on our Wachovia facility, whereas our outstanding balance and availability will be reduced.

Income tax benefit

The income tax benefit for the years ended December 31, 2008 and 2007 was approximately $2.0 million and $1.4 million, respectively. The benefit in 2008 was reduced by approximately $8.2 million due to the full impairment of deferred tax assets.. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment. We examined the evidence related to a recent history of tax losses, the economic conditions in which we operate, recent organizational changes, our forecasts and projections, as well as the recent changes in our financing agreement with Wachovia. As a result, we were unable to support a conclusion that it is more likely than not that any of our deferred tax assets will be realized. No impairment was recognized in 2007.

Net Loss from Continuing Operations

Net loss from continuing operations for the years ended December 31, 2008 and 2007 were approximately $44.9 million or $0.68 per share, and $3.1 million or $0.05 per share, respectively.

Discontinued Operations

Our net loss before income taxes from discontinued operations was approximately $39.0 million for the twelve months ended December 31, 2008 as compared to a profit of approximately $2.9 million for the same period last year. The net loss for the current year included impairment charges of approximately $40.4 million. We incurred impairment charges of approximately $5.8 million in relation to our advertising assets, approximately $17.0 million relating to our online dating assets and approximately $17.6 million relating to our internal offers. We did not incur any impairment charges in 2007.

Net loss from discontinued operations, net of taxes, for 2008 was approximately $37.9 million or $0.56 per share, compared to a net profit, net of taxes, from discontinued operations for 2007 of approximately $2.0 million or $0.03 per share.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders was approximately $82.9 million or $1.24 per share, and $1.1 million or $0.02 per share for 2008 and 2007, respectively due to the factors described above..

Segment Analysis

Our operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, we consolidated our Direct and Consumer Services segments under one executive officer. During the second quarter of 2008, we made a decision to divest our MarketSmart Advertising operations and ceased operations of our Web Diversity subsidiary which in total comprised our Advertising Segment. We also made a decision to divest our Online Dating and Ilead Media operations which were a portion of our Direct Segment. All prior periods have been adjusted for the new presentation. The Vice President of each of the our subsidiaries reports to our Chief Operating Officer, who makes decisions about performance assessment and resource allocation for all segments. We had two operating segments as of December 31, 2008: Network and Direct We evaluate the performance of each segment using pre-tax income or loss from operations.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment
	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$42,747,991	82.89%	$19,009,046	68.39%
Direct	9,977,801	19.35%	10,095,439	36.32%
Elimination	(1,153,197)	(2.24)%	(1,308,771)	(4.71%)
Total Revenue	$51,572,595	100.00%	$27,795,714	100.00%

Gross Profit by Industry Segment
Segment	2008	2007
Network	$13,410,248	$11,327,503
Direct	5,811,806	6,164,681
Elimination	(418,017)	(318,148)
Total	$18,804,037	$17,174,036

(Loss) Profit before Income Taxes by Industry Segment

Segment	2008	2007
Network	$(15,213,426)	$2,366,897
Direct	(24,405,102)	473,469
Corporate	(7,298,267)	(7,367,248)
Total	$(46,916,795)	$(4,526,882)

Recent Issued Accounting Pronouncements

Refer to Note 2(y) on page 47 of the accompanying financial statements.

Off-Balance Sheet Financing Arrangements

We do not maintain any off-balance sheet financing arrangements.

Subsequent Events

In the first quarter of 2009, we made the decision to continue operating iLead on a long-term basis and to remove iLead from the discontinued operations of the Company. Future periodic reports will report the results of operations of iLead as part of continuing operations.

On February 17, 2009, we concluded the sale of the Cherish subsidiary. The proceeds of the sale were used to partially offset the term note with Wachovia Bank, N.A.

On March 18, 2009, the Company entered into a Second Amendment to Amended and Restated Loan Agreement (the “Loan Agreement”) with Wachovia Bank, N.A. (“Wachovia”). The Loan Agreement amended the Amended and Restated Loan Agreement dated as of February 27, 2008 between Wachovia and the Company and First Amendment to Amended and Restated Loan Agreement dated June 25, 2008. The Loan Agreement also amended the Amended and Restated Term Promissory Note in the original amount of $5,000,000 dated as of February 27, 2008 (the “Term Note”). The Loan Agreement reduces the maximum available credit under revolving loan facility to $8 million on the effective date and further reduces the maximum available under the revolving credit facility to $6 million on October 1, 2009. The maturity date of the Loan Agreement and the Term Note was accelerated to February 27, 2011 to March 31, 2010.

Security; Repayment Terms; Interest Rates. The Company’s obligations under the credit facility are secured by a first priority lien in favor of Wachovia on all of the assets of the Company including a pledge of the stock of each of its present and future operating subsidiaries. Each of the Company’s existing operating subsidiaries has guaranteed the performance of the Company’s obligations under the credit facility. These guarantees are secured by a pledge of all of the assets of each operating subsidiary. Interest on the unpaid principal balance of the revolving loan accrues at a rate between LIBOR Market Index Rate plus 4% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7%, provided further that the interest rate shall in no event be less than 7%. The revolving loan matures on March 31, 2010. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 4% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7%, provided further that the interest rate shall in no event be less than 7%. Amounts due under the Term Note are payable in 36 consecutive monthly payments with any remaining principal due on March 31, 2010, the Term Note’s maturity. Concurrently, the Company terminated early the interest rate swap agreement with Wachovia which it entered into concurrent with the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale of MarketSmart Advertising, Inc.

Covenants. As detailed further in the Loan Agreement, the Company is limited to borrowings under the revolving facility equal to 2.0 times it’s trailing pro forma adjusted EBITDA until the earlier of the sale of MarketSmart Advertising, Inc or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, the Company is required to maintain: (1) a “Total Debt to EBITDA Ratio” of not less than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and (2) a “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis. In addition, the Company may not: (a) make capital expenditures during any year exceeding $500,000; (b) incur any additional indebtedness unless approved by Wachovia; (c) declare or pay dividends unless approved by Wachovia; and (d) arrange for return, cancellation, termination, or replacement of letters of credit on or before August 21, 2009. Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.

On March 23, 2009, we announced the employment agreement between the Company and Gail Babitt. Effective March 30, 2009, Ms. Babitt will join Kowabunga as its Chief Financial Officer.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Supplementary Financial Information

Not applicable.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be timely disclosed is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) (our principal executive officer) and our Director of Finance and Accounting (our principal financial and accounting officer, or “PAO”), in a timely fashion. We conducted an evaluation, under the supervision and with the participation of our CEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, our CEO and PAO have concluded that, as of December 31, 2008, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and PAO, as appropriate to allow timely decisions regarding required disclosure, except to the extent of the material weaknesses described below under the caption “Management’s Annual Report on Internal Control Over Financial Reporting.”.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2008, we had a material weakness regarding internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 5, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because we have material weaknesses, we will not be able to conclude in our Management’s Annual Report on Internal Control Over Financial Reporting that our internal control over financial reporting is effective.

The identified material weakness in our internal control over financial reporting relates to the following matters, which did not result in any material adjustments being recorded in our financial statements for the year ended December 31, 2008: (i) insufficient accounting personnel resources were available to the us due to the departure of the CFO effective January 2, 2009 which position will be vacant until March 30, 2009 as well as the departure of the Controller and their replacement during the 4th quarter of 2008, (ii) insufficient controls over the formalized closing process with respect to insufficient personnel resources, (iii) insufficient segregation of duties related to the entry and approval of journal entries with the potential to override the system of internal controls. We did not identify any financial statement accounts affected by this weakness.

Remediation

Prior to the identification of such material weaknesses, we had already undertaken, or were in the process of undertaking, a number of steps to design and implement more effective internal controls, including:

•

Hiring of the Chief Financial Officer;

•

Adopting formalized closing procedures ;

•

Adopting a policy requiring the use of system controls to require the separation of recording entries to financial statement accounts and approving those entries;

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

OTHER INFORMATION

None

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement with respect to our 2009 annual meeting of shareholders which we anticipate filing on or before April 30, 2009.

Item 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement with respect to our 2009 annual meeting of shareholders, which we anticipate filing on or before April 30, 2009.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents certain information, as of December 31, 2008, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders*	6,277,623	$0.79	2,492,377
Equity compensation plans not approved by security holders	1,077,387	$1.83	0
Total	7,355,010	$0.93	2,492,377

•

On March 14, 2006, our shareholders approved our 2005 Long-Term Incentive Plan pursuant to which we may grant options, restricted stock and other stock-based awards of up to 10,000,000 shares of our common stock.

All other information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement with respect to our 2009 annual meeting of shareholders, which we anticipate filing on or before April 30, 2009.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement with respect to our 2009 annual meeting of shareholders, which we anticipate filing on or before April 30, 2009.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement with respect to our 2009 annual meeting of shareholders, which we anticipate filing on or before April 30, 2009.

PART IV

Item 15.

EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Kowabunga! Inc.

We have audited the accompanying consolidated balance sheet of Kowabunga! Inc. (a Nevada corporation) and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kowabunga! Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Kowabunga! Inc.
Clearwater, Florida

We have audited Kowabunga! Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or consolidated interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified at the company: The company has no formal processes over change management and access procedures related to its information technology systems including its Microsoft Great Plains Dynamics application, end-user computing and revenue producing financial applications. As a result, the Company was unable to properly implement and maintain an effective information technology operating environment. In addition, the Company did not properly maintain access or program change controls related to its critical information technology systems including the General Ledger system, end-user computing and certain revenue producing financial applications. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2007, and this report does not affect our report dated March 30, 2008 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Kowabunga! Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2007, and the year then ended, and our report dated March 30, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 30, 2008

Kowabunga! Inc.

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current Assets
Cash and Cash Equivalents	$360,315	$2,578,246
Restricted Cash	992,074	1,668,302
Accounts Receivable – Net of Allowance of $874,347 and $97,170, respectively	8,429,258	8,302,782
Unbilled Revenue	55,792	124,653
Refundable Corporate Income Taxes	137,846	436,522
Prepaid Expenses and Other Current Assets	284,859	217,201
Current Assets of Discontinued Operations	2,440,630	6,412,597
Total Current Assets	12,700,774	19,740,303
Property and Equipment, Net	5,468,990	4,679,541
Other Assets
Goodwill	3,351,405	41,229,930
Intangible Assets	5,100,314	9,395,056
Other Assets	89,099	198,151
Other Assets of Discontinued Operations	2,509,226	45,882,532
Total Other Assets	11,050,044	96,705,669
Total Assets	$29,219,808	$121,125,513
Liabilities And Shareholders’ Equity
Current Liabilities
Notes Payable – Current Portion	$1,648,970	$1,301,537
Notes Payable – Related Party	—	37,326
Accounts Payable	5,149,681	3,102,229
Deferred Revenue	18,676	41,190
Deferred Tax Liabilities	—	470,205
Accrued Expenses and Other Current Liabilities	1,306,736	1,250,756
Current Liabilities of Discontinued Operations	2,471,951	5,089,019
Total Current Liabilities	10,596,014	11,292,262
Long-Term Liabilities	9,056,813	14,188,265
Shareholders’ Equity
Preferred Stock, $.001 Par Value:
Authorized Shares – 5,000,000 – None Issued Or Outstanding	—	—
Common Stock, $.001 Par Value:
Authorized Shares – 200,000,000 Issued Shares – 71,125,024 in 2008 and 69,795,024 in 2007 Outstanding Shares – 65,608,068 in 2008 and 67,146,350 in 2007	71,125	70,295
Additional Paid In Capital	105,804,740	106,524,393
Accumulated Deficit	(94,095,817)	(11,245,536)
Accumulated Other Comprehensive (loss) Income	(116,961)	1,139,715
Treasury Stock	(2,096,106)	(843,881)
Total Shareholders’ Equity	9,566,981	95,644,986
Total Liabilities and Shareholders’ Equity	$29,219,808	$121,125,513

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Kowabunga! Inc.

Consolidated Statements of Operations

Years Ended December 31, 2008 and 2007

	2008	2007
Net Revenue	$51,572,595	$27,795,714
Cost of Revenue	32,768,558	10,621,678
Gross Profit	18,804,037	17,174,036
Operating Expenses
Selling, General and Administrative	22,730,585	18,626,506
Impairment of Goodwill and Intangible Assets	40,201,639	—
Amortization of Purchased Intangibles	2,029,755	2,254,706
Operating Loss from Continuing Operations	(46,157,942)	(3,707,176)
Other Income (Expenses)
Interest Income	14,142	23,894
Interest Expense	(750,452)	(881,050)
Other (Expense) Income, Net	(22,543)	37,450
Net Loss from Continuing Operations before Income Taxes	(46,916,795)	(4,526,882)
Income Tax Benefit	(1,980,051)	(1,403,333)
Net Loss from Continuing Operations	(44,936,744)	(3,123,549)
Net (Loss) Profit from Discontinued Operations net of Income Taxes (see Note 14)	(37,913,537)	2,015,724
Net Loss	$(82,850,281)	$(1,107,825)

Per Common Share Data:
Basic
Net Loss from Continuing Operations	$(0.68)	$(0.05)
Net (Loss) Profit from Discontinued Operations	$(0.56)	$0.03
Net Loss	$(1.24)	$(0.02)
Diluted
Net Loss from Continuing Operations	$(0.68)	$(0.05)
Net (Loss) Profit from Discontinued Operations	$(0.56)	$0.03
Net Loss	$(1.24)	$(0.02)

Weighted Average Shares (Basic and Diluted)	66,549,326	67,122,669

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Kowabunga! Inc.

Consolidated Statement of Shareholders’ Equity and Comprehensive Loss

					Accumulated Other Comprehensive Income (loss)
			Additional Paid in Capital				Total Shareholders’ Equity
	Common Stock			Accumulated Deficit		Treasury Stock
	Shares	Stock
Balance, January 1, 2007	64,228,120	$66,877	$100,206,078	$(10,137,711)	$172,678	$(843,881)	$89,464,041

Options and Warrants Exercised, Net	918,230	918	255,218				256,136
Issuance Costs			(26,291)				(26,291)
Conversions of Redeemable Preferred	2,500,000	2,500	4,127,307				4,129,807
Stock Based Compensation			1,065,940				1,065,940
Other Stock Based Expenses			41,946				41,946
Tax Benefit of Options Exercised			989,722				989,722
Accretion of Redeemable Preferred			(135,527)				(135,527)

Other Comprehensive Loss:
Net Loss				(1,107,825)			(1,107,825)
Unrealized Gain on Securities (net of reclassification adjustment)					4,673		4,673
Foreign Currency Translation Adjustments					962,364		962,364
Comprehensive Loss							(140,788)

Balance, December 31, 2007	67,646,350	70,295	106,524,393	(11,245,536)	1,139,715	(843,881)	95,644,986

Adjustment for Contingent Shares	(500,000)	(500)	(999,500)				(1,000,000)

Options and Warrants Exercised, Net	100,000	100	12,900				13,000

Purchases of Treasury Stock	(212,700)					(160,375)	(160,375)

Stock Based Compensation	1,230,000	1,230	266,947				268,177

Settlement Agreement	(2,655,582)					(1,091,850)	(1,091,850)

Other Comprehensive Loss:
Net Loss				(82,850,281)			(82,850,281)
Unrealized Loss on Securities					(11,591)		(11,591)
Fair Value Adjustment for Derivatives					(101,943)		(101,943)
Foreign Currency Translation Adjustments					(1,143,142)		(1,143,142)
Comprehensive Loss							(84,106,957)

Balance, December 31, 2008	65,608,068	$71,125	$105,804,740	$(94,095,817)	$(116,961)	$(2,096,106)	$9,566,981

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Kowabunga! Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008 and 2007

	2008	2007
Operating Activities
Net Loss	$(82,850,281)	$(1,107,825)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation and Amortization	8,210,433	8,748,398
Impairment of Goodwill and Intangible Assets	80,624,119	—
Provision for Doubtful Accounts	1,850,279	784,994
Deferred Income Taxes	(3,022,347)	(1,623,801)
Excess Tax Benefits from Options Exercised	—	(950,133)
Stock Based Settlement	(1,091,850)	—
Stock Based Compensation	268,177	1,065,940
Gain on Disposal (1)	(557,984)	—
Other	136,385	118,272
Change in Operating Assets and Liabilities:
Restricted Cash	676,228	(503,454)
Accounts Receivable	403,443	(3,125,697)
Prepaid Expenses and Other Assets	555,016	(516,293)
Refundable Corporate Income Taxes	298,676	279,292
Accounts Payable	2,167,685	(601,019)
Deferred Revenue	(530,707)	(808,376)
Accrued Expenses and Other Current Liabilities	(1,081,366)	2,221,660
Net Cash Provided by Operating Activities	6,055,906	3,981,958

Investing Activities
Purchases of Property and Equipment	(2,230,173)	(2,450,853)
Purchases of Names Database	(3,257,911)	(3,266,891)
Other	9,082	(89,418)
Net Cash Used in Investing Activities	(5,479,002)	(5,807,162)
Financing Activities
Principal Payments Made on Installment Notes	(1,454,295)	(253,203)
Payments on Line of Credit	(41,288,000)	(18,427,000)
Advances from Line of Credit	40,101,228	19,128,000
Proceeds from Equity Transactions, net of issuance costs	13,000	229,845
Treasury Shares Repurchased	(160,375)	—
Dividends Paid on Redeemable Preferred	—	(279,917)
Excess Tax Benefits from Options Exercised	—	950,133
Net Cash (Used In) Provided by Financing Activities	(2,788,442)	1,347,858
Effect of exchange rate changes on cash and cash equivalents	(6,393)	24,104
Net Cash Change	(2,217,931)	(453,243)
Cash and cash equivalents Balance, Beginning of Year	2,578,246	3,031,488
Cash and Cash Equivalents Balance, End of Year	$360,315	$2,578,246

Supplemental Information
Interest Paid	$780,892	$884,390
Income Taxes Refunded	$(288,018)	$(113,219)

———————

(1)

Gain on dissolution of reporting unit based in the United Kingdom

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Non Cash Investing and Financing Activities

The Company purchased equipment totaling $682,729 under capital lease arrangements during the year ended December 31, 2008.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements

December 31, 2008 and 2007

Note 1 – Organization and Business

Company Overview

Kowabunga! Inc, f/k/a Think Partnership Inc, (“the Company”) is a Nevada corporation headquartered in Clearwater, Florida. Through their wholly-owned direct and indirect subsidiaries it provides world class marketing and technology solutions to businesses and individuals. The Company is organized into three segments: Network, Direct, and Advertising. During the second quarter of 2008 the Company made the decision to divest all the assets in its Advertising Segment as well as Cherish and iLead within its Direct Segment. As a result of this decision, these units are reported as discontinued operations in the Company’s financial statements.

The Company was incorporated in the State of Nevada in October 1987. As of March 20, 2009 the Company employed, through its operating subsidiaries, 125 people. At the end of 2008 the Company was operating in three locations across the United States. The Company’s principal executive offices are located at 15550 Lightwave Drive, 3rd floor, Clearwater, Florida 33760. The Company’s telephone number is (727) 324-0046. The address of its website is www.kowabunga.com.

Products and Services

Network Segment

The Company’s Network Segment, which is comprised of its wholly-owned subsidiaries, Primary Ads Inc, Litmus Media, Inc, Ozona Online Networks Inc and Kowabunga! Inc, provides performance-based marketing and technology solutions to assist advertisers in driving traffic, obtaining leads and increasing conversions through affiliate marketing, search engine marketing, lead generation and PPC (pay-per-click) ad networks.

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

Search Network

ValidClick AdExchange™ (www.validclick.com) is an open, quality controlled PPC marketplace where clicks are dynamically priced based on FeedPatrol Click Fraud Technology and Fair Isaac Click Conversion Scoring. This exclusive technology alliance is leading the way to fair market pricing for PPC advertisers based on quality and conversions.

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

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Hosting Arrangements

Ozona provides start-to-finish web design, customized web-based applications, database systems, managed and shared hosting solutions and e-commerce.

Direct Segment

The Company operates its Direct Segment through its wholly-owned subsidiaries, Morex Marketing Group LLC (“Morex”) and Real Estate School Online, Inc (“RESO”).

Lead Sales

Through Morex, the company provides life stage lead generation services that focus on marketing to expectant mothers and new parents. Morex focuses on generating leads both online and over the phone and markets those leads to consumer package goods (CPG) manufacturers and advertisers.

Online Education

The Company provides accredited real estate licensing courses through RESO.

Discontinued Operations

During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising, Inc. (“MSA”) operations and ceased operations of its Web Diversity Ltd. (“Web Diversity”) subsidiary which in total comprised its Advertising Segment. The Company also made a decision to divest its Cherish, Inc. (“Cherish”), Vintacom Florida Inc (“Vintacom”) and Ilead Media, Inc. (“iLead”) operations which comprised the Internal Offers reporting unit. On February 17, 2009, the Company concluded the sale of Cherish.

Internal Offers - Discontinued

The Company provides subscription website memberships for a variety of offers including home business opportunities and online dating portals. Through iLead the Company provides home business opportunities for individuals throughout the United States through membership in its programs by providing information and resources for the resale of goods online, access to overstock and dollar-shop goods through iLead’s inventories and through goods available from drop-ship partners. Through Cherish and Vintacom the Company offers a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services. Revenues from internal offers are generated from monthly membership fees which allow users to obtain complete access to website portals associated with the offers.

Advertising Segment - Discontinued

The Company provides traditional off-line advertising services including branding, collateral advertising, public relations, television advertising, and radio advertising services in seven states and the District of Columbia through MSA. It also offers interactive marketing solutions designed to help businesses increase revenues from their websites by utilizing a variety of interactive marketing channels, such as search engine optimization, paid search and affiliate marketing. The Company provided paid search management and organic search optimizations services in the United Kingdom through its subsidiary Web Diversity until May of 2008 at which time the Company ceased operations in the United Kingdom.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Note 2 – Summary of Significant Accounting Policies

a) Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

b) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash deposits exceeded FDIC-insured limits at various financial institutions on December 31, 2008 and 2007 by $0.63 million and $1.35 million, respectively, as reported before adjustment for outstanding checks. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company has restricted cash on deposit with its merchant processors. The majority of these funds are in non-interest bearing accounts. As of December 31, 2008 and 2007, the Company had $992,074 and $1,668,302, respectively, of restricted cash. Of this amount, the Company is currently receiving interest on $104,397 of the balance at a nominal rate.

c) Reclassification

For comparability, the 2007 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2008. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations.

d) Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Under SAB No. 104, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Network Segment

Affiliate Network - consistent with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes revenue as an agent in affiliate marketing transactions in which the Company is not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of the Company’s advertising customer. In certain instances, the Company assumes the position of primary obligor and thus recognizes revenue on a gross basis. Revenue is recognized when the related services are performed.

Search Network - In accordance with EITF Issue 99-19, the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Revenue from company owned networks are based on “per click” basis and is recognized once the action is taken.

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

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

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

Advertising Segment

Search Engine Enhancement Services - The Company sells services previously packaged as separate products in our Search Engine Enhancement business, and now treat each product as a separate deliverable in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. As such, each deliverable is treated as a separate product or deliverable. The Company, therefore, recognizes revenue for each deliverable either on a straight line basis over the term of the contract, or when value is provided to the customer, as appropriate.

Pay Per Click Management Fees – The Company recognizes revenue on pay per click management services in the month the services are performed.

Advertising Services – The Company recognizes revenue in the period in which services are performed.

e) Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In determining past due or delinquent status of a customer, the aged trial balance is continually reviewed by collections and generally any accounts older than 120 days are considered delinquent.

f) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2008 and 2007, respectively, were $4,729,218 and $6,648,907.

g) Property, plant and equipment

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of operations within selling, general and administrative expenses.

h) Depreciation and amortization

Property and equipment are depreciated on the straight-line basis at 8 to 10 years for improvements, 3 years for equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for software. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases. Depreciation expense for the years ended December 31, 2008 and 2007, respectively, was $2,039,716 and 1,662,739.

i) Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software. The Company utilizes all developed software. The Company does not sell developed software. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

j) Goodwill and other intangible assets

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

k) Taxes on income

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

l) Impairment of long-lived assets

In accordance with FAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

m) Share-based compensation

The Company recognizes share based compensation at fair value pursuant to SFAS No. 123 (revised 2003) Share-Based Payments (“SFAS 123R”), which is a revision of SFAS No. 123, using the modified prospective transition method. The fair value of restricted stock units is determined using market value of the common stock on the date of the grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is currently estimated at a weighted average of 25 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

n) Treasury Stock

The cost method was used in recording the purchase of the treasury stock.

o) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options and warrants.

p) Comprehensive income

FAS No. 130 Reporting Comprehensive Income requires disclosure of total comprehensive income. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

q) Operating segments

FAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires disclosures of certain information about operating segments, products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in two segments, as defined in this statement.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

r) Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of risk consist primarily of cash and cash equivalents, interest rate swap agreement and accounts receivable, which are generally not collateralized. The Company’s policy is to place its cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. The counterparty on its interest rate swap agreements is also a large financial institution. The Company does not require collateral from its customers, but its credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. The Company maintains allowances for potential credit losses.

s) Risks and concentrations

When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2008 the Company has one individual customer with accounts receivable balances greater than 10% of the total accounts receivable. This customer owed $5,017,000 or approximately 58.3% of the total accounts receivable balance at December 31, 2008. At December 31, 2008 the accounts receivable balances for the Company’s five largest customers totaled $6,115,000 or approximately 71.0% of the total accounts receivable balance. At December 31, 2007 the accounts receivable balances for the Company’s five largest customers totaled $4,063,000 or approximately 29.6% of the total accounts receivable balance. The Company’s largest customer for the year ended December 31, 2008 had net sales of approximately $24,728,000 or approximately 30.7% of total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2008 had net sales of approximately $42,608,000 or approximately 53.2% of total net sales for the Company. The Company’s largest customer for the year ended December 31, 2007 had net sales of approximately $9,274,000 or approximately 12.6% of total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2007 had net sales of approximately $27,436,000 or approximately 37.3% of total net sales for the Company.

t) Fair value of financial instruments

Effective January 1,2008, the Company adopted SFAS No. 157 for our financial assets and liabilities. Management uses the fair value hierarchy of SFAS No. 157 , “Fair-Value Measurements,” which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accrued liabilities and long -term debt approximate far value.

SFAS No. 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1

Quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted price for identical or similar assets and liabilities in markets that are not active; or other input that are observable or can be corroborated by observable market data.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at December 31, 2008 with:
(in thousands)	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Interest rate swap	$—	$102,000	$—

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) on January 1, 2008. SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. Upon adoption of SFAS 159, the Company made no elections to record assets and liabilities at fair market value.

u) Derivative financial instruments

The Company accounts for its interest rate swap agreements in accordance with Statement of Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our interest rate swap agreement qualifies as a cash flow hedge. Therefore, the effective portion of the fair value change is recorded through other comprehensive income, a component of share equity while any ineffectiveness is recorded in the statement of operations.

v) Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, useful lives of property and equipment, goodwill and purchased intangible asset valuations and lives, derivatives and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

w) Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met:

(i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

x) Contingent Consideration

In connection with certain of the Company’s previous acquisitions, if certain future internal performance goals are satisfied, the aggregate consideration for the respective acquisition will be increased. As of December 31, 2008, all additional consideration, if earned, will be paid in the form of cash and stock. Any additional consideration paid in stock will be allocated to goodwill and stock-based compensation expense. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations (“SFAS 141”) contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the relevant acquisition when a specified internal performance goal is met.

Amount Allocated to Goodwill

In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25, the portion of additional consideration issuable to holders of unrestricted (i.e., not subject to risk of forfeiture) common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

y) Recent accounting pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree the goodwill acquired and any adjustments to income tax expense for the changes in acquirer’s existing valuation allowances or uncertain tax positions that result from a business combination. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.

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

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations and cash flows.

Note 3 – Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2008	2007
Balance at the beginning of year	$97,170	$68,920
Provision for bad debts	1,109,972	170,542
Charge-offs	(336,865)	(142,292)
Recoveries	4,070	––
Balance at the end of year	$874,347	$97,170

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2008 and 2007 was:

	December 31, 2008	December 31, 2007
Furniture & Fixtures	$659,206	$641,187
Equipment	2,505,611	1,531,739
Software	3,093,722	2,020,687
Leasehold Improvements	258,846	25,764
Assets Not Yet in Service	497,344	—
Subtotal	7,014,729	4,219,377
Less: Accumulated Depreciation and Amortization	2,724,552	1,199,277
Net Property & Equipment from Continuing Operations	$4,290,177	$3,020,100
Net Property & Equipment from Discontinued Operations	$1,178,813	$1,659,441

Note 5 – Intangible Assets and Goodwill

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets, including goodwill. During 2006 and 2007, the Company consolidated certain subsidiaries containing similar products, services and customer classes into three segments.

As a result of the consolidation, our Network Segment, which previously contained four separate reporting units, was consolidated into one operating unit. Also as a result of the consolidation the Direct Segment, which previously contained six reporting units, was consolidated into three reporting units containing similar economic characteristics. The Advertising Segment consisted of two reporting units based on their geographic region. The goodwill associated with the reporting unit based in the United Kingdom was tested for impairment during the first quarter of 2008 as the operations of that unit were being discontinued. The Company determined that it had an impairment of goodwill associated with the United Kingdom based reporting unit within the Advertising Segment at that time. During the second quarter of 2008 the Company made the decision to divest the remaining assets within its Advertising Segment as well as two of the units within its Direct Segment. As a result of the Company’s plan to divest certain assets and due to declines in the Company’s stock price and market capitalization, the Company tested all of its reporting units as of June 30, 2008 for impairment. When completing step 1 of the impairment tests the Company determined that the carrying values of five of the Company’s reporting units had indicators of impairment. During this process the Company determined that the following five reporting units were impaired, internal offers, online dating, domestic advertising, lead generation and our online education properties. Of these five two are included in the Company’s continuing operations with the remaining three included in discontinued operations. The Company proceeded to complete step 2 of the analysis required by SFAS No. 142 and recorded impairment charges during the second and third quarters. Due to continued declines in the Company’s market capitalization and deterioration in the overall markets that the Company operates in the Company again tested its goodwill for impairment as of December 31, 2008. During

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

the process the Company determined that all of its reporting units were impaired and the Company recorded additional impairment charges in the fourth quarter of 2008. Overall, during 2008 the Company recognized impairment charges of $40,201,639 relating to the Company’s continuing operations. The Company recognized impairment charges of $40,422,483 relating to reporting units included in discontinued operations.

The following is a schedule of the Company’s intangible assets from its continuing operations, by segment, as of December 31, 2008:

Network Segment

	Term	Initial Value	Impairment	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-4 Years	$1,025,011	($(129,140)	$(895,871)	$—
Customer Relations	5 Years	3,400,000	—	(2,418,889)	981,111
Website Code and Development	5 Years	4,210,000	—	(2,426,729)	1,783,271
Trademarks	Indefinite	590,000	—	—	590,000
Goodwill		18,519,088	(16,742,544)	—	1,776,544
Totals		$27,744,099	$(16,871,684)	$(5,741,489)	$5,130,926

Direct Segment – Continuing Operations

	Term	Initial Value	Impairment	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$569,000	$(193,054)	$(375,946)	$—
Names Database (1)	1-2 Years	9,703,454	(1,378,000)	(6,921,598)	1,403,856
Customer Relations	5 Years	495,000	(121,792)	(332,133)	41,075
Software	5 Years	95,000	(29,292)	(65,708)	—
Vendor Relations	3 Years	82,000	(1,139)	(80,861)	—
Reference Materials	4 Years	571,000	(130,698)	(431,302)	9,000
Tradenames	Indefinite	632,000	(340,000)	—	292,000
Goodwill		22,710,842	(21,135,981)	—	1,574,861
Totals		$34, 858,296	$(23,329,956)	$(8,207,548)	$3,320,792

Company Totals

	Initial Value	Impairment	Accumulated Amortization	Net Carrying Value
Goodwill	$41,229,930	$(37,878,525)	$—	$3,351,405
Indefinite Life Intangibles	$1,222,000	$(340,000)	$—	$882,000
Other Intangibles	$20,150,465	$(1,983,115)	$(13,949,036)	$4,218,314

(1)

Amortization of Names Database included in cost of revenue for the years ended December 31, 2008 and 2007 was $3,199,785 and $2,853,632, respectively.

The Company’s amortization expense over the next five years is as follows:

2009	$2,685,366
2010	1,319,178
2011	213,770
2012	—
2013	—
Total	$4,218,314

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

The following is a schedule of the Company’s intangible assets from its discontinued operations, by segment, as of December 31, 2008:

Direct Segment – Discontinued Operations

	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	3-5 Years	$940,000	$(415,721)	$(524,279)	$—
Customer Relations	5 Years	99,000	—	(99,000)	—
Software	5 Years	3,140,584	(377,919)	(1,795,727)	966,938
Client Lists	7 Years	416,000	—	(217,595)	198,405
Vendor Relations	3 Years	2,600,000	(1,505,833)	(1,094,167)	––
Tradenames	Indefinite	300,000	(300,000)	—	—
Goodwill		32,420,756	(31,878,756)	—	542,000
Totals		$39,916,340	$(34,478,229)	$(3,730,768)	$1,707,343

Advertising Segment – Discontinued Operations

	Term	Initial Value	Impairment & Currency Translation	Accumulated Amortization	Net Carrying Value
Employment Agreements	4 Years	$725,000	$(169,249)	$(555,751)	$—
Customer Relations	8 Years	1,890,000	(288,125)	(826,875)	775,000
Supplier Relations	3 Years	28,000	(10,832)	(17,168)	—
Software Tools	5 Years	175,000	(32,083)	(142,917)	—
Trademarks	Indefinite	941,000	(941,000)	—	—
Goodwill (2)		4,252,863	(4,252,863)	—	—
Totals		$8,011,863	$(5,694,152)	$(1,542,711)	$775,000

(2)

See Note 11.

Note 6 - Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2008 and 2007:

Lender	Due Date	Interest Rate	2008	2007
Wachovia Bank – Installment Note	03/10	5.9%	$3,700,855	$—
Wachovia Bank – Line of Credit	03/10	1-month LIBOR + 2.50%	6,214,228	12,401,000
Totals			9,915,083	12,401,000
Less: Current portion of notes payable			1,648,970	1,301,537
Non-Current Portion			$8,266,113	$11,099,463

Principal Payments Due

Principal payments due for the next five years are as follows:

2009	$1,648,970
2010	8,266,113
2011	—
TOTALS	$9,915,083

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Wachovia Line of Credit and Installment Note Payable (see Note 21 – Subsequent Events)

On February 27, 2008, the Company amended and restated its loan agreements (“the Loan Agreements”) with Wachovia Bank, National Association (“Wachovia”). Pursuant to the Loan Agreements the Company borrowed $15 million from Wachovia evidenced by a revolving credit promissory note (the “Revolving Credit Note”) and $5.0 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreements are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreements (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly calculation date compared to the Company’s trailing EBIDTA, as defined in the Loan Agreements. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note matures on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note are payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently the Company entered into an interest rate swap agreement with Wachovia in which it effectively fixed the rate of the term note at 5.9%.

On June 25, 2008 the Company entered into a Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory Note with Wachovia Bank, N.A. This amendment increased the Company’s availability under the line of credit from 1.75 times to 2.00 times the trailing twelve month adjusted EBIDTA through December 31, 2008. The amendment also addresses the use of proceeds from any Guarantor sale over the term of the Loan Agreements.

Per the amended loan agreement with Wachovia, the Company is required to calculate its borrowing base monthly on a rolling twelve month basis. As of December 31, 2008 the Company’s availability under its Wachovia line of credit was approximately $0.8 million. The Company’s outstanding balance as of December 31, 2008 was approximately $6.9 million which includes approximately $0.7 million under a letter of credit with our landlord. As of December 31, 2008, the Company was in technical default of the Total Debt to EBITDA and maximum annual capital expenditure covenants, for which the Company received a waiver.

On March 18, 2009, the Company entered into a Second Amendment to Amended and Restated Loan Agreement (the “Loan Amendment”) with Wachovia Bank, N.A.. The Loan Amendment amended the Loan Agreements dated as of February 27, 2008 between Wachovia and the Company and First Amendment to Amended and Restated Loan Agreement dated June 25, 2008. The Loan Amendment also amended the Term Note in the original amount of $5,000,000 dated as of February 27, 2008. The Loan Amendment reduces the maximum available credit under revolving loan facility to $8 million on the effective date and further reduces the maximum available under the revolving credit facility to $6 million on October 1, 2009. The maturity date of the Loan Agreements and the Term Note was changed from February 27, 2011 to March 31, 2010.

Repayment Terms; Interest Rates. Interest on the unpaid principal balance of the revolving loan accrues at a rate between LIBOR Market Index Rate plus 4% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7%, provided further that the interest rate shall in no event be less than 7%. The revolving loan matures on March 31, 2010. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 4% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7%, provided further that the interest rate shall in no event be less than 7%. Amounts due under the Term Note are payable in 36 consecutive monthly payments with any remaining principal due on March 31, 2010, the Term Note’s maturity. Concurrently, the Company terminated early the interest rate swap agreement with Wachovia which it entered into concurrent with the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale of MarketSmart Advertising, Inc.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Covenants. As detailed further in the Loan Amendment, the Company is limited to borrowings under the revolving facility equal to 2.0 times its trailing pro forma adjusted EBITDA until the earlier of the sale of MarketSmart Advertising, Inc or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, the Company is required to maintain: (1) a “Total Debt to EBITDA Ratio” of not less than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and (2) a “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis. In addition, the Company may not: (a) make capital expenditures during any year exceeding $500,000; (b) incur any additional indebtedness unless approved by Wachovia; (c) declare or pay dividends unless approved by Wachovia; and (d) arrange for return, cancellation, termination, or replacement of letters of credit on or before August 21, 2009. Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.

Note 7 - Derivatives and Hedging Transactions

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

The Company has entered into an interest swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 2008, the Company had outstanding an interest rate swap agreement with Wachovia, having a total notional amount of $5,000,000. This agreement effectively changes the Company’s interest rate exposure on its $5,000,000 floating rate note due February 15, 2011 to a fixed interest rate of 5.9%. The interest rate swap agreement matures at the time the related note matures. The Company is exposed to credit loss in the event of nonperformance by Wachovia in the interest rate swap agreement; however, the Company does not anticipate nonperformance and the related note is held by Wachovia. The Company has designated its interest rate swap as a cash flow hedge for accounting purposes. As a result, changes in the fair value of the swap are recorded as a component of other comprehensive income. At December 31, 2008, a loss of approximately $102,000 was recorded in Other Comprehensive Income (Loss) and is included in other long-term liabilities.

Changes in fair value on interest rate swaps are initially recorded in Other Comprehensive Income (Loss) and are subsequently reclassified to interest expense in the same period in which the variable cash flows affect earnings. Any ineffectiveness in the hedging relationship is recognized immediately in earnings. For the period ending December 31, 2008, there were no gains or losses recognized in earnings due to hedge ineffectiveness because the hedge was 100 percent effective. On March 18, 2009, the Company terminated the interest rate swap early as part of the Loan Amendment between the Company and Wachovia

Note 8 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007
Accrued Expenses	$525,069	$379,405
Accrued Affiliate Payments	185,508	652,973
Accrued Payroll Liabilities	288,044	218,378
Capital Lease – Current Portion	308,115	—
Total	$1,306,736	$1,250,756

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Note 9 - Long-Term Liabilities

The long-term liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007
Notes Payable – Net of Current Portion	$8,266,112	$11,099,463
Capital Lease – Net of Current Portion	262,248	0
Deferred Income Tax Payable	0	2,494,539
Deferred Rent	214,875	140,944
Other	101,943	0
Long Term Liabilities of Discontinued Operations	211,635	453,319
Total	$9,056,813	$14,188,265

Note 10 – Adjustment for Contingent Shares

In April of 2006, the Company completed the acquisition of Web Diversity. As part of the acquisition the Company issued 500,000 shares to the former shareholder of Web Diversity. These shares were held in escrow pending certain performance goals to be reached over the following three year period. At the time of the acquisition the Company incorrectly applied SFAS 141, as it related to the shares that were held in escrow. The Company believed that the release of the shares held in escrow was probable at the time of acquisition; however, it could not be determined beyond a reasonable doubt as stated in SFAS 141. The Company based this assumption on its extremely successful domestic pay-per-click business model and viewed the market in the United Kingdom as being poised for similar growth. The Company has followed guidance from SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 and SAB No. 108, Section N Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in considering the proper presentation and disclosures in our current filings. The Company determined that the effect of the improper application was immaterial to the Company’s financial statements and therefore the Company has elected to modify the current period presentation.

Note 11 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2008	2007
Current Tax Provision	$0	$(144,852)
Deferred Tax(Benefit) Provision	(1,980,051)	(1,258,481)
Total Tax (Benefit) Provision	$(1,980,051)	$(1,403,333)

The current provision for income taxes to actual cash paid does not reflect the benefit reflected under GAAP for the exercise of the stock options.

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2008	2007
Expected statutory rate	(34)%	(34)%
State Income tax rate, ne of federal benefit	(4)%	(4)%
Permanent Differences	0%	7%
Impairment Differences	16%	0%
Valuation Allowance	18%	0%
	(4)%	(31)%

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

Pursuant to SFAS No. 109, the Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. The Company evaluates the realizability of its deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates, recent organizational changes, its forecasts and projections, as well as the recent changes in its financing agreement with Wachovia. As a result, the Company was unable to support a conclusion that it is more likely than not that any of its deferred tax assets will be realized. The Company therefore has recorded a valuation for the net deferred tax assets as of December 31, 2008. There was no valuation allowance at December 31, 2007. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2008 and 2007:

	2008	2007
Deferred Tax Assets
Net Operating Loss Carry Forwards	$2,578,098	$791,872
Intangible Assets	8,787,180	489,644
Deferred Rent	162,591	149,759
Allowance for Doubtful Accounts	507,862	146,227
Stock Based Expenses	283,183	549,774
Other	17,188	20,331
Subtotal	12,336,102	2,147,607
Less Valuation Allowance	9,847,766	—
Total	2,488,336	2,147,607
Less: Current portion	—	873,961
Non-Current portion	$2,488,336	$1,273,646
Deferred Tax Liabilities
Depreciation	$707,350	$669,454
Intangibles	1,780,986	4,442,897
Total	2,488,336	5,112,351
Less: Current portion	—	1,344,166
Non-Current portion	$2,488,336	$3,768,185
Total Deferred Tax Assets (Liabilities)	$—	$(2,964,744)

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

For balance sheet presentation the Company nets its current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. The following table summarizes the presentation:

Balance Sheet Presentation
	2008	2007
Net current deferred tax assets (liabilities)	$—	$(470,205)

Net long-term deferred tax assets (liabilities)	$—	$(2,494,539)

As of December 31, 2008 the Company has net operating loss carry forwards remaining from the years ended December 31, 2002, 2003 and 2008 in the amounts of $341,675, $1,987,360 and $4,474,047, respectively. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. The Company has $2,820,294 of carry forward deductions from 2006 relating to stock options exercised as of December 31, 2008.

As described in footnote 1, effective January 1, 2007, the Company adopted FIN 48 and did not record any adjustments resulting from the adoption.

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2008 and 2007.

Note 12 - Stock-based compensation plans

The stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, the Company grants options and restricted stock units from the 2005 Long-Term Incentive Plan. Option and restricted stock unit vesting periods are generally zero to three years.

As of December 31, 2008, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of December 31, 2008, we had 2.5 million shares available for grant under our 2005 Long-Term Incentive Plan.

During 2008, the Company granted 830,000 restricted stock units. Unrecognized compensation cost related to restricted stock units of $228,019 will be recognized over the weighted average remaining contractual term of 2.39 years.

The Company recorded stock-based compensation expense for all equity incentive plans of $268,177 and $1,065,940 for the years ended December 31, 2008 and 2007.

During 2008, the Company recalculated its projected forfeiture rate as it applies to stock-based compensation based on an analysis of historical data and recent trends. The forfeiture rate was changed from 9.25% to 25.0% of all non-vested stock options. The impact of this change in estimate was to reduce operating expenses and increase net income for the year by $76,594, which did not change both basic and diluted earnings per share. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

During 2008, the Company realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive departures from the Company. The impact of these events was a reduction in operating expenses and increase in net income of approximately $474,214 for 2008.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

At December 31, 2008, the aggregate intrinsic value of all outstanding options was $0 with a weighted average remaining contractual term of 4.91 years, of which 1,378,181 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $1.75 and a weighted average remaining contractual term of 5.48 years. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $34,000 and $2,260,344, respectively. The total compensation cost at December 31, 2008 related to non-vested awards not yet recognized was $661,941 with an average expense recognition period of 2.22 years. The total fair value of options vested during 2008 and 2007 was $114,550 and $967,203, respectively.

The following table summarizes information about stock option activity during the twelve months ended December 31, 2008 and 2007, respectively.

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Year	3,604,647	$1.86	4,092,982	$1.70
Granted	5,604,223	$0.53	1,090,000	$1.88
Forfeited or Expired	(2,378,465)	$1.55	(816,385)	$2.70
Exercised	(100,000)	$0.13	(761,950)	$0.13
Outstanding, End of Year	6,730,405	$0.89	3,604,647	$1.86
Exercisable, End of Year	1,378,181	$1.75	1,621,480	$1.53

The weighted average grant date fair value of options granted during 2008 and 2007 were $0.17 and $0.99, respectively.

Cash received from option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2008 and 2007 was $13,000 and $256,136, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2008:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.00-$0.50	2,513,575	4.71	$0.23
$0.51-$1.00	2,651,332	4.44	$0.69
$1.01-$2.00	636,299	5.50	$1.81
$2.01-$3.00	797,465	6.58	$2.22
$3.01-$4.00	3,834	2.85	$3.32
$4.01-$5.25	127,900	4.96	$5.07
Total	6,730,405	4.90	$0.89

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2008	2007
Expected Life(in years)	3.50	3.50
Volatility	0.88	0.77
Risk Free Interest Rate	2.23%	4.03%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Note 13 – Stockholder’s Equity

Significant Equity Transactions

Treasury Stock

The Company has 5,516,956 shares of stock in its treasury at a combined total value of $2,096,107. The cost method was used in recording the purchase of the treasury stock.

Warrants Outstanding

As of December 31, 2008 and 2007, the Company had outstanding warrants for the potential issuance of 8,345,452 shares of common stock. Exercise price ranges from $1.00 to $4.00 on December 31, 2007. These warrants were primarily issued in connection with private placements and debt issuances (see significant equity transactions). The Company issued no warrants in 2008 and 2007. All of these warrants are exercisable for five years.

Warrants issued in 2005 and 2004 are primarily exercisable in 2 to 3 years. Warrants issued in prior years are primarily exercisable over a ten year period ending in the year 2010 through 2013.

The following table summarizes information about stock warrants outstanding as of December 31, 2008:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.00-$1.99	44,939	1.48	$1.00
$2.00-$2.49	100,500	2.39	$2.00
$2.50-$2.99	5,200,000	2.26	$2.50
$3.01-$3.99	2,000,007	2.99	$3.05
$4.00-$4.00	1,000,006	2.26	$4.00
Total	8,345,452	2.43	$2.80

Note 14 – Discontinued Operations:

During 2008, the Company made a decision to cease operations at its Web Diversity Ltd subsidiary in the United Kingdom and divest its MarketSmart Advertising operations which comprised its Advertising Segment. The Company also decided to divest its Online Dating and Ilead Media operations which were a portion of its Direct Segment. As a result, the related assets are classified as held for sale and their respective carrying values have been adjusted down to their estimated fair value less selling costs. The write down to fair value resulted in a charge to loss from discontinued operations of approximately $36.9 million, net of tax benefit for year ended December 31, 2008. Additionally, the results of operations of these reporting units have been reported as a profit or loss from discontinued operations in the consolidated statements of operations. The table below summarizes financial results for the assets classified as held for sale:

	2008	2007
Net sales	$29,065,654	$45,781,036
(Loss) Profit from discontinued operations before income taxes	$(38,958,841)	$2,916,828
Income Tax (Benefit) Expense	(1,045,304)	901,104
(Loss) Profit from discontinued operations	$(37,913,537)	$2,015,724

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Note 15 - Net Loss Per Common Share.

Net loss per share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and diluted earnings per share:

	2008	2007
Denominator – Shares
Basic weighted-average shares	66,549,326	67,122,669
Stock Options and other contingently issuable shares	362,477	1,277,415
Antidilutive stock options and contingently issuable shares	(362,477)	(1,277,415)
Diluted weighted-average shares	66,549,326	67,122,669

Note 16 – Pension Costs

The Company sponsors a defined contribution plan to help eligible employees provide for retirement. The Company began matching employees’ contributions in April of 2007. The Company currently matches 50% of employee contributions up to 6% of eligible contributions. The Company’s total matching contributions in 2008 and 2007 were $163,375 and $136,722, respectively.

Note 17 - Leasing Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Rent expense was $1,748,250 and $1,443,032 for the years ended December 31, 2008 and 2007, respectively.

Minimum lease payments under non-cancelable operating leases for the next five years are:

2009	$1,128,168
2010	1,116,865
2011	1,095,529
2012	1,132,462
2013	1,170,703
Thereafter	1,641,981

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

Acquired Entity	Maximum Future Cash Consideration	Maximum Future Stock Consideration ($ value(1))	Maximum Earnout Consideration ($ value)
Morex Marketing Group LLC	$6,426,926	$6,426,926	$12,853,852

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

The earnout period for the acquisition of Real Estate School Online, Inc. expired on September 30, 2008. The financial results for this entity were not sufficient to trigger any earnout payments and therefore no further compensation was paid to the former shareholder of the entity.

The earnout period for the acquisition of Morex Marketing Group LLC expired on December 31, 2008 for three of the four parties involved in the transaction. In the first quarter of 2008 the earnout period for one of the former members was extended one year as consideration for amending their employment agreement. The financial results for this entity were not sufficient to trigger any earnout payments as of December 31, 2008.

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

As of December 31, 2008, there are no liabilities under any other earnout agreements.

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

Note 18 – Related Party

Note Payable

On December 31, 2007, the Company had outstanding notes payable totaling $37,326 related to debt to Scott Mitchell assumed by the Company upon the acquisition of Ozline Networks in 2005. These amounts were fully paid in 2008

Separation Agreement

Effective as of April 24, 2008, the Company and Scott P. Mitchell entered into a Separation Agreement and a Consulting Agreement, pursuant to which Mr. Mitchell resigned as a member of its Board of Directors, effective April 24, 2008. On April 18, 2008, Mr. Mitchell resigned his position as the Chief Executive Officer and President of the Company.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

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

Note 19 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2007, the Company consolidated its Direct and Consumer Services segments under one Executive Officer. During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising operations and ceased operations of its Web Diversity subsidiary which in total comprised its Advertising Segment. The Company also made a decision to divest its Online Dating and Ilead Media operations which were a portion of its Direct Segment. All prior periods have been adjusted for the new presentation. The Chief Executive Officer of each of the Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments. The Company had two operating segments as of December 31, 2008: network and direct The Company evaluates the performance of each segment using pre-tax income or loss from operations.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Listed below is a presentation of revenue, gross profit and operating profit or loss for all reportable segments. The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below. The “corporate” category in the “(Loss) Income before Income Taxes by Industry Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	2008		2007
Segment	Amount	Percent	Amount	Percent
Network	$42,747,991	82.89%	$19,009,046	68.39%
Direct	9,977,801	19.35%	10,095,439	36.32%
Elimination	(1,153,197)	(2.24)%	(1,308,771)	(4.71)%
Total Revenue	$51,572,595	100.00%	$27,795,714	100.00%

Gross Profit by Industry Segment

Segment	2008	2007
Network	$13,410,248	$11,327,503
Direct	5,811,806	6,164,681
Elimination	(418,017)	(318,148)
Total	$18,804,037	$17,174,036

(Loss) Profit before Income Taxes by Industry Segment

Segment	2008	2007
Network	$(15,213,426)	$2,366,897
Direct	(24,405,102)	473,469
Corporate	(7,298,267)	(7,367,248)
Total	$(46,916,795)	$(4,526,882)

Note 20 – Subsequent Events

In the first quarter of 2009, the Company made the decision to continue operating iLead on a long-term basis and to remove iLead from the discontinued operations of the Company. Future periodic reports will report the results of operations of iLead as part of continuing operations. The Company also made the decision to realign the reporting and management of the business units under the segments comprised of Exchange, Direct, and Media & Publishing. The Exchange segment incorporates the AdExchange, Secondbite, MyAP and ValidClick products with revenue generation activity across PPC and CPA advertising. The Direct segment encompasses Primary Ads, Kolimbo, iLead and Real Estate School online with revenue generating activity focused on developing and marketing continuity based direct to consumer offers and products. The Media & Publishing segment encompasses the Morex operations and concentrates on revenue generation through the development and operation of various online specialty websites, primarily www.babytobee.com.

On February 17, 2009, we concluded the sale of the Cherish subsidiary. The proceeds of the sale were used to partially offset the term note with Wachovia Bank, N.A.

On March 18, 2009, the Company entered into a Second Amendment to Amended and Restated Loan Agreement (the “Loan Amendment”) with Wachovia Bank, N.A.. The Loan Amendment amended the Loan Agreements dated as of February 27, 2008 between Wachovia and the Company and First Amendment to Amended and Restated Loan Agreement dated June 25, 2008. The Loan Amendment also amended the Term Note in the original amount of $5,000,000 dated as of February 27, 2008. The Loan Amendment reduces the maximum available credit under revolving loan facility to $8 million on the effective date and further reduces the maximum available under the revolving credit facility to $6 million on October 1, 2009. The maturity date of the Loan Agreements and the Term Note was accelerated from February 27, 2011 to March 31, 2010.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

Repayment Terms; Interest Rates. Interest on the unpaid principal balance of the revolving loan accrues at a rate between LIBOR Market Index Rate plus 4% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7%, provided further that the interest rate shall in no event be less than 7%. The revolving loan matures on March 31, 2010. Interest on the unpaid principal balance of the Term Note accrues at the LIBOR Market Index Rate plus 4% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7%, provided further that the interest rate shall in no event be less than 7%. Amounts due under the Term Note are payable in 36 consecutive monthly payments with any remaining principal due on March 31, 2010, the Term Note’s maturity. Concurrently, the Company terminated early the interest rate swap agreement with Wachovia which it entered into concurrent with the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale of MarketSmart Advertising, Inc.

Covenants. As detailed further in the Loan Amendment, the Company is limited to borrowings under the revolving facility equal to 2.0 its trailing pro forma adjusted EBITDA until the earlier of the sale of MarketSmart Advertising, Inc or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, the Company is required to maintain: (1) a “Total Debt to EBITDA Ratio” of not less than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and (2) a “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis. In addition, the Company may not: (a) make capital expenditures during any year exceeding $500,000; (b) incur any additional indebtedness unless approved by Wachovia; (c) declare or pay dividends unless approved by Wachovia; and (d) arrange for return, cancellation, termination, or replacement of letters of credit on or before August 21, 2009. Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March, 2009.

KOWABUNGA! INC. (Registrant)

By:	/s/ Richard Howe
Richard Howe, Director, Chief Executive Officer

          In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Howe	Director, President and Chief Executive Officer	March 27, 2009
Richard Howe

/s/ Jan Broadwater	Director of Finance and Accounting (principal financial and accounting officer)	March 27, 2009
Jan Broadwater

/s/ Charlie Pope	Director	March 27, 2009
Charlie Pope

/s/ Robert T. Geras	Director	March 27, 2009
Robert T. Geras

/s/ George Mellon	Director	March 27, 2009
George Mellon

/s/ Joshua Metnick	Director	March 27, 2009
Joshua Metnick

/s/ Mitch Tuchman	Director	March 27, 2009
Mitch Tuchman

/s/ Jack Balousek	Director	March 27, 2009
Jack Balousek

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement, entered into as of August 19, 2004, by and among Registrant, WebCapades Acquisition Sub, Inc., WebCapades, Inc., Scott Mitchell and Kristine E. Mitchell. (1)

2.2	Plan of Merger by Registrant, WebCapades Acquisition Sub, Inc., and WebCapades, Inc. (1)

2.3

Agreement and Plan of Reorganization by and among Registrant and WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholders of WorldMall, Inc. dated as of March, 2001. (3)

3.1	Articles of Incorporation, as amended.(3)

3.2	Amended to Articles of Incorporation filed March 14, 2005 (18)

3.3	Amended and Restated By-Laws of Think Partnership Inc. (25)

4.1	Form of Warrant to purchase common stock of Registrant for August 2004 offering. (6)

4.2	Form of Warrant to purchase common stock of Registrant for December 6, 2004 offering. (6)

4.3	Form of Registration Rights Agreement by and among Registrant and certain of its shareholders for December 6, 2004 offering. (6)

4.4	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Think Partnership Inc. (17)

4.5	Registration Rights Agreement, dated as of March 20, 2006, by and among Think Partnership Inc. and the schedule of Buyers attached thereto. (17)

4.6	Form of Warrant by and among Think Partnership Inc. and the schedule of Buyers attached to Securities Purchase Agreement. (17)

4.7	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. (24)

4.8	Form of Warrant by and among Think Partnership Inc. and the Series A Convertible Preferred holders for the December 2006 inducement to convert. (24)

4.9

Rights Agreement by and between Think Partnership Inc. d/b/a Kowabunga! Inc. and Colonial Stock Transfer Company Inc. as Rights Agent, dated as of February 14, 2008, along with the Certificate of Designation of Series B Junior Participating Preferred Stock of Think Partnership Inc., which was filed as Exhibit A to the Rights Agreement. (26)

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

10.23

Agreement and Plan of Merger and Reorganization by and among Think Partnership Inc. iLead Acquisition Sub, Inc., THK, LLC, iLead Media, Inc., Brady Whittingham, David Nelson and Robert Seolas dated as of April 27, 2006.(19)

10.24

Securities Purchase Agreement, dated as of June 30, 2006, among the selling stockholders identified on the signature page thereto, Think Partnership Inc. and the investors identified on the signature pages thereto.(20)

10.25	Registration Rights Agreement, as of June 30, 2006, by and among Think Partnership Inc., the selling stockholders identified in the signature pages thereto and the investors signatory thereto.(20)

10.26	Employment Agreement, entered into on August 3, 2006, by and between Scott P. Mitchell and Think Partnership Inc.(21)

10.27

First Amendment to Agreement, entered August 10, 2006, to be effective as of July 1, 2006, by and among Think Partnership Inc., PrimaryAds, Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta.(22)

10.28	Second Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and among Think Partnership Inc., Litmus Media, Inc., and John Linden and Tobias Teeter.(22)

10.29

First Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and among Think Partnership Inc., THK, LLC, and Brady Whittingham, David Nelson, and Robert Seolas.(22)

10.30	First Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and between Think Partnership Inc., and James Banks.(22)

10.31	Employment Agreement, effective as of September 5, 2006, by and between Think Partnership Inc. and Jody Brown.(23)

10.32	Amended and Restated Loan Agreement by and between Wachovia Bank, National Association and the Company, dated February 27, 2008. (27)

10.33	Amended and Restated Security Agreement by and among Wachovia Bank, National Association, the Company and the Guarantors, dated February 27, 2008. (27)

10.34	Amended and Restated Revolving Credit Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.35	Amended and Restated Term Promissory Note, dated February 27, 2008, issued by the Company to the order of Wachovia Bank, National Association. (27)

10.36	Amended and Restated Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated February 27, 2008. (27)

10.37	Separation Agreement, dated April 24, 2008, between Scott Mitchell and Think Partnership Inc. (28)

10.38	Consulting Agreement, dated April 24, 2008, between Scott Mitchell and Think Partnership Inc.(28)

10.39	Employment Agreement, effective as of May 20, 2008, between Stan Antonuk and Think Partnership Inc. (29)

10.40

Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory, dated as of June 25, 2008, by and among Think Partnership Inc., each of the Guarantors signatory thereto, and Wachovia Bank, National Association. (30)

10.41	Specimen Stock Option Agreement between Think Partnership Inc. and Optionees. (31)

10.42	Specimen Restricted Stock Agreement between Think Partnership Inc. and Employees with Amendment Agreement No. 1, dated as of June 23, 2008, between Think Partnership Inc. and John Linden. (31)

10.43	Employment Agreement, dated November 3, 2008, by and between the Company and Richard K. Howe. (32)

10.44	Second Amendment to Amended and Restated Loan Agreement and Amended and Restated Term Promissory Note dated March 18, 2009 by and between the Company and Wachovia, NA. (33)

10.45	Employment Agreement, dated March 23, 2009, by and between the Company and Gail Babitt (33)

21.1	List of Subsidiaries.*

23.1	Consent of Blackman Kallick LLP.*

23.2	Consent of Grant Thornton LLP.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350.*

(1)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 (SEC File No. 033-19980-D).
(2)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004 (SEC File No. 033-19980-D).

(3)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004 (SEC File No. 033-19980-D).

(4)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2004 (SEC File No. 033-19980-D).

(5)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 9, 2004 (SEC File No. 033-19980-D).

(6)

Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004 (SEC File No. 333-121761).

(7)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (SEC File No. 001-32442).

(8)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005 (SEC File No. 033-19980-D).

(9)	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 033-19880-D).

(10)	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005 (SEC File No. 033-19880-D).

(11)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005 (SEC File No. 033-19980-D).

(12)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005 (SEC File No. 001-32442).

(13)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2005 (SEC File No. 001-32442).

(14)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 (SEC File No. 001-32442).

(15)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006 (SEC File No. 001-32442).

(16)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

(17)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006 (SEC File No. 001-32442).

(18)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006 (SEC File No. 033-19980-D).

(19)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006 (SEC File No. 001-32442).

(20)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006 (SEC File No. 001-32442).

(21)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006 (SEC File No. 001-32442).

(22)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006 (SEC File No. 001-32442).

(23)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006 (SEC File No. 001-32442).

(24)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2007 (SEC File No. 001-32442).

(25)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2007 (SEC File No. 001-32442).

(26)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2008 (SEC File No. 001-32442).

(27)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008 (SEC File No. 001-32442).

(28)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008 (SEC File No. 001-32442).

(29)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2008 (SEC File No. 001-32442).

(30)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008 (SEC File No. 001-32442).

(31)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008 (SEC File No. 001-32442).

(32)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (SEC File No. 001-32442).

(33)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2009 (SEC File No. 001-32442).

*	Filed herewith