Form 10-Q
period 2009-03-31
KOWABUNGA! INC.
filed 2009-05-14
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-32442

———————

KOWABUNGA! INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15550 Lightwave Drive, Third Floor, Clearwater, FL 33760

(Address of principal executive offices) (Zip Code)

(727) 324-0046

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at May 5, 2009
Common Stock	64,758,068

KOWABUNGA! INC.

FORM 10-Q

x

TABLE OF CONTENTS

Page

PART I. - FINANCIAL INFORMATION

Item 1.         Financial Statements.

1

Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008

1

Consolidated Statements of Operations (Unaudited) Three Months Ended
March 31, 2009 and 2008

2

Consolidated Statements of Cash Flows Three Months Ended
March 31, 2009 and 2008 (Unaudited)

3

Notes to Consolidated Financial Statements (“Unaudited”)

4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

22

Item 4t.        Controls and Procedures.

23

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

24

Item 1a.       Risk Factors.

24

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.         Defaults Upon Senior Securities.

24

Item 4.         Submission of Matters to a Vote of Security Holders.

24

Item 5.         Other Information.

24

Item 6.         Exhibits.

24

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to attract new clients and retain existing clients, seasonal fluctuations in advertising spending, changes in the availability and price of advertising space, timing in the completion of web development projects or in the recognition of revenue on these projects, availability of financing to fund capital or operating activities, timing and proceeds of the sale of discontinued businesses, national and global economic conditions impact on customer demand for our products and services, fluctuations in sales from a significant single customer, and competition from other companies which may have superior resources or services.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Kowabunga! Inc., a Nevada corporation, and our subsidiaries.

The information which appears on our web site at www.kowabunga.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

KOWABUNGA! INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$60,576	$360,315
Restricted Cash	791,255	992,074
Accounts Receivable net of allowance for doubtful accounts of $1,043,375 and $1,332,097, respectively	5,737,304	8,444,994
Unbilled Revenue	327,267	504,894
Prepaid Expenses and Other Current Assets	660,881	550,352
Current Assets of Discontinued Operations	2,299,423	1,848,145
Total Current Assets	9,876,706	12,700,774
Property & Equipment, net	5,228,062	5,468,990
Other Assets
Goodwill	3,893,405	3,893,405
Intangible Assets	5,359,452	5,737,398
Other Assets	90,357	89,099
Other Assets of Discontinued Operations	779,774	1,330,142
Total Other Assets	10,122,988	11,050,044
Total Assets	$25,227,756	$29,219,808

Liabilities and Stockholders’ Equity
Current Liabilities
Notes Payable – Current Portion	$7,098,101	$1,648,970
Accounts Payable	5,058,511	5,313,339
Deferred Revenue	334,177	344,637
Accrued Expenses and Other Current Liabilities	1,509,507	1,587,062
Current Liabilities of Discontinued Operations	1,557,615	1,702,006
Total Current Liabilities	15,557,911	10,596,014

Long-Term Liabilities
Notes Payable – Long Term	––	8,266,112
Other Long Term Liabilities	457,830	579,066
Long Term Liabilities on Discontinued Operations	228,830	211,635
Long-Term Liabilities	686,660	9,056,813

Stockholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	––	––
Common Stock, $.001 par value:
Authorized and Issued Shares, 200,000,000 and 71,125,024, respectively
Outstanding Shares —64,758,068 and 65,608,068, respectively	71,125	71,125
Additional Paid in Capital	105,907,821	105,804,740
Accumulated Deficit	(94,877,355)	(94,095,817)
Accumulated Other Comprehensive Loss	(22,300)	(116,961)
Treasury Stock – 5,516,956 Shares	(2,096,106)	(2,096,106)
Total Stockholders’ Equity	8,983,185	9,566,981
Total Liabilities and Stockholders’ Equity	$25,227,756	$29,219,808

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KOWABUNGA! INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31
	2009	2008
Net Revenue	$13,915,408	$16,177,671
Cost of Revenue	8,797,178	9,338,491
Gross Profit	5,118,230	6,839,181
Operating Expenses
Selling, General and Administrative	5,630,829	7,447,634
Amortization of Purchased Intangibles	555,000	801,358
Loss from Continuing Operations	(1,067,599)	(1,409,812)
Other Income(Expense)
Interest Income	2,391	3,107
Interest Expense	(168,890)	(216,912)
Other Expense	(94,122)	––
Other Expenses, Net	(260,621)	(213,805)
Loss from Continuing Operations Before Taxes on Income	(1,328,220)	(1,623,617)
Income Tax Benefit	––	800,262
Net Loss from Continuing Operations	(1,328,220)	(823,355)
Profit (loss) from Discontinued Operations net of Tax Benefit of $0 and $419,474, respectively	546,683	(1,478,868)
Net Loss	$(781,537)	$(2,302,223)

Per Common Share Data:
Basic and Diluted
Loss from Continuing Operations	$(0.02)	$(0.01)
Profit (loss) from Discontinued Operations	$0.01	$(0.02)
Net Loss	$(0.01)	$(0.03)

Weighted Average Shares(Basic and Diluted)	64,758,068	67,100,653

The accompanying notes to the consolidated financial statements are an integral part of these statements.

KOWABUNGA! INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Operating Activities
Net Loss	$(781,537)	$(2,302,223)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	1,485,416	2,370,316
Impairment of Assets	––	1,187,800
Provision for Doubtful Accounts	122,934	467,519
Deferred Taxes	––	(1,219,844)
Stock Based Compensation	103,082	173,760
Gain on Sale of Discontinued Operation	(288,814)	––
Other	––	(7,778)
Change in operating assets and liabilities:
Restricted Cash	100,819	78,409
Accounts Receivable	2,511,553	(1,620,971)
Prepaid Expenses and Other Assets	(253,670)	(1,994,219)
Accounts Payable	(475,759)	1,758,982
Deferred Revenue	313,917	(293,155)
Other Accrued Expenses and Current Liabilities	(4,294)	(56,315)
Net cash provided by (used in) operating activities	2,833,647	(1,457,719)

Investing Activities
Purchases of Equipment and Software	(378,797)	(433,240)
Purchase of Names Database	(606,667)	(892,508)
Proceeds from Sale of Discontinued Operation	749,985	––
Net cash used in investing activities	(235,479)	(1,325,748)

Financing Activities
Principal Payments Made on Installment Notes Payable	(1,371,963)	(11,567)
Advances from Line of Credit	18,252,311	11,569,022
Payments on Line of Credit	(19,778,255)	(10,966,000)
Treasury Shares Repurchased	––	(110,156)
Net cash (used in) provided by financing activities	(2,897,907)	481,299
Effect of exchange rate Changes on Cash	––	(305)
Net Change – Cash	(299,739)	(2,302,473)
Cash, Beginning of Period	360,315	2,578,246
Cash, End of Period	$60,576	$275,773

Supplemental Information
Interest Paid	$172,420	$216,983
Income Taxes Paid, Net	$––	$11,454

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (“Unaudited”)
March 31, 2009 and 2008

Note 1 – Accounting Policies

The significant accounting policies of Kowabunga!® Inc. and subsidiaries (the “Company”) are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”). For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations and segment classification.

We are an Internet marketing business separated into two reporting units:

•

Exchange, and

•

Direct.

The Exchange segment is focused on the technology, analytics and data necessary to facilitate business-to-business (“B2B”) advertising transactions. The Exchange segment provides performance-based marketing and technology solutions to advertisers and publishers. These solutions help advertisers with driving traffic, obtaining leads and increasing conversions through cost per click and cost per action channels. The affiliate network established by the Company helps web publishers monetize their Internet traffic by providing access to high quality advertising inventory. The Exchange segment generates revenues from commissions on the placement of advertising primarily only when a click or a conversion occurs. The Exchange has tens of thousands of advertisers and thousands of publisher members.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and filed with the SEC. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassification

For comparability, the 2008 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2009. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations. Specifically, during February 2009 the Company decided to retain the consumer marketing business. As such, the results of operations from the consumer marketing business have been reclassified to continuing operations for all periods presented.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, derivatives and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Credit Risk, Customer and Vendor Evaluation:

Accounts receivable are typically unsecured and are derived from sales to customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records an allowance based on the length of time the receivables are past due.

At March 31, 2009 the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable. This customer owed approximately $2.3 million or 33% of gross accounts receivable at March 31, 2009 and approximately $5.0 million or 58% at December 31, 2008. This same customer contributed approximately $7.8 million or 56% of total net revenue for the three months ended March 31, 2009 and approximately $5.0 million or 31% of total net revenue for the three months ended March 31, 2008.

Interest Rate Swap Agreement

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our derivative qualifies as a cash flow hedge. Therefore, the effective portion of the derivative fair value change is recorded through other comprehensive income (loss), a component of stockholders’ equity. During March 2009, the Company cancelled its only derivative and incurred a related expense of $94,000 for the three months ended March 31, 2009 reflected as Other Expense on the Consolidated Statements of Operations, which was previously reflected in Other Accumulated Comprehensive Loss.

Note 2 - Property and Equipment

The net carrying value of property and equipment at March 31, 2009 and December 31, 2008 was:

	March 31, 2009	December 31, 2008
Furniture and Fixtures	$639,107	$659,206
Equipment	2,780,636	2,744,776
Software	3,148,158	2,988,847
Leasehold Improvements	279,281	293,864
Assets Not Yet in Service	701,070	497,344
Subtotal	7,548,252	7,184,037
Less: Accumulated Depreciation and Amortization	(3,280,500)	(2,789,542)
Net Property and Equipment from Continuing Operations	$4,267,752	$4,394,495
Net Property and Equipment from Discontinued Operations	$960,310	$1,074,495

Assets not yet in service represents the development of the new Exchange platform. The Company will begin amortizing these costs when the platform is developed and deployed, which is scheduled in fiscal year 2009.

Note 3 – Goodwill and Intangible Assets

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets, including goodwill. Due to continued declines in the Company’s market capitalization and deterioration in the overall markets that the Company operates in, the Company tested its goodwill and other intangible assets for impairment as of December 31, 2008. Overall, during

2008, the Company recognized impairment charges of $57.6 million relating to the Company’s continuing operations.

The following is a schedule of the Company’s intangible assets from its continuing operations as of March 31, 2009:

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value
Names Database (1)	1-2 Years	$10,310,121	$(8,729,210)	$1,580,911
Website Development	5 Years	4,210,000	(2,637,229)	1,572,771
Customer Lists	5 Years	3,895,000	(3,047,814)	847,186
Vendor Relations	3 Years	2,682,000	(2,682,000)	––
Employment Agreements	3-5 Years	2,454,011	(2,454,011)	––
Software	5 Years	1,195,000	(722,916)	472,084
Reference Materials	4 Years	571,000	(566,500)	4,500
Tradenames	Indefinite	882,000	––	882,000
Total Intangible Assets		$26,199,132	$(20,839,680)	$5,359,452
Goodwill		$3,893,405	$––	$3,893,405

———————

(1)

Amortization of Names Database included in cost of revenue for the three months ended March 31, 2009 and 2008 was $430,000 and $793,000, respectively.

The Company’s amortization expense over the next five years is as follows:

2009	$2,581,269
2010	1,607,956
2011	288,227
2012	––
2013	––
Total	$4,477,452

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accrued Expenses	$642,571	$792,389
Accrued Affiliate Payments	160,780	185,508
Accrued Payroll Liabilities	444,573	301,050
Capital Leases – Current Portion	261,583	308,115
Total	$1,509,507	$1,587,062

Note 5 – Other Long Term Liabilities

The long term liabilities consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Deferred Rent	$228,618	$214,875
Capital Lease – Net of Current Portion	229,212	262,248
Other	––	101,943
Total	$457,830	$579,066

Note 6 – Notes Payable

On February 27, 2008, the Company amended and restated its loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008 the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly calculation date compared to the Company’s trailing EBITDA, as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note will mature on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrued at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note were payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently the Company entered into an interest rate swap agreement with Wachovia in which it effectively fixed the rate of the term note at 5.9%.

On June 25, 2008 the Company entered into a Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory Note with Wachovia (the “First Loan Amendment”). The First Loan Amendment increased the Company’s availability under the line of credit from 1.75 times to 2.00 times the trailing twelve month adjusted EBITDA through December 31, 2008. The amendment also addressed the use of proceeds from any guarantor sale over the term of the agreement.

On March 18, 2009, the Company entered into a Second Amendment to the Amended and Restated Loan Agreement (the “Second Loan Amendment”) with Wachovia. The Second Loan Amendment amended the loan agreements dated as of February 27, 2008 between Wachovia and the Company and First Loan Amendment. The Second Loan Amendment also amended the Term Note in the original amount of $5,000,000 dated as of February 27, 2008. The Second Loan Amendment reduced the maximum available credit under revolving loan facility to $8 million on the effective date and further reduces the maximum available credit under the revolving loan facility to $6 million on October 1, 2009. The maturity date of the Second Loan Amendment and the Term Note was accelerated from February 27, 2011 to March 31, 2010.

On May 11, 2009, the Company entered into a Third Amendment to Amended and Restated Loan Agreement (the “Third Loan Amendment”) with Wachovia. The Third Loan Amendment amended the Affirmative Covenants to remove the requirement that we maintain a Fixed Charge Coverage Ratio from January 1, 2009 or any time thereafter.

The Company believes that the anticipated cash flow from operations and current financing arrangements will be sufficient to satisfy its capital requirements for the next 12 months. However, the decline in the maximum available credit under the Revolving Credit Note to $8.0 million as of March 18, 2009 further reducing to $6.0 million as of October 1, 2009 as well as the covenant restrictions on capital expenditures and additional indebtedness included in the Second Amendment could restrict the Company’s ability to invest in opportunities to increase revenues and profitability or to compete effectively without first obtaining replacement financing.

As described elsewhere herein, the Wachovia loan matures in March 2010. While the Company anticipates that it will be able to satisfy this loan through cash generated from operations, if revenue goals are not met the Company would not have sufficient resources to pay this obligation when it becomes due. In that event, it is likely the Company will seek to replace the facility with a loan from another institution or raise additional capital through the sale of debt, equity or a combination of debt and equity. There are no assurances the Company will be able to either replace the lender with a new lender or raise sufficient capital though the sale of our debt or equity.

Repayment Terms; Interest Rates.  Interest on the unpaid principal balance of the Revolving Credit Note and Term Note accrues at a rate between LIBOR Market Index Rate plus 4% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7%, provided further that the interest rate shall in no event be less than 7%. The Revolving Credit Note matures on March 31, 2010.  Amounts due under the Term Note are payable in 36 consecutive monthly payments with any remaining principal due on March 31, 2010, the Term Note’s maturity. Concurrently, the Company terminated early the interest rate swap agreement with Wachovia related to the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale of MarketSmart Advertising, Inc. (“MSA”) upon consummation of the transaction and the receipt of cash proceeds from the divestiture.

Covenants. As detailed further in the Second Loan Amendment, the Company is limited to borrowings under the revolving facility equal to 2.0 times its trailing pro forma adjusted EBITDA until the earlier of the sale of MSA or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, the Company is required to maintain: (1) a “Total Debt to EBITDA Ratio” of not less than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and (2) a “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis, which was removed as a requirement in the Third Loan Amendment, as described above. In addition, the Company may not: (a) make capital expenditures during 2009 exceeding $2.0 million and $500,000 any year thereafter; (b) incur any additional indebtedness unless approved by Wachovia; (c) declare or pay dividends unless approved by Wachovia; and (d) arrange for return, cancellation, termination, or replacement of letters of credit on or before August 21, 2009. The Company currently has a letter of credit outstanding with the lessor on the corporate headquarters equivalent to one years rent, approximately $725,000. The Company has not yet resolved this matter with the lessor and the letter of credit is set to expire in August 2009. Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.

Pursuant to the Second Loan Amendment, the Company is required to calculate its borrowing base monthly on a rolling twelve month basis. As of March 31, 2009 the Company’s borrowing base under its Wachovia Revolving Credit Note was approximately $8.0 million. The Company’s outstanding balance as of March 31, 2009 and December 31, 2008 was approximately $4.7 million and $6.2 million, respectively, resulting in availability of approximately $2.5 million at March 31, 2009. The Company’s outstanding balance of the Term Note at March 31, 2009 and December 31, 2008 was $2.4 million and $3.7 million, respectively. At March 31, 2009 the Company was in compliance with all of its debt covenants.

Note 7 - Stock-based compensation plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the option programs critical to its operation and productivity. Currently, the Company grant options and restricted stock units from the 2005 Long-Term Incentive Plan (“LTIP”). Option and restricted stock unit vesting periods are generally three years.

As of March 31, 2009, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of March 31, 2009, we had 1.8 million shares available for grant under our 2005 Long-Term Incentive Plan.

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under SFAS 123 (R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 25.0 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

On May 22, 2008, the Company granted 1,130,000 restricted stock units, of which 830,000 include performance conditions. During the third quarter of 2008, 300,000 of those restricted stock units were voided as all of the conditions were not met. Unrecognized compensation cost related to restricted stock units of $285,466 will be recognized over the weighted average remaining contractual term of 2.64 years.

In March 2009, the Company granted options to purchase 850,000 shares of common stock under the 2005 LTIP with an exercise price of $0.25 per share. The options vest over 3 years and have a term of 5 years from the date of grant. The Company recorded stock-based compensation expense for all equity incentive plans of approximately $103,000 and approximately $174,000 for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the aggregate intrinsic value of all outstanding options was approximately $22,000 with a weighted average remaining contractual term of 4.7 years, of which approximately 1.4 million of the outstanding options are currently exercisable with an aggregate intrinsic value of approximately $22,000, a weighted average exercise price of $1.76 and a weighted average remaining contractual term of 5.26 years. No options were exercised during either period. The total compensation cost at March 31, 2009 related to non-vested awards not yet recognized was approximately $611,000 with an average expense recognition period of 2.10 years.

The following table summarizes information about stock option activity during the three months ended March 31, 2009 and 2008 respectively.

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period (December 31,)	6,730,405	$0.89	3,604,647	$1.86
Granted	850,000	$0.25	0	0.00
Forfeited or Expired	(10,000)	$0.69	(23,500)	$2.44
Exercised	0	0.00	0	0.00
Outstanding, End of Period	7,570,405	$0.82	3,581,147	$1.86
Exercisable, End of Period	1,403,181	$1.76	1,697,980	$1.73

The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $0.10.

No option or warrant exercises occurred under any share-based payment arrangements for the three months ended March 31, 2009 and 2008.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2009	2008
Expected Life(in years)	3.50	3.50
Volatility	90.7%	76.8%
Risk Free Interest Rate	2.16%	4.03%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option. The risk free interest rate is based on the market yield of the US Treasury Bill with a 3 year term. The Company does not anticipate paying any dividends so the dividend yield utilized in the model is zero.

Warrants Outstanding

As of March 31, 2009, the Company has outstanding warrants for the potential issuance of 8,345,452 shares of common stock. These warrants were primarily issued in connection with private placements and debt issuances. Exercise prices range from $1.00 to $4.00.

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

The Company examined the evidence related to a recent history of tax losses, the economic conditions in which the Company operates, recent organizational changes, near term projections as well as the recent changes in the financing agreement with Wachovia and concluded that it is unable to support the conclusion that it is more likely than not that any of its deferred income tax assets will be realized. As a result, the Company has recorded a full valuation allowance for the net deferred tax asset.

Note 9 – Discontinued Operations:

During 2008 the Company decided to divest of or discontinue operations associated with the dating business, advertising agency business and consumer marketing business.

The dating business consisted primarily of Cherish which was impaired by $17.0 million in 2008, resulting in a NBV of $487,000. at December 31, 2008, which represented the estimated realizable value net selling costs at year end. The Company sold the Cherish assets for $750,000 at February 18, 2009, resulting in a gain on the sale of approximately $289,000. The gain is reflected in profit from discontinued operations on the Consolidated Statement of Operations for the three months ended March 31, 2009.

The advertising agency business consisted of Web Diversity and MSA. The Company shut down the Web Diversity operation in the UK in June 2008.

MSA runs an advertising agency based in North Carolina. The Company is in discussions regarding the potential divestiture of this business. During 2008 the Company valued MSA at its estimated net realizable value less selling costs.

In February 2009, the Company decided to retain the consumer marketing business. As a result, the consumer marketing business has been reclassified from discontinued operations to continuing operations. During 2008, this business was evaluated for impairment based on future discounted cash flows resulting in an impairment of $17.6 million, recorded during 2008, with $5.4 million in the fourth quarter of 2008. As a result of the classification as discontinued operations, the Company ceased recording depreciation and amortization in 2008. During the three months ended March 31, 2009, the Company recorded a catch-up depreciation expense adjustment of approximately $31,000 and amortization expense adjustment of approximately $110,000, in continuing operations.

The table below summarizes financial results for the assets classified as held for sale:

	Three Months Ended March 31
	2009	2008
Revenue	$3,015,084	$4,863,902
Profit (Loss) from discontinued operations before income taxes	257,910	(1,898,442)
Gain on disposal	288,814	––
Income Tax Benefit Expense	––	(419,574)
Profit (Loss) from discontinued operations	$546,683	$(1,478,868)

Note 10 - Net Loss Per Common Share.

Net loss per common share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and diluted earnings per share:

	Three Months Ended March 31
	2009	2008
Denominator – Shares
Basic weighted-average shares	64,758,068	67,100,653
Stock Options and other contingently issuable shares	71,184	506,929
Antidilutive stock options and contingently issuable shares	(71,184)	(506,929)
Diluted weighted-average shares	64,758,068	67,100,653

Note 11 - Impact of New Accounting Standards Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The impact of the adoption of SFAS 141R was not material to the Company’s consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective beginning January 1, 2009. The impact of the adoption of FSP 142-3 was not material to the Company’s consolidated financial position, results of operations and cash flows.

Note 12 - Segment Analysis

The Company is an Internet marketing business separated into two reporting units: Exchange and Direct. The Exchange Segment is structured around the technology and the affiliate network to facilitate B2B transactions. The Direct Segment is focused on direct marketing to the consumer as an advertiser and publisher. Additionally, the lead generation business consisting of Primary Ads ™, which was formerly included in the Network segment, is now part of the Direct segment, with amounts reclassified to the Direct segment for all periods presented.

Previously, our business was conducted in three operating segments which also included our Advertising segment. In the second quarter of 2008 our board of directors decided to pursue the divestiture of the assets of our advertising agency, which was in the Advertising Segment as well as the dating business and the consumer marketing business, which were both part of the Direct Segment. At the time, the decision was driven primarily as a means to focus on the higher growth Exchange Segment. Upon further review, during February 2009, our board of directors decided to retain the consumer marketing business, rationalizing that this business could in fact retain a competitive advantage in the market by utilizing the resources and services of the Exchange business. It is now included as part of continuing operations in the Direct Segment. We also completed the sale of the dating business in February 2009. MSA continues to be reported as discontinued operation in our financial statements.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “(Loss) Income before Income Taxes by Segment” table consists of corporate expenses not allocated to any segment.

Net Revenue by Segment
	Three months ended March 31
	2009		2008
Segment	Amount	Percent	Amount	Percent
Exchange	$8,619,431	61.9	$6,438,519	39.8
Direct	5,484,473	39.4	10,159,872	62.8
Elimination	(188,496)	(1.3)	(420,720)	(2.6)
Total Revenue	$13,915,408	100.0	$16,177,671	100.00

Gross Profit by Segment
	Three Months Ended March 31,
Segment	2009	2008
Exchange	$1,917,293	$2,326,785
Direct	3,215,457	4,677,423
Elimination	(14,520)	(165,027)
Total	$5,118,230	$6,839,181

(Loss) Income before Income Taxes by Segment
	Three Months Ended March 31,
Segment	2009	2008
Exchange	$155,571	$231,344
Direct	570,320	481,712
Corporate	(2,054,111)	(2,336,673)
Total	$(1,328,220)	$(1,623,617)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. The “Risk Factors’ described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely effect our business, financial condition and/or operating results.  The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are an Internet marketing business separated into two reporting units:

•

Exchange, and

•

Direct.

Our Exchange segment is focused on the technology, analytics and data necessary to facilitate business-to-business (“B2B”) advertising transactions. Our Exchange segment (formerly referred to as our Network segment) provides performance-based marketing and technology solutions to advertisers and publishers. We help advertisers with driving traffic, obtaining leads and increasing conversions through cost per click and cost per action channels. We help web publishers monetize their Internet traffic by providing access to high quality advertising inventory. Our Exchange segment generates revenues from commissions on the placement of advertising primarily only when a click or a conversion occurs. The Exchange has tens of thousands of advertisers and thousands of publisher members. Our brands include:

•

ValidClick AdExchange™ (www.validclick.com) is an open, quality controlled pay per click (“PPC”) marketplace where clicks are dynamically priced based on FeedPatrol Click Fraud Technology and Fair Isaac Click Conversion Scoring. This exclusive technology alliance is leading the way to fair market pricing for PPC advertisers based on quality and conversions,

•

Second Bite® (www.secondbite.com) is a unique patent-pending order abandonment recovery technology that provides a full circle solution to recover lost revenue due to shopping cart abandonment. Using automated email messages and phone calls from helpful customer service agents, Second Bite reaches out to shoppers who have abandoned their online shopping cart and encourages them to complete their purchases,

•

MyAP™ (www.myap.com) is a complete affiliate tracking and management software solution that provides merchants the ability to sign up, manage and track the activities of their affiliates through a scalable, reliable, easy-to-use, and privately branded platform with full data transparency.

•

FeedPatrol is our patent-pending click fraud technology that filters suspicious clicks in real-time to prevent fraudulent click charges before they happen.

•

FICO Click Conversion Score™ uses analytics based on artificial intelligence and patented profiling technologies to score publishers on their ability to drive conversions for advertisers. This score is then used for dynamic price adjustments and advertiser segmentation.

•

Kolimbo (www.kolimbo.com) is a network of online web sites (affiliates) where advertiser products are displayed and where remuneration to affiliate and Kowabunga occurs only upon conversion (sale) of the lead. This network of affiliates provides a market into which leading merchants in retail, B2B and niche product categories can generate sales.

Our Direct segment is focused on direct marketing online to consumers acting in a capacity as an advertiser and publisher. Our Direct Segment provides lead generation services and develops and sells direct-to-consumer membership programs. Examples from this segment include our Real Estate School Online (www.realestateschoolonline.com) where we sell accredited real estate licensing courses, real estate continuing education courses, and real estate exam prep courses online, on CD-ROM, or by correspondence in 40 states through our ecommerce web sites. Additionally, our web properties publisher business markets to expectant mothers and new parents through the Internet at www.babytobee.com. As the leader in prenatal and new parent e-mail and direct mail distribution, we generate leads both online and over the phone and then market those leads to consumer package goods manufacturers and advertisers. Our Direct segment generates revenues from the sale of products and sales of name databases to third parties.

Beginning in the first quarter of 2009 we also now include our lead generation business, which was formerly included in our Network segment, as part of our Direct segment. Lead generation specializes in matching high-converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates using Kowabunga!’s proprietary Exchange platforms (www.primaryads.com). As such, our lead generation business is well-adapted to promoting the in-house offers developed within the Direct segment.

While our revenue from continuing operations grew in 2008, the impact of the economy and operating inefficiencies across the enterprise resulted in margin declines which only began to be addressed in the last month of the year.  These market oriented challenges brought a spotlight to a number of acquisitions dating back to 2006 whose future value would simply not be realized for shareholders. As a result, in 2008 we discontinued the operations of a number of these companies. Despite these significant challenges, we began a significant transformation in 2008 that included the elimination of approximately 50 positions, the consolidation of shared functions, reduction of our debt by $2.5 million, the sale of businesses with little synergy, reorganizing our operations along two business segments and renegotiation of the terms of our credit facility.

We believe that the cornerstone of our value proposition for advertisers is our ability to generate high converting leads at an attractive return on investment (“ROI”). Concurrently, to allow for scale within our advertising exchange, we must also attract high traffic web publishers where competition for advertising space is driven primarily by the amount paid for each click, often irrespective of actual return for advertisers. We believe that this general lack of transparency and segmentation between advertisers and publishers within online networks who serve this marketing channel will evolve in much the same manner as other channels have over the last 50 years. As all parties better understand the methods and procedures for ROI, technologies that reward the best behaviors and penalize the worst become the differentiating component between service providers.

We believe we have been on the forefront of these technologies for the past five years. From our click fraud technology that has successfully proven its ability to eliminate bad traffic to our exclusive FICO click conversion scoring technology that highlights the best performing cost per click publishers, we have and will continue to operate our business based on the principle of quality.

In what will be our most significant product redesign in the Company’s history, during 2009 we will be bringing to market a new platform. Within this solution, advertisers will be able to create and manage advertising campaigns, web publishers will be better able to monetize their inventory and strategic partners and web developers will be allowed to customize the framework through application programming interfaces (“APIs”) (i.e. They will be able to build applications on top of our platform). We therefore see our company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our advertising exchange is the information produced both on the advertiser side where we see what kind of products convert and on the publisher side where we see what kind of web sites attract viewers. This business intelligence when combined with the operating leverage we have because we own the exchange makes running our own direct marketing programs online an attractive adjacent business model. The advantage we have in this business is not limited by industry or product type. For example, if we see an opportunity, based on our business intelligence, that suggests an upward trend in consumer interest associated with consumer health, we line up a product supplier, launch a web site, drive traffic and capitalize on the opportunity. From neutraceuticals, to continuing education, to home based businesses, we believe that these online marketing programs/sites fulfill a need in the market, utilize our existing infrastructure and produce attractive margins.

We believe our existing working capital and cash flows from operations is sufficient to both fund our operations for the balance of the year and fund the retirement of our credit facility with Wachovia when it matures in March 2010 assuming we meet our internal revenue goals and are able to sell the business which make up our discontinued operations for their current carrying value. Like many businesses, given the uncertainty caused by the current economic climate we have suspended providing earnings guidance on our company. We believe, however, that our internal revenue goals are reasonable given the current state of the economy in general and our business segment in particular. If, however, our revenue goals prove unattainable, we will need to either raise additional capital to satisfy the Wachovia credit line or replace the line with a new facility. Although we can potentially pay down our credit facility if we are able to attain our financial goals for 2009 and 2010, including the sale of discontinued operations at their current carrying value, we are seeking alternative financing solutions to enable us to grow our business organically and ensure that we are well positioned to capitalize on other opportunities as they become known to us.

In 2009 we will continue the transformation that began in Q4 of 2008. We will balance our desire to improve short-term profitability with our desire to capture greater market share through investments in technology, sales and marketing. We believe that there are opportunities to grow and enhance our Direct segment and the natural demands of the business for data and infrastructure provide a great opportunity to understand the needs of advertisers and affiliates to enhance our Exchange platform to satisfy the needs of the market.

Discontinued Operations

Previously, our business was conducted in three operating segments which also included our Advertising segment. In the second quarter of 2008 our board of directors decided to pursue the divestiture of the assets of our advertising agency, which was in the Advertising Segment as well as the dating business and the consumer marketing business, which were both part of the Direct Segment. At the time, the decision was driven primarily as a means to focus on the higher growth Exchange Segment. Upon further review, during February 2009, our board of directors decided to retain the consumer marketing business, rationalizing that this business could in fact retain a competitive advantage in the market by utilizing the resources and services of the Exchange business. It is now included as part of continuing operations in the Direct Segment. We also completed the sale of the dating business in February 2009. The Advertising agency continues to be reported as discontinued operation in our financial statements.

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

Exchange Segment

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

Accounts Receivable

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

Deferred Taxes

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

Stock Awards

We value stock compensation based on the fair value recognition provisions of SFAS No. 123 (revised) Share-Based Payment (“SFAS 123R”), which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of option grants over the requisite employee service period.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The impact of the adoption of SFAS 141R was not material to the Company’s consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective beginning January 1, 2009. The impact of the adoption of FSP 142-3 was not material to the Company’s consolidated financial position, results of operations and cash flows.

Results of Operations

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Net Revenue

Overall, net revenue from continuing operations decreased approximately 14.0% during the first quarter of 2009 from the comparable period in 2008. Included in this change is an increase in revenues from our Exchange segment offset by a decrease in revenues in our Direct segment. The decline in net revenues in the 2009 quarter as compared to the 2008 quarter is reflective of the overall softening of Internet advertising and the general economic decline during the 2009 period. Net revenues by business segment are presented below.

	Three Months Ended March 31,
	2009	2008
Exchange	$8,619,431	$6,438,519
Direct	5,484,473	10,159,872
Elimination 1	(188,496)	(420,720)
Total Net Revenue	$13,915,408	$16,177,671

———————

1

Elimination of cross-selling between business units.

Revenue from our Exchange segment increased by approximately 33.9% during the first quarter of 2009 as compared to the first quarter of 2008. The increase was the result of higher demand in the search network due to the continued growth in this online marketing channel. Included in net revenues in this segment is approximately $8.1 million in revenue during the first three months of 2009 from our search network, an increase of approximately $2.6 million over the prior year. Other revenue was approximately $0.5 million during the first three months of 2009 as compared to approximately $0.9 million in 2008. This decrease of $0.4 million was attributable to a decrease of $0.2 million in each of website hosting revenue and affiliate software revenue over the prior year.

Revenue from our Direct segment during the first quarter of 2009 decreased approximately 46.0% from the comparable period in 2008. The decrease was primarily the result of a decline in the lead generation and consumer marketing businesses. The lead generation decline was the result of a reduction of certain popular advertiser offers in the second half of 2008 and the consumer marketing decline was the result of a lack of focus and investment by the Company as a result of the decision in the second quarter of 2008 to move the business to discontinued operations. During the first quarter of 2009 the Company moved the consumer marketing business back to continuing operations and refocused efforts on driving leads, which we are hopeful will result in a growth in revenue from that business during the second quarter of 2009. Revenues from lead generation was approximately $1.0 million compared to approximately $3.3 million for the same period a year ago, a decrease of approximately $2.2 million.  Revenues from our consumer marketing business was $2.0 million as compared to $4.1 million for the same period a year ago, a decrease of approximately $2.1 million. The revenue from our web properties publisher property contributed approximately $2.1 million during the three months ended March 31, 2009, as compared to approximately $2.5 million for the same period last year. Revenue from our online education properties contributed approximately $0.3 million during the three months ended March 31, 2009 and 2008.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended March 31
Segment	2009	2008
Exchange	$1,917,293	$2,326,785
Direct	3,215,457	4,677,423
Elimination 1	(14,520)	(165,027)
Total Gross Profit	$5,118,230	$6,839,181

———————

1

Elimination of cross-selling between business units.

The decline in gross margin in our Exchange segment reflects overall market conditions in which online search marketing margins narrowed from 28.9% to 18.0% as a result of pricing pressure in the market. Gross profit from our affiliate software contributed approximately $0.4 million during the first quarter of 2009, a decrease of approximately $0.1 million from prior year due to a decline in subscribing clients. Gross profit from website hosting decreased approximately $0.2 million during the first quarter of 2009 as compared to the same period in the prior year due to a reduction in our customer base.

In our Direct segment, gross profit from our consumer marketing business contributed approximately $1.0 million during the first quarter of 2009 or approximately 47.4% of revenue. This was a decrease of approximately $1.1 million from prior year in which our gross profit was approximately $2.0 million, or approximately 49.8% of revenue. Gross profit from our lead generation contributed approximately $0.6 million during the first quarter of 2009, or approximately 55.8% of revenue. This was a decrease of approximately $0.3 million from prior year in which our gross profit was approximately $0.8 million, or approximately 26.0% of revenue. The decline in gross margin in our consumer marketing business and lead generation business is the result of a reduction in revenue in the first quarter of 2009 as compared to the same period in the prior year.

Operating Expenses

Total operating expenses decreased approximately 24.4% in the first quarter of 2009 as compared to the first quarter of 2008 and reflects decreases in both selling, general and administrative expenses and amortization of purchased intangibles in the 2009 period.

Selling, General and Administrative Expenses

Overall, selling, general and administrative expenses declined approximately 24% in the first quarter of 2009 from the comparable period in 2008. The following table provides information on selling, general and administrative expenses by operating segment, as well as our corporate overhead, for each of the periods presented:

	Three months ended March 31
Segment	2009	2008
Exchange	$1,530,898	$1,813,317
Direct	2,473,028	3,679,008
Corporate	1,641,423	2,120,337
Elimination 1	(14,520)	(165,028)
Total Selling, General and Administrative Expenses	$5,630,829	$7,447,634

———————

1

Elimination of cross-selling between business units.

Selling, general and administrative expenses in our Exchange segment for the first quarter of 2009 were approximately 18% of net revenue as compared to approximately 28% of net revenue for the same period last year. This decrease was due primarily due to the growth in revenue but in absolute dollars was the result of a reduction in salaries and payroll related expenses of $0.2 million and rent and professional fees of $0.1 million. In our Direct segment, selling general and administrative expenses were approximately 45% of revenue as compared to approximately 36% of revenue for the same period last year. The decrease of $1.2 million is mostly due to a reduction in salaries and payroll related expenses of $0.6 million, bad debt expense and credit card processing fees of $0.2 million. Corporate overhead expenses decreased approximately 23% in the first quarter of 2009 from the comparable period in 2008 which was mainly attributable to a reduction in salaries and payroll related expenses of $0.2 million, stock compensation expense of $0.1 million, and travel and related expenses of $0.1 million.

We continue to evaluate our operations with a view towards reducing additional selling, general and administrative expenses in future periods.

Amortization of Purchased Intangibles

Amortization of purchased intangibles decreased approximately 31% in the first quarter of 2009 from the comparable period in 2008. This decrease reflects the impact of the $3.9 million impairment of intangibles other than goodwill and tradenames in 2008 on the future amortization.

Other income (expense)

Interest expense for the first quarter of 2009 decreased approximately 22% during the first quarter of 2009 as compared to the first quarter of 2008 which reflects the reduction in the balance of the Credit Note and the Term Note. As a result of the amendment to the Wachovia loan agreement entered into in March 2009 described in Note 7 to our consolidated financial statements appearing elsewhere herein, our interest rates on the installment note and line of credit have increased to a minimum of 7.0%. As such, we will expect to incur an increased levels of interest expense until we pay down our debt. Concurrent with the amendment, we terminated the interest rate swap agreement entered into in February 2008 and recognized other expense of approximately $94,000 during the three months ended March 31, 2009 due to early termination, which was previously recorded in accumulated other comprehensive loss.

Profit (loss) from Discontinued Operations, net

Net profit from discontinued operations for the first quarter of 2009 includes approximately $258,000 attributable to a profit from discontinued businesses formerly within our Advertising segment that we still own as well as a one-time gain of approximately $289,000 on the sale of our dating business in February 2009. The loss from discontinued operations in the 2008 period reflects the impact of $1.2 million of impairment in the Advertising segment.

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2009 we had a working capital deficit of approximately $5.7 million as compared to working capital of approximately $2.1 million at December 31, 2008. This change in working capital is primarily attributable to the reclassification of the Wachovia obligations which mature in March 2010 from long-term liabilities to short-term liabilities, as well as a reduction in accounts receivable which reflects collections during the first quarter of 2009. Our principal sources of liquidity are cash from operations, cash on hand and the credit facility with Wachovia. Our most liquid asset is cash. Cash at March 31, 2009 and December 31, 2008 was approximately $0.1 million and $0.4 million, respectively. No cash deposits exceed FDIC limits at various financial institutions at March 31, 2009. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in cash.

We expect that we will continue to invest significant resources in order to enhance our existing products and services and to introduce new high-quality products and services. Further, we may need to expend additional capital resources on member acquisition costs and integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards. If usage of our websites substantially increases, we may need to purchase additional servers and networking equipment to maintain adequate data transmission speeds, the availability of which may be limited or the cost of which may be significant. If traffic grows causing the need for expansion in our infrastructure, we anticipate it would be the result of growth in revenue and operating cash flow, which we believe should be sufficient to fund the necessary capital expenditure.

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of the selling entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of March 31, 2009, the cash portion of these potential contingent payments totaled approximately $6.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2010. Based upon information available to us at this time we do not believe it is likely that we will be required to make these contingent payments as it is unlikely the earn out targets will be met.

On March 18, 2009, we entered into a Second Amendment to Amended and Restated Loan Agreement (the “Second Amendment”) with Wachovia Bank, National Association. The Second Amendment reduces the maximum available credit under the revolving loan facility to $8 million as of March 18, 2009 and further reduces the maximum available under the revolving credit facility to $6 million on October 1, 2009. The maturity date of the Revolving Credit Note and the Term Note were accelerated from February 27, 2011 to March 31, 2010. Interest on the unpaid principal balance of the Revolving Credit Note and the Term Note was increased to LIBOR Market Index Rate plus 4.0% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7.0%, provided further that the interest rate shall in no event be less than 7.0%. Amounts due under the Term Note are payable based on a 36 month amortization with any remaining principal due on March 31, 2010, the Term Note’s amended maturity date. Concurrently, we terminated early the interest rate swap agreement with Wachovia which we entered into concurrent with the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale if applicable, of any remaining assets still reflected in discontinued operations.

Under the terms of the Second Amendment, we are limited to borrowings under the revolving facility equal to 2.0 times its trailing twelve months pro forma adjusted EBITDA until the earlier of the sale, if applicable, of certain assets currently reflected in discontinued operations, or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing twelve months pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, we are required to maintain:

•

a Total Debt to EBITDA Ratio of not more than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and

•

a Fixed Charge Coverage Ratio of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis, which was removed as a requirement in the Third Loan Amendment.

Under the terms of the amended loan agreement with Wachovia we are required to calculate our borrowing base monthly on a rolling 12 month basis. As of March 31, 2009 the Company’s borrowing base under its Wachovia line of credit was approximately $8.0 million. The Company’s outstanding balance as of March 31, 2009 was approximately $4.7, resulting in availability of approximately $2.5 million. The Company’s outstanding balance of the Term Note at March 31, 2009 was $2.4 million. In addition, the Company currently has a letter of credit outstanding with the lessor on the corporate headquarters equivalent to one years rent, approximately $0.7 million.

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

As described elsewhere herein, the Wachovia loan matures in March 2010. While we anticipate that we will be able to satisfy this loan through cash generated from operations, if our revenues goals are not met we would not have the sufficient resources to pay this obligation when it becomes due. In that event, it is likely we will seek to replace the facility with a loan from another institution or raise additional capital through the sale of debt, equity or a combination of debt and equity. There are no assurances we will be able to either replace the lender with a new lender or raise sufficient capital though the sale of our debt or equity.

Cash flows

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, stock based compensation and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2009 of approximately $2.8 million consisted primarily of the following:

•

Net loss of approximately $0.8 million

•

Add back the following:

o

$1.5 million for depreciation and amortization,

o

$2.2 million for working capital changes and

o

$0.2 million for other

•

Less the following:

o

$0.3 million for gain on sale of discontinued operations,

Cash used by operating activities for the three months ended March 31, 2008 of approximately $1.5 million consisted primarily of the following:

•

Net loss of approximately $2.3 million

•

Add back the following:

o

$2.0 million for depreciation and amortization,

o

$1.2 million for impairment of assets,

o

$0.5 million for allowance for doubtful accounts and

o

$0.2 million for other

•

Less the following:

o

$2.1 million for working capital changes and

o

$1.2 million for deferred income taxes

We used approximately $0.2 million and $1.3 million in investing activities during the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008 we used approximately $0.4 million to acquire equipment and software. We used approximately $0.6 million and $0.9 million during the three months ended March 31, 2009 and 2008, respectively to acquire a names database for our direct division. The acquisition of data for our direct division is a recurring investment which we expect to continue. We received approximately $0.7 million in proceeds from the sale of our Cherish business unit during the three months ended March 31, 2009.

We used approximately $2.9 million and received approximately $0.5 million in financing activities during the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 we paid down our Term Note with Wachovia by approximately $1.4 million and reduced the outstanding commitment under the line of credit by $1.5 million. Sources of cash from financing activities in 2008 included proceeds of approximately $0.6 million from net draws on our outstanding debt, partially offset by the use of approximately $0.1 million to purchase treasury shares.

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008:

	2009	2008
Net cash provided by (used in) operating activities	$2,833,647	$(1,457,719)
Net cash used in investing activities	$(235,479)	$(1,325,748)
Net cash (used in) provided by financing activities	$(2,897,907)	$481,299

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T.

CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The determination by Chief Executive Officer and Chief Financial Officer of the ineffectiveness of our disclosure controls and procedures at the Evaluation Date were the result of:

•

the departure of our Chief Financial Officer effective January 2, 2009, and

•

continuing weaknesses in our internal controls over financial reporting identified as of December 31, 2008 and as reported in our Annual Report on Form 10-K for the year ended December 31, 2008 including:

•

the departure of our Controller and her replacement during the fourth quarter of 2008,

•

insufficient controls over the formalized closing process with respect to sufficient personnel resources, and

•

insufficient segregation of duties related to the entry and approval of journal entries with the potential to override the system of internal controls.

On March 30, 2009 our new Chief Financial Officer joined our company. In addition, during the three months ended March 31, 2009 we have begun taking certain remedial steps to design and implement more effective internal controls, including the further design and implementation of formal closing procedures and segregation of duties. Such remedial actions, however, were not complete as of the Evaluation Date. We anticipate that these remedial actions will be completed during the second quarter of 2009.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Other than as set forth above, there have been no changes in our internal control over financial reporting identified in connection with the above-described evaluation that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On April 8, 2008, Hypertouch, Inc. filed an action in the Superior Court of California, County of Los Angeles, against the Company and various other defendants in the same industry. The complaint asserts causes of action for violation of California Business & Professions Code §§ 17529.5 and 17200, et seq., arising from the plaintiff's alleged receipt of a large number of email messages allegedly transmitted by the Company "and/or its agents" and seeks statutory damages for each such email. The Company filed its answer to the complaint on May 12, 2008. On February 11, 2009, the Company filed a motion for summary judgment seeking dismissal of each of the plaintiff's claims on several independent grounds. On May 4, 2009, the Company’s Motion for Summary Judgment was granted versus the Plaintiff, Hypertouch. The Plaintiff has sixty days (60) after the Court files the notice of entry of the Judgment to file a Notice of Appeal.

ITEM 1A.

RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

On May 11, 2009, the Company entered into a Third Amendment to Amended and Restated Loan Agreement (the “Third Loan Amendment”) with Wachovia. The Third Loan Amendment amended the Affirmative Covenants to remove the requirement that we maintain a Fixed Charge Coverage Ratio from January 1, 2009 or any time thereafter.

ITEM 6.

 EXHIBITS.

10.46	Third Amendment to Amended and Restated Loan Agreement
31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350certification of Chief Executive Officer
32.2	Section 1350certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOWABUNGA! INC.

Date: May 14, 2009
/s/ RICHARD K. HOWE
Richard K. Howe,
Chief Executive Officer,
principal executive officer

/s/ GAIL L. BABITT
Gail L. Babitt,
Chief Financial Officer
principal financial and accounting officer

25