Form 10-Q
period 2009-06-30
INUVO, INC.
filed 2009-08-14
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-32442

INUVO, INC

(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15550 Lightwave Drive, Third Floor, Clearwater, FL33760

(Address of principal executive offices) (Zip Code)

(727) 324-0211

(Registrant's telephone number, including area code)

Kowabunga!, Inc

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at August 5, 2009
Common Stock	65,508,063

INUVO, INC.

FORM 10-Q

Quarter Ended June 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements.

1

Consolidated Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008

1

Consolidated Statements of Operations for the Six and Three Months Ended
June 30, 2009 and 2008 (Unaudited)

2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009
and 2008 (Unaudited)

3

Notes to Consolidated Financial Statements (“Unaudited”)

4

Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations.

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

27

Item 4T.

Controls and Procedures.

28

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

29

Item 1A.

Risk Factors.

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities.

29

Item 4.

Submission of Matters to a Vote OF Security Holders.

29

Item 5.

Other Information.

29

Item 6.

Exhibits.

29

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation formerly known as Kowabunga! Inc., and our subsidiaries.

The information which appears on our web site at www.inuvo.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$1,515,098	$360,315
Restricted Cash	498,636	992,074
Accounts Receivable net of allowance for doubtful accounts of $929,339 and $1,332,097, respectively	4,574,000	8,476,892
Unbilled Revenue	1,013,161	504,894
Prepaid Expenses and Other Current Assets	941,740	578,863
Current Assets of Discontinued Operations	1,774,067	1,787,736
Total Current Assets	10,316,702	12,700,774
Property & Equipment, net	5,156,255	5,468,990
Other Assets
Goodwill	3,893,405	3,893,405
Intangible Assets	4,950,743	5,737,398
Other Assets	83,856	89,099
Other Assets of Discontinued Operations	784,342	1,330,142
Total Other Assets	9,712,346	11,050,044
Total Assets	$25,185,303	$29,219,808

Liabilities and Stockholders’ Equity
Current Liabilities
Notes Payable – Current Portion	$7,409,869	$1,648,970
Accounts Payable	4,560,674	5,345,412
Deferred Revenue	298,568	353,684
Accrued Expenses and Other Current Liabilities	1,642,202	1,587,062
Current Liabilities of Discontinued Operations	2,282,155	1,660,886
Total Current Liabilities	16,193,468	10,596,014

Long-Term Liabilities
Notes Payable – Long Term	––	8,266,112
Other Long Term Liabilities	457,568	579,066
Long Term Liabilities on Discontinued Operations	226,173	211,635
Long-Term Liabilities	683,741	9,056,813

Stockholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	––	––
Common Stock, $.001 par value:
Authorized and Issued Shares, 200,000,000 and 71,125,024, respectively
Outstanding Shares —65,508,063 and 65,608,068, respectively	71,125	71,125
Additional Paid in Capital	106,001,227	105,804,740
Accumulated Deficit	(95,650,418)	(94,095,817)
Accumulated Other Comprehensive Loss	(17,732)	(116,961)
Treasury Stock – 5,516,956 Shares	(2,096,106)	(2,096,106)
Total Stockholders’ Equity	8,308,094	9,566,981
Total Liabilities and Stockholders’ Equity	$25,185,303	$29,219,808

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net Revenue	$11,803,529	$16,078,856	$25,760,337	$32,426,600
Cost of Revenue	7,283,451	9,005,988	16,112,314	18,344,479
Gross Profit	4,520,078	7,072,868	9,648,023	14,082,121
Operating Expenses
Selling, General and Administrative	5,589,349	7,851,674	11,774,648	16,244,364
Loss from Continuing Operations	(1,069,271)	(778,806)	(2,126,625)	(2,162,243)
Other Income(Expense)
Interest Income	1,539	2,671	3,930	5,777
Interest Expense	(195,771)	(185,591)	(364,662)	(402,503)
Impairment of Assets	––	(28,146,019)	––	(28,146,019)
Other (Expense)Income	68	529,886	(94,054)	529,887
Other Expenses, Net	(194,164)	(27,799,053)	(454,786)	(28,012,858)
Loss from Continuing Operations Before Taxes on Income	(1,263,435)	(28,577,859)	(2,581,411)	(30,175,101)
Income Tax Benefit	––	5,442,213	––	6,226,543
Net Loss from Continuing Operations	(1,263,435)	(23,135,646)	(2,581,411)	(23,948,558)
Profit (loss) from Discontinued Operations net of Tax Benefit of $0 and $617,759, respectively	490,371	(11,577,127)	1,026,811	(13,082,379)
Net Loss	$(773,064)	$(34,712,773)	$(1,554,600)	$(37,030,937)

Per Common Share Data:
Basic and Diluted
Loss from Continuing Operations	$(0.02)	$(0.34)	$(0.04)	$(0.36)
Profit (loss) from Discontinued Operations	$0.01	$(0.17)	$0.02	$(0.19)
Net Loss	$(0.01)	$(0.51)	$(0.02)	$(0.55)

Weighted Average Shares(Basic and Diluted)	65,508,063	67,777,260	65,511,378	67,438,956

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Operating Activities
Net Loss	$(1,554,600)	$(37,030,937)
Adjustments to reconcile Net Loss to net cash provided by operating activities:
Depreciation and Amortization	2,931,626	4,685,434
Impairment of Assets	––	40,611,725
Provision for Doubtful Accounts	179,868	910,103
Deferred Taxes	––	(6,844,302)
Stock Based Compensation	196,487	563,056
Gain on Sale of Discontinued Operation	(288,814)	––
Stock Based Settlement	––	(943,762)
Other	––	1,888
Change in operating assets and liabilities:
Restricted Cash	393,438	226,038
Accounts Receivable	4,081,603	330,793
Prepaid Expenses and Other Assets	(1,152,247)	(380,570)
Accounts Payable	(631,022)	1,617,390
Deferred Revenue	580,171	(245,166)
Other Accrued Expenses and Other Current Liabilities	192,752	(907,911)
Net cash provided by operating activities	4,929,262	2,593,779

Investing Activities
Purchases of Equipment and Software	(847,310)	(1,506,624)
Purchase of Names Database	(1,103,848)	(1,588,804)
Proceeds from Sale of Discontinued Operation	749,985	––
Net cash used in investing activities	(1,201,173)	(3,095,428)

Financing Activities
Principal Payments Made on Notes Payable and Other Long Term Liabilities	(1,630,363)	(551,535)
Advances from Line of Credit	18,929,056	21,645,038
Payments on Line of Credit	(19,872,000)	(22,979,000)
Proceeds from Equity Transaction, Net	––	13,000
Treasury Shares Repurchased	––	(124,966)
Net cash used in financing activities	(2,573,307)	(1,997,463)
Effect of exchange rate Changes on Cash	––	(267)
Net Change – Cash	1,154,782	(2,499,379)
Cash, Beginning of Period	360,315	2,578,246
Cash, End of Period	$1,515,098	$78,867

Supplemental Information
Interest Paid	$364,662	$429,700
Income Taxes Paid, Net	$––	$27,707

Non-Cash Investing Activities
Equipment Under Capital Leases	$126,368	$421,134

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Inuvo, Inc.
Footnotes to Consolidated Financial Statements (“Unaudited”)
June 30, 2009 and 2008

Note 1 – Accounting Policies

The significant accounting policies of Inuvo, Inc. and subsidiaries (the “Company”) are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”). For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations and segment classification.

We are an Internet marketing services business separated into two reporting segments:

•

Exchange, and

•

Direct.

The Exchange segment is focused on the technology, analytics and data necessary to facilitate business-to-business (“B2B”) advertising transactions. The Exchange segment provides performance-based marketing and technology solutions to advertisers and publishers. These solutions help advertisers acquire customers with payment for services to Inuvo occurring either on a pay per click or pay per action basis. The Exchange has tens of thousands of advertisers and thousands of publisher partners.

Our Direct segment is focused on direct marketing online to consumers acting in a capacity as an advertiser and publisher. Our Direct Segment provides lead generation services and develops and sells direct-to-consumer membership programs within vertical markets that include home business opportunities, professional recertification and nutritional supplements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim financial statements as of June 30, 2009 and for the six and three months ended June 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and filed with the SEC. The Company has evaluated subsequent events through August 14, 2009, the filing date of this Form 10-Q, and has disclosed all relevant items in Note 13 to these financial statements. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

At June 30, 2009, the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable. This customer owed approximately $1.7 million or 31% of gross accounts receivable at June 30, 2009 and approximately $5.0 million or 58% at December 31, 2008. This same customer contributed approximately $13.8 million or 54% of total net revenue for the six months ended June 30, 2009 and approximately $10.0 million or 31% of total net revenue for the six months ended June 30, 2008.

Interest Rate Swap Agreement

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, No. 138 and No. 149. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our derivative qualifies as a cash flow hedge. Therefore, the effective portion of the derivative fair value change is recorded through other comprehensive income (loss), a component of stockholders’ equity. During March 2009, the Company cancelled its only derivative and incurred a related expense of $94,000 for the six months ended June 30, 2009 reflected as Other Expense on the Consolidated Statements of Operations, which was previously reflected in Other Accumulated Comprehensive Loss.

Note 2 - Property and Equipment

The net carrying value of property and equipment at June 30, 2009 and December 31, 2008 was:

	June 30, 2009	December 31, 2008
Furniture and Fixtures	$639,107	$659,206
Equipment	3,165,910	2,744,776
Software	3,424,702	2,988,847
Leasehold Improvements	279,281	293,864
Assets Not Yet in Service	868,472	497,344
Subtotal	8,377,472	7,184,037
Less: Accumulated Depreciation and Amortization	(4,065,410)	(2,789,542)
Net Property and Equipment from Continuing Operations	$4,312,062	$4,394,495
Net Property and Equipment from Discontinued Operations	$844,193	$1,074,495

Assets not yet in service represents the development of the Inuvo Platform. The Company will begin amortizing these costs when the platform is deployed, with version 1 launching in the third quarter of 2009. We will continue to capitalize the cost for the development of significant products and features to be implemented as part of the Inuvo Platform.

Note 3 – Goodwill and Intangible Assets

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets, including goodwill. Due to continued declines in the Company’s market capitalization and deterioration in the overall markets that the Company operates in, the Company tested its goodwill and other intangible assets for impairment as of December 31, 2008. Overall, during 2008, the Company recognized impairment charges of $62.9 million relating to the Company’s continuing operations.

The following is a schedule of the Company’s intangible assets from its continuing operations as of June 30, 2009:

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value
Names Database (1)	1-2 Years	$10,807,303	$(9,190,100)	$1,617,203
Website Development	5 Years	4,210,000	(2,847,729)	1,362,271
Customer Lists	5 Years	3,895,000	(3,222,814)	672,186
Vendor Relations	3 Years	2,682,000	(2,682,000)	––
Employment Agreements	3-5 Years	2,454,011	(2,454,011)	––
Software	5 Years	1,195,000	(777,917)	417,083
Reference Materials	4 Years	571,000	(571,000)	––
Tradenames	Indefinite	882,000	––	882,000
Total Intangible Assets		$26,696,314	$(21,745,571)	$4,950,743
Goodwill		$3,893,405	$––	$3,893,405

———————

(1)

Amortization of Names Database included in cost of revenue for the six months ended June 30, 2009 and 2008 was $891,000 and $1,581,000, respectively. Amortization of Names Database included in cost of revenue for the three months ended June 30, 2009 and 2008 was $461,000 and $789,000, respectively.

The Company’s amortization expense over the next five years is as follows:

2009	$1,688,505
2010	1,988,727
2011	391,511
2012	––
2013	––
Total	$4,068,743

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accrued Expenses	$1,049,511	$792,389
Accrued Affiliate Payments	104,849	185,508
Accrued Payroll Liabilities	198,962	301,050
Capital Leases – Current Portion	288,880	308,115
Total	$1,642,202	$1,587,062

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Deferred Rent	$242,360	$214,875
Capital Lease – Net of Current Portion	215,208	262,248
Other	––	101,943
Total	$457,568	$579,066

Note 6 – Notes Payable

On February 27, 2008, the Company amended and restated its loan agreements with Wachovia Bank, National Association (“Wachovia”). Pursuant to the amended and restated loan agreements, on February 27, 2008 the Company borrowed $15 million from Wachovia, evidenced by a revolving credit promissory note (the “Revolving Credit Note”), and $5.0 million, evidenced by a term promissory note (the “Term Note”). The Company’s obligations under the Loan Agreement and the Notes are secured by a first priority lien, in favor of Wachovia, on all of the assets of the Company, including the stock of each of the Company’s operating subsidiaries and are subject to certain financial covenants. Further, each of the Company’s operating subsidiaries has guaranteed the performance of the Company’s obligations under the Loan Agreement and the Notes (each, a “Guarantor”) and the guaranty is secured by a first priority lien on each Guarantor’s assets. Interest on the unpaid principal balance of the Revolving Credit Note accrues at a range from LIBOR Market Index Rate plus 1.50% to LIBOR Market Index Rate plus 2.50% as such rate may change from day to day dependent on the amounts drawn on the loan on the quarterly calculation date compared to the Company’s trailing EBITDA, as defined in the agreement. Amounts due under the Revolving Credit Note are payable in consecutive monthly payments of accrued interest only until maturity at which time all principal and any accrued but unpaid interest is due and payable. The Revolving Credit Note will mature on February 15, 2011. Interest on the unpaid principal balance of the Term Note accrued at the LIBOR Market Index Rate plus 2.50% as such rate may change from day to day. Amounts due under the Term Note were payable in 36 consecutive monthly payments with the final payment due on February 15, 2011, the Term Note’s maturity. Concurrently the Company entered into an interest rate swap agreement with Wachovia, which was subsequently terminated in 2009, in which it effectively fixed the rate of the term note at 5.9%.

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

On March 18, 2009, the Company entered into a Second Amendment to the Amended and Restated Loan Agreement (the “Second Loan Amendment”) with Wachovia. The Second Loan Amendment amended the loan agreements dated as of February 27, 2008 between Wachovia and the Company and First Loan Amendment. The Second Loan Amendment also amended the Term Note in the original amount of $5.0 million dated as of February 27, 2008. The Second Loan Amendment reduced the maximum available credit under revolving loan facility to $8 million on the effective date and further reduces the maximum available credit under the revolving loan facility to $6 million on October 1, 2009. The maturity date of the Second Loan Amendment and the Term Note was accelerated from February 27, 2011 to March 31, 2010.

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

Covenants. As detailed further in the Second Loan Amendment, the Company is limited to borrowings under the revolving facility equal to 2.0 times its trailing pro forma adjusted EBITDA until the earlier of the sale of MSA or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, the Company is required to maintain: (1) a “Total Debt to EBITDA Ratio” of not more than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and (2) a “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis, which was removed as a requirement in the Third Loan Amendment, as described above. In addition, the Company may not: (a) make capital expenditures during 2009 exceeding $2.0 million and $500,000 any year thereafter; (b) incur any additional indebtedness unless approved by Wachovia; (c) declare or pay dividends unless approved by Wachovia; and (d) arrange for return, cancellation, termination, or replacement of letters of credit on or before August 21, 2009. The Company currently has a letter of credit outstanding with the lessor on the corporate headquarters equivalent to one years rent, approximately $725,000. The Company has been notified by the lessor of the corporate headquarters of their intent to draw on the entire amount of the line of credit on or before August 20, 2009. We are actively negotiating a replacement letter of credit in the amount of $475,000 with Wachovia.

Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.

Pursuant to the Second Loan Amendment, the Company is required to calculate its borrowing base monthly on a rolling twelve month basis. As of June 30, 2009, the Company’s borrowing base under its Wachovia Revolving Credit Note was approximately $7.4 million. The Company’s outstanding balance as of June 30, 2009 and December 31, 2008 was approximately $5.3 million and $6.2 million, respectively, resulting in availability of approximately $2.1 million at June 30, 2009. The Company’s outstanding balance of the Term Note at June 30, 2009 and December 31, 2008 was $2.1 million and $3.7 million, respectively. At June 30, 2009 the Company was in compliance with all of its debt covenants.

The financial impact on the Company of adverse economic conditions coupled with the decline in our maximum available credit under the Revolving Credit Note to $6.0 million as of October 1, 2009 may restrict our operations and may impact our ability to provide sufficient capital to meet current and ongoing obligations. We are actively pursing alternative financing through various commercial lenders, and are also working with our current lender to obtain sufficient financing to support operations. We may also consider raising additional capital through the sale of debt, equity or a combination of debt and equity. There are no assurances we will be able to either replace the lender with a new lender or raise sufficient capital though the sale of our debt or equity.

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

As of June 30, 2009, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of June 30, 2009, we had 2.5 million shares available for grant under our 2005 Long-Term Incentive Plan.

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

On May 22, 2008, the Company granted 1,130,000 restricted stock units, of which 830,000 include performance conditions. During the third quarter of 2008, 300,000 of those restricted stock units were voided as all of the conditions were not met. Unrecognized compensation cost related to restricted stock units of $159,000 will be recognized over the weighted average remaining contractual term of 1.90 years.

In March 2009, the Company granted options to purchase 850,000 shares of common stock under the 2005 LTIP with an exercise price of $0.25 per share. The options vest over 3 years and have a term of 5 years from the date of grant. The Company recorded stock-based compensation expense for all equity incentive plans of approximately $196,000 and approximately $563,000 for the six months ended June 30, 2009 and 2008, respectively. The Company recorded stock-based compensation expense for all equity incentive plans of approximately $93,000 and approximately $389,000 for the three months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the aggregate intrinsic value of all outstanding options was approximately $120,000 with a weighted average remaining contractual term of 4.8 years, of which approximately 1.3 million of the outstanding options are currently exercisable with an aggregate intrinsic value of approximately $62,000, a weighted average exercise price of $1.71 and a weighted average remaining contractual term of 4.8 years. No options were exercised during either period. The total compensation cost at June 30, 2009 related to non-vested awards not yet recognized was approximately $455,000 with an average expense recognition period of 1.93 years.

The following table summarizes information about stock option activity during the six months ended June 30, 2009 and 2008 respectively.

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period (December 31,)	6,730,405	$0.89	3,604,647	$1.86
Granted	850,000	$0.25	3,174,832	$0.69
Forfeited or Expired	(827,899)	$0.86	(735,291)	$2.07
Exercised	0	0.00	(100,000)	$0.13
Outstanding, End of Period	6,752,506	$0.75	5,944,188	$1.24
Exercisable, End of Period	1,269,847	$1.71	1,454,356	$1.79

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 was $0.10.

There were no option or warrant exercises in the six months ended June 30, 2009. Cash received for option or warrant exercises occurred under any share-based payment arrangements for the six months ended June 30, 2008 was $13,000.

In accordance with SFAS 123 (R), the fair values of options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2009	2008
Expected Life (in years)	3.50	3.50
Volatility	90.7%	81.0%
Risk Free Interest Rate	2.16%	2.83%
Dividend Yield	0.00%	0.00%

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

Warrants Outstanding

As of June 30, 2009, the Company has outstanding warrants for the potential issuance of 8,345,452 shares of common stock. These warrants were primarily issued in connection with private placements and debt issuances. Exercise prices range from $1.00 to $4.00, and expire in 2010 and 2011.

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

Note 9 – Discontinued Operations

During 2008 the Company decided to divest of or discontinue operations associated with the dating business, advertising agency business and consumer marketing business.

The dating business consisted primarily of Cherish which was impaired by $17.0 million in 2008, resulting in a NBV of $487,000. at December 31, 2008, which represented the estimated realizable value net selling costs at year end. The Company sold the Cherish assets for $750,000 at February 18, 2009, resulting in a gain on the sale of approximately $289,000. The gain is reflected in profit from discontinued operations on the Consolidated Statement of Operations for the six months ended June 30, 2009.

The advertising agency business consisted of Web Diversity and MSA. The Company shut down the Web Diversity operation in the UK in June 2008.

MSA runs an advertising agency based in North Carolina. The Company is in discussions regarding the potential divestiture of this business. During 2008 the Company valued MSA at its estimated net realizable value less selling costs.

In February 2009, the Company decided to retain the consumer marketing business. As a result, the consumer marketing business has been reclassified from discontinued operations to continuing operations. During 2008, this business was evaluated for impairment based on future discounted cash flows resulting in an impairment of $17.6 million, recorded during 2008, with $5.4 million in the fourth quarter of 2008. As a result of the classification as discontinued operations, the Company ceased recording depreciation and amortization in 2008. During the six months ended June 30, 2009, the Company recorded a catch-up depreciation expense adjustment of approximately $31,000 and amortization expense adjustment of approximately $110,000, in continuing operations.

The table below summarizes financial results for the assets classified as held for sale:

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Revenue	$6,437,146	$8,907,916	$3,463,462	$4,214,086
Profit (Loss) from discontinued operations before income taxes	737,997	(1,234,432)	490,371	(497,407)
Impairment of Assets	––	(12,465,706)	––	(11,277,906)
Gain on disposal	288,814	—	––	––
Income Tax (Benefit) Expense	––	(617,759)	––	(198,186)
Profit (Loss) from discontinued operations	$1,026,811	$(13,082,379)	$490,371	$(11,577,127)

Note 10 - Net Loss Per Common Share.

Net loss per common share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and diluted earnings per share:

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Denominator – Shares
Basic weighted-average shares	65,511,378	67,438,956	65,508,063	67,777,260
Stock Options and other contingently issuable shares	132,051	609,647	132,051	423,812
Antidilutive stock options and contingently issuable shares	(132,051)	(609,647)	(132,051)	(423,812)
Diluted weighted-average shares	65,511,378	67,438,956	65,508,063	67,777,260

Note 11 - Impact of New Accounting Standards Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107 and APB 28-1 did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects that FSP 141R-1 will have on the Company’s consolidated financial statements will depend upon the nature, term and size of acquired contingencies resulting from future acquisitions.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated and whether the date corresponds with the release of the entities’ financial statements. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 1, “Basis of Presentation” and Note 13, “Subsequent Events” for further information.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of GAAP”. SFAS No. 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, SFAS No. 168 is not expected to have an impact on the Company’s consolidated financial statements.

Note 12 - Segment Analysis

The Company is an Internet marketing services business separated into two reporting segments: Exchange and Direct. The Exchange Segment includes both the technologies and networks required to facilitate B2B transactions. The Direct Segment includes both the products and websites required to market to consumers online and a lead generation business. Third party product marketing through affiliates, the business formerly referred to as Primary Ads ™, was formerly included in the Network segment., is now part of the Direct segment, with amounts reclassified to the Direct segment for all periods presented.

Prior to fiscal year 2009, the company reported business within three operating segments, Network, Direct and Advertising. In the second quarter of 2008 the board of directors decided to pursue the divestiture of assets within the Advertising segment, which included an offline agency and the divestiture of both the online dating and direct to consumer businesses, both of which where in the Direct segment. At the time, the decision was driven primarily as a means to focus on the higher growth Exchange Segment. Upon further review, during February 2009, our board of directors decided to retain the consumer marketing business, rationalizing that this business could in fact retain a competitive advantage in the market by utilizing the resources and services of the Exchange business. It is now included as part of continuing operations in the Direct Segment. We also completed the sale of the dating business in February 2009. MSA continues to be reported as discontinued operation in our financial statements.

Listed below is a presentation of revenue, gross profit and operating profit for all reportable segments. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “(Loss) Income before Income Taxes by Segment” table consists of corporate expenses not allocated to any segment.

	Net Revenue by Segment
	Six months ended June 30
	2009		2008
Segment	Amount	Percent	Percent	Amount
Exchange	$14,739,483	57.2	$13,118,133	40.5
Direct	11,632,140	45.2	20,001,514	61.7
Elimination	(611,286)	(2.4)	(693,047)	(2.1)
Total Revenue	$25,760,337	100.0	$32,426,600	100.00

	Net Revenue by Segment
	Three months ended June 30
	2009		2008
Segment	Amount	Percent	Percent	Amount
Exchange	$6,120,053	51.8	$6,679,614	41.5
Direct	6,106,267	51.7	9,671,568	60.2
Elimination	(422,791)	(3.6)	(272,326)	(1.7)
Total Revenue	$11,803,529	100.0	$16,078,856	100.00

	Gross Profit by Segment
	Six Months Ended June 30,		Three Months Ended June 30,
Segment	2009	2008	2009	2008
Exchange	$3,443,729	$4,692,741	$1,526,783	$2,365,956
Direct	6,204,294	9,690,174	2,978,755	4,842,678
Elimination	0	(300,794)	14,250	(135,766)
Total	$9,648,023	$14,082,121	$4,520,078	$7,072,868

	Loss from Continuing Operations by Segment
	Six Months Ended June 30,			Three Months Ended June 30,
Segment	2009	2008		2009	2008
Exchange	$337,983		$346,516	$182,088	$114,596
Direct	769,886		1,362,436	191,787	855,996
Corporate	(3,234,494)		(3,871,195)	(1,443,146)	(1,749,398)
Total	$(2,126,625)	$	(2,162,243)	$(1,069,271)	$(778,806)

Note 13 – Subsequent Events

Change of Name

The Board of Directors of approved a change of the Company’s name to Inuvo, Inc. effective at the close of business on July 30, 2009. The Board approved the name change in connection with an overall branding of the company in an effort to better reflect our vision to transform the online pay-for-performance marketplace. The name change was effected through the merger of Kowabunga with a wholly-owned subsidiary in which Kowabunga was the surviving entity. In accordance with the Nevada Revised Statutes, Kowabunga changed its name at the effective time of the merger. This action was approved by the company’s Board of Directors on May 28, 2009 and no consent of stockholders was required under Nevada law.

Both our CUSIP number and our trading symbol for our common stock on the NYSE Amex changed as a result of the name change. The new CUSIP number is 46122 W 10 5 and our new trading symbol on NYSE Amex is INUV. Our common stock began trading under our new name and new symbol beginning on July 31, 2009.

Option Grants

Subsequent to June 30, 2009, the Company granted options to purchase 950,000 shares of common stock under the 2005 LTIP with exercise prices ranging from $0.27 to $0.30 per share. The options vest over 3 years and have a term of 5 years from the date of grant. The weighted average fair value of the options granted is $0.205 per share.

Investor Relations Firm

Subsequent to June 30, 2009, the Company engaged an investor relations firm to provide support for the financial community, review of press releases and research analysis and support. The term of the agreement is 2 years, with a 90 day cancellation option. The firm was granted 400,000 warrants consisting of tranches of 100,000 each with exercise prices of $0.30, $0.50, $1.00 and $1.50. The warrants vest over 24 months, pro-rata, and have a 5 year term.

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

Overview

We are an Internet marketing business separated into two reporting units:

•

Exchange, and

•

Direct.

The Exchange segment is focused on the technology, analytics and data necessary to facilitate business-to-business (“B2B”) advertising transactions. Revenue from our Exchange segment represented approximately 52% and approximately 57%, respectively, for the three months and six months ended June 30, 2009. The Exchange segment provides performance-based marketing and technology solutions to advertisers and publishers. These solutions help advertisers acquire customers with payment for services to Inuvo occurring either on a pay per click or pay per action basis. The Exchange has tens of thousands of advertisers and thousands of publisher partners.

. Our brands include:

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

•

Kolimbo (www.kolimbo.com) is a network of online web sites (affiliates) where advertiser products are displayed and where remuneration to affiliate and Inuvo occurs only upon conversion (sale) of the lead. This network of affiliates provides a market into which leading merchants in retail, B2B and niche product categories can generate sales.

Our Direct segment is focused on direct marketing online to consumers acting in a capacity as an advertiser and publisher. Our Direct Segment provides lead generation services and develops and sells direct-to-consumer membership programs within vertical markets that include home business opportunities, professional recertification and nutritional supplements. Revenues from our Direct segment represented approximately 52% and approximately 45%, respectively, of our total revenues for the three and six months ended June 30, 2009. Examples from this segment include our Real Estate School Online (www.realestateschoolonline.com) where we sell accredited real estate licensing courses, real estate continuing education courses, and real estate exam prep courses online, on CD-ROM, or by correspondence in 40 states through our ecommerce web sites. Additionally, our web properties publisher business markets to expectant mothers and new parents through the Internet at www.babytobee.com. As a leader in prenatal and new parent e-mail and direct mail distribution, we generate leads both online and over the phone and then market those leads to consumer package goods manufacturers and advertisers. Our Direct segment generates revenues from the sale of products and sales of name databases to third parties.

Beginning in the first quarter of 2009, we also now include our lead generation business, which was formerly included in our Network segment, as part of our Direct segment. Lead generation specializes in matching high-converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates using Inuvo’s proprietary Exchange platforms (www.primaryads.com). As such, our lead generation business is well-adapted to promoting the in-house offers developed within the Direct segment.

While our revenue from continuing operations grew in 2008, the impact of the economy and operating inefficiencies across the enterprise resulted in margin declines which only began to be addressed in the last month of the year.  These market oriented challenges brought a spotlight to a number of acquisitions dating back to 2006 whose future value would simply not be realized for stockholders. As a result, in 2008 we discontinued the operations of a number of these companies. Despite these significant challenges, we began a significant transformation in 2008 which has continued into 2009 that included the elimination of approximately 50 positions, the consolidation of shared functions, reduction of our debt by $2.5 million, the sale of businesses with little synergy, reorganizing our operations along two business segments and renegotiation of the terms of our credit facility. Our credit facility has been reduced by an additional $2.5 million in the six months ended June 30, 2009 as a result of cash flows from operations. That being said, the downturn on the economy has impacted the advertising spend in our Exchange segment and consumer spending in our Direct segment, both of which impacted our revenue and our results of operations during the three months ended June 30, 2009. Subsequent to the end of the second quarter we have experienced a minor increase in both advertising spend and consumer buying.

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

In what will be our most significant product redesign in the Company’s history, during 2009 we will be bringing to market a new platform. Within this solution, advertisers will be able to create and manage advertising campaigns, web publishers will be better able to monetize their inventory and strategic partners and web developers will be allowed to customize the framework through application programming interfaces (“APIs”). For example, our customers will be able to build applications on top of our platform. We therefore see our company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our advertising exchange is the information produced both on the advertiser side where we see what kind of products convert and on the publisher side where we see what kind of web sites attract viewers. This business intelligence when combined with the operating leverage we have because we own the exchange makes running our own direct marketing programs online an attractive adjacent business model. The advantage we have in this business is not limited by industry or product type. For example, if we see an opportunity, based on our business intelligence, that suggests an upward trend in consumer interest associated with consumer health, we line up a product supplier, launch a web site, drive traffic and capitalize on the opportunity. From nutritional supplements, to continuing education, to home based businesses, we believe that these online marketing programs/sites fulfill a need in the market, utilize our existing infrastructure and produce attractive margins.

The impact of a weak macroeconomic environment on the Company resulting from reductions in spending by both consumers and advertisers coupled with the decline in our maximum available credit under the Revolving Credit Note to $6.0 million as of October 1, 2009 may restrict our operations and may impact our ability to provide sufficient capital to meet current and ongoing obligations. We are actively pursing alternative financing through various commercial lenders, and are also working with our current lender to obtain sufficient financing to support operations. We may also consider raising additional capital through the sale of debt, equity or a combination of debt and equity. There are no assurances we will be able to either replace the lender with a new lender or raise sufficient capital though the sale of our debt or equity.

In 2009 we will continue the transformation that began in Q4 of 2008. We will balance our desire to capture greater market share through investments in technology, sales and marketing with the limitations we have both organizationally and in the current structure of our existing credit facility. We believe that there are opportunities to grow and enhance our Direct segment from the by-product of data collected in our Exchange segment that teaches us about consumer behavior. Additionally, the natural demands of the business for data and infrastructure provide a great opportunity to understand the needs of advertisers and affiliates to enhance our Exchange platform to modify our service offering to satisfy the needs of the market.

Discontinued Operations

Previously, our business was conducted in three operating segments which also included our Advertising segment. In the second quarter of 2008 our board of directors decided to pursue the divestiture of the assets of our advertising agency, which was in the Advertising Segment as well as the dating business and the consumer marketing business, which were both part of the Direct Segment. At the time, the decision was driven primarily as a means to focus on the higher growth Exchange Segment. Upon further review, during February 2009, our board of directors decided to retain the consumer marketing business, rationalizing that this business could in fact retain a competitive advantage in the market by utilizing the resources and services of the Exchange business. It is now included as part of continuing operations in the Direct Segment. We also completed the sale of the dating business in February 2009. The Advertising agency continues to be reported as discontinued operation in our financial statements, and we are in discussions with several parties regarding the potential divestiture.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 107 and APB 28-1 did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects that FSP 141R-1 will have on the Company’s consolidated financial statements will depend upon the nature, term and size of acquired contingencies resulting from future acquisitions.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated and whether the date corresponds with the release of the entities’ financial statements. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations. See note 1, “Basis of Presentation” and Note 13, “Subsequent Events” for further information.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of GAAP”. SFAS No. 168 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, SFAS No. 168 is not expected to have an impact on the Company’s consolidated financial statements.

Results of Operations

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Net Revenue

Overall, net revenue from continuing operations decreased approximately 20.6% during the first six months of 2009 from the comparable period in 2008. Included in this change is an increase in revenues from our Exchange segment offset by a decrease in revenues in our Direct segment. The decline in net revenues in 2009 as compared to 2008 is reflective of the overall softening of Internet advertising and the general economic decline during the 2009 period. Net revenues by business segment are presented below.

	Six Months Ended June 30,
	2009	2008
Exchange	$14,739,483	$13,118,133
Direct	11,632,140	20,001,514
Elimination 1	(611,286)	(693,047)
Total Net Revenue	$25,760,337	$32,426,600

 ———————

1

Elimination of intercompany sales.

Revenue from our Exchange segment increased by approximately 12.4% during the first six months of 2009 as compared to the first six months of 2008. The increase was the result of higher demand in the search network due to the continued growth in this online marketing channel in the first quarter, partially offset by a flattening of demand in the second quarter of 2009 due to a softening of the market in response to lower advertiser spending. Included in net revenues in this segment is approximately $13.7 million in revenue during the first six months of 2009 from our search network, an increase of approximately $2.5 million over the prior year. The search network is concentrated on a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment. Other revenue was approximately $1.0 million during the first six months of 2009 as compared to approximately $1.9 million in 2008. This decrease of $0.9 million was attributable to a decrease of $0.5 million in website hosting revenue and $0.4 million in affiliate software revenue over the prior year. Subsequent to the end of the second quarter 2009, we have seen a minor increase in advertising spending.

Revenue from our Direct segment during the first six months of 2009 decreased approximately 41.8% from the comparable period in 2008. The decrease was primarily the result of a decline in the consumer marketing and lead generation businesses. The lead generation decline was the result of a reduction of certain popular advertiser offers in the second half of 2008 and the consumer marketing decline was the result of a lack of focus and investment by the Company as a result of the decision in the second quarter of 2008 to move the business to discontinued operations. The lead generation business increased by 24.4% from the first quarter of 2009 to the second quarter of 2009. During the first quarter of 2009 the Company moved the consumer marketing business back to continuing operations and refocused efforts on driving leads, which resulted in approximately 12% growth in revenue from that business during the second quarter of 2009 as compared to the first quarter of 2009. Revenues from our lead generation were approximately $2.4 million in the first six months of 2009 as compared to approximately $7.0 million for the same period a year ago, a decrease of approximately $4.6 million.  Revenues from our consumer marketing business was approximately $4.3 million as compared to approximately $7.2 million for the same period a year ago, a decrease of approximately $2.9 million. The revenue from our Baby to Bee properties and resulting data sales contributed approximately $4.4 million during the six months ended June 30, 2009, as compared to approximately $4.9 million for the same period last year. Revenue from our online education properties contributed approximately $0.6 million during the six months ended June 30, 2009 and 2008. Subsequent to the end of the second quarter 2009, we have seen a minor increase in consumer spending.

Gross Profit

Gross profits by business segment are presented below.

	Six months ended June 30
Segment	2009	2008
Exchange	$3,443,729	$4,692,741
Direct	6,204,294	9,690,174
Elimination 1	––	(300,794)
Total Gross Profit	$9,648,023	$14,082,121

———————

1

Elimination of intercompany sales.

The decline in gross profit in our Exchange segment reflects overall market conditions in which online search marketing margins narrowed from 28.2% to 18.7% as a result of pricing pressure in the market. Gross profit from our affiliate software contributed approximately $1.0 million during the first six months of 2009, a decrease of approximately $0.2 million from prior year due to a decline in subscribing clients. Gross profit from website hosting decreased approximately $0.5 million during the first six months of 2009 as compared to the same period in the prior year due to a reduction in our customer base.

In our Direct segment, gross profit from our consumer marketing business contributed approximately $1.8 million during the first six months of 2009 or approximately 41.7% of revenue. This was a decrease of approximately $2.1 million from prior year in which our gross profit was approximately $3.9 million, or approximately 54.5% of revenue. The decline in gross profit is the result of a decline in sales and rate, which is attributable to the lack of investment in driving traffic during most of 2008 and the first quarter of 2009. Gross profit from our lead generation business contributed approximately $0.9 million during the first six months of 2009, or approximately 38.2% of revenue. This was a decrease of approximately $1.1 million from prior year in which our gross profit was approximately $2.0 million, or approximately 28.7% of revenue. The decline in gross profit in our lead generation business is the result of a reduction in revenue in the first six months of 2009 as compared to the same period in the prior year, which is partially offset by the improvement in margin rate.

Operating Expenses

Selling, General and Administrative Expenses

Overall, selling, general and administrative expenses declined approximately 27.5% in the first six months of 2009 from the comparable period in 2008. The following table provides information on selling, general and administrative expenses by operating segment, as well as our corporate overhead, for each of the periods presented:

	Six months ended June 30
Segment	2009	2008
Exchange	$3,105,746	$4,346,225
Direct	5,434,408	8,327,738
Corporate	3,234,494	3,871,195
Elimination 1	––	(300,794)
Total Selling, General and Administrative Expenses	$11,774,647	$16,244,364

———————

1

Elimination of intercompany sales.

Selling, general and administrative expenses in our Exchange segment for the first six months of 2009 were approximately 21.1% of net revenue as compared to approximately 33.1% of net revenue for the same period last year. This decrease in absolute dollars was the result of a reduction in salaries and payroll related expenses of $0.6 million and advertising expenses of $0.3 million. In our Direct segment, selling general and administrative expenses were approximately 46.7% of revenue as compared to approximately 41.6% of revenue for the same period last year. The decrease of $2.9 million is mostly due to a reduction in amortization of $0.6 million, salaries and payroll related expenses of $1.0 million, and bad debt expense and credit card processing fees of $0.7 million. Corporate overhead expenses decreased approximately 16.4% in the first six months of 2009 from the comparable period in 2008 which was mainly attributable to a reduction in salaries and payroll related expenses of $0.2 million and stock compensation expense of $0.4 million.

We continue to evaluate our operations with a view towards reducing additional selling, general and administrative expenses in future periods.

Other income (expense)

Interest expense decreased approximately 9.4% during the first six months of 2009 as compared to the first six months of 2008 which reflects the reduction in the balance of the Revolving Credit Note and the Term Note. As a result of the amendment to the Wachovia loan agreement entered into in March 2009 described in Note 7 to our consolidated financial statements appearing elsewhere herein, our interest rates on the installment note and line of credit have increased to a minimum of 7.0%. As such, we will expect to incur an increased level of interest expense until we pay down our debt. Concurrent with the amendment, we terminated the interest rate swap agreement entered into in February 2008 and recognized other expense of approximately $0.1 million during the six months ended June 30, 2009 due to early termination, which was previously recorded in accumulated other comprehensive loss.

Profit (loss) from Discontinued Operations, net

Net profit from discontinued operations for the first six months of 2009 includes approximately $0.7 million attributable to a profit from discontinued businesses formerly within our Advertising segment that we still own as well as a one-time gain of approximately $0.3 million on the sale of our dating business in February 2009. The loss from discontinued operations in the 2008 period reflects the impact of $12.5 million of impairment in the Advertising segment.

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Net Revenue

Overall, net revenue from continuing operations decreased approximately 26.6% during the second quarter of 2009 from the comparable period in 2008. Included in this change is a decrease in revenues from our Exchange segment as well as our Direct segment. Net revenues by business segment are presented below.

	Three Months Ended June 30,
	2009	2008
Exchange	$6,120,053	$6,679,614
Direct	6,106,266	9,671,568
Elimination 1	(422,790)	(272,326)
Total Net Revenue	$11,803,529	$16,078,856

———————

1

Elimination of intercompany sales.

Revenue from our Exchange segment decreased by approximately 8.4% during the second quarter of 2009 as compared to the second quarter of 2008. The decrease was the result of a softening of the demand in the search network in this online marketing channel. Included in net revenues in this segment is approximately $5.6 million in revenue during the second quarter of 2009 from our search network, a decrease of approximately $0.1 million over the prior year. Other revenue was approximately $0.5 million during the second quarter of 2009 as compared to approximately $1.0 million in 2008. This decrease of $0.5 million was attributable to a decrease of $0.3 million in website hosting revenue and a decrease of $0.2 million affiliate software revenue over the prior year.

Revenue from our Direct segment during the second quarter of 2009 decreased approximately 36.9% from the comparable period in 2008. The decrease was primarily the result of a decline in the consumer marketing and lead generation businesses as discussed above. Revenues from our lead generation were approximately $1.3 million compared to approximately $3.7 million for the same period a year ago, a decrease of approximately $2.4 million.  Revenues from our consumer marketing business was $2.3 million as compared to $3.1 million for the same period a year ago, a decrease of approximately $0.9 million. The revenue from our Baby to Bee properties and resulting data sales contributed approximately $2.3 million during the second quarter of 2009, as compared to approximately $2.4 million for the same period last year. Revenue from our online education properties contributed approximately $0.3 million during the three months ended June 30, 2009 and 2008.

Gross Profit

Gross profits by business segment are presented below.

	Three months ended June 30
Segment	2009	2008
Exchange	$1,526,783	$2,365,956
Direct	2,978,775	4,842,678
Elimination 1	14,250	(135,766)
Total Gross Profit	$4,520,078	$7,072,868

———————

1

Elimination of intercompany sales.

The $0.8 million decline in gross profit in our Exchange segment reflects overall market conditions in which online search marketing margins narrowed from 27.5% to 19.5% as a result of pricing pressure in the market. Gross profit from our affiliate software contributed approximately $0.5 million during the second quarter of 2009, a decrease of approximately $0.1 million from prior year due to a decline in subscribing clients. Gross profit from website hosting decreased approximately $0.3 million during the second quarter of 2009 as compared to the same period in the prior year due to a reduction in our customer base.

In our Direct segment, gross profit from our consumer marketing business contributed approximately $0.8 million during the second quarter of 2009 or approximately 36.6% of revenue. This was a decrease of approximately $1.1 million from prior year in which our gross profit was approximately $1.9 million, or approximately 60.7% of revenue. The decline in gross profit is the result of a decline in sales and rate, which is attributable to the lack of investment in driving traffic during most of 2008 and the first quarter of 2009. Gross profit from our lead generation business contributed approximately $0.3 million during the second quarter of 2009, or approximately 26.5% of revenue. This was a decrease of approximately $0.8 million from prior year in which our gross profit was approximately $1.2 million, or approximately 31.0% of revenue. The decline in gross margin in our consumer marketing and lead generation business is the result of a reduction in revenue in the second quarter of 2009 as compared to the same period in the prior year.

Operating Expenses

Selling, General and Administrative Expenses

Overall, selling, general and administrative expenses declined approximately 28.8% in the second quarter of 2009 from the comparable period in 2008. The following table provides information on selling, general and administrative expenses by operating segment, as well as our corporate overhead, for each of the periods presented:

	Three months ended June 30
Segment	2009	2008
Exchange	$1,375,994	$2,251,360
Direct	2,605,724	3,985,223
Corporate	1,593,111	1,750,858
Elimination 1	14,520	(135,766)
Total Selling, General and Administrative Expenses	$5,589,349	$7,851,674

———————

1

Elimination of intercompany sales.

Selling, general and administrative expenses in our Exchange segment for the second quarter of 2009 were approximately 22.5% of net revenue as compared to approximately 33.7% of net revenue for the same period last year. This decrease was due primarily due to the growth in revenue but in absolute dollars was the result of a reduction in salaries and payroll related expenses of $0.4 million and advertising expense of $0.2 million. In our Direct segment, selling general and administrative expenses were approximately 42.7% of revenue as compared to approximately 41.2% of revenue for the same period last year. The decrease of $1.4 million is mostly due to a reduction in salaries and payroll related expenses of $0.3 million, bad debt expense and credit card processing fees of $0.4 million, and amortization of $0.3 million. Corporate overhead expenses decreased approximately 9.0% in the second quarter of 2009 from the comparable period in 2008 which was mainly attributable to a reduction in stock compensation expense of $0.3 million partially offset by an increase in salary and payroll related expenses of $0.1.

Other income (expense)

Interest expense increased approximately 5.5% during the second quarter of 2009 as compared to the second quarter of 2008 which reflects the increase in our interest rates on the installment note and line of credit, partially offset by a reduction in the balance of the Revolving Credit Note and the Term Note.

Profit (loss) from Discontinued Operations, net

Net profit from discontinued operations for the second quarter of 2009 includes approximately $0.5 million attributable to a profit from discontinued businesses formerly within our Advertising segment. The loss from discontinued operations in the 2008 period reflects the impact of $11.3 million of impairment in the Advertising segment.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2009, we had a working capital deficit of approximately $5.9 million as compared to working capital of approximately $2.1 million at December 31, 2008. This change in working capital is primarily attributable to the reclassification of the Wachovia obligations, which mature in March 2010, from long-term liabilities to short-term liabilities, which mature in March 2010, as well as a reduction in accounts receivable that reflects collections during the first six months of 2009. Our principal sources of liquidity are cash from operations, cash on hand and the credit facility with Wachovia. Our most liquid asset is cash. Cash at June 30, 2009 and December 31, 2008 was approximately $1.5 million and $0.4 million, respectively.  Cash deposits of $1.2 million exceed FDIC limits, primarily at Wachovia at June 30, 2009. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in cash.

We expect that we will continue to invest significant resources in order to enhance our existing products and services and to introduce new products and services. Further, we may need to expend additional capital resources on member acquisition costs and integrating new technologies to improve the speed, performance, features, ease of use and reliability of our consumer services in order to adapt to rapidly changing industry standards. We have invested approximately $1.1 million and $0.8 million for the six months ended June 30, 2009 in names database and system enhancements, respectively. We expect to invest comparable amounts for the remaining six months of the year which we anticipate will be funded from new credit facilities as discussed elsewhere herein.

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of the selling entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of June 30, 2009, the cash portion of these potential contingent payments totaled approximately $6.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2010. Based upon information available to us at this time we do not believe it is likely that we will be required to make these contingent payments as it is unlikely the earn out targets will be met.

On March 18, 2009, we entered into a Second Amendment to Amended and Restated Loan Agreement (the “Second Amendment”) with Wachovia Bank, National Association. The Second Amendment reduced the maximum available credit under the revolving loan facility to $8 million as of March 18, 2009 and further reduces the maximum available under the revolving credit facility to $6 million on October 1, 2009. The maturity date of the Revolving Credit Note and the Term Note were accelerated from February 27, 2011 to March 31, 2010. Interest on the unpaid principal balance of the Revolving Credit Note and the Term Note was increased to LIBOR Market Index Rate plus 4.0% until October 1, 2009 at which time the rate increases to LIBOR Market Index Rate plus 7.0%, provided further that the interest rate shall in no event be less than 7.0%. Amounts due under the Term Note are payable based on a 36 month amortization with any remaining principal due on March 31, 2010, the Term Note’s amended maturity date. Concurrently, we terminated early the interest rate swap agreement with Wachovia which we entered into concurrent with the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale if applicable, of any remaining assets still reflected in discontinued operations.

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

Under the terms of the amended loan agreement with Wachovia we are required to calculate our borrowing base monthly on a rolling 12 month basis. As of June 30, 2009 the Company’s borrowing base under its Wachovia line of credit was approximately $7.4 million. The Company’s outstanding balance as of June 30, 2009 was approximately $5.3, resulting in availability of approximately $2.1 million. The Company’s outstanding balance of the Term Note at June 30, 2009 was $2.1 million. In addition, the Company currently has a letter of credit outstanding with the lessor on the corporate headquarters equivalent to one years rent, approximately $0.7 million, which expires on August 20, 2009. We have been notified by the lessor of the corporate headquarters of their intent to draw on the entire amount of the line of credit on or before August 20, 2009. We are actively negotiating a replacement letter of credit in the amount of $475,000 with Wachovia.

Cash flows

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, stock based compensation and changes in working capital. Cash provided by operating activities for the six months ended June 30, 2009 of approximately $4.9 million consisted primarily of the following:

•

Net loss of approximately $1.6 million

•

Add back the following:

o

$2.9 million for depreciation and amortization,

o

$3.5 million for working capital changes and

o

$0.4 million for other

•

Less the following:

o

$0.3 million for gain on sale of discontinued operations,

Cash provided by operating activities for the six months ended June 30, 2008 of approximately $2.6 million consisted primarily of the following:

•

Net loss of approximately $37.0 million

•

Add back the following:

o

$4.7 million for depreciation and amortization,

o

$40.6 million for impairment of assets,

o

$0.9 million for provision for doubtful accounts

o

$0.6 million for working capital changes and

o

$0.6 million for stock based compensation

•

Less the following:

o

$6.8 million for deferred income taxes and

o

$1.0 million for stock based settlement

We used approximately $1.2 million and $3.1 million in investing activities for the purchase of names database, equipment and software development during the six months ended June 30, 2009 and 2008, respectively. We used approximately $0.8 million and $1.5 million during the six months ended June 30, 2009 and 2008, respectively to acquire equipment and software. We used approximately $1.1 million and $1.6 million during the six months ended June 30, 2009 and 2008, respectively to acquire a names database for our direct division. The acquisition of data for our direct division is a recurring investment which we expect to continue. These investments were partially offset during the six months ended June 30, 2009 when we received approximately $0.7 million in proceeds from the sale of our Cherish business unit.

We used approximately $2.6 million and $2.0 million in financing activities during the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 we paid down our Term Note with Wachovia by approximately $1.6 million and reduced the outstanding commitment under the line of credit by $1.0 million. During the six months ended June 30, 2008 we paid down our Term Note with Wachovia by approximately $0.6 million, reduced the outstanding commitment under the line of credit by $1.3 million, and used approximately $0.1 million to purchase treasury shares.

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008:

	2009	2008
Net cash provided by operating activities	$4,929,262	$2,593,779
Net cash used in investing activities	$(1,201,173)	$(3,095,428)
Net cash used in financing activities	$(2,573,307)	$(1,997,463)

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

On March 30, 2009 our new Chief Financial Officer joined our company. In addition, during the six months ended June 30, 2009 we have begun taking certain remedial steps to design and implement more effective internal controls, including the further design and implementation of formal closing procedures and segregation of duties. Such remedial actions, however, were not complete as of the Evaluation Date. We anticipate that these remedial actions will be completed during the third and fourth quarters of 2009.

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

During the period ended June 30, 2009 we undertook the further design and implementation of formal closing procedures and segregation of duties. Other than these changes, there have been no changes in our internal control over financial reporting identified in connection with the above-described evaluation that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(The Company held its Annual Meeting of Stockholders on June 18, 2009. At the Annual Meeting, stockholders of the Company elected Richard K. Howe and Charles Morgan to serve as the Company’s Class 1 directors each to serve a three year term or until their respective successors are elected and qualified. The number of votes cast for and against with respect to each stockholder vote is set forth below:

Action	For	Against	Broker Non-Votes
Election of Board of Directors
Charles Morgan	25,808,114	111,587	0
Richard K. Howe	25,807,614	112,087	0

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

 EXHIBITS.

31.1

Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002

31.2

Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer

32.1

Section 1350certification of Chief Executive Officer

32.2

Section 1350certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: August 14, 2009	By:	/s/ Richard K. Howe
Richard K. Howe Chief Executive Officer, principal executive officer

INUVO, INC.

Date: August 14, 2009	By:	/s/ Gail L. Babitt
Gail L. Babitt Chief Executive Officer, principal financial and accounting officer

30