Form 10-K/A
period 2007-12-31
INUVO, INC.
filed 2009-09-25
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 4)

———————

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission File Number001-32442

INUVO, INC.

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

EXPLANATORY NOTE

This Amendment No. 4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of Inuvo, Inc. (formerly known as Think Partnership Inc.) is being filed for the sole purpose of correcting a clerical error in which an exhibit was inadvertently omitted from the EDGAR filing of the Form 10-K as originally filed on March 31, 2008. This Amendment No. 4. contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 4 to the Form 10-K for the fiscal year ended December 31, 2007 to modify or update the other disclosures presented in the Form 10-K or Amendments previously filed. This Amendment No. 4 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 4 should be read in conjunction with the Form 10-K and Amendments previously filed and the registrant’s other filings with the SEC.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Exhibit No.	Description

23.1	Consent of Blackman Kallick LLP *
31.1	Rule 13a-14(a)/15d-14(a)certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a)certificate of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer*

———————

*

filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

Date: September 25, 2009	By:	/s/ Richard K. Howe
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch Tuchman	Chairman of the Board of Directors	September 25, 2009
Mitch Tuchman

/s/ Richard K. Howe	Chief Executive Officer and director,	September 25,2009
Richard K. Howe	principal executive officer

/s/ Gail L. Babitt	Chief Financial Officer, principal	September 25, 2009
Gail L. Babitt	financial and accounting officer

/s/ Joshua Metnick	Director	September 25, 2009
Joshua Metnick

/s/ Charles Pope	Director	September 25, 2009
Charles Pope

/s/ Jack Balousek	Director	September 25, 2009
Jack Balousek

/s/ Charles Morgan	Director	September 25, 2009
Charles Morgan