Form 10-Q
period 2009-09-30
INUVO, INC.
filed 2009-11-23
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at November 10, 2009
Common Stock	67,768,994

INUVO, INC.

FORM 10-Q

Quarter Ended September 30, 2009

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

Item 1.       Financial Statements.

1

Consolidated Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008

1

Consolidated Statementsof Operations for the Three and Nine Months Ended September 30, 2009
and 2008(Unaudited)

2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009
and 2008 (Unaudited)

3

Notes to Consolidated Financial Statements (“Unaudited”)

4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

24

Item 4T.     Controls and Procedures

25

PART II. – OTHER INFORMATION

Item 1.       Legal Proceedings

26

Item 1A.    Risk Factors

26

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.      Defaults Upon Senior Securities

26

Item 4.      Submission of Matters to a Vote of Security Holders

26

Item 5.      Other Information

26

Item 6.      Exhibits

26

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise capital as necessary and restructure our existing lending relationships, attract new clients and retain existing clients, seasonal fluctuations in advertising spending, changes in the availability and price of advertising space, timing in the completion of web development projects or in the recognition of revenue on these projects, availability of financing to fund capital or operating activities, timing and proceeds of the sale of discontinued businesses, national and global economic conditions impact on customer demand for our products and services, fluctuations in sales from a significant single customer, and competition from other companies which may have superior resources or services. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation formerly known as Kowabunga! Inc., and our subsidiaries.

The information which appears on our web site at www.inuvo.com is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash	$708,809	$360,315
Restricted Cash	562,956	992,074
Accounts Receivable, net of allowance for doubtful accounts of $1,023,587 and $1,332,097, respectively	5,140,984	8,476,892
Unbilled Revenue	907,546	504,894
Prepaid Expenses and Other Current Assets	638,242	578,863
Current Assets of Discontinued Operations	2,795,106	1,787,736
Total Current Assets	10,753,643	12,700,774
Property & Equipment, net	5,013,497	5,468,990
Other Assets
Goodwill	3,893,405	3,893,405
Intangible Assets	4,517,420	5,737,398
Other Assets	78,160	89,099
Other Assets of Discontinued Operations	787,527	1,330,142
Total Other Assets	9,276,512	11,050,044
Total Assets	$25,043,652	$29,219,808
Liabilities and Stockholders’ Equity
Current Liabilities
Notes Payable – Current Portion	$7,588,605	$1,648,970
Accounts Payable	5,129,479	5,345,412
Deferred Revenue	690,458	353,684
Accrued Expenses and Other Current Liabilities	1,543,898	1,587,062
Current Liabilities of Discontinued Operations	2,379,220	1,660,886
Total Current Liabilities	17,331,660	10,596,014

Long-Term Liabilities
Notes Payable – Long Term	—	8,266,112
Other Long Term Liabilities	484,954	579,066
Long Term Liabilities on Discontinued Operations	219,593	211,635
Long-Term Liabilities	704,547	9,056,813

Stockholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	—	—
Common Stock, $.001 par value:
Authorized Shares 200,000,000, Issued Shares 73,385,955 and 71,125,024, respectively
Outstanding Shares —67,768,994 and 65,608,068, respectively	73,385	71,125
Additional Paid in Capital	106,723,509	105,804,740
Accumulated Deficit	(97,678,796)	(94,095,817)
Accumulated Other Comprehensive Loss	(14,547)	(116,961)
Treasury Stock – 5,516,956 Shares	(2,096,106)	(2,096,106)
Total Stockholders’ Equity	7,007,445	9,566,981
Total Liabilities and Stockholders’ Equity	$25,043,652	$29,219,808

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net Revenue	$12,855,192	$17,512,376	$38,615,530	$49,938,977
Cost of Revenue
Affiliate Payments	5,273,896	8,622,354	17,606,601	21,869,056
Data Acquisition Amortization	3,457,769	2,117,717	6,390,178	6,218,908
Product Costs	541,618	308,747	1,139,033	1,088,483
Search Costs	193,393	158,276	575,960	287,455
Cost of Revenue	9,466,676	11,207,094	25,711,772	29,463,902
Gross Profit	3,388,516	6,305,282	12,903,758	20,475,075
Other Operating Expenses
Merchant Processing Fees	522,138	744,761	1,600,045	2,107,492
Compensation	2,920,022	2,995,758	8,266,143	10,592,036
Selling, General and Administrative	2,331,358	2,886,562	7,549,195	10,259,588
Total Other Operating Expenses	5,773,518	6,627,081	17,415,383	22,959,116
Operating Loss	(2,385,002)	(321,799)	(4,511,625)	(2,484,041)
Other Income(Expense)
Interest Income	670	3,762	4,600	9,539
Interest Expense	(182,296)	(188,425)	(546,958)	(590,928)
Impairment of Assets	––	(177,919)	––	(28,323,939)
Other (Expense)Income	(2,213)	112,060	(96,267)	641,948
Other Expenses, Net	(183,839)	(250,522)	(638,625)	(28,263,380)
Loss from Continuing Operations Before Taxes on Income	(2,568,841)	(572,321)	(5,150,250)	(30,747,421)
Income Tax Benefit	––	(1,096,581)	––	(7,323,123)
Net Loss from Continuing Operations	(2,568,841)	524,260	(5,150,250)	(23,424,298)
Income (loss) from Discontinued Operations net of Tax (Expense)/Benefit of $0, $(164,513), $0 and $453,246, respectively	540,464	(4,107,706)	1,567,272	(17,190,084)
Net Loss	$(2,028,377)	$(3,583,446)	$(3,582,978)	$(40,614,382)

Per Common Share Data:
Basic and Diluted
Loss from Continuing Operations	$(0.04)	$0.01	$(0.08)	$(0.35)
Profit (loss) from Discontinued Operations	$0.01	$(0.06)	$0.03	$(0.26)
Net Loss	$(0.03)	$(0.05)	$(0.05)	$(0.61)

Weighted Average Shares(Basic and Diluted)	65,655,515	65,857,837	65,559,952	66,865,369

The accompanying notes to the consolidated financial statements are an integral part of these statements.

 INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Operating Activities
Net Loss	$(3,582,978)	$(40,614,382)
Adjustments to reconcile Net Loss to net cash provided by operating activities:
Depreciation and Amortization	4,280,572	6,309,886
Impairment of Assets	––	45,059,438
Provision for Doubtful Accounts	275,617	1,066,611
Deferred Taxes	––	(7,775,280)
Stock Based Compensation	310,579	385,990
Gain on Sale of Discontinued Operation	(288,814)	––
Stock Based Settlement	––	(1,091,850)
Other	––	(3,224)
Change in operating assets and liabilities:
Restricted Cash	329,118	387,203
Accounts Receivable	2,459,198	1,746,146
Prepaid Expenses and Other Current Assets	(798,805)	153,442
Accounts Payable	19,002	1,533,411
Deferred Revenue	908,606	(90,845)
Other Accrued Expenses and Other Current Liabilities	274,538	(990,374)
Net cash provided by operating activities	4,186,633	6,076,172

Investing Activities
Purchases of Equipment and Software	(1,142,201)	(1,935,328)
Purchase of Names Database	(1,581,822)	(2,413,805)
Proceeds from Sale of Discontinued Operation	749,985	––
Net cash used in investing activities	(1,974,038)	(4,349,133)

Financing Activities
Principal Payments Made on Notes Payable and Other Long Term Liabilities	(2,125,608)	(987,394)
Advances from Line of Credit	26,540,056	31,399,228
Payments on Line of Credit	(26,889,000)	(31,985,000)
Proceeds from Warrant/Option Exercise, Net	610,451	13,000
Treasury Shares Repurchased	––	(160,375)
Net cash used in financing activities	(1,864,101)	(1,720,541)
Effect of exchange rate Changes on Cash	––	(11,595)
Net Increase (Decrease) in Cash	348,494	(5,097)
Cash, Beginning of Period	360,315	2,578,246
Cash, End of Period	$708,809	$2,573,149

Supplemental Information
Interest Paid	$545,433	$618,282
Income Taxes Paid, Net	$––	$48,804

Non-Cash Investing Activities
Equipment Under Capital Leases	$126,368	$682,729

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

 Note 1 – Business and Accounting Policies

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

Our Direct segment utilizes online techniques to acquire information about consumers that can, but has not always been, subsequently monetized over time. The primary means to monetize the consumer data has historically included a limited license of the database to other companies and/or the sale of products to the consumers whose contact information was collected. The strategy for collecting consumer data has been to target individuals interested in home business opportunities, professional recertification, baby products and nutritional supplements. We collect the consumer data, which includes name, address, phone number and email address to enable the Company to expand and develop the database and market various internal and external products to the consumers. We determine the interest in a variety of product offers through a combination of inbound/outbound calls to a Company telemarketing representative, email marketing initiatives and postal offers.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim financial statements as of September 30, 2009 and for the nine and three months ended September 30, 2009 and 2008 have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and filed with the SEC. The Company has evaluated subsequent events through November 27, 2009, the filing date of this Form 10-Q, and has disclosed all relevant items in Note 13 to these financial statements. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassification

For comparability, the 2008 financial statements reflect reclassifications where appropriate to conform to the financial statement presentation used in 2009. Certain prior period amounts have been reclassified to conform to the current presentation related to the reporting of operating expenses and discontinued operations. The presentation of cost of revenue and other operating expenses has been expanded to provide greater transparency into the components of the Company’s operating costs. Additionally, the businesses included in discontinued operations

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

were modified during February 2009 as the Company decided to retain the consumer marketing business. As such, the results of operations from the consumer marketing business have been reclassified to continuing operations for all periods presented.

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

Credit Risk, Customer and Vendor Evaluation

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

At September 30, 2009, the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable. This customer owed approximately $2.1 million or 34% of gross accounts receivable at September 30, 2009 and approximately $5.0 million or 51% at December 31, 2008. This same customer contributed approximately $19.7 million or 51% of total net revenue for the nine months ended September 30, 2009 and approximately $16.4 million or 33% of total net revenue for the nine months ended September 30, 2008.

Interest Rate Swap Agreement

The Company accounts for derivative financial instruments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our derivative qualifies as a cash flow hedge. Therefore, the effective portion of the derivative fair value change is recorded through other comprehensive income (loss), a component of stockholders’ equity. During March 2009, the Company cancelled its only derivative and incurred a related expense of $94,000 for the nine months ended September 30, 2009 reflected as Other Expense on the Consolidated Statements of Operations, which was previously reflected in Other Accumulated Comprehensive Loss.

Note 2 - Property and Equipment, net

The net carrying value of property and equipment, net at September 30, 2009 and December 31, 2008 was:

	September 30, 2009	December 31, 2008
Furniture and Fixtures	$639,107	$659,206
Equipment	3,149,779	3,000,608
Software	3,602,602	3,093,722
Leasehold Improvements	279,281	293,864
Assets Not Yet in Service	991,473	497,344
	8,662,242	7,544,744
Less: Accumulated Depreciation and Amortization	(4,492,937)	(3,034,132)
Net Property and Equipment from Continuing Operations	$4,169,305	$4,510,612
Net Property and Equipment from Discontinued Operations	$844,192	$958,378

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

Assets not yet in service represent the development of the Inuvo Platform. The Company will begin amortizing these costs when the platform is deployed, with version 1 launching in the fourth quarter of 2009. We will continue to capitalize the cost for the development of significant products and features to be implemented as part of the Inuvo Platform.

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

The following is a schedule of the Company’s intangible assets from its continuing operations as of September 30, 2009:

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value
Names Database (1)	1-2 Years	$11,285,277	$(9,656,397)	$1,628,880
Website Development	5 Years	4,210,000	(3,062,729)	1,147,271
Customer Lists	5 Years	3,895,000	(3,397,814)	497,186
Vendor Relations	3 Years	2,682,000	(2,682,000)	––
Employment Agreements	3-5 Years	2,454,011	(2,454,011)	––
Software	5 Years	1,195,000	(832,917)	362,083
Reference Materials	4 Years	571,000	(571,000)	––
Tradenames	Indefinite	882,000	––	882,000
Total Intangible Assets		$27,174,288	$(22,656,868)	$4,517,420
Goodwill		$3,893,405	$––	$3,893,405

———————

(1)

Amortization of Names Database included in data acquisition amortization for the nine months ended September 30, 2009 and 2008 was $1,357,000 and $2,180,000, respectively. Amortization of Names Database included in data acquisition amortization for the three months ended September 30, 2009 and 2008 was $466,000 and $772,000, respectively.

 The Company’s amortization expense over the next five years is as follows:

2009	$889,890
2010	2,258,916
2011	486,614
2012	––
2013	––
Total	$3,635,420

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued Expenses	$1,055,787	$792,389
Accrued Affiliate Payments	200,715	185,508
Accrued Payroll Liabilities	92,142	301,050
Capital Leases – Current Portion	195,254	308,115
Total	$1,543,898	$1,587,062

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Deferred Rent	$256,103	$214,875
Capital Leases – Net of Current Portion	228,851	262,248
Other	––	101,943
Total	$484,954	$579,066

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

On June 25, 2008, the Company entered into a Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory Note with Wachovia (the “First Loan Amendment”). The First Loan Amendment increased the Company’s availability under the line of credit from 1.75 times to 2.00 times the trailing twelve month adjusted EBITDA through December 31, 2008. The amendment also addressed the use of proceeds from any guarantor sale over the term of the agreement.

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

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

Concurrently, the Company terminated early the interest rate swap agreement with Wachovia related to the Term Note. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale of MarketSmart Advertising, Inc. (“MSA”) upon consummation of the transaction and the receipt of cash proceeds from the divestiture.

Covenants. As detailed further in the Second Loan Amendment, the Company is limited to borrowings under the revolving facility equal to 2.0 times its trailing pro forma adjusted EBITDA until the earlier of the sale of MSA or October 1, 2009, at which time the borrowings are limited to 1.5 times its trailing pro forma adjusted EBITDA. Further, so long as there remain any amounts outstanding under the credit facility, the Company is required to maintain: (1) a “Total Debt to EBITDA Ratio” of not more than 2.00 to 1.00, calculated quarterly on a rolling four quarters basis; and (2) a “Fixed Charge Coverage Ratio” of not less than 2.50 to 1.00, calculated quarterly on a rolling four quarters basis, which was removed as a requirement in the Third Loan Amendment, as described above. In addition, the Company may not: (a) make capital expenditures during 2009 exceeding $2.0 million and $500,000 any year thereafter; (b) incur any additional indebtedness unless approved by Wachovia; (c) declare or pay dividends unless approved by Wachovia; and (d) arrange for return, cancellation, termination, or replacement of letters of credit on or before August 21, 2009. The Company currently has a letter of credit outstanding with the lessor on the corporate headquarters of approximately $475,000, which was approved by Wachovia. Wachovia has agreed to defer the reduction of the borrowing base and maintain the maximum credit under the revolving credit facility of $8 million based on 2.0 times trailing pro forma adjusted EBITDA until December 31, 2009. The Company is currently negotiating a revised credit facility with Wachovia that will i) keep the borrowing capacity at the current level with reductions to the term note facility over time and ii) extend the entire facility through March 2011.

Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.

Pursuant to the Second Loan Amendment, the Company is required to calculate its borrowing base monthly on a rolling twelve month basis. As of September 30, 2009, the Company’s borrowing base under its Wachovia Revolving Credit Note was approximately $7.3 million. The Company’s outstanding balance as of September 30, 2009 and December 31, 2008 was approximately $5.9 million and $6.2 million, respectively, resulting in availability of approximately $1.4 million at September 30, 2009. The Company’s outstanding balance of the Term Note at September 30, 2009 and December 31, 2008 was $1.7 million and $3.7 million, respectively. At September 30, 2009 the Company was in compliance with all of its debt covenants.

The financial impact on the Company of adverse economic conditions coupled with the decline in our maximum available credit under the Revolving Credit Note to $6.0 million as of December 31, 2009 may restrict our operations and may impact our ability to provide sufficient capital to meet current and ongoing obligations. We are actively pursing alternative financing through various commercial lenders, and are also working with our current lender to obtain sufficient financing to support operations. We may also consider raising additional capital through the sale of debt, equity or a combination of debt and equity. There are no assurances we will be able to either replace the lender with a new lender or raise sufficient capital though the sale of our debt or equity.

Note 7 - Stock-based compensation plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the option programs critical to its operation and productivity. Currently, the Company grants options and restricted stock units from the 2005 Long-Term Incentive Plan (“LTIP”). Option and restricted stock unit vesting periods are generally three years.

As of September 30, 2009, we had reserved 10.0 million shares of common stock for issuance under our 2005 Long-Term Incentive Plan. As of September 30, 2009, we had 784,045 shares available for grant under our 2005 Long-Term Incentive Plan.

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant. The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, Compensation – Stock Compensation ,(“ASC 718”) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 25.0 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

In May 2008, the Company granted 1,130,000 restricted stock units, of which 730,000 include performance conditions. During the third quarter of 2008 and the first quarter of 2009, 300,000 and 100,000 of those restricted stock units, respectively, were voided as all of the conditions were not met. Unrecognized compensation cost related to restricted stock units of $138,000 will be recognized over the weighted average remaining contractual term of 1.64 years.

In March 2009, the Company granted options to purchase 850,000 shares of common stock under the 2005 LTIP with an exercise price of $0.25 per share. In April 2009, the Company granted options to purchase 201,000 shares of common stock under the 2005 LTIP with an exercise price of $0.25 per share. In July 2009, the Company granted options to purchase 225,000 shares of common stock under the 2005 LTIP with an exercise price of $0.27 per share. In August 2009, the Company granted options to purchase 1,025,000 shares of common stock under the 2005 LTIP with exercise prices ranging from $0.26 to $0.30 per share. In September 2009, the Company granted options to purchase 545,000 shares of common stock under the 2005 LTIP with exercise prices ranging from $0.25 to $0.29 per share. The options vest over 3 years and have a term of 5 years from the date of grant. The Company recorded stock-based compensation expense for all equity incentive plans of approximately $297,000 and approximately $386,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company recorded stock-based compensation expense for all equity incentive plans of approximately $100,000 and approximately $177,000 for the three months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the aggregate intrinsic value of all outstanding options was approximately $44,083 with a weighted average remaining contractual term of 4.64 years, of which approximately 1.31 million of the outstanding options are currently exercisable with an aggregate intrinsic value of approximately $44,083 a weighted average exercise price of $1.68 and a weighted average remaining contractual term of 4.64 years. No options were exercised during either period. The total compensation cost at September 30, 2009 related to non-vested awards not yet recognized was approximately $657,462 with an average expense recognition period of 2.30 years.

The following table summarizes information about stock option activity during the nine months ended September 30, 2009 and 2008 respectively.

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period (December 31,)	6,730,405	$0.89	3,604,647	$1.86
Granted	2,846,000	$0.25	3,574,832	$0.69
Forfeited or Expired	(1,047,899)	$0.97	(1,261,465)	$1.86
Exercised	0	0.00	(100,000)	$0.13
Outstanding, End of Period	8,528,506	$0.61	5,818,014	$1.17
Exercisable, End of Period	1,308,180	$1.68	1,440,181	$1.77

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 was $0.21.

There were no options exercised during the in the nine months and three months ended September 30, 2009. Cash received for option exercises under any option plan was $0 for the three months and nine months ended September 30, 2009 and $0 and $13,000 for the three months and nine months ended September 30, 2008, respectively.

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2009	2008
Expected Life (in years)	5.00	3.50
Volatility	110.77%	81.0%
Risk Free Interest Rate	2.31%	2.83%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option. The risk free interest rate is based on the market yield of the US Treasury Bill with a 5 year term. The Company does not anticipate paying any dividends so the dividend yield utilized in the model is zero.

Warrants Outstanding

In August 2009, the Company issued 400,000 warrants to an Investor Relations firm as partial compensation for services. The 400,000 warrants are divided into four tranches of 100,000 warrants per tranche with exercises prices of $0.30, $0.50, $1.00 and $1.50. The warrants exercise over a 24 month period on a pro-rata basis and have a term of five years. The Company recognized expense in the three months ended September 30, 2009 of $13,769 related to these warrants. Unrecognized compensation costs related to warrants of $69,000 will be recognized over a remaining life of 0.84 years.

As a result of the granting of the investor relations warrants, the Company triggered the anti-dilution protection for warrants issued to investors in 2006 as part of their purchase and conversion of Series A Preferred Stock (“Investor Warrants”). As a result of the floor on each warrant the following represents the warrants that were outstanding, the stated exercise price and the adjusted exercise price. The Company issued 5,200,000 warrants with an exercise price of $2.50 per share, which was reduced to the floor of $2.00 per share. The Company issued 2,000,007 warrants with an exercise price of $3.05 per share, which was reduced to the floor of $2.50 per share. The Company issued 1,000,006 warrants with an exercise price of $4.00 per share, which was reduced to the floor of $3.50 per share.  Additionally, during the third quarter of 2009 the Company temporarily, from September 21, 2009 to September 29, 2009 (“Reduction Period”), re-priced the Investor Warrants. The Company provided a modification to the warrant agreements that i) reduced the exercise price from all the warrants ranging from $2.00 - $3.50 per share to $0.27 per share, the market price during the Reduction Period and ii) removed the cashless exercise feature. During the Reduction Period, 2,260,931 warrants were exercised for $610,000 in cash. As of September 30, 2009, the Company has outstanding warrants for the potential issuance of 6,484,521 shares of common stock. These warrants were primarily issued in connection with private placements and debt issuances. Exercise prices range from $1.00 to $3.50, and expire in 2010 and 2011 and includes the warrants described above issued to the investor relations firm.

Note 8 – Income Taxes

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. The Company’s 2004 income tax return was reviewed by the Internal Revenue Service. No material items were discovered and the review was finalized in 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2008.

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

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

Note 9 – Discontinued Operations

During 2008 the Company decided to divest of or discontinue operations associated with the dating business, advertising agency business and consumer marketing business.

The dating business consisted primarily of Cherish which was impaired by $17.0 million in 2008, resulting in a net book value of $487,000 at December 31, 2008, which represented the estimated realizable value net selling costs at year end. The Company sold the Cherish assets for $750,000 at February 18, 2009, resulting in a gain on the sale of approximately $289,000. The gain is reflected in income from discontinued operations on the Consolidated Statement of Operations for the nine months ended September 30, 2009.

The advertising agency business consisted of Web Diversity and MSA. The Company closed the Web Diversity operation in the UK in June 2008. MSA runs an advertising agency based in North Carolina. The Company is in discussions regarding the potential divestiture of this business. During 2008 the Company valued MSA at its estimated net realizable value less selling costs.

In February 2009, the Company decided to retain the consumer marketing business. As a result, the consumer marketing business has been reclassified from discontinued operations to continuing operations. During 2008, this business was evaluated for impairment based on future discounted cash flows resulting in an impairment of $17.6 million, recorded during 2008, with $5.4 million in the fourth quarter of 2008. As a result of the classification as discontinued operations, the Company ceased recording depreciation and amortization in 2008. During the nine months ended September 30, 2009, the Company recorded a depreciation expense adjustment of approximately $31,000 and amortization expense adjustment of approximately $110,000, in continuing operations.

 The table below summarizes financial results for the assets classified as held for sale: All amounts are in thousands.

	Nine Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Revenue	$9,799	$12,580	$3,362	$3,672
Income (Loss) from discontinued operations before income taxes	1,278	(917)	540	317
Impairment of Assets	––	(16,735)	––	(4,270)
Gain on disposal	289	––	––	––
Income Tax Benefit/(Expense)	––	453	––	(165)
Income (Loss) from discontinued operations	$1,567	$(17,190)	$540	$(4,108)

Note 10 - Net Loss Per Common Share.

 Net loss per common share (basic) is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the year. Net loss per share (diluted) is calculated by adjusting outstanding shares, assuming any dilutive effects of options and warrants using the treasury stock method.

The following reconciles the denominators of basic and diluted earnings per share:

	Nine Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Denominator – Shares
Basic weighted-average shares	65,559,952	66,865,369	65,655,515	65,857,837
Stock Options and other contingently issuable shares	174,936	495,166	132,051	314,433
Anti-dilutive stock options and contingently issuable shares	(174,936)	(495,166)	(132,051)	(314,433)
Diluted weighted-average shares	65,559,952	66,865,369	65,655,515	65,857,837

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

Note 11 - Impact of New Accounting Standards Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 in the second quarter of 2009 did not have an impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles”. ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification does not change GAAP but reorganizes the literature. The adoption of ASC 105-10 has been reflected in our financial statements for the third quarter of 2009. The adoption did not have an impact on our financial position, results of operations or cash flows.

Note 12 - Segment Analysis

The Company is an Internet marketing services business separated into two reporting segments: Exchange and Direct. The Exchange Segment includes both the technologies and networks required to facilitate B2B transactions. The Direct Segment includes both the products and websites required to market to consumers online, a lead generation business and data collection and distribution. Third party product marketing through affiliates, the business formerly referred to as Primary Ads ™, was formerly included in the Network segment and is now part of the Direct segment, with amounts reclassified to the Direct segment for all periods presented.

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

Listed below is a presentation of revenue, gross profit and operating income (loss) for all reportable segments. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Operating Loss by Segment” table consists of corporate expenses not allocated to any segment. All amounts are in thousands.

Net Revenue by Segment
	Nine months ended September 30
	2009		2008
Segment	Amount	Percent	Amount	Percent
Exchange	$21,479	55.6	$21,758	43.6
Direct	17,137	44.4	28,181	56.4
Total Revenue	38,616	100.0	$49,939	100.00

Net Revenue by Segment
	Three months ended September 30
	2009		2008
Segment	Amount	Percent	Amount	Percent
Exchange	$6,739	52.4	$8,941	51.1
Direct	6,116	47.6	8,571	48.9
Total Revenue	12,855	100.0	$17,512	100.00

Inuvo, Inc.
Notes to Consolidated Financial Statements (“Unaudited”)
September 30, 2009 and 2008

Gross Profit by Segment
	Nine Months Ended September 30,		Three Months Ended September 30,
Segment	2009	2008	2009	2008
Exchange	$5,262	$7,324	$1,785	$2,822
Direct	7,642	13,151	1,604	3,483
Total	$12,904	$20,475	$3,389	$6,305

Operating Income (Loss) by Segment
	Nine Months Ended September 30,		Three Months Ended September 30,
Segment	2009	2008	2009	2008
Exchange	$491	$472	$307	$518
Direct	(2)	2,413	(1,126)	575
Corporate	(5,001)	(5,369)	(1,566)	(1,415)
Total	$(4,512)	$(2,484)	$(2,385)	$(322)

Note 13 – Subsequent Events

none

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our ability to raise capital as necessary and restructure our existing lending relationships, attract new clients and retain existing clients, seasonal fluctuations in advertising spending, changes in the availability and price of advertising space, timing in the completion of web development projects or in the recognition of revenue on these projects, availability of financing to fund capital or operating activities, timing and proceeds of the sale of discontinued businesses, national and global economic conditions impact on customer demand for our products and services, fluctuations in sales from a significant single customer, and competition from other companies which may have superior resources or services. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. The “Risk Factors’ described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely affect our business, financial condition and/or operating results.  The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are an Internet marketing business separated into two reporting units:

•

Exchange, and

•

Direct.

The Exchange segment is focused on the technology, analytics and data necessary to facilitate business-to-business (“B2B”) advertising transactions. Revenue from our Exchange segment represented approximately 52 and approximately 56, respectively, for the three months and nine months ended September 30, 2009. The Exchange segment provides performance-based marketing and technology solutions to advertisers and publishers. These solutions help advertisers acquire customers with payment for services to Inuvo occurring either on a pay per click or pay per action basis. The Exchange has tens of thousands of advertisers and thousands of publisher partners.

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

Our Direct segment utilizes online techniques to acquire information about consumers that can, but has not always been, subsequently monetized over time. The primary means to monetize the consumer data has historically included a limited license of the database to other companies and/or the sale of products to the consumers whose contact information was collected. The strategy for collecting consumer data has been to target individuals interested in home business opportunities, professional recertification, baby products and nutritional supplements. We collect the consumer data, which includes name, address, phone number and email address to enable the Company to expand and develop the database and market various internal and external products to the consumers. We determine the interest in a variety of product offers through a combination of inbound/outbound calls to a Company telemarketing representative, email marketing initiatives and postal offers. Revenues from our Direct segment represented approximately 48% and approximately 44%, respectively, of our total revenues for the three and nine months ended September 30, 2009. Examples from this segment include our Real Estate School Online (www.realestateschoolonline.com) where we sell accredited real estate licensing courses, real estate continuing education courses, and real estate exam prep courses online, on CD-ROM, or by correspondence in 40 states through our ecommerce web sites. Additionally, our web properties publisher business markets to expectant mothers and new parents through the Internet at www.babytobee.com. As a leader in prenatal and new parent e-mail and direct mail distribution, we generate leads both online and over the phone and then market those leads to consumer package goods manufacturers and advertisers. Our Direct segment generates revenues from the sale of products and sales of name databases to third parties.

Beginning in the first quarter of 2009, we also now include our lead generation business, which was formerly included in our Network segment, as part of our Direct segment. Lead generation specializes in matching high-converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates using Inuvo’s proprietary Exchange platforms (www.primaryads.com). As such, our lead generation business is well adapted to promoting the in-house offers developed within the Direct segment.

While our revenue from continuing operations grew in 2008, the impact of the economy and operating inefficiencies across the enterprise resulted in operating margin declines that only began to be addressed in the last month of the year.  These market oriented challenges brought a spotlight to a number of acquisitions dating back to 2006 whose future value would simply not be realized for stockholders. As a result, in 2008 we discontinued the operations of a number of these companies. Despite these significant challenges, we began a significant transformation in 2008 which has continued into 2009 that included the elimination of approximately 50 positions, the consolidation of shared functions, reduction of our debt by $2.5 million, the sale of businesses with little synergy, reorganizing our operations along two business segments and renegotiation of the terms of our credit facility. Our credit facility has been reduced by an additional $2.3 million in the nine months ended September 30, 2009 as a result of cash flows from operations. That being said, the downturn on the economy has impacted the advertising spend in our Exchange segment and consumer spending in our Direct segment, both of which impacted our revenue and our results of operations during the three months ended September 30, 2009. Additionally, during the three months ended September 30, 2009 the Company increased its investment in data acquisition. These acquisition costs are being expensed as incurred in accordance with generally accepted accounting principles in the United States of America even though these costs apply to the building of a names database that will be monetized in the future. The Company estimates the benefit period for the names acquired will be 12 months. The Company does not believe this accounting treatment properly matches revenues and expenses, and, as such, the Company will provide a non-GAAP reconciliation that more appropriately reflects the business. Additionally, in order to better present the Company’s results of operations in a way that allows for better transparency and understanding, we have expanded the operating expense category of our consolidated results of operations to include the components of cost of revenue and other operating expenses.

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

In what will be our most significant product redesign in the Company’s history, during 2009 we will be bringing to market a new platform. Within this solution, advertisers will be able to create and manage advertising campaigns, web publishers will be better able to monetize their inventory and strategic partners and web developers will be allowed to customize the framework through application programming interfaces. For example, our customers will be able to build applications on top of our platform. We therefore see our company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our advertising exchange is the information produced both on the advertiser side where we see what kind of products convert and on the publisher side where we see what kind of web sites attract viewers. This business intelligence when combined with the operating leverage we have because we own the exchange makes running our own direct marketing programs online an attractive adjacent business model. The advantage we have in this business is not limited by industry or product type. For example, if we see an opportunity, based on our business intelligence, that suggests an upward trend in consumer interest associated with consumer health, we line up a product supplier, launch a web site, drive traffic and capitalize on the opportunity. From nutritional supplements, to continuing education, to home based businesses, we believe that these online marketing programs/sites fulfill a need in the market, utilize our existing infrastructure and produce attractive margins. Additionally, we may develop or acquire specific niche web properties that will be differentiated from our existing business partners that may provide a value-added alternative for our network.

The impact of a weak macroeconomic environment on the Company resulting from reductions in spending by both consumers and advertisers coupled with the decline in our maximum available credit under the Revolving Credit Note to $6.0 million as of December 31, 2009 may restrict our operations and may impact our ability to provide sufficient capital to meet current and ongoing obligations. We are actively pursing alternative financing through various commercial lenders, and are also working with our current lender to obtain sufficient financing to support operations. We are currently negotiating a revised credit facility with Wachovia that will i) keep the borrowing capacity at the current level with reductions to the term note facility over time and ii) extend the entire facility through March 2011. We may also consider raising additional capital through the sale of debt, equity or a combination of debt and equity. There are no assurances we will be able to either replace the lender with a new lender or raise sufficient capital though the sale of our debt or equity.

In 2009 we will continue the transformation that began in the fourth quarter of 2008. We will balance our desire to capture greater market share through investments in technology, sales and marketing with the limitations we have both organizationally and in the current structure of our existing credit facility. We believe that there are opportunities to grow and enhance our Direct segment from the by-product of data collected in our Exchange segment that teaches us about consumer behavior. Additionally, the natural demands of the business for data and infrastructure provide a great opportunity to understand the needs of advertisers and affiliates to enhance our Exchange platform to modify our service offering to satisfy the needs of the market.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP”). The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to bad debts, inventories, goodwill and amortizable intangibles and income taxes, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our financial statements:

We recognize revenues in accordance with the following principles with respect to our different business services:

We recognize revenue in accordance with ASC 605-10 Revenue Recognition - General (“ASC 605-10”). Under ASC 605, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Exchange Segment

Affiliate Network - Consistent with the provisions ASC 605-45, Revenue Recognition – Principal Agent Considerations (“ASC 605-45”) we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis. Revenue is recognized when the related services are performed.

Search Network - In accordance with ASC 605-45 the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of revenue. Revenue from Company owned networks is based on a “per click” basis and is recognized once the action is taken.

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

List Management Services - Substantially all of our revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with ASC 605-45, we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

Subscription Income - We recognize revenue on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.

Accounts Receivable

We record our trade accounts receivable based upon the invoiced amount and they are considered past due when full payment is not received by the specified credit terms. We estimate the uncollectibility of our accounts receivable and establish an allowance for doubtful accounts based upon those estimates.  The allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Other Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Tradenames are not amortized as they are believed to have an indefinite life. Tradenames are reviewed annually for impairment ASC 350.

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

Stock Awards

We value stock compensation based on the fair value recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of option grants over the requisite employee service period.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was effective for interim or annual financial periods ending after

June 15, 2009. The adoption of ASC 855-10 in the second quarter of 2009 did not have an impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles”. ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification does not change GAAP but reorganizes the literature. The adoption of ASC 105-10 has been reflected in our financial statements for the third quarter of 2009. The adoption did not have an impact on our financial position, results of operations or cash flows.

Results of Operations

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Net Revenue

Overall, net revenue from continuing operations decreased approximately 22.7% during the first nine months of 2009 from the comparable period in 2008. The decline in net revenues in 2009 as compared to 2008 is reflective of the overall softening of internet advertising and the general economic decline during the 2009 period. Net revenues by business segment are presented below.

(in thousands)	Nine Months Ended September 30,
Segment	2009	2008
Exchange	$21,479	$21,758
Direct	17,137	28,181
Total Net Revenue	$38,616	$49,939

Revenue from our Exchange segment decreased by approximately 1.3% during the first nine months of 2009 as compared to the first nine months of 2008. The decrease was primarily due to a reduction of income from website hosting and affiliate software revenue partially offset by an increase in search network revenue. Included in net revenues in this segment is approximately $20.0 million in revenue during the first nine months of 2009 from our search network, an increase of approximately $1.5 million over the prior year. The increase was the result of higher demand in the search network due to the continued growth in this online marketing channel in the first quarter, partially offset by a significant drop beginning in March 2009 and continuing for the second quarter of 2009 followed by a growth in revenue in the third quarter of 2009 of 11.8% as compared to the second quarter. The search network is concentrated on a limited number of customers. A loss of, or reduction of revenue from, one or more of these customers could have a significant negative impact on the revenue of this segment. Other revenue was approximately $1.5 million during the first nine months of 2009 as compared to approximately $3.3 million in 2008. This decrease of $1.8 million was attributable to a decrease of $1.2 million in website hosting revenue and $0.6 million in affiliate software revenue over the prior year.

Revenue from our Direct segment during the first nine months of 2009 decreased approximately 39.2% from the comparable period in 2008. The decrease was primarily the result of a decline in the consumer marketing and lead generation businesses. The lead generation decline was the result of a reduction of certain popular advertiser offers in the second half of 2008 and the consumer marketing decline was the result of a lack of focus and investment by the Company as a result of the decision in the second quarter of 2008 to move the business to discontinued operations. The lead generation business increased by 2.4% from the first quarter of 2009 to the second quarter of 2009 and dropped by 35.4% from the second quarter of 2009 to the third quarter of 2009. During the first quarter of 2009 the Company moved the consumer marketing business back to continuing operations and refocused efforts on driving leads, which resulted in approximately 12% growth in revenue from that business during the second quarter of 2009 as compared to the first quarter of 2009 and an additional 44.0% from the second quarter of 2009 to the third quarter of 2009. Revenues from our lead generation were approximately $2.3 million in the first nine months of 2009 as compared to approximately $9.7 million for the same period a year ago, a decrease of approximately $7.4 million.  Revenues from our consumer marketing business was approximately $7.5 million as compared to approximately $10.1 million for the same period a year ago, a decrease of approximately $2.6 million. The revenue from our Baby to Bee properties and resulting data sales contributed approximately $6.4 million during the nine months ended September 30, 2009, as compared to approximately $6.9 million for the same period last year. Revenue from our online education properties contributed approximately $0.9 million during the nine months ended September 30, 2009 as compared to $1.4 million for the same period last year.

Gross Profit

Overall, gross profit declined approximately 7.6 million in the first nine months of 2009 to 33.4% of net revenue from the comparable period in 2008 of 41.0% of net revenue. The following table provides information on gross profit by operating segment for each of the periods presented:

(in thousands)	Nine Months Ended September 30,
Segment	2009	2008
Exchange	$5,262	$7,324
Direct	7,642	13,151
Total Gross Profit	$12,904	$20,475

Gross profit in our Exchange segment for the first nine months of 2009 were approximately 24.5% of net revenue as compared to approximately 33.7% of net revenue for the same period last year. This decrease of $2.0 million was the result of a margin squeeze by the advertisers and publishers resulting from the downturn in the economy. In our Direct segment, gross profit in the first nine months of 2009 decreased by $5.5 million from the same period last year. The decrease is primarily attributed to a reduction in revenue and increased data costs. Gross profit in our Direct segment for the first nine months of 2009 were approximately 44.6% of net revenue as compared to approximately 46.7% of net revenue for the same period last year.

Other Operating Expenses

Overall, other operating expenses declined approximately 24.2% in the first nine months of 2009 from the comparable period in 2008. The following table provides information on operating expenses by operating segment, as well as our corporate overhead, for each of the periods presented:

(in thousands)	Nine Months Ended September 30,
Segment	2009	2008
Exchange	$4,771	$6,852
Direct	7,643	10,738
Corporate	5,001	5,369
Total Other Operating Expenses	$17,415	$22,959

Other operating expenses in our Exchange segment for the first nine months of 2009 were approximately 22.2% of net revenue as compared to approximately 31.5% of net revenue for the same period last year. This decrease of $2.1 million was the result of a reduction in compensation expense of $1.2 million and other selling, general and administrative expenses of $1.0 million partially offset by an increase in merchant processing fees of $0.1 million. In our Direct segment, operating expenses in the first nine months of 2009 decreased by $3.1 million from the same period last year, but increased to 44.6% of revenue in the first nine months of 2009 from 38.1% in the same period last year. The decrease is primarily attributed to a reduction in other selling, general and administrative expenses of $1.7 million, compensation expense of $0.7 million and merchant processing fees of $0.6 million.

Other income (expense)

Interest expense decreased approximately 7.4% during the first nine months of 2009 as compared to the first nine months of 2008 which reflects the reduction in the balance of the Revolving Credit Note and the Term Note. As a result of the amendment to the Wachovia loan agreement entered into in March 2009 described in Note 7 to our consolidated financial statements appearing elsewhere herein, our interest rates on the installment note and line of credit have increased to a minimum of 7.0%. As such, we will expect to incur an increased level of interest expense until we pay down our debt. Other income (expense) for the nine months ended September 30, 2008 includes an impairment charge $28.3 million related to intangible assets, with no charge during the comparable period in 2009.

Income (loss) from Discontinued Operations, net

Net income from discontinued operations for the first nine months of 2009 includes approximately $1.2 million attributable to a profit from discontinued businesses formerly within our Advertising segment that we still own as well as a one-time gain of approximately $0.3 million on the sale of our dating business in February 2009. The loss from discontinued operations in the 2008 period reflects the impact of $16.7 million of impairment in the Advertising segment and dating business.

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Net Revenue

Overall, net revenue from continuing operations decreased approximately 26.6% during the third quarter of 2009 from the comparable period in 2008. Included in this change is a decrease in revenues from our Exchange segment as well as our Direct segment. Net revenues by business segment are presented below.

(in thousands)	Three Months Ended September 30,
Segment	2009	2008
Exchange	$6,739	$8,941
Direct	6,116	8,571
Total Net Revenue	$12,855	$17,512

Revenue from our Exchange segment decreased by approximately 24.6% during the third quarter of 2009 as compared to the third quarter of 2008. The decrease was the result of a softening of the demand in the search network in this online marketing channel with a significant drop beginning in March 2009 and continuing for the second quarter of 2009 followed by a growth in revenue in the third quarter of 2009 of 11.8% as compared to the second quarter. Included in net revenues in this segment is approximately $6.3 million in revenue during the third quarter of 2009 from our search network, a decrease of approximately $1.3 million over the prior year. Other revenue was approximately $0.4 million during the third quarter of 2009 as compared to approximately $1.3 million in 2008. This decrease of $0.9 million was attributable to a decrease of $0.6 million in website hosting revenue and a decrease of $0.3 million in affiliate software revenue over the prior year.

Revenue from our Direct segment during the third quarter of 2009 decreased approximately 28.6% from the comparable period in 2008. The decrease was primarily the result of a decline in the consumer marketing and lead generation businesses as discussed above. Revenues from our lead generation were approximately $0.6 million compared to approximately $3.1 million for the same period a year ago, a decrease of approximately $2.6 million as discussed above.  Revenues from our consumer marketing business was $3.3 million as compared to $3.0 million for the same period a year ago, an increase of approximately $0.3 million. The revenue from our Baby to Bee properties and resulting data sales contributed approximately $2.0 million during the third quarter of 2009 and 2008. Revenue from our online education properties contributed approximately $0.3 million during the third quarter of 2009 compared to $0.4 million in the third quarter of 2008.

Gross Profit

Overall, gross profit declined approximately $2.9 million in the third quarter of 2009 to 26.4% of net revenue from the comparable period in 2008 of 36.0% of net revenue. The following table provides information on gross profit by operating segment for each of the periods presented:

(in thousands)	Three Months Ended September 30,
Segment	2009	2008
Exchange	$1,785	$2,822
Direct	1,604	3,483
Total Gross Profit	$3,389	$6,305

Gross profit in our Exchange segment for the third quarter of 2009 were approximately 26.5% of net revenue as compared to approximately 31.6% of net revenue for the same period last year. This decrease of $1.0 million was the result of a margin squeeze by the advertisers and publishers resulting from the downturn in the economy. In our Direct segment, gross profit in the third quarter of 2009 decreased by $1.9 million from the same period last year. The decrease is primarily attributed to a reduction in revenue. Gross profit in our Direct segment for the third quarter of 2009 was approximately 26.2% of net revenue as compared to approximately 40.6% of net revenue for the same period last year. During the three months ended September 30, 2009 the Company increased its investment in data acquisition. These acquisition costs are being expensed as incurred in accordance with accounting principles generally acceptable in the United States of America even though these costs apply to the building of a names database that will be monetized in the future. The Company estimates the benefit period for the names acquired will be 12 months. The Company does not believe this accounting treatment properly matches revenues and expenses, and, as such, the Company will provide a non-GAAP reconciliation that more appropriately reflects the business.

Other Operating Expenses

Overall, other operating expenses declined approximately 12.9% in the third quarter of 2009 from the comparable period in 2008. The following table provides information on other operating expenses by operating segment, as well as our corporate overhead, for each of the periods presented:

(in thousands)	Three Months Ended September 30,
Segment	2009	2008
Exchange	$1,477	$2,303
Direct	2,731	2,909
Corporate	1,566	1,415
Total Other Operating Expenses	$5,774	$6,627

Other operating expenses in our Exchange segment for the third quarter of 2009 were approximately 21.9% of net revenue as compared to approximately 25.8% of net revenue for the same period last year. This decrease of $0.8 million was mostly related to a decline in compensation expense and other selling, general, and administrative expenses of $0.4 million each. In our Direct segment, other operating expenses were approximately 44.6% of revenue as compared to approximately 33.9% of revenue for the same period last year. This decrease of $0.2 million was related to a decline in merchant processing fees of $0.3 million and other selling, general, and administrative expenses of $0.1 million, partially offset by an increase in compensation expense of $0.2 million. Corporate overhead expenses increased approximately 10.7% in the third quarter of 2009 from the comparable period in 2008, but declined by $0.1 million from the corporate overhead expense in the second quarter of 2009

Other income (expense)

Interest expense decreased approximately 3.3% during the third quarter of 2009 as compared to the third quarter of 2008 which reflects the reduction in the balance of the Revolving Credit Note and the Term Note, partially offset by an increase in our interest rates on the installment note and line of credit..

Income (loss) from Discontinued Operations, net

Net income from discontinued operations for the third quarter of 2009 includes approximately $0.5 million attributable to a profit from discontinued businesses formerly within our Advertising segment. The loss from discontinued operations in the 2008 period reflects the impact of $4.3 million of impairment.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2009, we had a working capital deficit of approximately $6.6 million as compared to working capital of approximately $2.1 million at December 31, 2008. This change in working capital is primarily attributable to the reclassification of the Wachovia obligations, which mature in March 2010, from long-term liabilities to short-term liabilities, as well as a reduction in accounts receivable that reflects collections during the first nine months of 2009. Our principal sources of liquidity are cash from operations, cash on hand and the credit facility with Wachovia. Our most liquid asset is cash. Cash at

September 30, 2009 and December 31, 2008 was approximately $0.7 million and $0.4 million, respectively.  Cash deposits of $0.2 million exceed FDIC limits, primarily at Wachovia at September 30, 2009. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in cash.

We expect that we will continue to invest significant resources in order to enhance our existing products and services and to introduce new products and services. Further, we may need to expend additional capital resources on data acquisition costs and integrating new technologies to improve the speed, performance, features, ease of use and reliability of our services in order to adapt to rapidly changing industry standards. We have invested approximately $1.6 million and $1.1 million for the nine months ended September 30, 2009 in data acquisition costs and system enhancements, respectively. We expect to invest comparable amounts for the remaining three months of the year which we anticipate will be funded from new credit facilities as discussed elsewhere herein.

As part of the agreements to acquire certain of our subsidiaries, we agreed to pay the stockholders of the selling entities additional consideration, or contingent payments, if the financial performance of these respective subsidiaries satisfies certain financial hurdles. As of September 30, 2009, the cash portion of these potential contingent payments totaled approximately $6.4 million which, if and to the extent earned, will likely become payable starting the first quarter of 2010. Based upon information available to us at this time we do not believe it is likely that we will be required to make these contingent payments as it is unlikely the earn out targets will be met.

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

Under the terms of the amended loan agreement with Wachovia we are required to calculate our borrowing base monthly on a rolling 12 month basis. As of September 30, 2009 the Company’s borrowing base under its Wachovia line of credit was approximately $7.3 million. The Company’s outstanding balance as of September 30, 2009 was approximately $5.9, resulting in availability of approximately $1.4 million. The Company’s outstanding balance of the Term Note at September 30, 2009 was $1.7 million. The Company currently has a letter of credit outstanding with the lessor on the corporate headquarters of approximately $475,000. On October 2, 2009, Wachovia has agreed to defer the reduction of the borrowing base and maintain the maximum credit under the revolving credit facility of $8 million based on 2.0 times trailing pro forma adjusted EBITDA until December 31, 2009. We are currently negotiating a revised credit facility with Wachovia that will i) keep the borrowing capacity at the current level and ii) extend the entire facility through March 2011.

Cash flows

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, stock based compensation and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2009 of approximately $4.2 million consisted primarily of the following:

•

Net loss of approximately $3.6 million

•

Add back the following:

o

$4.3 million for depreciation and amortization,

o

$3.2 million for working capital changes

o

$0.3 million for stock based compensation and

o

$0.3 million for provision for doubtful accounts

•

Less the following:

o

$0.3 million for gain on sale of discontinued operations

Cash provided by operating activities for the nine months ended September 30, 2008 of approximately $6.1 million consisted primarily of the following:

•

Net loss of approximately $40.6 million

•

Add back the following:

o

$6.3 million for depreciation and amortization,

o

$45.1 million for impairment of assets,

o

$1.1 million for provision for doubtful accounts,

o

$2.7 million for working capital changes and

o

$0.4 million for stock based compensation

•

Less the following:

o

$7.8 million for deferred income taxes and

o

$1.1 million for stock based settlement

We used approximately $2.0 million and $4.4 million in investing activities for data acquisition costs and the purchase of equipment and software development during the nine months ended September 30, 2009 and 2008, respectively. We used approximately $1.1 million and $1.9 million during the nine months ended September 30, 2009 and 2008, respectively to acquire equipment and software. We used approximately $1.6 million and $2.4 million during the nine months ended September 30, 2009 and 2008, respectively, for data acquisition costs for our direct division. The acquisition of data for our direct division is a recurring investment which we expect to continue. These investments were partially offset during the nine months ended September 30, 2009 when we received approximately $0.7 million in proceeds from the sale of our dating business.

We used approximately $1.9 million and $1.7 million in financing activities during the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 we paid down our Term Note with Wachovia by approximately $2.0 million, reduced the outstanding commitment under the line of credit by $0.3 million and received proceeds of $0.6 million from the exercise of warrants for the purchase of common stock. During the nine months ended September 30, 2008 we paid down our Term Note with Wachovia by approximately $1.0 million, reduced the outstanding commitment under the line of credit by $0.6 million, and used approximately $0.2 million to purchase treasury shares.

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

On March 30, 2009, our new Chief Financial Officer joined our company. In addition, during the nine months ended September 30, 2009 we have begun taking certain remedial steps to design and implement more effective internal controls, including the further design and implementation of formal closing procedures and segregation of duties. Such remedial actions, however, were not complete as of the Evaluation Date. We anticipate that these remedial actions will be completed during the fourth quarter of 2009.

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

During the period ended September 30, 2009 we undertook the further design and implementation of formal closing procedures and segregation of duties. Other than these changes, there have been no changes in our internal control over financial reporting identified in connection with the above-described evaluation that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

 EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350certification of Chief Executive Officer
32.2	Section 1350certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

By:	/s/ Richard K. Howe
Richard K. Howe Chief Executive Officer, Principal Executive Officer

By:	/s/ Gail L. Babitt
Gail L. Babitt Chief Financial Officer, Principal Financial and Accounting Officer

Date: November 23, 2009