Form 10-K/A
period 2008-12-31
INUVO, INC.
filed 2009-12-02
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐  No ☑

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE Amex Equities, was approximately $28,793,000. As of March 20, 2009, there were 65,608,068 shares of common stock, par value $.001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the year ended December 31, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Inuvo, Inc. (formerly known as Kowabunga! Inc.) is being filed for the sole purpose of correcting a clerical error in the filing. In the Form 10-K as originally filed on March 31, 2009, the report of Blackman Kallick, LLP dated March 30, 2008 on our internal control over financial reporting as of December 31, 2007 (the “ICFR Report”) inadvertently appeared on page 34 and the report of Blackman Kallick, LLP dated March 30, 2008 on our consolidated balance sheet at December 31, 2007 the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2007 (the “Audit Report”) was inadvertently omitted. The ICFR Report is hereby deleted in its entirety and substituted with the Audit Report which is included in Part IV of this Amendment No. 1. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2008 to modify or update any other information presented in the Form 10-K as previously filed nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the SEC.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kowabunga! Inc.

We have audited the accompanying consolidated balance sheet of Kowabunga! Inc. as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kowabunga! Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Inuvo, Inc.

Date: December 2, 2009	By:	/s/ Richard K. Howe
Richard K. Howe Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch Tuchman	Chairman of the Board of Directors	December 2, 2009
Mitch Tuchman

/s/ Richard K. Howe	Chief Executive Officer and director, principal	December 2, 2009
Richard K. Howe	executive officer

/s/ Gail L. Babitt	Chief Financial Officer, principal financial and	December 2, 2009
Gail L. Babitt	accounting officer

/s/ Charles Pope	Director	December 2, 2009
Charles Pope

/s/ Jack Balousek	Director	December 2, 2009
Jack Balousek

/s/ Charles Morgan	Director	December 2, 2009
Charles Morgan

5