Form 10-K/A
period 2008-12-31
INUVO, INC.
filed 2009-12-04
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No.  2)

 (Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

INUVO, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-32442	87-0450450
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

15550 Lightwave Drive, Third Floor, Clearwater, FL     33760

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

EXPLANATORY NOTE

On December 2, 2009 we filed Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Inuvo, Inc. (formerly known as Kowabunga! Inc.) for the sole purpose of correcting a clerical error in the original filing. In the Form 10-K as originally filed on March 31, 2009, the report of Blackman Kallick, LLP dated March 30, 2008 on our internal control over financial reporting as of December 31, 2007 (the “ICFR Report”) inadvertently appeared on page 34 and the report of Blackman Kallick, LLP dated March 30, 2008 on our consolidated balance sheet at December 31, 2007 the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2007 (the “Audit Report”) was inadvertently omitted. Amendment No. l deleted the ICFR Report in its entirety and substituted the Audit Report which was included in Part IV of Amendment No. 1.

This Amendment No. 2 to the Form 10-K for the fiscal year ended December 31, 2008 contains the entire Item 15. Financial Statements which appeared in the original 10-K as filed on March 31, 2009 together with the Audit Report as included in Amendment No. 1. There have been no changes in Item 15. Financial Statements other than to substitute the Audit Report for the ICFR Report. This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 2 to the Form 10-K for the fiscal year ended December 31, 2008 to modify or update any other information presented in the Form 10-K as previously filed nor does this Amendment No. 2 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the SEC.

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

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

specific factors. FSP 142-3 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations and cash flows.

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

As a result of the consolidation, our Network Segment, which previously contained four separate reporting units, was consolidated into one operating unit. Also as a result of the consolidation the Direct Segment, which previously contained six reporting units, was consolidated into three reporting units containing similar economic characteristics. The Advertising Segment consisted of two reporting units based on their geographic region. The goodwill associated with the reporting unit based in the United Kingdom was tested for impairment during the first quarter of 2008 as the operations of that unit were being discontinued. The Company determined that it had an impairment of goodwill associated with the United Kingdom based reporting unit within the Advertising Segment at that time. During the second quarter of 2008 the Company made the decision to divest the remaining assets within its Advertising Segment as well as two of the units within its Direct Segment. As a result of the Company’s plan to divest certain assets and due to declines in the Company’s stock price and market capitalization, the Company tested all of its reporting units as of June 30, 2008 for impairment. When completing step 1 of the impairment tests the Company determined that the carrying values of five of the Company’s reporting units had indicators of impairment. During this process the Company determined that the following five reporting units were impaired, internal offers, online dating, domestic advertising, lead generation and our online education properties. Of these five two are included in the Company’s continuing operations with the remaining three included in discontinued operations. The Company proceeded to complete step 2 of the analysis required by SFAS No. 142 and recorded impairment charges during the second and third quarters. Due to continued declines in the Company’s market capitalization and deterioration in the overall markets that the Company operates in the Company again tested its goodwill for impairment as of

Kowabunga! Inc.

Footnotes to Consolidated Financial Statements (Continued)

December 31, 2008 and 2007

December 31, 2008. During the process the Company determined that all of its reporting units were impaired and the Company recorded additional impairment charges in the fourth quarter of 2008. Overall, during 2008 the Company recognized impairment charges of $40,201,639 relating to the Company’s continuing operations. The Company recognized impairment charges of $40,422,483 relating to reporting units included in discontinued operations.

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

Exhibit Index

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

Inuvo, Inc.

Date: December 4, 2009	By:	/s/ RICHARD K. HOWE
Richard K. Howe Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH TUCHMAN	Chairman of the Board of Directors	December 4, 2009
Mitch Tuchman

/s/ RICHARD K. HOWE	Chief Executive Officer and director, principal	December 4, 2009
Richard K. Howe	executive officer

/s/ GAIL L. BABITT	Chief Financial Officer, principal financial and	December 4, 2009
Gail L. Babitt	accounting officer

/s/ CHARLES POPE	Director	December 4, 2009
Charles Pope

/s/ JACK BALOUSEK	Director	December 4, 2009
Jack Balousek

/s/ CHARLES MORGAN	Director	December 4, 2009
Charles Morgan