Form 10-K
period 2009-12-31
INUVO, INC.
filed 2010-03-31
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE Amex, was approximately $14.4 million. As of March 23, 2010, there were 84,442,327 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2009, are incorporated by reference in Part III hereof.  Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

•	our history of losses,
•	risks frequently encountered by Internet marketing and advertising companies,
•	our ability to expand our relationships with other Internet media content, advertising and product providers,
•	the terms of our loan agreement with Wachovia Bank, N.A.,
•	our dependence upon a significant portion of our revenues from a single customer,
•	our ability to effectively compete,
•	the impact of increasing government regulations and consumer protection laws on our business model,
•	our need to keep pace with changes in technology,
•	the possible interruption of our services and our reliance on third-party providers,
•	our dependence on credit card processing companies and the risks of increasing fees,
•	the risks related to credit card fraud,
•	liabilities associated with information we retrieve from our websites,
•	the impact of natural disasters on our ability to operate,
•	any failure on our part to adequately protect personal information,
•	possible security breaches and computer viruses,
•	our reliance on our executive officers and key personnel,
•	the impact of “spam”, and
•	the impact of our quarterly operating results on our stock price.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors appear in this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation formerly known as Kowabunga! Inc., and our subsidiaries.

When used in this report, “fiscal 2008” means the fiscal year ended December 31, 2008, “fiscal 2009” means the fiscal year ended December 31, 2009 and “fiscal 2010” means the fiscal year ending December 31, 2010.

The information which appears on our web site at www.inuvo.com is not part of this report.

PART I

ITEM 1.  BUSINESS.

Company Overview

Inuvo™, Inc. develops software and analytics technology that is accessible over the internet for use by online advertisers and website publishers.  The online advertisers agree to pay us when a consumer action, including a click, a lead or a sale, is initiated from within the platforms, and online publishers agree to generate consumer actions for a fee.

Our platforms provide a mechanism for the advertisers and publishers to easily and openly connect, thus facilitating the execution of marketing programs.  Our Exchange segment consists of the technology and analytics platforms that support online marketing.  Our Direct segment consists of the various websites the company owns and operates where we make money from the sale of advertising, data or product.

Industry Overview

Online advertising spend as a function of total advertising spend has continued to grow in the United States, and research supports the assumption that this will continue.  As marketers evaluate their marketing spend across channels, they are likely to allocate increasingly larger percentages of overall budgets to online channels where return on investment (ROI) is more directly measurable and controllable.  As the amount of time individual consumers spend online as a percentage of their total time spent across all media continues to grow, it is believed that advertising spend will increase in those higher trafficked marketing channels. We believe our online business is well-positioned to benefit from these market and consumer trends.

Our Strategy and Differentiators

In online advertising, an advertising network typically provides advertisers with access to consumer traffic through associations developed with multiple website publishers.  The network then acts as an intermediary between an advertiser and publisher.  In contrast, an online platform provider, such as our company, builds, implements and operates technology to allow advertisers and publishers to work directly with each other.  The platform provides all the individual management functions the parties need so they may run online advertising campaigns. As more and more advertisers begin to use a platform to recruit and manage their own publisher relationships, a large, network-like marketplace of publishers is naturally created.

While we have and continue to generate revenue and profit from advertising network operations, our core strategy today is focused on building out the data, technology and analytics that support the Inuvo Platform. We aim to gain market share from incumbents while attracting new customers drawn from the ongoing market demand for online solutions offering higher and more predictable ROI for advertisers.

Our key differentiator in this highly competitive market will be the utilization of anonymous behavioral targeting information we collect that can be used to:

•	improve the predictability of an offers response,
•	mitigate risk through the predictability of suspicious transactions,
•	provide greater transparency between advertisers and publishers, and
•	automate key account management functions to reduce costs for all parties.

Our various businesses currently interact with tens of millions of anonymous consumers monthly, providing a significant sample set of interactions on which sophisticated purchase behavior analytics may be constructed.

Additionally, we believe that while the affiliate and search marketplaces have evolved considerably over the last decade, their integration into the more traditional and established direct marketing software and database implementations has not been attempted. As a result, we believe we are setting our company apart in these markets with a technology architecture that allows our clients the ability to integrate existing solutions directly into the Inuvo Platform.

We also believe that as publishers use the Inuvo Platform, we can provide additional value-added services to publishers, providing them with tools to both retain and monetize their website traffic. This will be key to successfully attracting publishers to the Inuvo Platform and increasing the distribution of the Inuvo advertising inventory.

Operations

We operate as two business segments, Exchange and Direct. The Exchange and Direct segments represented approximately 55.8% and approximately 44.2%, respectively, of our total net revenue for 2009.  At the beginning of 2008, our business was organized into three segments: Exchange, Direct and Advertising.  In the second quarter of 2008, our Board of Directors decided to pursue the divestiture of assets within the former Advertising segment along with certain websites within the former Direct segment.  The websites were sold in a subsequent transaction announced on February 17, 2009 and the Advertising business continues to be reported within discontinued operations in our financial statements.

Exchange Segment

The Exchange segment designs, builds, implements, manages and sells the various technology platforms and services we offer. For the last 12 months, the Exchange segment has been executing a technology strategy to consolidate the disparate technologies and platforms we acquired between 2002 and 2008 into the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers to manage their transactions in an automated and transparent environment. In addition to the core Inuvo Platform for advertisers and publishers, which launched in beta in October 2009, we continue to sell several legacy platforms, services or directories within the Exchange segment, also included below:

•           The ValidClick® service at www.validclick.com.  ValidClick is a quality-controlled, pay-per-click (PPC) marketplace where publishers can integrate dynamically-generated advertisements within their websites based on the demographics and natural search behaviors of the consumer. ValidClick provides publishers with access to tens of thousands of advertisers in an easy-to-use XML-based implementation, giving the publisher greater control over content and integration than other competitive offerings.

•           The MyAP® Affiliate Platform at www.myap.com.  MyAP is a complete affiliate tracking and management software solution providing advertisers the ability to sign up, manage and track the activities of their publishers through a reliable, easy-to-use, and privately-branded platform with full data transparency.  Where the Inuvo Platform is an open platform where many advertisers and publishers interact, the MyAp platform is designed specifically to allow merchants to build private affiliate networks. Each advertising customer of MyAp is supported by a unique implementation of the software, customized to suit their individual needs and populated by publishers who use the platform exclusively for that advertiser.  Today, MyAp supports hundreds of customers.

•           The LocalXML service at www.localxml.com.  LocalXML is a service which will allow publishers to make real-time calls to the LocalXML database.  These calls answer the simple questions “what” and “where”.  For example, “what” equals “steaks” and “where” equals “Tampa”, from which the LocalXML database returns a complete listing of all local businesses in Tampa that meet this criteria.  Publishers may customize how the data appears on their site, and include user reviews of the businesses searched.  The LocalXML service is designed to be bundled with the ValidClick service described above.

•           The Yellowise.com™ directory search web site at www.yellowise.com.  Yellowise.com is a local search and review site powered by the LocalXML service.  Users may search by category and location, and receive requested search results.  Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.  Yellowise.com is the in-market website we use to ensure the LocalXML service performs in accordance with market needs.

•           The Zubican business-to-business directory search website at www.zubican.com.  Zubican is a business directory, powered by LocalXML, that connects business-to-business buyers and sellers.  Business profiles provide a mechanism for describing ones business along with a means for contact and customer experience testimonials. Each company is encouraged to take control of its profile.  Users are encouraged to create personal profiles, either directly in Zubican or by pointing to existing personal profiles in social networking sites like Facebook, LinkedIn® or Plaxo.

Direct Segment

Our Direct segment designs, builds and implements unique offers and/or websites that generate revenue from the sale of products, services, data and advertising. The Direct segment manages owned and operated properties across verticals that include professional recertification and baby products. The segment uses a number of online tactics for lead generation that includes search and affiliate and email marketing campaigns designed to drive traffic to the sites.  In the future, a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. Direct segment properties include:

•           Prenatal Lead Generation at www.babytobee.com.  Babytobee.com is a website that collects and sells leads for or to merchants of products that target expectant parents or families with children.

•           The PrimaryAds Affiliate Network at www.PrimaryAds.com.  PrimaryAds is a lead generation network matching high converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates. The advertisers and publishers within PrimaryAds are being migrated to the Inuvo Platform.

•           Real Estate School Online at www.realestateschoolonline.com. Real Estate School Online sells accredited real estate licensing courses, real estate continuing education courses, and online, CD-ROM or correspondence real estate exam prep courses in 40 states.

Recent Events

In March 2010, we determined that as a result of recent market pressures from credit-card processors to accelerate our decision to exit the negative-option marketing programs which became part of our Direct segment following the iLead Media, Inc. acquisition in 2006.  We are currently exploring a number of transitional opportunities related to these online consumer programs, which collectively have represented as much as 20% of our historical net revenue from continuing operations. We have impaired approximately $850,000 of intangible assets and goodwill related to the iLead business in 2009.

Competitive Analysis

Our business experiences competitive pressure along the three principal categories of search syndication, affiliate marketing and direct competitors for each web property we own and operate.  Additionally, the complexity and maturity of online marketing has created an environment where niche providers, agencies, systems integrators, campaign management vendors and networks are all increasing their suite of offerings across marketing channels, as a means to better compete for total advertising dollars.

Within search, our competitors include LookSmart, InfoSpace®, Miva®, Google and Ask®. Our affiliate competitors include Commission Junction, Linkshare™ and DigitalRiver™.  The websites we own that are listed above within the Direct segment all have individual competitors based on their respective vertical markets.

Sales and Marketing

We utilize multiple sales and marketing strategies to drive business. On the sales side, we employ sales professionals whose job it is to build both advertiser and publisher relationships. On the marketing side, we use marketing channels that include our website, email campaigns, social media, blogs, public relations, trade shows, seminars, conferences, partner programs and search to build awareness for the suite of products and services.  The Direct segment uses search engine optimization (SEO) and search engine marketing (SEM) as well as affiliate marketing tactics and the Inuvo Platform to drive leads for the various offers we promote.

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies.  Some of the basic components our products are built on come from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl, and Linux.  By striking the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

We build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components.  Inuvo delivers its hosted solutions from facilities, geographically disbursed throughout the United States. Inuvo applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

Principal Customers

We are not dependent upon revenues from any limited number of customers in our Direct segment.  In our Exchange segment, during 2009 one customer represented approximately 41% of our net revenues.  The loss of such customer would have a material adverse effect on our business.

Intellectual Property Rights

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others.  We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.  We have registered the trademarks ValidClick®, ValidClick AdExchange®, MyAp®, Second Bite®, Kowa!Bunga®, Inuvo™, Zubican™, LocalXML™, and Yellowise™ in the United States.

We currently have two pending U.S. patent applications. We have applied for U.S. patents on FeedPatrol, our click fraud technology that filters suspicious clicks in real-time, and Second Bite, a shopping cart abandonment sales recovery technology.  We do not know if our current patent applications will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated.  Although patents are only one component of the protection of intellectual property rights, if our patent applications are denied, it may result in increased competition and the development of products substantially similar to our own.  In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own.  We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

In addition to www.inuvo.com, we own multiple domain names that we may or may not operate in the future.  However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address.  The regulation of domain names in the United States and in other countries is also subject to change.  Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Software Development

Our software development costs are associated with the development of our Inuvo Platform.  During 2009 and 2008 we capitalized approximately $0.6 million and approximately $0.5 million, respectively, on costs associated with its development.

Discontinued Operations

The following is a summary of the business units currently or historically included in our discontinued operations:

•           Cherish offered a variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. We completed the sale of Cherish in February 2009.  The sale included a $750,000 cash payment at closing and a potential one-time earn out payment based on 2009 annual net subscription revenue from the divested business.  We paid a $120,000 fee on this transaction.  Under the terms and conditions of this earn out, we are entitled to receive a payment in 2010 equal to 50% of all net subscription revenue generated by the divested business in the 2009 calendar year that is above $2.0 million dollars. The cash proceeds of the sale were used to partially offset the term note with Wachovia Bank, N.A. Based upon the 2009 net subscription revenue, we will not receive an earnout from this divestiture.

•           Market Smart Advertising (MSA), is a full-service, integrated marketing and communications firm providing traditional and interactive advertising, broadcast production, public relations, branding services, research, web development and mystery shopping. Ranked as the third largest agency in the Triangle region by the Triangle Business Journal, MSA’s diverse client list include UNC Health Care and SUBWAY® Restaurants among others.  In the second quarter of 2008 our Board of Directors decided to pursue the divestiture of the assets of our advertising agency, which was in the Advertising segment.  At the time, the decision was driven primarily as a means to focus on the higher growth Exchange segment.  We are continuing to operate MSA, which is reported as discontinued operation in our financial statements, until such time as a sale can be completed.  We are in discussions with several parties regarding the potential divestiture.

•           Web Diversity, based in the UK, provided paid search management and organic search optimization services until May of 2008 at which time it ceased operations.

Employees

As of March 23, 2010 we employed 115 full-time employees and one part-time employee. None of these persons are covered by a collective bargaining agreement.

History of our Company

We were incorporated under the laws of the State of Nevada in October 1987 under the name North Star Petroleum, Inc.  We initially engaged in the exploration, development and production of oil and gas on a joint venture basis with other industry partners.  In May 1990, we changed our name to Gemstar Enterprises, Inc.  During 1990, we also acquired approximately 200 acres of real property located in Alexander County, North Carolina.  Our performance in both our oil and gas business and our investment in real estate did not generate sufficient revenue to result in profitable operations.  These operations were disposed of in June 1991 and in April 1993.  From 1993 until July 1997, we had essentially no operations.

In July 1997 we closed two separate Agreements and Plan of Reorganization to acquire Roli Ink Corporation ("RIC") and Safe Environment Corp. in a reverse acquisition.  The businesses and management of the two acquired corporations became our business and management.  Under the terms of the Agreements and Plans of Reorganization, we acquired all of the issued and outstanding shares of RIC and SECO and the shareholders of RIC and SECO acquired approximately 59.9% of our common stock.  In November 2000 we sold substantially all of the assets of RIC to an unrelated third party and in August 2002 we sold the stock of SECO to an unrelated third party.

In March 2001, we acquired WorldMall.com which was reincorporated in North Carolina in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc. in January 2006.

Thereafter, we entered into the following acquisitions, the basis of which form our company in its current structure:

•	In August 2004 we acquired 100% of the outstanding stock of WebCapades, Inc.,
•	In January 2005 we acquired 100% of the outstanding stock of MarketSmart Advertising Companies through three mergers,
•	In February 2005 we acquired 100% of the stock of Personals Plus, Inc.,
•	In February 2005 we also acquired 100% of the stock of Ozona Online Network, Inc.,
•	In March 2005 we acquired 100% of the stock of KowaBunga! Marketing, Inc.,
•	In March 2005 MarketSmart Interactive, Inc. acquired the assets of Smart Interactive Ltd.,
•	In April 2005 we acquired 100% of the stock of PrimaryAds Inc.,
•	In July 2005, we acquired 100% of the stock of Real Estate School Online, Inc.,
•	In December 2005, we acquired 100% of the stock of Vintacom Holdings, Inc.,
•	In January 2006, we acquired 100% of the stock of Morex Marketing Group, LLC.,
•	In April 2006, we acquired 100% of the stock of the Litmus Media, Inc.,
•	In April 2006, we also acquired 100% of the stock of Web Diversity Ltd., and
•	In May 2006, we acquired 100% of the stock iLead Media, Inc.

Effective July 30, 2009 we changed our corporate name to Inuvo, Inc.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have a history of losses and there are no assurances we will ever generate profits.

Our operations are not profitable for the years ended December 31, 2008 and December 31, 2009 we have an accumulated deficit of approximately $101 million.  For 2009, our operating loss from continuing operations was approximately $7.0 million and for 2008 our operating loss from continuing operations was approximately $64.8 million.  In 2009 our revenues decreased by approximately $13 million, or approximately 20%, from 2008.  In addition, during March 2010 we decided to exit the negative-option marketing programs which represented as much as 20% of our historical net revenue from continuing operations.  While we launched our Inuvo Platform in the fourth quarter of 2009, there is no assurance that revenues from the platform will be sufficient to replace the revenues from the negative-option marketing programs over the near term or that we will be able to report profitable operations in future periods.  Our future capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  If we are not successful in increasing our revenues we may be required to raise additional capital to fund our operations and pay our obligations as they become due.  We do not have any firm commitments to provide capital and there are no assurances that we would be able to raise funds upon terms satisfactory to our company.

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

Our loan agreement with Wachovia Bank, N.A., contains covenants that can restrict our ability to borrow funds.    At December 31, 2009 we owed Wachovia, N.A. approximately $8.1 million under various notes.  Our loan agreement with Wachovia Bank, N.A. contains certain financial covenants as well as covenants that restrict our ability to borrow based on financial results.  Our credit note is limited by eligible receivables and our entire credit facility is conditioned upon maintaining certain ratios of debt to EBITDA and a fixed charge coverage ratio.  If our financial results continue to deteriorate, it will further reduce our borrowing base with Wachovia, N.A. which will in turn adversely impact our ability to operate our business.  In addition, if we should fail to comply with the various financial covenants contained in the loan agreement and related notes, Wachovia, N.A. could declare us in default, accelerate all amounts due and foreclose on our assets.  In that event, and if we were unable to restructure the debt, it is likely we would be forced to cease some or all of our operations.

We depend on a single customer for a significant portion of our revenues.  We received approximately 41% of our net revenue for the year ended December 31, 2009 from a single customer.  The loss of that customer or a material change in the revenue or gross profit generated by that customer could have a material adverse impact on our business, results of operations and financial condition.

We compete with many companies, some of whom are more established and better capitalized than us.  We compete with a variety of companies on a worldwide basis both through the Internet and in traditional markets. Some of these companies are larger and better capitalized than us.  There are also few barriers to entry in our markets.  Our competitors may develop services that are superior to, or have greater market acceptance than our services.  For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than us.  These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements.  Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger registrant and membership bases.  In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.  To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, our ability to reach potential members through online advertising may be restricted.  Any of these competitors could cause us difficulty in attracting and retaining registrants and converting registrants into members and could jeopardize our existing affiliate program and relationships with portals, search engines, ISPs and other Internet properties.  Failure to compete effectively including by developing and enhancing our services offerings would have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Increasing government regulations, consumer protection laws or taxation could adversely affect our business.  We are affected not only by regulations applicable to businesses generally, but also by federal, state, local and foreign laws, rules, regulations and taxes directly applicable to electronic communications, telecommunications and the Internet.  Laws and regulations related to the Internet are becoming more prevalent, and new laws and regulations are under consideration in various jurisdictions.  Many areas of law affecting the Internet remain unsettled, and it may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet.  New, or amendments to existing laws and regulations, including laws and regulations that govern, restrict, tax or affect things such as user privacy, the pricing and taxation of goods and services offered over the Internet, the content of websites, access to websites, linking of websites, outgoing email solicitations, consumer protection and the characteristics and quality of products and services offered over the Internet could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We depend on our merchant and banking relationships, as well as strategic relationships with third parties, who provide us with payment processing solutions.  From time to time, VISA and MasterCard increase the fees that they charge processors.  We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases.  Our revenues from merchant account processing are dependent upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs.  Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.  In March 2010, merchant processors working with our home business offers discontinued supporting this portion of our business.  These services represented approximately 20% of our net revenue for the year ended December 31, 2009.  We still have other merchant processing accounts associated with other products and services.

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

We depend on key personnel, the loss of whom could harm our business.  Our success depends in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, management expertise or key business relationships.  We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to our success, which may result in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability.  Our future success is substantially dependent on the continued service of our key senior management.  Our employment agreements with our key personnel are short-term and on an at-will basis.  We do not have key-person insurance on any of our employees.  The loss of the services of any member of our senior management team, or of any other key employees, could divert management’s time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently.  Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees.  We may be unable to retain our key employees or attract, retain and motivate other highly qualified employees in the future.  We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located in approximately 31,600 square feet of leased space in Clearwater, Florida.  The offices house our administration, marketing, product development and service personnel.  Under the terms of this lease which expires in August 2015 we paid approximately $814,000 in rental expenses in fiscal 2009, which will increase to approximately $839,000 in fiscal 2010.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business.   In addition, we are currently involved in the following litigation which is not incidental to our business:

Hypertouch, Inc. v. ValueClick, Inc., E-Babylon, Inc., Hi-Speed Media, Inc., VC E-Commerce Solutions, Inc. Webclients, Inc. and Primary Ads, Inc., Case No. LC081000 in the Los Angeles Superior Court.  On April 8, 2008, Hypertouch, Inc. filed an action against us and various other defendants in the same industry.  The plaintiff is seeking recovery for purported violations of the California anti-“spam” statute and the California unfair competition statute, alleging that we had sent 4,000 “spam” emails.  The plaintiff is seeking $1,000 per “spam” email.  The Los Angeles Superior Court has granted motions for summary judgment in favor of the defendants, including our Company.  The plaintiff has requested more time to file their appeal.

Raleigh Flex Owner I, LLC v MarketSmart Interactive, Inc. and MarketSmart Advertising, Inc., Case No. 1:09-CV-699, Middle District of North Carolina.  This action, which was commenced in September 2009, is by the owner of property located in Morrisville, NC that was leased to MarketSmart Interactive, Inc. (“Interactive”) and occupied at various times by Interactive and MarketSmart Advertising, Inc. (“MSA”).  Interactive was a wholly owned subsidiary which was dissolved in March 2007; MSA is a subsidiary of our company.  The plaintiff is alleging breach of the lease agreement in addition to claims against both defendants for unfair and deceptive trade practices, fraud and misrepresentation.  The plaintiff has alleged damages of at least $180,000 which includes two months’ rent and the costs of reletting the premises to another tenant.  Discovery is ongoing and we are vigorously defending this matter.

John Giura v Inuvo, Inc., Case No. 08 L 3539, in the Circuit Court of Cook County, Illinois.  On April 1, 2008, John Giura, a former director, filed a breach of contract action alleging that we breached a consulting agreement between Mr. Guira and our company and seeking damages in excess of $500,000.  We have filed an answer and a motion for summary judgment and we are defending this case vigorously.

Johannesburg v Inuvo, Inc., successor in interest to Real Estate School Online, Inc., Case No. 07-L-253, Circuit Court of the Tenth Judicial Circuit of Illinois Peoria County.  On July 13, 2007, Perry Johannesburg, former employee, filed a breach of employment contract action.  Judgment was entered against us in this matter on December 8, 2009 in the amount of approximately $300,000 as to Count I and $500,000 as to Count II of the complaint.   Upon motion by us, the court vacated the judgment as to Court II on February 19, 2010.  This claim which is for punitive damages will be subject to a jury trial at a date to be determined later.  The plaintiff will seek a maximum of $1.0 million in punitive damages at trial.  We intend to vigorously defend this matter, and have filed a notice of appeal with respect to the judgment entered as to Count I.

Oltean et al v Think Partnership Inc. et al, Q.B. Action No. 0803 03228 and Oltean v Vintacom Acquisition Company ULC, Q.B. Action No. 0903 06658.  On March 6, 2008 Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against us in The Court of Queen’s Bench of Alberta, Judicial District of Edmonton, Canada claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock.  On March 6, 2008 the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of our company, again for wrongful dismissal and claiming the same damages.  In October 2009 the two actions were consolidated.  We are vigorously defending this case.

Think Partnership, Inc. v. John Paul Linden, Case No. 08-11160-CI-7, in the Sixth Judicial Circuit Court for Pinellas County, Florida; John Linden v. Kowabunga, Inc. and Stan Antonuk, Case No. 08-cv-1507-T-17TBM, U.S. District Court for the Middle District of Florida; and John Linden v. Kowabunga, Inc., Case No. 2010-SOX-00008, USDOL Administrative Proceeding. We are involved in three pending legal matters with John  Linden, a former employee. In the state court action, Linden has alleged breach of his employment agreement and other counts, and seeks damages in excess of $300,000. In the federal court action, Linden has alleged an Equal Pay Act retaliation claim. In the USDOL proceeding, Linden has alleged retaliation in violation of the Sarbanes-Oxley Act. The Company has denied liability as to all claims, and is vigorously defending each of the actions. The state court matter is in active discovery and, pending motion practice, is scheduled for trial in June 2010. In the federal court action, we have filed a motion for summary judgment, which is awaiting the court's ruling. The USDOL proceeding is Linden's appeal, as a matter of right, from the Department's initial adverse finding against Linden, and is scheduled for final administrative hearing in June 2010.

Steven Campbell v. Inuvo, Inc., et al., Case No. 110CV164358, in the Superior Court of Santa Clara County, California. In this action, Campbell seeks to represent a class of all California residents who submitted payment information to an Inuvo or a Home Biz Ventures' website for the purpose of obtaining a work-at-home product or service, and who were charged any amount other than a stated shipping and handling or discounted fee. The plaintiff alleges claims under several Californa consumer statutes and California common law. We are vigorously defending this case.

In addition, the U.S. Securities and Exchange Commission is currently conducting an investigation regarding certain stock sales made by our former CEO in 2007.  The inquiry began in May 2008 and in December 2008, the SEC entered a formal order of investigation with respect to this matter. We are actively cooperating with the SEC staff in connection with the investigation, including providing the staff with facts and information in our possession relating to the time period and activities in question.  Our document production is completed and certain of our employees and former employees provided testimony in 2009.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE Amex under the symbol "INUV."  The following table sets forth the reported high and low last sale prices for our common stock for the following periods.

	High	Low
	$	$
Fiscal 2008
January 1, 2008 through March 31, 2008	1.33	0.68
April 1, 2008 through June 30, 2008	1.00	0.40
July 1, 2008 through September 30, 2008	0.57	0.20
October 1, 2008 through December 31, 2008	0.24	0.05

Fiscal 2009
January 1, 2009 through March 31, 2009	0.24	0.05
April 1, 2009 through June 30, 2009	0.37	0.14
July 1, 2009 through September 30, 2009	0.32	0.20
October 1, 2009 through December 31, 2009	0.35	0.19

As of March 25, 2010 the last reported sale price of the common stock on NYSE Amex was $0.29.  As of March 25, 2010 there were approximately 210 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock.  Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.  Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  In addition, we are currently restricted in our abilities to declare and pay dividends under the terms of our loan agreement with Wachovia Bank, N.A.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Direct segment utilizes online techniques to acquire information about consumers that can, but has not always been, subsequently monetized over time.  We collect the consumer data, which includes name, address, phone number and email address to enable us to expand and develop the database and market various internal and external products to the consumers. We determine the interest in a variety of product offers through a combination of inbound/outbound calls by a telemarketing representative, email marketing initiatives and postal offers.  Beginning in the first quarter of 2009, we also now include our lead generation business, which was formerly included in our exchange segment, as part of our direct segment.  Lead generation specializes in matching high-converting, high-paying offers from advertisers to high-quality traffic and leads through a network of select affiliates using our proprietary exchange platforms.

We believe that the cornerstone of our value proposition for advertisers is our ability to generate high converting leads at an attractive ROI. Concurrently, to allow for scale within our advertising exchange, we must also attract high traffic web publishers where competition for advertising space is driven primarily by the amount paid for each click, often irrespective of actual return for advertisers. We believe that this general lack of transparency and segmentation between advertisers and publishers within online networks who serve this marketing channel will evolve in much the same manner as other channels have over the last 50 years. As all parties better understand the methods and procedures for ROI, technologies that reward the best behaviors and penalize the worst become the differentiating component between service providers.

We believe we have been on the forefront of these technologies for the past five years. From our click fraud technology that has successfully proven its ability to eliminate bad traffic to our exclusive FICO click conversion scoring technology that highlights the best performing cost per click publishers, we have and will continue to operate our business based on the principle of quality.

In what was our most significant product redesign in our history, during 2009 we brought to market our Inuvo Platform which was launched in beta in October 2009.  Within this solution, advertisers are able to create and manage advertising campaigns, web publishers are better able to monetize their inventory and strategic partners and web developers are allowed to customize the framework through application programming interfaces. For example, our customers are able to build applications on top of our platform.  We therefore see our company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our advertising exchange is the information produced both on the advertiser side where we see what kind of products convert and on the publisher side where we see what kind of web sites attract viewers. This business intelligence when combined with the operating leverage we have because we own the exchange makes running our own direct marketing programs online an attractive adjacent business model. The advantage we have in this business is not limited by industry or product type. For example, if we see an opportunity, based on our business intelligence, that suggests an upward trend in consumer interest associated with consumer health, we line up a product supplier, launch a web site, drive traffic and capitalize on the opportunity. From nutritional supplements, to continuing education, to home based businesses, we believe that these online marketing programs/sites fulfill a need in the market, utilize our existing infrastructure and produce attractive margins. Additionally, we may develop or acquire specific niche web properties that will be differentiated from our existing business partners that may provide a value-added alternative for our exchange.

In 2010 we intend to continue the transformation that began in the fourth quarter of 2008 and continued throughout 2009.  In March of 2010 we determined that as a result of recent market pressures from credit-card processors to accelerate our decision to exit the negative-option marketing programs which became part of our Direct segment following the iLead Media, Inc. acquisition in 2006.  We are currently exploring a number of transitional opportunities related to these online consumer programs, which collectively have represented as much as 20% of our historical net revenue from continuing operations.  During 2010 we will continue our efforts to balance our desire to capture greater market share through investments in technology, sales and marketing with the limitations we have both organizationally and in the current structure of our existing credit facility. We believe that there are opportunities to grow and enhance our Direct segment from the by-product of data collected in our Exchange segment that teaches us about consumer behavior. Additionally, the natural demands of the business for data and infrastructure provide a great opportunity to understand the needs of advertisers and affiliates to enhance our exchange platform to modify our service offering to satisfy the needs of the market.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting practices (GAAP).  The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We evaluate estimates, including those related to bad debts, inventories, goodwill and amortizable intangibles and income taxes, on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with FASB Accounting Standards Codification (ASC) 605-10 Revenue Recognition - General (“ASC 605-10”). Under ASC 605-10, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.  We recognize revenues in accordance with the following principles with respect to our different business services:

Exchange Segment:

•           Affiliate Network - Consistent with the provisions ASC 605-45, Revenue Recognition – Principal Agent Considerations (“ASC 605-45”) we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor.  Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis. Revenue is recognized when the related services are performed.

•           Search Network - In accordance with ASC 605-45 we record as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of revenue. Revenue from our company-owned networks is based on a “per click” basis and is recognized once the action is taken.

•           Affiliate Software - We recognize revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in our accounts receivable.

•           Hosting Arrangements – We recognize revenue through a monthly hosting fee and additional usage fees as provided.

Direct Segment:

•           Online Membership Income - We recognize revenue from online membership revenue when payment is received and the service date of providing membership benefits has taken place.

•           Lead Sales - For lead sales, our revenue recognition varies depending on the arrangement with the purchaser. Where the arrangement provides for delivery only, revenue is recognized when the lead information is provided to the purchaser. Where the arrangement provides for compensation based on sales generated by the purchaser from the lead, we recognize revenue in the period that the purchasing company makes a sale that was derived from the lead.

•           Product Sales - For product sales, we recognize revenue when payment is received and the goods are shipped.

•           List Management Services - Substantially all of our revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with ASC 605-45, we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

•           Subscription Income - We recognize revenue on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.

Accounts Receivable

We record our accounts receivable based upon the invoiced amount and they are considered past due when full payment is not received by the specified credit terms. We estimate the uncollectibility of our accounts receivable and establish an allowance for doubtful accounts based upon those estimates.  The allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Other Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill.  We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We amortize our identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Trade names are not amortized as they are believed to have an indefinite life. Trade names are reviewed annually for impairment under ASC 350.

For the years ended December 31, 2009 and 2008 we had impairments on our goodwill and other intangible assets of approximately $0.8 million and $80.6 million, respectively.

Deferred Taxes

We reserve for federal and state income taxes on items included in our Consolidated Statements of Operations regardless of the period when the taxes are payable. Deferred taxes are recognized for temporary differences between financial statement and income tax basis. In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment.   We examine the evidence related to a recent history of tax losses, the economic conditions in which we operate, recent organizational changes, our near term projections, as well as the recent changes in our financing agreement with Wachovia Bank, N.A.   As a result, we were unable to support a conclusion that it is more likely than not that any of our deferred tax assets will be realized. We therefore have recorded a full impairment for the net deferred tax asset.

Stock Awards

We value stock compensation based on the fair value recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of option grants over the requisite employee service period.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please see Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, appear elsewhere in this report.

Results of Operations

Overview of 2009

The following table sets forth selected information concerning our results of operations for 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
Net Revenue	$51,655	$64,738
Cost of Revenue	35,183	41,308
Gross Profit	16,472	23,430
Total Operating Expenses	21,456	28,292
Operating Loss	(4,984)	(4,862)
Other Expenses, Net	(2,014)	(63,169)
Loss from Continuing Operations before taxes	$(6,998)	$(68,031)
Income Tax Benefit	—	3,238
Net Loss from Continuing Operations	(6,998)	(64,793)
Income (Loss) from Discontinued Operations	1,607	(18,057)
Net Loss	$(5,391)	$(82,850)

While our revenue from continuing operations grew in 2008 over 2007, the impact of the economy and operating inefficiencies across the enterprise resulted in operating margin declines that only began to be addressed in the last month of 2008.  These market oriented challenges brought a spotlight to a number of acquisitions dating back to 2006 whose future value would simply not be realized for stockholders.  As a result, in 2008 we discontinued the operations of a number of these companies. Despite these challenges, we began a significant transformation in 2008 which continued into 2009 that included the elimination of approximately 50 positions, the sale of businesses with little synergy and the reorganization of our operations along two business segments.

Notwithstanding these accomplishments, the downturn of the economy has impacted the advertising spend in our Exchange segment and consumer spending in our Direct segment, both of which adversely impacted our results of operations during 2009.  Overall, net revenues declined approximately 20% for 2009 from 2008 and a greater percentage of our net revenues were derived from our Exchange segment in 2009 which reflects the impact of consumer spending and the loss of revenue from ringtones.  Gross profit declined by approximately 30% in 2009 when compared to 2008 which reflects the overall decline in revenues plus a shift from Direct to Exchange, which is a lower margin segment.  In 2009, our total operating expenses decreased by approximately $6.8 million in absolute dollars which reflects a reduction in head count, professional fees and depreciation and amortization expenses, partially offset by an increase in search spend.

Our net loss from continuing operations in 2009 declined by approximately $57.8 million from 2008 which is the result of a significant impairment of assets in 2008.

Net Revenue

Total net revenue from our Exchange and Direct segments for 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2009 ($)	% of Revenue	2008 ($)	% of Revenue	$ Change	% Change
Exchange segment	28,842	55.8%	30,967	47.8%	(2,125)	(6.9)%
Direct segment	22,813	44.2%	33,771	52.2%	(10,958)	(32.5)%
Total net revenue	51,655	100%	64,738	100%	(13,083)	(20.2)%

Net revenue from our Exchange segment decreased primarily due to a reduction of income from website hosting and affiliate software revenue partially offset by an increase in search revenue. Included in net revenues for 2009 in this segment is approximately $26.9 million in revenue from our search network, an increase of approximately 1.3% over 2008. The increase was the result of higher demand in the search due to the continued growth in this online marketing channel in the first quarter, partially offset by a significant drop beginning in March 2009 and continuing for the second quarter of 2009 followed by a growth in revenue in the third quarter of 2009 of 11.8% as compared to the second quarter and growth of 10.2% in the fourth quarter as compared to the third quarter of 2009.  Other revenue in our Exchange segment, which represents hosting affiliate software revenue, was approximately $1.9 million during 2009 as compared to approximately $ 4.4 million in 2008. This decrease of $ 2.5 million was attributable to a decrease of $1.7 million in website hosting revenue and $ 0.8 million in affiliate software revenue over the prior year.

The search network is concentrated on a limited number of customers.  For 2009 approximately 91.2% of our net revenue in our Exchange segment was attributable to one customer.  For 2008 approximately 79.8% of our net revenue in our Exchange segment was attributable to one customer.  A loss of, or reduction of revenue from, this customer could have a significant negative impact on the revenue of this segment.

Net revenue from our Direct segment decreased in 2009 as compared to 2008 primarily due to a decline in the consumer marketing and lead generation businesses.  Net revenues from our consumer marketing businesses were approximately $11.8 million in 2009 as compared to approximately $14.3 million in 2008.  During the second quarter of 2008 we moved the home business offers of the consumer marketing business to discontinued operations and the resulting lack of focus and investment by us resulted in a decline in this business.  During the first quarter of 2009, we moved the home business offers of the consumer marketing business back to continuing operations and refocused our efforts on driving leads, which resulted in a growth in revenue in the second quarter of 2009 of 12.0% as compared to the first quarter, and growth in the third quarter of 2009 of 44.0% versus the second quarter of 2009, and flat from the third quarter of 2009 to the fourth quarter of 2009.

Net revenues from our lead generation were approximately $2.5 million in 2009 as compared to approximately $10.6 million for 2008, a decrease of approximately 76.4%.  The decline in net revenues from the lead generation business was the result of a reduction of certain popular advertiser offers in the second half of 2008 due to changes in service providers management of these services.

Net revenues from our BabytoBee business were approximately $8.5 million in 2009 as compared to approximately $8.8 million for 2008, a decrease of approximately 3.9%.  The decline in net revenues from the BabytoBee business was the result of changes in email delivery and ISPs.

Net revenue for the Direct segment will be negatively impacted by the exiting of the home business offers which was a direct result of regulatory pressure.  We believe our Exchange segment will experience a modest growth in net revenue resulting from the continued efforts to expand the Inuvo platform and the market acceleration in the search spending.

Cost of Revenue and Gross Profit

To better present our results of operations in a way that allows for better transparency and understanding, in 2009 we have expanded the operating expense category of our consolidated results of operations to include the components of cost of revenue and other operating expenses.  Cost of revenue, which includes affiliate payments, data acquisition amortization, product costs and merchant fees, were as follows (in thousands):

	Year Ended December 31,
	2009 % of Revenue	2008 % of Revenue	% Change
Affiliate payments	44.1%	44.7%	(0.6)%
Data acquisition	16.8%	12.2%	4.4%
Product costs	2.8%	2.5%	0.3%
Merchant processing fees	4.4%	4.4%	-
Total cost of revenue	68.1%	63.8%	4.3%

During 2009 we increased our investment in data acquisition.  Some of these acquisition costs are being expensed as incurred in accordance with GAAP even though these costs apply to the building of a names database that will be monetized in the future, others associated with the BabytoBee brand are capitalized and amortized over 12 to 24 months.  We also estimate the benefit period for the names or data acquired will be 12 to 24 months.

Consistent with the changes in our net revenues and cost of revenues described above, our gross profit margin declined to approximately 31.9% in 2009 from approximately 36.2% in 2008.  Overall, gross profit declined approximately $7.0 million in 2009 from 2008.  The following table provides information on gross profit by operating segment for each of the periods presented (in thousands):

	Year Ended December 31,
	2009 ($)	% of Gross Profit	2008 ($)	% of Gross Profit	$ Change	% Change
Exchange segment	7,597	46.1%	10,159	43.4%	(2,562)	(25.2)%
Direct segment	8,875	53.9%	13,271	56.6%	(4,396)	(33.1)%
Total Gross Profit	16,472	100.0%	23,430	100.0%	(6,958)	(29.7)%

The decrease in gross profit in our Direct segment in 2009 from 2008 is primarily attributed to a reduction in revenue and increased data costs.  Gross profit in our Direct segment for 2009 was approximately 38.9% of net revenue as compared to approximately 39.3% of net revenue for 2008.

Gross profit in our Exchange segment decreased in 2009 from 2008 as the result of a decline in revenue and a margin squeeze by the advertisers and publishers resulting from the downturn in the economy.  For 2009 gross profit of our Exchange segment was approximately 26.3% of net revenue as compared to approximately 32.8% of net revenue for 2008.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses, were as follows (in thousands):

	Year Ended December 31,
	2009 ($)	% of Revenue	2008 ($)	% of Revenue	$ Change	% Change
Search costs	1,213	2.4%	472	0.7%	741	157.5%
Compensation	11,068	21.4%	13,978	21.6%	(2,910)	(20.9)%
Selling, general and administrative	9,175	17.8%	13,842	21.4%	(4,667)	(33.7)%
Total other operating expenses	21,456	41.6%	28,292	43.7%	(6,836)	(24.2)%

In addition to incurring operating expenses specifically attributable for each of our segments, we also incur expenses associated with our corporate operations, which include compensation, professional fees, facility cost, connectivity, insurance, and travel and entertainment.  Operating expenses by segment, as well as operating expense associated with our corporate operations, were as follows (in thousands):

	Year Ended December 31,
	2009 ($)	% of Revenue	2008 ($)	% of Revenue	$ Change	% Change
Exchange segment	6,942	13.4	9,128	14.1	(2,186)	(23.9)%
Direct segment	9,206	17.8	12,653	19.6	(3,447)	(27.2)%
Corporate	5,308	10.3	6,511	10.1	(1,203)	(18.5)%

The decrease of operating expenses in our Exchange segment was primarily attributed to a reduction in compensation expense, depreciation and amortization expense and facility costs, which is partially offset by an increase in search spend.

The decrease of operating expenses in our Direct segment was primarily attributed to a reduction in compensation expense, depreciation and amortization expense and professional fees partially offset by an increase in search spend.

We will continue to manage and reduce operating expenses including through a reduction in headcount and other SG&A expense, which will be partially offset by an increase in search costs.

Other income (expense)

Interest expense which is related to our borrowings from Wachovia Bank, N.A. increased approximately 11.9% during 2009 as compared to 2008 which reflects an increase in interest rate and the impact of the cancellation of the interest rate swap.

Impairment of assets relating to continuing operations in 2008 was approximately $63.0 million. Of these charges, approximately $9.9 million related to our Exchange segment and $53.1 million related to our Direct segment. In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.  Due to continued declines in our market capitalization and deterioration in the overall markets in which we operate, in 2008 we tested our intangible assets, including goodwill, for impairment several times during 2008.  During the process we determined that all of our reporting units were impaired and we recorded impairment charges during 2008 as we deemed appropriate.  In March 2010, we were informed by our merchant processors that they would no longer process our home business offers’ credit card transactions.  As a result, the projections for March 2010 and beyond for that business were adjusted to zero and we fully impaired the goodwill and intangible assets associated with iLead Media as of December 31, 2009 totaling approximately $0.9 million.

We reported other expense of approximately $0.3 million in 2009 which includes a reserve recorded for a legal judgment against our company.  In 2008 we reported other income of approximately $0.6 million which included a gain on discontinued operation.

Income (loss) from Discontinued Operations, net of tax expense

As described earlier in this report, previously our business was conducted in three operating segments which also included our Advertising segment.  In the second quarter of 2008 our Board of Directors decided to pursue the divestiture of the assets of our advertising agency, which was in the Advertising segment, as well as the dating business and the consumer marketing business, which were both part of the Direct segment.  At the time, the decision was driven primarily as a means to focus on the higher growth Exchange segment.

Upon further review, during February 2009, our Board of Directors decided to retain the consumer marketing business, rationalizing that this business could in fact retain a competitive advantage in the market by utilizing the resources and services of the Exchange segment. It is now included as part of continuing operations in the Direct segment. We also completed the sale of the dating business in February 2009.  The Advertising agency continues to be reported as discontinued operation in our financial statements, and we are in discussions with several parties regarding the potential divestiture.

Income from discontinued operations for 2009 includes approximately $1.4 million attributable to a profit from discontinued businesses formerly within our Advertising segment that we still own as well as a one-time gain of approximately $0.2 million on the sale of our dating business. The $18.1 million loss from discontinued operations in 2008 reflects the impact of the impairment in the Advertising segment and dating business.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	December 31, 2009 ($)	December 31, 2008($)	$ Change
Net cash provided by operating activities	4,678	6,056	(1,378)
Net cash used in investing activities	(2,727)	(5,479)	2,752
Net cash provided by (used in) financing activities	2,532	(2,789)	5,321
Effect of exchange rate changes on cash	-	(6)	6
Increase (decrease) in cash and cash equivalents	4,483	(2,218)	6,701

Our cash position and working capital were as follows (in thousands):

	December 31, 2009 ($)	December 31, 2008 ($) (as restated)	$ Change
Cash	4,843	360	4,483
Working capital	1,866	926	940

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.  Our principal sources of liquidity are cash from operations, cash on hand and the credit facility with Wachovia Bank, N.A.  In addition, during the third and fourth quarters of 2009, we raised approximately $4.8 million in additional working capital through the exercise of warrants and sale of our securities.  We do not have any commitments for capital expenditures which come due within the next 12 months.  We believe that our existing cash, bank credit note and term note and cash generated from operations will be sufficient to satisfy our current anticipated cash needs through at least the next 12 months, if not longer.  Our liquidity could be negatively affected by a decrease in demand for our services, including the impact of changes in customer buying behavior that may result from a continuation of the current general economic downturn.  In March 2010, our merchant processors discontinued the processing of credit cards for our home business offers.  These offers generated approximately $2.7 million a quarter in revenue.  As a result, the first quarter of 2010 we have implemented reductions to offset this lost business.  In addition, we may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures.  We cannot be assured that additional financing will be available on favorable terms to us, or at all.  It we issue additional equity, our existing stockholders may experience substantial dilution.

Operating Activities

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as impairment of assets, depreciation and amortization, deferred income taxes, stock based compensation and changes in working capital.

Cash provided by operating activities for 2009 consisted primarily of the following:

•           Net loss of approximately $5.4 million

•           Add back the following expense items that were non-cash:

•           $0.8 million for impairment of assets,
•           $5.7 million for depreciation and amortization,
•           $0.3 million for allowance for doubtful accounts,
•           $0.4 million for stock based compensation,
•           $3.1 million for working capital changes, and

•           Less the following income items that were non-cash:

•           $0.2 million for gain on discontinued operations

Cash provided by operating activities for 2008 consisted primarily of the following:

•           Net loss of approximately $82.9 million

•           Add back the following expense items that were non-cash:

•           $80.6 million for impairment of assets,
•           $8.2 million for depreciation and amortization,
•           $2.5 million for working capital changes, and
•           $1.9 million for allowance for doubtful accounts.

•           Less the following income items that were non-cash:

•           $3.0 million for deferred income taxes,
•           $0.8 million for stock based settlement, net of compensation, and
•           $0.4 million for gain on discontinued operations, net other.

Investing Activities

We used approximately $2.7 million in investing activities during 2009, which included approximately $1.4 million to acquire equipment and software and approximately $2.1 million to acquire data for the BabytoBee product in our direct segment.

We used approximately $5.5 million in investing activities during 2008, which included approximately $2.2 million to acquire equipment and software and approximately $3.3 million to acquire data for the BabytoBee product in our direct segment.

Financing Activities

We generated approximately $2.5 million from financing activities during 2009 which included approximately $4.7 million from the sale of common stock which is partially offset by a pay down of $2.1 million on our outstanding debt.

We generated approximately $2.8 million from financing activities during 2008 which included the pay down our outstanding debt by approximately $2.6 million and approximately $0.2 million to purchase treasury shares.

Restructure of Loan Agreements with Wachovia Bank, N.A.

On December 24, 2009, we entered into the Second Amended and Restated Loan Agreement with Wachovia Bank, N.A. pursuant to which we restructured our obligations with Wachovia Bank, N.A. to reallocate the amounts owed to the bank between the term note and the credit note and to extend the due date of the remaining portion of the obligations.  On March 29, 2010, we entered into a First Amendment to the Second Amended and Restated Loan Agreement and First Amendment to Second Amended and Restated Revolving Credit Promissory Note with Wachovia Bank, N.A. which modified certain terms of the December 2009 agreement and Credit Note.  Under the terms of the Second Amended and Restated Loan Agreements, as amended, which have superseded all prior loan agreement with Wachovia Bank, N.A.,

•           we have issued Wachovia Bank, N.A. the Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5.3 million (the “Credit Note”) and the Second Amended and Restated Term Promissory Note in the principal amount of approximately $4.1 million (the “Term Note”),

•           both the Credit Note and Term Note bear interest at the rate of LIBOR plus 7%, with a floor of 7%, and are due on March 31, 2011,

•           prior to the restructure, we owed Wachovia Bank, N.A. approximately $6.4 million under the previous credit note, with a maximum borrowing of $8.0 million.  As described below, the maximum borrowing was reduced by $2.7 million and reallocated to the balance of the Term Note.  We are permitted to have aggregate principal advances outstanding under this Credit Note of the greater of (i) $5.3 million which, over time, is reduced to $ 5.0 million beginning on January 1, 2011 or (ii) 80% of eligible accounts receivable less reserves plus an “over-advance” of $2.1 million through May 31, 2010 which, over time, is reduced to $700,000 at January 1, 2011, which remains at that level through maturity of the Credit Note,

•           prior to the restructure, we owed Wachovia Bank, N.A. approximately $1.4 million under the previous term note.  As part of the restructure, this amount was increased by $2.7 million,

•           our obligations under the loan agreement and the notes continue to be secured by a first priority lien, in favor of Wachovia Bank, N.A. on all of our assets, including the stock of each of our operating subsidiaries, and are subject to certain financial covenants,

•           we agreed to reduce the amounts owed Wachovia Bank, N.A. by $150,000 at closing, $375,000 on or before December 31, 2009 and $250,000 on or before both March 31, 2010 and July 31, 2010.  As part of the March 2010 amendment, we accelerated the amounts due on March 31, 2010 and July 31, 2010 which has resulted in a further reduction of the amount currently owed Wachovia Bank, N.A. by an additional $500,000.  In addition, 25% of all net proceeds from equity sales made by us after July 31, 2010 and 100% of the net proceeds from the sale of any collateral or subsidiary will be used to further reduce our obligations to Wachovia Bank, N.A.,

•           the amounts due under the notes can be accelerated if an event of default occurs as described in the notes, and

•           our outstanding $0.5 million letter of credit must be terminated or replaced by the maturity date of the notes.

The March 2010 amendment also revised the funded debt to EBITDA ratio and fixed charge coverage ratio which are part of the financial covenants contained in the loan agreement.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements begin on page F-1 at the end of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 2, 2009, we dismissed Grant Thornton LLP as our independent registered public accounting firm.  Grant Thornton LLP had served as our independent registered public accounting firm since June 9, 2008 and Grant Thornton LLP audited our financial statements for the period ended December 31, 2008.  The dismissal of Grant Thornton LLP was approved by the Audit Committee of Board of Directors. Grant Thornton LLP did not resign or decline to stand for re-election.

The report of Grant Thornton LLP dated March 30, 2009 on our balance sheet as of December 31, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles.

During our most recent fiscal year and the subsequent interim period preceding our decision to dismiss Grant Thornton LLP we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Grant Thornton LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On July 13, 2009 we engaged Kirkland, Russ, Murphy & Tapp, P.A. to serve as our independent registered public accounting firm.  Under the terms of this engagement, Kirkland, Russ, Murphy & Tapp, P.A. also reaudited our 2008 financial statements in addition to auditing our 2009 financial statements.  During our two most recent fiscal years and the subsequent interim period prior to retaining Kirkland, Russ, Murphy & Tapp, P.A. (1) neither we nor anyone on our behalf consulted Kirkland, Russ, Murphy & Tapp, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Kirkland, Russ, Murphy & Tapp, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for us.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2009, we had a material weakness regarding internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Because we have material weaknesses, we will not be able to conclude in our Management’s Report on Internal Control Over Financial Reporting that our internal control over financial reporting is effective.

The identified material weaknesses in our internal control over financial reporting related to the following matters which resulted in a material restatement of the consolidated financial statements included in the filed Annual Report on Form 10-K for the year ended December 31, 2007, as amended, and the filed Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and impacted our consolidated financial statements for the year ended December 31, 2009:

(i)	insufficient accounting personnel resources through the first three quarters of the year,
(ii)	insufficient controls over the formalized closing process with respect to insufficient personnel resources; and
(iii)	insufficient segregation of duties related to the entry and approval of journal entries with the potential to override the system of internal controls.

Remediation

At the end of the first quarter of 2009 we hired a Chief Financial Officer.  Throughout the second, third and fourth quarters of 2009 and the first quarter of 2010, our Chief Financial Officer began building the accounting and finance team.  In addition, she and her team, with the help of an independent internal control consulting firm, began putting the necessary procedures and system controls in place to mitigate the internal control weaknesses.  During the first quarter of 2010 and through this implementation, our management identified certain weaknesses which resulted in the discovery of errors in previously issued financial statements.  We are continuing to improve our controls to mitigate any potential control weaknesses.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The disclosure required by this Item is incorporated by reference into our Proxy Statement for our 2010 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

The disclosure required by this Item is incorporated by reference into our Proxy Statement for our 2010 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The disclosure required by this Item is incorporated by reference into our Proxy Statement for our 2010 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The disclosure required by this Item is incorporated by reference into our Proxy Statement for our 2010 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The disclosure required by this Item is incorporated by reference into our Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Agreement, entered into as of August 19, 2004, by and among Registrant, WebCapades Acquisition Sub, Inc., WebCapades, Inc., Scott Mitchell and Kristine E. Mitchell (1)
2.2	Plan of Merger by Registrant, WebCapades Acquisition Sub, Inc., and WebCapades, Inc. (1)
2.3
Agreement and Plan of Reorganization by and among Registrant and WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholders of WorldMall, Inc. dated as of March, 2001 (2)

2.4	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc. (3)
3(i).1	Articles of Incorporation, as amended(2)
3(i).2	Amended to Articles of Incorporation filed March 14, 2005 (4)
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc. (3)
3(ii).1	Amended and Restated By-Laws *
4.1	Form of common stock purchase warrants of Registrant for August 2004 offering (5)
4.2	Form of common stock purchase warrants of Registrant for December 2004 offering (5)
4.3	Form of Registration Rights Agreement by and among Registrant and certain of its stockholders for December 6, 2004 offering (5)
4.4	Registration Rights Agreement, dated as of March 20, 2006, by and among the Registrant and the schedule of Buyers attached thereto (6)
4.5	Form of Warrant by and among the Registrant and the schedule of Buyers attached to Securities Purchase Agreement (6)
10.1	Lease Agreement, dated November 24, 2003, between Duke Realty Limited Partnership and WebSourced, Inc (2)
10.2	Agreement, dated April 22, 2005, by and among the Registrant, PrimaryAds Merger Sub, Inc., PrimaryAds Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta (7)

Exhibit No.	Description of Exhibit
10.3	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Gregory J. Cox (8)
10.4	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and M. Lewis Finch III (8)
10.5	Employment Agreement by and between MarketSmart Advertising, Inc., RightStuff Inc. d/b/a Bright Idea Studio, CheckUp Marketing, Inc. and Steven Thanhauser (8)
10.6	Employment Agreement by and between Webcapades, Inc., PPI Acquisition Sub, Inc. and Paul Widisky (8)
10.7	Employment Agreement, dated April 22, 2005 by and between Kenneth M. Harlan and PrimaryAds, Inc. (9)
10.8	Agreement by and among the Registrant, RESO Merger Sub, Inc., Real Estate School Online Inc. and Perry Johannesburg, dated July 14, 2005 (10)
10.9	Employment Agreement by and among Real Estate School Online Inc. and Perry Johannesburg, dated July 15, 2005 (10)
10.10	Agreement by and among the Registrant, Vintacom Acquisition, ULC, Vintacom Holdings, Inc., and the stockholders of Vintacom Holdings, Inc., dated December 2, 2005 (11)
10.11	Employment Agreement by and between Vintacom Acquisition, ULC and Brad Hogg, dated December 2, 2005 (11)
10.12	Agreement by and among the Registrant, Morex Merger Sub, LLC, Morex Marketing Group, LLC, Lloyd Ecker, Robert Moore, Tina MacNicholl, and What If Holdings, LLC, dated January 20, 2006 (12)
10.13	Agreement by and among the Registrant, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of February 17, 2006 (13)
10.14	Amendment No. 1 to Agreement by and among the Registrant, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of March 17, 2006 (14)
10.15
Agreement and Plan of Merger and Reorganization by and among the Registrant, iLead Acquisition Sub, Inc., THK, LLC, iLead Media, Inc., Brady Whittingham, David Nelson and Robert Seolas dated as of April 27, 2006 (15)

10.16
First Amendment to Agreement, entered August 10, 2006, to be effective as of July 1, 2006, by and among the Registrant, PrimaryAds, Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta.(16)

10.17	Second Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and among the Registrant, Litmus Media, Inc., and John Linden and Tobias Teeter(16)
10.18	First Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and among the Registrant, THK, LLC, and Brady Whittingham, David Nelson, and Robert Seolas(16)
10.19	First Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and between the Registrant and James Banks(16)
10.20	Amended and Restated Loan Agreement by and between Wachovia Bank, National Association and the Registrant, dated February 27, 2008 (17)
10.21	Amended and Restated Security Agreement by and among Wachovia Bank, National Association, the Registrant and the Guarantors, dated February 27, 2008 (17)
10.22	Amended and Restated Revolving Credit Promissory Note, dated February 27, 2008, issued by the Registrant to the order of Wachovia Bank, National Association (17)
10.23	Amended and Restated Term Promissory Note, dated February 27, 2008, issued by the Registrant to the order of Wachovia Bank, National Association (17)
10.24	Amended and Restated Guaranty Agreement by and among Wachovia Bank, National Association and the Guarantors, dated February 27, 2008 (17)
10.25
Master Consent to Loan Documents and First Amendment to Loan Agreement and Amended and Restated Revolving Credit Promissory, dated as of June 25, 2008, by and among the Registrant each of the Guarantors signatory thereto, and Wachovia Bank, National Association (18)

Exhibit No.	Description of Exhibit
10.26	2005 Long-Term Incentive Plan (19)
10.27	Specimen Stock Option Agreement between the Registrant and Optionees (20)
10.28	Specimen Restricted Stock Agreement between the Registrant and Employees with Amendment Agreement No. 1, dated as of June 23, 2008, between the Registrant and John Linden (20)
10.29	Employment Agreement, dated November 3, 2008, by and between the Registrant and Richard K. Howe (21)
10.30	Second Amendment to Amended and Restated Loan Agreement and Amended and Restated Term Promissory Note dated March 18, 2009 by and between the Registrant and Wachovia, N.A. (22)
10.31	Employment Agreement, dated March 23, 2009, by and between the Registrant and Gail Babitt (23)
10.32	Second Amended and Restated Loan Agreement dated December 24, 2009 with Wachovia Bank, N.A. (25)
10.33	Second Amended and Restated Term Promissory Note in the principal amount of $4,142,806.14 to Wachovia Bank, N.A. dated December 24, 2009 (25)
10.34	Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5,300,000 to Wachovia Bank, N.A. dated December 24, 2009 (25)
10.35	Subscription Agreement (25)
10.36	Form of First Amendment to Second Amended and Restated Loan Agreement and First Amendment to Second Amended and Restated Revolving Credit Promissory Note *
16.1	Letter dated July 14, 2009 from Grant Thornton LP (24)
21.1	Subsidiaries of the Registrant (26)
23.1	Consent of Kirkland, Russ, Murphy & Tapp, P.A. *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *

*           filed herewith

(1)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004.
(2)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004.
(3)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.
(4)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.
(5)
Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004, SEC File No. 333-121761.

(6)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.
(7)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(8)	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 16, 2005.
(9)	Incorporated by reference and filed as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005.
(10)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2005.
(11)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.
(12)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.
(13)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006.
(14)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.
(15)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.
(16)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(17)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.
(18)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008.
(19)	Incorporated by reference and filed as an attachment to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on February 28, 2006.
(20)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.
(21)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008.
(22)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2009.
(23)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2009.
(24)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.
(25)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2009.
(26)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

	By:	/s/ Richard K. Howe
Chief Executive Officer
Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch Tuchman	Chairman of the Board of Directors	March 30, 2010
Mitch Tuchman

/s/ Richard K. Howe	Chief Executive Officer and director, principal executive officer	March 30, 2010
Richard K. Howe

/s/ Gail L. Babitt	Chief Financial Officer, principal financial and accounting officer	March 30, 2010
Gail L. Babitt

/s/ Charles Pope	Director	March 30, 2010
Charles Pope

/s/ Jack Balousek	Director	March 30, 2010
Jack Balousek

/s/ Charles Morgan	Director	March 30, 2010
Charles Morgan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the Company) as of December 31, 2009 and 2008 (as restated) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on the test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkland Russ Murphy & Tapp, PA

Clearwater, Florida

March 30, 2010

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
		(As Restated)
Assets
Current Assets
Cash	$4,843,128	$360,315
Restricted Cash	638,285	992,074
Accounts Receivable, net of allowance for doubtful accounts of $1,807,730 and $2,510,583, respectively	4,811,069	7,298,406
Unbilled Revenue	179,940	504,894
Prepaid Expenses and Other Current Assets	400,028	578,863
Current Assets of Discontinued Operations	2,137,783	1,787,736
Total Current Assets	13,010,233	11,522,288
Property and Equipment, net	4,881,168	5,468,990
Other Assets
Goodwill	3,351,405	3,893,405
Intangible Assets	3,805,707	5,737,398
Other Assets	1,657	89,099
Other Assets of Discontinued Operations	775,000	1,330,142
Total Other Assets	7,933,769	11,050,044
Total Assets	$25,825,170	$28,041,322

Liabilities and Stockholders’ Equity
Current Liabilities
Term Note Payable– Current Portion	$2,324,000	$1,648,970
Accounts Payable	4,598,383	5,345,412
Deferred Revenue	549,635	353,684
Accrued Expenses and Other Current Liabilities	1,757,208	1,587,062
Current Liabilities of Discontinued Operations	1,914,367	1,660,886
Total Current Liabilities	11,143,593	10,596,014

Long-Term Liabilities
Term and Credit Notes Payable – Long Term	5,786,806	8,266,113
Other Long Term Liabilities	456,340	579,066
Long Term Liabilities of Discontinued Operations	214,829	211,634
Long-Term Liabilities	6,457,975	9,056,813

Stockholders’ Equity
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	-	-
Common Stock, $.001 par value:
Authorized Shares 200,000,000, Issued Shares 89,959,283 and 71,125,024, respectively
Outstanding Shares — 84,442,327 and 65,608,068, respectively	89,959	71,125
Additional Paid in Capital	110,895,166	105,804,740
Accumulated Deficit	(100,665,417)	(95,274,303)
Accumulated Other Comprehensive Loss	-	(116,961)
Treasury Stock, at cost — 5,516,956 Shares	(2,096,106)	(2,096,106)
Total Stockholders’ Equity	8,223,602	8,388,495
Total Liabilities and Stockholders’ Equity	$25,825,170	$28,041,322

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
Net Revenue	$51,654,763	$64,737,758
Cost of Revenue
Affiliate Payments	22,796,733	28,937,088
Data Acquisition	8,674,746	7,932,607
Merchant Processing Fees	2,254,979	2,817,319
Product Costs	1,455,879	1,620,758
Cost of Revenue	35,182,337	41,307,772
Gross Profit	16,472,426	23,429,986
Operating Expenses
Search Costs	1,213,410	471,440
Compensation	11,067,685	13,978,432
Selling, General and Administrative	9,174,968	13,842,202
Total Operating Expenses	21,456,063	28,292,074
Operating Loss	(4,983,637)	(4,862,088)
Other Income(Expense)
Interest Income	4,667	14,140
Interest Expense	(839,449)	(750,452)
Impairment of Assets	(849,083)	(63,017,198)
Other (Expense) Income	(330,796)	584,389
Other Expenses, Net	(2,014,661)	(63,169,121)
Loss from Continuing Operations Before Taxes on Income	(6,998,298)	(68,031,209)
Income Tax Benefit	-	3,237,784
Net Loss from Continuing Operations	(6,998,298)	(64,793,425)
Income (loss) from Discontinued Operations net of Tax Expense of $0 and $212,429, respectively	1,607,184	(18,056,856)
Net Loss	$(5,391,114)	$(82,850,281)

Per Common Share Data:
Basic and Diluted:
Loss from Continuing Operations	$(0.10)	$(0.97)
Profit (loss) from Discontinued Operations	$0.02	$(0.27)
Net Loss	$(0.08)	$(1.24)

Weighted Average Shares (Basic and Diluted)	66,793,190	66,549,326

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2009 AND 2008

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Capital	Deficit	Income (loss)	Stock	Equity
Balances, December 31, 2007 (As previously reported)	67,646,350	$70,295	$106,524,393	$(11,245,536)	$1,139,715	$(843,881)	$95,644,986
Restatement of allowance for doubtful accounts (see Note 3)	-	-	-	(1,178,486)	-		(1,178,486)
Balances, December 31, 2007 (As Restated)	67,646,350	$70,295	$106,524,393	$(12,424,022)	$1,139,715	$(843,881)	$94,466,500
Adjustment for Contingent Shares	(500,000)	(500)	(999,500)				(1,000,000)
Options and Warrants Exercised, Net	100,000	100	12,900				13,000
Purchases of Treasury Stock	(212,700)					(160,375)	(160,375)
Stock Based Compensation	1,230,000	1,230	266,947				268,177
Settlement Agreement	(2,655,582)					(1,091,850)	(1,091,850)
Other Comprehensive Loss:
Net Loss				(82,850,281)			(82,850,281)
Unrealized Loss on Securities					(11,591)		(11,591)
Fair Value Adjustment for Derivatives					(101,943)		(101,943)
Foreign Currency Translation Adjustment					(1,143,142)		(1,143,142)
Comprehensive Loss							(84,106,957)

Balances, December 31, 2008 (As Restated)	65,608,068	$71,125	$105,804,740	$(95,274,303)	$(116,961)	$(2,096,106)	$8,388,495

Warrants Exercised, Net	2,260,931	2,261	608,190				610,451
Issuance of Common Stock for equity offering, net	16,740,000	16,740	4,047,242				4,063,982
Stock Based Compensation			434,827				434,827
Forfeited Restricted Stock Units	(166,672)	(167)	167
Other Comprehensive Loss:
Net Loss				(5,391,114)			(5,391,114)
Interest Rate Swap Termination					101,943		101,943
Other					15,018		15,018
Comprehensive Loss							(5,274,153)

Balances, December 31, 2009	84,442,327	$89,959	$110,895,166	$(100,665,417)	-	$(2,096,106)	$8,223,602

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Operating Activities
Net Loss	$(5,391,114)	$(82,850,281)
Adjustments to reconcile Net Loss to net cash provided by operating activities:
Depreciation and Amortization	5,704,004	8,210,433
Impairment of Assets	849,083	80,624,119
Provision for Doubtful Accounts	304,598	1,850,279
Deferred Taxes	-	(3,022,347)
Stock Based Compensation	434,827	268,177
Gain on Sale of Discontinued Operations	(168,813)	(557,984)
Stock Based Settlement	-	(1,091,850)
Other	15,018	136,385

Change in operating assets and liabilities:
Restricted Cash	253,789	676,228
Accounts Receivable	2,548,432	403,443
Prepaid Expenses and Other Current Assets	(35,450)	853,692
Other Assets	(18,439)	-
Accounts Payable	(587,317)	2,167,685
Deferred Revenue	180,076	(530,707)
Accrued Expenses and Other Current Liabilities	588,849	(1,081,366)
Net cash provided by operating activities	4,677,543	6,055,906

Investing Activities
Purchases of Equipment and Software	(1,376,790)	(2,230,173)
Purchase of Names Database	(2,099,897)	(3,257,911)
Proceeds from Sale of Discontinued Operation	749,985	-
Other	-	9,082
Net cash used in investing activities	(2,726,702)	(5,479,002)

Financing Activities
Proceeds from Term Note	2,700,000	-
Principal Payments Made on Term Note and Other Long Term Liabilities	(3,273,234)	(1,454,295)
Advances from Credit Note	39,284,056	40,101,228
Payments on Credit Note	(40,853,283)	(41,288,000)
Proceeds from Issuance of Common Stock, net of costs	4,674,433	13,000
Treasury Shares Repurchased	-	(160,375)
Net cash provided by (used in) financing activities	2,531,972	(2,788,442)
Effect of exchange rate Changes on Cash	-	(6,393)
Net Increase (Decrease) in Cash	4,482,813	(2,217,931)
Cash, Beginning of Year	360,315	2,578,246
Cash, End of Year	$4,843,128	$360,315

Supplemental Information
Interest Paid	$743,789	$780,292
Income Taxes Paid (Refunded), Net	$20,904	$(288,018)

Non-Cash Investing Activities
Equipment Under Capital Leases	$133,808	$682,729

See accompanying Report of Independent Registered Public Accounting Firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008 (As Restated)

Note 1 – Organization and Business

Company Overview

Inuvo, Inc., a Nevada corporation formerly known as Kowabunga! Inc. (the “Company”) is an internet marketing services business headquartered in Clearwater, Florida.  Through their wholly-owned subsidiaries it provides world class marketing and technology solutions to businesses and individuals.  The Company is organized into two reporting segments:

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

The Company was incorporated in the State of Nevada in October 1987. As of March 23, 2010, the Company employed, through its operating subsidiaries, 115 people full time. The Company’s principal executive offices are located at 15550 Lightwave Drive, 3rd floor, Clearwater, Florida 33760. The Company’s telephone number is (727) 324-0046. The address of its website is www.inuvo.com.

Discontinued Operations

During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising, Inc. (“MSA”) operations and ceased operations of its Web Diversity Ltd. (“Web Diversity”) subsidiary which in total comprised its Advertising Segment. The Company also made a decision to divest its Cherish, Inc. (“Cherish”) and Vintacom Florida Inc (“Vintacom”) operations.  On February 17, 2009, the Company concluded the sale of Cherish.  In the fourth quarter of 2009, the Company ceased operations of Vintacom.

Internal Offers - Discontinued

The Company provided subscription website memberships for a variety of offers including online dating portals.  Through Cherish and Vintacom the Company offered a wide variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. Some of Cherish’s websites also display adult content, and encourage the exploration of alternative lifestyles, in addition to providing dating and relationship services. Revenues from internal offers were generated from monthly membership fees which allowed users to obtain complete access to website portals associated with the offers.

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

Note 1 – Organization and Business (Continued)

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

b)           Cash and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash deposits exceeded FDIC-insured limits at various financial institutions on December 31, 2009 and 2008 by approximately $4.2 million and $0.6 million, respectively, as reported before adjustment for outstanding checks. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

The Company has restricted cash on deposit with its merchant processors. The majority of these funds are in non-interest bearing accounts. As of December 31, 2009 and 2008, the Company had approximately $0.6 million and $1.0 million, respectively, of restricted cash.

c)           Reclassification

For comparability, the 2008 consolidated financial statements reflect reclassifications where appropriate to conform to the consolidated financial statement presentation used in 2009. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations.  Such reclassifications had no effect on total stockholders’ equity or net loss.

d)           Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification(“ASC”) ASC 605-10 Revenue Recognition-General (“ASC 605-10”).   Under ASC 605-10, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Exchange Segment

Affiliate Network - consistent with the provisions of ASC 605-45 Revenue Recognition-Principal Agent Considerations (“ASC 605-45”), the Company recognizes revenue as an agent in affiliate marketing transactions in which the Company is not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of the Company’s advertising customer. In certain instances, the Company assumes the position of primary obligor and thus recognizes revenue on a gross basis. Revenue is recognized when the related services are performed.

Search Network - In accordance with ASC 605-45, the Company records as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Revenue from company owned networks are based on “per click” basis and is recognized once the action is taken.

Affiliate Software - The Company recognizes revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in our accounts receivable.

Hosting Arrangements - The Company recognizes revenue through a monthly hosting fee and additional usage fees as provided.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Product Sales - For product sales, the Company recognizes revenue when payment is received and the goods are shipped.

List Management Services - Substantially all of the Company’s revenue from list management services is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our consolidated financial statements, because of various pass-through expenses. In compliance with ASC 605-45, the Company assesses whether the Company or a third-party supplier is the primary obligor. The Company has evaluated the terms of its customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, the Company generally records revenue net of pass-through charges.

Subscription Income – The Company recognizes revenue on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.  Funds that are collected in advance from customers are recorded as deferred revenue.

Discontinued Operations

Advertising Services – The Company recognizes revenue in the period in which services are performed.

Pay Per Click Management Fees – The Company recognizes revenue on pay per click management services in the month the services are performed.

 e)            Accounts Receivable

Accounts receivable are recorded at the net realizable value and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In determining past due or delinquent status of a customer, the aged trial balance is continually reviewed by collections and generally any accounts older than 120 days are considered delinquent.

f)             Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs from continuing operations as included in Selling General and Administrative Operating Expenses for the years ended December 31, 2009 and 2008 were approximately $1.1 million and $0.9 million, respectively. In addition, the Company expenses search costs as incurred, which is captured separately in operating expenses.

g)            Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of operations within selling, general and administrative expenses.

Property and equipment are depreciated on a straight-line basis over 3 years for equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the remaining term of the lease. Depreciation and amortization expense was approximately $2.0 million for the years ended December 31, 2009 and 2008.

Note 2 – Summary of Significant Accounting Policies (Continued)

h)            Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and internally developed software and amortizes these costs using the straight-line method over the estimated useful life of the software. The Company utilizes all developed software for internal use. The Company does not sell developed software. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

i)             Goodwill and other intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill (See Note 6).

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Tradenames are not amortized as they are believed to have an indefinite life. Tradenames are reviewed annually for impairment under ASC 350.

j)              Income taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examines evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity.

Effective January 1, 2007, the Company adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

k)             Impairment of long-lived assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  No impairment existed as of December 31, 2009 or 2008.

Note 2 – Summary of Significant Accounting Policies (Continued)

l)              Share-based compensation

The Company recognizes share based compensation at fair value pursuant to ASC 718, Compensation- Stock Compensation (“ASC 718) using the modified prospective transition method. The fair value of restricted stock units is determined using market value of the common stock on the date of the grant. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model and recognizes the fair value as compensation expense in earnings over the requisite service period. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is currently estimated at a weighted average of 25 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

m)           Treasury Stock

The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock acquired in the market.

n)            Net loss per share

During the periods presented, the Company had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  Because the Company reported a net loss for all periods presented, shares associated with stock options, warrants and restricted stock are not included because they are anti-dilutive.  Basic and diluted net loss per share are the same for the periods presented.  Per share data is based on the weighted average number of shares outstanding.

o)            Comprehensive income

ASC 220, Comprehensive Income, requires disclosure of total comprehensive income. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

p)            Operating segments

ASC 280, Segment Reporting, requires disclosures of certain information about operating segments, products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in two segments, as defined in this statement (See Note 19).

q)            Concentration of credit risk

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

r)             Risks and concentrations

When assessing credit risk, the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. The following disclosures were calculated based on the entire Company results (both continuing and discontinued operations).  At December 31, 2009 and 2008, the Company had an individual customer with an accounts receivable balance greater than 10% of the total net accounts receivable. This customer owed approximately $2.5 million or 37.0% and $5.0 million or 55.4%, of the Company net accounts receivable balance at December 31, 2009 and 2008, respectively. At December 31, 2009, the accounts receivable balances for the Company’s five largest customers totaled approximately $3.5 million or 51.9% of the total net accounts

Note 2 – Summary of Significant Accounting Policies (Continued)

receivable balance. At December 31, 2008, the accounts receivable balances for the Company’s five largest customers totaled approximately $6.1 million or 67.6% of the total net accounts receivable balance. The Company’s largest customer for the year ended December 31, 2009 had net revenue of approximately $26.3 million or 40.8% of total net revenue for the Company. The Company’s five largest customers for the year ended December 31, 2009 had net revenue of approximately $38.7 million or 60.0% of total net revenue for the Company. The Company’s largest customer for the year ended December 31, 2008 had net revenue of approximately $24.7 million or 30.7% of total net revenue for the Company. The Company’s five largest customers for the year ended December 31, 2008 had net revenue of approximately $42.6 million or 53.2% of total net revenue for the Company.

s)             Fair value of financial instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for our financial assets and liabilities. Management uses the fair value hierarchy of ASC 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of accounts receivable, accrued expenses and long-term debt approximate fair value.

ASC 820 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

As of December 31, 2009, the Company has no financial assets or liabilities that were measured at fair value on a recurring basis.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at December 31, 2008 with:
(in thousands)	Quoted prices in active markets for identical	Significant other observable inputs	Significant unobservable
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Interest rate swap	$-	$102,000	$-

The Company adopted ASC 825, Financial Instruments (“ASC 825”) on January 1, 2008. ASC 825 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. Upon adoption of ASC 825, the Company made no elections to record assets and liabilities at fair market value.

Note 2 – Summary of Significant Accounting Policies (Continued)

t)             Derivative financial instruments

The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our interest rate swap agreement qualifies as a cash flow hedge. Therefore, the effective portion of the fair value change is recorded through other comprehensive income, a component of stockholders’equity while any ineffectiveness is recorded in the statement of operations.  In March 2009, the Company cancelled its only derivative and incurred a related expense of $94,000 included in Interest Expense on the 2009 consolidated statements of operations, which was previously reflected in other accumulated comprehensive loss.  At December 31, 2009 and 2008, the value of the interest rate swap on the consolidated balance sheets was $0 and approximately $102,000, respectively.

u)            Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, useful lives of property and equipment, goodwill and purchased intangible asset valuations and lives, derivatives, deferred income tax asset valuation allowances, stock compensation, and valuation of stock option and warrants. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

v)            Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and (ii) the range of loss can be reasonably estimated (See Note 17).

w)            Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing fair value measurements and disclosure guidance. The amendment requires new disclosures regarding the transfers in and out of level 1 and 2 fair value measurements and activity in level 3 fair value measurements. The amendment also clarifies existing disclosures regarding the level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance is effective for interim and annual reporting periods commencing after December 15, 2009, with a portion effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued new accounting guidance for determining whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued new accounting guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This guidance is

Note 2 – Summary of Significant Accounting Policies (Continued)

effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which was primarily codified into Topic 855 “Subsequent Events” in the ASC. This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events. On February 24th 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements—either in originally issued financial statements or reissued financial statements (See Note 20).

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Prior Period Adjustment

On March 22, 2010, the Audit Committee of the Board of Directors of Inuvo, Inc. determined that the consolidated balance sheet at December 31, 2007 and the consolidated statement of operations and consolidated statement of stockholders’ equity for the year ended December 31, 2007 could no longer be relied upon.  The consolidated balance sheet at December 31, 2007 and the consolidated statement of operations and the consolidated statement of stockholders’ equity for the year ended December 31, 2007 as filed with the Annual Report on Form 10-K for the year ended December 31, 2008, as amended, contained an error related to allowance for doubtful accounts and bad debt expense during the year then ended.  The Company has determined that the allowance for doubtful accounts was underestimated by approximately $1.2 million at December 31, 2007. As a result of this error in 2007 which impacts the beginning balances on certain of the 2008 consolidated financial statements, on March 22, 2010 the Audit Committee of the Board of Directors also determined that the consolidated balance sheet at December 31, 2008 and the consolidated statement of stockholders’ equity and comprehensive loss which also appeared in the Annual Report on Form 10-K for the year ended December 31, 2008, as amended, could no longer be relied upon.  Accordingly, the consolidated balance sheet at December 31, 2008 and the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2008 have been restated to correct the 2007 accounting error related to the allowance for doubtful accounts.

The effect of correcting this accounting error on the consolidated balance sheet at December 31, 2007 and the consolidated statement of operations for the year ended December 31, 2007 (as filed with the Annual Report on Form 10-K for the year ended December 31, 2008, as amended) are shown in the table below.  The effect on the consolidated statement of stockholders’ equity for the year ended December 31, 2007 is reflected in the changes to the balance sheet at December 31, 2007.  This error had no net effect on the consolidated statement of cash flows for the year ended December 31, 2007.

	December 31, 2007
	As filed	Adjustment to Restate	As Restated
Consolidated Balance Sheet Data
Assets
Accounts receivable	$8,302,782	$(1,178,486)	$7,124,296
Total current assets	$19,740,303	$(1,178,486)	$18,561,817
Total assets	$121,125,513	$(1,178,486)	$119,947,027

Stockholders’ equity
Accumulated deficit	$(11,245,536)	$(1,178,486)	$(12,424,022)
Total stockholders’ equity	$95,644,986	$(1,178,486)	$94,466,500
Total liabilities and stockholders’ equity	$121,125,513	$(1,178,486)	$119,947,027

Consolidated Statement of Operations Data
Operating expenses
Selling, general and administrative	$(18,626,506)	$(1,178,486)	$(19,804,992)
Net loss from continuing operations before income taxes	$(4,526,882)	$(1,178,486)	$(5,705,368)
Net loss from continuing operations	$(3,123,549)	$(1,178,486)	$(4,302,035)
Net Loss	$(1,107,825)	$(1,178,486)	$(2,286,311)
Per Common Share Data
Basic and Diluted
Net Loss From Continuing Operations	$(0.05)	$(0.01)	$(0.06)
Net Loss	$(0.02)	$(0.01)	$(0.03)

The effect of correcting this 2007 accounting error on the consolidated balance sheet at December 31, 2008 is shown in the table below. The effect on the consolidated statement of stockholders’ equity for the year ended December 31, 2008 is reflected in the changes to the consolidated balance sheet at December 31, 2008.  This 2007 accounting error had no effect on the consolidated statements of operations or the consolidated statement of cash flows for the year ended December 31, 2008.

Consolidated Balance Sheet Data	December 31, 2008
	As filed	Adjustment to Restate	As Restated
Assets
Accounts receivable, net of allowance	$8,476,892	$(1,178,486)	$7,298,406
Total current assets	$12,700,774	$(1,178,486)	$11,522,288
Total assets	$29,219,808	$(1,178,486)	$28,041,322

Stockholders’ equity
Accumulated deficit	$(94,095,817)	$(1,178,486)	$(95,274,303)
Total stockholders’ equity	$9,566,981	$(1,178,486)	$8,388,495
Total liabilities and stockholders’ equity	$29,219,808	$(1,178,486)	$28,041,322

The effect of the 2007 accounting error had no impact on the reported quarterly earnings or earnings per share of the Company during the years ended December 31, 2008 and 2009.

Note 4 – Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows during the years ended December 31, 2009 and 2008:

	2009	2008
Balance at the beginning of year	$2,510,583	$1,562,031
Provision for bad debts	304,598	1,850,279
Charge-offs	(1,007,451)	(905,797)
Recoveries	-	4,070
Balance at the end of year	$1,807,730	$2,510,583

Note 5– Property and Equipment

The net carrying value of property and equipment at December 31, 2009 and 2008 was as follows:

	December 31, 2009	December 31, 2008
Furniture and Fixtures	$639,107	$659,206
Equipment	3,161,665	3,000,609
Software	4,862,195	3,093,722
Leasehold Improvements	321,873	293,864
Assets Not Yet in Service	25,912	497,344
Subtotal	9,010,752	7,544,745
Less: Accumulated Depreciation and Amortization	4,973,777	3,034,132
Net Property and Equipment from Continuing Operations	$4,036,975	$4,510,613
Net Property and Equipment from Discontinued Operations	844,193	958,377
Total	$4,881,168	$5,468,990

Note 6 – Intangible Assets and Goodwill

Since 2004, the Company has entered into fourteen purchase agreements in which it allocated a total of $103.4 million of the purchase price to intangible assets, including goodwill.

As a result of the Company’s plan to divest certain assets and due to declines in the Company’s stock price and market capitalization, the Company tested all of its reporting units as of June 30, 2008 for impairment. When completing step 1 of the impairment tests the Company determined that the carrying values of some of the Company’s reporting units had indicators of impairment.

The Company proceeded to complete step 2 of the analysis and recorded impairment charges during the second and third quarters of 2008. Due to continued declines in the Company’s market capitalization and deterioration in the overall markets that the Company operates in the Company again tested its goodwill for impairment as of December 31, 2008. During the process the Company determined that all of its reporting units were impaired and the Company recorded additional impairment charges in the fourth quarter of 2008. Overall in 2008, the Company recognized impairment charges of approximately $63.0 million and $17.6 million to the Company’s continuing operations and discontinued operations, respectively.

During 2009, the Company tested all reporting units for impairment.  When completing step 1 of the impairment tests, the Company determined that there were no indicators of impairment.  Subsequent to December 31, 2009, the Company was notified by its merchant processors that the merchant processors would be unable to continue to process transactions from the negative option marketing business, which was included in the Direct Segment.   As a result of this change to the business, the Company deemed all intangible assets and goodwill associated with the iLead Media, Inc. acquisition as of December 31, 2009 to be impaired.  The Company has included approximately $0.8 million in impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2009 associated with this impairment.

Note 6 – Intangible Assets and Goodwill (continued)

The following is a schedule of the Company’s intangible assets from its continuing operations as of December 31, 2009:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
Names Database (1)	1-2 Years	$11,803,351	$(10,143,103)	$1,660,248
Website Development	5 Years	4,210,000	(3,268,727)	941,273
Customer Lists	5 Years	3,895,000	(3,572,814)	322,186
Vendor Relations	3 Years	2,682,000	(2,682,000)	—
Software	5 Years	1,195,000	(1,195,000)	—
Reference Materials	4 Years	571,000	(571,000)	—
Tradenames	Indefinite	882,000	—	882,000
Total Intangible Assets		$25,238,351	$(21,432,644)	$3,805,707
Goodwill		$3,893,405	$(542,000)	$3,351,405

The following is a schedule of the Company’s intangible assets from its continuing operations as of December 31, 2008:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
Employment Agreements	3-5 Years	$1,594,011	$(1,594,011)	$—
Names Database (1)	1-2 Years	9,703,454	(8,299,598)	1,403,856
Website Development	5 Years	4,210,000	(2,426,727)	1,783,273
Customer Lists	5 Years	3,895,000	(2,872,814)	1,022,186
Vendor Relations	3 Years	2,682,000	(2,682,000)	—
Software	5 Years	1,195,000	(557,917)	637,083
Reference Materials	4 Years	571,000	(562,000)	9,000
Tradenames	Indefinite	1,522,000	(640,000)	882,000
Total Intangible Assets		$25,372,465	$(19,635,067)	$5,737,398
Goodwill		$61,779,401	$(57,885,996)	$3,893,405
th

(1)	Amortization of Names Database included in cost of revenue for the years ended December 31, 2009 and 2008 was approximately $1.8 million and $3.2 million, respectively.

The Company’s amortization expense over the next five years is as follows:

2010	$2,382,688
2011	541,019
2012	—
2013	—
2014	—
Total	$2,923,707

Note 7 - Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2009 and 2008:

Lender	Due Date	Interest Rate	2009	2008
Wachovia Bank – Term Note	March 2011	LIBOR + 7%	$3,465,806	$3,700,855
Wachovia Bank – Credit Note	March 2011	LIBOR + 7%	4,645,000	6,214,228
Totals			8,110,806	9,915,083
Less: Term Note Payable-current portion			2,324,000	1,648,970
Term and Credit Notes Payable-Long Term			$5,786,806	$8,266,113

Principal Payments Due

Principal payments due are as follows:

2010	$2,324,000
2011	5,786,806
TOTAL	$8,110,806

Wachovia Credit and Term Notes Payable

On December 24, 2009, the Company entered into the Second Amended and Restated Loan Agreements with Wachovia Bank, N.A.(“Wachovia”) pursuant to which the Company restructured its obligations with Wachovia to reallocate the amounts owed to the bank between the term note and the credit note and to extend the due date of the remaining portion of the obligations. Under the terms of the Second Amended and Restated Loan Agreements ("Amended Loan Agreement"), which have superseded all prior loan agreements with Wachovia, the Company issued Wachovia the Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5.3 million (the “Credit Note”) and the Second Amended and Restated Term Promissory Note in the principal amount of approximately $4.1 million (the “Term Note”).  Both the Credit Note and Term Note bear interest at the rate of LIBOR plus 7%, with a floor of 7%, (7.23% at December 31, 2009) and are due on March 31, 2011.  Prior to the restructure, the Company owed Wachovia approximately $6.4 million under the previous credit note, with a maximum borrowing of $8,000,000. As described below, the maximum borrowing was reduced by $2.7 million and reallocated to the balance of the Term Note. The Company is permitted to have aggregate principal advances outstanding under this Credit Note of the greater of (i) $5.3 million or (ii) 80% of eligible accounts receivable less reserves plus an “over-advance” of $2.1 million through May 31, 2010 which, over time, is reduced to $1.0 million at January 1, 2011, which remains at that level through maturity of the Credit Note.  Prior to the restructure, the Company owed Wachovia approximately $1.4 million under the previous term note. As part of the restructure, this amount was increased by $2.7 million.  The Company’s obligations under the loan agreement and the notes continue to be secured by a first priority lien, in favor of Wachovia, on all of the Company assets, including the stock of each of the operating subsidiaries, and are subject to certain financial covenants.

Note 7 - Notes Payable (continued)

The Company agreed to reduce the amounts owed Wachovia by approximately $0.1 million at closing, $0.4 million on or before December 31, 2009 and $0.5 million split between March 31, 2010 and July 31, 2010. In addition, 25% of all net proceeds from equity sales made by the Company after July 31, 2010 and 100% of the net proceeds from the sale of any collateral or subsidiary will be used to further reduce our obligations to Wachovia. Under the terms of the loan agreement, the Company used funds from the exercise of warrants as previously disclosed and from the sale of our stock for these reductions, The amounts due under the notes can be accelerated if an event of default occurs as described in the notes, and our outstanding letter of credit of approximately $0.5 million must be terminated or replaced by the maturity date of the notes.  The availability under the Credit Note will be reduced by the outstanding balance of any letters of credit.

Per the amended loan agreement with Wachovia, the Company is required to calculate its borrowing base monthly based on eligible accounts receivable. The Company’s outstanding balance as of December 31, 2009 was approximately $4.6 million. In addition, the Company has approximately $0.5 million under a letter of credit with our landlord. The Credit Note Availability is calculated as principal less the outstanding balance less the outstanding letters of credit. As of December 31, 2009, the Company’s availability under its Credit Note was approximately $0.2 million. As of December 31, 2009, the Company’s outstanding balance on the term loan was approximately $3.5 million.

Repayment Terms; Interest Rates. Interest on the unpaid principal balance of the credit note and term note accrues at LIBOR Market Index Rate plus 7% provided further that the interest rate shall in no event be less than 7%. The credit note matures on March 31, 2011. Amounts due under the Term Note are payable in monthly payments of approximately $152,000 with any remaining principal due on March 31, 2011, the Term Note’s maturity. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale of MarketSmart Advertising, Inc.

Covenants. As detailed further in the Loan Amendment, so long as there remain any amounts outstanding under the credit note, the Company is required to maintain: (1) a “Total Debt to EBITDA Ratio” (i) as of December 31, 2009 of not more than 4.25 to 1.00; (ii) as of March 31, 2010 of not more than 3.25 to 1.00; (iii) as of June 30, 2010 of not more than 2.50 to 1.00; (iv) as of September 30, 2010 of not more than 2.00 to 1.00; and (v) as of December 31, 2010 of not more than 1.50 to 1.00. This covenant shall be calculated at year end and quarterly, on a rolling four quarter basis; (2) a “Fixed Charge Coverage Ratio” (i) as of December 31, 2009 of not less than 0.50 to 1.00; (ii) as of March 31, 2010 of not less than 0.50 to 1.00; (iii) as of June 30, 2010 of not less than 0.75 to 1.00; (iv) as of September 30, 2010 of not less than 1.50 to 1.00; and (v) as of December 31, 2010 of not less than 2.50 to 1.00. This covenant shall be calculated at year end and quarterly, on a rolling four quarter basis.  In addition, the Company may not: (a) make capital expenditures (excludes acquired names and capitalized software) during any year exceeding $500,000; (b) incur any additional indebtedness unless approved by Wachovia; and (c) declare or pay dividends unless approved by Wachovia.  Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.  The Company was in compliance at December 31, 2009.

On March 29, 2010, the Company amended the Amended Loan Agreement (See Note 20).

Note 8 - Derivatives and Hedging Transactions

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

On March 18, 2009, the Company terminated the interest rate swap early as part of the Loan Amendment between the Company and Wachovia and incurred a related expense of approximately $94,000 included in interest expense on the 2009 consolidated statement of operations which was previously reflected in other accumulated comprehensive loss.

Prior to the termination, the Company had entered into an interest swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 2008, the Company had outstanding an interest rate swap agreement with Wachovia, having a total notional amount of $5,000,000. This agreement effectively changes the Company’s interest rate exposure on its original $5,000,000 floating rate note that was due February 15, 2011 to a fixed interest rate of 5.9%. The interest rate swap agreement originally matured at the time the related note matured. The Company is exposed to credit loss in the event of nonperformance by Wachovia in the interest rate swap agreement; however, the Company does not anticipate nonperformance and the related note is held by Wachovia. The Company has designated its interest rate swap as a cash flow hedge for accounting purposes. As a result, changes in the fair value of the swap are recorded as a component of other comprehensive income. At December 31, 2008, a loss of approximately $102,000 was recorded in other comprehensive income (loss) and is included in other long-term liabilities.

Note 8 - Derivatives and Hedging Transactions (continued)

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

Note 9 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Accrued Expenses	$978,333	$713,957
Accrued Affiliate Payments	202,153	185,508
Accrued Judgment	310,450	-
Accrued Payroll Liabilities	89,335	379,482
Capital Lease – Current Portion	176,937	308,115
Total	$1,757,208	$1,587,062

Note 10 – Other Long-Term Liabilities

The other long-term liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008

Capital Lease – Net of Current Portion	$190,867	$262,248
Deferred Rent	265,473	214,875
Derivative Liability	-	101,943
Total	$456,340	$579,066

Note 11 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2009	2008
Current Tax Provision	$-	$-
Deferred Tax(Benefit) Provision	-	(1,980,051)
Total Tax (Benefit) Provision	$-	$(1,980,051)

Note 11 – Income Taxes (continued)

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2009	2008
Expected statutory rate	(34)%	(34)%
State Income tax rate, net of federal benefit	(4)%	(4)%
Permanent Differences	99%	-
Impairment Differences	-	16%
Valuation Allowance	(68)%	18%
Other	7%	-
	-	(4)%

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates, recent organizational changes, its forecasts and projections, as well as the recent changes in its financing agreement with Wachovia. As a result, the Company was unable to support a conclusion that it is more likely than not that any of its deferred tax assets will be realized. The Company therefore has recorded a full valuation for the net deferred tax assets as of December 31, 2009 and 2008. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard, the valuation allowance will be reduced accordingly. The 2009 net change in valuation allowance related to deferred tax assets was an increase of approximately $9.6 million primarily relating to operating carryforwards.

Note 11 – Income Taxes (continued)

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2009 and 2008:

	2009	2008
Deferred Tax Assets
Net Operating Loss Carry Forwards	$12,184,000	$2,578,098
Intangible Assets	10,531,000	8,787,180
Deferred Rent	122,000	162,591
Allowance for Doubtful Accounts	676,000	943,979
Stock Based Expenses	347,000	283,183
Other	17,000	17,188
Subtotal	23,877,000	12,772,219
Less Valuation Allowance	19,911,000	10,283,883
Total	3,966,000	2,488,336
Less: Current portion	—	—
Non-Current portion	$3,966,000	$2,488,336
Deferred Tax Liabilities
Depreciation	$553,000	$707,350
Intangibles	3,413,000	1,780,986
Total	3,966,000	2,488,336
Less: Current portion	—	—
Non-Current portion	$3,966,000	$2,488,336
Total Deferred Tax Assets (Liabilities)	$—	$—

The net operating losses amounted to approximately $37.1 million and expire beginning 2022 through 2029.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. The Company has approximately $2.8 million of carry forward deductions from 2006 relating to stock options exercised as of December 31, 2009.

The adoption of provisions, required by ASC 740, did not result in any adjustments.

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2009 and 2008.

Note 12 - Stock-Based Compensation Plan

The stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, the Company grants options and restricted stock units ("RSUs") from the 2005 Long-Term Incentive Plan ("2005 LTIP"). Option and restricted stock unit vesting periods are generally zero to three years.

As of December 31, 2009, the Company had reserved 10.0 million shares of common stock for issuance under our 2005 LTIP. Under the 2005 LTIP, the Company has i) 8,883,621 options outstanding, ii) 400,000 shares issued to a former executive as severance and iii) 663,333 RSUs provided to employees, officers or directors. There were 243,332 of the RSUs vested at December 31, 2009. As of December 31, 2009, we had approximately 53,000 shares available for grant under our 2005 LTIP.

The Company recorded stock-based compensation expense for all equity incentive plans of approximately $435,000 and $268,000 for the years ended December 31, 2009 and 2008, respectively.

During 2008, the Company recalculated its projected forfeiture rate as it applies to stock-based compensation based on an analysis of historical data and recent trends. The forfeiture rate was changed from 9.25% to 25.0% of all non-vested stock options. The impact of this change in estimate was to reduce operating expenses and decrease in net loss for 2008 by approximately $70,000 which did not change both basic and diluted earnings per share. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. For 2009, the Company continued to use a 25.0% forfeiture rate.

During 2008, the Company realized a benefit from actual forfeiture experience that was higher than previously estimated for unvested stock options and restricted common stock, resulting primarily from executive departures from the Company. The impact of these events was a reduction in operating expenses and decrease in net loss of approximately $474,000 for 2008.

At December 31, 2009, the aggregate intrinsic value of all outstanding options was $0.6 million with a weighted average remaining contractual term of 4.15 years, of which 4,277,064 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0.1 million, a weighted average exercise price of $0.85 and a weighted average remaining contractual term of 3.76 years. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was approximately $0 and $34,000, respectively. The total compensation cost at December 31, 2009 related to non-vested awards not yet recognized was $0.8 million with an average expense recognition period of 2.39 years. The total fair value of options vested during 2009 and 2008 was approximately $0.4 million and $0.3 million, respectively.

The following table summarizes information about stock option activity during the years ended December 31, 2009 and 2008:

	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Year	7,355,010	$0.94	3,891,020	$1.95
Granted	4,706,000	$0.26	5,942,455	$0.51
Forfeited or Expired	(2,181,380)	$1.16	(2,378,465)	$1.55
Exercised	-	$-	(100,000)	$0.13
Outstanding, End of Year	9,879,630	$0.57	7,355,010	$0.94
Exercisable, End of Year	4,277,064	$0.85	1,792,387	$1.92

The weighted average grant date fair value of options granted during 2009 and 2008 were $0.19 and $0.16, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2009 and 2008 was approximately $0 and $13,000, respectively.

Note 12 - Stock-Based Compensation Plan (continued)

The following table summarizes information about stock options outstanding as of December 31, 2009, which includes 8,883,621 2005 LTIP options and 996,009 non-2005 LTIP options:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.13-$0.15	417,891	3.43	$0.13
$0.16-$0.30	6,748,623	4.41	$0.26
$0.31-$0.99	1,773,147	3.41	$0.69
$1.00-$2.50	604,296	4.92	$2.13
$2.51-$5.30	335,673	2.47	$4.02
Total	9,879,630	4.15	$0.57

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2009	2008
Expected Life(in years)	4.70	3.50
Volatility	1.34	0.88
Risk Free Interest Rate	1.92%	2.23%
Dividend Yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.

Note 13 – Stockholder’s Equity

Significant Equity Transactions

On December 16, 2009, the Company entered into subscription agreements for the sale of an aggregate of 16,740,000 shares of common stock at a purchase price of $0.25 per share resulting in gross proceeds of approximately $4.2 million. This offering was an "at the market" offering conducted as a takedown from the Company’s shelf registration statement which was declared effective by the Securities and Exchange Commission in January 2007. Under the terms of the subscription agreements, the closing of the offering was subject to the restructure of the Wachovia obligations and the proceeds from the subscriptions were deposited in escrow pending satisfaction of the closing condition. On December 28, 2009, following the restructure of the Wachovia obligations as described earlier in this report, the offering was closed. Included purchasers in this offering along with several institutional investors were members of the Company’s Board of Directors, their affiliates, and our executive officers who purchased an aggregate of approximately $1.7 million in the offering upon the same terms and conditions as the other investors. The Company did not engage the services of an underwriter or placement agent in this offering, but paid a finder’s fee of $48,000 to a broker dealer and member of FINRA. Additional fees incurred with the sale of common stock included $45,000 in listing fees and approximately $45,000 in legal fees.

Treasury Stock

The Company has 5,516,956 shares of stock in its treasury at a combined total value of approximately $2.1 million. The cost method was used in recording the purchase of the treasury stock.

Warrants Outstanding

As of December 31, 2009, the Company had outstanding warrants for the potential issuance of 6,484,521 shares of common stock. Exercise price ranges from $0.30 to $3.50 as of December 31, 2009. These warrants were primarily issued in connection with private placements and debt issuances and reflect the balances after the 2,260,931 shares were exercised in September 2009 (see below) for approximately $0.6 million or $0.27 per share. In August 2009, the Company issued 400,000 warrants to an Investor Relations firm as partial compensation for services. The 400,000 warrants are divided into four tranches of 100,000 warrants per tranche with exercises prices of $0.30, $0.50, $1.00 and $1.50. The warrants exercise over a 24 month period on a pro-rata basis and have a term of five years. All of these warrants are exercisable for five years.

Note 13 – Stockholder’s Equity (continued)

As a result of the granting of the investor relations warrants, the Company triggered the anti-dilution protection for warrants issued to investors in 2006 as part of their purchase and conversion of Series A Preferred Stock (“Investor Warrants”). As a result of the floor on each warrant the following represents the warrants that were outstanding, the stated exercise price and the adjusted exercise price. The Company issued 5,200,000 warrants with an exercise price of $2.50 per share, which was reduced to the floor of $2.00 per share. The Company issued 2,000,007 warrants with an exercise price of $3.05 per share, which was reduced to the floor of $2.50 per share. The Company issued 1,000,006 warrants with an exercise price of $4.00 per share, which was reduced to the floor of $3.50 per share.  Additionally, during the third quarter of 2009 the Company temporarily, from September 21, 2009 to September 29, 2009 (“Reduction Period”), re-priced the Investor Warrants. The Company provided a modification to the warrant agreements that i) reduced the exercise price from all the warrants ranging from $2.00 - $3.50 per share to $0.27 per share, the market price during the Reduction Period and ii) removed the cashless exercise feature. During the Reduction Period, 2,260,931 warrants were exercised.

The following table summarizes information about stock warrants outstanding as of December 31, 2009:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.30-1.50	444,939	4.17	$0.84
$1.51-2.50	3,764,900	1.26	2.00
$2.51-3.50	2,274,682	1.83	2.72
Total	6,484,521	1.66	$2.17
Exercisable	6,167,854	1.51	$2.61

Note 14 – Discontinued Operations

During 2008, the Company made a decision to cease operations at its Web Diversity Ltd subsidiary in the United Kingdom and divest its MarketSmart Advertising operations which comprised its Advertising Segment. The Company also decided to divest its Online Dating operation which was a portion of its Direct Segment. As a result, the related assets are classified as held for sale and their respective carrying values have been adjusted down to their estimated fair value less selling costs. The write down to fair value resulted in a charge to loss from discontinued operations of approximately $17.8 million, net of tax expense for year ended December 31, 2008. Additionally, the results of operations of these reporting units have been reported as a profit or loss from discontinued operations in the consolidated statements of operations.

The table below summarizes financial results for the assets classified as held for sale for the years ended December 31, 2009 and 2008:

	2009	2008
Net sales	$12,865,855	$15,490,491
Profit (Loss) from discontinued operations before income taxes	$1,607,184	$(17,844,427)
Income Tax Expense	-	(212,429)
Profit (Loss) from discontinued operations	$1,607,184	$(18,056,856)

Note 15 – Retirement Plan Costs

The Company sponsors a defined contribution plan to help eligible employees provide for retirement. The Company began matching employees’ contributions in April of 2007. The Company currently matches 50% of employee contributions up to 6% of eligible contributions. The Company’s total matching contributions for the years ended December 31, 2009 and 2008 were approximately $124,000 and $163,000, respectively.

Note 16 - Leases

The Company leases certain office space and equipment. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Rent expense was approximately $1.3 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively.

Minimum lease payments under non-cancelable operating leases as of December 31, 2009 are:

2010	$783,675
2011	811,328
2012	839,692
2013	869,003
2014	899,342
Thereafter	692,106

The Company had a subsidiary, MarketSmart Interactive (“Interactive”) that was dissolved in 2007.   Interactive was a party to an operating lease. There is currently a legal action filed by the Lessor of the Interactive lease   Interactive was insolvent when it was dissolved.  Refer to Note 17 for further discussion of this matter.

Note 17 - Commitments and Contingencies

Earnouts

In connection with its prior acquisitions, the merger consideration may be increased as the former shareholders of each entity are entitled to earn payments in cash or stock contingent upon the satisfaction of certain future internal performance goals set forth in the applicable merger and amended merger agreements. Future consideration which may be earned by the former shareholders of each entity will be treated as additional purchase price and allocated to goodwill. As of December 31, 2009 and 2008, no additional compensation was owed to former shareholders of acquired entities and no amounts were paid during the years ended December 31, 2009 and 2008.

Note 17 -- Commitments and Contingencies (continued)

As of December 31, 2009 and 2008, there are no liabilities under any other earnout agreements.

Legal Related

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to our normal business operations.

A former employee filed a breach of contract claim and wrongful termination lawsuit against the Company.  There was a judgment against the Company in December 2009 in the amount of approximately $0.8 million, $0.3 million for Count 1 and $0.5 million for Count 2.  The Company appealed the ruling and, subsequent to year end, the judge ruled to reverse the ruling on Count 2, which has been set for trial.  The Company has filed an appeal on Count 1 and intends to vigorously defend both Counts, although, the Company accrued approximately $0.3 million as of December 31, 2009 relating to this matter.

A dissolved subsidiary, Interactive was party to a real estate lease in North Carolina (“the Property”).  The lessor of the Property has filed a suit against Interactive, the dissolved lessee and MSA.  Interactive was insolvent at the time of dissolution and MSA was not party to the lease.  The Company intends to vigorously defend this matter.

In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company’s financial position, but could be material to the results of operations in any one future accounting period. Defense costs are expensed as incurred.

Note 18 – Related Party Transactions

Separation Agreement

On April 18, 2008, Mr. Mitchell resigned his position as the Chief Executive Officer and President of the Company. Effective as of April 24, 2008, the Company and Scott P. Mitchell entered into a Separation Agreement and a Consulting Agreement, pursuant to which Mr. Mitchell resigned as a member of its Board of Directors.

Note 18 – Related Party Transactions (continued)

During 2008, pursuant to the Agreements, the Company granted Mr. Mitchell, under the Company’s 2005 LTIP, 400,000 unrestricted shares of the Company’s common stock, in consideration for providing consulting services to the Company for six months. The Company recorded a charge of $328,000 during the second quarter of 2008 relating to the fair value of the stock. Mr. Mitchell’s Employment Agreement with the Company, dated August 3, 2006, was terminated. All of his options and warrants received directly from the Company, whether vested or unvested, were forfeited. Mr. Mitchell had a total of 725,000 options and warrants with exercise prices ranging from $1.69 to $2.40 per share. Mr. Mitchell and the Company exchanged releases. Mr. Mitchell agreed not to sell more than 50,000 shares of the stock grant he received under the Agreements in any weekly period on the open market, and for 12 months he agreed not to engage in any business that competes with the Company in the U.S. and in certain foreign jurisdictions or solicit any of the Company’s employees or customers.

Settlement Agreements

On June 27, 2008, the Company entered into a Settlement Agreement and Mutual Release with Brady Whittingham, a former Company executive. The Agreement settled the litigation and claims which the Company brought against Mr. Whittingham in U.S. District Court for the District of Utah. Pursuant to the Agreement, the Company received 2,359,406 shares of the Company’s common stock owned by Mr. Whittingham; all his vested stock options were forfeited; all claims to any earnout payments, which he acquired from the April 27, 2006 sale of iLead Media, Inc. to the Company, were forfeited; and a Company subsidiary’s lease of office premises from an affiliate of Mr. Whittingham was terminated early. Mr. Whittingham further agreed for one year not to engage in any business that competes with certain businesses of the Company or to solicit any of the Company’s employees and not to interfere with any business relationships between the Company and its customers or vendors. He agreed to provide limited consulting services for six months. Mr. Whittingham and the Company exchanged full general releases excepting only claims that arise out of or relate to the Agreement. The stock was recorded at its fair value on June 27, 2008. The Company offset legal fees directly related to the lawsuit against the value of the stock when presenting the gain from the settlement which is included in discontinued operations.

On September 5, 2008, the Company entered into a Settlement Agreement and Mutual Release with David Nelson, a former Company executive. The Agreement settled the litigation and claims which the Company brought against Mr. Nelson in U.S. District Court for the District of Utah. Pursuant to the Agreement, the Company received 296,176 shares of the Company’s common stock owned by Mr. Nelson; $100,000 in immediately available funds; and all his vested stock options were forfeited; all claims to any earnout payments, which he acquired from the April 27, 2006 sale of iLead Media, Inc. to the Company, were forfeited. Mr. Nelson further agreed for eighteen months not to engage in any business that competes with certain businesses of the Company or to solicit any of the Company’s employees and not to interfere with any business relationships between the Company and its customers or vendors. Mr. Nelson and the Company exchanged full general releases excepting only claims that arise out of or relate to the Agreement. The stock was recorded at its fair value on September 5, 2008. The Company offset legal fees directly related to the lawsuit against the value of the stock when presenting the gain from the settlement which is included in discontinued operations.

Note 19 - Segment Analysis

The Company’s operations are divided into operating segments using individual products or services or groups of related products and services. During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising operations and ceased operations of its Web Diversity subsidiary which in total comprised its Advertising Segment. The Company also made a decision to divest its Online Dating operations which was a portion of its Direct Segment. All prior periods have been adjusted for the new presentation. The Officer’s of each of the Company’s subsidiaries reports to the Chief Executive Officer of the Company, who makes decisions about performance assessment and resource allocation for all segments. The Company had two operating segments as of December 31, 2009:  Exchange and Direct.  The Company evaluates the performance of each segment using earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Note 19 - Segment Analysis (continued)

Listed below is a presentation of revenue, gross profit and EBITDA for all reportable segments. The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below. The “corporate” category in EBITDA table consists of corporate expenses not directly attributable to any segment.

Net Revenue by Industry Segment

	2009		2008
Segment	Amount	Percent	Amount	Percent
Exchange	$28,842,342	55.8%	$30,966,424	47.8%
Direct	22,812,421	44.2%	33,771,334	52.2%
Total Revenue	$51,654,763	100.0%	$64,737,758	100.0%

Gross Profit by Industry Segment

Segment	2009	2008
Exchange	$7,597,317	$10,158,619
Direct	8,875,109	13,271,367
Total	$16,472,426	$23,429,986

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization by Industry Segment

Segment	2009	2008
Exchange	$2,785,642	$3,004,454
Direct	2,554,517	6,005,201
Corporate	(4,516,090)	(6,154,723)
Total	$824,069	$2,854,932

Note 20 – Subsequent Events

The Company is a defendant in a wrongful termination suit with a former Executive Officer.  A judgment was entered against the Company on two counts prior to December 31, 2009.  Subsequent to year end, yet before issuance of the December 31, 2009 financial statements, the Court vacated the judgment on one of the counts.   The accompanying consolidated financial statements reflect only the remaining outstanding judgment of approximately $0.3 million.

On March 1, 2010, the Company determined that as a result of recent market pressures from credit-card processors to accelerate its decision to exit the negative-option marketing programs which became part of the Company’s Direct Segment following the iLead Media, Inc. acquisition in 2006. The Company is currently exploring a number of transitional opportunities related to these online consumer programs, which collectively have represented as much as 20% of the historical net revenue from continuing operations of the Company.  As a result in this change to the iLead Media, Inc. business, the Company deemed all remaining intangible assets associated with this business as of December 31, 2009 to be impaired.

On March 29, 2010, the Company entered into a First Amendment to the Second Amended and Restated Loan Agreement and First Amendment to Second Amended and Restated Revolving Credit Promissory Note with Wachovia Bank, N.A. which modified certain terms of the December 2009 agreement and Credit Note.