Form 10-Q
period 2010-03-31
INUVO, INC.
filed 2010-05-06
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at May 1, 2010
Common Stock	84,534,070

INUVO, INC.
FORM 10-Q
Quarter Ended March 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses,
•	risks frequently encountered by Internet marketing and advertising companies,
•	our ability to expand our relationships with other Internet media content, advertising and product providers,
•	the terms of our loan agreement with Wachovia Bank, N.A.,
•	our dependence upon a significant portion of our revenues from a single customer,
•	our ability to effectively compete,
•	the impact of increasing government regulations and consumer protection laws on our business model,
•	our need to keep pace with changes in technology,
•	the possible interruption of our services and our reliance on third-party providers,
•	our dependence on credit card processing companies and the risks of increasing fees,
•	the risks related to credit card fraud,
•	liabilities associated with information we retrieve from our websites,
•	the impact of natural disasters on our ability to operate,
•	any failure on our part to adequately protect personal information,
•	possible security breaches and computer viruses,
•	our reliance on our executive officers and key personnel,
•	the impact of “spam,” and
•	the impact of our quarterly operating results on our stock price.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation, and our subsidiaries.

The information which appears on our web site at www.inuvo.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash	$1,811,803	$4,843,128
Restricted Cash	673,300	638,285
Accounts Receivable, net of allowance for doubtful accounts of $1,243,372 and $1,344,648, respectively	4,544,671	4,691,127
Unbilled Revenue	44,960	55,117
Prepaid Expenses and Other Current Assets	384,922	400,028
Current Assets of Discontinued Operations	2,032,297	2,382,548
Total Current Assets	9,491,953	13,010,233
Property & Equipment, net	4,741,170	4,881,168
Other Assets:
Goodwill	3,351,405	3,351,405
Intangible Assets	3,530,515	3,805,707
Other Assets	11,257	1,657
Other Assets of Discontinued Operations	775,000	775,000
Total Other Assets	7,668,177	7,933,769
Total Assets	$21,901,300	$25,825,170
Liabilities and Stockholders’ Equity
Current Liabilities:
Term and Credit Notes Payable – Current Portion	$5,700,806	$2,324,000
Accounts Payable	5,102,308	4,518,933
Deferred Revenue	89,443	112,773
Accrued Expenses and Other Current Liabilities	1, 649,467	1,757,208
Current Liabilities of Discontinued Operations	1,460,091	2,430,679
Total Current Liabilities	14,002,115	11,143,593

Long-Term Liabilities:
Term and Credit Notes Payable – Long Term	-	5,786,806
Other Long Term Liabilities	403,664	456,340
Long Term Liabilities of Discontinued Operations	207,574	214,829
Long-Term Liabilities	611,238	6,457,975

Stockholders’ Equity:
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	-	-
Common Stock, $.001 par value:
Authorized Shares, 200,000,000, Issued Shares 89,959,283
Outstanding Shares — 84,375,660	89,959	89,959
Additional Paid in Capital	110,990,746	110,895,166
Accumulated Deficit	(101,696,652)	(100,665,417)
Accumulated Other Comprehensive Loss	-	-
Treasury Stock – 5,516,956 Shares	(2,096,106)	(2,096,106)
Total Stockholders’ Equity	7,287,947	8,223,602
Total Liabilities and Stockholders’ Equity	$21,901,300	$25,825,170

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31
	2010	2009
Net Revenue	$9,597,471	$11,897,530
Cost of Revenue:
Affiliate Payments	5,146,851	6,897,736
Data Acquisition	594,278	658,070
Merchant Processing Fees	37,825	102,169
Product Costs	76,324	86,292
Cost of Revenue	5,855,278	7,744,267
Gross Profit	3,742,193	4,153,263
Operating Expenses:
Search Costs	524,544	201,320
Compensation and Telemarketing	2,834,435	2,593,292
Selling, General and Administrative	2,047,707	2,416,102
Total Operating Expenses	5,406,686	5,210,714
Operating Loss	(1,664,493)	(1,057,451)
Other Income(Expense):
Interest Income	638	2,391
Interest Expense	(160,895)	(168,890)
Other Expense	-	(94,122)
Other Expenses, Net	(160,257)	(260,621)
Loss from Continuing Operations Before Taxes on Income	(1,824,750)	(1,318,072)
Income Tax Benefit	(87)	-
Net Loss from Continuing Operations	(1,824,837)	(1,318,072)
Income from Discontinued Operations Net of Tax Expense of $0	793,602	536,535
Net Loss	$(1,031,235)	$(781,537)

Per Common Share Data:
Basic and Diluted:
Loss from Continuing Operations	$(0.02)	$(0.02)
Income from Discontinued Operations	0.01	0.01
Net Loss	$(0.01)	$(0.01)

Weighted Average Shares (Basic and Diluted)	84,437,883	64,758,068

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Operating Activities:
Net Loss	$(1,031,235)	$(781,537)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,350,383	1,485,416
Provision for Doubtful Accounts	81,000	122,934
Stock Based Compensation	95,580	103,082
Gain on Sale of Discontinued Operation	-	(288,814)
Change in Operating Assets and Liabilities:
Restricted Cash	(35,015)	100,819
Accounts Receivable	65,456	2,463,919
Prepaid Expenses and Other Assets	15,663	(858,930)
Accounts Payable	583,375	(280,028)
Deferred Revenue	(23,330)	648,925
Other Accrued Expenses and Current Liabilities	(179,653)	276,032
Net Cash Provided by Operating Activities – Continuing Operations	922,224	2,991,818
Net Cash Used in Operating Activities – Discontinued Operations	(627,592)	(158,171)
Net Cash Provided by Operating Activities	294,632	2,833,647

Investing Activities:
Purchases of Equipment and Software	(307,101)	(378,797)
Purchase of Names Database	(608,856)	(606,667)
Proceeds from Sale of Discontinued Operation	-	749,985
Net Cash Used in Investing Activities	(915,957)	(235,479)

Financing Activities:
Principal Payments Made on Term Note Payable	(956,000)	(1,371,963)
Advances from Credit Note Payable	7,848,000	18,252,311
Payments on Credit Note Payable	(9,302,000)	(19,778,255)
Net Cash Used in Financing Activities	(2,410,000)	(2,897,907)
Net Change – Cash	(3,031,325)	(299,739)
Cash, Beginning of Period	4,843,128	360,315
Cash, End of Period	$1,811,803	$60,576

Supplemental Information:
Interest Paid	$140,946	$172,420

Non-Cash Investing Activities:
Equipment Under Capital Leases	$19,236	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 1 – Organization and Business and Accounting Policies

Inuvo™, Inc. and Subsidiaries (the “Company”) is an Internet marketing business with two segments: Exchange and Direct.

The Exchange segment provides the technology, analytics and data services necessary to facilitate business-to-consumer advertising transactions. These solutions help advertisers acquire customers with payment for services to Inuvo occurring either on a pay-per-click, pay-per-lead or pay-per-sale basis. The Exchange has tens of thousands of advertisers and thousands of publisher partners.

The Direct segment utilizes various online marketing techniques to acquire leads. Interest in a variety of product offers for the lead is determined through a combination of inbound/outbound calls by a telemarketing representative, email marketing initiatives, postal offers and search traffic driven to our Company owned  and operated websites.

The cornerstone of our value proposition for advertisers is our ability to generate high converting leads at an attractive return on investment (“ROI”).  Concurrently, to allow for scale within our advertising exchange, we must also attract high traffic web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented. We believe that greater transparency and alignment between advertisers and publishers,, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

We believe we have been on the forefront of these technologies for the past five years. From our click fraud technology, that has successfully proven its ability to eliminate bad traffic, to our exclusive FICO Click Conversion Score™ technology, that highlights the best performing cost-per-click publishers, we have and will continue to operate our business based on the principle of quality.

In October 2009, we brought to market in beta launch our Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their inventory and strategic partners and web developers will soon be able to customize their implementation through an application programming interface (“API”). We see our Company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our advertising exchange is the information produced both on the advertiser side, where we see what kind of products convert, and on the publisher side, where we see what kind of websites attract viewers. This business intelligence allows for improved detection of fraudulent transactions and higher response rates.

The significant accounting policies of the Company are described in Note 2 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”). For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations and segment classification.

Discontinued Operations

During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising, Inc. (“MSA”) operations and ceased operations of its Web Diversity Ltd. (“Web Diversity”) subsidiary which in total comprised its Advertising Segment. The Company also made a decision to divest its Cherish, Inc. (“Cherish”) and Vintacom Florida Inc (“Vintacom”) operations.  On February 17, 2009, the Company concluded the sale of Cherish.  In the second half of 2009, the Company ceased operations of Vintacom.

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

The accompanying unaudited interim consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009, and filed with the SEC. The interim consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassification

For comparability, the 2009 consolidated financial statements reflect reclassifications where appropriate to conform to the interim consolidated financial statement presentation used in 2010. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations related to the iLead Media, Inc.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, derivatives, deferred income tax asset valuation allowances, stock compensation, and the value of stock options and warrants. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

At March 31, 2010, the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $2.5 million or 42.5% of gross accounts receivable from continuing operations at March 31, 2010 and approximately $2.5 million or 40.6% at December 31, 2009. This same customer contributed approximately $6.9 million or 71.8% of total net revenue from continuing operations for the three months ended March 31, 2010 and approximately $7.8 million or 65.6% of total net revenue from continuing operations for the three months ended March 31, 2009.

Interest Rate Swap Agreement

The Company adopted ASC 825, Financial Instruments (“ASC 825”) on January 1, 2008. ASC 825 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under GAAP. Upon adoption of ASC 825, the Company made no elections to record assets and liabilities at fair market value. The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our interest rate swap agreement qualifies as a cash flow hedge. Therefore, the effective portion of the fair value change is recorded through other comprehensive income, a component of stockholders’ equity while any ineffectiveness is recorded in the statement of operations.  In March 2009, the Company cancelled its only derivative and incurred a related expense of approximately $94,000 included in Other Expense on the March 31, 2009 interim consolidated statements of operations.

Note 2 - Property and Equipment

The net carrying value of property and equipment at March 31, 2010 and December 31, 2009 was:

	March 31, 2010	December 31, 2009
Furniture and Fixtures	$639,107	$639,107
Equipment	3,197,295	3,161,665
Software	5,152,903	4,862,195
Leasehold Improvements	321,873	321,873
Assets Not Yet in Service	25,912	25,912
Subtotal	9,337,090	9,010,752
Less: Accumulated Depreciation and Amortization	5,440,113	4,973,777
Net Property and Equipment from Continuing Operations	$3,896,977	$4,036,975
Net Property and Equipment from Discontinued Operations	$844,193	$844,193
Total	$4,741,170	$4,881,168

Note 3 – Goodwill and Intangible Assets

The following is a schedule of the Company’s intangible assets from its continuing operations as of March 31, 2010:

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value

Names Database (1)	1-2 Years	$11,877,315	$(10,106,757)	$1,770,558
Website Development	5 Years	4,210,000	(3,479,229)	730,771
Customer Lists	5 Years	3,895,000	(3,747,814)	147,186
Vendor Relations	3 Years	2,682,000	(2,682,000)	-
Software	3 Years	1,195,000	(1,195,000)	-
Reference Materials	3-5 Years	571,000	(571,000)	-
Tradenames	5 Years	882,000	-	882,000
Total Intangible Assets		$25,312,315	$(21,781,800)	$3,530,515
Goodwill		$3,351,405	$-	$3,351,405

(1)  Amortization of Names Database included in data acquisition amortization for the three months ended March 31, 2010 and 2009 was $499,000 and $430,000, respectively.

 The Company’s amortization expense over the next five years as of March 31, 2010 is as follows:

2010	$1,949,339
2011	699,176
2012	-
2013	-
2014	-
Total	$2,648,515

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accrued Expenses	$892,716	$978,333
Accrued Affiliate Payments	47,016	202,153
Accrued Judgment	310,450	310,450
Accrued Payroll and Bonus Liabilities	191,333	89,335
Capital Leases – Current Portion	207,952	176,937
Total	$1,649,467	$1,757,208

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred Rent	$270,322	$265,473
Capital Lease – Less Current Portion	133,342	190,867
Total	$403,664	$456,340

Note 6 – Term and Credit Note Payable

On December 24, 2009, the Company entered into the Second Amended and Restated Loan Agreements with Wachovia Bank, N.A.(“Wachovia”) pursuant to which the Company restructured its obligations with Wachovia to reallocate the amounts owed to the bank between the term note and the credit note and to extend the due date of the remaining portion of the obligations. Under the terms of the Second Amended and Restated Loan Agreements ("Amended Loan Agreement"), which have superseded all prior loan agreements with Wachovia, the Company issued Wachovia the Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5.3 million (the “Credit Note”) and the Second Amended and Restated Term Promissory Note in the principal amount of approximately $4.1 million (the “Term Note”).  Both the Credit Note and Term Note bear interest at the rate of LIBOR plus 7%, with a floor of 7%, (7.25% and 7.23% at March 31, 2010 and December 31, 2009, respectively) and are due on March 31, 2011.  Prior to the restructure, the Company owed Wachovia approximately $6.4 million under the previous credit note, with a maximum borrowing of $8,000,000. As described below, the maximum borrowing was reduced by $2.7 million and reallocated to the balance of the Term Note. The Company is permitted to have aggregate principal advances outstanding under this Credit Note of the greater of (i) $5.3 million or (ii) 80% of eligible accounts receivable less reserves plus an “over-advance” of $2.1 million through May 31, 2010 which, over time, is reduced to $1.0 million at January 1, 2011, which remains at that level through maturity of the Credit Note.  Prior to the restructure, the Company owed Wachovia approximately $1.4 million under the previous term note. As part of the restructure, this amount was increased by $2.7 million.  The Company’s obligations under the loan agreement and the notes continue to be secured by a first priority lien, in favor of Wachovia, on all of the Company assets, including the stock of each of the operating subsidiaries, and are subject to certain financial covenants.

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

Per the amended loan agreement with Wachovia, the Company is required to calculate its borrowing base monthly based on eligible accounts receivable. The Company’s outstanding balance on the Credit Note Payable as of March 31, 2010 and December 31, 2009 was approximately $3.2 million and $4.6 million, respectively.  In addition, the Company has approximately $0.5 million under a letter of credit with our landlord as of March 31, 2010 and December 31, 2009. The Credit Note Availability is calculated as principal less the outstanding balance less the outstanding letters of credit. As of March 31, 2010 and December 31, 2009, the Company’s availability under its Credit Note was approximately $1.6 million and $0.2 million, respectively.  As of March 31, 2010 and December 31, 2009, the Company’s outstanding balance on the Term Loan was approximately $2.5 million and $3.5 million, respectively.

On March 29, 2010, the Company entered into a First Amendment to the Second Amended and Restated Loan Agreement and First Amendment to Second Amended and Restated Revolving Credit Promissory Note with Wachovia Bank, N.A. which modified certain terms of the December 2009 agreement and Credit Note including i) the $250,000 payment due on July 31, 2010 was accelerated to March 29, 2010, ii) the $5.3 million Credit Note is reduced over time to $5.0 million, iii) the over-advance provided in the Credit Note is reduced from $2.1 million to $0.7 million over time and iv)  changes to the covenants as reflected below.

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

Covenants. As detailed further in the Loan Amendment, so long as there remain any amounts outstanding under the credit note, the Company is required to maintain: (1) a “Funded Debt to EBITDA Ratio” (i) as of December 31, 2009 of not more than 4.25 to 1.00; (ii) as of March 31, 2010 of not more than 3.5 to 1.00; (iii) as of June 30, 2010 of not more than 4.0 to 1.00; (iv) as of September 30, 2010 of not more than 2.25 to 1.00; and (v) as of December 31, 2010 of not more than 1.75 to 1.00. This covenant shall be calculated at year end and quarterly, on a rolling four quarter basis; (2) a “Fixed Charge Coverage Ratio” (i) as of December 31, 2009 of not less than 0.50 to 1.00; (ii) as of March 31, 2010 of not less than 0.40 to 1.00; (iii) as of June 30, 2010 of not less than 0.45 to 1.00; (iv) as of September 30, 2010 of not less than 1.00 to 1.00; and (v) as of December 31, 2010 of not less than 1.50 to 1.00. This covenant shall be calculated at year end and quarterly, on a rolling four quarter basis.  In addition, the Company may not: (a) make capital expenditures (excludes acquired names and capitalized software) during any year exceeding $500,000; (b) incur any additional indebtedness unless approved by Wachovia; and (c) declare or pay dividends unless approved by Wachovia.  Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.  The Company was in compliance at March 31, 2010 and December 31, 2009.

Note 7 - Stock-Based Compensation Plans

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

As of March 31, 2010, the Company had reserved 10.0 million shares of common stock for issuance under our 2005 LTIP. Under the 2005 LTIP, the Company has i) 8,406,122 options outstanding, ii) 400,000 shares issued to a former executive as severance and iii) 596,666 RSUs provided to employees, officers or directors.  As of March 31, 2010, we had approximately 597,212 shares available for grant under our 2005 LTIP.
The following table summarizes all stock based compensation grants:

	Stock Options	Severance	RSU's	Available Shares	Total
2005 LTIP	8,406,122	400,000	596,666	597,212	10,000,000
Other options - Non - LTIP	913,551				913,551
Total	9,319,673	400,000	596,666	597,212	10,913,551

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes valuation model. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, “Accounting for Stock Options and Other Stock Based Compensation,” forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 25.0 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

In February 2010, the Company granted options to purchase 37,500 shares of common stock under the 2005 LTIP with an exercise price of $0.37 per share.  The options vested immediately and have a term of 5 years from the date of grant and we recorded an expense of approximately $12,000 for this grant.  The Company recorded stock-based compensation expense for all equity incentive plans of approximately $96,000 and approximately $103,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the aggregate intrinsic value of all outstanding options was approximately $0.3 million with a weighted average remaining contractual term of 4.1 years, of which approximately 2.7 million of the outstanding options are currently exercisable with an aggregate intrinsic value of approximately $0.1 million, a weighted average exercise price of $1.04 and a weighted average remaining contractual term of 2.2 years.  No options were exercised during either period.  The total compensation cost at March 31, 2010 related to non-vested awards not yet recognized was approximately $0.4 million with an average expense recognition period of 2.2 years.

The following table summarizes information about stock option activity during the three months ended March 31, 2010 and 2009 respectively.

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	9,879,630	$0.57	6,730,405	$0.89
Granted	37,500	$0.37	850,000	$0.25
Forfeited or Expired	(597,457)	$1.03	(10,000)	$0.69
Exercised	0	0.00	0	0.00
Outstanding, End of Period	9,319,673	$0.53	7,570,405	$0.82
Exercisable, End of Period	2,706,404	$1.04	1,403,181	$1.76

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $0.34.

No option or warrant exercises occurred under any share-based payment arrangements for the three months ended March 31, 2010 and 2009.

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2010	2009
Expected Life in years	5.0	3.5
Volatility	152.6%	90.7%
Risk Free Interest Rate	2.2%	2.2%
Dividend Yield	0.0%	0.0%

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

Warrants Outstanding

As of March 31, 2010, the Company had outstanding warrants for the potential issuance of 6,484,521 shares of common stock. Exercise price ranges from $0.30 to $3.50 as of March 31, 2010. These warrants were primarily issued in connection with private placements and debt issuances.

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

As a result of the granting of the investor relations warrants, the Company triggered the anti-dilution protection for warrants issued to investors in 2006 as part of their purchase and conversion of Series A Preferred Stock (“Investor Warrants”). As a result of the floor on each warrant the following represents the warrants that were outstanding, the stated exercise price and the adjusted exercise price. The Company issued 5,200,000 warrants with an exercise price of $2.50 per share, which was reduced to the floor of $2.00 per share. The Company issued 2,000,007 warrants with an exercise price of $3.05 per share, which was reduced to the floor of $2.55 per share. The Company issued 1,000,006 warrants with an exercise price of $4.00 per share, which was reduced to the floor of $3.50 per share.  Additionally, during the third quarter of 2009 the Company temporarily, from September 21, 2009 to September 29, 2009 (“Reduction Period”), re-priced the Investor Warrants. The Company provided a modification to the warrant agreements that i) reduced the exercise price from all the warrants ranging from $2.00 - $3.50 per share to $0.27 per share, the market price during the Reduction Period and ii) removed the cashless exercise feature. During the Reduction Period, 2,260,931 warrants were exercised for approximately $0.6 million.

Note 8 – Income Taxes

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2009. The Company’s 2004 income tax return was reviewed by the Internal Revenue Service.  No material items were discovered and the review was finalized in 2006.  The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2009.

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

Note 9 – Discontinued Operations:

 The table below summarizes financial results for the assets classified as held for sale which is primarily the Company’s MarketSmart Advertising, Inc. (“MSA”) business unit:

	Three Months Ended March 31
	2010	2009
Revenue	$2,345,461	$2,644,237
Income from discontinued operations before income taxes	136,741	153,289
Income from discontinued operations	$136,741	$153,289

During the second quarter of 2008, the Company made a decision to divest its MSA operations and ceased operations of its Web Diversity subsidiary which in total comprised its Advertising Segment. The Company also made a decision to divest its Cherish and Vintacom operations.  On February 17, 2009, the Company concluded the sale of Cherish.  In the fourth quarter of 2009, the Company ceased operations of Vintacom.

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

Note 10 - Net Loss Per Common Share.

During the periods presented, the Company had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  Because the Company reported a net loss for all periods presented, shares associated with stock options and warrants are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for the periods presented.  Per share data is based on the weighted average number of shares outstanding.

Note 11 - Impact of New Accounting Standards Recent Accounting Pronouncements

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

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which was primarily codified into Topic 855 “Subsequent Events” in the ASC. This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events. On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events. As a result, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements—either in originally issued financial statements or reissued financial statements.

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

The Company reports business within two operating segments, Exchange and Direct.  MSA and iLead (see Note 9) are reported as discontinued operations in our consolidated financial statements.

Listed below is a presentation of revenue, gross profit and earnings (loss) before interest, taxes and depreciation and amortization for all reportable segments for the three months ended March 31, 2010 and 2009. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Compensation” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	2010		2009
Segment	Amount	Percent	Amount	Percent
Exchange	$7,426,978	77.4%	$8,619,431	72.4%
Direct	2,170,493	22.6%	3,278,099	27.6%
Total Revenue	$9,597,471	100.0%	$11,897,530	100.0%

Gross Profit by Industry Segment

Segment	2010	2009
Exchange	$2,253,632	$1,896,623
Direct	1,488,561	2,256,641
Total	$3,742,193	$4,153,264

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Compensation by Industry Segment

Segment	2010	2009
Exchange	$479,004	$587,545
Direct	616,283	1,500,843
Corporate	(1,320,671)	(1,651,462)
Total	$(225,384)	$436,926

Note 13  - Subsequent Events

On April 5, 2010 Ms. Gail L. Babitt notified the Company of her intent to resign as Chief Financial Officer on or before July 5, 2010.  During the transition period, Ms. Babitt will be working full time to ensure a smooth transition of her responsibilities following which she will pursue other opportunities.  The Company is currently interviewing a number of qualified candidates.

In April 2010, we issued an aggregate of 158,410 shares of our common stock valued at approximately $38,000 to 10 of our employees in lieu of salary.  The value of the shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.  The recipients had access to business and financial information concerning our company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. The risk factors described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely effect our business, financial condition and/or operating results.   The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are an Internet marketing business with two segments: Exchange and Direct.

The Exchange segment provides the technology, analytics and data services necessary to facilitate business-to-consumer advertising transactions. These solutions help advertisers acquire customers with payment for services to Inuvo occurring either on a pay-per-click, pay-per-lead or pay-per-sale basis. The Exchange has tens of thousands of advertisers and thousands of publisher partners.

The Direct segment utilizes various online marketing techniques to acquire leads. Interest in a variety of product offers for the lead is determined through a combination of inbound/outbound calls by a telemarketing representative, email marketing initiatives, postal offers and search traffic driven to our Company owned  and operated websites.

The cornerstone of our value proposition for advertisers is our ability to generate high converting leads at an attractive return on investment (ROI). Concurrently, to allow for scale within our advertising exchange, we must also attract high traffic web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

We believe we have been on the forefront of these technologies for the past five years. From our click fraud technology, that has successfully proven its ability to eliminate bad traffic, to our exclusive FICO Click Conversion Score™ technology, that highlights the best performing cost-per-click publishers, we have and will continue to operate our business based on the principle of quality.

In October 2009, we brought to market in beta launch our Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their inventory and strategic partners and web developers will soon be able to customize their implementation through an application programming interface (API). We see our Company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our advertising exchange is the information produced both on the advertiser side, where we see what kind of products convert, and on the publisher side, where we see what kind of websites attract viewers. This business intelligence allows for improved detection of fraudulent transactions and higher response rates.

In 2010, we continued the transformation of the company that began in early 2009.  In March 2010, we determined, due to a combination of market and strategic reasons, to exit the company owned and operated negative-option marketing programs, which became part of our Direct segment following the iLead Media, Inc. acquisition in 2006.  We are currently exploring a number of transitional opportunities related to these online consumer programs, which collectively have represented as much as 20% of our historical net revenue from continuing operations.

During 2010, we will continue to balance our desire to capture greater market share through investments in technology, sales and marketing with the capital limitations of our operations and debt/equity financing.

The following table sets forth selected information concerning our results of operations for the three months ended March 31, 2010 and 2009 (in thousands and unaudited):

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Net Revenue	$9,597	$11,897
Cost of Revenue	5,855	7,744
Gross Profit	3,742	4,153
Total Operating Expenses	5,407	5,211
Operating Loss	(1,665)	(1,058)
Other Expenses, Net	(160)	(261)
Loss from Continuing Operations Before Taxes	$(1,825)	$(1,319)
Income Tax Benefit	--	--
Net Loss from Continuing Operations	(1,825)	(1,319)
Income from Discontinued Operations	794	537
Net Loss	$(1,031)	$(782)

We continue to experience the impact of the economy during the first three months of 2010 as our revenues have continued to decline compared to the same period in 2009.  However, as we have addressed some of the operating inefficiencies and expanded our search spend we are experiencing a growth in gross margin in 2010.  We are continuing a significant transformation that began in late 2008 which continues into 2010 that includes the elimination of positions, the sale of businesses with little synergy and the reorganization of our operations along two business segments.

Notwithstanding these accomplishments, the downturn of the economy has impacted the advertising spend of our customers in our Exchange segment and consumer spending in our Direct segment, both of which adversely impacted our results of operations during the first quarter of 2010.  Overall, net revenues declined approximately 19% for the first quarter of 2010 from the comparable period in 2009 and a greater percentage of our net revenues were derived from our Exchange segment in 2010.  The Direct segment was impacted the decline in consumer spending and the loss of revenue from ringtones.  Gross profit declined by approximately 10% in the first three months of 2010 when compared to the same period in 2009 which reflects the overall decline in revenues in addition to a shift from Direct to Exchange, which is a lower margin segment.  In the first quarter of 2010, our total operating expenses increased by approximately $0.2 million in absolute dollars which reflects a reduction in head count, professional fees and depreciation and amortization expenses, offset by an increase in search spend and telemarketing fees.

Our net loss from continuing operations in the first quarter of 2010 increased by approximately $0.5 million from the comparable period in 2009 which is the result of the decrease in revenues and an increase in operating expenses.

Net Revenue

Total net revenue from our Exchange and Direct segments for three months ended March 31, 2010 and 2009 were as follows (in thousands and unaudited):

	Three Months Ended March 31,
	2010 ($) (unaudited)	% of Revenue	2009 ($) (unaudited)	% of Revenue	$ Change	% Change
Exchange Segment	7,427	77.4%	8,619	72.4%	(1,192)	(13.8)%
Direct Segment	2,170	22.6%	3,278	27.6%	(1,108)	(33.8)%
Total Net Revenue	9,597	100.0%	11,897	100.0%	(2,300)	(19.3)%

Net revenue from our Exchange segment decreased primarily due to a reduction of income from the network and affiliate software revenue due to the softening economy.

The search network is concentrated on a limited number of customers.  For the first quarter of 2010, 92.8% of our net revenue in our Exchange segment was attributable to one customer.  For the first quarter of 2009, 93.8% of our net revenue in our Exchange segment was attributable to the same customer.  A loss of, or reduction of revenue from, this customer could have a significant negative impact on the revenue of this segment.

The decline in net revenue from our Direct segment of approximately $1.1 million in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to a decline in our lead generation business as a result of a reduction of certain popular advertiser offers that continued through 2010.

Net revenues from our BabytoBee business, which is part of our Direct segment, was approximately $1.9 million in the first quarter of 2010 as compared to approximately $2.1 million for the comparable period in 2009, a decrease of 9.5%.  This decline in net revenues from the BabytoBee business was the result of changes in email delivery and ISPs.

Cost of Revenue and Gross Profit

To better present our results of operations in a way that allows for better transparency and understanding, in 2009 we expanded the operating expense category of our consolidated results of operations to include the components of cost of revenue and other operating expenses.  Cost of revenue, which includes affiliate payments, data acquisition, merchant processing fess and product costs, were as follows (in thousands):

	Three Months Ended March 31,
	2010 % of Revenue	2009 % of Revenue	% Change

Affiliate Payments	53.6%	58.0%	(4.4)%
Data Acquisition	6.2%	5.5%	0.7%
Merchant Processing Fees	0.4%	0.9%	(0.5)%
Product Costs	0.8%	0.7%	0.1%
Total Cost of Revenue	61.0%	65.1%	(4.1)%

The decrease in affiliate payments in the first quarter of 2010 as a percentage of revenue compared to the same period in 2009 is due to an increase in our search spend which drives revenue directly to our advertisers rather than through affiliates.

The increase in data acquisition in the first quarter of 2010 compared to the same period in 2009 is due primarily to the write-off of names intangible assets in late 2008 which reduced the amount expensed in 2009.  There were no such write downs in the 2010 period.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to 39.0% in the first quarter of 2010 from 34.9% in the same period in 2009.  Overall, gross profit declined approximately $0.4 million in the first quarter of 2010 from the comparable period in 2009.  The following table provides information on gross profit by operating segment for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2010 ($) (unaudited)	% of Gross Profit	2009 ($) (unaudited)	% of Gross Profit	$ Change	% Change
Exchange Segment	2,254	60.2%	1,897	45.7%	357	18.8%
Direct Segment	1,488	39.8%	2,256	54.3%	(768)	(34.0)%
Total Gross Profit	3,742	100.0%	4,153	100.0%	(411)	(9.9)%

The decrease in gross profit in our Direct segment in first quarter of 2010 from the comparable period in 2009 is primarily attributed to a reduction in revenue.  Gross profit in our Direct segment for the first quarters of 2010 and 2009 were approximately 69.0%.

Gross profit in our Exchange segment increased in the first quarter of 2010 from the comparable period in 2009 as the result of our increased search spending in 2010 compared to 2009.  For the first quarters of 2010 and 2009, gross profit of our Exchange segment was approximately 30.0% and 22.0%, respectively, of Exchange segment net revenue.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31,
	2010 ($) (unaudited)	% of Revenue	2009 ($) (unaudited)	% of Revenue	$ Change	% Change
Search Costs	525	5.5%	202	1.7%	323	159.9%
Compensation and Telemarketing	2,834	29.5%	2,593	21.8%	241	9.3%
Selling, General and Administrative	2,048	21.3%	2,416	20.3%	(368)	(15.2)%
Total Other Operating Expenses	5,407	56.3%	5,211	43.8%	196	3.8%

In addition to incurring operating expenses specifically attributable for each of our segments, we also incur expenses associated with our corporate operations, which include compensation, professional fees, facility cost, connectivity, insurance, travel and entertainment.  Operating expenses by segment, as well as operating expense associated with our corporate operations, were as follows (in thousands):

	Three Months Ended March 31,
	2010 ($)	% of Revenue	2009 ($)	% of Revenue	$ Change	% Change
	(unaudited)		(unaudited)
Exchange Segment	2,085	21.7%	1,768	14.8%	317	17.9%
Direct Segment	1,704	17.8%	1,701	14.3%	3	0.1%
Corporate	1,618	16.9%	1,742	14.6%	(124)	(7.1)%

The increase of operating expenses in our Exchange segment was primarily attributed to an increase in search spend expenses of $0.3 million that was partially offset by reductions in depreciation and amortization expense.

The steady rate of operating expenses in our Direct segment was primarily attributed to a reduction in bad debt expenses offset by increases in telemarketing fees.

We will continue to manage and reduce operating expenses including through a reduction in headcount, professional fees other SG&A expense, which will be partially offset by increases in search costs.

Other Income (Expense)

Interest expense which is related to our borrowings from Wachovia Bank, N.A. decreased by 4.7% during 2010 as compared to 2009 due primarily to the reduction in principal balances on the borrowings.

Additionally, the Company recorded other expense of approximately $94,000 in 2009 which related to the cancellation of the interest rate swap with no comparable item in 2010.

Income From Discontinued Operations, Net Of Tax Expense

The improvement in discontinued operations in 2010 is primarily attributed to the growth in net income in the continuity marketing business resulting from the increased lead spend in the third quarter of 2009 resulting increased revenue with no corresponding costs for several months.  This was partially offset by the gain on the sale of the dating business of approximately $288,000 in the first quarter of 2009, with no comparable gain in 2010.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	March 31, 2010 ($)	March 31, 2009($)	$ Change
	(unaudited)	(unaudited)
Net cash provided by operating activities	295	2,834	(2,539)
Net cash used in investing activities	(916)	(235)	(681)
Net cash used in financing activities	(2,410)	(2,898)	488
Decrease in cash and cash equivalents	(3,031)	(299)	(2,732)

Our cash position and working capital were as follows (in thousands):

	March 31, 2010 ($)	December 31, 2009 ($)	$ Change
Cash	1,812	4,843	(3,031)
Working capital (deficit)	(4,510)	1,866	(6,376)

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.  Our principal sources of liquidity are cash from operations, cash on hand and the credit facility with Wachovia Bank, N.A.  In addition, during the third and fourth quarters of 2009, we raised approximately $4.8 million in additional working capital through the exercise of warrants and sale of our securities.  We do not have any commitments for capital expenditures which come due within the next 12 months.  We believe that our existing cash, bank credit note and term note and cash generated from operations will be sufficient to satisfy our current anticipated cash needs through at least the next 12 months.   Our liquidity could be negatively affected by a decrease in demand for our services, including the impact of changes in consumer buying behavior that may result from a continuation of the current general economic downturn.  In March 2010, our merchant processors discontinued the processing of credit cards for our home business offers.  These offers generated approximately $2.7 million a quarter in revenue.  As a result, in the first quarter of 2010 we implemented a cost reduction plan to offset this lost business which generally included a reduction in employees and related expenses.  In addition, we may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures.  We cannot be assured that additional financing will be available on favorable terms to us, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution.

 The reduction in cash of approximately $3.0 million from December 31, 2009 to March 31, 2010, is due to management of our debt balance to minimize interest costs.  Additionally, the decrease in working capital is due primarily to the reclassification of all outstanding indebtedness to Wachovia to short term obligations as of March 31, 2010 as all amount due under the agreement are due at March 31, 2011.

Operating Activities

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items such as depreciation and amortization, stock based compensation and changes in working capital. Cash provided by operating activities for the three months ended March 31, 2010 of approximately $0.3 million consisted primarily of the following:

o	Net loss of approximately $1.0 million
o	Add back the following:
o	$1.3 million for depreciation and amortization,
o	$0.4 million for working capital changes, and
o	$0.2 million for other
o	Less the following:
o	$0.6 million used by discontinued operations

Cash used by operating activities for the three months ended March 31, 2009 of approximately $2.8 million consisted primarily of the following:

o	Net loss of approximately $0.8 million
o	Add back the following:
o	$1.5 million for depreciation and amortization
o	$2.3 million for working capital changes, and
o	$0.2 million for other
o	Less the following:
o	$0.2 million from discontinued operations

Investing Activities

We used approximately $0.9 million in investing activities during the three months ended March 31, 2010 comprised of $0.3 million for purchasing equipment and software and $0.6 million in purchasing name database.

During the three months ended March 31, 2009, the Company used approximately $0.2 million in investment activities comprised of $0.4 million for purchasing equipment and software, $0.6 million for purchasing name database partially offset by proceeds of $0.8 million for the sale of discontinued operations.

Financing Activities

During the three months ended March 31, 2010, the Company used approximately $2.4 million in financing activities comprised of $1.0 million of payments on the Company’s term note and $1.4 million net payments on its credit note.

During the three months ended March 31, 2009, the Company used approximately $2.9 million in financing activities comprised of $1.4 million of payments on the Company’s term note and $1.5 million net payments on its credit note.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, we issued an aggregate of 158,410 shares of our common stock valued at approximately $38,000 to 10 of our employees in lieu of salary.  The value of the shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.  The recipients had access to business and financial information concerning our company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: May 6, 2010	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

Date: May 6, 2010	By:	/s/ Gail L. Babitt
Gail L. Babitt,
Chief Financial Officer, principal financial and accounting officer