Form 10-Q
period 2010-06-30
INUVO, INC.
filed 2010-08-03
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at August 2, 2010
Common Stock	85,202,461

INUVO, INC.
FORM 10-Q
Quarter Ended June 30, 2010

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our history of losses,
●	risks frequently encountered by Internet marketing and advertising companies,
●	our ability to expand our relationships with other Internet media content, advertising and product providers,
●	the terms of our loan agreement with Wachovia Bank, N.A.,
●	our dependence upon a significant portion of our revenues from a single customer,
●	our ability to effectively compete,
●	the impact of increasing government regulations and consumer protection laws on our business model,
●	our need to keep pace with changes in technology,
●	the possible interruption of our services and our reliance on third-party providers,
●	our dependence on credit card processing companies and the risks of increasing fees,
●	the risks related to credit card fraud,
●	liabilities associated with information we retrieve from our websites,
●	the impact of natural disasters on our ability to operate,
●	any failure on our part to adequately protect personal information,
●	possible security breaches and computer viruses,
●	our reliance on our executive officers and key personnel,
●	the impact of “spam,” and
●	the impact of our quarterly operating results on our stock price.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - RiskFactors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

The information which appears on our web site at www.inuvo.com is not part of this report.

ii

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary. When used in this report, the terms the “Company,” “we,” “us,” and similar terms refers to Inuvo, Inc., a Nevada corporation, and its subsidiaries.

The information which appears on our web site at www.inuvo.com is not part of this report.

  iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash	$1,326,707	$4,843,128
Restricted Cash	576,883	638,285
Accounts Receivable, net of allowance for doubtful accounts of $1,363,872 and $1,344,648, respectively	5,399,703	4,691,127
Unbilled Revenue	48,931	55,117
Prepaid Expenses and Other Current Assets	480,538	400,028
Current Assets of Discontinued Operations	2,128,951	2,382,548
Total Current Assets	9,961,713	13,010,233
Property and Equipment, net	4,447,087	4,881,168
Other Assets:
Goodwill	3,351,405	3,351,405
Intangible Assets	3,172,516	3,805,707
Other Assets	11,257	1,657
Other Assets of Discontinued Operations	775,000	775,000
Total Other Assets	7,310,178	7,933,769
Total Assets	$21,718,978	$25,825,170

Liabilities and Stockholders’ Equity
Current Liabilities:
Term and Credit Notes Payable – Current Portion	$6,147,806	$2,324,000
Accounts Payable	5,800,138	4,518,933
Deferred Revenue	58,468	112,773
Accrued Expenses and Other Current Liabilities	1,337,974	1,757,208
Current Liabilities of Discontinued Operations	1,313,846	2,430,679
Total Current Liabilities	14,658,232	11,143,593

Long-Term Liabilities:
Term and Credit Notes Payable – Long Term	-	5,786,806
Other Long Term Liabilities	396,691	456,340
Long Term Liabilities of Discontinued Operations	198,983	214,829
Long-Term Liabilities	595,674	6,457,975

Stockholders’ Equity:
Preferred Stock, $.001 par value:
Authorized Shares — 5,000,000 — none issued or outstanding	-	-
Common Stock, $.001 par value:
Authorized Shares, 200,000,000, Issued Shares 90,471,749
Outstanding Shares — 84,954,793	90,538	89,959
Additional Paid in Capital	111,227,944	110,895,166
Accumulated Deficit	(102,757,304)	(100,665,417)
Treasury Stock – 5,516,956 Shares	(2,096,106)	(2,096,106)
Total Stockholders’ Equity	6,465,072	8,223,602
Total Liabilities and Stockholders’ Equity	$21,718,978	$25,825,170

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Revenue	$11,547,044	$9,526,245	$21,144,515	$21,423,775
Cost of Revenue:
Affiliate Payments	6,564,938	4,991,512	11,711,789	11,889,248
Data Acquisition	580,494	675,890	1,174,772	1,333,960
Merchant Processing Fees	17,355	17,917	55,180	120,086
Product Costs	36,208	60,291	112,532	146,583
Cost of Revenue	7,198,995	5,745,610	13,054,273	13,489,877
Gross Profit	4,348,049	3,780,635	8,090,242	7,933,898
Operating Expenses:
Search Costs	889,309	176,167	1,413,853	377,487
Compensation and Telemarketing	2,473,109	2,710,885	5,307,544	5,304,177
Selling, General and Administrative	1,888,444	1,980,806	3,936,151	4,396,908
Total Operating Expenses	5,250,862	4,867,858	10,657,548	10,078,572
Operating Loss	(902,813)	(1,087,223)	(2,567,306)	(2,144,674)
Other Income(Expense):
Interest Income	-	1,539	638	3,930
Interest Expense	(150,509)	(195,771)	(311,404)	(364,661)
Other (Expense) Income	-	68	-	(94,054)
Other Expenses, Net	(150,509)	(194,164)	(310,766)	(454,785)
Loss from Continuing Operations Before Taxes	(1,053,322)	(1,281,387)	(2,878,072)	(2,599,459)
Income Tax Expense	(795)	-	(882)	-
Net Loss from Continuing Operations	(1,054,117)	(1,281,387)	(2,878,954)	(2,599,459)
Net (Loss) Income from Discontinued Operations	(6,535)	508,323	787,067	1,044,858
Net Loss	$(1,060,652)	$(773,064)	$(2,091,887)	$(1,554,601)

Per Common Share Data:
Basic and Diluted:
Net Loss from Continuing Operations	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Net (Loss) Income from Discontinued Operations	(0.00)	0.01	0.01	0.02
Net Loss	$(0.01)	$(0.01)	(0.02)	(0.02)

Weighted Average Shares (Basic and Diluted)	84,597,059	65,508,063	84,517,911	65,511,378

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(2,091,887)	$(1,554,601)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,603,931	2,931,627
Provision for Doubtful Accounts	298,000	179,869
Stock Based Compensation	333,357	196,487
Gain on Sale of Discontinued Operations	-	(288,814)
Change in Operating Assets and Liabilities:
Restricted Cash	61,402	393,438
Accounts Receivable	(1,006,576)	3,436,340
Prepaid Expenses and Other Assets	(83,924)	(1,039,008)
Accounts Payable	1,281,205	(798,262)
Deferred Revenue	(54,305)	266,468
Other Accrued Expenses and Current Liabilities	(498,119)	478,598
Net Cash Provided by Operating Activities – Continuing Operations	843,084	4,202,142
Net Cash (Used in) Provided by Operating Activities – Discontinued Operations	(879,082)	853,491
Net Cash (Used in) Provided by Operating Activities	(35,998)	5,055,633

Investing Activities:
Purchases of Equipment and Software	(482,506)	(847,311)
Purchase of Names Database	(1,034,917)	(1,103,848)
Proceeds from Sale of Discontinued Operation	-	749,985
Net Cash Used in Investing Activities	(1,517,423)	(1,201,174)

Financing Activities:
Principal Payments Made on Term Note Payable and Other Long Term Liabilities	(1,412,000)	(1,756,732)
Advances from Credit Note Payable	14,408,000	18,929,056
Payments on Credit Note Payable	(14,959,000)	(19,872,000)
Net Cash Used in Financing Activities	(1,963,000)	(2,699,676)
(Decrease) Increase in Cash	(3,516,421)	1,154,783
Cash, Beginning of Period	4,843,128	360,315
Cash, End of Period	$1,326,707	$1,515,098

Supplemental Information:
Interest Paid	$291,636	$364,662

Non-Cash Investing Activities:
Equipment Under Capital Leases	$19,236	$126,368

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

INUVO, INC.
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

Note 1 – Organization and Business and Accounting Policies

Inuvo™, Inc. and subsidiaries (the “Company,” “we,” “us,” or “our”) is an Internet marketing business with two segments:

●	Exchange, and
●	Direct.

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

We believe we have been on the forefront of these technologies for the past five years. From our click fraud technology, which has successfully proven its ability to eliminate bad traffic, to our introduction of transaction flagging within the Inuvo Platform to the targeting of advertisements based on behavioral information.  We have and will continue to operate our business based on the principle of quality.

In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory and strategic partners and web developers will soon have the ability to customize their implementation through an application-programming interface (“API”). We see our Company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our business is the information produced both on the advertiser side, where we see what kind of products convert, and on the publisher side, where we see what kind of websites attract viewers. This business intelligence allows for improved detection of fraudulent transactions and higher response rates.

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009, and filed with the SEC. The interim unaudited consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassification

For comparability, the 2009 unaudited consolidated financial statements reflect reclassifications where appropriate to conform to the interim consolidated financial statement presentation used in 2010. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations related to iLead Media, Inc.

Use of Estimates

The preparation of the unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, derivatives, deferred income tax asset valuation allowances, stock compensation, and the value of stock options and warrants. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

At June 30, 2010, the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $3.5 million or 51.1% of gross accounts receivable from continuing operations at June 30, 2010 and approximately $2.5 million or 40.6% at December 31, 2009. This same customer contributed approximately $8.9 million and $15.8 million or 76.9% and 74.6%, respectively, of total net revenue from continuing operations for the three and six months ended June 30, 2010 and approximately $5.7 million and $13.5 million or 59.8% and 62.9%, respectively, of total net revenue from continuing operations for the three and six months ended June 30, 2009.

Interest Rate Swap Agreement

The Company adopted ASC 825, Financial Instruments (“ASC 825”) on January 1, 2008. ASC 825 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under GAAP. Upon adoption of ASC 825, the Company made no elections to record assets and liabilities at fair market value. The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our interest rate swap agreement qualifies as a cash flow hedge. Therefore, the effective portion of the fair value change is recorded through other comprehensive income, a component of stockholders’ equity while any ineffectiveness is recorded in the statement of operations.  In March 2009, the Company cancelled its only derivative and incurred a related expense of approximately $94,000 included in Other Expenses on the June 30, 2009 interim unaudited consolidated statements of operations for the six months then ended.

Note 2 - Property and Equipment

The net carrying value of property and equipment at June 30, 2010 and December 31, 2009 was:

	June 30, 2010 (unaudited)	December 31, 2009
Furniture and Fixtures	$639,107	$639,107
Equipment	3,218,715	3,161,665
Software	5,306,887	4,862,195
Leasehold Improvements	321,873	321,873
Assets Not Yet in Service	25,912	25,912
Subtotal	9,512,494	9,010,752
Less: Accumulated Depreciation and Amortization	5,909,600	4,973,777
Net Property and Equipment from Continuing Operations	$3,602,894	$4,036,975
Net Property and Equipment from Discontinued Operations	$844,193	$844,193
Total	$4,447,087	$4,881,168

Note 3 – Goodwill and Intangible Assets

The following is a schedule of the Company’s intangible assets from its continuing operations as of June 30, 2010 (unaudited):

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value
Names Database (1)	1-2 Years	$12,303,375	$(10,605,316)	$1,698,059
Website Development	5 Years	4,210,000	(3,689,729)	520,271
Customer Lists	5 Years	3,895,000	(3,822,814)	72,186
Vendor Relations	3 Years	2,682,000	(2,682,000)	-
Software	3 Years	1,195,000	(1,195,000)	-
Reference Materials	3-5 Years	571,000	(571,000)	-
Tradenames	5 Years	882,000	-	882,000
Total Intangible Assets		$25,738,375	$(22,565,859)	$3,172,516
Goodwill		$3,351,405	$-	$3,351,405

(1)  Amortization of Names Database included in data acquisition amortization for the three and six months ended June 30, 2010 was approximately $498,000 and $997,000, respectively. Amortization of Names Database included in data acquisition amortization for the three and six months ended June 30, 2009 was approximately $461,000 and $891,000, respectively.

 The Company’s amortization expense over the next five years as of June 30, 2010 is as follows:

2010	$1,165,279
2011	1,125,237
2012	-
2013	-
2014	-
Total	$2,290,516

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of June 30, 2010 (unaudited) and December 31, 2009:

	June 30, 2010	December 31, 2009
Accrued Expenses	$992,189	$978,333
Accrued Affiliate Payments	-	202,153
Accrued Judgment	-	310,450
Accrued Payroll and Bonus Liabilities	169,677	89,335
Capital Leases – Current Portion	176,108	176,937
Total	$1,337,974	$1,757,208

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of June 30, 2010 (unaudited) and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred Rent	$277,504	$265,473
Capital Leases – Less Current Portion	119,187	190,867
Total	$396,691	$456,340

Note 6 – Term and Credit Notes Payable

On December 24, 2009, the Company entered into the Second Amended and Restated Loan Agreements with Wachovia Bank, N.A.(“Wachovia”) pursuant to which the Company restructured its obligations with Wachovia to reallocate the amounts owed to the bank between the term note and the credit note and to extend the due date of the remaining portion of the obligations. Under the terms of the Second Amended and Restated Loan Agreements ("Amended Loan Agreement"), which have superseded all prior loan agreements with Wachovia, the Company issued Wachovia the Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5.3 million (the “Credit Note”) and the Second Amended and Restated Term Promissory Note in the principal amount of approximately $4.1 million (the “Term Note”).  Both the Credit Note and Term Note bear interest at the rate of LIBOR plus 7%, with a floor of 7%, (7.35% and 7.23% at June 30, 2010 and December 31, 2009, respectively) and are due on March 31, 2011.  Prior to the restructure, the Company owed Wachovia approximately $6.4 million under the previous credit note, with a maximum borrowing of $8,000,000. As described below, the maximum borrowing was reduced by $2.7 million and reallocated to the balance of the Term Note. The Company is permitted to have aggregate principal advances outstanding under this Credit Note of the lesser of (i) $5.3 million or (ii) 80% of eligible accounts receivable less reserves plus an “over-advance” of $2.1 million through May 31, 2010, which, over time, is reduced to $1.0 million at January 1, 2011, which remains at that level through maturity of the Credit Note.  Prior to the restructure, the Company owed Wachovia approximately $1.4 million under the previous term note. As part of the restructure, this amount was increased by $2.7 million.  The Company’s obligations under the loan agreement and the notes continue to be secured by a first priority lien, in favor of Wachovia, on all of the Company assets, including the stock of each of the operating subsidiaries, and are subject to certain financial covenants.

The Company further agreed to reduce the amounts owed Wachovia by approximately $100,000 at closing, $400,000 on or before December 31, 2009 and $500,000 split between June 30, 2010 and July 31, 2010. In addition, 25% of all net proceeds from equity sales made by the Company after July 31, 2010 and 100% of the net proceeds from the sale of any collateral or subsidiary will be used to further reduce our obligations to Wachovia. Under the terms of the loan agreement, the Company used funds from the exercise of warrants as previously disclosed and from the sale of our stock for these reductions, The amounts due under the notes can be accelerated if an event of default occurs as described in the notes, and our outstanding letter of credit of approximately $500,000 must be terminated or replaced by the maturity date of the notes.  The availability under the Credit Note will be reduced by the outstanding balance of any letters of credit.

Per the amended loan agreement with Wachovia, the Company is required to calculate its borrowing base monthly based on eligible accounts receivable. The Company’s outstanding balance on the Credit Note Payable as of June 30, 2010 and December 31, 2009 was approximately $4.1 million and $4.6 million, respectively.  In addition, the Company has approximately $475,000 under a letter of credit with our landlord as of June 30, 2010 and December 31, 2009. The Credit Note Availability is calculated as principal less the outstanding balance less the outstanding letters of credit. As of June 30, 2010 and December 31, 2009, the Company’s availability under its Credit Note was approximately $700,000 and $200,000, respectively.  As of June 30, 2010 and December 31, 2009, the Company’s outstanding balance on the Term Loan was approximately $2.1 million and $3.5 million, respectively.

On March 29, 2010, the Company entered into a First Amendment to the Second Amended and Restated Loan Agreement and First Amendment to Second Amended and Restated Revolving Credit Promissory Note with Wachovia Bank, N.A. which modified certain terms of the December 2009 agreement and Credit Note including i) accelerating a scheduled principal payment of $250,000 due on July 31, 2010  to March 29, 2010, ii) the $5.3 million Credit Note is reduced to $5.0 million over the term of the agreement, iii) the over-advance provided in the Credit Note is reduced from $2.1 million to $700,000 over the term of the agreement  and iv) changes to the covenants as reflected below.

Interest Rates; Repayment Terms. Interest on the unpaid principal balance of the credit note and term note accrues at LIBOR Market Index Rate plus 7% provided further that the interest rate shall in no event be less than 7%. The credit note matures on March 31, 2011. Amounts due under the Term Note are payable in monthly payments of $152,000 with any remaining principal due on March 31, 2011, the Term Note’s maturity. The principal amount of the Term Note will be reduced by the net proceeds to the Company upon the sale of MarketSmart Advertising, Inc.

Covenants. As detailed further in the Loan Amendment, so long as there remain any amounts outstanding under the credit note, the Company is required to maintain: (1) a “Funded Debt to EBITDA Ratio” (i) as of December 31, 2009 of not more than 4.25 to 1.00; (ii) as of March 31, 2010 of not more than 3.5 to 1.00; (iii) as of June 30, 2010 of not more than 4.0 to 1.00; (iv) as of September 30, 2010 of not more than 2.25 to 1.00; and (v) as of December 31, 2010 of not more than 1.75 to 1.00. This covenant shall be calculated at year end and quarterly, on a rolling four quarter basis; (2) a “Fixed Charge Coverage Ratio” (i) as of December 31, 2009 of not less than 0.50 to 1.00; (ii) as of March 31, 2010 of not less than 0.40 to 1.00; (iii) as of June 30, 2010 of not less than 0.45 to 1.00; (iv) as of September 30, 2010 of not less than 1.00 to 1.00; and (v) as of December 31, 2010 of not less than 1.50 to 1.00. This covenant shall be calculated at year end and quarterly, on a rolling four quarter basis.  In addition, the Company may not: (a) make capital expenditures (excludes acquired names and capitalized software) during any year exceeding $500,000; (b) incur any additional indebtedness unless approved by Wachovia; and (c) declare or pay dividends unless approved by Wachovia.  Additionally, so long as the credit facility remains in effect, the Company may not acquire or invest in, directly or indirectly, any business unless approved by Wachovia. The Company may not purchase, redeem, retire or otherwise acquire, directly or indirectly, any stock, securities, or evidence of indebtedness, unless approved by Wachovia.  The Company was in compliance at June 30, 2010 and December 31, 2009.

Note 7 - Stock-Based Compensation Plans

The stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, the Company grants options and restricted stock units ("RSUs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”), approved by the shareholders on June 18, 2010. Option and restricted stock unit vesting periods are generally zero to three years.

As of June 30, 2010, the Company had reserved 10.0 million shares of common stock for issuance under our 2005 LTIP. Under the 2005 LTIP, the Company has i) 8,276,122 options outstanding, ii) 400,000 shares issued to a former executive as severance and iii) 596,666 RSUs provided to employees, officers or directors.  As of June 30, 2010, we had approximately 727,212 shares available for grant under our 2005 LTIP.

As of June 30, 2010, the Company had reserved 7,000,000 shares of common stock for issuance under the 2010 ECP.  As of June 30, 2010, we had approximately 6,178,232 shares available for grant under our 2010 ECP.

The following table summarizes all stock based compensation grants:

	Stock Options	Severance	RSU's	Available Shares	Total
2010 ECP	821,768			6,178,232	7,000,000
2005 LTIP	8,276,122	400,000	596,666	727,212	10,000,000
Other Options - Non - LTIP	890,344	-	-	-	890,344
Total	9,988,234	400,000	596,666	6,905,444	17,890,344

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

In 2010, the Company granted options to purchase 937,500 shares of common stock under the 2005 LTIP with an average exercise price of $0.21 per share.  The Company also granted options to purchase 821,768 shares of common stock under the newly adopted 2010 ECP with an exercise price of $0.25 per share.

The Company recorded stock-based compensation expense for all equity incentive plans of approximately $227,000 and approximately $196,000 for the six months ended June 30, 2010 and 2009, respectively. The Company recorded stock-based compensation expense for all equity incentive plans of approximately $110,000 and approximately $93,000 for the three months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the aggregate intrinsic value of all outstanding options was approximately $52,000 with a weighted average remaining contractual term of 4.2 years, of which approximately 3.1 million of the outstanding options are currently exercisable with an aggregate intrinsic value of approximately $26,000, a weighted average exercise price of $0.97 and a weighted average remaining contractual term of 3.5 years.  No options were exercised during either period.  The total compensation cost at June 30, 2010 related to non-vested awards not yet recognized was approximately $0.6 million with an average expense recognition period of 2.26 years.

The following table summarizes information about stock option activity during the six months ended June 30, 2010 and 2009 respectively.

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, Beginning of Period	9,879,630	$0.57	6,730,405	$0.89
Granted	1,759,268	$0.23	850,000	$0.25
Forfeited or Expired	(1,650,664)	$0.57	(827,899)	$0.86
Exercised	-	0.00	-	0.00
Outstanding, End of Period	9,988,234	$0.53	6,752,506	$0.75
Exercisable, End of Period	3,125,751	$0.97	1,269,847	$1.71

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 was $0.23.

No option or warrant exercises occurred under any share-based payment arrangements for the six months ended June 30, 2010 or 2009.

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2010	2009
Expected Life in Years	5.0	3.5
Volatility	164.0%	90.7%
Risk Free Interest Rate	1.8%	2.2%
Dividend Yield	0.0%	0.0%

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

Warrants Outstanding

As of June 30, 2010, the Company had outstanding warrants for the potential issuance of 6,454,165 shares of common stock. Exercise price ranges from $0.30 to $3.50 as of June 30, 2010. These warrants were primarily issued in connection with private placements and debt issuances.

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

As a result of the granting of the investor relations warrants, the Company triggered the anti-dilution protection for warrants issued to investors in 2006 as part of their purchase and conversion of Series A Preferred Stock (“Investor Warrants”). As a result of the floor on each warrant the following represents the warrants that were outstanding, the stated exercise price and the adjusted exercise price. The Company issued 5,200,000 warrants with an exercise price of $2.50 per share, which was reduced to the floor of $2.00 per share. The Company issued 2,000,007 warrants with an exercise price of $3.05 per share, which was reduced to the floor of $2.55 per share. The Company issued 1,000,006 warrants with an exercise price of $4.00 per share, which was reduced to the floor of $3.50 per share.  Additionally, during the third quarter of 2009 the Company temporarily, from September 21, 2009 to September 29, 2009 (“Reduction Period”), re-priced the Investor Warrants. The Company provided a modification to the warrant agreements that i) reduced the exercise price from all the warrants ranging from $2.00 - $3.50 per share to $0.27 per share, the market price during the Reduction Period and ii) removed the cashless exercise feature. During the Reduction Period, 2,260,931 warrants were exercised for approximately $600,000.

Common Stock

In the three months ended June 30, 2010, we issued an aggregate of 579,113 shares of our common stock valued at approximately $110,000 to our executive officers and certain of our senior management in lieu of cash compensation.  The value of the shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.  The recipients had access to business and financial information concerning our company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Our policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense.  Since the ultimate resolution of uncertain tax positions depends on many factors and assumptions, we are not able to estimate the range of potential changes in the liability for unrecognized tax benefits or the timing of such changes.

Note 9 – Discontinued Operations:

 The table below summarizes unaudited financial results for the assets classified as held for sale which is primarily our MarketSmart Advertising, Inc. (“MSA”) and iLead business units:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenue	$2,175,813	$5,745,315	$6,284,416	$10,770,994
Income (Loss) From Discontinued Operations Before Income Taxes	(8,294)	508,323	785,308	1,044,858
Income (Loss) From Discontinued Operations	$(6,535)	$508,323	$787,067	$1,044,858

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

On June 3, 2010, we entered into an Asset Purchase Agreement (the “Agreement”) with Omega Direct Marketing, LLC (“Omega”) to sell all of the gross assets of our Exact Supplements, LLC. business (“Exact”).  The purchase price is 50% of all monthly revenues for the immediate 12 months after the date of the Agreement, less specific costs as defined in the Agreement.  We shall recognize gains from the sale of Exact only upon receipt of monies per the Agreement.  During the three and six months ended June 30, 2010, we did not recognize any gain or loss from this sale.  Additionally, as all assets of Exact were written off as of December 31, 2009 and, therefore, no gain or loss was recognized on the sale of Exact.

Note 10 - Net Loss Per Common Share.

During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  Because we report a net loss for all periods presented, shares associated with stock options and warrants are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for the periods presented.  Per share data is based on the weighted average number of shares outstanding.

Note 11 - Impact of New Accounting Standards Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing fair value measurements and disclosure guidance. The amendment requires new disclosures regarding the transfers in and out of level 1 and 2 fair value measurements and activity in level 3 fair value measurements. The amendment also clarifies existing disclosures regarding the level of disaggregated information as well as more disclosure around valuation techniques and inputs into fair value measurements. The guidance is effective for interim and annual reporting periods commencing after December 15, 2009, with a portion effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

 Note 12 - Segment Analysis

The Company is an Internet marketing services business separated into two reporting segments: Exchange and Direct. The Exchange Segment includes both the technologies and networks required to facilitate business to business transactions. The Direct Segment includes both the products and websites required to market to consumers online, a lead generation business and data collection and distribution.

The Company reports business within two operating segments, Exchange and Direct.  MSA and iLead (see Note 9) are reported as discontinued operations in our consolidated financial statements.

Listed below is a presentation of revenue, gross profit and earnings (loss) before interest, taxes, depreciation and amortization and stock based compensation for all reportable segments for the three and six months ended June 30, 2010 and 2009. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Compensation” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
Segment	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Exchange	$9,534,299	82.6%	$6,120,052	64.2%	$16,961,275	80.2%	$14,739,481	68.8%
Direct	2,012,745	17.4%	3,406,193	35.8%	4,183,240	19.8%	6,684,294	31.2%
Total Revenue	$11,547,044	100.0%	$9,526,245	100.0%	$21,144,515	100.0%	$21,423,775	100.0%

Gross Profit by Industry Segment

	Three Months Ended June 30		Six Months Ended June 30
Segment	2010	2009	2010	2009
Exchange	$2,965,155	$1,577,403	$5,218,786	$3,476,321
Direct	1,382,894	2,203,232	2,871,456	4,457,577
Total	$4,348,049	$3,780,635	$8,090,242	$7,933,898

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Compensation by Industry Segment

	Three Months Ended June 30		Six Months Ended June 30
Segment	2010	2009	2010	2009
Exchange	$887,519	$384,347	$1,366,522	$971,892
Direct	755,123	1,473,820	1,371,406	2,880,540
Corporate	(1,054,131)	(1,405,708)	(2,367,947)	(2,963,047)
Total	$588,511	$452,459	$369,981	$889,385

Note 13- Subsequent Events

In July 2010, we issued an aggregate of 247,668 shares of our common stock valued at approximately $40,800 to our executive officers and certain of our senior management in lieu of cash compensation.  The value of the shares equaled the fair market value of our common stock on the date of issuance.

In July 2010, the Board of Directors approved the plan to sell our Real Estate School Online ("RESO") business unit. Our consolidated financial statements filed with the SEC after June 30, 2010 will include RESO financial statements in discontinued operations.

We have evaluated all events that occurred after the balance sheet date but before our consolidated financial statements were available through July 31, 2010 to determine if they must be reported.  Our management determined that there were no reportable subsequent events to be disclosed.

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

Overview

We are an Internet marketing business with two segments:

●	Exchange, and
●	Direct.

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

We believe we have been on the forefront of these technologies for the past five years. From our click fraud technology, which has successfully proven its ability to eliminate bad traffic, to our introduction of transaction flagging within the Inuvo Platform to the targeting of advertisements based on behavioral information.  We have and will continue to operate our business based on the principle of quality.

In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory and strategic partners and web developers will soon have the ability to customize their implementation through an application-programming interface (API). We see our Company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our business is the information produced both on the advertiser side, where we see what kind of products convert, and on the publisher side, where we see what kind of websites attract viewers. This business intelligence allows for improved detection of fraudulent transactions and higher response rates.

In 2010, we continued the transformation of the company that began in early 2009.  In March 2010, we determined, due to a combination of market and strategic reasons, to exit the company owned and operated negative-option marketing programs, which became part of our Direct segment following the iLead Media, Inc. acquisition in 2006.  This business had historically represented as much as 20% of our historical revenue from continuing operations.  No revenue in the second quarter was from this former operation.

During 2010, we will continue to balance our desire to capture greater market share through investments in technology, sales and marketing with the capital limitations of our operations and debt/equity financing.

Results of Operations

While we continue the significant transformation that began in 2009 and which has included the elimination of positions, the sale of businesses with low correlation to our core mission and the reorganization of our operations along two business segments, our continuing operations enjoyed a 21% revenue growth for the second quarter of 2010 over the same quarter of the prior year.

Nevertheless, the downturn of the economy has impacted the advertising spend of our customers in our Exchange segment and consumer spending in our Direct segment, both of which adversely impacted our results of operations during the first half of 2010.  After a decline in the first quarter of 2010 compared to the same quarter last year, due to lower search revenue, the Exchange segment revenue grew in the second quarter of 2010 over the same quarter of the prior year by approximately $3.4 million. The Direct segment was impacted primarily by the retirement of the Primary AD service in the first six months of 2010 as compared to the same period in 2009.

In the three months ended June 30, 2010, gross profit increased by approximately 15.0% when compared to the same period in 2009 due to the increase in revenues.  However, our gross margin for the same periods has decreased due to the shift in revenue to the Exchange Segment which historically has lower margins compared to the Direct Segment.

Our net loss from continuing operations in the second quarter of 2010 improved by approximately $200,000 from the comparable period in 2009 primarily as a result of the increased revenues.

Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

Net Revenue

Total net revenue from our Exchange and Direct segments for six months ended June 30, 2010 and 2009 were as follows (in thousands and unaudited):

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
	(unaudited)		(unaudited)
Exchange Segment	$16,962	80.2%	$14,740	68.8%	$2,222	15.1%
Direct Segment	4,183	19.8%	6,684	31.2%	(2,501)	37.4%
Total Net Revenue	$21,145	100.0%	$21,424	100.0%	$(279)	(1.3)%

Net revenue from our Exchange segment increased primarily due to our largest customer expanding its activity through our network.  The Company serves hundreds of thousands of individual advertisers within the business.  Access to those advertisers comes principally through our relationship with a top three search engine.  The search network is concentrated on a limited number of customers.  For the six months ended June 30, 2010, 92.9% of our net revenue in our Exchange segment was attributable to this relationship as compared to 91.3% for the same period in 2009.  A loss of, or reduction of revenue from, this partner could have a significant negative impact on the revenue of this segment and the Company.

The decline in net revenue from our Direct segment of approximately $2.5 million in the six months ended June 30, 2010 as compared to the same period of 2009 was primarily due to a decrease in Primary Ads platform revenue of approximately $1.7 million as a result of our decision to retire the Primary Ads service.  Additionally, we experienced a decline in revenue of approximately $100,000 from our internet based Real Estate School business for the first six months of 2010 as compared to the same period in 2009.

Net revenues from our BabytoBee business was approximately $3.7 million in the first half of 2010 as compared to approximately $4.4 million for the comparable period in 2009, a decrease of 15.4% due to a decline in lead volumes.  As we diversify and expand our lead sources, we believe we can increase our lead volume and revenue.

Cost of Revenue and Gross Profit

To better present our results of operations in a way that allows for better transparency and understanding, in 2009 we expanded the operating expense category of our consolidated results of operations to include the components of cost of revenue and other operating expenses.  Cost of revenue, which includes affiliate payments, data acquisition, merchant processing fees and product costs, were as follows:

	Six Months Ended June 30,
	2010 % of Revenue	2009 % of Revenue	% Change
Affiliate Payments	55.4%	55.5%	(0.1)%
Data Acquisition	5.6%	6.2%	(0.6)%
Merchant Processing Fees	0.2%	0.6%	(0.4)%
Product Costs	0.5%	0.7%	(0.2)%
Total Cost of Revenue as a Percentage of Net Revenue	61.7%	63.0%	(1.3)%

The decrease in affiliate payments in the first half of 2010 as a percentage of revenue compared to the same period in 2009 is due to an increase in our search spend which drives revenue directly to our advertisers rather than through affiliates.

The decrease in data acquisition in the first half of 2010 compared to the same period in 2009 is due primarily to email distribution costs tied to our Direct segment as revenue from our BabytoBee has decreased over this same period.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to 38.3% in the first half of 2010 from 37.0% in the same period in 2009.  As a result, gross profit increased approximately $0.2 million in the first half of 2010 from the comparable period in 2009.  The following table provides information on gross profit by operating segment for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2010	% of Gross Profit	2009	% of Gross Profit	Change	% Change
	(unaudited)		(unaudited)
Exchange Segment	$5,219	64.5%	$3,476	43.8%	$1,743	50.1%
Direct Segment	2,871	35.5%	4,458	56.2%	(1,587)	(35.6)%
Total Gross Profit	$8,090	100.0%	$7,934	100.0%	$156	2.0%

The decrease in gross profit in our Direct segment in first half of 2010 from the comparable period in 2009 is primarily attributed to a reduction in revenue as noted above.  Gross profit in our Direct segment for the six months ended June 30, 2010 and 2009 were 68.6% and 68.4%, respectively, of Direct segment net revenue.

Gross profit in our Exchange segment increased in the first half of 2010 from the comparable period in 2009 as the result of our increased search spending in 2010 compared to 2009.  For the first half of 2010 and 2009, gross profit of our Exchange segment was approximately 30.8% and 22.7%, respectively.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses were as follows (in thousands and unaudited):

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Search Costs	$1,414	6.7%	$377	1.7%	$1,037	275.1%
Compensation and Telemarketing	5,308	25.1%	5,304	24.8%	4	0.1%
Selling, General and Administrative	3,936	18.6%	4,398	20.5%	(462)	(10.5)%
Total Other Operating Expenses	$10,658	50.4%	$10,079	47.0%	$579	5.7%

In addition to incurring operating expenses specifically attributable for each of our segments, we also incur expenses associated with our corporate operations, which include compensation, professional fees, facility cost, connectivity, insurance, travel and entertainment.  Operating expenses by segment, as well as operating expense associated with our corporate operations, were as follows (in thousands and unaudited):

	Six Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Exchange Segment	$4,267	20.2%	$3,366	15.7%	$901	26.8. %
Direct Segment	2,941	13.9%	3,482	16.3%	(541)	(15.5)%
Corporate	3,450	16.3%	3,231	15.0%	219	6.8%
Total	$10,658	50.4%	$10,079	47.0%	$579	5.7%

The increase of operating expenses in our Exchange segment was primarily attributed to an increase in search spend expenses of $0.3 million that was partially offset by reductions in depreciation and amortization expense of approximately $0.4 million.

The decline in operating expenses in our Direct segment is due to primarily to decreases in depreciation of $0.2 million, a reduction of bad debt expense of $0.1 million and a reduction of search spend of approximately $0.2 million.

We will continue to manage and reduce operating expenses including through a reduction in headcount, professional fees other SG&A expense, which will be partially offset by increases in Exchange segment search costs.

The increase in Corporate expenses in the six months ended June 30, 2010 compared to the same period in 2009 is due to an increase in bad debt expense of $0.3 million and an increase in depreciation and amortization of $0.6 million partially offset by payroll and related expenses of $0.4 million.

Other Income (Expense)

Interest expense which is related to our borrowings from Wachovia Bank, N.A. decreased by 14.6% during the first half of 2010 as compared to 2009 due primarily to the reduction in principal balances on the borrowings.

Additionally, the Company recorded other expense of approximately $94,000 in 2009 which related to the cancellation of the interest rate swap with no comparable item in 2010.

Net (Loss) Income From Discontinued Operations

The decline in discontinued operations in the first six months of 2010 is primarily attributed to the gain on the sale of the dating business of approximately $288,000 in the first quarter of 2009, with no comparable gain in 2010.   Additionally, the ilead business was discontinued on March 1, 2010.

Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Net Revenue

Total net revenue from our Exchange and Direct segments for three months ended June 30, 2010 and 2009 were as follows (in thousands and unaudited):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Exchange Segment	$9,534	82.6%	$6,120	64.2%	$3,414	55.8%
Direct Segment	2,013	17.4%	3,406	35.8%	(1,393)	(40.9)%
Total Net Revenue	$11,547	100.0%	$9,526	100.0%	$2,021	21.2%

Net revenue from our Exchange segment increased primarily due to our largest customer expanding its activity through our network. The Company serves hundreds of thousands of individual advertisers within the business.  Access to those advertisers comes principally through our relationship with a top three search engine.  For the three months ended June 30, 2010, 93.1% of our net revenue in our Exchange segment was attributable to this relationship as compared to 92.9% for the same period in 2009.

The decline in net revenue from our Direct segment of approximately $1.4 million in the three months ended June 30, 2010 as compared to the same period of 2009 was primarily due to a decrease in Primary Ads platform revenue of approximately $0.9 million as a result of our decision to retire the Primary Ads service and migrate customers to our Exchange segment platform. Additionally, we experienced a decline in revenue of approximately $100,000 from our internet based Real Estate School for the three months ended June 30, 2010 as compared to the same period in 2009.

Net revenues from our BabytoBee business was approximately $1.8 million in three months ended June 30, 2010 as compared to approximately $2.3 million for the comparable period in 2009, a decrease of 20.0% due to a decline in lead volumes.  As we diversify and expand our lead sources, we believe we can increase our lead volume and revenue.

Cost of Revenue and Gross Profit

Cost of revenue, which includes affiliate payments, data acquisition, merchant processing fees and product costs, were as follows (in thousands and unaudited):

	Three Months Ended June 30,
	2010 % of Revenue	2009 % of Revenue	% Change
Affiliate Payments	56.9%	52.4%	4.5%
Data Acquisition	5.0%	7.1%	(2.1)%
Merchant Processing Fees	0.1%	0.2%	(0.1)%
Product Costs	0.3%	0.6%	(0.3)%
Total Cost of Revenue as a Percentage of Net Revenue	62.3%	60.3%	2.0%

The increase in affiliate payments in the second quarter of 2010 as a percentage of revenue compared to the same period in 2009 an increase in volume from our Inuvo Platform and the increase in revenue from our search network.  We anticipate that these costs will continue to increase as revenue from the Inuvo platform and our search network increases.

The decrease in data acquisition in the second quarter of 2010 compared to the same period in 2009 is due primarily to email distribution costs tied to our Direct segment as revenue from our BabytoBee has decreased over this same period.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin decreased to 37.7% during the three months ended June 30, 2010 from 39.7% in the same period in 2009.  This decrease in margin is due to the higher percentage of our revenue derived from our Exchange segment that historically has a lower margin as compared to our Direct segment.  Overall, gross profit increased approximately $0.6 million during the three months ended June 30, 2010 from the comparable period in 2009.  The following table provides information on gross profit by operating segment for each of the periods presented (in thousands and unaudited):

	Three Months Ended June 30,
	2010	% of Gross Profit	2009	% of Gross Profit	Change	% Change
Exchange Segment	$2,965	68.2%	$1,578	41.7%	$1,387	87.9%
Direct Segment	1,383	31.8%	2,203	58.3%	(820)	(37.2)%
Total Gross Profit	$4,348	100.0%	$3,781	100.0%	$567	15.0%

The decrease in gross profit in our Direct segment during the three months ended June 30, 2010 from the comparable period in 2009 is primarily attributed to a reduction in revenue as noted above.  Gross margin in our Direct segment for the second quarters of 2010 and 2009 were approximately 68.7% and 64.6%, respectively.  The increase in margin is due to the reduction of Primary Ads revenue as part of the Direct segment in 2009 as compared to 2010.

Gross profit in our Exchange segment increased in the second quarter of 2010 from the comparable period in 2009 as the result of our increased search spending in 2010 compared to 2009.  For the three months ended June 30, 2010 and 2009, gross margin of our Exchange segment was approximately 31.1% and 25.8%, respectively, of Exchange segment net revenue.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses were as follows (in thousands and unaudited):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Search Costs	$889	7.7%	$176	1.8%	$713	405.1%
Compensation and Telemarketing	2,473	21.4%	2,711	28.5%	(238)	(8.8)%
Selling, General and Administrative	1,889	16.4%	1,981	20.8%	(92)	(4.6)%
Total Other Operating Expenses	$5,251	45.5%	$4,868	51.1%	$383	7.9%

In addition to incurring operating expenses specifically attributable for each of our segments, we also incur expenses associated with our corporate operations, which include compensation, professional fees, facility cost, connectivity, insurance, travel and entertainment.  Operating expenses by segment, as well as operating expense associated with our corporate operations, were as follows (in thousands and unaudited):

	Three Months Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Exchange Segment	$2,181	18.8%	$1,597	16.8%	$584	36.6%
Direct Segment	1,237	10.7%	1,781	18.7%	(544)	(30.5)%
Corporate	1,833	16.0%	1,490	15.6%	343	23.0%
Total	$5,251	45.5%	$4,868	51.1%	$383	7.9%

The increase of operating expenses in our Exchange segment was primarily attributed to an increase in search spend expenses of $0.8 million that was partially offset by reductions in depreciation and amortization expense of $0.3 million

The decline in operating expenses in our Direct segment was primarily attributed to a reduction in depreciation of $0.2 million in addition to a decrease in payroll and telecommunication expenses of $0.3 million.

The increase in Corporate expenses during the three months ended June 30, 2010 compared to the same period in 2009 is due to an increase in bad debt expense of $0.2 million and an increase in depreciation and amortization of $0.5 million partially offset by reductions in payroll and related expenses of $0.2 million.

Other Income (Expense)

Interest expense which is related to our borrowings from Wachovia Bank, N.A. decreased by 23.1% during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due primarily to the reduction in principal balances on the borrowings.

Net (Loss) Income From Discontinued Operations

The decline in income from discontinued operations in the first six months of 2010 is primarily attributed to the gain on the sale of the dating business of approximately $288,000 in the first quarter of 2009, with no comparable gain in 2010 and the loss of the iLead business on March 1, 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. Our principal sources of liquidity are cash from operations, cash on hand and the credit facility with Wachovia Bank, N.A.  In addition, during the third and fourth quarters of 2009, we raised approximately $4.8 million in additional working capital through the exercise of warrants and sale of our securities.  We do not have any commitments for capital expenditures which come due within the next 12 months.  Due to the maturity in March 2011 of the Wachovia term and credit notes under the credit facility, we do not believe, that our existing cash, bank credit note and cash generated from operations will be sufficient to satisfy our anticipated cash needs, through the next 12 months.  However, the Company intends to refinance the balance of the obligation to Wachovia before the maturity date.  Our liquidity has been negatively affected by the corporate restructuring underway since 2008 including the discontinuance of the iLead business in March 2010 which generated approximately $2.7 million a quarter in revenue.  As a result, in the first quarter of 2010 we implemented a cost reduction plan to offset this lost business which generally included a reduction in employees and related expenses.  In addition, during the first six months of 2010, our executive officers and certain of our senior management have accepted shares of our common stock, valued at fair market value, in lieu of cash compensation in an effort to conserve our cash resources.  Additionally, we may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position.  Depending upon the capital available to us, we may seek to refinance the Wachovia obligation.  We cannot be assured that additional financing will be available on favorable terms to us, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution.

 Net cash used by operating activities during the six months ended June 30, 2010 totaled $35,998 and resulted primarily from a increase in accounts receivable of $1,006,576, the loss in discontinued operations of $879,082 and the reduction of accrued expenses of $498,119, partially offset by a increase in accounts payable of $1,281,205.   Net cash provided by operating activities during the six months ended June 30, 2009 totaled approximately $5,056,000 and resulted from a decrease in accounts receivable of $3,436,340, the income from continuing operations of $853,491 and a decrease in cash from the change in other operating assets and liabilities of $698,766.

Net cash used in investing activities during the six months ended June 30, 2010 totaled $1,517,423 and resulted from $1,034,917 spent on Names and $482,506 used for purchases of equipment and software.   Net cash used in investing activities during the six months ended June 30, 2009 totaled $1,201,174 and resulted from $1,103,848 spent on Names and  $847,311 used for purchases of equipment and software both of which were partially offset by a gain on the sale of discontinued operations of $749,985.

Net cash used in financing activities during the six months ended June 30, 2010 was $1,963,000 and resulted primarily from the net repayments under our bank term note and credit facility.   Net cash used in financing activities during the six months ended June 30, 2009 was $2,699,676 and resulted primarily from the net payments under our bank term note and credit facility.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

Johannesburg v Inuvo, Inc., successor in interest to Real Estate School Online, Inc., Case No. 07-L-253, Circuit Court of the Tenth Judicial Circuit of Illinois Peoria County.  On July 13, 2007, Perry Johannesburg, former employee, filed a breach of employment contract action.  Judgment was entered against us in this matter on December 8, 2009 in the amount of approximately $300,000 as to Count I and $500,000 as to Count II of the complaint.   Upon motion by us, the court vacated the judgment as to Count II on February 19, 2010.  During June 2010, we settled the both counts with Mr. Johannesburg for approximately $300,000.

ITEM 1A.                   RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended June 30, 2010, we issued an aggregate of 579,133 shares of our common stock valued at approximately $110,000 to our executive officers and certain of our senior management in lieu of cash compensation.  The value of the shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.  The recipients had access to business and financial information concerning our company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                      OTHER INFORMATION.
 On June 3, 2010, we entered into an Asset Purchase Agreement with Omega Direct Marketing, LLC to sell all of the gross assets of our Exact Supplements, LLC. subsidiary.  Included in the assets are the user name, address, phone number and where applicable email address for all clients, the websites, brand, creative and trademarks of Exact Supplements, and warehouse inventory  The purchase price for the assets is 50% of all monthly revenues derived from any and all use or sale of the assets in connection with the active and inactive clients listed in the agreement and sale of the inventory collected by the buyer during the one-year period following the day of the first transaction with the active clients.  There were no liabilities associated with this subsidiary on the closing date of the transaction.  We will recognize gains from the sale of Exact only upon receipt of monies in accordance with the terms of the agreement.  The Asset Purchase Agreement contained customary cross indemnification provisions.

ITEM 6.                      EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INUVO, INC.

Date: August 3, 2010	By:	/s/ Richard K. Howe
Richard K. Howe Chief Executive Officer, principal executive officer

Date: August 3, 2010	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz Chief Financial Officer, principal financial and accounting officer