Form 10-Q
period 2010-09-30
INUVO, INC.
filed 2010-11-03
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at November 2, 2010
Common Stock	85,499,891

INUVO, INC.
FORM 10-Q
Quarter Ended September 30, 2010

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$1,644,263	$4,843,128
Restricted cash	170,658	638,285
Accounts receivable, net of allowance for doubtful accounts of $884,298 and $1,344,648, respectively	5,700,667	4,671,510
Unbilled revenue	47,848	55,117
Prepaid expenses and other current assets	460,404	380,435
Current assets of discontinued operations	555,047	2,421,758
Total current assets	8,578,887	13,010,233
Property and equipment, net	3,202,915	4,881,168
Other assets:
Goodwill	3,351,405	3,351,405
Intangible assets	2,790,529	3,805,707
Other assets	92,005	1,657
Other assets of discontinued operations	-	775,000
Total other assets	6,233,939	7,933,769
Total assets	$18,015,741	$25,825,170

Liabilities and stockholders’ equity
Current liabilities:
Term and credit notes payable – current portion	$4,955,660	$2,324,000
Accounts payable	5,646,441	4,431,285
Deferred revenue	48,419	112,773
Accrued expenses and other current liabilities	1,749,922	1,743,934
Current liabilities of discontinued operations	544,184	2,531,601
Total current liabilities	12,944,626	11,143,593

Long-term liabilities:
Term and credit notes payable – long-term	-	5,786,806
Other long-term liabilities	378,900	456,340
Long-term liabilities of discontinued operations	213,516	214,829
Long-term liabilities	592,416	6,457,975

Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares — 5,000,000 — none issued or outstanding	-	-
Common stock, $.001 par value:
Authorized shares, 200,000,000, issued shares 91,016,847 and 89,959,283, respectively
Outstanding shares — 85,499,891 and 84,442,327, respectively	91,083	89,959
Additional paid in capital	111,473,458	110,895,166
Accumulated deficit	(104,989,736)	(100,665,417)
Treasury stock – 5,516,956 shares	(2,096,106)	(2,096,106)
Total stockholders’ equity	4,478,699	8,223,602
Total liabilities and stockholders’ equity	$18,015,741	$25,825,170

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$14,270,285	$9,317,368	$34,974,369	$30,176,970
Cost of revenue:
Affiliate payments	7,861,565	5,146,762	19,572,820	17,036,009
Data acquisition	564,724	593,431	1,739,497	1,927,391
Merchant processing fees and product costs	27,845	7,768	86,520	124,713
Cost of revenue	8,454,134	5,747,961	21,398,837	19,088,113
Gross profit	5,816,151	3,569,407	13,575,532	11,088,857
Operating expenses:
Search costs	1,705,124	113,716	3,059,407	330,284
Compensation and telemarketing	2,525,672	2,882,104	7,808,735	8,052,410
Selling, general and administrative	1,785,609	1,898,327	5,707,928	6,234,764
Total operating expenses	6,016,405	4,894,147	16,576,070	14,617,458
Operating loss	(200,254)	(1,324,740)	(3,000,538)	(3,528,601)
Other income(expense):
Interest income	1,693	670	2,331	4,600
Interest expense	(134,950)	(182,296)	(446,354)	(546,957)
Other income (expense)	13,134	(2,213)	13,134	(96,267)
Other expenses, net	(120,123)	(183,839)	(430,889)	(638,624)
Loss from continuing operations before taxes	(320,377)	(1,508,579)	(3,431,427)	(4,167,225)
Income tax expense	(1,760)	-	(2,642)	-
Net loss from continuing operations	(322,137)	(1,508,579)	(3,434,069)	(4,167,225)
Net (loss) income from discontinued operations	(1,910,302)	(519,798)	(890,252)	584,247
Net loss	$(2,232,439)	$(2,028,377)	$(4,324,321)	$(3,582,978)
Per common share data:
Basic and diluted:
Net loss from continuing operations	$(0.00)	$(0.02)	$(0.04)	$(0.06)
Net (loss) income from discontinued operations	(0.02)	(0.01)	(0.01)	0.01
Net loss	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Weighted average shares (basic and diluted)	85,217,805	65,655,515	84,753,772	65,559,952

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(4,324,321)	$(3,582,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,782,870	4,280,572
Provision for doubtful accounts	427,000	263,253
Stock based compensation	579,416	310,579
Loss (gain) on sale of discontinued operations	1,482,757	(288,814)
Change in operating assets and liabilities:
Restricted cash	467,627	329,118
Accounts receivable	(1,456,157)	3,519,357
Prepaid expenses and other assets	(22,576)	(417,634)
Accounts payable	1,215,156	(508,351)
Deferred revenue	(64,354)	366,942
Other accrued expenses and current liabilities	45,279	316,984
Net cash provided by operating activities from continuing operations	2,132,697	4,589,028
Net cash used in operating activities from discontinued operations	(246,687)	(402,392)
Net cash provided by operating activities	1,886,010	4,186,636

Investing activities:
Purchases of equipment and software	(674,671)	(1,142,201)
Purchase of names database	(1,377,151)	(1,581,823)
Proceeds from sale of discontinued operations	247,147	749,985
Net cash used in investing activities	(1,804,675)	(1,974,039)

Financing activities:
Principal payments made on term note payable and other long-term liabilities	(2,240,200)	(2,125,608)
Advances from credit note payable	25,142,000	26,540,054
Payments on credit note payable	(26,182,000)	(26,889,000)
Proceeds from the sale of common stock	-	610,451
Net cash used in financing activities	(3,280,200)	(1,864,103)
(Decrease) increase in cash	(3,198,865)	348,494
Cash, beginning of period	4,843,128	360,315
Cash, end of period	$1,644,263	$708,809

Supplemental information:
Interest paid	$428,987	$545,433

Non-cash investing activities:
Equipment under capital leases	$19,236	$126,368
Furniture and Fixtures sold under notes receivable	$140,472	$-
MSA Assets sold under notes receivable	$766,636	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

INUVO, INC.
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
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

Discontinued Operations

During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising, Inc. (“MSA”) operations and, effective August 31, 2010, the Company sold MSA.  Additionally during the second quarter of 2008, the Company ceased operations of its Web Diversity Ltd. (“Web Diversity”) subsidiary. In 2008, the Company also made a decision to divest its Cherish, Inc. (“Cherish”) and Vintacom Florida Inc (“Vintacom”) operations.  On February 17, 2009, the Company concluded the sale of Cherish.  In the second half of 2009, the Company ceased operations of Vintacom.  In July 2010, the Board of Directors approved the plan to sell our Real Estate School Online (“RESO”) business unit.

In March 2010, we determined that as a result of market pressure from credit-card processors, we accelerated our decision to exit the negative-option marketing programs which became part of our Direct segment following the iLead Media, Inc. (“iLead”) acquisition in 2006.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009, and filed with the SEC. The interim unaudited consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassification

For comparability, the 2009 unaudited consolidated financial statements reflect reclassifications where appropriate to conform to the interim consolidated financial statement presentation used in 2010.  Certain prior period amounts have been reclassified to conform to the current presentation related to the discontinued operations of iLead and RESO.

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

At September 30, 2010, the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $4.0 million or 60.1% of gross accounts receivable from continuing operations at September 30, 2010 and approximately $2.5 million or 41.3% at December 31, 2009. This same customer contributed approximately $11.9 million and $27.7 million or 83.6% and 79.2%, respectively, of total net revenue from continuing operations for the three and nine months ended September 30, 2010 and approximately $6.1 million and $19.5 million or 65.0% and 64.7%, respectively, of total net revenue from continuing operations for the three and nine months ended September 30, 2009.

Interest Rate Swap Agreement

The Company adopted ASC 825, Financial Instruments (“ASC 825”) on January 1, 2008. ASC 825 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under GAAP. Upon adoption of ASC 825, the Company made no elections to record assets and liabilities at fair market value. The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Our interest rate swap agreement qualifies as a cash flow hedge. Therefore, the effective portion of the fair value change is recorded through other comprehensive income, a component of stockholders’ equity while any ineffectiveness is recorded in the statement of operations.  In March 2009, the Company cancelled its only derivative and incurred a related expense of approximately $94,000 included in Other Expenses on the September 30, 2009 interim unaudited consolidated statements of operations for the nine months then ended.

Liquidity

The Company has experienced losses for the three and nine months ended September 30, 2010.  Its liquidity has been negatively affected by the corporate restructurings underway since 2008.  The Company’s principal sources of liquidity are cash from operations, cash on hand and its credit facility with Wachovia Bank, N.A. which is coming due in March 2011 as described in Note 6.  The Company intends to refinance the obligation before the maturity date, but cannot be assured that additional financing will be available on favorable terms or at all.

Note 2 - Property and Equipment

The net carrying value of property and equipment at September 30, 2010 (unaudited) and December 31, 2009 was:

	September 30, 2010	December 31, 2009
Furniture and fixtures	$427,121	$639,107
Equipment	3,203,174	3,161,665
Software	5,529,593	4,862,195
Leasehold improvements	321,873	321,873
Assets not yet in service	-	25,912
Subtotal	9,481,761	9,010,752
Less: accumulated depreciation and amortization	6,278,846	4,973,777
Net property and equipment from continuing operations	$3,202,915	$4,036,975
Net property and equipment from discontinued operations	$-	$844,193
Total	$3,202,915	$4,881,168

Note 3 – Goodwill and Intangible Assets

The following is a schedule of the Company’s intangible assets from its continuing operations as of September 30, 2010 (unaudited):

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value
Names database (1)	1-2 Years	$12,645,609	$(11,094,037)	$1,551,572
Website development	5 Years	4,210,000	(3,900,229)	309,771
Customer lists	5 Years	3,895,000	(3,847,814)	47,186
Vendor relations	3 Years	82,000	(82,000)	-
Software	3 Years	95,000	(95,000)	-
Reference materials	3-5 Years	571,000	(571,000)	-
Tradenames		882,000	-	882,000
Total intangible assets		$22,380,609	$(19,590,080)	$2,790,529
Goodwill		$3,351,405	$-	$3,351,405

(1)  Amortization of Names Database included in data acquisition amortization for the three and nine months ended September 30, 2010 was approximately $489,000 and $1,486,000, respectively.  Amortization of Names Database included in data acquisition amortization for the three and nine months ended September 30, 2009 was approximately $466,000 and $1,357,000, respectively.  The Company does not amortize the carrying value of its Tradenames.

 The Company’s amortization expense over the next five years as of September 30, 2010 is as follows:

2010	$688,999
2011	1,066,239
2012	153,291
2013	-
2014	-
Total	$1,908,529

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of September 30, 2010 (unaudited) and December 31, 2009:

	September 30, 2010	December 31, 2009
Accrued expenses	$1,328,093	$977,793
Accrued affiliate payments	-	202,153
Accrued judgment	-	310,450
Accrued payroll and bonus liabilities	267,772	76,601
Capital leases – current portion	154,057	176,937
Total	$1,749,922	$1,743,934

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of September 30, 2010 (unaudited) and December 31, 2009:

	September 30, 2010	December 31, 2009
Deferred rent	$284,688	$265,473
Capital leases – less current portion	94,212	190,867
Total	$378,900	$456,340

Note 6 – Term and Credit Notes Payable

On December 24, 2009, the Company entered into the Second Amended and Restated Loan Agreements with Wachovia Bank, N.A.(“Wachovia”) pursuant to which the Company restructured its obligations with Wachovia to reallocate the amounts owed to the bank between the term note and the credit note and to extend the due date of the remaining portion of the obligations. Under the terms of the Second Amended and Restated Loan Agreements ("Amended Loan Agreement"), which have superseded all prior loan agreements with Wachovia, the Company issued Wachovia the Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5.3 million (the “Credit Note”) and the Second Amended and Restated Term Promissory Note in the principal amount of approximately $4.1 million (the “Term Note”).  Both the Credit Note and Term Note bear interest at the rate of LIBOR plus 7%, with a floor of 7%, (7.26% and 7.23% at September 30, 2010 and December 31, 2009, respectively) and are due on March 31, 2011.  Prior to the restructure, the Company owed Wachovia approximately $6.4 million under the previous credit note, with a maximum borrowing of $8,000,000. As described below, the maximum borrowing was reduced by $2.7 million and reallocated to the balance of the Term Note. The Company is permitted to have aggregate principal advances outstanding under this Credit Note of the lesser of (i) $5.3 million or (ii) 80% of eligible accounts receivable less reserves plus an “over-advance” of $2.1 million through May 31, 2010, after which the “over advance” is reduced to $700,000   at January 1, 2011, and remains at that level through maturity of the Credit Note.  Prior to the restructure, the Company owed Wachovia approximately $1.4 million under the previous term note. As part of the restructure, this amount was increased by $2.7 million.  The Company’s obligations under the loan agreement and the notes continue to be secured by a first priority lien, in favor of Wachovia, on all of the Company assets, including the stock of each of the operating subsidiaries, and are subject to certain financial covenants.

The Company further agreed to reduce the amounts owed Wachovia by approximately $100,000 at closing, $400,000 on or before December 31, 2009 and $500,000 split between March 31, 2010 and July 31, 2010. In addition, 25% of all net proceeds from equity sales made by the Company after July 31, 2010 and 100% of the net proceeds from the sale of any collateral or subsidiary will be used to further reduce our obligations to Wachovia. Under the terms of the loan agreement, the Company used funds from the exercise of warrants as previously disclosed and from the sale of our stock for these reductions, The amounts due under the notes can be accelerated if an event of default occurs as described in the notes, and our outstanding letter of credit of $475,000 must be terminated or replaced by the maturity date of the notes.  The availability under the Credit Note is reduced by the outstanding balance of any letters of credit.

Per the Amended Loan Agreement, the Company is required to calculate its borrowing base monthly based on eligible accounts receivable. The Company’s outstanding balance on the Credit Note as of September 30, 2010 and December 31, 2009 was approximately $3.6 million and $4.6 million, respectively.  In addition, the Company has approximately $475,000 under a letter of credit with our landlord as of September 30, 2010 and December 31, 2009.  The Credit Note availability is calculated as principal less the outstanding balance less the outstanding letters of credit. As of September 30, 2010 and December 31, 2009, the Company’s availability under its Credit Note was approximately $1,120,000 and $200,000, respectively.  As of September 30, 2010 and December 31, 2009, the Company’s outstanding balance on the Term Loan was approximately $1.4 million and $3.5 million, respectively.

On March 29, 2010, the Company entered into a First Amendment to the Amended  Loan Agreement and the Credit Note with Wachovia Bank, which modified certain terms including i) accelerating a scheduled principal payment of $250,000 due on July 31, 2010  to March 29, 2010, ii) reducing the $5.3 million Credit Note to $5.0 million over the term of the agreement, iii) reducing the over-advance provided in the Credit Note from $2.1 million to $700,000 over the term of the agreement ($1.3 million at September 30, 2010) and iv) changing to the covenants as reflected below.

On September 29, 2010, the Company entered into a Second Amendment to the Amended Loan Agreement with Wachovia to add back any loss or closing expenses or deduct any gain, related to the sale of various discontinued operations, in the calculation of the financial covenants as defined below.

Interest Rates; Repayment Terms. Interest on the unpaid principal balance of the Credit Note and Term Note accrues at LIBOR Market Index Rate plus 7% provided further that the interest rate shall in no event be less than 7%. The Credit Note matures on March 31, 2011. Amounts due under the Term Note are payable in monthly payments of $152,000 with any remaining principal due on March 31, 2011. The principal amount of the Term Note will be reduced by the net cash proceeds to the Company upon the sale of MSA and RESO.

Covenants. As detailed further in the First Amendment to the Amended Agreement, so long as there remain any amounts outstanding under the Credit Note, the Company is required to maintain: (1) a “Funded Debt to EBITDA Ratio” (i) as of December 31, 2009 of not more than 4.25 to 1.00; (ii) as of March 31, 2010 of not more than 3.5 to 1.00; (iii) as of June 30, 2010 of not more than 4.0 to 1.00; (iv) as of September 30, 2010 of not more than 2.25 to 1.00; and (v) as of December 31, 2010 of not more than 1.75 to 1.00. This covenant is calculated quarterly, on a rolling four quarter basis; and (2) a “Fixed Charge Coverage Ratio” (i) as of December 31, 2009 of not less than 0.50 to 1.00; (ii) as of March 31, 2010 of not less than 0.40 to 1.00; (iii) as of June 30, 2010 of not less than 0.45 to 1.00; (iv) as of September 30, 2010 of not less than 1.00 to 1.00; and (v) as of December 31, 2010 of not less than 1.50 to 1.00. This covenant is calculated quarterly, on a rolling four quarter basis.  In addition, the Company may not, without the approval of Wachovia: (a) make capital expenditures (excluding acquired names and capitalized software) during any calendar year exceeding $500,000; (b) incur any additional indebtedness; or (c) declare or pay dividends.  The Amended Loan Agreement further prohibits the Company from acquiring or investing in, directly or indirectly, or purchasing, redeeming, retiring or otherwise acquiring, directly or indirectly, any stock, securities, or evidence of indebtedness.   The Company was in compliance with all covenants at September 30, 2010 and December 31, 2009.

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

As of September 30, 2010, the Company had reserved 7,000,000 shares of common stock for issuance under the 2010 ECP of which 3,809,487 shares were available for grant.

The following table summarizes all stock based compensation grants (unaudited):

	Stock Options	Severance	RSU's	Available Shares	Total
2010 ECP	3,190,513	-	-	3,809,487	7,000,000
2005 LTIP	8,238,622	400,000	596,666	764,712	10,000,000
Other options - Non - LTIP	415,344	-	-	-	415,344
Total	11,844,479	400,000	596,666	4,574,199	17,415,344

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

As of September 30, 2010, the Company granted options to purchase 937,500 shares of common stock under the 2005 LTIP with an average exercise price of $0.21 per share.  The Company also granted options to purchase 3,190,513 shares of common stock under the newly adopted 2010 ECP with an exercise price of $0.25 per share.

The Company recorded stock-based compensation expense for all equity incentive plans of approximately $347,000 and approximately $216,000 for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded stock-based compensation expense for all equity incentive plans of approximately $120, 000 and approximately $97,000 for the three months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the aggregate intrinsic value of all outstanding options was approximately $595,000 with a weighted average remaining contractual term of 4.3 years, of which approximately 3.7 million of the outstanding options are currently exercisable with an aggregate intrinsic value of approximately $127,000, a weighted average exercise price of $0.88 and a weighted average remaining contractual term of 3.3 years.  No options were exercised during either period.  The total compensation cost at September 30, 2010 related to non-vested awards not yet recognized was approximately $0.9 million with an average expense recognition period of 2.1 years.

The following table summarizes information about stock option activity during the nine months ended September 30, 2010 and 2009 respectively.

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period (December 31)	9,879,630	$0.57	6,730,405	$0.89
Granted	4,128,013	$0.24	2,846,000	$0.25
Forfeited or expired	(2,163,164)	$0.73	(1,047,899)	$0.97
Exercised	-	0.00	-	0.00
Outstanding, end of period	11,844,479	$0.49	8,528,506	$0.61
Exercisable, end of period	3,699,084	$0.88	1,308,180	$1.68

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 was $0.24.

No option or warrant exercises occurred under any share-based payment arrangements for the nine months ended September 30, 2010 or 2009.

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2010	2009
Expected life in years	5.0	5.0
Volatility	164.7%	110.8%
Risk free interest rate	1.8%	2.3%
Dividend yield	0.0%	0.0%

Expected volatility is based on the historical volatility of the Company’s common stock over a one year period just prior to the day of issuance of the options.  The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option.  The risk free interest rate is based on the market yield of the US Treasury Bill with a 5 year term.  The Company does not anticipate paying any dividends so the dividend yield utilized in the model is zero.

Warrants Outstanding

As of September 30, 2010, the Company had outstanding warrants for the potential issuance of 6,452,840 shares of common stock. Exercise price ranges from $0.30 to $3.50 as of September 30, 2010. These warrants were primarily issued in connection with private placements and debt issuances.

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

Common Stock

In the three and nine months ended September 30, 2010, we issued an aggregate of 545,098 and 1,124,231 shares of our common stock valued at approximately $122,500 and $232,500, respectively, to our executive officers and certain of our senior management in lieu of cash compensation.  The value of the shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.  The recipients had access to business and financial information concerning our Company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Note 8 – Income Taxes

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2009. The Company’s 2004 income tax return was reviewed by the Internal Revenue Service.  No material items were discovered and the review was finalized in 2006.  The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2007 through 2009.

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

Note 9 – Discontinued Operations

The table below summarizes unaudited financial results for the assets classified as held for sale which is primarily comprised of our MSA, iLead and RESO business units:

	Three Months Ended		Nine Months Ended
	30-Sep		30-Sep
	2010	2009	2010	2009
Revenue	$967,184	$6,902,758	$7,692,034	$18,237,925
Income (loss) from discontinued operations before loss on sale	(427,545)	(519,798)	592,505	584,247
Loss on sale of discontinued operations	(1,482,757)	-	(1,482,757)	-
Income (loss) from discontinued operations	$(1,910,302)	$(519,798)	$(890,252)	$584,247

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

On March 1, 2010, the Company, as a result of market pressure from credit-card processors, accelerated its decision to exit the negative-option marketing programs which was part of the Company’s Direct Segment with the acquisition of iLead in 2006. As a result in this change to the iLead business, the Company deemed all remaining intangible assets associated with this business as of December 31, 2009 to be impaired.

On June 3, 2010, we entered into an Asset Purchase Agreement (the “Agreement”) with Omega Direct Marketing, LLC (“Omega”) to sell all of the gross assets of our Exact Supplements, LLC. business (“Exact”).  The purchase price is 50% of all monthly revenues for the immediate 12 months after the date of the Agreement, less specific costs as defined in the Agreement for revenue from the sold customer base.  We shall recognize gains from the sale of Exact only upon receipt of monies per the Agreement.  During the three and nine months ended September 30, 2010, we did not recognize any gain or loss from this sale.  Additionally, as all assets of Exact were written off as of December 31, 2009 and, therefore, no gain or loss was recognized on the sale of Exact.  All proceeds, if any, from the sale will be used to reduce the outstanding balance of the Term Note with Wachovia.

In July 2010, the Board of Directors approved the plan to sell our RESO business unit.

On September 24, 2010 we sold the assets of MSA and its related companies Rightstuff, Inc. and Checkup Marketing, Inc., all North Carolina corporations which are wholly-owned subsidiaries of Inuvo, Inc. The purchase price of the assets was $766,636, of which $247,147 was paid at closing and the balance is payable in three equal installments of $173,163 each during the 90 days following the closing.   Under the terms of the agreement, the purchaser also assumed certain liabilities related to the purchased assets.  To ensure orderly transition of the business, we agreed to provide the purchaser with hosting services at no cost for 90 days following the closing.  The agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds received from the sale of MSA were used to reduce the term note with Wachovia.  Additionally, we will report a non-cash charge in discontinued operations of approximately $1.5 million for the loss on the sale for the three and nine months ended September 30, 2010.

Note 10 - Net Loss Per Common Share

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

Listed below is a presentation of the unaudited revenue, gross profit and earnings (loss) before interest, taxes, depreciation and amortization and stock based compensation for all reportable industry segments for the three and nine months ended September 30, 2010 and 2009. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Compensation” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
Segment:	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Exchange	$12,594,687	88.3%	$6,739,052	72.3%	$29,555,964	84.5%	$21,478,535	71.2%
Direct	1,675,598	11.7%	2,578,316	27.7%	5,418,405	15.5%	8,698,435	28.8%
Total	$14,270,285	100.0%	$9,317,368	100.0%	$34,974,369	100.0%	$30,176,970	100.0%

Gross Profit by Industry Segment

	Three Months Ended September 30		Nine Months Ended September 30
Segment:	2010	2009	2010	2009
Exchange	$4,707,247	$1,835,388	$9,926,033	$5,311,708
Direct	1,108,904	1,734,019	3,649,499	5,777,149
Total	$5,816,151	$3,569,407	$13,575,532	$11,088,857

Earnings (Loss) before Interest, Taxes, Depreciation, Amortization, and Stock Based Compensation by Industry Segment

	Three Months Ended September 30		Nine Months Ended September 30
Segment:	2010	2009	2010	2009
Exchange	$1,832,225	$596,942	$3,150,552	$1,700,183
Direct	425,136	642,202	1,590,824	2,928,716
Corporate	(1,019,485)	(1,187,467)	(3,367,244)	(4,138,686)
Total	$1,237,876	$51,677	$1,374,132	$490,213

Note 13 – Subsequent Events

We have evaluated all events that occurred after the balance sheet date but before our consolidated financial statements were available to determine if they must be reported.  Our management determined that there were no reportable subsequent events to be disclosed.

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

We believe we have been on the forefront of these technologies for the past five years. From our click fraud detection technology, which has successfully proven its ability to eliminate bad traffic, to our introduction of transaction flagging within the Inuvo Platform to the targeting of advertisements based on behavioral information.  We have and will continue to operate our business based on the principle of quality.

In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory and we and strategic partners can develop new applications via application-programming interfaces (APIs). We see our Company well positioned to capitalize on market trends that play to our technological strengths.

A very important by-product of our business is the information produced both on the advertiser side, where we see what kind of products convert, and on the publisher side, where we see what kind of websites attract viewers. This business intelligence allows for improved detection of fraudulent transactions and higher response rates.

In 2010, we continued the transformation of the company that began in early 2009.  During the second quarter of 2010, we made a decision to divest our Market Smart Advertising, Inc. (“MSA”) operations and, effective August 31, 2010, we concluded the sale of MSA.  Additionally, in March 2010, we determined, due to a combination of market and strategic reasons, to exit the company owned and operated negative-option marketing programs, which was part of our Direct segment following the acquisition of iLead Media, Inc. (“iLead”) in 2006.  This business had historically represented as much as 20% of our historical revenue from continuing operations.  No revenue in the third quarter came from this former operation.

During 2010, we will continue to balance our desire to capture greater market share through investments in technology, sales and marketing with the capital limitations of our operations and debt/equity financing.

Results of Operations

While we continue the significant transformation that began in 2009 and which has included the elimination of positions, the sale of businesses with low correlation to our core mission and the reorganization of our operations along two business segments, our continuing operations enjoyed an approximate 53% revenue growth for the third quarter of 2010 over the same quarter of the prior year.

Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009

Net Revenue

Total net revenue from our Exchange and Direct segments for three months ended September 30, 2010 and 2009 were as follows (in thousands and unaudited):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Exchange segment	$12,595	88.3%	$6,739	72.3%	$5,856	86.9%
Direct segment	1,675	11.7%	2,578	27.7%	(903)	(35.0)%
Total net revenue	$14,270	100.0%	$9,317	100.0%	$4,953	53.2%

Net revenue from our Exchange segment increased 87% over the same quarter last year primarily due to the number of transactions driven through our owned and operated properties and our affiliates.  The Company serves hundreds of thousands of individual advertisers within the business.  Access to those advertisers comes principally through our relationship with a top three search engine.  For the three months ended September 30, 2010, 94.6% of our net revenue in our Exchange segment was attributable to this relationship as compared to 89.8% for the same period in 2009.

The decline in net revenue from our Direct segment of approximately $903,000  in the three months ended September 30, 2010 as compared to the same period of 2009 was primarily due to a decrease in Primary Ads platform revenue of approximately $499,000  as a result of our decision to retire the Primary Ads service and migrate customers to our Exchange segment platform. Net revenue from our BabytoBee business was approximately $1.6 million in three months ended September 30, 2010 as compared to approximately $2.0 million for the comparable period in 2009. The decrease of 18.9% was due to a decline in lead volumes and lower revenue generated from telesales.  The conversion, in August 2010, to a new Florida-based outsourced facility caused a “ramp up” period that temporarily had a negative effect on lead revenues.  As we diversify and expand our lead sources, we believe we can increase our lead volume and revenue.

Cost of Revenue and Gross Profit

Cost of revenue, which includes affiliate payments, data acquisition, merchant processing fees and product costs, were as follows ( unaudited):

	Three Months Ended September 30,
	2010 % of Revenue	2009 % of Revenue	% Change

Affiliate payments	55.1%	55.2%	(0.1)%
Data acquisition	4.0%	6.4%	(2.4)%
Merchant processing fees and product costs	0.1%	0.1%	(0.0)%
Total cost of revenue as a percentage of net revenue	59.2%	61.7%	(2.5)%

The lower affiliate payments in the third quarter of 2010 as a percentage of revenue compared to the same period in 2009 is due to a higher percentage of search transactions with owned and operated websites.  We anticipate that these costs will continue to increase in dollar amounts as revenue from the Inuvo platform and our search network increases but to decrease as a percentage of revenue as we focus on managing the revenue generated from our owned and operated websites.

The decrease in data acquisition in the third quarter of 2010 compared to the same period in 2009 is due primarily to email distribution costs tied to our Direct segment as revenue from our BabytoBee website has decreased over this same period.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to 40.7% during the three months ended September 30, 2010 from 38.3% in the same period in 2009.  This increase in margin is due to the increasing percentage of revenue derived from owned and operated websites.  Overall, gross profit increased approximately $2.2 million during the three months ended September 30, 2010 from the comparable period in 2009.

The following table provides information on gross profit by operating segment for each of the periods presented (in thousands and unaudited):

	Three Months Ended September 30,
	2010	% of Gross Profit	2009	% of Gross Profit	Change	% Change
Exchange segment	$4,707	80.9%	$1,835	51.4%	$2,872	156.5%
Direct segment	1,109	19.1%	1,734	48.6%	(625)	(36.0)%
Total gross profit	$5,816	100.0%	$3,569	100.0%	$2,247	63.0%

Gross profit in our Exchange segment increased in the third quarter of 2010 from the comparable period in 2009 as the result of our increased search spending in 2010 compared to 2009.  For the three months ended September 30, 2010 and 2009, gross margin of our Exchange segment was approximately 37.4% and 27.2%, respectively, of Exchange segment net revenue.

The decrease in gross profit in our Direct segment during the three months ended September 30, 2010 from the comparable period in 2009 is primarily attributed to a reduction in revenue and lead volumes noted above.  Gross margin in our Direct segment for the third quarters of 2010 and 2009 were approximately 66.2% and 67.2%, respectively.  The decrease in margin in the Direct segment is due to the relatively fixed nature of our direct costs in this segment which was impacted by the lower revenue noted above.

Operating Expenses

Operating expenses, which consist of search costs, compensation and telemarketing, and selling, general and administrative expenses were as follows (in thousands and unaudited):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Search costs	$1,705	11.9%	$114	1.2%	$1,591	1,395.6%
Compensation and telemarketing	2,526	17.7%	2,882	30.9%	(356)	(12.4)%
Selling, general and administrative	1,785	12.6%	1,898	20.4%	(113)	(6.0)%
Total other operating expenses	$6,016	42.2%	$4,894	52.5%	$1,122	22.9%

In addition to incurring operating expenses specifically attributable for each of our segments, we also incur expenses associated with our corporate operations, which include compensation, professional fees, facility cost, connectivity, insurance, travel and entertainment.  Operating expenses by segment, as well as with our corporate operations, were as follows (in thousands and unaudited):

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Exchange segment	$2,875	20.1%	$1,659	17.8%	$1,216	73.3%
Direct segment	1,172	8.3%	1,881	20.2%	(709)	(37.7)%
Corporate	1,969	13.8%	1,354	14.5%	615	45.4%
Total	$6,016	42.2%	$4,894	52.5%	$1,122	22.9%

The increase of operating expenses in our Exchange segment was primarily attributed to an increase in search spend expenses of $1.6 million that was partially offset by reductions in depreciation and amortization expense of approximately $172,000 .  This increase in search spend is a result of our strategic initiative to promote our owned and operated web sites.

The decline in operating expenses in our Direct segment was primarily attributed to a reduction in depreciation of approximately  $318,000  and to a decrease in payroll and telemarketing expenses of approximately $345,000 .

The increase in corporate expenses is due to an increase in bad debt expense of approximately $129,000, an increase in depreciation and amortization of approximately $690,000 million, an increase in payroll and related expenses of approximately $149,000 partially offset by decreases in other operating expenses of approximately 353,000  as management reduced expenditures.

Other Income (Expense)

Interest expense which is related to our borrowings from Wachovia Bank, N.A. decreased by approximately $48,000 during the three months ended September 30, 2010 as compared to the same period in 2009 due primarily to the reduction in principal balances on the borrowings.

Net (Loss) Income From Discontinued Operations

The loss from discontinued operations in the three months ended September 30, 2010 was approximately $1.9 million compared to approximately $520,000  during the same period in 2009 and is primarily attributed to the loss on the sale of MSA of approximately $1.5 million in the 2010 period with no comparable loss in 2009 and the reduction of income from   the iLead business which was discontinued on March 1, 2010.

Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

Net Revenue

Total net revenue from our Exchange and Direct segments for nine months ended September 30, 2010 and 2009 were as follows (in thousands and unaudited):

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Exchange segment	$29,556	84.5%	$21,479	71.2%	$8,077	37.6%
Direct segment	5,418	15.5%	8,698	28.8%	(3,280)	(37.7)%
Total net revenue	$34,974	100.0%	$30,177	100.0%	$4,797	15.9%

Net revenue from our Exchange segment increased 38% over the same period last year primarily due to the number of transactions driven through our owned and operated properties and our affiliates. The Company serves hundreds of thousands of individual advertisers within the business.  Access to those advertisers comes principally through our relationship with a top three search engine.  The search network is concentrated on a limited number of customers.  For the nine months ended September 30, 2010, 93.7% of our net revenue in our Exchange segment was attributable to this relationship as compared to 90.9% for the same period in 2009.  A loss of, or reduction of revenue from, this partner could have a significant negative impact on the revenue of this segment and the Company.

The decline in net revenue from our Direct segment of approximately $3.3 million in the nine months ended September 30, 2010 as compared to the same period of 2009 was primarily due to a decrease in Primary Ads platform revenue of approximately $2.2 million as a result of our decision to retire the Primary Ads service and migrate certain customers to the Inuvo platform in our Exchange segment.  Net revenue from our BabytoBee business was approximately $5.3 million in the nine months ended September 30, 2010 as compared to approximately $6.4 million for the comparable period in 2009, a decrease of 16.5% was due to a decline in lead volumes and lower revenue generated from telesales. The conversion, in August 2010, to a new Florida-based outsourced facility caused a “ramp up” period that temporarily had a negative effect on lead revenues. As we diversify and expand our lead sources, we believe we can increase our lead volume and revenue in this business.

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

	Nine Months Ended September 30,
	2010 % of Revenue	2009 % of Revenue	% Change
Affiliate payments	56.0%	56.5%	(0.5)%
Data acquisition	5.0%	6.4%	(1.4)%
Merchant processing fees and product costs	0.2%	0.4%	(0.2)%
Total cost of revenue as a percentage of net revenue	61.2%	63.3%	(2.1)%

The lower affiliate payments in the first nine months of 2010 as a percentage of revenue compared to the same period in 2009 is due to a higher percentage of search transactions with owned and operated websites.  We anticipate that these costs will continue to increase as revenue from the Inuvo platform and our search network increases but at a lower percentage of revenues as we focus on managing the revenues generated from owned and operated websites.

The decrease in data acquisition in the first nine months of 2010 compared to the same period in 2009 is due primarily to email distribution costs tied to our Direct segment as revenue from our BabytoBee website has decreased over this same period.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to 38.9% in the first nine months of 2010 from 36.7% in the same period in 2009.  As a result, gross profit increased approximately $2.5 million in the first nine months of 2010 from the comparable period in 2009.  The following table provides information on gross profit by operating segment for each of the periods presented (in thousands and unaudited):

	Nine Months Ended September 30,
	2010	% of Gross Profit	2009	% of Gross Profit	Change	% Change
Exchange segment	$9,926	73.1%	$5,312	47.9%	$4,614	86.9%
Direct segment	3,650	26.9%	5,777	52.1%	(2,127)	(36.8)%
Total gross profit	$13,576	100.0%	$11,089	100.0%	$2,487	22.4%

Gross profit in our Exchange segment increased in the first nine months of 2010 from the comparable period in 2009 as the result of our increased search spending in 2010 compared to 2009.  For the nine months ended September 30, 2010 and 2009, gross profit of our Exchange segment was approximately 33.6% and 24.7%, respectively, of Exchange segment net revenue.

The decrease in gross profit in our Direct segment in first nine months of 2010 from the comparable period in 2009 is primarily attributed to a reduction in revenue as noted above.  Gross profit in our Direct segment for the nine months ended September 30, 2010 and 2009 were 67.4% and 66.4%, respectively, of Direct segment net revenue.

Operating Expenses

Operating expenses, which consist of search costs, compensation and telemarketing and selling, general and administrative expenses were as follows (in thousands and unaudited):

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Search costs	$3,059	8.7%	$330	1.1%	$2,729	827.1%
Compensation and telemarketing	7,809	22.3%	8,052	26.7%	(243)	(3.0)%
Selling, general and administrative	5,708	16.4%	6,235	20.7%	(527)	(8.5)%
Total other operating expenses	$16,576	47.4%	$14,617	48.5%	$1,959	13.4%

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

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change	% Change
Exchange segment	$7,190	20.6%	$4,945	16.4%	$2,245	45.4. %
Direct segment	3,987	11.4%	5,156	17.1%	(1,169)	(22.7)%
Corporate	5,399	15.4%	4,516	14.9%	883	19.6%
Total	$16,576	47.4%	$14,617	48.4%	$1,959	13.4%

The increase of operating expenses in our Exchange segment was primarily attributed to an increase in search spend expenses of $2.7 million that was partially offset by reductions in depreciation and amortization expense of approximately $0.8 million. This increase in search spend is a result of our strategic initiative to promote our owned and operated web sites.

The decline in operating expenses in our Direct segment is due to primarily to decreases in payroll and telemarketing costs of $587,000 , a reduction of bad debt expense of approximately $161,000  and a reduction of depreciation and amortization of  approximately $508,000 .

We will continue to manage and reduce operating expenses including through a reduction in headcount, professional fees and other SG&A expenses, which will be partially offset by increases in Exchange segment search costs.

The increase in Corporate expenses in the nine months ended September 30, 2010 compared to the same period in 2009 is due to an increase in bad debt expense of approximately $263,000  and an increase in depreciation and amortization of $1.2 million partially offset by reductions in payroll and related expenses of approximately $621,000 .

Other Income (Expense)

Interest expense which is related to our borrowings from Wachovia Bank, N.A. decreased by approximately $101,000 during the first nine months of 2010 as compared to 2009 due primarily to the reduction in principal balances on the borrowings.

Additionally, the Company recorded other expense of approximately $94,000 in 2009 which related to the cancellation of the interest rate swap with no comparable item in 2010.

Net (Loss) Income From Discontinued Operations

The decline in income from discontinued operations in the first nine months of 2010 is primarily attributed to the one-time loss on the sale of MSA of $1.5 million in the third quarter of 2010 compared to a one-time gain on the sale of the dating business of approximately $288,000 in the first quarter of 2009.   Additionally, the iLead business was discontinued on March 1, 2010 contributing less income in 2010 compared to 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. Our principal sources of liquidity are cash from operations, cash on hand and the credit facility with Wachovia Bank, N.A.  In addition, during the third and fourth quarters of 2009, we raised approximately $4.8 million in additional working capital through the exercise of warrants and sale of our securities.  We do not have any commitments for capital expenditures which come due within the next 12 months.  Due to the maturity in March 2011 of the Wachovia term and credit notes under the credit facility, we do not believe, that our existing cash, bank credit note and cash generated from operations will be sufficient to satisfy our anticipated cash needs, through the next 12 months.  However, the Company intends to refinance the balance of the obligation to Wachovia before the maturity date.  While we do not have any firm commitments, we reasonably believe as a result of our improved financial condition and having reduced the amount due to Wachovia that we will be able to refinance the obligations upon terms and conditions which are acceptable to us.  Our liquidity has been negatively affected by the corporate restructuring underway since 2008 including the discontinuance of the iLead business in March 2010 which generated approximately $2.7 million in revenue in 2009.  As a result in the first quarter of 2010, we implemented a cost reduction plan to offset this lost business which generally included a reduction in employees and related expenses.  Additionally, during the first nine months of 2010, our executive officers and certain of our senior management have accepted shares of our common stock, valued at fair market value, in lieu of cash compensation totaling $232,500 in an effort to conserve our cash resources.  We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position.  We cannot be assured that additional financing will be available on favorable terms to us, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution.

 Net cash provided by operating activities during the nine months ended September 30, 2010 totaled $1.9 million and resulted primarily from an increase in accounts payable of $1.2 million, offset by an increase in accounts receivable of $1.5 million, , and the loss from operations of $4.3 million.   Net cash provided by operating activities during the nine months ended September 30, 2009 totaled $4.2 million and resulted primarily from an increase in accounts receivable of $3.5 million, a decrease in accounts payable of $508,000 , and the loss from operations of $3.6 million.
Net cash used in investing activities during the nine months ended September 30, 2010 totaled $1.8 million and resulted from $1.4 million spent on Names database and approximately $675,000 for purchases of equipment and software.  Additionally, we received approximately $247,000 from the sale of MSA.  Net cash used in investing activities during the nine months ended September 30, 2009 totaled $2.0 million and resulted from $1.6 million spent on Names database and  $1.1 million used for purchases of equipment and software both of which were partially offset by a gain on the sale of discontinued operations of approximately $750,000.

Net cash used in financing activities during the nine months ended September 30, 2010 was $3.3 million and resulted primarily from the net repayments under our bank term note and credit facility.   Net cash used in financing activities during the nine months ended September 30, 2009 was $1.9 million and resulted primarily from the net payments under our bank term note and credit facility.

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

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

Johannesburg v Inuvo, Inc., successor in interest to Real Estate School Online, Inc., Case No. 07-L-253, Circuit Court of the Tenth Judicial Circuit of Illinois Peoria County.  On July 13, 2007, Perry Johannesburg, former employee, filed a breach of employment contract action.  Judgment was entered against us in this matter on December 8, 2009 in the amount of approximately $300,000 as to Count I and $500,000 as to Count II of the complaint.   Upon motion by us, the court vacated the judgment as to Count II on February 19, 2010.  During the second quarter of 2010, we settled the both counts with Mr. Johannesburg for approximately $340,000.

ITEM 1A.     RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30, 2010, we issued an aggregate of 545,098 shares of our common stock valued at approximately $122,000 to our executive officers and certain of our senior management in lieu of cash compensation.  The value of the shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.  The recipients had access to business and financial information concerning our company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.        OTHER INFORMATION.
.
On September 29, 2010, the Company entered into a Second Amendment to the Amended Loan Agreement with Wachovia to add back any loss or closing expenses or deduct any gain, related to the sale of various discontinued operations, in the calculation of the financial covenants.

ITEM 6.        EXHIBITS.

10.51	Second Amendment to Second Amended and Restated Loan Agreement dated September 29, 2010
31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350certification of Chief Executive Officer
32.2	Section 1350certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: November 3, 2010	By:	/s/ Richard K. Howe
Richard K. Howe, Chief Executive Officer, principal executive officer

Date: November 3, 2010	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer, principal financial and accounting officer