Form 10-K
period 2010-12-31
INUVO, INC.
filed 2011-03-30
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15550 Lightwave Drive, Suite 300, Clearwater, FL	33760
(Address of principal executive offices)	(Zip Code)

(727) 324-0046
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE Amex

Securities registered under Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE Amex, was approximately $14.5 million. As of March 28, 2011, there were 8,605,599 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2010, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	our history of losses,
•	risks frequently encountered by Internet marketing and advertising companies,
•	The adverse effect of search engine industry consolidation and alliances,
•	our ability to expand our relationships with other Internet media content, advertising and product providers,
•	the terms of our bank loan agreements,
•	our dependence upon a significant portion of our revenues from a single customer,
•	our ability to effectively compete,
•	the impact of increasing government regulations and consumer protection laws on our business model,
•	our need to keep pace with changes in technology,
•	the possible interruption of our services and our reliance on third-party providers,
•	our dependence on credit card processing companies and the risks of increasing fees,
•	the risks related to credit card fraud,
•	our history of litigation,
•	liabilities associated with information we retrieve from our websites,
•	the impact of natural disasters on our ability to operate,
•	any failure on our part to adequately protect personal information,
•	possible security breaches and computer viruses,
•	our reliance on our executive officers and key personnel,
•	discounts offered to advertisers by upstream advertising networks,
•	the impact of “spam,” and
•	the impact of our quarterly operating results on our stock price.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation and our subsidiaries.

When used in this report, “2009” means the fiscal year ended December 31, 2009, “2010” means the fiscal year ended December 31, 2010 and “2011” means the fiscal year ending December 31, 2011.

All share and per share information contained in this report gives effect to the 1:10 reverse stock split of our outstanding common stock effective December 10, 2010.

The information which appears on our web site at www.inuvo.com is not part of this report.

PART I

ITEM 1.  BUSINESS.

Company Overview

Inuvo®, Inc. develops software and analytics technology that is accessible over the internet for use by online advertisers and website publishers.  The online advertisers agree to pay us when a consumer action, including a click, a lead or a sale, is initiated from within the platforms, and online publishers agree to generate consumer actions for a fee.

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

Industry Overview

The dollars spent on online advertising, as a function of total advertising spend, has continued to grow in the United States, and research supports the assumption that this will continue.  According to The Wall Street Journal, “This year [2010], for the first time, advertisers will have spent more on Internet ads than on print newspaper ads, according to new estimates from eMarketer. The digital-marketing research firm says U.S. spending on online ads will hit $25.8 billion [in 2010]...” As marketers evaluate their marketing spend across channels, they are likely to allocate increasingly larger percentages of overall budgets to online channels where return on investment (“ROI”) is more directly measurable and controllable.  As the amount of time individual consumers spend online as a percentage of their total time spent across all media continues to grow, it is believed that advertising spend will increase in those higher trafficked marketing channels. We believe our online business is well-positioned to benefit from these market and consumer trends.

During the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. We have been making adjustments to adapt to this new marketplace, and have seen incremental improvements in revenue as a result. However, volatility may continue over the ensuing months.

Our Strategy and Differentiators

In online advertising, an advertising network typically provides advertisers with access to consumer traffic through associations developed with multiple website publishers.  The network then acts as an intermediary between an advertiser and publisher.  In contrast, an online technology provider, such as our company, builds, implements and operates solutions that allow advertisers and publishers to work directly with each other.  The platforms provide all the individual management functions the parties need so they may run, track and adapt their various online advertising campaigns.

While we have and continue to generate revenue and profit from advertising network operations, our core strategy today is focused on building out the data, technology and analytics that support the Inuvo Platform. The platform technology set is designed to be extensible, meaning Inuvo can technologically adapt more quickly to market trends by rapidly building platform extensions. With this capability, Inuvo can execute on both an innovation and fast follower strategy as it relates to the sales of online marketing solutions across marketing channels. Concurrently, we believe that as publishers begin to adopt the Inuvo Platform, we will be in a position to provide them with additional value-added services that both retain and monetize their website traffic. This will be the key to successfully attracting new publishers to the Inuvo Platform and increasing the distribution of the Inuvo advertising inventory.

One of our key differentiators in this highly competitive market will be the utilization of anonymous behavioral targeting information and analytics. Our various businesses currently interact with tens of millions of anonymous consumers monthly, providing a significant sample set of interactions on which sophisticated purchase behavior analytics may be constructed. We remain focused on a strategy where data and analytics are key components to every solution delivered.

Additionally, we believe in our www.babytobee.com website and lead generation business, that we have a valuable asset, in excess of 200,000 pre-natal leads monthly. Our strategy is to develop new eCommerce opportunities that leverage this asset.

Further, with the recent launch of a white labeled version of www.BargainMatch.com, we have developed what we believe to be a very powerful customer loyalty solution. It is our strategy to distribute this service to publishers looking to build loyalty in their customer base by providing their users an online shopping experience that rewards loyalty through cash back payments on purchases.

Operations

We operate as two business segments, Exchange and Direct. The Exchange and Direct segments represented approximately 85.2% and approximately 14.8%, respectively, of our total net revenue for 2010.  In 2009, the Exchange and Direct segment represented approximately 72.5% and 27.5%, respectively, of our total net revenues from continuing operations.

 Exchange Segment

The Exchange segment designs, builds, implements, manages and sells the various technology platforms and services we offer. For the last 12 months, the Exchange segment has been executing a technology strategy to consolidate the disparate technologies and platforms we acquired between 2002 and 2008 into the Inuvo Platform.  The Inuvo Platform is an open, fraud filtering, lead generation marketplace designed to allow advertisers and publishers to manage their transactions in an automated and transparent environment. In addition to the core Inuvo Platform for advertisers and publishers, which launched in beta in October 2009, we continue to sell several legacy platforms, services or directories within the Exchange segment, also included below:

•     The ValidClick® service at www.validclick.com.  ValidClick is a fraud filtering, pay-per-click (PPC) marketplace where publishers can integrate dynamically-generated advertisements within their websites based on the demographics and natural search behaviors of the consumer. ValidClick provides publishers with access to tens of thousands of advertisers in an easy-to-use XML-based implementation, giving the publisher greater control over content and integration than other competitive offerings.

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

•     The Zubican business-to-business directory search website at www.zubican.com.  Zubican is a business directory, powered by LocalXML, which connects business-to-business buyers and sellers.  Business profiles provide a mechanism for describing ones business along with a means for contact and customer experience testimonials. Each company is encouraged to take control of its profile.  Users are encouraged to create personal profiles, either directly in Zubican or by pointing to existing personal profiles in social networking sites like Facebook, LinkedIn® or Plaxo.

•     The BargainMatch service at www.BargainMatch.com.  BargainMatch is a service which allows publishers to offer their visitors an online shopping experienced branded around their site with rewards to consumers coming in the form of cash back on every online purchase made through the publisher. The service has been designed and positioned as a consumer loyalty solution.

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

In 2011, we expect to launch a new channel to monetize the thousands of monthly opt-in prenatal leads we collect through our BabytoBee web property. We will offer targeted consumers on the telephone, a credit line and the ability to purchase brand name baby products on Kidzadu, a website we own and operate. We expect to act as a sales facilitator with one of our partners responsible for managing and funding the consumer credit line and another partner being responsible for product inventory, fulfillment and returns. This business model requires no additional overhead, inventory, and capital.  We expect to launch Kidzadu in the second quarter of 2011.

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

Within search, our competitors include LookSmart, InfoSpace, Miva, Google and Ask. Our affiliate competitors include Commission Junction, Linkshare and DigitalRiver.  The websites we own that are listed above within the Direct segment all have individual competitors based on their respective vertical markets.

A significant number of our competitors in each of these categories have greater name recognition and are better capitalized than we are.  Our ability to remain competitive in our market segment depends upon our ability to be innovative and to efficiently provide unique solutions to our customers and vendors. There are no assurances we will be able to remain competitive in our markets in the future.

 Sales and Marketing

We utilize multiple sales and marketing strategies to drive business. On the sales side, we employ sales professionals whose job it is to build both advertiser and publisher relationships. On the marketing side, we use marketing channels that include our website, email campaigns, social media, blogs, public relations, trade shows, seminars, conferences, partner programs and search to build awareness for the suite of products and services.  The Direct segment uses search engine optimization (“SEO”) and search engine marketing (“SEM”) as well as affiliate marketing tactics and the Inuvo Platform to drive leads for the various offers we promote.

In 2010, the Direct segment’s BabytoBee owned and operated website operations made a number of marketing improvements including the launch of a redesigned website and the elimination of our offshore call center operations. We outsourced these services with a Florida-based call center which located its operations in our Clearwater headquarters. This call center provides outbound and inbound lead nurturing and qualification services to nearly one million BabytoBee pre- and post-natal customers each year.

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

Principal Customers

We are not dependent upon revenues from any limited number of customers in our Direct segment.  In our Exchange segment, during 2010 and 2009 one customer represented approximately 80.3% and approximately 66.5%, respectively, of our net revenues.   The loss of such customer would have a material adverse effect on our business.  This increase is directly attributable to our increased search spend in 2010 driving revenues to our owned and operated websites.

Intellectual Property Rights

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others.  We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.  We have registered the trademarks ValidClick®, ValidClick AdExchange®, MyAp®, Second Bite®, Kowa!Bunga®, Inuvo®, Zubican™, LocalXML™, and Yellowise™ in the United States.

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

Software Development

Our software development costs are associated with the development of our Inuvo Platform and our owned and operated web sites.  During 2010 and 2009, we capitalized approximately $600,000 in each year on costs associated with its development.

Discontinued Operations

In 2009, our management reassessed the array of businesses that had been acquired in the preceding years and developed a strategy to focus on two core businesses; the Exchange segment and the Direct segment.  Throughout 2009 and 2010, eleven businesses were either sold or retired.

The following is a summary of the significant business units currently or historically included in our discontinued operations:

•            Cherish, Inc. (“Cherish”) and Vintacom, Inc. (“Vintacom”) offered a variety of online dating communities designed to allow individuals to search for friends, partners and future spouses using interactive websites. We completed the sale of Cherish in February 2009.  The sale included a $750,000 cash payment at closing and a potential one-time earn out payment based on 2009 annual net subscription revenue from the divested business.  We paid a $120,000 fee on this transaction.  Under the terms and conditions of this earn out, we were entitled to receive a payment in 2010 equal to 50% of all net subscription revenue generated by the divested business in the 2009 calendar year that is above $2.0 million dollars. The cash proceeds of the sale were used to partially offset the term note with Wachovia Bank, N.A. Based upon the 2009 net subscription revenue, we will not receive an earnout from this divestiture.  In the fourth quarter of 2009, we discontinued the operations of Vintacom.

•           In March 2010, we determined due to market and strategic reasons to exit the negative-option marketing programs which became part of our Direct segment following the iLead Media, Inc. acquisition in 2006.   In doing so, in 2009 we impaired approximately $850,000 of intangible assets and goodwill related to this business.

•           During the second quarter of 2008, the Company made a decision to divest its Market Smart Advertising, Inc. (“MSA”) operations and accounted for its operations as discontinued.  In 2010, we sold the assets of MSA and its related companies Rightstuff, Inc. and Checkup Marketing, Inc., all North Carolina corporations which were our wholly-owned subsidiaries. The purchase price of the assets was $766,636, of which $247,147 was paid at closing and the balance was paid in three equal monthly installments of $173,163 each during the 90 days following the closing.   Under the terms of the agreement, the purchaser also assumed certain liabilities related to the purchased assets.  To ensure orderly transition of the business, we agreed to provide the purchaser with hosting services at no cost for 90 days following the closing.  The agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds received from the sale of MSA were used to reduce our term note with Wachovia Bank, N.A.  Additionally, we reported a non-cash charge loss on the sale of MSA of approximately $1.5 million for the year ended December 31, 2010 in discontinued operations.

•           In December 2010, we closed the sale of the assets of our Real Estate School Online, Inc. (“RESO”) subsidiary to DF Institute, Inc. under the terms of an Asset Purchase Agreement between the parties.  The purchase price of the assets was $750,000, of which all was paid at closing less $31,716 working capital adjustment and $50,000 held in escrow for a period of one year. Earlier in 2010, we announced our intention to sell the business and we have accounted for the subsidiary as a discontinued operation since that time. To ensure an orderly transition of the business, we agreed to provide transitional services until April 15, 2011 and will receive a fee of $107,204 paid in five equal monthly installments. The Asset Purchase Agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds from the sale were used to reduce a term note with Wachovia Bank, N.A. In addition, we reported a gain on the sale of RESO in discontinued operations of approximately $500,000.

Employees

As of March 28, 2011, we employed 46 full-time employees.  None of these employees are covered by a collective bargaining agreement.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of December 31, 2010 and the positions they hold:

Name	Age	Positions
Richard K. Howe	48	President, Chief Executive Officer
Wallace D. Ruiz	59	Chief Financial Officer, Secretary

Each of our executive officers holds office for such term as may be determined by our board of directors.  Set forth below is a brief description of the business experience of our executive officers:

•
Richard K. Howe.  Mr. Howe has been a member of our Board of Directors and has served as our President and Chief Executive Officer since November 2008. Previously Mr. Howe served as Chief Marketing/Business Strategy and M&A Officer at Axciom Corporation (NasdaqGS: ACXM), a provider of management information solutions, which he joined in 2004. From 2001 to 2004, he was with Fair Isaac & Company, where he most recently served as general manager of that company’s Global Marketing Services (GMS) unit. Mr. Howe earned a bachelor’s degree with distinction in structural engineering from Concordia University, Canada, and he earned his master’s degree in engineering from McGill University, Canada.

•
Wallace D. Ruiz.  Mr. Ruiz has served as our Chief Financial Officer since June 2010.  From 2005 until April 2009, Mr. Ruiz was Chief Financial Officer and Treasurer of SRI Surgical Express, Inc. (NasdaqGM: STRC), a Tampa, Florida provider of central processing and supply chain management services.  From 1995 until 2004 he was Chief Financial Officer of Novadigm, Inc., a Nasdaq-listed developer and worldwide marketer of enterprise infrastructure and software services that was acquired by Hewlett-Packard Company in 2004.   Mr. Ruiz received a B.S. in Computer Science from St. John’s University and a M.B.A. in Accounting and Finance from Columbia University. Mr. Ruiz is a Certified Public Accountant.

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

In July 1997, we closed two separate Agreements and Plan of Reorganization to acquire Roli Ink Corporation ("RIC") and Safe Environment Corp. in a reverse acquisition.  The businesses and management of the two acquired corporations became our business and management.  Under the terms of the Agreements and Plans of Reorganization, we acquired all of the issued and outstanding shares of RIC and SECO and the shareholders of RIC and SECO acquired approximately 59.9% of our common stock.  In November 2000, we sold substantially all of the assets of RIC to an unrelated third party and in August 2002 we sold the stock of SECO to an unrelated third party.

In March 2001, we acquired WorldMall.com which was reincorporated in North Carolina in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc. in January 2006.

Thereafter, we entered into the following acquisitions:

•	In August 2004 we acquired 100% of the outstanding stock of WebCapades, Inc.,
•	In January 2005 we acquired 100% of the outstanding stock of the MSA companies through three mergers,
•	In February 2005 we acquired 100% of the stock of Personals Plus, Inc.,

•	In February 2005 we also acquired 100% of the stock of Ozona Online Network, Inc.,
•	In March 2005 we acquired 100% of the stock of KowaBunga! Marketing, Inc.,
•	In March 2005 MarketSmart Interactive, Inc. acquired the assets of Smart Interactive Ltd.,
•	In April 2005 we acquired 100% of the stock of PrimaryAds Inc.,
•	In July 2005, we acquired 100% of the stock of RESO,
•	In December 2005, we acquired 100% of the stock of Vintacom,
•	In January 2006, we acquired 100% of the stock of Morex,
•	In April 2006, we acquired 100% of the stock of the Litmus Media, Inc.,
•	In April 2006, we also acquired 100% of the stock of Web Diversity Ltd., and
•	In May 2006, we acquired 100% of the stock iLead Media.

Effective July 30, 2009, we changed our corporate name to Inuvo, Inc.

As set forth above under “Discontinued Operations” during 2009 and 2010 we sold Cherish, MSA and RESO and discontinued the operations of iLead Media.

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

We have a history of losses and there are no assurances we will ever generate profits.  As of December 31, 2010 we have an accumulated deficit of approximately $105.7 million.  For 2010, our operating loss from continuing operations was approximately $4.6 million and for 2009 our operating loss from continuing operations was approximately $5.1 million.     Our future capital requirements depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  If we are not successful in increasing our revenues we may be required to raise additional capital to fund our operations and pay our obligations as they become due.  We do not have any firm commitments to provide capital and there are no assurances that we would be able to raise funds upon terms satisfactory to our company.

We are subject to risks frequently encountered by companies in the Internet marketing and advertising industry.  Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet marketing and advertising industry. During 2010, the search alliance between Microsoft and Yahoo adversely impacted our revenues and any continued consolidation within the search segment could result in additional decline in this portion of our business.  In addition, we face other risks associated with our industry, including the need to:

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

There are no assurances we will be able to effectively manage these risks. Our failure to do so could result in a decline in our revenues and impact our ability to continue as a going concern.

We may not successfully defend ourselves against litigation.  We are a defendant in a several pending lawsuits in which the plaintiffs are seeking damages in significant amounts.  If we are not successful, one or more of these lawsuits could result in an unfavorable judgment against us.  If we are unable to satisfactorily settle these lawsuits and we do not prevail in court, we may be subject to judgments in amounts which exceed our available capital which will damage our business and our ability to continue as a going concern.

Our success depends on our ability to continue and expand relationships with other Internet media content, advertising and product providers.  The Internet includes an ever-increasing number of businesses that offer and market consumer products and services.  Advertising providers allow us to generate advertising revenue from our and our affiliates’ websites, as well as profit sharing arrangements for joint effort marketing programs.  We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become more competitive.  Additionally, upstream advertising networks that we use may offer customers discounts as away to attract more advertisers to their network thereby reducing our revenues generated by these networks.  This competitive environment might prevent us from satisfactorily executing profit generating advertising and joint effort marketing programs in the future.  This competitive environment may also prevent us from providing content and product and service providers from marketing their products and services through our or our affiliates’ websites.  If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations.

If we are unable to raise additional capital as needed, our ability to grow our company and satisfy our obligations as they become due will be in jeopardy. It is likely that we will need to raise significant additional capital to grow our company, fund our operating expenses and satisfy our obligations as they become due, including our revolving credit facility with Bridge Bank, N.A. which matures in 2013.  We do not have any commitments to provide this additional capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all. If we do not raise funds as needed, our ability to provide for current working capital needs and satisfy our obligations is in jeopardy. In this event, you could lose all of your investment in our company.

We depend on a single customer for a significant portion of our revenues.  We received 80.3% of our net revenue for 2010 from a single customer and this customer accounted for 66.5% of our revenue in 2009. We currently have one year remaining on the original agreement with this customer.  The loss of that customer or a material change in the revenue or gross profit generated by that customer could have a material adverse impact on our business, results of operations and financial condition.

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

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock.  Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter.  Our agreements with clients do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new clients.  Quarterly fluctuations in our operating results also might be due to numerous other factors, including:

•	our ability to attract new clients, including the length of our sales cycles, or to sell increased usage of our service to existing clients;
•	technical difficulties or interruptions in our services;
•	changes in privacy protection and other governmental regulations applicable to the our industry;
•	changes in our pricing policies or the pricing policies of our competitors;

•	the financial condition and business success of our clients;
•	purchasing and budgeting cycles of our clients;
•	acquisitions of businesses and products by us or our competitors;
•	competition, including entry into the market by new competitors or new offerings by existing competitors;
•	discounts offered to advertisers by upstream advertising networks;
•	our history of litigation;
•	our history of uncollectable receivables;
•	our ability to hire, train and retain sufficient sales, client management and other personnel;
•	timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;
•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;
•	expenses related to any new or expanded data centers; and
•	general economic and financial market conditions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our principal executive offices are located in approximately 31,600 square feet of leased space in Clearwater, Florida.  The offices house our administration, marketing, product development and service personnel.  Under the terms of this lease which expires in August 2015, we incurred approximately $797,000 in rental expenses in fiscal 2010, which will increase to approximately $823,000 in fiscal 2011.  In 2010, approximately 15,000 square feet of this office space was subleased to an unrelated third party for a term of 3 years for approximately $240,000 annually.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business.   In addition, we are currently involved in the following litigation which is not incidental to our business:

Hypertouch, Inc. v. ValueClick, Inc., E-Babylon, Inc., Hi-Speed Media, Inc., VC E-Commerce Solutions, Inc. Webclients, Inc. and Primary Ads, Inc., Case No. LC081000 in the Los Angeles Superior Court.  On April 8, 2008, Hypertouch, Inc. filed an action against us and various other defendants in the same industry.  The plaintiff is seeking recovery for purported violations of the California anti-“spam” statute and the California unfair competition statute, alleging that we had sent 4,000 “spam” e-mails.  The plaintiff is seeking $1,000 per “spam” email.  After summary judgment was entered against the plaintiff, the plaintiff appealed and obtained a partial reversal; however, the appeals court upheld the portion of the order limiting plaintiff’s potential recovery to a set of 34 “spam” e-mails.  The case remains pending further developments in both the superior court and appeals courts.

Raleigh Flex Owner I, LLC v MarketSmart Interactive, Inc. and MarketSmart Advertising, Inc., Case No. 1:09-CV-699, Middle District of North Carolina.  This action, which was commenced in September 2009, is by the owner of property located in Morrisville, NC that was leased to MarketSmart Interactive, Inc. (“Interactive”) and occupied at various times by Interactive and MSA.  Interactive was a wholly owned subsidiary which was dissolved in March 2007; MSA was a wholly owned subsidiary whose assets were sold in 2010.  The plaintiff is alleging breach of the lease agreement in addition to claims against both defendants for unfair and deceptive trade practices, fraud and misrepresentation.  The plaintiff has alleged damages in excess of $500,000.  Summary judgment motions are pending and we are vigorously defending this matter.

John Giura v Inuvo, Inc., Case No. 08 L 3539, in the Circuit Court of Cook County, Illinois.  On April 1, 2008, John Giura, a former director, filed a breach of contract action alleging that we breached a consulting agreement between Mr. Giura and our company and seeking damages in excess of $500,000.  Discovery is ongoing and we are defending this case vigorously.

Oltean et al v Think Partnership Inc. et al, Q.B. Action No. 0803 03228 and Oltean v Vintacom Acquisition Company ULC, Q.B. Action No. 0903 06658.  On March 6, 2008 Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against us in The Court of Queen’s Bench of Alberta, Judicial District of Edmonton, Canada claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock.  On March 6, 2008 the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of our company, again for wrongful dismissal and claiming the same damages.  In October 2009, the two actions were consolidated.  We are vigorously defending this case.

Think Partnership, Inc. v. John Paul Linden, Case No. 08-11160-CI-7, in the Sixth Judicial Circuit Court for Pinellas County, Florida.  We are involved in one pending litigation with John Linden, a former employee, who has alleged breach of his employment agreement and other contract and tort claims, and seeks damages in excess of $500,000.  The litigation is scheduled for trial in April 2011, and we are vigorously defending this case.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE Amex under the symbol "INUV."  The following table sets forth the reported high and low last sale prices for our common stock for the following periods and includes the impact of the companies 1 for 10 reverse stock split on December 10, 2010.

	High	Low

Year Ended December 31, 2009:
First Quarter	$2.40	$0.50
Second Quarter	$3.70	$1.40
Third Quarter	$3.20	$2.00
Fourth Quarter	$3.50	$1.90

Year Ended December 31, 2010:
First Quarter	$4.40	$2.70
Second Quarter	$3.00	$1.30
Third Quarter	$3.40	$1.60
Fourth Quarter	$6.60	$2.80

As of March 28, 2011, the last reported sale price of the common stock on NYSE Amex was $2.89.  As of March 28, 2011, there were 201 stockholders of record of our common stock.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Co., Inc. which is located at 66 Exchange Place, Salt Lake City, Utah 84111-2713.  The phone number is (801) 355-5740 and its website is www.colonialstock.com.

Dividends

We have not declared or paid cash dividends on our common stock since our inception.  Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.  While our board of directors will make any future decisions regarding dividends as circumstances surrounding our Company changes, presently it is not anticipated that we will pay any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an Internet marketing business with two segments:

•	Exchange, and
•	Direct.

The Exchange segment designs, builds, implements, manages and sells the various technology platforms and services we offer. For the last 12 months, the Exchange segment has been executing a technology strategy to consolidate the disparate technologies and platforms we acquired between 2002 and 2008 into the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers to manage their transactions in an automated and transparent environment. In addition to the core Inuvo Platform for advertisers and publishers, which launched in beta in October 2009, we continue to sell several legacy platforms, services or directories within the Exchange segment.

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

In 2010, we continued the transformation of the Company that began in early 2009.  In 2009, our management reassessed the array of businesses that had been acquired in the preceding years and developed a strategy to focus on two core businesses; the Exchange segment and the Direct segment Throughout 2009 and 2010, eleven businesses were either sold or retired including iLead Media, Inc. (“iLead”) which we determined to exit the negative-option marketing programs. iLead had historically represented as much as 20% of our revenue from continuing operations.   We also sold our MSA and RESO businesses which were the last of our discontinued operations.

During the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. We have been making adjustments to adapt to this new marketplace, and have seen incremental improvements in revenue as a result. However, volatility may continue over the ensuing months and there are no assurances our search revenues will return to historic levels.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting practices (GAAP).  The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We evaluate estimates, including those related to our allowance for doubtful accounts receivable, inventories, goodwill and amortizable intangibles, certain stock based compensation and income taxes, on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Allowance for Doubtful Accounts

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

Goodwill and Other Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill.  We generally determine the fair value of our reporting units using the gross profit approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We amortize our identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Tradenames are not amortized as they are believed to have an indefinite life. Tradenames are reviewed annually for impairment under ASC 350.

For the year ended December 31, 2009, we had impairments of our goodwill and other intangible assets of approximately $800,000.  As part of the sale of RESO in December 2010, we wrote off $92,000 of tradenames.  In 2010, tradenames associated with Morex and Primary Ads were impaired and consequently, the Company recorded an impairment loss of $400,000.

Deferred Taxes

We reserve for federal and state income taxes on items included in our Consolidated Statements of Operations regardless of the period when the taxes are payable. Deferred taxes are recognized for temporary differences between financial statement and income tax basis. In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment.   We examine the evidence related to a recent history of tax losses, the economic conditions in which we operate, recent organizational changes, and our forecasts and projections.   As a result, we were unable to support a conclusion that it is more likely than not that any of our deferred tax assets will be realized. We therefore recorded a full reserve for the net deferred tax asset.

We have adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

Stock Awards and Stock Based Compensation

We value stock compensation based on the fair value recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of option grants over the requisite employee service period.

In 2010, we issued 112,422 shares of our common stock valued at approximately $232,500 to our executive officers and certain of our senior management in lieu of cash compensation.  The value of the shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.  The recipients had access to business and financial information concerning our Company.  The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please see Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, which appears elsewhere in this report.

Results of Operations

Overview of 2010

The following table sets forth selected information concerning our results of operations for 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Net revenue	$48,970	$39,807
Cost of revenue	29,255	24,774
Gross profit	19,715	15,033
Total operating expenses	23,403	19,264
Operating loss	(3,688)	(4,231)
Other expenses	(947)	(850)
Loss from continuing operations before taxes	(4,635)	(5,081)
Income tax expense	(3)	-
Net loss from continuing operations	(4,638)	(5,081)
Loss from discontinued operations	(368)	(310)
Net loss	$(5,006)	$(5,391)

Net revenues increased by approximately 23% for 2010 from 2009.  Gross profit increased by approximately 31% in 2010 when compared to 2009 which reflects the increase in revenues from our Exchange segment which is a result of the increase in search spend.    In 2010, our operating expenses increased by approximately $4.1 million due primarily to an increase in search spend.

 Our net loss from continuing operations in 2010 declined by approximately $443,000 from 2009 as a result of increased revenues, higher margins; and a reduction of interest expenses.

Net Revenue

Total net revenue from our Exchange and Direct segments for 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2010 ($)	% of Revenue	2009 ($)	% of Revenue	$ Change	% Change
Exchange segment	41,722	85.2%	28,842	72.5%	12,880	44.7%
Direct segment	7,248	14.8%	10,965	27.5%	(3,717)	(33.9)%
Total net revenue	48,970	100.0%	39,807	100.0%	9,163	23.0%

Net revenue from our Exchange segment increased 44.7% over last year primarily due to the number of transactions driven through our owned and operated properties and our affiliates. The Company serves hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine. For 2010, 94.3% of our net revenue in our Exchange segment was attributable to this relationship as compared to 91.8% for the same period in 2009.  As described elsewhere herein, during the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform.  While we have made adjustments to adapt to this new marketplace, and have seen incremental improvements in revenue as a result, we are unable to predict at this time the continuing impact on our revenues in 2011 but through the first two months of 2011, revenue and transaction volumes have been increasing.

The decline in net revenue from our Direct segment of approximately 34% in 2010 as compared to 2009 was primarily due to a decrease in Primary Ads platform revenue of $2.4 million as a result of our decision to retire the Primary Ads service and migrate customers to our Exchange segment platform.  Additionally we had a $1.3 million decrease in revenue from our BabytoBee business.  Net revenue from our BabytoBee business was approximately $7.1 million in 2010 as compared to approximately $8.5 million for 2009. This decrease of 16.5% was due to a decline in lead volumes and lower revenue generated from telesales. The conversion, in August 2010, to a new Florida-based outsourced facility caused a “ramp up” period that had a negative effect on lead revenues during the third and fourth quarters of 2010. As we diversify and expand our lead sources, we believe we can increase our lead volume and revenue.

We believe that the revenue trends described above for the Exchange segment will continue as we focus our marketing to our owned and operated websites.  However, as we expand our product offerings in our Direct business in 2011, we expect that the Direct segment revenue will increase.

Cost of Revenue and Gross Profit

Cost of revenue, which includes affiliate payments, data acquisition amortization, merchant processing fees and product costs, were as follows (in thousands):

	Year Ended December 31,
	2010 % of Revenue	2009 % of Revenue	% Change
Affiliate expenses	54.7%	55.6%	(0.9)%
Data acquisition	4.8%	6.3%	(1.5)%
Merchant processing fees and product costs	0.2%	0.3%	(0.1)%
Total cost of revenue	59.7%	62.2%	(2.5)%

The lower affiliate payments in 2010 as a percentage of revenue compared to the same period in 2009 is due to a higher percentage of search transactions with owned and operated websites. We anticipate that these costs will continue to increase in dollar amounts as revenue from the Inuvo platform and our search network increases but to decrease as a percentage of revenue as we focus on managing the revenue generated from our owned and operated websites.

The decrease in data acquisition in 2010 compared to 2009 is due primarily to email distribution costs tied to our Direct segment as revenue from our BabytoBee website has decreased over this same period. Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to 40.3% during 2010 from 37.8% in 2009. This increase in margin is due to the increasing percentage of revenue derived from owned and operated websites. Overall, gross profit increased approximately $4.7 million during 2010 from 2009.

The following table provides information on gross profit by operating segment for each of the periods presented (in thousands):

	Year Ended December 31,
	2010 ($)	% of Gross Profit	2009 ($)	% of Gross Profit	$ Change	% Change
Exchange segment	14,836	75.2%	7,597	50.5%	7,239	95.3%
Direct segment	4,879	24.8%	7,436	49.5%	(2,557)	(34.4)%
Total gross profit	19,715	100.0%	15,033	100.0%	4,682	31.1%

Gross profit in our Exchange segment increased in 2010 from 2009 as the result of our increased search spending in 2010 compared to 2009. For 2010 and 2009, gross margin of our Exchange segment was approximately 35.6% and 26.3%, respectively, of Exchange segment net revenue.

The decrease in gross profit in our Direct segment during 2010 from 2009 is primarily attributed to a reduction in revenue and lead volumes noted above. Gross margin in our Direct segment for 2010 and 2009 was approximately 67.3% and 67.8%, respectively. The decrease in margin in the Direct segment is due to the relatively fixed nature of our direct costs in this segment which was impacted by the lower revenue noted above.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses, were as follows (in thousands):

	Year Ended December 31,
	2010 ($)	% of Revenue	2009 ($)	% of Revenue	$ Change	% Change
Search costs	5,418	11.0%	906	2.3%	4,512	498.0%
Compensation and telemarketing	10,357	21.1%	10,167	25.5%	190	1.9%
Selling, general and administrative	7,628	15.6%	8,191	20.6%	(563)	(6.9)%
Total other operating expenses	23,403	47.7%	19,264	48.4%	4,139	21.5%

This increase in search costs of approximately $4.5 million is a result of our strategic initiative to drive revenue generating traffic to promote our owned and operated web sites as noted above.

The increase in compensation and telemarketing costs in 2010 over 2009 of approximately $190,000 is primarily due to an increase of telemarketing costs of approximately $268,000 as we outsourced this activity to a Florida-based company; an increase in stock based compensation of approximately $364,000 was due primarily to our executive officers and certain of our senior management accepting shares of our common stock in lieu of cash compensation, with a fair market value of $232,500. These increases were partially offset by decreases in bonuses of approximately $101,000 and payroll and related costs of approximately $355,000 which were a result of managements focusing on improving operating margins.

The decrease in selling, general and administrative expenses is due primarily to a reduction in accounting and legal costs of approximately $283,000 related to the restatements of prior year financial statements in 2009.  Additionally, we experienced a general decline in selling, general and administrative expenses of approximately $641,000 as management initiated cost reduction measures to increase operating margins.   These declines were partially offset by an increase in bad debt expense of approximately $361,000 due to our assessments of collectability of older receivables

Our operating expenses by segment were as follows (in thousands):

	Year Ended December 31,
	2010 ($)	% of Revenue	2009 ($)	% of Revenue	$ Change	% Change
Exchange segment	11,187	22.8%	6,980	17.5%	4,207	60.3%
Direct segment	4,575	9.3%	7,223	18.1%	(2,648)	(36.7)%
Corporate	7,641	15.6%	5,061	12.7%	2,580	51.0%

The increase of operating expenses in our Exchange segment was primarily attributed to an increase in search spend of $4.5 million as noted above.  Search spend advertising is the purchase of key words and phrases from search engine operators that attracts web browsers to a web site.  We use search spend advertising to drive web browsers to our owned and operated websites in order to increase revenue.

The decline in operating expenses in our Direct segment was primarily attributed to a reduction in depreciation and amortization of approximately $836,000 as these costs are included in corporate in 2010.  Additionally, we experienced a decrease in payroll and telemarketing expenses of approximately $408,000 due to the reduction of employees in this segment as we transitioned our PrimaryAds operations to the Inuvo Platform in late 2009.

The increase in corporate expenses is due primarily to the realignment of approximatelty $2.1 million of IT personnel costs and related expenses, as these personnel were reassigned to corporate initiatives rather than the day to day operations of the operating segments.  In late 2009, we reassigned personnel to develop our strategic initiatives begun in 2008.

We expect that the trends in our operating segments will remain at the same historical levels as a percentage of revenue in 2011 and that our corporate expenses will decrease as a percentage of revenues as we continue to manage costs and create economies of scale with our corporate costs.

Other income (expense)

Interest expense which is related to our borrowings from Wachovia Bank, N.A. decreased by approximately $275,000 or 32.8% during 2010 as compared to 2009.  This decrease in interest expense reflects a decrease in interest rates and the reduction of our overall debt with Wachovia.

In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.   In March 2010, we closed our negative-option marketing programs.  As a result, the projections for 2010 and beyond for that business were adjusted to zero and we charged off as impaired, the goodwill and intangible assets associated with that business as of December 31, 2009 totaling approximately $850,000.

In 2010, trade names associated with Morex and Primary Ads were impaired and consequently, the Company wrote-off $400,000.

Income (loss) from Discontinued Operations, net of tax expense

As described earlier in this report, our Board of Directors decided in 2008 to pursue the divestiture of the assets of our advertising agency, as well as the dating business and the consumer marketing business, which were both part of the Direct segment.  At the time, the decision was driven primarily as a means to focus on the higher growth Exchange segment.

The loss from discontinued operations in 2010 was approximately $368,000 and is primarily attributed to the loss on the sale of MSA of approximately $1.5 million offset by the gain on the sale of RESO of $493,000 and further reduced by an operating income of approximately $621,000.  Loss from discontinued operations for 2009 of approximately $310,000 includes a one-time gain of approximately $288,000 on the sale of our dating business offset by operating losses of approximately $598,000.  As of December 31, 2010, the Company had successfully sold all of its discontinued operations. As part of the sale of RESO, we also wrote-off tradenames in the amount of $92,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. At December 31, 2010, we had working capital deficit of $4.3 million as compared to working capital of $1.9 million at December 31, 2009.  Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

On February 15, 2011, we entered into the Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows us to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term credit of $475,000 to collateralize a stand-by letter of credit required by our corporate headquarters lease.  Under the terms of the Agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee ($800), a fee-in-lieu-of-warrant ($21,250) and a non-formula facility fee ($4,750).  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) and are due monthly.

While we do not have any commitments for capital expenditures which come due within the next 12 months, our liquidity has been negatively affected by exiting the negative-option marketing program in March 2010. This business generated approximately $10.8 million in revenue in 2009.  In addition, during the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. The Company has been making adjustments to adapt to this new marketplace, and has seen incremental improvements in revenue as a result. Revenue under this platform has improved steadily since reaching its lowest levels in January 2011.  However, volatility may continue over the ensuing months. We also implemented a cost reduction plan during the first quarter of 2010 and again in the same quarter of 2011 to offset the lost business which included a reduction in employees and related expenses which resulted in monthly savings of $107,000 beginning in February 2011.

Additionally, in 2010, our executive officers and certain of our senior management accepted shares of our common stock, valued at fair market value, in lieu of cash compensation totaling $232,500 in an effort to conserve our cash resources.  In the first quarter of 2011, our executive officers and certain of our senior management agreed to a deferral of cash compensation in an effort to assist us to better manage our liquidity. In addition, we favorably renegotiated the outsourced call center contract reducing the monthly cost outlay of over $100,000 monthly.  We believe these steps, along with the new bank facility, will provide sufficient cash for the next 12 months.

We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position.  We cannot be assured that additional financing will be available to us on favorable terms, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustments to the Company’s assets or liabilities.

Cash flows

 Net cash provided by operating activities totaled $3.3 million for 2010 compared to $4.7 million in 2009. The decrease in net cash provided by operating activities of $1.4 million from 2009 to 2010 was primarily due to a impact of the change in accounts receivable in 2010 compared to 2009 of $3.1.  In 2010, we also had lower net losses before non-cash expenses of depreciation and amortization, impairment of assets, provision for doubtful accounts, stock-based compensation, and loss/gain on sale of assets of discontinued operations compared to 2009.

Net cash used in investing activities for 2010 of $1.6 million was primarily the result of the $2.4 million purchase of names and exclusivity rights partially offset by $1.4 million of proceeds from the sale of discontinued operations. Net cash used in investing activities for 2009 of $2.7 million was primarily the result of the $2.1 million purchase of names and exclusivity rights and the $1.4 million purchase of equipment and software capitalization.

Net cash used in financing activities during 2010 was $6.4 million and resulted primarily from the net payments under our bank term note and credit facility.   Net cash provided by financing activities during 2009 was $2.5 million and resulted primarily from the cash generated from issuance of common stock of approximately $4.7 million and proceeds from the term note of $2.7 million partially offset by the net payments under our bank term note and credit facility and capital leases of approximately $2.1million.

Off Balance Sheet Arrangements

As of December 31, 2010, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements begin on page F-1 at the end of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We appointed Mayer Hoffman McCann P.C. as our new independent registered public accounting firm as approved by the Audit Committee of the Board of Directors on November 5, 2010.  We were notified that the shareholders of Kirkland, Russ, Murphy & Tapp, P.A. (“KRMT”), the independent registered public accounting firm engaged by us on July 14, 2009, that they became shareholders of Mayer Hoffman McCann P.C. pursuant to an asset purchase agreement effective November 1, 2010.

During our two most recent fiscal years ended December 31, 2009 and through November 9, 2010, the date we filed the Current Report on Form 8-K disclosing the change in auditors, we did not consult with Mayer Hoffman McCann P.C. regarding any of the matters or reportable events set forth in Item 304 (a)(2) (i) and (ii) of Regulation S-K.

KRMT served as our independent registered public accounting firm since July 14, 2009 and issued its audit report on our consolidated financial statements as of and for the year ended December 31, 2009.  The audit report of KRMT on our consolidated financial statements as of, and for the year ended December 31, 2009, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified, or modified, as to uncertainty, audit scope or accounting principles.

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and through the date of the aforementioned Current Report on Form 8-K, there were (i) no disagreements between our company and KRMT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KRMT, would have caused KRMT to make reference to the subject matter of the disagreement in their report on our financial statements for such year, or for any reporting period, since our last fiscal year end and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our Proxy Statement in relation to the 2011 Annual Meeting of Shareholders to be filed on or prior to April 30, 2011 and  is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The consolidated financial statements and Reports of Independent Registered Accounting Firms are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-26.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements herein.

3. Exhibits (including those incorporated by reference).

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

2.4	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc. (3)
3(i).1	Articles of Incorporation, as amended(2)
3(i).2	Amended to Articles of Incorporation filed March 14, 2005 (4)
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc. (3)
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209 (19)
3(ii).1	Amended and Restated By-Laws (18)
4.1	Form of common stock purchase warrants of Registrant for August 2004 offering (5)
4.2	Form of common stock purchase warrants of Registrant for December 2004 offering (5)
4.3	Form of Registration Rights Agreement by and among Registrant and certain of its stockholders for December 6, 2004 offering (5)
4.4	Registration Rights Agreement, dated as of March 20, 2006, by and among the Registrant and the schedule of Buyers attached thereto (6)
4.5	Form of Warrant by and among the Registrant and the schedule of Buyers attached to Securities Purchase Agreement (6)
10.1	Lease Agreement, dated November 24, 2003, between Duke Realty Limited Partnership and WebSourced, Inc (2)
10.2	Agreement, dated April 22, 2005, by and among the Registrant, PrimaryAds Merger Sub, Inc., PrimaryAds Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta (7)
10.3	Agreement by and among the Registrant, Vintacom Acquisition, ULC, Vintacom Holdings, Inc., and the stockholders of Vintacom Holdings, Inc., dated December 2, 2005 (8)
10.4	Agreement by and among the Registrant, Morex Merger Sub, LLC, Morex Marketing Group, LLC, Lloyd Ecker, Robert Moore, Tina MacNicholl, and What If Holdings, LLC, dated January 20, 2006 (9)
10.5	Agreement by and among the Registrant, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of February 17, 2006 (10)
10.6	Amendment No. 1 to Agreement by and among the Registrant, Litmus Acquisition Sub, Inc., Litmus Media, Inc., John Linden and Tobias Teeter, dated as of March 17, 2006 (11)
10.7
Agreement and Plan of Merger and Reorganization by and among the Registrant, iLead Acquisition Sub, Inc., THK, LLC, iLead Media, Inc., Brady Whittingham, David Nelson and Robert Seolas dated as of April 27, 2006 (12)

10.8
First Amendment to Agreement, entered August 10, 2006, to be effective as of July 1, 2006, by and among the Registrant, PrimaryAds, Inc., Kenneth M. Harlan, David J. Harlan, Steven M. Harlan and Matthew A. Sessanta.(13)

10.9	Second Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and among the Registrant, Litmus Media, Inc., and John Linden and Tobias Teeter(13)
10.10	First Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and among the Registrant, THK, LLC, and Brady Whittingham, David Nelson, and Robert Seolas(13)
10.11	First Amendment to Agreement, entered into August 10, 2006, to be effective as of July 1, 2006, by and between the Registrant and James Banks(13)
10.12	2005 Long-Term Incentive Plan (14)
10.13	Specimen Stock Option Agreement between the Registrant and Optionees (15)
10.14	Specimen Restricted Stock Agreement between the Registrant and Employees with Amendment Agreement No. 1, dated as of June 23, 2008, between the Registrant and John Linden (15)
10.15	Employment Agreement, dated November 3, 2008, by and between the Registrant and Richard K. Howe (16)
10.16	Subscription Agreement (17)

10.17
 Form of Business Financing Agreement dated February 15, 2011 between Inuvo, Inc. and Bridge Bank, National Association.* Portions of this agreement have been omitted and marked with a [_____] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

10.18	Form of Intellectual Property Security Agreement dated February 15, 2011 between Inuvo, Inc. and Bridge Bank, National Association. *
10.19	2010 Equity Compensation Plan (18)
10.20	Asset Sale/Purchase Agreement dated September 24, 2010 by and between MarketSmart Advertising, Inc., Rightstuff, Inc., Checkup Marketing, Inc. and The Finch Agency, Inc. (19)
10.21	Asset Purchase Agreement dated December 10, 2010 by and between Real Estate School Online, Inc. and Inuvo, Inc. and DF Institute, Inc. (20)
10.22	Amendment dated June 18, 2010 to Employment Agreement with Richard K. Howe (18)
16.1	Letter dated November 9, 2010 from Kirkland, Russ Murphy & Tapp, P.A.(21)
21.1	Subsidiaries of the Registrant*
23.1 23.2	Consent of Mayer Hoffman McCann P.C.* Consent of Kirkland Russ Murphy & Tapp, P.A.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
___________
*           filed herewith

(1)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004.
(2)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004.
(3)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.
(4)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.
(5)
Incorporated by reference and filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 30, 2004, SEC File No. 333-121761.

(6)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.
(7)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.
(8)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.
(9)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.
(10)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2006.

(11)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006.
(12)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.
(13)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.
(14)	Incorporated by reference to the Current Report on Form 8-K as filed on December 10, 2010.
(15)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.
(16)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008.
(17)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2009.
(18)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A as filed on April 30, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on September 30, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on December 13, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on November 9, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

	By:	/s/ Richard K. Howe
Chief Executive Officer
Date: March 30, 2011

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch Tuchman	Chairman of the Board of Directors	March 30, 2011
Mitch Tuchman

/s/ Richard K. Howe	Chief Executive Officer and director, principal executive officer	March 30, 2011
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 30, 2011
Wallace D. Ruiz

/s/ Charles Pope	Director	March 30, 2011
Charles Pope

/s/ Jack Balousek	Director	March 30, 2011
Jack Balousek

/s/ Charles Morgan	Director	March 30, 2011
Charles Morgan

 INUVO, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheet of Inuvo, Inc. (the Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheet of Inuvo, Inc. (the Company) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkland Russ Murphy & Tapp, P.A.

Clearwater, Florida

March 30, 2010

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
Assets:
Current assets:
Cash	$118,561	$4,843,128
Restricted cash	140,493	638,285
Accounts receivable, net of allowance for doubtful accounts of $450,634 and $1,344,648 respectively	4,500,894	4,671,510
Unbilled revenue	59,881	55,117
Prepaid expenses and other current assets	463,958	380,435
Current assets of discontinued operations	50,000	2,421,758
Total current assets	5,333,787	13,010,233
Property and equipment, net	2,749,098	4,881,168
Other assets:
Goodwill	3,351,405	3,351,405
Intangible assets	2,511,918	3,805,707
Other assets	79,324	1,657
Other assets of discontinued operations	-	775,000
Total other assets	5,942,647	7,933,769
Total assets	$14,025,532	$25,825,170
Liabilities and Stockholders’ Equity:
Current liabilities:
Term and credit note payable – current portion	$1,850,000	$2,324,000
Accounts payable	5,479,796	4,431,285
Deferred revenue	19,921	112,773
Accrued expenses and other current liabilities	1,599,625	1,743,934
Current liabilities of discontinued operations	712,024	2,531,601
Total current liabilities	9,661,366	11,143,593

Long-Term Liabilities:
Term and credit notes payable – long term	-	5,786,806
Other long-term liabilities	356,509	456,340
Long-term liabilities of discontinued operations	-	214,829
Long-term liabilities	356,509	6,457,975
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares – 500,000 – none issued or outstanding	-	-
Common stock, $.001 par value:
Authorized shares 20,000,000, issued shares 9,110,486 and 8,995,929, respectively
Outstanding shares – 8,558,790 and 8,444,233, respectively	9,110	8,996
Additional paid-in capital	111,766,319	110,976,129
Accumulated deficit	(105,671,666)	(100,665,417)
Treasury stock, at cost – 551,696 shares	(2,096,106)	(2,096,106)
Total stockholders’ equity	4,007,657	8,223,602
Total liabilities and stockholders’ equity	$14,025,532	$25,825,170

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009
Net revenue	$48,969,847	$39,807,107
Cost of revenue:
Affiliate expenses	26,817,621	22,133,297
Data acquisition	2,335,313	2,506,942
Merchant processing fees and product costs	102,376	133,468
Cost of revenue	29,255,310	24,773,707
Gross profit	19,714,537	15,033,400
Operating expenses:
Search costs	5,418,099	906,366
Compensation and telemarketing	10,356,682	10,167,108
Selling, general and administrative	7,627,703	8,190,809
Total operating expenses	23,402,484	19,264,283
Operating loss	(3,687,947)	(4,230,883)
Other income (expense):
Interest income	4,721	4,670
Interest expense	(564,001)	(839,234)
Impairment of assets	(400,000)	(2,213)
Other income (expense)	11,843	(13,211)
Other expenses, net	(947,437)	(849,988)
Loss from continuing operations before taxes on income	(4,635,384)	(5,080,871)
Income tax expense	(2,642)	-
Net loss from continuing operations	(4,638,026)	(5,080,871)
Loss from discontinued operations net of tax expense of $0 and $212,429, respectively	(368,223)	(310,243)
Net loss	$(5,006,249)	(5,391,114)

Per common share data:
Basic and diluted:
Loss from continuing operations	$(0.55)	$(0.76)
Loss from discontinued operations	$(0.04)	$(0.05)
Net loss	$(0.59)	$(0.81)

Weighted average shares (basic and diluted)	8,496,284	6,679,319

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Stock
Balances, December 31, 2008	6,560,807	$7,113	$105,868,752	$(95,274,303)	$(116,961)	$(2,096,106)	$8,388,495
Warrants exercised, net	226,093	226	610,225				610,451
Issuance of common stock for equity offering, net	1,674,000	1,674	4,062,308				4,063,982
Stock based compensation			434,827				434,827
Forfeited restricted stock units	(16,667)	(17)	17
Other Comprehensive loss
Net loss				(5,391,114)			(5,391,114)
Interest rate swap termination					101,943		101,943
Other					15,018		15,018
Comprehensive loss							(5,274,153)
Balances December 31, 2009	8,444,233	8,996	110,976,129	(100,665,417)	-	(2,096,106)	8,223,602
Forfeited Restricted stock units	(6,667)	(7)	7
Additional shares issued due to reverse stock split	87
Issuance of common stock for compensation	121,137	121	256,779				256,900
Stock based compensation			533,404				533,404
Net loss				(5,006,249)			(5,006,249)
Balances December 31, 2010	8,558,790	$9,110	$111,766,319	$(105,671,666)	-	$(2,096,106)	$4,007,657

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
Operating activities:
Net loss	$(5,006,249)	$(5,391,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,067,982	5,704,004
Impairment of assets	400,000	849,083
Provision for doubtful accounts	491,000	304,598
Stock based compensation	790,304	434,827
Loss (gain) on sale of discontinued operations	989,364	(168,813)
Other	1,290	15,018
Change in operating assets and liabilities:
Restricted cash	497,792	253,789
Accounts receivable	(320,384)	2,799,042
Prepaid expenses and other assets	(39,247)	(330,004)
Accounts payable	1,048,511	(658,870)
Deferred revenue	(92,852)	327,322
Other accrued expenses and current liabilities	(90,828)	500,792
Net cash provided by operating activities from continuing operations	3,736,683	4,639,674
Net cash (used in) provided by operating activities from discontinued operations	(389,699)	37,869
Net cash provided by operating activities	3,346,984	4,677,543

Investing activities:
Purchasing of equipment and software	(659,451)	(1,376,790)
Purchase of names database and exclusivity rights	(2,444,598)	(2,099,897)
Proceeds from sale of discontinued operations	1,434,923	749,985
Proceeds from the sale of property and equipment	20,018	-
Net cash used in investing activities	(1,649,108)	(2,726, 702)

Financing activities:
Proceeds from term note	-	2,700,000
Principal payments made on term note and capital leases	(3,627,443)	(3,273,234)
Advances from credit note	40,067,000	39,284, 056
Payments on credit note	(42,862,000)	(40,853,283)
Proceeds from issuance of common stock, net of costs	-	4,674,433
Net cash (used in) provided by financing activities	(6,422,443)	2,531,972
Net (decrease) increase in cash	(4,724,567)	4,482,813
Cash, beginning of year	4,843,128	360,315
Cash, end of year	$118,561	$4,843,128

Supplemental information:
Interest paid	$548,371	$743,789
Income taxes paid, net	$2,642	$20,904
Non-cash investing activities:
Equipment under capital leases	$19,236	$133,808
Sale of assets through note receivable	$140,472	$-

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Note 1 – Organization and Business

Company Overview

Inuvo™, Inc. and subsidiaries (the “Company,” or “its”) is an Internet marketing business with two segments:

•	Exchange, and
•	Direct.

The Exchange segment designs, builds, implements, manages and sells the various technology platforms and services the Company offers. For the last 12 months, the Exchange segment has been executing a technology strategy to consolidate the disparate technologies and platforms the Company acquired between 2002 and 2008 into the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers to manage their transactions in an automated and transparent environment. In addition to the core Inuvo Platform for advertisers and publishers, which launched in beta in October 2009, the Company continues to sell several legacy platforms, services or directories within the Exchange segment. The Direct segment designs, builds and implements unique offers and/or websites that generate revenue from the sale of products, services, data and advertising. The Direct segment manages owned and operated properties across verticals that include professional recertification and baby products. The segment uses a number of online tactics for lead generation that includes search and affiliate and email marketing campaigns designed to drive traffic to the sites.  In the future, a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. The cornerstone of the Company’s value proposition for advertisers is its ability to generate high converting leads at an attractive return on investment (“ROI”).  Concurrently, to allow for scale within the Company’s advertising exchange, the Company must also attract high traffic web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented. The Company believes that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Company believes we have been on the forefront of these technologies for the past five years. From its click fraud technology, which has successfully proven its ability to eliminate bad traffic, to its introduction of transaction flagging within the Inuvo Platform to the targeting of advertisements based on behavioral information.  The Company has and will continue to operate its business based on the principle of quality.

In October 2009, the Company brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory and strategic partners and web developers will soon have the ability to customize their implementation through an application-programming interface (“API”). The Company sees itself well positioned to capitalize on market trends that play to its technological strengths.

A very important by-product of the Company’s business is the information produced both on the advertiser side, where the Company sees what kind of products convert, and on the publisher side, where it see what kind of websites attract viewers. This business intelligence allows for improved detection of fraudulent transactions and higher response rates.

The Company was incorporated in the State of Nevada in October 1987.  As of March 7, 2011, the Company employed, through its operating subsidiaries, 47 people full time. The Company’s principal executive offices are located at 15550 Lightwave Drive, Suite 300, Clearwater, Florida 33760.

Liquidity

The Company implemented a cost reduction plan during the first quarter of 2011 to offset the lower revenue associated with the reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform. This cost reduction plan included the elimination of employee positions and the related expenses. Additionally, the Company’s executive officers and certain of its senior management agreed to a deferral of cash compensation in an effort to assist us to better manage the Company’s liquidity. Furthermore, the Company favorably renegotiated the outsourced call center contract reducing the monthly cash outlay. The Company also made adjustments to adapt to the new Yahoo!-Bing marketplace, and has seen incremental improvements in revenue as a result. The Company believes these steps, along with the higher loan availability from the new bank facility (see Note 18), will provide sufficient cash for the next twelve months.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustments to the Company’s assets or liabilities.

Discontinued Operations

During the second quarter of 2008, the Company made a decision to divest its MarketSmart Advertising, Inc. (“MSA”) operations and, effective August 31, 2010, the Company sold substantially all of the assets of MSA.  During the second quarter of 2008, the Company ceased operations of its Web Diversity Ltd. (“Web Diversity”) subsidiary. In 2008, the Company also made a decision to divest its Cherish, Inc. (“Cherish”) and Vintacom Florida Inc (“Vintacom”) operations.  On February 17, 2009, the Company concluded the sale of the assets of Cherish. In the second half of 2009, the Company ceased operations of Vintacom.  In March 2010, the Company determined that due to market and strategic reasons to accelerate its decision to exit the negative-option marketing programs which became part of its Direct segment following the iLead Media, Inc. (“iLead”) acquisition in 2006.  In July 2010, the Board of Directors approved the plan to sell the Company’s Real Estate School Online (“RESO”) business unit and in December 2010, substantially all of the assets of RESO were sold.

Note 2 – Summary of Significant Accounting Policies

a)  Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

b)  Cash and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash deposits exceeded FDIC-insured limits at various financial institutions on December 31, 2010 and 2009 by approximately $0.0 and $4.2 million, respectively, as reported before adjustment for outstanding checks. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

The Company has restricted cash on deposit with various merchant processors. The majority of these funds are in non-interest bearing accounts. As of December 31, 2010 and 2009, the Company had approximately $140,000 and $638,000, respectively, of restricted cash.

c)  Reclassifications

For comparability, the 2009 audited consolidated financial statements reflect reclassifications where appropriate to conform to the interim consolidated financial statement presentation used in 2010.  Certain prior period amounts have been reclassified to conform to the current presentation related to the discontinued operations of MSA, iLead and RESO.

Additionally, all consolidated financial statements and notes herein reflect the impact of the 1:10 reverse stock split on the Company’s common and preferred stock in December 2010.

d)  Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) ASC 605-10 Revenue Recognition-General (“ASC 605-10”).   Under ASC 605-10, the Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

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

List Management Services - Substantially all of the Company’s revenue from list management services is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in the Company’s consolidated financial statements, because of various pass-through expenses. In compliance with ASC 605-45, the Company assesses whether the Company or a third-party supplier is the primary obligor. The Company has evaluated the terms of its customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, the Company generally records revenue net of pass-through charges.

Subscription Income – The Company recognizes revenue on monthly and multi-monthly subscription contracts on a straight-line basis over the term of the contract.  Funds that are collected in advance from customers are recorded as deferred revenue.

Discontinued Operations

Product Sales - For product sales in RESO, the Company recognizes revenue when payment is received and the goods are shipped.

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

f)  Advertising and search expenses

The Company expenses advertising costs as incurred. Advertising costs from continuing operations as included in selling general and administrative expenses for the years ended December 31, 2010 and 2009 were approximately $126,000 and $59,000, respectively. In addition, the Company expenses search costs as incurred.  Search cost advertising is the purchase of key words and phrases from search engine operators that attracts web browsers to a web site.  In 2010, the Company increased search costs by approximately $4.5 million to $5.4 million as the Company focused its revenue growth on its owned and operated websites.

 g)  Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of operations.

Property and equipment are depreciated on a straight-line basis over 3 years for equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization expense was approximately $1.8 million and $2.0 million, respectively, for the years ended December 31, 2010 and 2009.

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

i)  Goodwill and other intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the gross profit approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill (See Note 5).

The Company amortizes its identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Tradenames are not amortized as they are believed to have an indefinite life. Tradenames are reviewed annually for impairment under ASC 350.

j)  Income taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examines evidence related to the history of taxable losses or income, the economic conditions in which the Company operates, organizational characteristics, its forecasts and projections, as well as factors affecting liquidity.

The Company has adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

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

For the year ended December 31, 2009, the Company had impairments of its goodwill and other intangible assets of approximately $800,000.  As part of the sale of RESO in December 2010, the Company wrote off $92,000 of tradenames.   In 2010, tradenames associated with Morex and Primary Ads were impaired and consequently, the Company recorded an impairment loss of $400,000.

l)  Share-based compensation

The Company recognizes share based compensation at fair value pursuant to ASC 718, Compensation- Stock Compensation (“ASC 718) using the modified prospective transition method. The fair value of units granted is determined using market value of the common stock on the date of the grant. The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model and recognizes the fair value as compensation expense in earnings over the requisite service period. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is currently estimated at a weighted average of 25 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

m)   Treasury Stock

The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock acquired in the market.

n)  Net loss per share

During the periods presented, the Company had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  Because the Company reported a net loss for all periods presented, shares associated with stock options, warrants and restricted stock are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.  Per share data is based on the weighted average number of shares outstanding and has been adjusted for the 1 for 10 reverse stock split.

o)  Comprehensive income

ASC 220, Comprehensive Income, requires disclosure of total comprehensive income. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

p)  Operating segments

ASC 280, Segment Reporting, requires disclosures of certain information about operating segments, products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in two segments, as defined in this statement (See Note 17).

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

r)  Risks and concentrations

When assessing credit risk, the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. The following disclosures were calculated based on the entire Company results.  At December 31, 2010, the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $3.0 million or 57.7% of gross accounts receivable from continuing operations at December 31, 2010 and approximately $2.5 million or 41.3% at December 31, 2009. This same customer  contributed approximately $39.3 million or, 80.3%,  of total net revenue from continuing operations for year ended December 31, 2010 and approximately $26.3 million, or 66.5%, of total net revenue from continuing operations for the year ended December 31, 2009.

s)  Fair value of financial instruments

The Company has adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for its financial assets and liabilities. Management uses the fair value hierarchy of ASC 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of accounts receivable, accrued expenses and long-term debt approximate fair value.

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

As of December 31, 2010, the Company has no financial assets or liabilities that were measured at fair value on a recurring basis.

t)  Derivative financial instruments

The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company’s interest rate swap agreement qualifies as a cash flow hedge. Therefore, the effective portion of the fair value change is recorded through other comprehensive income, a component of stockholders’ equity while any ineffectiveness is recorded in the statement of operations.  In March 2009, the Company cancelled its only derivative and incurred a related expense of $94,000 included in Interest Expense on the 2009 consolidated statements of operations, which was previously reflected in other accumulated comprehensive loss.  At December 31, 2010 and 2009, the value of the interest rate swap on the consolidated balance sheets was $0.

u)  Use of estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, useful lives of property and equipment, goodwill and purchased intangible asset valuations and lives, derivatives, deferred income tax asset valuation allowances, stock compensation, and valuation of stock option and warrants. The Company bases its estimates and assumptions on current facts, historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

v)  Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the financial statements and (ii) the range of loss can be reasonably estimated (See Note 16).

w)  Recent accounting pronouncements

ASU 2010-06 — Improving Disclosures about Fair Value Measurements:  In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. The Company adopted the new disclosure requirements in ASU 2010-06 as of the period ended March 31, 2010, and it did not have a material impact on its consolidated financial statements.

ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements:  In February 2010, the FASB issued ASU 2010-09. This amendment to ASC Topic 855 — Subsequent Events removes the requirement for an SEC filer to disclose the date through which subsequent events are evaluated. This includes both issued and revised consolidated financial statements. The Company adopted the new disclosure requirements in ASU 2010-09 in 2010, and it did not have a material impact on its consolidated financial statements.

ASC 810 — Consolidation of Variable Interest Entities:  In June 2009, FASB issued additional guidance related to ASC Topic No. 810, "Consolidation" (ASC 810).  ASC 810 requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The Company adopted the additional guidance in 2010, and it did not have a material impact on its Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

 Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2010 and 2009:

	2010	2009
Balance at the beginning of the year	$1,344,648	$2,052,833
Provision for bad debts	491,000	304,598
Charge-offs	(1,385,014)	(1,012,783)
Recoveries	-	-
Balance at the end of the year	$450,634	$1,344,648

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2010 and 2009 was as follows:

	2010	2009
Furniture and fixtures	$427,121	$639,107
Equipment	3,078,393	3,161,665
Software	5,514,375	4,862,195
Leasehold improvements	321,873	321,873
Assets not yet in service	-	25,912
Subtotal	9,341,762	9,010,752
Less: accumulated depreciation and amortization	(6,592,664)	(4,973,777)
Net property and equipment from continuing operations	$2,749,098	$4,036,975
Net property and equipment from discontinued operations	-	844,193
Total	$2,749,098	$4,881,168

 Note 5 – Intangible Assets and Goodwill

During 2009, the Company tested all reporting units for impairment.    During the first quarter of 2010, the Company was notified by its merchant processors that the merchant processors would be unable to continue to process transactions from the negative option marketing business, which was included in the Direct Segment.   As a result of this change to the business, the Company deemed all intangible assets and goodwill associated with the iLead Media, Inc. acquisition as of December 31, 2009 to be impaired.  The Company has included approximately $800,000 in impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 2009 associated with this impairment.

During 2010, the Company tested all reporting units for impairment.  Based on the results of these tests, there were no indications of impairment.    However in 2010, the tradenames associated with Morex and Primary Ads were impaired because the Company is no longer using these names and consequently, the Company recorded an impairment loss of $400,000.

 The following is a schedule of the Company’s intangible assets from its continuing operations as of December 31, 2010:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
Names database (1)	1-2 Years	$13,563,058	$(11,600,097)	$1,962,961
Website development	5 Years	4,210,000	(4,110,729)	99,271
Customer lists	5 Years	3,500,000	(3,477,814)	22,186
Exclusivity agreement	1 Year	150,000	(112,500)	37,500
Tradenames	Indefinite	390,000	-	390,000
Total intangible assets		$21,813,058	$(19,301,140)	$2,511,918
Goodwill		$3,893,405	$(542,000)	$3,351,405

The following is a schedule of the Company’s intangible assets from its continuing operations as of December 31, 2009:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
Names database (1)	1-2 Years	$11,803,351	$(10,143,103)	$1,660,248
Website development	5 Years	4,210,000	(3,268,727)	941,273
Customer lists	5 Years	3,895,000	(3,572,814)	322,186
Vendor relations	3 Years	2,682,000	(2,682,000)	-
Software	5 Years	1,195,000	(1,195,000)	-
Reference Materials	4 Years	571,000	(571,000)	-
Tradenames	Indefinite	882,000	-	882,000
Total intangible assets		$25,238,351	$(21,432,644)	$3,805,707
Goodwill		$3,893,405	$(542,000)	$3,351,405

(1)
Amortization of Names Database included in cost of revenue for the years ended December 31, 2010 and 2009 was approximately $2.0 million and $1.8 million, respectively.  The Company does not amortize the carrying value of its Tradenames.

The Company’s amortization expense over the next five years is as follows:

2011	$1,715,919
2012	405,999
2013	-
2014	-
2015	-
Total	$2,121,918

Note 6 - Notes Payable

The following table summarizes the Company’s notes payable balance as of December 31, 2010 and 2009:

Lender	Due Date	Interest Rate	2010	2009
Wachovia Bank – term note	March 2011	LIBOR + 7%	$-	$3,465,806
Wachovia Bank – credit note	March 2011	LIBOR + 7%	1,850,000	4,645,000
Totals			1,850,000	8,110,806
Less: Term and credit notes payable – current portion			1,850,000	(2,324,000)
Term and credit notes payable – long-term portion			$-	$5,786,806

Principal Payments Due

Principal payments due are as follows as of December 31, 2010:

2011	$1,850,000
2012	-
Total	$1,850,000

Wachovia Credit and Term Notes Payable

On December 24, 2009, the Company entered into the Second Amended and Restated Loan Agreements with Wachovia Bank, N.A.(“Wachovia”) pursuant to which the Company restructured its obligations with Wachovia to reallocate the amounts owed to the bank between the term note and the credit note and to extend the due date of the remaining portion of the obligations. Under the terms of the Second Amended and Restated Loan Agreements ("Amended Loan Agreement"), which have superseded all prior loan agreements with Wachovia, the Company issued Wachovia the Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5.3 million (the “Credit Note”) and the Second Amended and Restated Term Promissory Note in the principal amount of approximately $4.1 million (the “Term Note”).  Both the Credit Note and Term Note bear interest at the rate of LIBOR plus 7%, with a floor of 7%, (7.26% and 7.23% at December 31, 2010 and December 31, 2009, respectively) and are due on March 31, 2011.  Prior to the restructure, the Company owed Wachovia approximately $6.4 million under the previous credit note, with a maximum borrowing of $8,000,000.  As described below, the maximum borrowing was reduced by $2.7 million and reallocated to the balance of the Term Note. The Company is permitted to have aggregate principal advances outstanding under this Credit Note of the lesser of (i) $5.3 million or (ii) 80% of eligible accounts receivable less reserves plus an “over-advance” of $2.1 million through May 31, 2010, after which the “over advance” is reduced to $700,000   at January 1, 2011, and remains at that level through maturity of the Credit Note.  Prior to the restructure, the Company owed Wachovia approximately $1.4 million under the previous term note. As part of the restructure, this amount was increased by $2.7 million.  The Company’s obligations under the loan agreement and the notes continue to be secured by a first priority lien, in favor of Wachovia, on all of the Company assets, including the stock of each of the operating subsidiaries, and are subject to certain financial covenants.

The Company further agreed to reduce the amounts owed Wachovia by approximately $100,000 at closing, $400,000 on or before December 31, 2009 and $500,000 split between March 31, 2010 and July 31, 2010. In addition, 25% of all net proceeds from equity sales made by the Company after July 31, 2010 and 100% of the net proceeds from the sale of any collateral or subsidiary will be used to further reduce its obligations to Wachovia. Under the terms of the loan agreement, the Company used funds from the exercise of warrants as previously disclosed and from the sale of its stock for these reductions, The amounts due under the notes can be accelerated if an event of default occurs as described in the notes, and the Company’s outstanding letter of credit of $475,000 must be terminated or replaced by the maturity date of the notes.  The availability under the Credit Note is reduced by the outstanding balance of any letters of credit.

Per the Amended Loan Agreement, the Company is required to calculate its borrowing base monthly based on eligible accounts receivable. The Company’s outstanding balance on the Credit Note as of December 31, 2010 and 2009 was approximately $1.9 million and $4.6 million, respectively.  In addition, the Company has $475,000 under a letter of credit with its landlord as of December 31, 2010 and 2009.  The Credit Note availability is calculated as principal less the outstanding balance less the outstanding letters of credit. As of December 31, 2010 and 2009, the Company’s availability under its Credit Note was approximately $2,575,000 and $180,000, respectively.  As of December 31, 2010 and 2009, the Company’s outstanding balance on the Term Loan was $0 and approximately $3.5 million, respectively.

On March 29, 2010, the Company entered into a First Amendment to the Amended  Loan Agreement and the Credit Note with Wachovia Bank, which modified certain terms including i) accelerating a scheduled principal payment of $250,000 due on July 31, 2010  to March 29, 2010, ii) reducing the $5.3 million Credit Note to $5.0 million over the term of the agreement, iii) reducing the over-advance provided in the Credit Note from $2.1 million to $700,000 over the term of the agreement ($1.3 million at December 31, 2010) and iv) changing to the covenants as reflected below.

On September 29, 2010, the Company entered into a Second Amendment to the Amended Loan Agreement with Wachovia to add back any loss or closing expenses or deduct any gain, related to the sale of various discontinued operations, in the calculation of the financial covenants as defined below.

In December 2010, the Company and Wachovia agreed to reduce the over-advance to $0 and stop any additional monthly payments to Wachovia in reduction of the over-advance through the remainder of the term of the Agreement.

Interest Rates; Repayment Terms. Interest on the unpaid principal balance of the Credit Note and Term Note accrues at LIBOR Market Index Rate plus 7% provided further that the interest rate shall in no event be less than 7%. The Credit Note matures on March 31, 2011. Amounts due under the Term Note are payable in monthly payments of $152,000 with any remaining principal due on March 31, 2011. The principal amount of the Term Note was reduced by the net cash proceeds to the Company upon the sale of MSA and RESO and the final amount due under the Term Note was repaid on December 29, 2010.

Covenants. As detailed further in the First Amendment to the Amended Agreement, so long as there remain any amounts outstanding under the Credit Note, the Company is required to maintain: (1) a “Funded Debt to EBITDA Ratio” (i) as of December 31, 2009 of not more than 4.25 to 1.00; (ii) as of March 31, 2010 of not more than 3.5 to 1.00; (iii) as of June 30, 2010 of not more than 4.0 to 1.00; (iv) as of September 30, 2010 of not more than 2.25 to 1.00; and (v) as of December 31, 2010 of not more than 1.75 to 1.00. This covenant is calculated quarterly, on a rolling four quarter basis; and (2) a “Fixed Charge Coverage Ratio” (i) as of December 31, 2009 of not less than 0.50 to 1.00; (ii) as of March 31, 2010 of not less than 0.40 to 1.00; (iii) as of June 30, 2010 of not less than 0.45 to 1.00; (iv) as of September 30, 2010 of not less than 1.00 to 1.00; and (v) as of December 31, 2010 of not less than 1.50 to 1.00. This covenant is calculated quarterly, on a rolling four quarter basis.  In addition, the Company may not, without the approval of Wachovia: (a) make capital expenditures (excluding acquired names and capitalized software) during any calendar year exceeding $500,000; (b) incur any additional indebtedness; or (c) declare or pay dividends.  The Amended Loan Agreement further prohibits the Company from acquiring or investing in, directly or indirectly, or purchasing, redeeming, retiring or otherwise acquiring, directly or indirectly, any stock, securities, or evidence of indebtedness.   The Company was in compliance with all covenants at December 31, 2010 and December 31, 2009.

See Note 18 for the refinancing of the Wachovia Agreement with Bridge Bank, National Association (“Bridge Bank”).

Note 7 - Derivatives and Hedging Transactions

On March 18, 2009, the Company terminated an interest rate swap agreement early as part of the Loan Amendment between the Company and Wachovia and incurred a related expense of approximately $94,000 included in interest expense on the 2009 consolidated statement of operations which was previously reflected in other accumulated comprehensive loss.  As of December 2010, the Company does not have derivatives or interest rate swap agreements.

Note 8 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Accrued expenses	$748,515	$965,059
Accrued search costs	697,510	-
Accrued affiliate expenses	11,949	202,153
Accrued judgment	-	310,450
Accrued payroll liabilities	13,927	89,335
Capital lease – current portion	127,724	176,937
Total	$1,599,625	$1,743,934

Note 9 – Other Long-Term Liabilities

 Other long-term liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Capital lease – net of current portion	$71,356	$190,867
Deferred rent	285,153	265,473
Total	$356,509	$456,340

Note 10 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2010	2009
Current tax provision	$-	$-
Deferred tax (benefit) provision	-	-
Total tax (benefit) provision	$-	$-

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2010	2009
Expected statutory rate	(34)%	(34)%
State income tax rate, net of federal benefit	(4)%	(4)%
Permanent differences	4%	99%
Impairment differences	-	-
Valuation allowance	34%	(68)%
Other	-%	7%
	-	-

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates, recent organizational changes and, its forecasts and projections. As a result, the Company was unable to support a conclusion that it is more likely than not that any of its deferred tax assets will be realized. The Company therefore has recorded a full valuation for the net deferred tax assets as of December 31, 2010 and 2009.

The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard, the valuation allowance will be reduced accordingly. The 2010 net increase of approximately $1.8 million in valuation allowance related to deferred tax assets from operating loss carryforwards.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$5,871,000	$4,445,000
Intangible assets	4,984,000	5,225,000
Deferred rent	381,000	242,000
Depreciation	272,000	-
Allowance for doubtful accounts	406,000	689,000
Stock based expenses	324,000	325,000
Other	214,000	214,000
Subtotal	12,452,000	11,140,000
Less valuation allowance	(12,452,000)	(10,641,000)
Total	-	499,000
Less: current portion	-	-
Non-current portion	-	499,000

Deferred tax liabilities:
Depreciation	-	499,000
Intangibles	-	-
Total	-	499,000
Less: current portion	-	-
Non-current portion	-	499,000
Total deferred tax assets (liabilities)	-	-

The net operating losses amounted to approximately $15.4 million and expire beginning 2022 through 2030.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. The Company has approximately $2.8 million of carry forward deductions from 2006 relating to stock options exercised as of December 31, 2010.

The adoption of provisions, required by ASC 740, did not result in any adjustments.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2010. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2007 through 2010.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2010 and 2009.

Note 11 - Stock-Based Compensation

The stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity. Currently, the Company grants options and restricted stock awards ("RSAs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”), approved by the shareholders on June 18, 2010. Option and restricted stock unit vesting periods are generally zero to three years and most options expire after 5 years.

As of December 31, 2010, the Company reserved 700,000 shares of common stock for issuance under the 2010 ECP of which 282,974 were available for grant.

As of December 31, 2010, the Company had reserved 1.0 million shares of common stock for issuance under its 2005 LTIP of which i) 791,096 options were outstanding, ii) 40,000 shares issued to a former executive as severance and iii) 59,667 RSAs provided to employees, officers or directors. As of December 31, 2010, there were 109,237 options available for grant under the 2005 LTIP.

 The following table summarizes all stock based compensation grants as of December 31, 2010:

	Stock Options	Severance	RSA's	Available Shares	Total
2010 ECP	417,026	-	-	282,974	700,000
2005 LTIP	791,096	40,000	59,667	109,237	1,000,000
Non - LTIP	15,037	-	-	-	15,037
Total	1,223,159	40,000	59,667	392,211	1,715,037

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

In 2010, the Company granted options to purchase 93,750 shares of common stock under the 2005 LTIP with an average exercise price of $2.07 per share.  The Company also granted options to purchase 433,488 shares of common stock under the newly adopted 2010 ECP with an average exercise price of $2.55 per share.

The Company recorded stock-based compensation expense for all equity incentive plans, exclusive of stock in lieu of pay, of approximately $533,000 and $435,000 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the aggregate intrinsic value of all outstanding options was $2.7 million with a weighted average remaining contractual term of 3.77 years, of which 372,663 of the outstanding options are currently exercisable with an aggregate intrinsic value of approximately $600,000, a weighted average exercise price of $5.86 and a weighted average remaining contractual term of 3.32 years. There were no options exercised during the years ended December 31, 2010 and 2009. The total compensation cost at December 31, 2010 related to non-vested awards not yet recognized was approximately $900,000 with an average expense recognition period of 3.06 years. The total fair value of options vested during 2010 and 2009 was approximately $1.1 million and $400,000, respectively.

The following table summarizes information about stock option activity during the years ended December 31, 2010 and 2009:

	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	987,963	$5.70	735,501	$9.40
Granted	527,238	$2.46	470,600	$2.60
Forfeited or expired	(292,042)	$4.47	(218,138)	$11.60
Exercised	-	$-	-	$-
Outstanding, end of year	1,223,159	$3.74	987,963	$5.70
Exercisable, end of year	372,663	$6.94	427,706	$8.50

The weighted average grant date fair value of options granted during 2010 and 2009 were $2.46 and $1.90, respectively.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2010 and 2009 was $0.

The following table summarizes information about stock options outstanding as of December 31, 2010, which includes 417,026 2010 ECP options, 791,096 2005 LTIP options and 15,037 non-2005 LTIP options:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life ( Years)	Weighted Average Exercise Price
$1.70 – $3.00	1,029,831	3.95	$2.49
$3.01 - $9.99	148,958	2.55	$6.79
$10.00 - $25.00	38,833	4.09	$21.45
$25.01 - $53.00	5,537	8.72	$29.62
Total	1,223,159	3.77	$3.74

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2010	2009
Expected life (in years)	5.00	4.2
Volatility	164.0%	134.0%
Risk free interest rate	1.82%	1.92%
Dividend yield	0.00%	0.00%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options.    The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option.  The risk free interest rate is based on the market yield of the U.S. Treasury Bill with a five year term.  The Company does not anticipate paying any dividends so the dividend yield in the model is zero.

In 2010, the Company issued an aggregate of 112,422 shares of its common stock valued at approximately $232,500 to its executive officers and certain of its senior management in lieu of cash compensation. The value of the shares equaled the fair market value of the Company’s common stock on the date of issuance.  Additionally in 2010, we issued an aggregate of 8,715 shares of the Company’s common stock valued at approximately $24,000 to its board of directors in lieu of cash compensation.  The value of these shares equaled the fair market value of the Company’s common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in the Company’s securities. The recipients had access to business and financial information concerning the Company. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Note 12 – Stockholder’s Equity

Stock Split

On December 10, 2010, the Company undertook a 1 for 10 reverse stock split of its common stock.  As a result, the Company reduced the number of its authorized shares of common stock from 200,000,000 shares to 20,000,000 shares and reduced the number of authorized shares of “blank check” preferred stock from 5,000,000 shares to 500,000 shares.

Significant Equity Transactions

On December 16, 2009, the Company entered into subscription agreements for the sale of an aggregate of 1,674,000 shares of common stock at a purchase price of $2.50 per share resulting in gross proceeds of approximately $4.2 million. This offering was an "at the market" offering conducted as a takedown from the Company’s shelf registration statement which was declared effective by the Securities and Exchange Commission in January 2007. Under the terms of the subscription agreements, the closing of the offering was subject to the restructure of the Wachovia obligations and the proceeds from the subscriptions were deposited in escrow pending satisfaction of the closing condition. On December 28, 2009, following the restructure of the Wachovia obligations as described earlier in this report, the offering was closed. Included purchasers in this offering along with several institutional investors were members of the Company’s Board of Directors, their affiliates, and its executive officers who purchased an aggregate of approximately $1.7 million in the offering upon the same terms and conditions as the other investors. The Company did not engage the services of an underwriter or placement agent in this offering, but paid a finder’s fee of $48,000 to a broker dealer and member of FINRA. Additional fees incurred with the sale of common stock included $45,000 in listing fees and approximately $45,000 in legal fees.

Treasury Stock

The Company has 551,696 shares of stock in its treasury at a combined total value of approximately $2.1 million. The cost method was used in recording the purchase of the treasury stock.

Warrants Outstanding

As of December 31, 2010, the Company had outstanding warrants for the potential issuance of 643,958 shares of common stock. Exercise price ranges from $3.00 to $35.00 as of December 31, 2010. These warrants were primarily issued in connection with private placements and debt issuances and reflect the balances after the 226,093 shares were exercised in September 2009 (see below) for approximately $0.6 million or $2.70 per share. In August 2009, the Company issued 40,000 warrants to an Investor Relations firm as partial compensation for services. The 40,000 warrants are divided into four tranches of 10,000 warrants per tranche with exercises prices of $3.00, $5.00, $10.00 and $15.00. The warrants exercise over a 24 month period on a pro-rata basis and have a term of five years. All of these warrants are exercisable for five years.

 As a result of the granting of the investor relations warrants, the Company triggered the anti-dilution protection for warrants issued to investors in 2006 as part of their purchase and conversion of Series A Preferred Stock (“Investor Warrants”). As a result of the floor on each warrant the following represents the warrants that were outstanding, the stated exercise price and the adjusted exercise price. The Company issued 520,000 warrants with an exercise price of $25.00 per share, which was reduced to the floor of $20.00 per share. The Company issued 200,000 warrants with an exercise price of $30.50 per share, which was reduced to the floor of $25.00 per share. The Company issued 100,000 warrants with an exercise price of $40.00 per share, which was reduced to the floor of $35.00 per share.

Additionally, during the third quarter of 2009 the Company temporarily, from September 21, 2009 to September 29, 2009 (“Reduction Period”), re-priced the Investor Warrants. The Company provided a modification to the warrant agreements that i) reduced the exercise price from all the warrants ranging from $20.00 - $35.00 per share to $27.00 per share, the market price during the Reduction Period and ii) removed the cashless exercise feature. During the Reduction Period, 226,093 warrants were exercised.

The following table summarizes information about stock warrants outstanding as of December 31, 2010:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$3.00 - $15.00	40,000	3.58	$8.25
$15.01 - $25.00	376,490	0.26	$20.00
$25.01 - $35.00	227,468	0.83	$28.67
Total	643,958	0.62	$22.33
Exercisable	632,291	0.62	$22.33

Note 13 – Discontinued Operations

During the second quarter of 2008, the Company made a decision to divest its MSA operations and ceased operations of its Web Diversity subsidiary. The Company also made a decision to divest its Cherish and Vintacom operations. On February 17, 2009, the Company concluded the sale of Cherish. In the fourth quarter of 2009, the Company ceased operations of Vintacom. On March 1, 2010, the Company, as a result of market and strategic reasons, accelerated its decision to exit the negative-option marketing programs which was part of the Company’s Direct Segment with the acquisition of iLead in 2006. As a result in this change to the iLead business, the Company deemed all remaining intangible assets associated with this business as of December 31, 2009 to be impaired. On June 3, 2010, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Omega Direct Marketing, LLC (“Omega”) to sell all of the gross assets of its Exact Supplements, LLC. business (“Exact”). The purchase price is 50% of all monthly revenues for the immediate 12 months after the date of the Agreement, less specific costs as defined in the Agreement for revenue from the sold customer base. The Company shall recognize gains from the sale of Exact only upon receipt of monies per the Agreement. During the year ended December 31, 2010, the Company did not recognize any gain or loss from this sale. Additionally, as all assets of Exact were written off as of December 31, 2009 and, therefore, no gain or loss was recognized on the sale of Exact.

On September 24, 2010, the Company sold the assets of MSA and its related companies Rightstuff, Inc. and Checkup Marketing, Inc., all North Carolina corporations which are wholly-owned subsidiaries of Inuvo, Inc. The purchase price of the assets was $766,636, of which $247,147 was paid at closing and the balance was paid in three equal installments of $173,163 each during the 90 days following the closing. Under the terms of the agreement, the purchaser also assumed certain liabilities related to the purchased assets. To ensure orderly transition of the business, the Company agreed to provide the purchaser with hosting services at no cost for 90 days following the closing. The agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds received from the sale of MSA were used to reduce the term note with Wachovia. Additionally, the Company reported a non-cash charge in discontinued operations of approximately $1.5 million for the loss on the sale for the year ended December 31, 2010.

In July 2010, the Board of Directors approved the plan to sell the Company’s RESO business unit. On December 10, 2010, the Company closed the sale of the assets of RESO. The purchase price of the assets was $750,000, of which all was paid at closing less $31,716 working capital adjustment and $50,000 held in escrow for a period of one year.  Earlier in 2010, the Company announced its intention to sell the business and it accounted for the subsidiary as a discontinued operation since that time. To ensure an orderly transition of the business, the Company agreed to provide transitional services until April 15, 2011 and will receive a fee of $107,204 paid in five equal monthly installments. The Asset Purchase Agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds from the sale were used to reduce the term note with Wachovia. In addition, the Company reported a gain on the sale of RESO in discontinued operations of approximately $500,000.

The table below summarizes unaudited financial results for the assets classified as held for sale which is comprised primarily of the Company’s MSA, iLead and RESO business units for the years ended December 31, :

	Years Ended
	2010	2009
Revenue	$7,805,231	$24,713,512
Income (loss) from discontinued operations before loss on sale	621,140	(585,262)
(Loss) gain on sale of discontinued operations	(989,364)	275,019
Loss from discontinued operations	$(368,224)	$(310,243)

Note 14 – Retirement Plan Costs

The Company sponsors a defined contribution plan to help eligible employees provide for retirement. The Company began matching employees’ contributions in 2007. The Company currently matched 50% of employee contributions up to 6% of eligible contributions. The Company’s total matching contributions for the years ended December 31, 2010 and 2009 were approximately $43,000 and $124,000, respectively.   During 2010, the Company suspended matching contributions.

Note 15 - Leases

The Company leases certain office space and equipment. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Rent expense was approximately $800,000 and $1.3 million for the years ended December 31, 2010 and 2009, respectively.

Minimum lease payments under non-cancelable operating leases as of December 31, 2010 are:

2011	$822,596
2012	850,960
2013	880,271
2014	905,143
2015	692,422
Thereafter	-

The Company had a subsidiary, MarketSmart Interactive (“Interactive”) that was dissolved in 2007.   Interactive was a party to an operating lease. There is currently a legal action filed by the Lessor of the Interactive lease.   Interactive was insolvent when it was dissolved.  (See Note 16).

In 2010, the Company subleased a portion of its offices in its headquarters to a third-party telemarketing firm.  The term of the sublease is for 36 months and requires equal monthly payments of approximately $20,000 per month.

Note 16 - Commitments and Contingencies

Legal Related

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to its normal business operations.

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

 Note 17 - Segment Analysis

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

Listed below is a presentation of the unaudited revenue, gross profit and earnings (loss) before interest, taxes, depreciation and amortization and stock based compensation for all reportable industry segments for the years ended December 31, 2010 and 2009. The Company currently only tracks certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Compensation” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	2010		2009
Segment:	Amount	Percent	Amount	Percent
Exchange	$41,721,447	85.2%	$28,842,342	72.5%
Direct	7,248,400	14.8%	10,964,765	27.5%
Total	$48,969,847	100.0%	$39,807,107	100.0%

 Gross Profit by Industry Segment

Segment:	2010	2009
Exchange	$14,835,164	7,597,315
Direct	4,879,373	7,436,085
Total	$19,714,537	$15,033,400

Earnings (Loss) before Stock-Based Compensation, Interest, Taxes, Depreciation and Amortization and Impairment Charges by Industry Segment

Segment:	2010	2009
Exchange	$4,062,496	$2,410,349
Direct	2,739,257	3,335,292
Corporate	(4,620,322)	(4,373,312)
Total	$2,181,431	$1,372,329

Note 18 – Subsequent Events

On February 15, 2011, the Company entered into the Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows the Company to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term credit of $475,000 to collateralize a stand-by letter of credit required the Company’s corporate headquarters lease.  Under the terms of the Agreement, the Company must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of the Company’s accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee ($800), a fee-in-lieu-of-warrant ($21,250) and a non-formula facility fee ($4,750).  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) are due monthly.