Form 10-K/A
period 2010-12-31
INUVO, INC.
filed 2011-04-04
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE Amex, was approximately $14.5 million. As of March 28, 2011, there were 8,605,669 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

•	our history of losses,
•	risks frequently encountered by Internet marketing and advertising companies,
•	the adverse effect of search engine industry consolidation and alliances,
•	our ability to expand our relationships with other Internet media content, advertising and product providers,
•	the terms of our bank loan agreements,
•	our dependence upon a significant portion of our revenues from a single customer,
•	our ability to effectively compete,
•	the impact of increasing government regulations and consumer protection laws on our business model,
•	our need to keep pace with changes in technology,
•	the possible interruption of our services and our reliance on third-party providers,
•	the risks related to credit card fraud,
•	our history of litigation
•	liabilities associated with information we retrieve from our websites,
•	the impact of natural disasters on our ability to operate,
•	any failure on our part to adequately protect personal information,
•	possible security breaches and computer viruses,
•	our reliance on our executive officers and key personnel,
•	discounts offered to advertisers by upstream advertising networks,
•	the impact of “spam,” and
•	the impact of our quarterly operating results on our stock price.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” “Inuvo,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation and our subsidiaries.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Inuvo, Inc. for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 30, 2010 (the “Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have elected to include such Part III information by amendment to the Form 10-K rather than by incorporation by reference to the proxy statement.  Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth in this amendment.

There are no other changes to the Form 10-K other than those set forth in this amendment.  This amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-K as set forth in this amendment.  Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Name	Age	Positions
Richard K. Howe	48	President, Chief Executive Officer
Wallace D. Ruiz	59	Chief Financial Officer, Secretary
Mitch Tuchman 1, 2, 3	54	Director
Charles Pope 1, 2	59	Director
John (Jack) Balousek 1, 2	65	Director
Charles Morgan 3	68	Director

1           Member of the Audit Committee.
2           Member of the Compensation Committee.
3           Member of the Nominating and Corporate Governance Committee.

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

Mitch Tuchman.   Mr. Tuchman, who has been a member of our Board of Directors since April 2008, also serves as Chairman of the Board of Directors.  Mr. Tuchman is the CEO of MarketRiders, Inc., a registered investment adviser, and brings more than 27 years experience in venture capital, public finance and technology. From 2006 until 2007, Mr. Tuchman served as a consultant to Crestview Capital, a micro-cap hedge fund.  From 2001 until 2005, Mr. Tuchman served as a sub-advisor to Apex Capital, LLC, a hedge fund. He continues to co-manage, with Apex, Net Market Partners, LP, a venture capital fund.  Prior to 2001, Mr. Tuchman served as an investor and advisor for venture funds focusing primarily on Internet and technology related ventures. In 1999, he co-founded TestMart, a marketer of government IT services and products over the Internet. A Silicon Valley veteran, Mr. Tuchman began his career at Atari, Inc. and led, as an operating executive, several Silicon Valley companies through strategic transformations for eventual sale. He currently serves on the Board of Directors of Kintera, Inc., Phoenix Technologies Ltd., where he also serves a Chairman of the Compensation Committee and Workstream, Inc. where he also serves as a member of the Compensation Committee.  Mr. Tuchman received his MBA from Harvard Business School and his B.S.B.A. from Boston University.

Charles Pope.  Mr. Pope has been a member of our Board of Directors since September 2008.  He has served as Chief Operating Officer and Chief Financial Officer of The Palm Bank, a community bank in Tampa, Florida, since June 2009.  From 2007 through 2009, Mr. Pope served as Chief Financial Officer of and a consultant to Aerosonic Corporation, a manufacturer of aircraft instruments and displays.  From February 2005 through April 2007, Mr. Pope served as Chief Financial Officer for Reptron Manufacturing, a manufacturer of electronic services and engineering services.  From April 2002 until February 2005, Mr. Pope served as Chief Financial Officer for SRI/Surgical, a provider to hospitals of reusable and disposable products used in surgical procedures.  Previously, Mr. Pope served as Chief Financial Officer for UTEK Corporation, a business development company that acquires and funds the development of new university technologies.  Since February 2010, Mr. Pope has been a member of the Board of Directors of UTEK Corporation and is Chairman of its Audit Committee.  Mr. Pope was with PricewaterhouseCoopers LLP and left as a partner. Mr. Pope holds a B.S. in economics and accounting from Auburn University, and he is a Certified Public Accountant in Florida.

John (Jack) Balousek.  Mr. Balousek has been a member of our Board of Directors since September 2008.  He served from 1991 to 1996 as President and Chief Operating Officer of Foote, Cone & Belding Communications, at the time one of the largest global advertising and communications networks; as Chairman and CEO of True North Technologies, a digital and interactive services firm affiliated with True North Communications; and as a Director at FCB Communications and True North Communications from 1989 until 1997.  Prior to 1991, he held various senior executive management positions with FCB and Brand Management positions with the Procter & Gamble Co.  Mr. Balousek is a member of the Board of Central Garden & Pet Co. where he also serves as the Chairman of the Compensation Committee and a member of the Audit Committee.  He has previously served as a member of the Boards of Directors of Web.com, Inc. and Aptimus, Inc.  He received his undergraduate degree from Creighton University and his Masters degree from Northwestern University.

Charles Morgan.  Mr. Morgan has been a member of our Board of Directors since June 2009.  He is an investor in Bridgehampton Arbitrage LLC and an equity owner of Bridgehampton Capital Management LLC.  Currently, he is an acting partner of  Bridgehampton Capital Management LLC.  Mr. Morgan has extensive experience managing and investing in both private and public companies including Acxiom Corporation (NasdaqGS: ACXM), an information services company he helped grow from an early stage company to $1.4 billion in revenues during his tenure as Chief Executive Officer from 1975 to 2008.  Mr. Morgan was employed by IBM as a systems engineer for six years prior to joining Acxiom, and he holds a mechanical engineering degree from the University of Arkansas.  In addition, Mr. Morgan has served on the board and in various leadership roles with the Direct Marketing Association (DMA) throughout his career, serving in 2001 as chairman of the DMA board.  Mr. Morgan also serves as a member and is the past chairman of the board of trustees of Hendrix College.  Mr. Morgan received a B.A. in Mechanical Engineering from the University of Arkansas.

There are no family relationships between any of the executive officers and directors, except as set forth above.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.  Executive officers of our company are appointed by the Board of Directors and serve at the pleasure of the Board.

Director Qualification

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee to recommend to the Board, and for the Board to conclude that the individual should be serving as a director of Inuvo.

Mitch Tuchman – Mr. Tuchman’s extensive career in leadership positions in the technology industry, his successful track record and more than 25 years as a microcap technology investor, entrepreneur and board member were factors considered by the Nominating and Corporate Governance Committee and the Board.  Specifically, the Nominating and Corporate Governance Committee viewed favorably his roles at MarketRiders, Inc. as CEO and at Apex Capital, LLC. as a sub-advisor; his experience at Atari, Inc.; his facilitation in the sale of C2B Technologies’ to Inktomi, Net Market Makers’ sale to Jupiter Communications, Chrome Data Systems’ sale to DealerTrack, and Kintera, Inc.’s sale to Blackbaud, Inc.; and his academic achievements from Harvard Business School and Boston University in making their recommendation.

Jack Balousek – Mr. Balousek’s successful track record and as an offline and online marketing agency executive and decades of marketing experience and relationships were factors considered by the Nominating and Corporate Governance Committee and the Board.   Specifically, the Nominating and Corporate Governance Committee viewed favorably his role at Foote, Cone & Belding Communications as COO, True North Technologies as Chairman and CEO, at PhotoAlley.com as co-founder and executive vice president, and the various senior executive management positions with FCB and brand management positions with Procter & Gamble Co.; his service as a director at a number of publicly held companies including his current service on the board of publicly held Central Garden & Pet Co.; and his academic achievements at Creighton University and Northwestern University in making their recommendation.

Charles Pope – Mr. Pope’s track record as a successful Tampa-based Chief Financial Officer and board member with decades of experience in public company accounting and finance were factors considered by the Nominating and Corporate Governance Committee and the Board.  Specifically, the Nominating and Corporate Governance Committee viewed favorably his positions as CFO at companies that include Aerosonic Corporation, Reptron Manufacturing and UTEK Corporation; his experience at PricewaterhouseCoopers where he served as partner during his 20 years with the firm; his certification as a Certified Public Accountant; and his academic achievements from Auburn University in making their recommendation.

Charles Morgan – Mr. Morgan’s successful track record as a high-technology executive in data, analytics, outsourcing and marketing services with a network of relationships worldwide as a result of building a billion dollar annual revenue enterprise as chairman and chief executive officer were factors considered by the Nominating and Corporate Governance Committee and the Board.  Specifically, the Nominating and Corporate Governance Committee viewed favorably his experience at companies such as Acxiom Corporate as Chairman and CEO and IBM as a systems engineer; his role as an investor in Bridgehampton Arbitrage LLC and equity owner of Bridgehampton Capital Management LLC; his service as Chairman of the Advisory Board and co-manager of investments for Bridgehampton Capital Management LLC; his leadership on the board and in various leadership roles with the Direct Marketing Association (DMA) including his service as chairman of the DMA in 2001; his service as a member and past chairman of the board of trustees of Hendrix College; and his academic achievements at the University of Arkansas in making their recommendation.

Richard K. Howe – Mr. Howe’s track record as a successful high-technology operating and marketing executive in data, analytics, and marketing services as a result of building and/or running over a dozen businesses in five countries were factors considered by the Nominating and Corporate Governance Committee and the Board.  Specifically, the Nominating and Corporate Governance Committee viewed favorably his position at companies that include Inuvo, Inc as president and CEO; Acxiom Corporation as chief marketing, business strategy and M&A officer, Fair Isaac & Company where he served as general manager, and ieWild, Inc. as co-founder and chairman and CEO; his service as a board member for the non-profit organization Business for Diplomatic Action; and his academic achievements at Concordia University and McGill University in making their recommendation.

In addition to the each of the individual skills and background described above, the Nominating and Corporate Governance Committee and our Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Compensation of Directors

Members of our Board of Directors who are also executive officers of our company do not receive any compensation for their services as a member of the Board of Directors.  Each independent member of our Board of Directors receives $2,000 per month, plus reimbursement for travel and lodging expenses.  Each independent director serving as chairman of a board committee, other than our Chairman of the Board, is paid an additional retainer equal to $2,000 per month. Our Chairman of the Board is paid an additional retainer of $6,000 per month.  Further, each independent member of our Board of Directors is paid a per diem fee equal to:

•	$1,500 for each day physically spent at a company board or committee meeting, provided that in no case, may the per diem fee exceed one day for each in-person meeting, and
•	$2,000 for each day spent on general company business, provided that the aggregate per diem fees will not exceed $60,000 per annum.

Mr. Howe does not receive any compensation for his services as a member of our Board of Directors.  The following table provides information concerning the compensation paid to our independent directors for their services as members of our Board of Directors for 2010.  The information in the following table excludes any reimbursement of travel and lodging expenses which we may have paid.

	Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)1	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Mitch Tuchman	93,400	3,402	18,450	0	0	0	115,252
Jack Balousek	48,600	5,401	18,450	0	0	0	72,451
Charles Pope	48,600	5,401	18,450	0	0	0	72,451
Charles Morgan	26,600	10,200	18,450	0	0	0	55,250

1           The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2010, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2010 appearing in our Form 10-K.

Summary of Corporate Governance Framework

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Conduct and Business Code of Ethics, which applies to all our directors, officers and employees.  To assist in its governance, our Board has formed three standing committees composed entirely of independent directors: Audit, Compensation and Nominating and Corporate Governance. A discussion of each committee’s function is set forth below.  Additionally, we have adopted and published to all employees our Whistleblower Notice establishing procedures by which any employee may bring to the attention of our Audit Committee any disclosure regarding accounting, internal control or other auditing issues affecting our company or any improper activities of any officer or employee. Disclosure may be made anonymously.

Our by-Laws, the charters of each Board committee, the independent status of a majority of our Board of Directors, our Code of Conduct and Business Code of Ethics, our Whistleblower Notice and our independent Chairman of the Board provide the framework for our corporate governance. Copies of our by-Laws, charters, Code of Conduct and Business Code of Ethics and Whistleblower Notice may be found on our website at www.inuvo.com. Copies of these materials also are available without charge upon written request to our Corporate Secretary.

Board of Directors

The Board of Directors oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations.  The directors keep themselves informed through discussions with the Chief Executive Officer and our Chief Financial Officer and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings.  Commencing with our 2008 annual meeting our directors were divided into three classes, as equal in number as may be possible, and designated Class I, Class II and Class III.  Directors may be assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors.  Directors are elected for a full term of three years.  Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has determined that the separation of the offices of Chairman of the Board and Chief Executive Officer enhances Board independence and oversight and facilitates the communication between senior management and the full Board of Directors regarding risk oversight, which the Board believes strengthens its risk oversight activities.  Moreover, the separation of the Chairman of the Board and Chief Executive Officer will allow the Chief Executive Officer to better focus on his responsibilities of running the company, enhancing stockholder value and expanding and strengthening our business while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.  Consistent with this determination, Mr. Mitch Tuchman serves as Chairman of the Board of Directors.  Mr. Tuchman is independent under the NYSE Amex Company Guide.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  To do this, the Chairman of the Audit Committee and other members of our Board of Directors meet regularly with management to discuss strategy and risks we face.  Our Chief Financial Officer attends many of the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters.  The Chairman of the Board and independent members of the Board work together to provide strong, independent oversight of our management and affairs through its standing committees and, when necessary, special meetings of independent directors.

           Director Independence

The Board of Directors has determined that a majority of our current directors have no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in the NYSE Amex Company Guide. In determining the independence of our directors, the Board of Directors has adopted independence standards specified by applicable laws and regulations of the SEC and the listing standards of the NYSE Amex.  In making the determination of the independence of our directors, the Board of Directors considered all known transactions in which Inuvo and any director had any interest, including any discussed under “Certain Relationships and Related Transactions” below.

Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Mr. Mitch Tuchman, the independent Chairman of the Board of Directors, presides at these sessions. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board Committees

The Board of Directors has standing Audit, Compensation and Nominating and Corporate Governance committees.  Each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee has a written charter. The charters are available on our website at www.inuvo.com.  Mr. Howe, who is not an independent director, is not a member of any committee of our Board of Directors.  Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Mitch Tuchman	√	√	√1
Charles Pope	√1	√
Jack Balousek	√	√1
Charles Morgan			√

1	Denotes Chairperson.

Audit Committee.  The Audit Committee assists the Board in fulfilling its oversight responsibility relating to:

•           the integrity of our financial statements;
•           our compliance with legal and regulatory requirements; and
•           the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide.  The Board has determined that Mr. Pope, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the SEC. During 2010, the Audit Committee held five meetings.

Compensation Committee. This Compensation Committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans.  The Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers.  Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for 2010.  The Compensation Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide.  During 2010, the Compensation Committee held 10 meetings.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee:

•	recommends the slate of director nominees for election to our Board of Directors;
•	identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings;
•	reviews the composition of Board committees; and
•	monitors compliance with, reviews, and recommends changes to our various corporate governance policies and guidelines.

The committee also prepares and supervises the Board’s annual review of director independence and the Board’s annual self-evaluation. The Nominating and Corporate Governance Committee is composed of two directors, both of which have been determined by the Board of Directors to be “independent,” as defined by the NYSE Amex Company Guide.  The Nominating and Corporate Governance Committee held one meeting in 2010.

A majority of the persons serving on our Board of Directors must be “independent”. Thus, the committee has considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates, including those reported under Certain Relationships and Related Transactions appearing later in this report. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates.  As a result of this review, the committee affirmatively determined that each of Messrs. Tuchman, Balousek, Pope and Morgan are independent.

The committee considers all qualified candidates for our Board of Directors identified by members of the committee, by other members of the Board of Directors, by senior management and by our stockholders. The committee reviews each candidate including each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance.  Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, the Nominating and Corporate Governance Committee seeks to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  In addition, prior to nominating an existing director for re-election to the Board of Directors, the Nominating and Corporate Governance Committee will consider and review an existing director’s Board and committee attendance and performance, length of Board service, experience, skills and contributions that the existing director brings to the Board, equity ownership in Inuvo and independence.

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

Stockholder nominations

Stockholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the committee for appropriate consideration.  It is the policy of the Nominating and Corporate Governance Committee to consider director candidates recommended by stockholders who appear to be qualified to serve on the company’s Board of Directors.  The Nominating and Corporate Governance Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Nominating and Corporate Governance Committee does not perceive a need to increase the size of the Board of Directors.  In order to avoid the unnecessary use of the Nominating and Corporate Governance Committee’s resources, the Nominating and Corporate Governance Committee will consider only those director candidates recommended in accordance with the procedures set forth below.  To submit a recommendation of a director candidate to the Nominating and Corporate Committee, a stockholder should submit the following information in writing, addressed to the Corporate Secretary of Inuvo at our main office:

•	the name and address of the person recommended as a director candidate;
•
all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended;

•	the written consent of the person being recommended as a director candidate to be named in the proxy statement as a nominee and to serve as a director if elected;
•
as to the person making the recommendation, the name and address, as they appear on our books, of such person, and number of shares of our common stock owned by such person; provided, however, that if the person is not a registered holder of our common stock, the person should submit his or her name and address along with a current written statement from the record holder of the shares that reflects the recommending person’s beneficial ownership of our common stock; and

•	a statement disclosing whether the person making the recommendation is acting with or on behalf of any other person and, if applicable, the identity of such person.

ITEM 11.                      EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

•	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2010,
•	our two most highly compensated named executive officers at December 31, 2010 whose annual compensation exceeded $100,000, and
•
up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at December 31, 2010.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2010 appearing in our 2010 10-K.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard K. Howe, Chief Executive Officer 1	2010	325,883	0	69,125	439,526	0	0	43,017	877,550
	2009	395,000	0	0	226,590	0	0	62,653	684,243

Wallace D. Ruiz, Chief Financial Officer	2010	113,588	0	23,501	234,534	0	0	0	371,623

1
All other compensation for Mr. Howe in 2010 included $43,017 for relocation expenses All other compensation for Mr. Howe in 2009 included $56,733 for relocation expenses and $5,920 for medical reimbursements under the Exec-u-care program which was discontinued in 2009.

Compensation Philosophy

The fundamental objectives of our executive compensation program are to attract and retain highly qualified executive officers, motivate these executive officers to materially contribute to our long-term business success, and align the interests of our executive officers and stockholders by rewarding our executives for individual and corporate performance based on targets established by the Compensation Committee.

We believe that achievement of these compensation program objectives enhances long-term stockholder value. When designing compensation packages to reflect these objectives, the Compensation Committee has adopted the following four principles as a guide:

•
Alignment with stockholder interests: Compensation should be tied, in part, to our stock performance through the granting of equity awards to align the interests of executive officers with those of our stockholders,

•	Recognition for business performance: Compensation should correlate in large part with our overall financial performance,

•	Accountability for individual performance: Compensation should partially depend on the individual executive’s performance, in order to motivate and acknowledge the key contributors to our success, and

•
Competition: Compensation should generally reflect the competitive marketplace and be consistent with that of other well-managed companies in our peer group.  In implementing this compensation philosophy, the Compensation Committee takes into account the compensation amounts from the previous years for each of the named executive officers, and internal compensation equity between the named executive officers and other employees.

2010 Compensation Determination Process

In 2010, the compensation program for our executive officers consists of the following components:

•           base salary;
•           annual performance-based cash awards;
•           2005 Plan and 2010 Plan awards; and
•           other fringe benefits and perquisites.

The Compensation Committee believes that our executive compensation package consists of elements of compensation that are typically used to incentivize and reward executive management at other companies of our size, in our geographic area or in our industry.  Each of these components is designed to meet the program's objectives of providing a combination of fixed and variable, performance-based compensation linked to individual and corporate performance.  In the course of setting the initial compensation level for new hires or adjusting the compensation of existing employees, the Compensation Committee considered the advice and input of our management. Our Chief Executive Officer typically makes recommendations to the Compensation Committee for any proposed changes in salary, as well as performance-based awards and stock option grants, for the other named executive officers. The Compensation Committee decides any salary change, as well as performance-based awards and stock option grants, for the CEO.

           2010 Base Salary

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

In general, the Compensation Committee considers two types of potential base salary increases including “merit increases” based upon the executives’ individual performance and/or “market adjustments” based upon the peer group salary range for similar executives.

           2010 Plan Awards

The objective of our long-term incentive program is to provide a long-term retention incentive for the named executive officers and others and to align their interests directly with those of our stockholders by way of stock ownership.  Under both our 2005 Long-Term Incentive Plan (the “2005 Plan”) and our 2010 Plan the Board of Directors or the Compensation Committee has the discretion to determine whether equity awards will be granted to named executive officers and if so, the number of shares subject to each award.  Both plans allows the Board or the Compensation Committee to grant options and restricted stock and other stock-based awards with respect to up to shares of our common stock, valued in whole or in part by reference to the fair market value of the stock. In most instances, these long-term grants vest over a multi-year basis.

The Board or the Compensation Committee determines the recipients of long-term incentive awards based upon such factors as excellent performance, the length of continuous employment, managerial level, any prior awards, and recruiting and retention demands, expectations and needs. All our employees are eligible for awards. The Board or the Compensation Committee grants such awards by formal action, which awards are not final until a stock option agreement is delivered by us and executed by both the company and the employee. There is no set schedule for the Board or the Compensation Committee to consider and grant awards. The Board and the Compensation Committee have the discretion to make grants whenever it deems it appropriate in our best interests.  The Compensation Committee has discretion to grant options at any time.  A blackout period is defined in our insider trading policy as the period beginning 15 days before the end of each quarter and continuing until the second trading day after information relating to the results of operations (earnings report) for such quarter have been announced to the public. This policy is subject to change at any time and for any reason.

We do not have any program, plan or practice in place to time option or other award grants with the release of material, non-public information and does not release such information for the purpose of affecting the value of executive compensation.  The exercise price of stock subject to options awarded under the our plans is the fair market value of the stock on the date the grant is approved by the Board or the Compensation Committee. Under the terms of each plan, the fair market value of the stock is the closing sales price of the stock on the date the grant is approved by the Board or the Compensation Committee as reported by the NYSE Amex.

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

                      Retirement and Other Post-Termination Benefits

Other than our 401(k) plan, employment agreements with our named executive officers and certain other employment agreements which provide for severance for termination without cause, we have not entered into any employment agreements that provide for a continuation of post-employment benefits.  Our benefits plans are generally the same for all employees, and so as of the date of this report, the Compensation Committee does not believe that any such plans in their present forms would continue post-employment, except as required by law (including with respect to COBRA), or otherwise set forth in this report. We do not currently maintain any other retirement or post-termination benefits plans.

                      Change in Control Severance Policy

We do not currently maintain any change in control severance plans or severance policies, except as provided in the 2005 Plan discussed later in this section. Therefore, none of our named executive officers will receive any cash severance payments in the event we undergo a change in control, unless their employment agreement, if any, otherwise provides.

                      Insurance

All full-time employees, including the named executive officers, are eligible to participate in our standard medical, dental, long-term and short-term disability and life insurance plans.  The terms of such benefits for the named executive officers are generally the same as those for all other company employees, with the exception of the level of insurance coverage. We pay approximately two-thirds of the annual health insurance premium with employees paying the balance through payroll deductions.  For division directors and above, we pay the entire premium for a basic long term care insurance plan.  In addition, division directors and above receive company-paid basic term life insurance and accidental death and dismemberment (AD&D) insurance in an amount of $500,000.  Our executive officers receive up to $1,000,000 insurance amount of basic life insurance and AD&D insurance paid by us.  All other full-time employees receive basic life insurance and AD&D insurance coverage equal to their annual salary, up to $150,000, paid by us.  We pay a portion of the elected short-term and long-term disability insurance opted by our employees.

                      401(k)

We sponsor a 401(k) Plan, which is a qualified defined contribution retirement plan. Participants are provided the opportunity to make salary reduction contributions to the plan on a pre-tax basis. We have the ability to make discretionary matching contributions and discretionary profit sharing contributions to such plan. Our practice was to match 50% of the participant’s contributions, up to an aggregate of 6% of each participant’s earnings. Previously, the company match vested over a three year period, subject to continued employment. After three years of continuous employment, the company match is 100% vested. During 2010 we ceased making a matching contribution.

Other Benefits

We seek to maintain an open and inclusive culture in our facilities and operations among executives and other company employees. Thus, we do not provide executives with separate dining or other facilities, nor do we have programs for providing personal-benefit perquisites to executives, such as defraying the cost of personal entertainment or family travel.  Our basic health care and other insurance programs are generally the same for all eligible employees, including the named executive officers. Mr. Howe is entitled to reimbursement for certain relocation expenses under the terms of his employment agreement with us described later in this section.

Determination of Executive Officer Compensation

Employment Agreement with Richard K. Howe

Mr. Howe’s compensation is determined pursuant to the terms of an employment agreement we entered into with him in November 2008 pursuant to which he became our President and CEO.  In connection with entering into the employment agreement, we issued Mr. Howe five year options under our 2005 Plan to purchase 236,762 shares of our common stock at an exercise price of $2.50 per share.  Of this amount, 202,939 shares vested one-third per year for each year of his employment with all such shares vesting upon the third anniversary. Under the initial terms of the agreement, an additional 33,823 shares were to immediately vest upon our market capitalization remaining above $150 million for the period between any two quarterly earnings calls prior to the fifth anniversary of Mr. Howe’s starting date while he is employed, subject to the terms and conditions of the 2005 Plan.  At our 2010 annual meeting of stockholders, an amendment to Mr. Howe’s employment agreement was approved which removed the market capitalization provision related to these options.  As a result of this amendment, the terms of those options were amended to vest in one thirds, in arrears.

The employment agreement also provides for:

•	a term ending December 31, 2011;
•	base salary equal to $395,000 per annum during the term of the agreement;
•	a discretionary annual bonus of up to 75% of Mr. Howe’s salary commencing in 2009, as determined by the Compensation Committee;
•	a non-competition and non-solicitation covenant during the term of the employment agreement and for a period of one year thereafter;
•	other benefits that are generally available to our executive management; and
•
relocation assistance pursuant to which we agreed to pay Mr. Howe $2,000 per month as a temporary Florida housing allowance until he sells his home in Arkansas, initially for a period not to exceed 24 months, and reimbursement for:

•
the reasonable and customary real estate commission not to exceed 6% of the sale price, and closing costs, legal fees and transfer taxes not to exceed $5,000 in the aggregate, which Mr. Howe actually pays upon the closing of the sale of his current residence, and

•	the reasonable and customary costs of relocation from Arkansas area to the Tampa, Florida area.

In January 2010, the Board agreed to extend the payment of the relocation assistance to Mr. Howe beyond December 31, 2010.  As a result of several factors, including the continued poor housing market which adversely impacts his ability to sell his principal residence in Arkansas and to relocate his family to the Tampa, Florida area, the Compensation Committee further extend the payment of the relocation expenses for Mr. Howe through December 31, 2011.

The employment agreement may be terminated:

•           by Mr. Howe at any time upon not less than 90-day prior written notice to us,
•           by us for “cause” or the disability of Mr. Howe,
•           automatically upon the his death, or
•           by Mr. Howe for “good reason” as defined in the agreement.

Under Mr. Howe’s employment agreement “cause” generally means:

•	gross neglect in the performance of his duties,
•	failure or refusal to follow reasonable instructions,
•	violation of any provision of our charter documents or bylaws,
•	if he is charged or indicted with a criminal offense or sued in civil ligation which material relates to or calls into question his integrity or honesty,
•	a breach of material term of the agreement,
•	his failure to disclose any material matters concerning his background or qualifications, or
•	if the SEC issues an order prohibiting him from serving as an officer of our company.

Under the terms of his employment agreement, “good reason” generally means:

•	if we fail to pay him any material amount due,
•	if a change of control occurs,
•	a material breach by us of the agreement,
•	if our stockholders fail to re-elect him as a director or if he is removed as an executive officer or directors; or
•	an involuntary relocation more than 50 miles from our principal office following any change of control.

Except in the case of termination for the death or disability of Mr. Howe or termination for cause, in the event that we terminate the employment agreement prior to the end of the term, or if Mr. Howe terminates for good reason, Mr. Howe is entitled to receive a severance amount equal to his salary and bonus, if any bonus attainment criteria are satisfied post-termination, less all applicable deductions, that would have become due and owing to him through the one year anniversary of the date of his termination of employment.  If at any time during this severance period Mr. Howe should receive any other compensation for his labor or services, the severance which otherwise would have been payable to him but for such other compensation will be reduced so that only the net positive difference, if any, between the cumulative salary amount which we would have paid and the total compensation received or receivable as a result of his labor or services will be paid to him.

If the employment agreement is terminated by Mr. Howe for other than good reason, or by us for cause, we are obligated to pay Mr. Howe all earned and accrued salary and expense reimbursements earned or accrued for services rendered up to the date of termination.  Mr. Howe is also entitled to receive a pro-rata bonus based upon the bonus he would subsequently have earned for the year in which his employment was terminated, if any, paid on the original date such bonus would have been payable.

How Mr. Ruiz’s Compensation is Determined

Mr. Ruiz, who has served as our Chief Financial Officer since June 2010, is not a party to an employment agreement.  Mr. Ruiz receives an annual base salary of $235,000 per year and was entitled to a bonus in 2010 prorated for the period in which he is employed by us of up to 65% of his annual base compensation.  He is entitled to customary insurance benefits we provide our executive officers, and when we hired him we granted options to purchase 60,000 shares of our common stock under our 2005 Plan with an exercise price of $1.70 per share, which vest one-third per year for each year of his employment with all such options vested upon the third anniversary of the grant date, subject to his continued employment.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010.

	OPTIONS AWARDS					STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Richard K. Howe 1	169,115	67,647	0	2.50	11/3/2013	0	0	0	0
	35,000	70,000	0	2.50	12/24/2014	0	0	0	0
	0	61,177	0	2.50	6/30/2015	0	0	0	0
	0	117,492	0	2.50	7/2/2015	0	0	0	0

Wallace D. Ruiz 2	0	60,000	0	1.70	6/1/2015	0	0	0	0
	0	35,339	0	2.50	7/2/2015	0	0	0	0

1
Of the 67,647 shares underlying unexercisable options in column (c) above, all of these options will vest on November 3, 2011. Of the 70,000 shares underlying unexercisable options in column (c) above includes options to purchase 35,000 shares which vest on December 24, 2011 and options to purchase 35,000 shares which vest on December 24, 2012. The 61,177 shares underlying unexercisable options in column (c) above includes options to purchase 20,392 shares which vest on June 30, 2011, options to purchase 20,392 shares which vest on June 30, 2012 and options to purchase 20,393 shares which vest on June 30, 2013. The 117,492 shares underlying unexercisable options in column (c) above includes options to purchase 39,164 shares which vest on July 2, 2011, options to purchase 39,164 shares which vest on July 2, 2012 and options to purchase 39,164 shares which vest on July 2, 2013.

2
The 60,000 shares underlying unexercisable options in column (c) above includes options to purchase 20,000 shares which vest on June 1, 2011, options to purchase 20,000 shares which vest on June 1, 2012 and options to purchase 20,000 shares which vest on June 1, 2013. The 35,339 shares underlying unexercisiable options in column (c) above includes options to purchase 11,780 shares which vest on July 2, 2011, options to purchase 11,780 shares which vest on July 2, 2012 and options to purchase 11,779 shares which vest on July 2, 2013.

The vesting of all of the foregoing options is subject to the continued employment of Mr. Howe and Mr. Ruiz.

Our Equity Compensation Plans

Our equity compensation plans include our 2005 Plan and our 2010 Plan, both of which have been approved by our stockholders.  The purpose of each of these plans is to advance the interests of our company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of our company is largely dependent.  Grants to be made under either of the plans may be made to our employees, our executive officers and members of our Board of Directors.

The Compensation Committee has full authority to administer both of the plans, including determining recipients of awards and the amount and type of awards. The recipient of any grant under either the 2005 Plan or the 2010 Plan, and the amount and terms of a specific grant, are determined by the Compensation Committee.  The Compensation Committee determines the terms of each option at the time of the grant. Generally, the Compensation Committee has discretion to provide for an exercise term of up to 10 years or, with respect to an incentive stock option, five years in the case of a participant who on the date of grant owns more than 10% of our outstanding voting stock. The Compensation Committee may specify at or after the date of grant the time or times at which, and in what proportions, an option becomes vested and exercisable. Generally, under either plan options may be exercised commencing on or after the date of grant and ending on the expiration or termination of the option. Vesting may be based on the continued service of the participant for specified time periods or on the company attaining specified performance goals or both.

Awards of stock options granted under either the 2005 Plan or the 2010 Plan will automatically qualify for the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to their expected terms. Under Section 162(m), the terms of the award must state an objective formula or standard, the method of computing the amount of compensation payable under the award, and must preclude discretion to increase the amount of compensation payable under the award although the Compensation Committee has the discretion to decrease the amount of compensation payable.

The Compensation Committee also has the discretionary authority to interpret either plan, to amend, waive or extend any provision or unit of any award, to approve the forms of agreement for use under the plan and to otherwise supervise the administration of the plan.  Information on each of these plans is set forth below.

2005 Plan

           The Board has reserved a maximum of 1,000,000 shares of common stock for issuance under the 2005 Plan. In the event of a recapitalization, reclassification, stock split, combination, exchange, dividend or other distributions payable in capital stock, or other change in our corporate structure, we will adjust the number, kind and, with respect to options, the exercise price of, shares available for grant.  A participant may receive multiple awards under the 2005 Plan.  Shares delivered under the 2005 Plan will be authorized but unissued shares of our common stock. To the extent that any award payable in shares is forfeited or an award otherwise terminates or expires without the issuance of shares or vesting of restricted stock units, the shares covered thereby may again be made subject to awards under the 2005 Plan unless the participant who had been awarded those shares had already received dividends or other benefits of ownership with respect to those shares, but will be counted against that calendar year’s limit with respect to a given participant.

           The Compensation Committee may grant the following types of awards under the 2005 Plan.

•           Stock Options. Options to purchase shares of our common stock may be granted alone or in connection with other awards under the 2005 Plan. Options granted under the 2005 Plan may be either nonqualified stock options or incentive stock options qualifying under Section 422 of the Code. The exercise price of any stock option granted under the 2005 Plan may not be less than the fair market value of the shares of common stock at the date of grant. Further, in the event that an employee would otherwise be ineligible to receive an incentive stock option by reason of Code Sections 422(b)(6) or 424(d), the price of the shares intended to be incentive stock options may not be less than 110% of the fair market value of the shares of common stock at the date of grant. We will only grant incentive stock options under either plan to our employees including employees of any of our indirect or direct subsidiaries.

•           Restricted Stock. The Compensation Committee may also grant awards of common stock subject to restrictions. Awards of common stock granted under the 2005 Plan may be granted alone or in connection with other awards under the 2005 Plan. Restricted stock represents shares of common stock that are issued subject to restrictions on transfer and vesting requirements. Vesting requirements may be based on the continued service of the participant for specified time periods or on the company or the person, or both, attaining specified performance goals. Dividends or other distributions may be paid on shares of restricted stock. Recipients of restricted stock may have the same rights as our stockholders, including all voting and dividend rights.

•           Other Stock-Based Awards. The Compensation Committee may grant other awards valued by reference to, or otherwise based on, shares of our common stock or on the fair market value thereof and subject to any terms and conditions determined by the Compensation Committee. The awards may be granted alone or in tandem with other awards under the 2005 Plan.

If the participant is not vested as to his or her entire option at the time the participant terminates employment or is terminated as an employee, the unvested portion of the option will revert to the plan. If, after termination, the participant does not exercise his or her option within the time specified in the relevant agreement governing the option, the option will terminate and the shares will revert to the particular plan under which the grant was made.

           Awards under the 2005 Plan are generally subject to special provisions upon the occurrence of a “change in control” transaction, as defined in the 2005 Plan. Under the 2005 Plan, in the event a participant is terminated “without cause” (as that term is defined in the agreement governing the award to the participant) during the one year period following a “change in control,” then:

•
any and all options granted thereunder which would vest with the passage of time were the participant to continue as an employee for the applicable period and the “current year’s percentage” (as defined below) of any options which are tied to performance standards that could possibly be achieved during the calendar year in which the participant’s employment has been terminated, will be deemed to vest in full and become immediately exercisable, and will remain exercisable throughout their entire term;

•
any restrictions imposed on restricted shares of common stock will lapse with respect to restricted shares which would vest with the passage of time were the participant to continue as an employee for the applicable period and the “current year’s percentage” of any restricted shares which are tied to performance standards that could possibly be achieved during the calendar year in which the participant’s employment has been terminated will be deemed earned; and

•
the maximum payout opportunities attainable under all other stock-based awards which would vest with the passage of time were the participant to continue as an employee for the applicable period will be deemed to be vested in full and the “current year’s percentage” will be deemed to have been fully earned for the calendar year in which the participant’s employment has been terminated.

Any of the awards vesting or exercised by virtue of a change in control will be paid in cash or in the sole discretion of the Compensation Committee in shares to the participant within 30 days following the effective date of the termination of employment. Any shares issued in respect of these awards shall be valued at the fair market value as of the effective date of the termination of employment without cause.

The “current year’s percentage” means that percentage of the performance-based award that would have been satisfied for the calendar year in question based upon the product of (i) the percentage of calendar quarters completed for the year in which the employee is terminated without cause, multiplied by (ii) the performance-based award that the employee would have earned had the entire four calendar quarters of our performance and the employee’s performance for the year equaled the average quarterly performance for all calendar quarters completed prior to termination of the employee’s employment for the year in question.

The Compensation Committee may, from time to time, amend or terminate the 2005 Plan. No amendment or modification of the 2005 Plan will adversely affect any outstanding award previously granted.  Under its terms the 2005 Plan will terminate in March 2016.

2010 Plan

The 2010 Plan reserved 700,000 shares of our common stock for issuance pursuant to the terms of the plan upon the grant of restricted stock awards, deferred stock grants, stock appreciation rights and/or the exercise of options granted under the 2010 Plan.  The 2010 Plan provides that, in the event of any dividend (other than a cash dividend) payable on shares of our common stock, stock split, reverse stock split, combination or exchange of shares, or other similar event occurring after the grant of an award which results in a change in the shares of our common stock as a whole, (i) the number of shares issuable in connection with any such award and the purchase price thereof, if any, will be proportionately adjusted to reflect the occurrence of any such event and (ii) the Compensation Committee will determine whether such change requires an adjustment in the aggregate number of shares reserved for issuance under the 2010 Plan or to retain the number of shares reserved and available under the plan in their sole discretion. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Compensation Committee may declare that each option granted under the plan shall terminate as of a date to be fixed by the committee; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant’s option, in whole or in part, including as to options not otherwise exercisable.

The 2010 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2010 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2010 Plan, beginning with calendar year 2011, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 150,000 shares of common stock.  As a result of the application of this evergreen formula, the number of shares of our common stock currently reserved for issuance under the 2010 Plan is 785,588 shares.

The 2010 Plan provides for the grant of restricted stock awards, deferred stock grants, stock appreciation rights, incentive stock options and non-statutory stock options. In addition, the 2010 Plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, restricted stock grants may also be made, as well as deferred stock grants and stock appreciation rights. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market.

All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the Compensation Committee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee’s right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Compensation Committee under certain conditions.

In the event of termination of employment because of death while an employee, or because of disability, the optionee’s options may be exercised not later than the expiration date specified in the option or one year after the optionee’s death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee’s death, whichever date is earlier. If an optionee’s employment by us terminates because of disability and such optionee does not die within the following three months after termination, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee’s employment terminates for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee’s employment terminates for any reason other than death, disability or retirement, all rights to exercise the option will terminate not later than 90 days following the date of such termination of employment, except as otherwise provided under the plan. Non-qualified options are not subject to the foregoing restrictions unless specified by the compensation committee.

The Board of Directors may amend, suspend or terminate the 2010 Plan at any time, except that no amendment shall be made which:

•
increases the total number of shares subject to the plan in excess of the evergreen formula or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization),

•	affects outstanding options or any exercise right thereunder,
•	extends the term of any option beyond 10 years, or
•	extends the termination date of the plan.

Unless the 2010 Plan is suspended or terminated by the Board of Directors, the 2010 Plan will terminate in June 2020. Any termination of the 2010 Plan will not affect the validity of any options previously granted thereunder.

U.S. Tax Treatment of Awards under the 2005 Plan and the 2010 Plan

Incentive Stock Options.  An incentive stock option results in no taxable income to the optionee or a deduction to us at the time it is granted or exercised. However, the excess of the fair market value of the shares acquired over the option price is an item of adjustment in computing the alternative minimum taxable income of the optionee. If the optionee holds the stock received as a result of an exercise for the longer of two years from the date of grant or one year from the date of exercise, then the gain realized on disposition of the stock is treated as a long-term capital gain. If the shares are disposed of during this period, however, (i.e., a “disqualifying disposition”) then the optionee will include in income, as compensation for the year of the disposition, an amount equal to the excess, if any, of the fair market value of the shares, upon exercise of the option over the option price (or, if less, the excess of the amount realized upon disposition over the option price). The excess, if any, of the sale price over the fair market value on the date of exercise will be a short-term capital gain. In such case, we will be entitled to a deduction, in the year of such a disposition, for the amount includible in the optionee’s income as compensation. The optionee’s basis in the shares acquired upon exercise of an incentive stock option is equal to the option price paid, plus any amount includible in his or her income as a result of a disqualifying disposition.

Non-Qualified Stock Options.  A non-qualified stock option results in no taxable income to the optionee or deduction to us at the time it is granted. An optionee exercising such an option will at that time realize taxable compensation in the amount of the difference between the option price and the then market value of the shares. Subject to the applicable provisions of the Code, a deduction for federal income tax purposes will be allowable to us in the year of exercise in an amount equal to the taxable compensation recognized by the optionee.  The optionee’s basis in such shares is equal to the sum of the option price plus the amount includible in his or her income as compensation upon exercise. Any gain (or loss) upon subsequent disposition of the shares will be a long-term or short-term capital gain (or loss), depending upon the holding period of the shares.

Other Awards.  Recipients of restricted stock are generally subject to ordinary income tax at the time the restrictions lapse on the shares, unless the recipient elects to accelerate recognition as of the date of grant. Recipients of unrestricted stock awards are generally subject to ordinary income tax at the time of grant. In each of the foregoing cases, we will generally be entitled to a corresponding tax deduction at the same time the participant recognizes ordinary income.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2010 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2010 other than as follows:

•           Mr. Howe failed to timely file 11 Form 4s, each representing one transaction,
•           Mr. Ruiz failed to timely file seven Form 4s, each reporting one transaction,
•           Mr. Pope failed to timely one Form 4 reporting one transaction,
•           Mr. Tuchman failed to timely file one Form 4 reporting one transaction,
•           Mr. Balousek failed to timely file one Form 4 reporting one transaction, and
•           Mr. Morgan failed to timely file one Form 4 reporting one transaction/

All of the foregoing forms have subsequently been filed by the reporting persons.  We have instituted enhanced supporting procedures to further ensure compliance by the reporting persons.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 28, 2011, we had 8,605,599 of common stock issued and outstanding. The following table sets forth information known to us as of March 28, 2011 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each director and nominee;
•	each named executive officer; and
•	all named executive officers and directors as a group.

           Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 15550 Lightwave Drive, Suite 300, Clearwater, Florida 33760. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	# of Shares Beneficially Owned	% of Class
Charles Morgan 1	1,169,101	13.7%
Richard K. Howe 2	287,230	3.4%
Mitch Tuchman 3	48,550	*
Charles Pope 4	38,933	*
John (Jack) Balousek 5	19,833	*
Wallace D. Ruiz 6	11,435	*
All named executive officers, directors and director nominees as a group (six persons) (1, 2, 3, 4, 5 and 6)	1,575,082	18.4%
William Blair & Company, L.L.C.	1,176,188	13.7%
Patrick Terrell	645,628	7.5%
———————

*	represents less than 1%

1
The number of securities beneficially owned by Mr. Morgan includes 425,000 shares of our common stock owned by Bridgehampton Capital Management LLC over which Mr. Morgan has indirect control and options to purchase 6,666 shares of our common stock with an exercise price of $2.90 per share but excludes options to purchase 13,334 shares of our common stock with an exercise price of $2.90 per share and 7,500 shares of our common stock with an exercise price of $2.50 per share which have not yet vested, and excludes 1,215 shares of restricted stock which have not yet vested.

2
The number of securities beneficially owned by Mr. Howe includes options to purchase 204,115 shares of our common stock with an exercise price of $2.50 per share but excludes options to purchase 316,316 shares of our common stock with an exercise price of $2.50 per share and 120,000 shares of our common stock with an exercise price of $2.93 per share which have not yet vested.

3
The number of securities beneficially owned by Mr. Tuchman includes options to purchase 15,000 shares of our common stock with an exercise price of $6.90 per share and 2,500 shares of our common stock with an exercise price of $2.70 per share but excludes options to purchase 7,500 shares of our common stock with an exercise price of $6.90 per share, 5,000 shares of our common stock with an exercise price of $2.70 per share, and 7,500 shares of our common stock with an exercise price of $2.50 per share which have not yet vested, and excludes 3,643 shares of restricted stock which have not yet vested.

4
The number of securities beneficially owned by Mr. Pope includes options to purchase 13,333 shares of our common stock with an exercise price of $6.90 per share and 2,500 shares of our common stock with an exercise price of $2.70 per share but excludes options to purchase 6,667 shares of our common stock with an exercise price of $6.90 per share, 5,000 shares of our common stock with an exercise price of $2.70 per share, and 7,500 shares of our common stock with an exercise price of $2.50 per share which have not yet vested, and excludes 1,929 shares of restricted stock which have not yet vested.

5
The number of securities beneficially owned by Mr. Balousek includes options to purchase 13,333 shares of our common stock with an exercise price of $6.90 per share and 2,500 shares of our common stock with an exercise price of $2.70 per share but excludes options to purchase 6,667 shares of our common stock with an exercise price of $6.90 per share, 5,000 shares of our common stock with an exercise price of $2.70 per share, and 7,500 shares of our common stock with an exercise price of $2.50 per share which have not yet vested, and excludes 1,929 shares of restricted stock which have not yet vested.

6
The number of securities beneficially owned by Mr. Ruiz excludes options to purchase 60,000 shares of our common stock with an exercise price of $1.70 per share, 35,339 shares of our common stock with an exercise price of $2.50 per share and 43,000 shares of our common stock with an exercise price of $2.93 per share which have not yet vested.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by our stockholders:
2005 Long-Term Incentive Plan	865,110	$3.92	134,890
2010 Equity Compensation Plan	422,771	$2.45	277,229
Plans not approved by stockholders 1	724,237	$22.03	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions since January 1, 2010 nor are there any currently proposed transactions in which we were or are to be participant in which any related person had or will have a direct or indirect material interest.

Director Independence

Messrs. Tuchman, Pope, Balousek and Morgan are considered independent directors under the definition included in the NYSE Amex Company Guide.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Kirkland, Russ, Murphy & Tapp, P.A. served as our independent registered public accounting firm in 2009.  On November 1, 2010, we were notified that the shareholders of Kirkland, Russ, Murphy & Tapp, P.A. had become shareholders of Mayer Hoffman McCann P.C. pursuant to an asset purchase agreement.  The following table shows the estimated fees for 2010 and the fees for 2009 that were billed for the audit and other services provided for the years indicated.

	2010	2009

Audit Fees	$287,500	$268,705
Audit-Related Fees	0	17,050
Tax Fees	25,770	0
All Other Fees	520	9,000
Total	$313,541	$294,755

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Policy on Pre-Approval of Fees

The Audit Committee charter includes the procedures for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the Audit Committee of the Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The consolidated financial statements and Reports of Independent Registered Accounting Firms are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-26 in the 10-K as filed.

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
10.17
 Form of Business Financing Agreement dated February 15, 2011 between Inuvo, Inc. and Bridge Bank, National Association.** Portions of this agreement have been omitted and marked with a [_____] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

10.18	Form of Intellectual Property Security Agreement dated February 15, 2011 between Inuvo, Inc. and Bridge Bank, National Association. **
10.19	2010 Equity Compensation Plan (18)
10.20	Asset Sale/Purchase Agreement dated September 24, 2010 by and between MarketSmart Advertising, Inc., Rightstuff, Inc., Checkup Marketing, Inc. and The Finch Agency, Inc. (19)
10.21	Asset Purchase Agreement dated December 10, 2010 by and between Real Estate School Online, Inc. and Inuvo, Inc. and DF Institute, Inc. (20)
10.22	Amendment dated June 18, 2010 to Employment Agreement with Richard K. Howe (18)
16.1	Letter dated November 9, 2010 from Kirkland, Russ Murphy & Tapp, P.A.(21)
21.1	Subsidiaries of the Registrant* *
23.1	Consent of Mayer Hoffman McCann P.C.**
23.2	Consent of Kirkland Russ Murphy & Tapp, P.A.**
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *

*           filed herewith
**           previously filed

(1)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004.
(2)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004.
(3)	Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.
(4)	Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.
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
Date: April 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch Tuchman	Chairman of the Board of Directors	April 1, 2011
Mitch Tuchman

/s/ Richard K. Howe	Chief Executive Officer and director, principal executive officer	April 1, 2011
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	April 1, 2011
Wallace D. Ruiz

/s/ Charles Pope	Director	April 1, 2011
Charles Pope

/s/ Jack Balousek	Director	April 1, 2011
Jack Balousek

/s/ Charles Morgan	Director	April 1, 2011
Charles Morgan