Form 10-Q
period 2011-03-31
INUVO, INC.
filed 2011-05-04
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at May 1, 2011
Common Stock	8,688,790

INUVO, INC.
FORM 10-Q
Quarter Ended March 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our history of losses,
●	risks frequently encountered by Internet marketing and advertising companies,
●	The adverse effect of search engine industry consolidation and alliances,
●	our ability to expand our relationships with other Internet media content, advertising and product providers,
●	the terms of our bank loan agreements,
●	our dependence upon a significant portion of our revenues from a single customer,
●	our ability to effectively compete,
●	the impact of increasing government regulations and consumer protection laws on our business model,
●	our need to keep pace with changes in technology,
●	the possible interruption of our services and our reliance on third-party providers,
●	our dependence on credit card processing companies and the risks of increasing fees,
●	the risks related to credit card fraud,
●	our history of litigation,
●	liabilities associated with information we retrieve from our websites,
●	the impact of natural disasters on our ability to operate,
●	any failure on our part to adequately protect personal information,
●	possible security breaches and computer viruses,
●	our reliance on our executive officers and key personnel,
●	discounts offered to advertisers by upstream advertising networks,
●	the impact of “spam,” and
●	the impact of our quarterly operating results on our stock price.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation, and our subsidiaries.

The information which appears on our web site at www.inuvo.com is not part of this report.

All share and per share information contained in this report gives effect to the 1 for 10 reverse stock split of our outstanding common stock effective December 10, 2010.

PART 1 -     FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets:
Cash	$1,812,141	$118,561
Restricted cash	480,971	140,493
Accounts receivable, net of allowance for doubtful accounts of $338,993 and $450,634, respectively	4,836,934	4,500,894
Unbilled revenue	46,370	59,881
Prepaid expenses and other current assets	390,086	463,958
Current assets of discontinued operations	50,000	50,000
Total current assets	7,616,502	5,333,787
Property and equipment, net	2,382,356	2,749,098
Other assets:
Goodwill	3,351,405	3,351,405
Intangible assets	2,699,572	2,511,918
Other assets	68,965	79,324
Total other assets	6,119,942	5,942,647
Total assets	$16,118,800	$14,025,532
Liabilities and Stockholders’ Equity:
Current liabilities:
Term and credit note payable – current portion	$994,744	$1,850,000
Accounts payable	5,798,800	5,479,796
Deferred revenue	4,783	19,921
Deferred compensation	372,100	-
Accrued expenses and other current liabilities	2,143,432	1,599,625
Current liabilities of discontinued operations	355,600	712,024
Total current liabilities	9,669,459	9,661,366

Long-term liabilities: Term and credit note payable – long-term	3,225,000	-
Other long-term liabilities	334,473	356,509
Long-term liabilities of discontinued operations	100,000	-
Total liabilities	13,328,932	10,017,875

Stockholders’ Equity:
Preferred stock, $.001 par value:
Authorized shares — 500,000 — none issued or outstanding	-	-
Common stock, $.001 par value:
Authorized shares, 20,000,000, issued shares 9,110,486
Outstanding shares — 8,558,790	9,110	9,110
Additional paid in capital	111,941,754	111,766,319
Accumulated deficit	(107,064,890)	(105,671,666)
Treasury stock – 551,696 shares	(2,096,106)	(2,096,106)
Total stockholders’ equity	2,789,868	4,007,657
Total liabilities and stockholders’ equity	$16,118,800	$14,025,532

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Net revenue	$11,793,495	$9,338,205
Cost of revenue:
Affiliate expenses	5,741,766	5,146,853
Data acquisition	571,727	594,278
Merchant processing fees and product costs	57,973	36,832
Cost of revenue	6,371,466	5,777,963
Gross profit	5,422,029	3,560,242
Operating expenses:
Search costs	2,493,479	493,171
Compensation and telemarketing	2,672,277	2,829,777
Selling, general and administrative	1,435,166	2,043,301
Total operating expenses	6,600,922	5,366,249
Operating loss	(1,178,893)	(1,806,007)
Other income (expense):
Loss on litigation settlements	(374,800)	-
Interest income	2,494	638
Interest expense	(99,163)	(160,894)
Other expenses, net	(471,469)	(160,256)
Loss from continuing operations before taxes	(1,650,362)	(1,966,263)
Income tax expense	-	(87)
Net loss from continuing operations	(1,650,362)	(1,966,350)
Income from discontinued operations net of tax expense of $0	-	935,115
Gain from litigation settlement in discontinued operations net of tax	257,136	-
Net loss	$(1,393,226)	$(1,031,235)

Per common share data:
Basic and diluted:
Loss from continuing operations	$(0.19)	$(0.23)
Income from discontinued operations	.03	0.11
Net loss	$(0.16)	$(0.12)

Weighted average shares outstanding (Basic and diluted)	8,558,790	8,443,788

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(1,393,226)	$(1,031,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,144,107	1,350,383
Gain on litigation settlement – discontinued operations	(256,424)	-
Provision for doubtful accounts	-	81,000
Cost of litigation settlements	249,800	-
Deferred compensation and restricted stock	372,100	-
Stock based compensation	175,437	95,580
Change in operating assets and liabilities:
Restricted cash	134,522	(35,015)
Accounts receivable	(336,040)	73,422
Prepaid expenses and other assets	97,742	14,230
Accounts payable	319,004	529,152
Deferred revenue	(15,138)	(23,330)
Other accrued expenses and current liabilities	321,588	(181,433)
Net cash provided by operating activities – continuing operations	813,472	872,754
Net cash used in operating activities – discontinued operations	-	(578,122)
Net cash provided by operating activities	813,472	294,632

Investing activities:
Purchases of equipment and software	(47,792)	(307,101)
Purchase of names database	(917,227)	(608,856)
Net cash used in investing activities	(965,019)	(915,957)

Financing activities:
Principal payments made on term note payable	(49,617)	(956,000)
Advances from credit note payable	6,302,744	7,848,000
Payments on credit note payable	(4,408,000)	(9,302,000)
Net cash used in financing activities	1,845,127	(2,410,000)
Net change – cash	1,693,580	(3,031,325)
Cash, beginning of period	118,561	4,843,128
Cash, end of period	$1,812,141	$1,811,803

Supplemental information:
Interest paid	$185,208	$140,946

Non-cash investing activities:
Equipment under capital leases	$-	$19,236
Restricted advances on term-note payable	$475,000	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

Note 1 – Organization and Business and Accounting Policies

Inuvo™, Inc. and subsidiaries (the “Company,” or “its”) is an Internet marketing/technology business with two segments:

•	Performance Marketing, and
•	Web Properties.

In prior periods, the Company’s two segments were classified under Exchange and Direct segments.  In 2011, management reorganized the Company’s operations along two new operating segments – Performance Marketing and Web Properties.

The Performance Marketing segment designs, builds, implements, manages and sells the various technology platforms and services the Company offers. For the last 15 months, the Performance Marketing segment has been executing on a technology strategy to consolidate the disparate platforms the Company acquired between 2002 and 2008, creating as a result a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation has been referred to as the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment. In addition to the core Inuvo Platform for advertisers and publishers, the Company continues to sell several legacy platforms, services or directories within the Performance Marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, the Company must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. The Company believes that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Web Properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising.  The Web Properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests and baby product shopping. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns.  In the future, the Company expects that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. The Company believes the cornerstone of the Company’s value proposition for advertisers is its ability to generate high converting and relevant leads at an attractive return on investment (“ROI”).

The Company has been on the forefront of Internet advertising technologies for the past five years. From its click fraud technology, which has successfully proven its ability to eliminate bad traffic, to its introduction of transaction flagging, to the targeting of advertisements based on behavioral information, the Company has and will continue to operate its business based on the principle of quality.

In October 2009, the Company brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory, and strategic partners and web developers have the ability to customize implementations through an application-programming interface (“API”). The Company sees itself well positioned to capitalize on market trends across online marketing channels using this platform as the foundation for entering new markets.

The Company believes a very important by-product of the Company’s business is the information produced both on the advertiser side, where the Company analyzes what kind of products convert, and on the publisher side, where it analyses what kind of websites consumers have interests in. This business intelligence allows for improved detection of fraudulent transactions and higher advertising response rates.

The significant accounting policies of the Company are described in Note 2 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and as filed with the Securities and Exchange Commission (“SEC”). For interim reporting purposes, the Company follows the same accounting policies and considers each interim period as an integral part of an annual period. Certain prior period amounts have been reclassified to conform to the current presentation related to discontinued operations and segment classification.

Discontinued Operations

During 2008, the Company made a decision to divest its MarketSmart Advertising, Inc. (“MSA”) operations and, on September 24, 2010, the Company sold substantially all of the assets of MSA.  In March 2010, the Company determined that due to market and strategic reasons to exit the negative-option marketing programs which became part of its Direct segment following the iLead Media, Inc. (“iLead”) acquisition in 2006.  In July 2010, the Board of Directors approved the plan to sell the Company’s Real Estate School Online (“RESO”) business unit and in December 2010, substantially all of the assets of RESO were sold.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, as amended, and filed with the SEC. The interim consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassification

For comparability, the 2010 consolidated financial statements reflect reclassifications where appropriate to conform to the interim consolidated financial statement presentation used in 2011. Certain prior period amounts have been reclassified to conform to the current presentation of discontinued operations related to RESO and the reorganization of segments.

Additionally, all consolidated financial statements and notes herein reflect the impact of the 1 for 10 reverse stock split on the Company’s common and preferred stock in December 2010.

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

At March 31, 2011, the Company had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $3.6 million or 69.9% of gross accounts receivable from continuing operations at March 31, 2011 and approximately $3.0 million or 57.7% at December 31, 2010. This same customer contributed approximately $9.8 million or 83.4% of total net revenue from continuing operations for the three months ended March 31, 2011 and approximately $6.9 million or 73.8% of total net revenue from continuing operations for the three months ended March 31, 2010.

Note 2 - Property and Equipment

The net carrying value of property and equipment consisted of the following as of:

	March 31, 2011 (Unaudited)	December 31, 2010
Furniture and fixtures	$427,121	$427,121
Equipment	3,078,393	3,078,393
Software	5,562,167	5,514,375
Leasehold improvements	321,873	321,873
Subtotal	9,389,554	9,341,762
Less: accumulated depreciation and amortization	(7,007,198)	(6,592,664)
Net Property and equipment from continuing operations	$2,382,356	$2,749,098

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $415,000 and $466,000, respectively.

Note 3 – Goodwill and Intangible Assets

The following is a schedule of the Company’s intangible assets from its continuing operations as of March 31, 2011:

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value

Names database (1)	1-2 Years	$14,480,284	$(12,171,823)	$2,308,461
Customer lists	5 Years	3,500,000	(3,498,889)	1,111
Exclusivity agreement	1 Year	150,000	(150,000)	-
Tradenames (2)	5 Years	390,000	-	390,000
Total intangible assets		$18,520,284	$(15,820,712)	$2,699,572
Goodwill		$3,351,405	$-	$3,351,405

(1)	Amortization of Names Database included in data acquisition amortization for the three months ended March 31, 2011 and 2010 was approximately $572,000 and $499,000, respectively.

(2)	The Company does not amortize the carrying value of its Tradenames.

The Company’s amortization expense over the next five years as of March 31, 2011 is as follows:

2011	$1,518,835
2012	743,778
2013	46,959
2014	-
2015	-
Total	$2,309,572

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2011 (unaudited)	December 31, 2010
Accrued expenses	$1,558,433	$748,515
Accrued search costs	-	697,510
Accrued affiliate expenses	7,768	11,949
Accrued litigation settlement agreement	374,800	-
Accrued payroll and bonus liabilities	101,977	13,927
Capital leases – current portion	100,454	127,724
Total	$2,143,432	$1,599,625

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	March 31, 2011 (unaudited)	December 31, 2010
Deferred rent	$285,464	$285,153
Capital lease – less current portion	49,009	71,356
Total	$334,473	$356,509

Note 6 – Term and Credit Note Payable

On February 15, 2011, the Company entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows the Company to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term note payable of $475,000 to collateralize a stand-by letter of credit required by the Company’s corporate headquarters lease.  The stand-by letter of credit requirement will be reduced to $225,000 in August 2011 at which time the term note can be drawn for $250,000.  The $475,000 of proceeds from the term note payable was included in restricted cash as of March 31, 2011. Under the terms of the Agreement, the Company must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of the Company’s accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee of $800, a fee-in-lieu-of-warrant of $21,250 and a non-formula facility fee of $4,750.  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) are due monthly.  The Prime Rate was 3.25% at March 31, 2011.  As of March 31, 2011, there was approximately $3,745,000 outstanding under the revolving credit facility and the availability under the Agreement at March 31, 2011 was approximately $51,000.

The Company was in compliance with all covenants as of March 31, 2011.

Note 7 - Stock-Based Compensation Plans

The stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity. Currently, the Company grants options and restricted stock awards ("RSAs") from two shareholder approved plans, the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”). Option and restricted stock unit vesting periods are generally zero to three years and most options expire after 5 years.

As of March 31, 2011, the Company had reserved 1.0 million shares of common stock for issuance under its 2005 LTIP and 785,588 under its 2010 ECP plan.

The following table summarizes all stock based compensation grants as of March 31, 2011:

	Stock Options	RSA's		Available Shares	Total
2010 ECP	673,171	8,716		103,701	785,588
2005 LTIP	758,945	84,000	(1)	157,055	1,000,000
Non - LTIP	36,038	66,138		-	102,176
Total	1,468,154	158,854		260,756	1,887,764

(1)	Includes 40,000 shares issued to a former executive as severance in 2008.

The fair value of RSAs is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, “Accounting for Stock Options and Other Stock Based Compensation,” forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 25.0 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The Company recorded stock-based compensation expense for all equity incentive plans of approximately $175,000 and $96,000 for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, the aggregate intrinsic value of all outstanding options was $0 and has a weighted average remaining contractual term of 3.3 years. Approximately 405,088 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $4.70 and a weighted average remaining contractual term of 2.7 years.  No options were exercised during either period.  The total compensation cost at March 31, 2011 related to non-vested awards not yet recognized was approximately $2.2 million and has an average expense recognition period of 1.3 years.

The following table summarizes information about stock option activity during the three months ended March 31, 2011 and 2010, respectively.

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,223,159	$3.74	987,963	$5.70
Granted	300,000	$2.93	3,750	$3.70
Forfeited or expired	(55,005)	$5.31	(59,746)	$10.30
Exercised	-	$-	-	$-
Outstanding, end of period	1,468,154	$3.32	931,967	$5.30
Exercisable, end of period	405,088	$4.70	270,640	$10.40

The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $2.73.

No option or warrant exercises occurred under any share-based payment arrangements for the three months ended March 31, 2011 and 2010.

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2011	2010
Expected life in years	4.2	5.0
Volatility	176.3%	152.6%
Risk free interest rate	2.7%	2.2%
Dividend yield	0.0%	0.0%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with, or longer than, the expected life of the options.  The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option.  The risk free interest rate is based on the market yield of the US Treasury Bill with a 3 year term.  The Company does not anticipate paying any dividends so the dividend yield utilized in the model is zero.

During the three months ended March 31, 2011, the Company’s executive officers, certain of our senior management and our board of directors, deferred a portion of their compensation.  The amount of the deferral was approximately $187,000.    Due to the elected deferrals, the Company granted RSAs equal to the amount of the deferred compensation.  The RSAs will vest upon the repayment of the deferred compensation.  The number of RSAs granted for the deferred comp was 66,155 and were valued at fair market value on the date of each grant.

Warrants Outstanding

As of March 31, 2011, the Company had outstanding warrants for the potential issuance of 645,957 shares of common stock. Exercise price ranges from $3.00 to $35.00. These warrants were primarily issued in connection with private placements and debt issuances.

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

Due to the recent history of tax losses, the economic conditions in which the Company operates, recent organizational changes, and near term projections, the Company concluded that it is more likely than not that any of its deferred income tax assets will be realized.  As a result, the Company has recorded a full valuation allowance for the net deferred tax asset.

Note 9 – Discontinued Operations

The table below summarizes unaudited financial results for the assets classified as held for sale which is comprised primarily of the Company’s MSA, iLead and RESO business units for the three months ended March 31, 2011 and 2010, :

	2011	2010
Revenue	$-	$4,367,869
Income from discontinued operations before income taxes	-	935,115
Gain from litigation settlement in discontinued operations	257,136	-
Income from discontinued operations	$257,136	$935,115

On March 1, 2010, the Company, as a result of market and strategic reasons, decided to exit the negative-option marketing programs which were part of the Company’s Web Properties Segment with the acquisition of iLead in 2006.  On June 3, 2010, the Company sold all of the gross assets of its Exact Supplements, LLC. business (“Exact”). The Company has not recognized any gain or loss from the sale of Exact.

During the second quarter of 2008, the Company made a decision to divest its MSA operations. On September 24, 2010, the Company sold the assets of MSA and its related companies Rightstuff, Inc. and Checkup Marketing, Inc., all North Carolina corporations which are wholly-owned subsidiaries of Inuvo, Inc. The purchase price of the assets was approximately $767,000, of which approximately $247,000 was paid at closing and the balance was paid in three equal installments of approximately $173,000 each during the 90 days following the closing. Under the terms of the agreement, the purchaser also assumed certain liabilities related to the purchased assets. To ensure orderly transition of the business, the Company agreed to provide the purchaser with hosting services at no cost for 90 days following the closing. The agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds received from the sale of MSA were used to reduce the term note with Wachovia. Additionally, the Company reported a non-cash charge in discontinued operations of approximately $1.5 million for the loss on the sale for the year ended December 31, 2010.

In July 2010, the Board of Directors approved the plan to sell the Company’s RESO business unit. On December 10, 2010, the Company closed the sale of the assets of RESO. The purchase price of the assets was $750,000, of which all was paid at closing less approximately $32,000 of working capital adjustments and $50,000 held in escrow for a period of one year.  All the proceeds from the sale were used to reduce the term note with Wachovia Bank, N.A.  In addition, the Company reported a gain on the sale of RESO in discontinued operations of approximately $500,000.

Note 10 - Net Loss Per Common Share

During the periods presented, the Company had securities, mainly stock options and warrants, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.      Per share data is based on the weighted average number of shares outstanding.

Note 11 - Impact of New Accounting Standards Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculation the carrying value of a reporting unit in the performance of Step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to access considering the qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform Step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The adoption of ASU 2010-28 did not have a material impact on the consolidated balance sheet or statement of operations as of March 31, 2011.

ASU 2010-06 — Improving Disclosures about Fair Value Measurements:  In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06. This update provides amendments to ASC Topic 820 — Fair Value Measurements and Disclosures that requires additional disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation of inputs and valuation techniques used to measure fair value. The Company adopted the new disclosure requirements in ASU 2010-06 for the period ended March 31, 2010, and it did not have a material impact on its consolidated financial statements.

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

Note 12 - Segment Analysis

In prior periods, the Company’s two segments were classified under Exchange and Direct segments.  In 2011, management reorganized the Company’s operations along two new operating segments – Performance Marketing and Web Properties.

The Company is an Internet marketing services business separated into two reporting segments: Performance Marketing and Web Properties. The Performance Marketing Segment includes both the technologies and networks required to facilitate B2B transactions. The Web Properties includes both the products and websites required to market to consumers online including the Company’s owned and operated websites, a lead generation business and a data collection and distribution business.

MSA, RESO and iLead (see Note 9) are reported as discontinued operations in the Company’s consolidated financial statements for 2011 and 2010.

Listed below is a presentation of net revenue, gross profit and earnings (loss) before interest, taxes, and depreciation and amortization, and stock based payments for all reportable segments for the three months ended March 31, 2011 and 2010. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments” from continuing operations table consists of corporate expenses not allocated to any segment.   Note that the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments” is not a measure of performance defined in accordance with GAAP.

Net Revenue by Industry Segment
(unaudited)

	2011		2010
Segment:	Amount	Percent	Amount	Percent
Performance Marketing	$7,497,317	63.6%	$6,833,681	73.2%
Web Properties	4,296,178	36.4%	2,504,524	26.8%
Total net revenue	$11,793,495	100.0%	$9,338,205	100.0%

Gross Profit by Industry Segment
(unaudited)

Segment:	2011	2010
Performance Marketing	$1,748,570	$1,660,334
Web Properties	3,673,459	1,899,908
Total gross profit	$5,422,029	$3,560,242

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments from Continuing Operations by Industry Segment
(unaudited)

Segment:	2011	2010
Performance Marketing	$1,244,075	$1,115,881
Web Properties	530,704	608,399
Corporate	(1,572,790)	(2,084,886)
Total	$201,989	$(360,606)

Note 13 - Subsequent Events

The Company was a party to litigation with a former director, John Guira, pursuant to which Mr. Giura, filed an action alleging that the Company breached a consulting agreement.   On April 1, 2011, the Company entered into an agreement to settle this litigation wherein the Company agreed to pay $25,000 and issue 40,000 shares of the Company’s common stock valued at $114,800 in full settlement of all claims in this lawsuit. The Company recorded a one-time charge of approximately $140,000 in March 2011 related to this settlement.

The Company was also a party to litigation with an owner of property leased by subsidiary of Inuvo pursuant to which the owner alleged a breach of a lease agreement, in addition claims of unfair and deceptive trade practices, fraud and misrepresentation were alleged.  On April 6, 2011, the Company entered into an agreement to settle this litigation wherein the Company agreed to pay a total of $340,000 in installments over the next 2 years and issued 40,000 shares of the Company’s common stock valued at $115,600 in full settlement of all claims in this lawsuit.  The Company recorded a one-time gain of approximately $256,000 in March 2011 in discontinued operations related to this settlement due to the reduction of accrued rent.

The Company was a party to litigation with a former employee, for alleged breach of an employment agreement and other contract and tort claims.  On April 7, 2011, the Company entered into an agreement to settle this litigation pursuant to which the Company agreed to pay an aggregate of $125,000, partially covered by insurance, over six months and issue 50,000 shares of the Company’s common stock valued at approximately $135,000 in full settlement of this litigation.  The Company recorded a one-time charge of $235,000 in March 2011 related to this settlement.

In April 2011, the Company’s executive officers, board of directors and certain of our senior management deferred a portion of their compensation.  The amount of the deferred compensation was approximately $93,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and as filed with the Securities and Exchange Commission. The risk factors described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely effect our business, financial condition and/or operating results.   The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

Inuvo™, Inc. and subsidiaries (the “Company,” or “its”) is an Internet marketing business with two segments:

•	Performance Marketing, and
•	Web Properties.

In prior periods, the Company’s two segments were classified under Exchange and Direct segments.  In 2011, management reorganized the Company’s operations along two new operating segments – Performance Marketing and Web Properties.

The Performance Marketing segment designs, builds, implements, manages and sells the various technology platforms and services the Company offers. For the last 15 months, the Performance Marketing segment has been executing on a technology strategy to consolidate the disparate platforms the Company acquired between 2002 and 2008, creating as a result a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation has been referred to as the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment. In addition to the core Inuvo Platform for advertisers and publishers, the Company continues to sell several legacy platforms, services or directories within the Performance Marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, the Company must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. The Company believes that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Web Properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising.  The Web Properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests and baby product shopping. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns.  In the future, we expect that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. We believe the cornerstone of the Company’s value proposition for advertisers is its ability to generate high converting and relevant leads at an attractive return on investment (“ROI”).

The Company has been on the forefront of Internet advertising technologies for the past five years. From its click fraud technology, which has successfully proven its ability to eliminate bad traffic, to its introduction of transaction flagging, to the targeting of advertisements based on behavioral information, the Company has and will continue to operate its business based on the principle of quality.

In October 2009, the Company brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory, and strategic partners and web developers have the ability to customize implementations through an application-programming interface (“API”). The Company sees itself well positioned to capitalize on market trends across online marketing channels using this platform as the foundation for entering new markets.

We believe that a very important by-product of the Company’s business is the information produced both on the advertiser side, where the Company analyzes what kind of products convert, and on the publisher side, where it analyzes what kind of websites consumers have interests in. This business intelligence allows for improved detection of fraudulent transactions and higher advertising response rates.

In 2010, we continued the transformation of the Company that began in early 2009.  During the second quarter of 2008, we made a decision to divest our Market Smart Advertising, Inc. (“MSA”) operations and, effective September 24, 2010, we concluded the sale of MSA.  Additionally, in March 2010, we determined, due to a combination of market and strategic reasons, to exit the company owned and operated negative-option marketing programs, which was part of our Web Properties segment following the acquisition of iLead Media, Inc. (“iLead”) in 2006.  This business had historically represented as much as 20% of our historical revenue from continuing operations.  In July 2010, the Board of Directors approved the plan to sell the Company’s Real Estate School Online (“RESO”) business unit and in December 2010, substantially all of the assets of RESO were sold.

During 2011, we expect to continue to balance our desire to capture greater market share through investments in technology, sales and marketing with the capital limitations of our operations and debt/equity financing.

Results of Operations

The following table sets forth selected information concerning our results of operations for the three months ended March 31, 2011 and 2010 (unaudited and in thousands):

	2011	2010
Net revenue	$11,794	$9,338
Cost of revenue	6,372	5,778
Gross profit	5,422	3,560
Total operating expenses	6,601	5,366
Operating loss	(1,179)	(1,806)
Other expenses	(471)	(160)
Loss from continuing operations	(1,650)	(1,966)
Income from discontinued operations	257	935
Net loss	$(1,393)	$(1,031)

Net revenues increased by 26.3% for 2011 from 2010.  Gross profit increased by 52.3% in 2011 when compared to 2010 which reflects the increase in revenues from our Web Properties segment largely driven by more traffic through our owned and operated websites.    In the first three months of 2011, our operating expenses increased by approximately $1.2 million over the same period in 2010 due primarily to an increase in search spend of approximately $2.0 million partially offset by decreases in compensation and selling, general and administrative expenses as management continues to manage these costs.

Our net loss from continuing operations in the three months ended March 31, 2011 declined by approximately $316,000 from the same period in 2010 due to higher gross profit and lower operating expense as a percentage of revenue as described below.

Net Revenue

Total net revenue from our Performance Marketing and Web Properties segments for 2011 and 2010 were as follows (in thousands and unaudited):

	Three Months Ended March 31,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	7,497	63.6%	6,834	73.2%	663	9.7%
Web Properties	4,297	36.4%	2,504	26.8%	1,793	71.6%
Total net revenue	11,794	100.0%	9,338	100.0%	2,456	26.3%

Net revenue in 2011 from our Performance Marketing segment increased 9.7% over 2010 primarily due to the number of transactions driven through third party affiliates. The Company serves hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine. For 2011, 94.7% of our net revenue in our Performance Marketing segment was attributable to this relationship as compared to 93.9% for the same period in 2010.  During the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform.  While we have made adjustments to adapt to this new marketplace, and have seen incremental improvements in revenue as a result, we are unable to predict at this time the continuing impact on our revenues in 2011 but through the first three months of 2011, revenue and transaction volumes have been increasing.

The increase in net revenue from our Web Properties segment of 71.6% in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the increased traffic to our owned and operated websites.  This revenue is directly attributable to the same top three search engine and comprises 63.9% and 23.7% of the revenue in the Web Properties segment in 2010 and 2011, respectively.   Net revenue from our BabytoBee business was approximately $1.5 million in 2011 as compared to approximately $1.7 million for 2010. The decrease was due primarily to a decline in revenue generated from telesales. In August 2010, we outsourced our telesales activity to a third-party provider and, since this transition, we have been unable to sustain or increase the daily call volume at historical levels.  We anticipate that this lower call volume and revenue will stabilize at this level for the foreseeable future.

We believe that the revenue trends described above for the segments will continue as we focus our marketing to our owned and operated websites.

Cost of Revenue and Gross Profit

Cost of revenue as a percentage of revenue is as follows for the periods given (unaudited):

	Three Months Ended March 31,
	2011 % of Revenue	2010 % of Revenue	% Change
Affiliate expenses	48.7%	55.1%	(6.4)%
Data acquisition	4.8%	6.4%	(1.6)%
Merchant processing fees and product costs	0.5%	0.4%	0.1%
Total cost of revenue	54.0%	61.9%	(7.9)%

The lower affiliate payments in 2011 as a percentage of revenue compared to the same period in 2010 is due to driving more traffic to owned and operated websites within our Web Properties segment as opposed to third-party sites.   We anticipate that these costs will continue to increase in dollar amounts as revenue from the Inuvo platform and our search network increases but they will decrease as a percentage of revenue as we focus on driving traffic to our owned and operated websites.

The decrease in data acquisition costs both in real dollars and as a percentage of revenue, in 2011 compared to 2010 is due primarily the lower call volume as noted above.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to approximately 46% during 2011 from approximately 38% in 2010. This increase in margin is due primarily to higher revenue in our owned and operated websites. Overall, gross profit increased approximately $1.9 million in 2011 from 2010.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Three Months Ended March 31,
	2011 ($)	% of Gross Profit	2010 ($)	% of Gross Profit	$ Change	% Change
Performance Marketing	1,749	32.3%	1,660	46.6%	89	5.4%
Web Properties	3,673	67.7%	1,900	53.4%	1,773	93.3%
Total gross profit	5,422	100.0%	3,560	100.0%	1,862	52.3%

Gross profit in our Performance Marketing segment increased in 2011 from 2010 as the result of increased revenues.  For 2011 and 2010, gross margin in our Performance Marketing segment was approximately 23.3% and 24.3%, respectively.  This slight decline in the gross margin is due to increases in affiliate costs.  As we have successfully grown the revenue in this segment, we have also experienced an increase the percentage paid to affiliates.

The increase in gross profit in our Web Properties segment during 2011 from 2010 is primarily attributed to an increase in search spend  driving additional revenue to our owned operated websites partially offset by the decrease in lead revenue from our Babytobee website which is due to a softening in telesales.  Gross margin in our Web Properties segment for 2011 and 2010 was approximately 85.5% and 75.9%, respectively. The increase in margin in the Web Properties segment is due to the relatively fixed nature of our direct costs in our BabytoBee business.

Operating Expenses

Operating expenses were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Search costs	2,494	21.1%	493	5.3%	2,001	4 Times
Compensation and telemarketing	2,672	22.7%	2,830	30.3%	(158)	(5.6)%
Selling, general and administrative	1,435	12.2%	2,043	21.9%	(608)	(29.7)%
Total other operating expenses	6,601	56.0%	5,366	57.5%	1,235	23.0%

This increase in search costs is a result of our strategic initiative to drive revenue-generating traffic to our owned and operated web sites as noted above.

The decrease in compensation and telemarketing costs in 2011 over 2010 of approximately $158,000 is primarily due to an increase of telemarketing costs of approximately $50,000 as we outsourced this activity to a Florida-based company; an increase in stock based compensation of approximately $266,000 due to an incentive to our executive officers and certain of our senior management for accepting a deferral of their compensation. These increases were offset by decreases in payroll and related costs of approximately $589,000 which are a result of managements focusing on improving operating margins as we focus on our core business segments.

The decrease in selling, general and administrative (“SG&A”) expenses is due primarily to an overall decrease of $228,000 in amortization expense due to the completion of amortization on most of the intangible assets in late 2010; a $48,000 decline in net rent expense due to the sublease of a portion of our corporate headquarters; and additional reductions in SG&A costs of approximately $217,000 as management initiated overall cost reduction measures in 2010 and into 2011 to increase operating margins.

Our operating expenses by segment were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	734	6.2%	855	9.2%	(121)	(14.2)%
Web Properties	3,899	33.1%	2,122	22.7%	1,777	83.7%
Corporate	1,968	16.7%	2,389	25.6%	(421)	(17.6)%

The decrease of operating expenses in our Performance Marketing segment was primarily attributed to a decrease in depreciation and amortization expense of $81,000 due to the fact that we have not incurred significant capital expenditures in this segment and our existing assets are becoming fully depreciated. The remainder of the decrease is due to various cost cutting measures as management focuses on operating margins.

The increase in operating expenses in our Web Properties segment was primarily attributed to the increase in search spend of $2.0 million in the three months ended March 31, 2011 compared to the same period in 2010.    This increase is a result of our strategic initiative to drive revenue generating traffic to our owned and operated web sites.  Additionally, we had a decrease in depreciation and amortization of approximately $148,000 due to the completion of amortizing on many of the intangibles in late 2010.

The reduction of $421,000 in our corporate operating expenses is due to a reduction in overall corporate expenses, principally in payroll and related expenditures as management initiated various cost cutting measures focusing on operating margins over the past year.

We expect that the trends in our operating segments will remain at the same historical levels as a percentage of revenue in 2011 and that our corporate expenses will decrease as a percentage of revenues as we continue to manage costs and create economies of scale with our corporate costs.

Other income (expense)

Interest expense, which is related to our borrowings from Bridge Bank N.A. (“Bridge”) and Wachovia Bank, N.A. (“Wachovia”), decreased by approximately $62,000 or 38.4% during the first three months of 2011 as compared to the same period in 2010.  This decrease in interest expense reflects a decrease in interest rates from the new agreement with Bridge and the reduction of our overall debt with Wachovia.

The loss on litigation settlements of approximately $375,000 was due to two settlements with two former employees as noted in Note 13 herein.

Income (loss) from Discontinued Operations, net of tax expense

In the three months ended March 31, 2010, we had income from discontinued operations of approximately $935,000.  This income was generated by Ilead, MSA and RESO and reflects their operating performance prior to the sale of these businesses.

The gain from discontinued operations in 2011 was approximately $257,000 and is attributed to the reduction in rent liabilities caused by the settlement of our lease litigation related to MSA.

As of December 31, 2010, the Company had completed sales of all of its discontinued operations.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. At March 31, 2011 and December 31, 2010, we had working capital deficits of approximately $2.1 million and $4.3 million, respectively.  Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

On February 15, 2011, the Company entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows the Company to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term note payable of $475,000 to collateralize a stand-by letter of credit required by the Company’s corporate headquarters lease.  The stand-by letter of credit requirement will be reduced to $225,000 in August 2011 at which time the term note can be drawn for $250,000.  The $475,000 of proceeds from the term note payable was included in restricted cash as of March 31, 2011. Under the terms of the Agreement, the Company must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of the Company’s accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee of $800, a fee-in-lieu-of-warrant of $21,250 and a non-formula facility fee of $4,750.  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) are due monthly.  The Prime Rate was 3.25% at March 31, 2011.  As of March 31, 2011, there was approximately $3,745,000 outstanding under the revolving credit facility and the availability under the Agreement at March 31, 2011 was approximately $51,000.

While we do not have any commitments for capital expenditures which come due within the next 12 months, our liquidity has been negatively affected by exiting the negative-option marketing program in March 2010. This business generated approximately $10.8 million in revenue in 2009.  In addition, during the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. The Company has been making adjustments to adapt to this new marketplace, and has seen incremental improvements in revenue as a result. Revenue under this platform has improved steadily since reaching its lowest levels in January 2011.  However, volatility may continue over the ensuing months. We also implemented a cost reduction plan during the first quarter of 2011 to offset the lost business which included a reduction in employees and related expenses which resulted in monthly savings of $107,000 beginning in February 2011.

Additionally in the first quarter of 2011, our executive officers and certain of our senior management agreed to a deferral of cash compensation in an effort to assist us to better manage our liquidity. In addition in the first quarter of 2011, we favorably renegotiated the outsourced call center contract reducing the monthly cost outlay of over $100,000 monthly.  We believe these steps, along with the new bank facility, will provide sufficient cash for the next 12 months.

We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, or take advantage of favorable conditions in capital markets.  We recently filed an S-3 with the Securities and Exchange Commission which will allow us to raise additional capital through public financing.  We cannot be assured that additional financing will be available to us on favorable terms, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustments to the Company’s assets or liabilities.

Cash flows

Net cash provided by operating activities for the three months ended March 31, 2011 totaled approximately $813,000 compared to approximately $295,000 during the same period in 2010. The net cash provided by operating activities in 2011 was primarily due to an increase in accounts payable and accrued expenses and other current liabilities of approximately $863,000 resulting mainly from extending third party and the litigation settlement payments offset by the collection of $135,000 of restricted cash.  These items were partially offset by increases in accounts receivable of approximately $336,000 due to higher revenue and to the impact of the settlement of litigation in discontinued operations. In the three months ended March 31, 2010, the cash provided by operating activities were primarily due from the results of our operations coupled with a decrease in our net operating assets of approximately $377,000 driven by increases accounts payable and accruals of approximately $348,000 as we were extending third party payments.  Additionally, cash flows from operations in 2010 were negatively impacted by the results of discontinued operations of approximately $578,000 as we were in the processes of selling or ceasing operations on three of our businesses.

Net cash used in investing activities for 2011 of $965,000 was primarily due to the purchase of names database.  Net cash used in investing activities for 2010 of $915,000 was primarily due to the $609,000 purchase of names database and the $307,000 purchase of equipment and software capitalization.

Net cash provided by financing activities during 2011 was $1.8 million and resulted primarily from the net advances under our bank term note and credit facility offset by payments on our capital leases.   Net cash used in financing activities during 2010 was approximately $2.4 million and resulted primarily from the net payments under our bank term note and credit facility and capital leases.

Off Balance Sheet Arrangements

As of March 31, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

ITEM 4.        (REMOVED AND RESERVED).

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

INUVO, INC.

Date: May 4, 2011	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

Date: May 4, 2011	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer