Form 10-Q
period 2011-06-30
INUVO, INC.
filed 2011-08-10
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding at August 1, 2011
Common Stock	10,035,791

INUVO, INC.
FORM 10-Q
Quarter Ended June 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our history of losses,
●	our ability to meet our plan to regain compliance with the continued listing standards of the NYSEAMEX LLC and retain the listing of our common stock on that exchange,
●	risks frequently encountered by Internet marketing and advertising companies,
●	the adverse effect of search engine industry consolidation and alliances,
●	our ability to expand our relationships with other Internet media content, advertising and product providers,
●	the terms of our bank loan agreements,
●	our dependence upon a significant portion of our revenues from a single customer,
●	our ability to effectively compete,
●	the impact of increasing government regulations and consumer protection laws on our business model,
●	our need to keep pace with changes in technology,
●	the possible interruption of our services and our reliance on third-party providers,
●	our dependence on credit card processing companies and the risks of increasing fees,
●	the risks related to credit card fraud,
●	our history of litigation,
●	liabilities associated with information we retrieve from our websites,
●	the impact of natural disasters on our ability to operate,
●	any failure on our part to adequately protect personal information,
●	possible security breaches and computer viruses,
●	our reliance on our executive officers and key personnel,
●	discounts offered to advertisers by upstream advertising networks,
●	the impact of “spam,” and
●	the impact of our quarterly operating results on our stock price.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A of this report and Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current assets:
Cash	$1,914,997	$118,561
Restricted cash	478,374	140,493
Accounts receivable, net of allowance for doubtful accounts of $439,374 and $450,634, respectively	3,247,671	4,500,894
Unbilled revenue	44,707	59,881
Prepaid expenses and other current assets	363,819	463,958
Current assets of discontinued operations	50,000	50,000
Total current assets	6,099,568	5,333,787
Property and equipment, net	2,189,168	2,749,098
Other assets:
Goodwill	3,351,405	3,351,405
Intangible assets	2,696,947	2,511,918
Other assets	3,235	79,324
Total other assets	6,051,587	5,942,647
Total assets	$14,340,323	$14,025,532
Liabilities and stockholders’ equity:
Current liabilities:
Term and credit notes payable – current portion	$1,009,100	$1,850,000
Accounts payable	4,483,571	5,479,796
Deferred revenue Deferred compensation	18,083 637,950	19,921 -
Accrued expenses and other current liabilities	1,109,046	1,599,625
Current liabilities of discontinued operations	250,000	712,024
Total current liabilities	7,507,750	9,661,366

Long-term liabilities:
Term and credit note payable – long-term	2,225,000	-
Other long-term liabilities	321,230	356,509
Long-term liabilities of discontinued operations	50,000	-
Total liabilities	10,103,980	10,017,875

Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares — 500,000 — none issued or outstanding	-	-
Common stock, $.001 par value:
Authorized shares, 20,000,000, issued shares 10,587,487 and 9,110,406, respectively
Outstanding shares — 10,035,791 and 8,558,790, respectively	10,587	9,110
Additional paid in capital	115,218,014	111,766,319
Accumulated deficit	(108,896,152)	(105,671,666)
Treasury stock – 551,696 shares	(2,096,106)	(2,096,106)
Total stockholders’ equity	4,236,343	4,007,657
Total liabilities and stockholders’ equity	$14,340,323	$14,025,532

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$9,213,037	$11,365,874	$21,006,530	$20,704,080
Cost of revenue:
Affiliate expenses	4,426,446	6,564,405	10,168,212	11,711,257
Data acquisition	627,535	580,495	1,199,261	1,174,774
Merchant processing fees and product costs	44,832	21,844	102,804	58,676
Cost of revenue	5,098,813	7,166,744	11,470,277	12,944,706
Gross profit	4,114,224	4,199,130	9,536,253	7,759,374
Operating expenses:
Search costs	2,296,595	861,112	4,790,073	1,354,283
Compensation and telemarketing	2,336,656	2,453,286	5,011,430	5,283,063
Selling, general and administrative	1,097,888	1,879,020	2,530,558	3,922,321
Total operating expenses	5,731,139	5,193,418	12,332,061	10,559,667
Operating loss	(1,616,915)	(994,288)	(2,795,808)	(2,800,293)
Other income(expenses): Litigation settlements	-	-	(374,800)	-
Loss on write-off of note receivable	(100,745)	-	(100,745)	-
Interest income	2,144	-	4,638	638
Interest expense	(115,744)	(150,509)	(214,907)	(311,403)
Other expenses, net	(214,345)	(150,509)	(685,814)	(310,765)
Loss from continuing operations before taxes	(1,831,260)	(1,144,797)	(3,481,622)	(3,111,058)
Income tax expense	-	(795)	-	(882)
Net loss from continuing operations	(1,831,260)	(1,145,592)	(3,481,622)	(3,111,940)
Net income from discontinued operations	-	84,940	257,136	1,020,053
Net loss	$(1,831,260)	$(1,060,652)	$(3,224,486)	$(2,091,887)

Per common share data:
Basic and diluted:
Net loss from continuing operations	$(0.21)	$(0.14)	$(0.40)	$(0.37)
Net income from discontinued operations	(0.00)	0.01	0.03	0.12
Net loss	$(0.21)	$(0.13)	$(0.37)	$(0.25)

Weighted average shares (Basic and diluted)	8,805,132	8,459,706	8,681,150	8,451,791

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(3,224,486)	$(2,091,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,163,530	2,603,931
Provision for doubtful accounts	25,520	298,000
Loss on write-off of note receivable	100,745	-
Deferred compensation	318,975	-
Stock based compensation	726,711	333,357
Change in operating assets and liabilities:
Restricted cash	137,119	61,402
Accounts receivable	1,227,703	(1,006,636)
Prepaid expenses and other assets	90,657	(89,230)
Accounts payable	(996,225)	1,188,406
Deferred revenue	(1,838)	(54,305)
Other accrued expenses and current liabilities	(194,077)	(498,577)
Net cash provided by operating activities – continuing operations	374,334	744,461
Net cash used in operating activities – discontinued operations	(296,424)	(780,459)
Net cash provided by (used in) operating activities	77,910	(35,998)

Investing activities:
Purchases of equipment and software	(245,382)	(482,506)
Purchase of names database	(1,543,247)	(1,034,917)
Net cash used in investing activities	(1,788,629)	(1,517,423)

Financing activities:
Proceeds from sale of common stock, net Principal payments made on term note payable	2,680,036 -	(1,412,000) -
Advances from credit note payable	4,396,744	14,408,000
Payments on credit note payable and capital leases	(3,569,625)	(14,959,000)
Net cash provided by (used in) financing activities	3,507,155	(1,963,000)
Net change – cash	1,796,436	(3,516,421)
Cash, beginning of period	118,561	4,843,128
Cash, end of period	$1,914,997	$1,326,707

Supplemental information:
Interest paid	$271,506	$291,636

Non-cash investing and financing activities:
Equipment under capital leases	$-	$19,236
Restricted advances on term-note payable	$475,000	$-
Payment of litigation settlements with common stock	$365,400	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

Note 1 – Organization and Business and Accounting Policies

Inuvo™, Inc. and subsidiaries (“we,” “us,” or “our”) is an Internet marketing/technology business with two segments:

●	Performance Marketing, and
●	Web Properties.

In 2011, management reorganized our operations along two new operating segments – Performance Marketing and Web Properties. Prior to 2011, our segments were classified as Exchange and Direct segments.

The Performance Marketing segment designs, builds, implements, manages and sells the various technology platforms and services we offer.  For the last 18 months, the Performance Marketing segment has executed on a technology strategy to consolidate the disparate platforms we acquired between 2002 and 2008, resulting in a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation is referred to as the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment.  In addition to the core Inuvo Platform for advertisers and publishers, we continue to sell several legacy platforms, services or directories within the Performance Marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, we must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Web Properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising.  The Web Properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests and baby product shopping. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns.  In the future, we expect that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. We believe the cornerstone of our value proposition for advertisers is our ability to generate high converting and relevant leads at an attractive return on investment (“ROI”).

In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory, and strategic partners and web developers have the ability to customize implementations through an application-programming interface (“API”). We see ourselves well positioned to capitalize on market trends across online marketing channels using this platform as the foundation for entering new markets.

We believe that we are on the forefront of Internet advertising technologies for the past five years. From our click fraud technology, which has successfully proven our ability to eliminate bad traffic, to our introduction of transaction flagging, to the targeting of advertisements based on behavioral information, we have and will continue to operate our business based on the principle of quality.

We believe a very important by-product of the our business is the information produced both on the advertiser side, where we analyze what kind of products convert, and on the publisher side, where it analyzes what kind of websites consumers have interests in. This business intelligence allows for improved detection of fraudulent transactions and higher advertising response rates.

In March 2011, we completed the exit from the ValidClick AdExchange business. With this exit, we no longer support direct auctioned based cost-per-click advertisers and multi-tiered ad networks of third party websites publishers.

On May 9, 2011 we received notice from the NYSE Amex (the “Exchange”) that we were below certain of the Exchange’s continued listing standards due to stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a)(ii) of the Exchange’s Company Guide. The stockholders’ equity balance of less than $4.0 million  was largely a result of; a series of impairment charges and losses from discontinued operations over the past two years, and  lower Search Marketing revenue due to Yahoo!’s decision to transfer its search operations to Bing (Microsoft). The Exchange allowed us to submit a plan of compliance (the “Plan”) demonstrating our ability to regain compliance with their listing standards. We submitted such a plan to the Exchange and it was accepted by the Exchange on July 5, 2011. Our plan was to immediately raise capital sufficient to regain compliance with the Exchange’s listing standards.  Secondly, we initiated an operating plan that demonstrates our ability to grow revenue and operate profitably to remain compliant with the Exchange’s listing requirement and increase shareholder value.  The key points of the Plan provided to the Exchange were:

●	Raise up to $4.0 million of equity over the remainder of 2011,
●	Launch three new marketing initiatives that we believe will create positive earnings and cash flow, and
●	Maintain a cost reduction program that began in late 2010.

On June 20, 2011, we executed the first part of the Plan by raising $2.7 million in equity selling 1,350,000 shares of our common stock and warrants to purchase up to an aggregate of 675,000 shares of common stock at $2.20 per share.

The second part of the Plan, launched in the third quarter of 2011, was three marketing initiatives that we believe will enhance revenues and income in the next 12 months.  Each of these initiatives requires minimal capital as they leverage our existing technology, assets and services.

BargainMatch

BargainMatch, an owned and operated website in the Web Properties segment, is our comparative shopping site that rewards consumer loyalty by providing cashback on the purchase of products.  BargainMatch has an extensive panel of retailers that offer cash incentives for purchases across a large list of SKUs. Retailers determine how much they will pay for a customer purchase. We take a share of the transaction and set aside the cashback portion for customers.

We have white-labeled the BargainMatch service for use by other online websites interested in building loyalty from their visitors while simultaneously driving additional revenue. Our customers for the white-labeled service promote their version of the site to their constituents. We manage / host the solution and shares revenue from sponsored ads and the commission on product sales.

Kowabunga

Kowabunga is a daily deal program focused on rural America, a market we believe is underserved by market leaders. We have access to millions of consumers through our Search Marketing operations that are potential customers for a local deal of the day. We are partnering with a national direct marketer, which currently markets offers from hundreds of thousands of merchants in rural America. We developed the infrastructure to present daily local offers from the inventory of its partner to the consumers from our platform. The potential reach of this program is to:

●	20 million households
●	25 states covered
●	90% household penetration
●	2,500 national and local retail advertisers
●	80% markets that are home to a college/university

Kidzadu

Within our owned and operated site and other sources, we acquire more than 200,000 pre-natal name leads per month.  With Kidzadu™, we created a model to identify attractive prospects from our inventory of leads. A typical middle income family will spend $12,000 in a baby’s first year. Inuvo will offer a credit line, financed by a partner who will assume the loan risk, to qualified leads, on a real time basis for use only at our online baby products store, Kidzadu™. Converting just 1,000 accounts per month can generate $1.0 million per month at a 10% operating profit.

We believe with the execution of the plan filed with the Exchange and the steps taken to reduce costs, along with the new bank facility and the raising of equity capital, will provide sufficient cash for the next twelve months.

On May 31, 2011, we notified our outsourced telemarketing company that we were exercising our right to terminate the Master Services Agreement between the parties without cause.   Pursuant to the terms of the Master Services Agreement, we were required to pay a one-time payment of $340,000 that was made in June 2011.  Pursuant to this termination we wrote off a note receivable for approximately $101,000 related to the sale of property and equipment.

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

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and as filed with the Securities and Exchange Commission (“SEC”). For interim reporting purposes, we follow the same accounting policies and consider each interim period as an integral part of an annual period. Certain prior period amounts are reclassified to conform to the current presentation related to discontinued operations and segment classification.

Discontinued Operations

During 2008, we made a decision to divest our MarketSmart Advertising, Inc. (“MSA”) operations and, on September 24, 2010, we sold substantially all of the assets of MSA.  In March 2010, due to market and strategic reasons we decided to exit the negative-option marketing programs which became part of our Direct segment following the iLead Media, Inc. (“iLead”) acquisition in 2006.  In July 2010, the Board of Directors approved the plan to sell our Real Estate School Online (“RESO”) business unit and in December 2010, substantially all of the assets of RESO were sold.  See note 10.

Basis of Presentation

The consolidated financial statements include our accounts and those of our subsidiaries.  All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, as amended, and filed with the SEC. The interim consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassifications

Certain prior period amounts are reclassified to conform to the current presentation of discontinued operations related to RESO as the results of RESO were previously included as part of continuing operations for the three and six months ended June 30, 2010.  Additionally, we have reclassified amounts to conform to the presentation of our new segments.

Additionally, all consolidated financial statements and notes herein reflect the impact of the 1 for 10 reverse stock split on our common and the related proportional reduction in the number of authorized shares of our common stock and preferred stock in December 2010.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, derivatives, deferred income tax asset valuation allowances, stock compensation, and the value of stock options and warrants. We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are typically unsecured and are derived from sales to customers. We perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. We apply judgment as to our ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, we record an allowance based on the length of time the receivables are past due.

At June 30, 2011, we had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $2.3 million or 62.6% of gross accounts receivable at June 30, 2011 and approximately $3.0 million or 57.7% of gross accounts receivable at December 31, 2010. This same customer contributed approximately $8.1 million or 88.0% of total net revenue from continuing operations for the three months ended June 30, 2011 and approximately $8.9 million or 78.1% of total net revenue from continuing operations for the three months ended June 30, 2010.   Additionally, this customer contributed approximately $17.9 million or 85.4% of total net revenue from continuing operations for the six months ended June 30, 2011 and approximately $15.8 million or 76.2% of total net revenue from continuing operations for the six months ended June 30, 2010.

Note 2 - Property and Equipment

The net carrying value of property and equipment consisted of the following as of:

	June 30, 2011 (Unaudited)	December 31, 2010
Furniture and fixtures	$427,121	$427,121
Equipment	3,050,346	3,078,393
Software	5,759,757	5,514,375
Leasehold improvements	321,873	321,873
Subtotal	9,559,097	9,341,762
Less: accumulated depreciation and amortization	(7,369,929)	(6,592,664)
Net property and equipment from continuing operations	$2,189,168	$2,749,098

Depreciation expense for the three months ended June 30, 2011 and 2010 was approximately $391,000 and $469,000, respectively.  Additionally, depreciation expense for the six months ended June 30, 2011 and 2010 was approximately $805,000 and $935,000, respectively.  Depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Note 3 – Goodwill and Intangible Assets

The following is a schedule of our intangible assets from continuing operations as of June 30, 2011:

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value

Names database (1)	1-2 Years	$15,106,303	$(12,799,356)	$2,306,947
Customer lists	5 Years	3,500,000	(3,500,000)	-
Exclusivity agreement	1 Year	150,000	(150,000)	-
Tradenames (2)	-	390,000	-	390,000
Total intangible assets		$19,146,303	$(16,449,356)	$2,696,947
Goodwill		$3,351,405	$-	$3,351,405

(1)
Amortization of our Names Database for the three months ended June 30, 2011 and 2010 was approximately $628,000 and $498,000, respectively.  Additionally, amortization of our Names Database for the six months ended June 30, 2011 and 2010 was approximately $1,199,000 and $997,000, respectively.

(2)	We do not amortize the carrying value of our Tradenames.

Our amortization expense over the next five years as of June 30, 2011 is as follows:

2011	$1,150,429
2012	1,033,285
2013	123,233
2014	-
2015	-
Total	$2,306,947

Note 4 –Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2011 (unaudited)	December 31, 2010
Accrued expenses	$747,869	$748,515
Accrued search costs	265,219	697,510
Accrued affiliate expenses	1,141	11,949
Accrued payroll and bonus liabilities	14,718	13,927
Capital leases – current portion	80,099	127,724
Total	$1,109,046	$1,599,625

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	June 30, 2011 (unaudited)	December 31, 2010
Deferred rent	$285,775	$285,153
Capital lease – less current portion	35,455	71,356
Total	$321,230	$356,509

Note 6 – Term and Credit Note Payable

On February 15, 2011, we entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows us to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term note payable of $475,000 to collateralize a stand-by letter of credit required by our corporate headquarters lease.  The stand-by letter of credit requirement will be reduced to $225,000 in August 2011 at which time the term note can be drawn for $250,000.  The $475,000 of proceeds from the term note payable was included in restricted cash as of June 30, 2011. Under the terms of the Agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee of $800, a fee-in-lieu-of-warrant of $21,250 and a non-formula facility fee of $4,750.  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) are due monthly.  The Prime Rate was 3.25% at June 30, 2011.  As of June 30, 2011, there was approximately $2,759,000 outstanding under the revolving credit facility and there was no additional availability under the Agreement.

On June 2, 2011, we entered into a Business Financing Modification Agreement with Bridge Bank effective May 25, 2011 pursuant to which $1.0 million of the revolving line of credit was converted to a nonformula sublimit of availability that would mature in 240 days.  In order to secure this additional availability, Mr. Charles D. Morgan, a member of our board of directors, provided a backup letter of credit to Bridge Bank in the amount of $1.0 million.  In connection therewith, we entered into a Reimbursement and Security Agreement with Mr. Morgan pursuant to which we granted him a second position security interest in and to our assets and agreed to reimburse him should Bridge Bank be required to draw against the backup letter of credit provided by him.  We drew down on this additional availability and used it for our working capital needs. It was fully repaid on June 23, 2011.

As of June 30, 2011, we were not in compliance with the covenant to maintain an operating profit of not less than $100,000 (see above) required by the Bridge Bank credit facility.  The one-time payment of a $340,000 termination fee to exit our outsourcing contract (see Note 1) resulted in non-compliance with the covenant.  We have received a waiver from Bridge Bank for non-compliance with the covenant for the months ending June 30, 2011, July 31, 2011 and August 31, 2011.

 Note 7 - Stock-Based Compensation Plans

The stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options and restricted stock awards ("RSAs") from two shareholder approved plans, the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”). Option and restricted stock unit vesting periods are generally zero to three years and most options expire after 5 years.

As of June 30, 2011, we reserved 1.0 million shares of common stock for issuance under our 2005 LTIP and 785,588 under our 2010 ECP plan.

The following table summarizes all stock based compensation grants as of June 30, 2011:

	Stock Options	RSA's	Available Shares	Total
2010 ECP	673,171	109,796	2,621	785,588
2005 LTIP	746,945	90,417	162,638	1,000,000
Non - LTIP	33,032	-	-	33,032
Total	1,453,148	200,213	165,259	1,818,620

The fair value of RSAs is determined using the market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation,” forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is currently estimated at a weighted average of 25% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

We recorded stock-based compensation expense for all equity incentive plans of approximately $552,000 and $234,000 for the three months ended June 30, 2011 and 2010, respectively.   Additionally, we recorded stock-based compensation expense for all equity incentive plans of approximately $727,000 and $333,000 for the six months ended June 30, 2011 and 2010, respectively

At June 30, 2011, the aggregate intrinsic value of all outstanding options is $0 and has a weighted average remaining contractual term of 3.5 years. As of June 30, 2011, 460,455 of the outstanding options are exercisable and have an aggregate intrinsic value of $0, a weighted average exercise price of $4.56 and a weighted average remaining contractual term of approximately 2.5 years.  The total compensation cost at June 30, 2011 related to non-vested awards not yet recognized was approximately $2.0 million and has an average expense recognition period of 1.3 years.

The following table summarizes information about stock option activity during the six months ended June 30, 2011 and 2010, respectively.

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,223,159	$3.74	987,963	$5.70
Granted	300,000	$2.93	175,927	$2.30
Forfeited or expired	(70,011)	$5.71	(165,066)	$5.70
Exercised	-	$-	-	$-
Outstanding, end of period	1,453,148	$3.28	998,824	$5.30
Exercisable, end of period	485,346	$4.46	312,575	$9.70

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2011 was $2.73.

No option or warrant exercises occurred under any share-based payment arrangements for the three and six months ended June 30, 2011 and 2010.

In accordance with ASC 718, the fair values of options granted determined for purposes of disclosure under ASC 718 were not changed. The fair value of options granted during the six months ended June 30, 2011 and 2010 were estimated assuming the following weighted averages:

	2011	2010
Expected life in years	4.5	5.0
Volatility	141.1%	164.0%
Risk free interest rate	2.15%	1.8%
Dividend yield	0.0%	0.0%

Expected volatility is based on the historical volatility of our common stock over the period commensurate with, or longer than, the expected life of the options.  The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option.  The risk free interest rate is based on the market yield of the US Treasury Bill with a 3 year term.  We do not anticipate paying any dividends so the dividend yield utilized in the model is zero.

Deferred Compensation

During the three and six months ended June 30, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $132,000 and $319,000 for the three and six months ended June 30, 2011, respectively.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation.  The RSAs will vest upon the earlier of repayment of the deferred compensation or December 31, 2011.  The number of RSAs granted in conjunction with the deferred compensation was 47,662 and 113,817 for the three and six months ended June 30, 2011, respectively, and were granted at an exercise price of the greater of fair market value on the date of each grant or $2.50.  As of June 30, 2011, none of the shares of restricted stock granted in connection with these elected deferrals were issued.

Warrants Outstanding

As of June 30, 2011, we have outstanding warrants for the potential issuance of 916,597 shares of common stock. Exercise price for these warrants ranges from $2.20 to $35.00. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances.

Note 8 – Sale of Common Stock

On June 20, 2011, we entered into Subscription Agreements with 17 institutional and accredited investors, several of which are affiliated entities, for the sale of 1,350,000 shares of our common stock, together with immediately exercisable five year warrants to purchase up to an aggregate of 675,000 shares of common stock, resulting in gross proceeds to us of $2,700,000. Each warrant entitles the investor to purchase 0.50 shares of our common stock for every share of common stock purchased by such investor in the offering. The purchase price for each share of common stock and the related warrants was $2.00. Each warrant has an exercise price of $2.20 per share which is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  This offering was priced at the close of market on June 20, 2011 and was conducted as a takedown from our shelf registration statement which was declared effective by the SEC in April 2011.   A portion of the proceeds from the sale the common stock were used to repay the $1 million non-formula revolving line of credit secured by Mr. Morgan (see Note 1).

Note 9 – Income Taxes

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2010. Our 2004 income tax return was reviewed by the Internal Revenue Service.  No material items were discovered and the review was finalized in 2006.  Our state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2007 through 2010.

Due to the recent history of tax losses, the economic conditions in which we operate, recent organizational changes, and near term projections, we concluded that it is more likely than not that any of our deferred income tax assets will be realized.  As a result, we have recorded a full valuation allowance for the net deferred tax asset.

Note 10 – Discontinued Operations

The table below summarizes unaudited financial results for the assets classified as held for sale which is comprised primarily of our MSA, iLead and RESO business units for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Revenue	$-	$2,356,981	$-	$6,724,850
Income from discontinued operations before income taxes	-	84,930	-	1,020,050
Gain from litigation settlement in discontinued operations	-	-	257,136	-
Income (loss) from discontinued operations	$-	$84,930	$257,136	$1,020,050

On March 1, 2010, as a result of market and strategic reasons, we decided to exit the negative-option marketing programs which were part of our Direct Segment with the acquisition of iLead in 2006.  On June 3, 2010, we sold all of the gross assets of our Exact Supplements, LLC. Business (“Exact”). We have not recognized any gain or loss from the sale of Exact.

During the second quarter of 2008, we made a decision to divest our MSA operations. On September 24, 2010, we sold the assets of MSA and its related companies Rightstuff, Inc. and Checkup Marketing, Inc., all North Carolina corporations which were our wholly-owned subsidiaries. The purchase price of the assets was approximately $767,000, of which approximately $247,000 was paid at closing and the balance was paid in three equal installments of approximately $173,000 each during the 90 days following the closing. Under the terms of the agreement, the purchaser also assumed certain liabilities related to the purchased assets. To ensure orderly transition of the business, we agreed to provide the purchaser with hosting services at no cost for 90 days following the closing. The agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds received from the sale of MSA were used to reduce the term note with Wachovia.  Additionally, we reported a non-cash charge to discontinued operations of approximately $1.5 million for the loss on the sale for the year ended December 31, 2010.

In July 2010, the Board of Directors approved the plan to sell our RESO business unit. On December 10, 2010, we closed the sale of the assets of RESO. The purchase price of the assets was $750,000, of which all was paid at closing less approximately $32,000 of working capital adjustments and $50,000 held in escrow for a period of one year.  All the proceeds from the sale were used to reduce the term note with Wachovia.  In addition, we reported a gain on the sale of RESO in discontinued operations of approximately $500,000.

Note 11 - Net Loss Per Common Share

During the periods presented, we had securities, mainly stock options and warrants, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect are anti-dilutive.  Per share data is based on the weighted average number of shares outstanding.

Note 12 - Impact of Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for us for the interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have an impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU is effective for us for the interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or disclosures as of June 30, 2011.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculation of the carrying value of a reporting unit in the performance of Step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to access considering the qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform Step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for us beginning January 1, 2011 and early adoption was not permitted.  The adoption of ASU 2010-28 did not have a material impact on our consolidated balance sheet or statement of operations as of June 30, 2011.

Other recent accounting pronouncements issued by the FASB, the Public Company Accounting  Oversight Board (“PCAOB”), the American institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Note 13 - Segment Analysis

In 2011, management reorganized our operations along two new operating segments – Performance Marketing and Web Properties.  Prior to 2011, our two segments were classified as Exchange and Direct segments

We are an Internet marketing services business separated into two reporting segments: Performance Marketing and Web Properties. The Performance Marketing Segment includes both the technologies and networks required to facilitate B2B transactions. The Web Properties includes both the products and websites required to market to consumers online including our owned and operated websites, a lead generation business and a data collection and distribution business.

MSA, RESO and iLead (see Note 10) are reported as discontinued operations in our consolidated financial statements for 2011 and 2010.

Listed below is a presentation of net revenue, gross profit and earnings (loss) before interest, taxes, and depreciation and amortization, and stock based payments for all reportable segments for the three and six months ended June 30, 2011 and 2010. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments” from continuing operations table consists of corporate expenses not allocated to any segment.   Note that the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments” is not a measure of performance defined in accordance with GAAP.

Net Revenue by Industry Segment

	Three Months Ended June 30				Six Months Ended June 30
	2011		2010		2011		2010
Segment:	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Performance marketing	$5,877,362	63.8%	$8,553,391	75.3%	$13,374,678	63.7%	$15,387,072	74.3%
Web properties	3,335,675	36.2%	2,812,483	24.7%	7,631,852	36.3%	5,317,008	25.7%
Total Revenue	$9,213,037	100.0%	$11,365,874	100.0%	$21,006,530	100.0%	$20,704,080	100.0%

Gross Profit by Industry Segment

	Three Months Ended June 30		Six Months Ended June 30
Segment:	2011	2010	2011	2010
Performance marketing	$1,440,216	$1,984,243	$3,188,785	$3,644,577
Web properties	2,674,008	2,214,887	6,347,468	4,114,797
Total	$4,114,224	$4,199,130	$9,536,253	$7,759,374

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments by Industry Segment

	Three Months Ended June 30		Six Months Ended June 30
Segment:	2011	2010	2011	2010
Performance marketing	$830,247	$1,477,689	$1,844,290	$2,593,571
Web properties	(582,227)	798,034	(236,024)	1,406,434
Corporate	(581,030)	(1,778,875)	(1,739,287)	(3,863,007)
Total	$(333,010)	$496,848	$(131,021)	$136,998

Note 14 – Litigation and Settlements

We were a party to litigation with a former director, John Giura, pursuant to which Mr. Giura filed an action alleging that we breached a consulting agreement.   On April 1, 2011, we entered into an agreement to settle this litigation wherein we agreed to pay $25,000 and issue 40,000 shares of our common stock valued at $114,800 in full settlement of all claims in this lawsuit. We recorded a one-time charge of approximately $140,000 in March 2011 related to this settlement.

We were also a party to litigation with an owner of property leased by a subsidiary of Inuvo pursuant to which the owner alleged a breach of a lease agreement, in addition to claims of unfair and deceptive trade practices, fraud and misrepresentation were alleged.  On April 6, 2011, we entered into an agreement to settle this litigation wherein we agreed to pay a total of $340,000 in installments over the next 2 years and issued 40,000 shares of the our common stock valued at $115,600 in full settlement of all claims in this lawsuit.  We recorded a one-time credit of approximately $256,000 in March 2011 in discontinued operations related to this settlement due to the write-off of accrued rent.

We were a party to litigation with a former employee, for alleged breach of an employment agreement and other contract and tort claims.  On April 7, 2011, we entered into an agreement to settle this litigation pursuant to which we agreed to pay an aggregate of $125,000, partially covered by insurance, over six months and issue 50,000 shares of the our common stock valued at approximately $135,000 in full settlement of this litigation.  We recorded a one-time charge of $235,000 in March 2011 related to this settlement.

We were notified by the counsel of our former chief executive officer that he is claiming indemnification of the legal costs not reimbursed by insurance to defend him from a claim made by the Securities and Exchange Commission.  We are evaluating the claim at this time and are unable to ascertain the potential monetary impact on us.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.” These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and as filed with the Securities and Exchange Commission. The risk factors described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely affect our business, financial condition and/or operating results. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

Inuvo™, Inc. and subsidiaries (“we,” “us,” or “our”) is an Internet marketing/technology business with two segments:

●	Performance Marketing, and
●	Web Properties.

In 2011, management reorganized our operations along two new operating segments – Performance Marketing and Web Properties. Prior to 2011, our two segments were classified as Exchange and Direct segments.

The Performance Marketing segment designs, builds, implements, manages and sells the various technology platforms and services we offer. For the last 18 months, the Performance Marketing segment has executed on a technology strategy to consolidate the disparate platforms we acquired between 2002 and 2008, resulting in a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation is referred to as the Inuvo Platform. The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment. In addition to the core Inuvo Platform for advertisers and publishers, we continue to sell several legacy platforms, services or directories within the Performance Marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, we must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Web Properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising. The Web Properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests and baby product shopping. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns. In the future, we expect that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. We believe the cornerstone of our value proposition for advertisers is our ability to generate high converting and relevant leads at an attractive return on investment (“ROI”).

In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory, and strategic partners and web developers have the ability to customize implementations through an application-programming interface (“API”). We see ourselves well positioned to capitalize on market trends across online marketing channels using this platform as the foundation for entering new markets.

We believe that we are on the forefront of Internet advertising technologies for the past five years. From our click fraud technology, which has successfully proven our ability to eliminate bad traffic, to our introduction of transaction flagging, to the targeting of advertisements based on behavioral information, we have and will continue to operate our business based on the principle of quality.

We believe a very important by-product of the our business is the information produced both on the advertiser side, where we analyze what kind of products convert, and on the publisher side, where it analyzes what kind of websites consumers have interests in. This business intelligence allows for improved detection of fraudulent transactions and higher advertising response rates.

In March 2011, we completed the exit from the ValidClick AdExchange business. With this exit, we no longer support direct auctioned based cost-per-click advertisers and multi-tiered ad networks of third party websites publishers.

On May 9, 2011 we received notice from the NYSE Amex (the “Exchange”) that we were below certain of the Exchange’s continued listing standards due to stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a)(ii) of the Exchange’s Company Guide. The stockholders’ equity balance of less than $4.0 million was largely a result of; a series of impairment charges and losses from discontinued operations over the past two years, and lower Search Marketing revenue due to Yahoo!’s decision to transfer its search operations to Bing (Microsoft). The Exchange allowed us to submit a plan of compliance (the “Plan”) demonstrating our ability to regain compliance with their listing standards. We submitted such a plan to the Exchange and it was accepted by the Exchange on July 5, 2011. Our plan was to immediately raise capital sufficient to regain compliance with the Exchange’s listing standards. Secondly, we initiated an operating plan that demonstrates our ability to grow revenue and operate profitably to remain compliant with the Exchange’s listing requirement and increase shareholder value. The key points of the Plan provided to the Exchange were:

●	Raise up to $4.0 million of equity over the remainder of 2011,
●	Launch three new marketing initiatives that we believe will create positive earnings and cash flow, and
●	Maintain a cost reduction program that began in late 2010.

On June 20, 2011, we executed the first part of the Plan by raising $2.7 million in equity selling 1,350,000 shares of our common stock and warrants to purchase up to an aggregate of 675,000 shares of common stock at $2.20 per share.

The second part of the Plan, launched in the third quarter of 2011, was three marketing initiatives that we believe will enhance revenues and income in the next 12 months. Each of these initiatives requires minimal capital as they leverage our existing technology, assets and services.

BargainMatch

BargainMatch, an owned and operated website in the Web Properties segment, is our comparative shopping site that rewards consumer loyalty by providing cashback on the purchase of products. BargainMatch has an extensive panel of retailers that offer cash incentives for purchases across a large list of SKUs. Retailers determine how much they will pay for a customer purchase. We take a share of the transaction and set aside the cashback portion for customers.

We have white-labeled the BargainMatch service for use by other online websites interested in building loyalty from their visitors while simultaneously driving additional revenue. Our customers for the white-labeled service promote their version of the site to their constituents. We manage / host the solution and shares revenue from sponsored ads and the commission on product sales.

Kowabunga

Kowabunga is a daily deal program focused on rural America, a market we believe is underserved by market leaders. We have access to millions of consumers through our Search Marketing operations that are potential customers for a local deal of the day. We are partnering with a national direct marketer, which currently markets offers from hundreds of thousands of merchants in rural America. We developed the infrastructure to present daily local offers from the inventory of its partner to the consumers from our platform. The potential reach of this program is to:

●	20 million households
●	25 states covered
●	90% household penetration
●	2,500 national and local retail advertisers
●	80% markets that are home to a college/university

Kidzadu

Within our owned and operated site and other sources, we acquire more than 200,000 pre-natal name leads per month. With Kidzadu™, we created a model to identify attractive prospects from our inventory of leads. A typical middle income family will spend $12,000 in a baby’s first year. Inuvo will offer a credit line, financed by a partner who will assume the loan risk, to qualified leads, on a real time basis for use only at our online baby products store, Kidzadu™. Converting just 1,000 accounts per month can generate $1.0 million per month at a 10% operating profit.

In 2010, we continued the transformation of the Company that began in early 2009. During the second quarter of 2008, we made a decision to divest our Market Smart Advertising, Inc. (“MSA”) operations and, effective September 24, 2010, we concluded the sale of MSA. Additionally, in March 2010, due to a combination of market and strategic reasons, we decided to exit the company owned and operated negative-option marketing programs, which was part of our Direct segment following the acquisition of iLead Media, Inc. (“iLead”) in 2006. This business had historically represented as much as 20% of our historical revenue from continuing operations. In July 2010, the Board of Directors approved the plan to sell the Company’s Real Estate School Online (“RESO”) business unit and in December 2010, substantially all of the assets of RESO were sold.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table sets forth selected information concerning our results of operations for the three months ended June 30, 2011 and 2010 (unaudited and in thousands):

	Three Months Ended June 30,
	2011	2010
Net revenue	$9,213	$11,366
Cost of revenue	5,099	7,167
Gross profit	4,114	4,199
Total operating expenses	5,731	5,193
Operating loss	(1,617)	(994)
Other expenses	(214)	(152)
Net loss from continuing operations	(1,831)	(1,146)
Net income from discontinued operations	-	85
Net loss	$(1,831)	$(1,061)

Net revenues decreased 18.9% from 2010 to 2011. Though gross profit decreased 2.0% in 2011 when compared to 2010, gross margins increased nearly 8 percentage points due to revenue mix between our Performance Marketing and Web Properties segments. In the three months ended June 30, 2011, our operating expenses increased by approximately 10% over the same period in 2010 due primarily to an increase in search costs of approximately $1.4 million and a one-time fee for canceling our telemarketing services of $340,000 both of which were partially offset by decreases in compensation and selling, general and administrative expenses as management continues to manage these costs.

Our net loss from continuing operations for the three months ended June 30, 2011 increased by approximately $685,000 from the same period in 2010 due to lower gross profit and higher operating expense as a percentage of revenue as described below.

Net Revenue

Total net revenue from our Performance Marketing and Web Properties segments for the three months ended June 30, 2011 and 2010 were as follows (unaudited and in thousands ):

	Three Months Ended June 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	5,877	63.8%	8,553	75.3%	(2,676)	(31.3)%
Web Properties	3,336	36.2%	2,813	24.7%	523	18.6%
Total net revenue	9,213	100.0%	11,366	100.0%	(2,153)	(18.9)%

Net revenue in 2011 from our Performance Marketing segment decreased 31.3% for the three months ended June 30, 2011 compared to the same period of 2010 primarily due to the decrease in the number of transactions driven through third party affiliates. The Company serves hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine. For 2011, 94.3% of our net revenue in our Performance Marketing segment was attributable to this relationship as compared to 92.8% for the same period in 2010. Starting with the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from our migration to the recently launched Yahoo!-Bing platform. While we have made adjustments to adapt to this new marketplace, we continued to experience volatility in volumes and revenue through the second quarter of 2011. We are unable to ascertain at this time whether the volatility will continue for the remainder of 2011.

The increase in net revenue from our Web Properties segment of 18.6% for the three months ended June 30, 2011 compared to the same period of 2010 was primarily due to the increased traffic to our owned and operated websites. This revenue is directly attributable to the same top three search engine and comprises 77.1% and 34.9% of the revenue in the Web Properties segment in 2010 and 2011, respectively. Net revenue in the three months ended from our BabytoBee business was approximately $764,000 in 2011 as compared to approximately $1.8 million for 2010. The decrease was due primarily to a decline in revenue generated from telesales.

Since outsourcing the telesales operations in August 2010, we have not profitably operated and grown the business. In the second quarter of 2011, we decided to terminate the outsourcing agreement and no longer generate revenue and leads through the telesales process. That decision resulted in our having to pay a termination fee of $340,000 and the write-off of a $101,000 receivable from the outsourcing company associated with the sale of furniture and equipment. The termination fee was recorded in selling, general and administrative expenses and the write-off of the note receivable was recorded separately in the consolidated statements of operations for the three and six months ended June 30, 2011. We expect revenue from lead generation to decrease $150,000 per quarter, but expect operating results to improve by approximately $600,000 per quarter going forward as a result of the decreased telesales and related expenditures and the cancellation of the sub-lease agreement.

Cost of Revenue and Gross Profit

Cost of revenue as a percentage of revenue is as follows for the periods given (unaudited):

	Three Months Ended June 30,
	2011 % of Revenue	2010 % of Revenue	% Change
Affiliate expenses	48.0%	57.8%	(9.8)%
Data acquisition	6.8%	4.4%	2.4%
Merchant processing fees and product costs	0.5%	0.9%	(0.4)%
Total cost of revenue	55.3%	63.1%	(7.8)%

The lower affiliate payments as a percentage of revenue for the three months ended June 30, 2011 compared to the same period in 2010 is due to our success in driving more traffic to owned and operated websites within our Web Properties segment as opposed to third-party sites. We anticipate that these costs will continue to decrease as a percentage of revenue as we continue to focus on driving traffic to our owned and operated websites.

The increase in data acquisition costs both in real dollars and as a percentage of revenue for the three months ended June 30, 2011 compared to the same period of 2010 is due primarily to the lower call volume and overall revenue as noted above coupled with the increase in name spend during the first three months of 2011 which resulted in higher data acquisition costs. We believe these costs will increase for the next three months and decline to historical rates by the end of 2011.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to approximately 45% during 2011 from approximately 37% in 2010. This increase in margin is due primarily to higher revenue in our owned and operated websites which have higher margins. Overall, gross profit decreased approximately $85,000 the three months ended June 30, 2011 compared to the same period of 2010. We expect this rate of gross margin to continue for the remainder of 2011.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Three Months Ended June 30,
	2011 ($)	% of Gross Profit	2010 ($)	% of Gross Profit	$ Change	% Change
Performance Marketing	1,440	35.0%	1,984	47.2%	(544)	(27.4)%
Web Properties	2,674	65.0%	2,215	52.8%	459	20.7%
Total gross profit	4,114	100.0%	4,199	100.0%	(85)	(2.0)%

Gross profit in our Performance Marketing segment decreased for the three months ended June 30, 2011 compared to the same period of 2010 primarily as the result of decreased revenues. For 2011 and 2010, gross margin in our Performance Marketing segment was approximately 24.5% and 23.2%, respectively. This slight increase in the gross margin is due to the fact that the search revenue, with historically lower gross margins, decreased in the three months ended June 30, 2011 relative to the total gross profit as compared to the same period in 2010.

The increase in gross profit in our Web Properties segment for the three months ended June 30, 2011 compared to the same period of 2010 is primarily attributed to an increase in search spend driving additional revenue to our owned operated websites partially offset by the decrease in lead revenue from our Babytobee website which is due to a softening in telesales noted above. Gross margin in our Web Properties segment for 2011 and 2010 was approximately 80.1% and 78.7%, respectively. The increase in margin in the Web Properties segment is due to the increased search revenue has a higher margin than the other owned and operated generated revenue.

Operating Expenses

Operating expenses were as follows (unaudited and in thousands):

	Three Months Ended June 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Search costs	2,297	24.9%	861	7.6%	1,436	1.7Times
Compensation and telemarketing	2,336	25.4%	2,453	21.6%	(117)	(4.8)%
Selling, general and administrative	1,098	11.9%	1,879	16.5%	(781)	(41.6)%
Total other operating expenses	5,731	62.2%	5,193	45.7%	538	10.4%

The increase in search costs is a result of our strategic initiative to drive revenue-generating traffic to our owned and operated web sites as noted above. We believe that search costs will stay at or below current levels for the remainder of 2011 while we adjust to the Yahoo!-Bing marketplace.

The decrease in compensation and telemarketing costs of approximately $117,000 for the three months ended June 30, 2011 compared to the same period of 2010 is primarily due to a decrease in payroll and related expenses of approximately $472,000 due to the reduction in personnel over the past year. However, we did experience an increase in stock based compensation of approximately $127,000 due to an incentive our executive officers and certain of our senior management and our board of directors for accepting a deferral of their compensation. This overall decrease in payroll and related expenses was partially offset by an increase in telemarketing costs of approximately $355,000 most of which is due to the $340,000 cancellation fee paid to the telesales outsourcing company in June 2011 (see Note 1 to Notes to Consolidated Financial Statements). We anticipate that these costs will decline in the coming months due to the reduction of our deferred compensation plan and the cancellation of our telemarketing contract.

The decrease in selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 compared to the same period of 2010 is due primarily to an overall decrease of approximately $363,000 in depreciation and amortization expense due to the completion of amortization on most of the intangible assets in late 2010 and a number of our older assets being fully depreciated; an $18,000 decline in net rent expense due to the sublease of a portion of our corporate headquarters; and additional reductions in SG&A costs of approximately $400,000 as management initiated overall cost reduction measures in 2010 and into 2011 to increase operating margins.

Our operating expenses by segment were as follows (unaudited and in thousands):

	Three Months Ended June 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	610	6.6%	610	5.4%	-	-
Web Properties	3,884	42.2%	2,026	17.8%	1,858	91.7%
Corporate	1,237	13.4%	2,557	22.5%	(1,320)	(51.6)%

The stabilization of costs in our Performance Marketing segment is due to an increase in depreciation and computer software supplies of approximately $132,000 for the three months ended June 30, 2011 compared to the same period of 2010 is due to the realignment of our depreciable assets and related costs. Additionally, this was offset by decreases in payroll and related expenses of approximately $20,000 due to a decrease in personnel, and a general decrease in all other SG&A expenses of approximately $112,000 as management initiated cost reduction measures to increase operating margins.

The increase in operating expenses in our Web Properties segment was primarily attributed to the increase in search spend of $1.4 million in the three months ended June 30, 2011 compared to the same period in 2010. This increase is a result of our strategic initiative to drive revenue generating traffic to our owned and operated web sites. Additionally, we had a decrease in depreciation and amortization of approximately $64,000 due to the completion of amortizing on many of the intangibles in late 2010. The remainder of the decrease is due to cost cutting initiatives begun in 2010.

The reduction of $1.3 million in our corporate operating expenses is due to a reduction in overall corporate expenses, principally in payroll and related expenditures of approximately $403,000; a reduction of bad debt expense of approximately $191,000 due to better collections and management of accounts receivable; $90,000 in legal fees; amortization of $155,000 and a reduction of other costs of approximately $481,000 as management initiated various cost cutting measures focusing on operating margins over the past year.

We expect that the trends in our operating segments will remain at the same historical levels as a percentage of revenue in 2011 and that our corporate expenses will decrease as a percentage of revenues as we continue to manage costs and create economies of scale with our corporate costs.

Other Income (Expense)

Interest expense, which is related to our borrowings from Bridge Bank N.A. (“Bridge Bank”) and Wachovia Bank, N.A. (“Wachovia”), decreased by approximately $35,000 or 23.1% during the three months ended June 30, 2011 as compared to the same period in 2010. This decrease in interest expense reflects a decrease in interest rates from the new agreement with Bridge Bank and the reduction of our overall debt levels which is due to the reduction of our availability pursuant to the terms of our Agreement with Bridge Bank.

The loss on write-off of note receivable of approximately $101,000 resulted from the cancelation of our call center contract.

Income (Loss) From Discontinued Operations, Net of Tax Expense

In the three months ended June 30, 2011, we had no income from discontinued operations. As of December 31, 2010, we completed the sale of all of our discontinued operations.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table sets forth selected information concerning our results of operations for the six months ended June 30, 2011 and 2010 (unaudited and in thousands):

	Six Months Ended June 30,
	2011	2010
Net revenue	$21,007	$20,704
Cost of revenue	11,471	12,945
Gross profit	9,536	7,759
Total operating expenses	12,332	10,559
Operating loss	(2,796)	(2,800)
Other expenses	(686)	(312)
Loss from continuing operations	(3,482)	(3,112)
Income from discontinued operations	258	1,020
Net loss	$(3,224)	$(2,092)

Net revenues increased 1.5% for the six months ended June 30, 2011 compared to the same period of 2010. Though gross profit increased 22.9% in 2011 when compared to 2010, gross margins also increased nearly 8 percentage points. The gross profit and gross margin increases in 2011 when compared to 2010 reflects the increase in revenues from our Web Properties segment largely driven by more traffic through our owned and operated websites. In the six months ended June 30, 2011, our operating expenses increased by approximately $1.8 million over the same period in 2010 due primarily to an increase in search spend of approximately $3.4 million partially offset by decreases in compensation and selling, general and administrative expenses as management continues to manage these costs.

Our net loss from continuing operations for the six months ended June 30, 2011 increased by approximately $370,000 from the same period in 2010 due to higher operating expenses driven primarily by a one-time contract cancelation fee of $340,000 with our outsourced telemarketing company as described above.

Net Revenue

Total net revenue from our Performance Marketing and Web Properties segments for the six months ended June 30, 2011 and 2010 were as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	13,375	63.7%	15,387	74.3%	(2,012)	(13.1)%
Web Properties	7,632	36.3%	5,317	25.7%	2,315	43.5%
Total net revenue	21,007	100.0%	20,704	100.0%	303	1.5%

Net revenue for the six months ended June 30, 2011 from our Performance Marketing segment decreased 13.1% over the same period of 2010 primarily due to the number of transactions driven through third party affiliates. The Company serves hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine. For the six months ended June 30, 2011, 94.5% of our net revenue in our Performance Marketing segment was attributable to this relationship as compared to 93.1% for the same period in 2010. During the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform.

While we have made adjustments to adapt to this new marketplace, we continued to experience volatility in volumes and revenue through the second quarter of 2011. We are unable to ascertain at this time whether the volatility will continue for the remainder of 2011.

The increase in net revenue from our Web Properties segment of 43.5% for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the increased traffic to our owned and operated websites. This revenue is directly attributable to the same top three search engine and comprises 69.7% and 29.6% of the revenue in the Web Properties segment in 2011 and 2010, respectively. Net revenue from our BabytoBee business was approximately $2.3 million for the six months ended June 30, 2011 as compared to approximately $3.7 million for the same period of 2010. The decrease was due primarily to a decline in revenue generated from telesales. In June 2011, we cancelled the contract of our telemarketing company as described above. We expect revenue from lead generation to decrease $150,000 per quarter, but expect operating results to improve by approximately $600,000 per quarter going forward as a result of the decreased telesales and related expenditures.

We believe that the revenue trends described above for the segments will continue as we focus our marketing to our owned and operated websites.

Cost of Revenue and Gross Profit

Cost of revenue as a percentage of revenue is as follows for the periods given (unaudited):

	Six Months Ended June 30,
	2011 % of Revenue	2010 % of Revenue	% Change
Affiliate expenses	48.4%	56.6%	(8.2)%
Data acquisition	5.7%	4.8%	0.9%
Merchant processing fees and product costs	0.5%	1.1%	(0.6)%
Total cost of revenue	54.6%	62.5%	(7.9)%

The lower affiliate payments for the six months ended June 30, 2011 as a percentage of revenue compared to the same period in 2010 is due to driving more traffic to owned and operated websites within our Web Properties segment as opposed to third-party sites. We anticipate that these costs will continue to decrease as a percentage of revenue as we focus on driving traffic to our owned and operated websites.

The increase in data acquisition costs both in real dollars and as a percentage of revenue in 2011 compared to 2010 is due primarily to lower call volume and overall revenue as noted above coupled with the increase in name spend during the first six months of 2011 which resulted in higher data acquisition costs. We believe these costs will increase for the next three months and decline to historical rates by the end of 2011.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to approximately 45% during the six months ended June 30, 2011 from approximately 38% for the same period of 2010. This increase in margin is due primarily to higher revenue in our owned and operated websites where the revenue is driven through the increase in search costs included in SG&A. Overall, gross profit increased approximately $1.8 million in 2011 from 2010.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Six Months Ended June 30,
	2011 ($)	% of Gross Profit	2010 ($)	% of Gross Profit	$ Change	% Change
Performance Marketing	3,189	33.4%	3,644	47.0%	(455)	(12.5)%
Web Properties	6,347	66.6%	4,115	53.0%	2,232	54.2%
Total gross profit	9,536	100.0%	7,759	100.0%	1,777	22.9%

Gross profit in our Performance Marketing segment decreased in 2011 from 2010 primarily as the result of decreased revenues. For the six months ended June 30, 2011 and 2010, gross margin in our Performance Marketing segment was approximately 23.8% and 23.7%, respectively. This slight increase in the gross margin is due to the fact that the search revenue, with historically lower gross margins, decreased in the six months ended June 30, 2011 relative to the total gross profit as compared to the same period in 2010.

The increase in gross profit in our Web Properties segment during the six months ended June 30, 2011 compared to the same period of 2010 is primarily attributed to an increase in search spend driving additional revenue to our owned operated websites partially offset by the decrease in lead revenue from our Babytobee website which is due to a softening in telesales described above. Gross margin in our Web Properties segment for 2011 and 2010 was approximately 83.2% and 77.4%, respectively. The increase in margin in the Web Properties segment is due to the relatively fixed nature of our direct costs in our BabytoBee business.

Operating Expenses

Operating expenses were as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Search costs	4,790	22.8%	1,354	6.5%	3,436	2.5 Times
Compensation and telemarketing	5,011	23.9%	5,283	25.6%	(272)	(5.1)%
Selling, general and administrative	2,531	12.0%	3,923	18.9%	(1,392)	(35.5)%
Total other operating expenses	12,332	58.7%	10,560	51.0%	1,772	16.8%

This increase in search costs is a result of our strategic initiative to drive revenue-generating traffic to our owned and operated web sites as noted above. We believe that search costs will stay at or below current levels for the remainder of 2011 while we adjust to the Yahoo!-Bing marketplace.

The decrease in compensation and telemarketing costs for the six months ended June 30, 2011 compared to the same period of 2010 of approximately $272,000 is due to an increase in telemarketing costs of approximately $401,000 due primarily to a one-time contract cancellation fee to our outsourced telemarketing company of $340,000 (see Note 1 to Notes to Consolidated Financial Statements); and an increase in stock based compensation of approximately $643,000 due to an incentive to our executive officers and certain of our senior management for accepting a deferral of their compensation. These increases were offset by decreases in other payroll and related costs of approximately $1.0 million which is a result of management focusing on improving operating margins as we focus on our core business segments. We anticipate that these costs will decline in the coming months due to the reduction of our deferred compensation plan and the cancellation of our telemarketing contract. The remaining decrease is due to cost cutting initiatives begun in 2010.

The decrease in SG&A expenses for the six months ended June 30, 2011 compared to the same period of 2010 is due primarily to an overall decrease of approximately $642,000 in depreciation and amortization expense due to the completion of amortization on most of the intangible assets in late 2010 and a number of our older assets being fully depreciated; a $63,000 decline in net rent expense due to the sublease of a portion of our corporate headquarters; and additional reductions in SG&A costs of approximately $687,000 as management initiated overall cost reduction measures in 2010 and into 2011 to increase operating margins.

Our operating expenses by segment were as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	1,344	6.4%	1,465	7.1%	(121)	(8.3)%
Web Properties	7,783	37.0%	4,149	20.0%	3,634	87.6%
Corporate	3,205	15.3%	4,946	23.9%	(1,741)	(35.2)%

The decrease of operating expenses in our Performance Marketing segment for the six months ended June 30, 2011 compared to the same period of 2010 is primarily attributed to a decrease in depreciation and amortization expense of approximately $33,000 due to the realignment of our depreciable assets. The remainder of the decrease is due to various cost cutting measures as management focuses on operating margins including a decrease in payroll and related costs of approximately $70,000. The remaining decrease is due to cost cutting initiatives begun in 2010.

The increase in operating expenses in our Web Properties segment for the six months ended June 30, 2011 compared to the same period of 2010 is primarily attributed to the increase in search costs of $3.4 million in the six months ended June 30, 2011 compared to the same period in 2010. This increase is a result of our strategic initiative to drive revenue generating traffic to our owned and operated web sites.

The reduction of $1.7 million in our corporate operating expenses for the six months ended June 30, 2011 compared to the same period of 2010 is due to a reduction in overall corporate expenses, principally in payroll and related expenditures of $230,000, rent of approximately $176,000, bad debt of approximately $272,000 due to better collection and management of receivables and $1.0 million of various other costs as management initiated various cost cutting measures focusing on operating margins over the past year.

We expect that the trends in our operating segments will remain at the same historical levels as a percentage of revenue in 2011 and that our corporate expenses will decrease as a percentage of revenues as we continue to manage costs and create economies of scale with our corporate costs.

Other Income (Expense)

Interest expense, which is related to our borrowings from Bridge Bank and Wachovia, decreased by approximately $96,000 or 30.9% during the first six months of 2011 as compared to the same period of 2010. This decrease in interest expense reflects a decrease in interest rates from the new agreement with Bridge Bank and our reduced debt levels which is due to the reduction of our availability pursuant to the terms of our Agreement with Bridge Bank.

The charge to litigation settlements of approximately $375,000 was due to settlements with two former employees as noted in Note 14 of the notes to consolidated financial statements located elsewhere in this Form-10Q.

The loss on write-off of note receivable of approximately $101,000 resulted from the cancelation of our call center contract.

Income (Loss) from Discontinued Operations, Net of Tax Expense

In the six months ended June 30, 2010, we had income from discontinued operations of approximately $1.0 million. This income was generated by iLead, MSA and RESO and reflects their operating performance prior to the sale of these businesses.

The income from discontinued operations for the six months ended June 30, 2011 was approximately $257,000 and is attributed to the write-off of an accrued rent liability due to the settlement of the lease litigation related to MSA.

As of December 31, 2010, we had completed the sale of all of our discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. At June 30, 2011 and December 31, 2010, we had working capital deficits of approximately $1.4 million and $4.3 million, respectively. Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

On February 15, 2011, the Company entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank. This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia that was scheduled to expire in March 2011. The Bridge Bank credit facility allows the Company to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice. In addition, the Bridge Bank facility provides an additional term note payable of $475,000 to collateralize a stand-by letter of credit required by the Company’s corporate headquarters lease. The stand-by letter of credit requirement will be reduced to $225,000 in August 2011 at which time the term note can be drawn for $250,000. The $475,000 of proceeds from the term note payable was included in restricted cash as of June 30, 2011. Under the terms of the Agreement, the Company must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of the Company’s accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period. As of June 30, 2011, there was approximately $2,759,000 outstanding under the revolving credit facility and there was no availability under the Agreement.

On June 2, 2011, we entered into a Business Financing Modification Agreement with Bridge Bank effective May 25, 2011 pursuant to which $1.0 million of the revolving line of credit was converted to a nonformula sublimit of availability that would mature in 240 days. In order to secure this additional availability, Mr. Charles D. Morgan, a member of our board of directors, provided a backup letter of credit to Bridge Bank in the amount of $1 million. We drew down on this additional availability in June 2011 and used it for our working capital needs. It was fully repaid on June 23, 2011 using a portion of the proceeds of our equity capital raise. We are in the process of terminating the agreement with Mr. Morgan.

As of June 30, 2011, we were not in compliance with the covenant to maintain an operating profit of not less than $100,000 required by the Agreement, primarily as a result of the one-time payment of a $340,000 termination fee described earlier in this section. We have received a waiver from Bridge Bank for non-compliance with the covenant for the months ending June 30, 2011, July 31, 2011 and August 31, 2011.

While we do not have any commitments for capital expenditures which come due within the next 12 months, our liquidity has been negatively affected beginning in the fourth quarter of 2010, as a result of a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. The Company has made adjustments to adapt to this new marketplace, but we continue to experience decreases in revenue from this business and we expect that the volatility may continue over the ensuing months. In response, we implemented a cost reduction plan during the first quarter of 2011 to offset the lost business which included a reduction in employees and related expenses which resulted in monthly savings of $107,000 beginning in February 2011. We have also delayed payments to publishers and vendors in the management of our cash flows. Extending these payments may affect the decision of publishers and vendors to do business with Inuvo.

Additionally in the first half of 2011, our directors, executive officers and certain of our senior management agreed to a deferral of cash compensation in an effort to assist us to better manage our liquidity. Furthermore, in the first quarter of 2011, we favorably renegotiated the outsourced call center contract reducing the monthly cost outlay of over $100,000 monthly and in the second quarter we decided to terminate the outsourcing agreement. The result of that decision resulted in a one-time termination fee of $340,000 and the forgiveness of the remainder of a note receivable associated with the sale of furniture and equipment. We expect net improved cash flows of $150,000 per month.

On May 9, 2011, the NYSE AMEX Exchange (the “Exchange”) informed us that we were not in compliance with the Section 1003(a)(ii) of the NYSE AMEX Company Guide, specifically due to stockholders’ equity being less than $4.0 million and losses from continuing operations and net losses in three of the four most recent fiscal years. The Exchange gave us the opportunity to submit a plan of compliance for their review. We submitted a comprehensive plan to regain compliance and on July 5, 2011, we were notified by the Exchange that we had made a reasonable demonstration of our ability to regain compliance with the continued listing standards by December 8, 2012. The Exchange continued the listing of our common stock subject to certain conditions, including the requirement to provide updates on our progress. If we do not regain compliance with the continued listing standards by December 8, 2012, subject to our continued progress in accordance with the plan we submitted, our common stock will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Company Guide.

The first part of the plan called for us to raise equity. On June 20, 2011, we completed that activity by raising $2.7 million from 17 investors and affiliates. The equity raise was for the sale of 1,350,000 shares of our common stock, together with immediately exercisable five year warrants to purchase up to an aggregate of 675,000 shares of common stock, resulting in gross proceeds to us of $2,700,000. Each warrant entitles the investor to purchase 0.50 shares of our common stock for every share of common stock purchased by such investor in the offering. The purchase price for each share of common stock and the related warrants is $2.00. Each warrant has an exercise price of $2.20 per share which is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. A portion of the proceeds from the sale the common stock were used to repay the $1.0 million non-formula revolving line of credit secured by Mr. Morgan as noted above.

While at June 30, 2011 our stockholders’ equity exceeded the minimum $4.0 million required by the Exchange for the continued listing of our common stock, we expect that losses in future periods in 2011 will reduce the amount below that threshold. As part of the plan, we may raise additional capital; launch new products and services that better monetize our lead buying and increase revenues and operating profits; and will continue with additional cost reductions.

We believe with the execution of the plan filed with the Exchange and the steps taken to reduce costs, along with the new bank facility and the raising of equity capital, will provide sufficient cash for the next twelve months.

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

Cash flows

Net cash provided by operating activities for the six months ended June 30, 2011 totaled approximately $78,000 compared to net cash used in operations of approximately $36,000 during the same period in 2010. Other than depreciation and amortization, the net cash provided by operating activities for the six months ended June 30, 2011 was primarily due to a decrease in accounts receivable of approximately $1.2 million and deferred stock compensation of $319,000. These items were offset by a decrease in accounts payable and accrued expenses of approximately $1.2 million. In the six months ended June 30, 2010, the cash used in operating activities were primarily due from the results of our operations coupled with an increase in accounts payable of approximately $1.2 million partially offset by increases in accounts receivable of $1.0 million and a decrease in accrued expenses of $0.5 million. Additionally, cash flows from operations for the six months ended June 30, 2010 were negatively impacted by the results of discontinued operations of approximately $780,000 as we were in the processes of selling or ceasing operations on three of our businesses.

Net cash used in investing activities for the six months ended June 30, 2011 of $1.8 million was primarily due to the purchase of names database of $1.5 million and $245,000 of equipment purchases and software development. Net cash used in investing activities for the six months ended June 30, 2010 of $1.5 million was primarily due to the purchase of names database for approximately $1.0 million and the $483,000 of equipment purchases and software capitalization.

Net cash provided by financing activities during the six months ended June 30, 2011 was $3.5 million and resulted primarily from the proceeds from the sale of our common stock of $2.7 million and from the net advances under our bank term note and credit facility offset by payments on our capital leases. Net cash used in financing activities during the six months ended June 30, 2010 was approximately $2.0 million and resulted from the net payments under our bank term note and credit facility and capital leases.

Off Balance Sheet Arrangements

As of June 30, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are deficient in the continued listing standards of NYSE Amex and there are no assurances we will be able to regain compliance within the timeframe permitted by the exchange. In May 2011, we were notified by NYSE Regulation that we are below certain of the NYSE Amex’s continued listing standards due to stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a)(ii) of the NYSE Amex’s Company Guide. We were afforded the opportunity to submit a plan of compliance to the exchange by June 8, 2011 that demonstrated our ability to regain compliance with Section 1003(a)(ii) of the Company Guide within a maximum of 18 months from the submission of the plan. Following the timely submission of our plan of compliance, on July 6, 2011 we were notified by the exchange that we had made a reasonable demonstration of our ability to regain compliance with the continued listing standards by December 8, 2012. The exchange continued the listing of our common stock is subject to certain conditions, including the requirement to provide updates on our progress. If we do not regain compliance with the continued listing standards by December 8, 2012, subject to our continued progress in accordance with the plan we submitted, our common stock will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Company Guide. In that event, it is likely that our common stock would be quoted in the over the counter market on the OTC Bulletin Board. The loss of our exchange listing will adversely impact the future liquidity of our common stock and may make it more difficult for our stockholders to resell those shares.

Additional risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)

31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer

32.1	Section 1350certification of Chief Executive Officer

32.2	Section 1350certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: August 10, 2011	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

Date: August 10, 2011	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer