Form 10-Q
period 2011-09-30
INUVO, INC.
filed 2011-11-10
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding at October 9, 2011
Common Stock	10,035,791

INUVO, INC.
FORM 10-Q
Quarter Ended September 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our ability to obtain stockholder approval and close the Agreement and Plan of Reorganization with Vertro, Inc,
●	our history of losses,
●	our ability to raise capital as necessary and pay our operating expenses,
●	our ability to meet our plan to regain compliance with the continued listing standards of the NYSEAMEX LLC and retain the listing of our common stock on that exchange,
●	risks frequently encountered by Internet marketing and advertising companies,
●	the adverse effect of search engine industry consolidation and alliances,
●	our ability to expand our relationships with other Internet media content, advertising and product providers,
●	the terms of our bank loan agreements,
●	our dependence upon a significant portion of our revenues from a single customer,
●	our ability to effectively compete,
●	the impact of increasing government regulations and consumer protection laws on our business model,
●	our need to keep pace with changes in technology,
●	the possible interruption of our services and our reliance on third-party providers,
●	our dependence on credit card processing companies and the risks of increasing fees,
●	the risks related to credit card fraud,
●	risk associated with litigation,
●	liabilities associated with information we retrieve from our websites,
●	the impact of natural disasters on our ability to operate,
●	any failure on our part to adequately protect personal information,
●	possible security breaches and computer viruses,
●	our reliance on our executive officers and key personnel,
●	discounts offered to advertisers by upstream advertising networks,
●	the impact of “spam,” and
●	the impact of our quarterly operating results on our stock price.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets:
Cash	$1,160,180	$118,561
Restricted cash	475,410	140,493
Accounts receivable, net of allowance for doubtful accounts of $440,101 and $450,634, respectively	2,872,463	4,500,894
Unbilled revenue	35,862	59,881
Prepaid expenses and other current assets	306,823	463,958
Current assets of discontinued operations	50,000	50,000
Total current assets	4,900,738	5,333,787

Property and equipment, net	1,917,156	2,749,098
Other assets:
Goodwill	3,351,405	3,351,405
Intangible assets	2,636,332	2,511,918
Other assets	2,243	79,324
Total other assets	5,989,980	5,942,647
Total assets	$12,807,874	$14,025,532

Liabilities and stockholders’ equity:
Current liabilities:
Term and credit note payable – current portion	$757,000	$1,850,000
Accounts payable	4,133,392	5,479,796
Deferred revenue	18,083	19,921
Deferred compensation	736,387	-
Accrued expenses and other current liabilities	1,243,287	1,599,625
Current liabilities of discontinued operations	220,000	712,024
Total current liabilities	7,108,149	9,661,366

Long-term liabilities:
Term and credit note payable – long-term	2,250,000	-
Other long-term liabilities	309,183	356,509
Total liabilities	9,667,332	10,017,875

Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares — 500,000 — none issued or outstanding	-	-
Common stock, $.001 par value:
Authorized shares, 20,000,000, issued shares 10,422,618 and 9,110,486, respectively
Outstanding shares — 10,035,791 and 8,558,790, respectively	10,422	9,110
Additional paid in capital	114,863,767	111,766,319
Accumulated deficit	(110,264,043)	(105,671,666)
Treasury stock – 386,827 and 551,696 shares, respectively	(1,469,604)	(2,096,106)
Total stockholders’ equity	3,140,542	4,007,657
Total liabilities and stockholders’ equity	$12,807,874	$14,025,532

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$8,203,116	$14,270,285	$29,209,646	$34,974,369
Cost of revenue:
Affiliate expenses	3,922,166	7,861,565	14,090,378	19,572,820
Data acquisition	660,738	564,724	1,859,999	1,739,497
Merchant processing fees and product costs	53,004	27,845	155,810	86,520
Cost of revenue	4,635,908	8,454,134	16,106,187	21,398,837
Gross profit	3,567,208	5,816,151	13,103,459	13,575,532
Operating expenses:
Search costs	1,959,042	1,705,124	6,749,115	3,059,407
Compensation and telemarketing	1,481,007	2,525,672	6,367,437	7,808,735
Selling, general and administrative	1,363,385	1,785,609	4,018,959	5,707,928
Total operating expenses	4,803,434	6,016,405	17,135,511	16,576,070
Operating loss	(1,236,226)	(200,254)	(4,032,052)	(3,000,538)
Other income (expenses):
Litigation Settlements	-	-	(374,800)	-
Write-down of note receivable and capitalized development costs	(78,361)	-	(179,106)	-
Other income	-	13,134	-	13.134
Interest expense, net	(53,169)	(133,257)	(263,437)	(444,023)
Other expenses, net	(131,530)	(120,123)	(817,343)	(430,889)
Loss from continuing operations before taxes	(1,367,756)	(320,377)	(4,849,395)	(3,431,427)
Income tax expense	(141)	(1,760)	(141)	(2,642)
Net loss from continuing operations	(1,367,897)	(322,137)	(4,849,536)	(3,434,069)
Net (loss) income from discontinued operations	-	(1,910,302)	257,136	(890,252)
Net loss	$(1,367,897)	$(2,232,439)	$(4,592,400)	$(4,324,321)

Per common share data:
Basic and diluted:
Net loss from continuing operations	$(0.14)	$(0.04)	$(0.53)	$(0.40)
Net (loss) income from discontinued operations	(0.00)	(0.22)	0.03	(0.11)
Net loss	$(0.14)	$(0.26)	$(0.50)	$(0.51)
Weighted average shares (Basic and diluted)
	10,035,791	8,521,780	9,137,659	8,475,377

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities:
Net loss	$(4,592,400)	$(4,324,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,203,147	3,782,870
Provision for doubtful accounts	45,520	427,000
Write-down of note receivable	100,745	-
Write-down of capitalized development costs	78,361	-
Deferred compensation	368,193	-
Stock based compensation	1,092,282	579,416
Change in operating assets and liabilities:
Restricted cash	140,083	467,627
Accounts receivable	1,582,911	(1,456,157)
Prepaid expenses and other assets	157,490	(22,576)
Accounts payable	(1,346,404)	1,215,156
Deferred revenue	(1,838)	(64,354)
Other accrued expenses and current liabilities	(43,951)	45,279
Net cash provided by operating activities – continuing operations	784,139	649,940
Net cash used in operating activities – discontinued operations	(376,424)	1,236,070
Net cash provided by operating activities	407,715	1,886,010

Investing activities:
Purchases of equipment and capitalized development costs	(430,610)	(674,671)
Purchase of names database	(2,143,370)	(1,377,151)
Proceeds from sale of discontinued operations	-	247,147
Net cash used in investing activities	(2,573,980)	(1,804,675)

Financing activities:
Proceeds from sale of common stock, net	2,635,796	-
Principal payments made on term note payable	-	(2,240,200)
Advances from credit note payable	4,631,144	25,142,000
Payments on credit note payable and capital leases	(4,059,056)	(26,182,000)
Net cash provided by (used in) financing activities	3,207,884	(3,280,200)
Net change – cash	1,041,619	(3,198,865)
Cash, beginning of period	118,561	4,843,128
Cash, end of period	$1,160,180	$1,644,263

Supplemental information:
Interest paid	$312,912	$428,987
Non-cash investing and financing activities:
Equipment under capital leases	$-	$19,236
Furniture and fixtures sold under notes receivable	$-	$140,472
MSA assets sold under notes receivable	$-	$766,636
Restricted advances on term-note payable	$475,000	$-
Payment of litigation settlements with common stock	$365,400	$-
Retirement of 164,869 shares of treasury stock	$626,502	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
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

The Performance Marketing segment designs, builds, implements, manages and sells the various technology platforms and services we offer.  For the last 24 months, the Performance Marketing segment has executed on a technology strategy to consolidate the disparate platforms we acquired between 2002 and 2008, resulting in a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation is referred to as the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment.  In addition to the core Inuvo Platform for advertisers and publishers, we continue to sell several legacy platforms, services or directories within the Performance Marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, we must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Web Properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising.  The Web Properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns.  In the future, we expect that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform.

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

In March 2011, we completed the exit from the ValidClick AdExchange business. With this exit, we no longer support direct auctioned based cost-per-click advertisers and multi-tiered ad networks of third party website publishers.

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

The second part of the plan included three new marketing initiatives. Each of these initiatives required minimal capital as they leveraged Inuvo’s existing technology, assets and services.  These initiatives included:

●           BargainMatch.  BargainMatch, an owned and operated website in the Web Properties segment, is Inuvo’s comparative shopping site that rewards consumer loyalty by providing cash back on the purchase of products.  BargainMatch has an extensive panel of retailers that offer cash incentives for purchases across a large list of SKUs. Retailers determine how much they will pay for a customer purchase.  Inuvo takes a share of the transaction and set aside the cash back portion for customers.  Inuvo has white-labeled the BargainMatch service for use by other online websites interested in building loyalty from their visitors while simultaneously driving additional revenue.  Inuvo’s customers for the white-labeled service promote their version of the site to their constituents.  Inuvo manages and hosts the solution and shares revenue from sponsored ads and the commission on product sales. BargainMatch was launched in the third quarter of 2011.

●           Kowabunga.  Kowabunga is a daily deal program focused on rural America, a market Inuvo believe is underserved by market leaders. Inuvo has access to millions of consumers through its search marketing operations that are potential customers for a local deal of the day.  Inuvo is partnering with a national direct marketer, which currently markets offers from hundreds of thousands of merchants in rural America. Inuvo has developed the infrastructure to present daily local offers from the inventory of its partner to the consumers from the Inuvo Platform.  Inuvo believes that the potential reach of this program is to 20 million households in 25 states, with a potential for 90% household penetration, 2,500 national and local retail advertisers, and 80% of these markets that are home to a college or university.  Kowabunga was launched in the third quarter of 2011.

●           Kidzadu.  Within Inuvo’s owned and operated sites and other sources, Inuvo acquires more than 200,000 pre-natal name leads per month.  With Kidzadu™, Inuvo created a model to identify attractive prospects from its inventory of leads. A typical middle income family will spend $12,000 in a baby’s first year. Inuvo will offer a credit line, financed by a partner who will assume the loan risk, to qualified leads, on a real time basis for use only at Inuvo’s online baby products store, Kidzadu™. Kidzadu was launched in the second quarter of 2011, however, the initial consumer acceptance of the model was lower than expected.  As a result of the disappointing initial results, as well as difficulties fully integrating the finance partner’s services, in the third quarter of 2011 Inuvo delayed any further efforts on this initiative.

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

In September 2011, in order to further reduce our operating costs, we eliminated 16 full time positions and six part-time positions.  The effect of this reduction in personnel is approximately $1.1 million annually.

On October 16, 2011, we signed an Agreement and Plan of Merger with Vertro, Inc. (“Vertro”).  The Agreement calls for us to acquire all of the outstanding stock of Vertro in exchange for our common stock.  The closing of the merger is conditioned upon, among other things, approval of the holders of a majority of our stockholders, the approval of the holders of a majority of the Vertro stockholders, the approval of the listing of the shares to be issued on the NYSE Amex, receipt of financing from Bridge Bank, N.A. or acceptable alternative financing and customary closing conditions.  Subject to the satisfaction of these conditions, we anticipate that the merger will close in the fourth quarter of 2011 or the first quarter of 2012. The companies, once combined, have an opportunity to capitalize on the Vertro distribution channels with the advertising sources of the Inuvo platform.  Expected benefits of the merger include diversification of suppliers and revenue streams, lower operating costs and a combined expertise in search to create revenue opportunities and lower advertising buying costs.

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

We believe the execution of the Plan filed with the Exchange,  the reduction of costs, along with the new bank facility and  raising equity capital, may provide sufficient cash for the next twelve months.  If our search operations continue to weaken or if any of the ongoing litigation or claims made against us result in an unfavorable judgment or settlement, we may not have adequate cash in order to operate.

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

The accompanying unaudited interim consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010, as amended, and filed with the SEC. The interim consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

Reclassifications

Certain prior period amounts are reclassified to conform to the current presentation of discontinued operations related to RESO as the results of RESO were previously included as part of continuing operations for the three and nine months ended September 30, 2010.  Additionally, we have reclassified amounts to conform to the presentation of our new segments.

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

At September 30, 2011, we had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $2.2 million or 66.1% of gross accounts receivable at September 30, 2011 and approximately $3.0 million or 60.0% of gross accounts receivable at December 31, 2010. This same customer contributed approximately $7.3 million or 88.8% of total net revenue from continuing operations for the three months ended September 30, 2011 and approximately $11.9 million or 83.6% of total net revenue from continuing operations for the three months ended September 30, 2010.   Additionally, this customer contributed approximately $25.2 million or 86.4% of total net revenue from continuing operations for the nine months ended September 30, 2011 and approximately $27.7 million or 79.2% of total net revenue from continuing operations for the nine months ended September 30, 2010.

Note 2 – Property and Equipment

The net carrying value of property and equipment consisted of the following as of:

	September 30, 2011	December 31, 2010

Furniture and fixtures	$427,121	$427,121
Equipment	3,058,307	3,078,393
Software	5,851,825	5,514,375
Leasehold improvements	321,873	321,873
Subtotal	9,659,126	9,341,762
Less: accumulated depreciation and amortization	(7,741,970)	(6,592,664)
Net property and equipment from continuing operations	$1,917,156	$2,749,098

Depreciation expense for the three months ended September 30, 2011 and 2010 was approximately $379,000 and $455,000, respectively.  Additionally, depreciation expense for the nine months ended September 30, 2011 and 2010 was approximately $1,184,000 and $1,390,000, respectively.  Depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Note 3 – Goodwill and Intangible Assets

The following is a schedule of our intangible assets from continuing operations as of September 30, 2011:

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value

Names database (1)	1-2 Years	$15,706,427	$(13,460,095)	$2,246,332
Customer lists	5 Years	3,500,000	(3,500,000)	-
Exclusivity agreement	1 Year	150,000	(150,000)	-
Tradenames (2)	-	390,000	-	390,000
Total intangible assets		$19,746,427	$(17,110,095)	$2,636,332
Goodwill		$3,351,405	$-	$3,351,405

(1)
Amortization of our Names Database for the three months ended September 30, 2011 and 2010 was approximately $661,000 and $489,000, respectively.  Additionally, amortization of our Names Database for the nine months ended September 30, 2011 and 2010 was approximately $1,860,000 and $1,486,000, respectively.

(2)	We do not amortize the carrying value of our Tradenames.

Our amortization expense over the next five years as of September 30, 2011 is as follows:

2011	$634,041
2012	1,370,887
2013	241,404
2014	-
2015	-
Total	$2,246,332

Note 4 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2011	December 31, 2010
	(unaudited)
Accrued expenses	$671,078	$748,515
Accrued search costs	429,283	697,510
Accrued affiliate expenses	1,909	11,949
Accrued payroll and bonus liabilities	71,392	13,927
Capital leases – current portion	69,625	127,724
Total	$1,243,287	$1,599,625

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	September 30, 2011	December 31, 2010
	(unaudited)
Deferred rent	$285,710	$285,153
Capital lease – less current portion	23,473	71,356
Total	$309,183	$356,509

Note 6 – Term and Credit Note Payable

On February 15, 2011, we entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows us to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term note payable of $475,000 to collateralize a stand-by letter of credit required by our corporate headquarters lease.  The $475,000 of proceeds from the term note payable is included in restricted cash as of September 30, 2011. Under the terms of the Agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee of $800, a fee-in-lieu-of-warrant of $21,250 and a non-formula facility fee of $4,750.  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) are due monthly.  The Prime Rate was 3.25% at September 30, 2011.  As of September 30, 2011, there was $2,532,000 outstanding under the revolving credit facility and there was no additional availability under the Agreement.

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

At June 30, 2011, we were not in compliance with the covenant to maintain an operating profit of not less than $100,000 (see above) required by the Bridge Bank credit facility primarily due to a one-time payment of $340,000 to exit our outsourcing call center contract (see Note 1).  We received a waiver from Bridge Bank for non-compliance with the covenant for the months ending June 30, 2011, July 31, 2011 and August 31, 2011.  At September 30, 2011, we were in compliance with all terms of the Bridge Bank credit facility.

 Note 7 – Stock-Based Compensation Plans

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

On September 23, 2011, all unexpired stock options had their expiration term extended by 5 years from the date of grant.  The extension of the termination period for these stock options increased the expected life of the options by approximately one year and accordingly increased the fair market value of these stock options by approximately $283,000 of which $117,000 was related to fully vested stock options and was recorded as a charge in the three and nine months ended September 30, 2011.  The remaining $166,000 will be expensed over the remaining vesting periods.

As of September 30, 2011, we reserved 1.0 million shares of common stock for issuance under our 2005 LTIP and 785,588 under our 2010 ECP plan.

The following table summarizes all stock based compensation grants as of September 30, 2011:

	Stock Options	RSA's	Available Shares	Total
2010 ECP	668,524	109,796	7,268	785,588
2005 LTIP	762,177	118,046	119,777	1,000,000
Total	1,430,701	227,842	127,045	1,785,588

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

We recorded stock-based compensation expense for all equity incentive plans of approximately $407,000 and $246,000 for the three months ended September 30, 2011 and 2010, respectively.   Additionally, we recorded stock-based compensation expense for all equity incentive plans of approximately $974,000 and $579,000 for the nine months ended September 30, 2011 and 2010, respectively

At September 30, 2011, the aggregate intrinsic value of all outstanding options is $0 and has a weighted average remaining contractual term of 8.17 years. As of September 30, 2011, 586,395 of the outstanding options are exercisable and have an aggregate intrinsic value of $0, a weighted average exercise price of $3.57 and a weighted average remaining contractual term of approximately 7.5 years.  The total compensation cost at September 30, 2011 related to non-vested awards not yet recognized was approximately $1.4 million and has an average remaining expense recognition period of 1.37 years.

The following table summarizes information about stock option activity during the nine months ended September 30, 2011 and 2010, respectively.

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,223,159	$3.74	987,963	$5.70
Granted	340,000	$2.83	412,801	$2.40
Forfeited or expired	(132,458)	$6.08	(216,316)	$7.30
Exercised	-	$-	-	$-
Outstanding, end of period	1,430,701	$3.00	1,184,448	$4.90
Exercisable, end of period	586,395	$3.57	369,908	$8.80

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2011 was $2.73.

No option or warrant exercises occurred under any share-based payment arrangements for the three and nine months ended September 30, 2011 and 2010.

In accordance with ASC 718, the fair values of options granted were not changed. The fair value of options granted during the nine months ended September 30, 2011 and 2010 were estimated assuming the following weighted averages:

	2011	2010
Expected life in years	4.76	5.0
Volatility	161.32%	164.0%
Risk free interest rate	2.00%	1.8%
Dividend yield	0.0%	0.0%

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

Deferred Compensation

During the three and nine months ended September 30, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $98,000 and $736,000 for the three and nine months ended September 30, 2011, respectively.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation.  The RSAs will vest upon the earlier of payment of the deferred compensation or December 31, 2011.  The number of RSAs granted in conjunction with the deferred compensation was 22,038 and 123,118 for the three and nine months ended September 30, 2011, respectively, and were granted at an exercise price ranging from $2.94 per share to $1.67 per share on the date of each grant.  As of September 30, 2011, none of the shares of restricted stock granted in connection with these elected deferrals were issued.

Warrants Outstanding

As of September 30, 2011, we have outstanding warrants for the potential issuance of 916,597 shares of common stock. Exercise price for these warrants ranges from $2.20 to $35.00. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances.

Note 8 – Sale of Common Stock and Treasury Stock

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

In August 2011, we retired 164,869 shares of our common stock held in treasury valued at approximately $627,000.

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

Note 10 – Discontinued Operations

The table below summarizes unaudited financial results for the assets classified as held for sale which is comprised primarily of our MSA, iLead and RESO business units for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Revenue	$-	$967,184	$-	$7,692,034
(Loss) income from discontinued operations before sale	-	(427,545)	-	592,505
Loss on sale of discontinued operations	-	(1,482,757)	-	(1,482,757)
Gain from litigation settlement in discontinued operations	-	-	257,136	-
(Loss) income from discontinued operations	$-	$(1,910,302)	$257,136	$(890,252)

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

Note 11 – Net Loss Per Common Share

During the periods presented, we had securities, mainly stock options and warrants, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect are anti-dilutive.  Per share data is based on the weighted average number of shares outstanding.

Note 12 – Impact of Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other (Topic 350) to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.  The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU is effective for us for the interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or disclosures.

In May 2011, FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments that could change how the fair value measurement guidance in ASC 820 is applied. The ASU is effective for us for the interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have an impact on our consolidated financial statements or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculation of the carrying value of a reporting unit in the performance of Step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to access considering the qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform Step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for us beginning January 1, 2011 and early adoption was not permitted.  The adoption of ASU 2010-28 did not have a material impact on our consolidated balance sheet or statement of operations as of September 30, 2011.

Other recent accounting pronouncements issued by the FASB, the Public Company Accounting  Oversight Board (“PCAOB”), the American institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Note 13 – Segment Analysis

In 2011, management reorganized the operations along two new operating segments – Performance Marketing and Web Properties.  Prior to 2011, our two segments were classified as Exchange and Direct segments

We are an Internet marketing services business separated into two reporting segments: Performance Marketing and Web Properties. The Performance Marketing Segment includes both the technologies and networks required to facilitate B2B transactions. The Web Properties includes both the products and websites required to market to consumers online including our owned and operated websites, a lead generation business and a data collection and distribution business.

MSA, RESO and iLead (see Note 10) are reported as discontinued operations in the consolidated financial statements for 2011 and 2010.

Listed below is a presentation of net revenue, gross profit and earnings (loss) before interest, taxes, and depreciation and amortization, and stock based payments for all reportable segments for the three and nine months ended September 30, 2011 and 2010. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments” from continuing operations table consists of corporate expenses not allocated to any segment.   Note that the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments” is not a measure of performance defined in accordance with GAAP.

Net Revenue by Industry Segment

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
Segment:	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Performance marketing	$5,349,220	65.2%	$10,630,826	74.5%	$18,723,897	64.1%	$26,017,902	74.4%
Web properties	2,853,896	34.8%	3,639,459	25.5%	10,485,749	35.9%	8,956,467	25.6%
Total Revenue	$8,203,116	100.0%	$14,270,285	100.0%	$29,209,646	100.0%	$34,974,369	100.0%

Gross Profit by Industry Segment

	Three Months Ended September 30		Nine Months Ended September 30
Segment:	2011	2010	2011	2010
Performance marketing	$1,421,929	$2,743,390	$4,610,714	$6,387,973
Web properties	2,145,279	3,072,761	8,492,745	7,187,559
Total	$3,567,208	$5,816,151	$13,103,459	$13,575,532

Earnings before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments by Industry Segment

	Three Months Ended September 30		Nine Months Ended September 30
Segment:	2011	2010	2011	2010
Performance marketing	$814,500	$2,246,111	$2,869,033	$4,839,682
Web properties	257,156	710,874	189,768	2,117,307
Corporate	(984,076)	(1,719,108)	(3,102,239)	(5,582,868)
Total	$87,580	$1,237,877	$(43,438)	$1,374,121

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

We were notified by the counsel of our former chief executive officer that he is claiming indemnification of the legal costs not reimbursed by insurance to defend him from a claim made by the Securities and Exchange Commission.  We are evaluating the claim at this time and are unable to ascertain the potential monetary impact on us, if any.

Note – 15 Subsequent Events

On October 16, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anhinga Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary (“Merger Sub”), and Vertro, Inc., a Delaware corporation (“Vertro”).  Pursuant to the terms of the Merger Agreement, the Merger Sub will merge with and into Vertro and Vertro will be the surviving corporation and a one of our wholly owned subsidiaries (the “Merger”).   Our board of directors and Vertro’s board of directors have approved the Merger Agreement and have recommended that our stockholders and those of Vertro, respectively, approve the Merger.

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, each share of Vertro common stock, par value $0.005 per share (the “Vertro Common Stock”) that is issued and outstanding at such time will be cancelled and converted into the right to receive 1.546 shares of our common stock, par value $0.001 per share.  Options to purchase Vertro Common Stock and restricted stock units, to the extent not vested as a result of the change of control, based on Vertro Common Stock will be converted into and become, respectively, options to purchase our common stock and restricted stock units based on our common stock, in each case on terms substantially identical to those in effect immediately prior to the effective time of the Merger, in accordance with the 1.546 exchange ratio.

The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement.  The closing of the Merger is conditioned upon, among other things, approval of the holders of a majority of the outstanding shares of our common stock, the approval of the holders of a majority of the outstanding shares of Vertro Common Stock, the approval of the listing of the shares to be issued on the NYSE Amex, receipt of financing from Bridge Bank, N.A. or acceptable alternative financing and customary closing conditions.  Subject to the satisfaction of these conditions, we anticipate that the Merger will close in the fourth quarter of 2011 or the first quarter of 2012.

Both companies have agreed not to solicit, initiate, seek, or knowingly encourage the making of any proposal or offer with respect to certain specified acquisition proposals. The Merger Agreement may be terminated under certain circumstances, including by us or Vertro if, among other requirements, the terminating party has received certain specified superior offers, has not violated its obligations under the Merger Agreement with respect to any superior offer, and pays a termination fee of $500,000.

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

The Performance Marketing segment designs, builds, implements, manages and sells the various technology platforms and services we offer.  For the last 24 months, the Performance Marketing segment has executed on a technology strategy to consolidate the disparate platforms we acquired between 2002 and 2008, resulting in a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation is referred to as the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment.  In addition to the core Inuvo Platform for advertisers and publishers, we continue to sell several legacy platforms, services or directories within the Performance Marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, we must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Web Properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising.  The Web Properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns.  In the future, we expect that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory, and strategic partners and web developers have the ability to customize implementations through an application-programming interface (“API”). We believe a very important by-product of the our business is the information produced both on the advertiser side, where we analyze what kind of products convert, and on the publisher side, where it analyzes what kind of websites consumers have interests in. This business intelligence allows for improved detection of fraudulent transactions and higher advertising response rates.

As described later in this section, beginning in the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from our migration to the recently launched Yahoo!-Bing platform.  While we have made adjustments to adapt to this new marketplace, we continued to experience volatility in volumes and revenue through the third quarter of 2011. As a result, our operations and liquidity have been adversely impacted.  We are unable to ascertain at this time whether the volatility will continue for the remainder of 2011 and into 2012.

NYSE Amex

On May 9, 2011 we received notice from the NYSE Amex (the “Exchange”) that we were below certain of the Exchange’s continued listing standards due to stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a)(ii) of the Exchange’s Company Guide.  The Exchange accepted our plan to regain compliance with the continued listing standards, and the key points were:

●	Raise up to $4.0 million of equity over the remainder of 2011,
●	Launch three new marketing initiatives that we believe will create positive earnings and cash flow, and
●	Maintain a cost reduction program that began in late 2010.

On June 20, 2011, we executed the first part of the Plan by raising $2.7 million in equity.  Another key component of the Plan was the launching of three new  marketing initiatives that we believe will enhance revenues and income in the next 12 months.

In the third quarter of 2011 we launched BargainMatch and Kowabunga.  BargainMatch, an owned and operated website in the Web Properties segment, is our comparative shopping site that rewards consumer loyalty by providing cashback on the purchase of products.  BargainMatch has an extensive panel of retailers that offer cash incentives for purchases across a large list of SKUs. Retailers determine how much they will pay for a customer purchase. We take a share of the transaction and set aside the cashback portion for customers.  We have white-labeled the BargainMatch service for use by other online websites interested in building loyalty from their visitors while simultaneously driving additional revenue. Our customers for the white-labeled service promote their version of the site to their constituents. We manage / host the solution and shares revenue from sponsored ads and the commission on product sales.

Kowabunga is a daily deal program. We have access to millions of consumers through our search marketing operations that are potential customers for a local deal of the day. We are partnering with a national direct marketer, which currently markets offers from hundreds of thousands of merchants in rural America. We developed the infrastructure to present daily local offers from the inventory of its partner to the consumers from our platform.

The third new initiative was Kidzadu.  Within our owned and operated sites and other sources, we acquire more than 200,000 pre-natal name leads per month.  With Kidzadu™, we created a model to identify attractive prospects from its inventory of leads.  Kidzadu was launched in the second quarter of 2011.  However, the initial consumer acceptance of the model was lower than expected.  As a result of the disappointing initial results, as well as difficulties fully integrating the finance partner’s services, in the third quarter of 2011 Inuvo delayed any further efforts on this initiative. As a result of the delay of this initiative, during the third quarter of 2011 we wrote off approximately $78,000 of capitalized development costs associated with our Kidzadu operations due to our indefinite delay in launching this business line.

 While at June 30, 2011 our stockholders’ equity exceeded the minimum $4.0 million required by the Exchange for the continued listing of our common stock, losses in the third quarter of 2011 have reduced the amount below the required minimum.

Telemarketing

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

Vertro

As described elsewhere herein, in October 2011, we signed an Agreement and Plan of Merger with Vertro, Inc. which provides that we will acquire all of the outstanding stock of Vertro in exchange for our common stock.  The closing of the merger is conditioned upon, among other things, approval of the holders of a majority of our stockholders, the approval of the holders of a majority of the Vertro stockholders, the approval of the listing of the shares to be issued on the NYSE Amex, receipt of financing from Bridge Bank, N.A. or acceptable alternative financing and customary closing conditions.  Subject to the satisfaction of these conditions, we anticipate that the merger will close in the fourth quarter of 2011 or the first quarter of 2012.  We expect that the companies, once combined, will have an opportunity to capitalize on the Vertro distribution channels with the advertising sources of the Inuvo Platform.  Expected benefits of the merger also include diversification of suppliers and revenue streams, lower operating costs and a combined expertise in search to create revenue opportunities and lower advertising buying costs.  There are no assurances that we will be able to close this transaction, or that if closed, these expected benefits will be achieved.

Three and nine months ended September 30, 2011 and 2010

The following table sets forth selected information concerning our results of operations for the three months ended September 30, 2011 and 2010 (unaudited and in thousands):

	2011	% of Revenue	2010	% of Revenue
Net revenues	$8,203	100.0%	$14,270	100.0%
Cost of revenue	4,636	56.5	8,454	59.2
Gross profit	3,567	43.5	5,816	40.8
Total operating expenses	4,803	58.6	6,016	42.2
Operating loss	(1,236)	(15.1)	(200)	(1.4)
Other expenses	(131)	(1.6)	(122)	(0.9)
Net loss from continuing operations	(1,367)	(16.7)	(322)	(2.3)
Discontinued operations	-	-	(1,910)	(13.4)
Net loss	$(1,367)	(16.7)%	$(2,232)	(15.7)%

Net revenues decreased 42.5% from the third quarter of 2010 to the third quarter of 2011.  Though gross profit decreased 38.7% in the third quarter of 2011 when compared to the third quarter of 2010, gross margins increased nearly 3 percentage points due to revenue mix between our Performance Marketing and Web Properties segments.  In the three months ended September 30, 2011, our operating expenses decreased by approximately 20% over the same period in 2010 due primarily to a decrease in compensation and telemarketing costs of approximately $1.0 million and a decrease in selling, general and administrative expenses (“SG&A”) of approximately$422,000 both of which were partially offset by an increase in search costs of approximately $300,000.

Our net loss from continuing operations for the three months ended September 30, 2011 increased by approximately $1.0 million from the same period in 2010 due to lower gross profit that did not offset the lower operating expense.

The following table sets forth selected information concerning our results of operations for the nine months ended September 30, 2011 and 2010 (unaudited and in thousands):

	2011	% of Revenue	2010	% of Revenue
Net revenues	$29,209	100.0%	$34,974	100.0%
Cost of revenue	16,106	55.1	21,399	61.2
Gross profit	13,103	44.9	13,575	38.8
Total operating expenses	17,136	58.7	16,576	47.4
Operating loss	(4,033)	(13.8)	(3,001)	(8.6)
Other expenses	(816)	(2.8)	(433)	(1.2)
Net loss from continuing operations	(4,849)	(16.6)	(3,434)	(9.8)
Discontinued operations	257	0.9	(890)	(2.6)
Net loss	$(4,592)	(15.7)%	$(4,324)	(12.4)%

Net revenues decreased 16.5% for the nine months ended September 30, 2011 compared to the same period of 2010. This decline in revenue is due to the exiting of the telemarketing business and the decrease in revenue in our search revenue due to the volatility from the Yahoo-Bing migration.  Gross profit decreased by 3.5% in 2011 when compared to 2010, while our gross margins increased over 6 percentage points. The decrease in gross profit was due to the exiting of the telemarketing business and the impact of the Yahoo-Bing migration.  The increase in gross margin was due to an increase in revenues from our Web Properties segment largely driven by more traffic through our owned and operated websites that historically have higher gross margins. In the nine months ended September 30, 2011, our operating expenses increased by approximately $560,000 over the same period in 2010 due primarily to an increase in search spend of approximately $3.7 million partially offset by decreases in compensation, telemarketing fees and other selling, general and administrative expenses as management continues to manage these costs.

Our net loss from continuing operations for the nine months ended September 30, 2011 increased by approximately $1.4 million from the same period in 2010 due to higher operating expenses driven primarily by a one-time contract cancelation fee of $340,000 with our outsourced telemarketing company as described above and higher search costs driving traffic to our owned and operated websites.

Net Revenue

Total net revenue from our Performance Marketing and Web Properties segments for the three months ended September 30, 2011 and 2010 were as follows (unaudited and in thousands ):

	Three Months Ended September 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	5,349	65.2%	10,631	74.5%	(5,282)	(49.7)%
Web Properties	2,854	34.8%	3,639	25.5%	(785)	(21.6)%
Total net revenue	8,203	100.0%	14,270	100.0%	(6,067)	(42.5)%

Net revenue in 2011 from our Performance Marketing segment decreased 49.7% for the three months ended September 30, 2011 compared to the same period of 2010 primarily due to the decrease in the number of transactions driven through third party affiliates. The Company serves hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine. For the third quarter of 2011, 94.3% of our net revenue in our Performance Marketing segment was attributable to this relationship as compared to 93.7% for the same period in 2010.  Starting with the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from our migration to the recently launched Yahoo!-Bing platform.  While we have made adjustments to adapt to this new marketplace, we continued to experience volatility in volumes and revenue through the second quarter of 2011. We are unable to ascertain at this time whether the volatility will continue for the remainder of 2011 and into 2012.

The decrease in net revenue from our Web Properties segment of 21.6% for the three months ended September 30, 2011 compared to the same period of 2010 was primarily due to the decrease in revenue from BabytoBee partially offset by increases in revenue from our owned and operated websites.  This revenue is directly attributable to the same top three search engine and comprises 78.9% and 54.3% of the revenue in the Web Properties segment in the third quarter of 2010 and 2011, respectively.   Net revenue in the three months ended September 30, 2011 from our BabytoBee business was approximately $603,000 as compared to approximately $1.7 million for the same period in 2010. The decrease was due primarily to a decline in revenue generated from telesales which we discontinued in the second quarter of 2011 with the termination of the outsourced telemarketing company.

As previously disclosed, since outsourcing the telesales operations in August 2010, we did not profitably operate and grow the business.  In the second quarter of 2011, we decided to terminate the outsourcing agreement and no longer generate revenue and leads through the telesales process.  We expect revenue from lead generation to decrease $150,000 per quarter, but expect operating results to improve by approximately $600,000 per quarter going forward as a result of the decreased telesales and related expenditures and the cancellation of the sub-lease agreement.

Total net revenue from our Performance Marketing and Web Properties segments for the nine months ended September 30, 2011 and 2010 were as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	18,724	64.1%	26,018	74.4%	(7,294)	(28.0)%
Web Properties	10,485	35.9%	8,956	25.6%	1,529	17.1%
Total net revenue	29,209	100.0%	34,974	100.0%	(5,765)	(16.5)%

Net revenue for the nine months ended September 30, 2011 from our Performance Marketing segment decreased 28.0% over the same period of 2010 primarily due to the number of transactions driven through third party affiliates. The Company serves hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine. For the nine months ended September 30, 2011, 94.5% of our net revenue in our Performance Marketing segment was attributable to this relationship as compared to 93.3% for the same period in 2010.  During the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform.

While we have made adjustments to adapt to this new marketplace, we continued to experience volatility in volumes and revenue through the third quarter of 2011. We are unable to ascertain at this time whether the volatility will continue for the remainder of 2011 and beyond.

The increase in net revenue from our Web Properties segment of 17.1% for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the increased traffic to our owned and operated websites.  This revenue is directly attributable to the same top three search engine noted above and comprises 72.2% and 39.7% of the revenue in the Web Properties segment in 2011 and 2010, respectively.   Net revenue from our BabytoBee business was approximately $2.9 million for the nine months ended September 30, 2011 as compared to approximately $5.4 million for the same period in 2010. The increase was due primarily to a decline in revenue generated from telesales that was offset by the increase in search revenue noted above.

We believe that the revenue trends described above for the segments will continue as we focus our marketing to our owned and operated websites.

Cost of Revenue and Gross Profit

Cost of revenue as a percentage of revenue is as follows for the periods given (unaudited):

	Three Months Ended September 30,
	2011 % of Revenue	2010 % of Revenue	% Change
Affiliate expenses	47.8%	55.1%	(7.3)%
Data acquisition	8.1%	4.0%	4.1%
Merchant processing fees and product costs	0.6%	0.1%	0.5%
Total cost of revenue	56.5%	59.2%	(2.7)%

	Nine Months Ended September 30,
	2011 % of Revenue	2010 % of Revenue	% Change
Affiliate expenses	48.2%	56.0%	(7.8)%
Data acquisition	6.4%	5.0%	1.4%
Merchant processing fees and product costs	0.5%	0.2%	0.3%
Total cost of revenue	55.1%	61.2%	(6.1)%

The lower affiliate payments as a percentage of revenue for the three and nine months ended September 30, 2011 compared to the same period in 2010 is due to our success in driving more traffic to owned and operated websites within our Web Properties segment as opposed to third-party sites.   We anticipate that these costs will continue to decrease as a percentage of revenue as we continue to focus on driving traffic to our owned and operated websites.

The increase in data acquisition costs both in real dollars and as a percentage of revenue for the three and nine months ended September 30, 2011 as compared to the same period of 2010 is due primarily to the lower overall revenue as noted above coupled with the increase in prenatal name spend during the first three months of 2011 which resulted in higher data acquisition costs being amortized for the remainder of 2011.   We believe these costs will increase for the next three months and decline during the first three months of 2012.

Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to approximately 45% during the quarter ended September 30, 2011 from approximately 38.8% in the same period of 2010 and to 44.9% in the nine months ended September 30, 2011 from 38.8% for the same period in 2010. This increase in margin is due primarily to higher revenue in our owned and operated websites which have higher margins due to the fact that revenue is driven through search costs which is included in SG&A.  Overall, gross profit decreased approximately $2.2 million, or 38.7%, in the three months ended September 30, 2011 compared to the same period of 2010 due to lower revenue noted above.  Gross profit decreased $472,000 in the nine months ended September 30, 2011 from the same period in 2010.  We expect this rate of gross margin to continue for the remainder of 2011.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Three Months Ended September 30,
	2011 ($)	% of Gross Profit	2010 ($)	% of Gross Profit	$ Change	% Change
Performance Marketing	1,422	39.9%	2,743	47.2%	(1,321)	(48.2)%
Web Properties	2,145	60.1%	3,073	52.8%	(928)	(30.2)%
Total gross profit	3,567	100.0%	5,816	100.0%	(2,249)	(38.7)%

	Nine Months Ended September 30,
	2011 ($)	% of Gross Profit	2010 ($)	% of Gross Profit	$ Change	% Change
Performance Marketing	4,611	35.2%	6,388	47.0%	(1,777)	(27.8)%
Web Properties	8,492	64.8%	7,187	53.0%	1,305	18.2%
Total gross profit	13,103	100.0%	13,575	100.0%	(472)	(3.5)%

Gross profit in our Performance Marketing segment decreased for the three months and nine months ended September 30, 2011 compared to the same periods of 2010 primarily as the result of decreased revenues from our search due to the volatility experienced since the Yahoo-Bing merger in late 2010.  For the three months ended September 30, 2011 and 2010, gross margin in our Performance Marketing segment was approximately 26.6% and 25.8%, respectively.  This increase in the gross margin in the Performance Marketing segment is due to the fact that the search revenue, with historically lower gross margins, decreased in the three months ended September 30, 2011 relative to the total gross profit as compared to the same period in 2010. For the nine months ended September 30, 2011 and 2010, gross margin in our Performance Marketing segment was approximately 24.6% for both periods.

The decrease in gross profit in our Web Properties segment for the three months ended September 30, 2011 compared to the same period of 2010 is primarily attributable to a decrease in lead revenue from our Babytobee website caused by our exiting of telesales activity noted above.  This decrease was partially offset by an increase in search revenue generated from driving activity through our owned and operated web sites.  Gross margin in our Web Properties segment for 2011 and 2010 was approximately 75.2% and 84.4%, respectively. The decrease in margin in the Web Properties segment in the 2011 period is due to the increased prenatal data acquisition costs relative to the Babytobee revenue in 2011 compared to 2010.  The increase in gross profit in our Web Properties segment during the nine months ended September 30, 2011 compared to the same period of 2010 is primarily attributed to an increase in search spend driving additional revenue to our owned operated websites partially offset by the decrease in lead revenue from our Babytobee website.  Gross margin in our Web Properties segment for 2011 and 2010 was approximately 81.0% and 80.2%, respectively.  We anticipate that these costs will remain relatively high until the first quarter of 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 and 2010 were as follows (unaudited and in thousands):

	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Search costs	1,959	23.9%	1,705	11.9%	254	14.9%
Compensation and telemarketing	1,481	18.1%	2,526	17.7%	(1,045)	(41.4)%
Selling, general and administrative	1,363	16.6%	1,785	12.6%	(422)	(23.6)%
Total operating expenses	4,803	58.6%	6,016	42.2%	(1,213)	(20.2)%

The increase in search costs is a result of our strategic initiative to drive revenue-generating traffic to our owned and operated web sites as noted above.  We believe that search costs will stay at or below current levels for the remainder of 2011 while we adjust to the Yahoo!-Bing marketplace.

The decrease in compensation and telemarketing costs for the three months ended September 30, 2011 compared to the same period of 2010 is primarily resulting from a decrease in payroll and related expenses of approximately $210,000 due to the reduction in personnel over the past nine months.  However, we did experience an increase in stock based compensation of approximately $160,000 due to the incentive offered to executive officers, certain senior management and members of the board of directors for accepting a deferral of their cash compensation.  This overall decrease in payroll and related expenses was further reduced by a decrease in telemarketing costs of approximately $790,000 as we cancelled the outsourcing contract for that service in June 2011. We anticipate that these costs will continue to decline in the coming months due to the deferred compensation program and a lower number of employees.

The decrease in SG&A expenses for the three months ended September 30, 2011 compared to the same period of 2010 is due primarily to an overall decrease of approximately $311,000 in depreciation and amortization expense due to the completion of amortization on most of the intangible assets in late 2010 and a number of our older assets being fully depreciated; and additional reductions in other SG&A costs of approximately $111,000 as management initiated overall cost reduction measures in 2010 and into 2011 to increase operating margins.

Operating expenses for the nine months ended September 30, 2011 and 2010 were as follows (unaudited and in thousands):

	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Search costs	6,749	23.1%	3,059	8.7%	3,690	1.2 Times
Compensation and telemarketing	6,368	21.9%	7,809	22.3%	(1,441)	(18.5)%
Selling, general and administrative	4,019	13.7%	5,708	16.4%	(1,689)	(29.6)%
Total operating expenses	17,136	58.7%	16,576	47.4%	560	3.0%

The increase in search costs is a result of our strategic initiative to drive revenue-generating traffic to our owned and operated web sites as noted above.

The decrease in compensation and telemarketing costs for the nine months ended September 30, 2011 compared to the same period of 2010 of approximately $1.0 million is due to a decrease in telemarketing costs of approximately $401,000 due primarily to a one-time contract cancellation fee to our outsourced telemarketing company of $389,000; and an increase in stock based compensation of approximately $429,000 due to an incentive to our executive officers and certain of our senior management for accepting a deferral of their compensation. These increases were offset by decreases in other payroll and related costs of approximately $200,000 which is a result of management focusing on improving operating margins as we focus on our core business segments.

The decrease in SG&A expenses for the nine months ended September 30, 2011 compared to the same period of 2010 is due primarily to an overall decrease of approximately $953,000 in depreciation and amortization expense due to the completion of amortization on most of the intangible assets in late 2010 and a number of our older assets being fully depreciated; a $37,000 decline in net rent expense due to the sublease of a portion of our corporate headquarters; a decrease in bad debt expense of approximately $381,000 due to better collection efforts; and additional reductions in other SG&A costs of approximately $318,000 as management initiated overall cost reduction measures in 2010 and into 2011 to increase operating margins.

Our operating expenses by segment were as follows for the periods presented (unaudited and in thousands):

	Three Months Ended September 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	607	7.4%	497	3.5%	110	22.1%
Web Properties	2,549	31.1%	2,851	20.0%	(302)	(10.6)%
Corporate	1,647	20.1%	2,668	18.7%	(1,021)	(38.3)%

	Nine Months Ended September 30,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance Marketing	1,742	6.0%	1,963	5.6%	(221)	(11.3)%
Web Properties	10,163	34.8%	6,998	20.0%	3,165	45.2%
Corporate	5,231	17.9%	7,615	21.8%	(2,384)	(31.3)%

The increase in operating costs in our Performance Marketing segment in the three months ended September 30, 2011 compared to the same period in 2010  is due to an approximately $38,000 higher allocation of development resources and the realignment of our depreciable assets and related costs of approximately $210,000.  Additionally, this was offset by decreases in direct payroll and related expenses of approximately $71,000 due to a decrease in personnel, and a general decrease in all other SG&A expenses of approximately $67,000 as management initiated cost reduction measures to increase operating margins.

The decrease of operating expenses in our Performance Marketing segment for the nine months ended September 30, 2011 compared to the same period of 2010 is primarily attributed to a decrease in payroll and related costs of approximately $155,000. The remaining decrease is due to cost cutting initiatives begun in 2010.  We expect the current cost structure to stabilize for the remainder of 2011.

The decrease in operating expenses in our Web Properties segment was primarily attributed to the increase in search spend of approximately $254,000 in the three months ended September 30, 2011 compared to the same period in 2010. This increase was offset by a decrease in telemarketing costs of approximately $791,000 as we discontinued telemarketing operations in June 2011.  The remainder of the decrease is due to management efforts to reduce operating costs.  We expect that this current cost structure will continue through the remainder of 2011.

The increase in operating expenses in our Web Properties segment for the nine months ended September 30, 2011 compared to the same period of 2010 is primarily attributed to the increase in search costs of $3.7 million in the nine months ended September 30, 2011 compared to the same period in 2010. This increase is a result of our strategic initiative to drive revenue generating traffic to our owned and operated web sites.  The increase in search costs was partially offset by reductions in other SG&A costs in this segment as management initiated overall cost reduction measures in 2010 and into 2011 to increase operating margins.

The reduction in our corporate operating expenses is due to a reduction in overall corporate expenses, principally in payroll and related expenditures of approximately $117,000; a reduction of bad debt expense of approximately $109,000 due to better collections and management of accounts receivable; $24,000 in legal fees; amortization of $236,000 and a reduction of other costs of approximately $615,000 as management initiated various cost cutting measures focusing on operating margins over the past year.

The reduction of $2.4 million in our corporate operating expenses for the nine months ended September 30, 2011 compared to the same period of 2010 is due to a reduction in overall corporate expenses, principally in payroll and related expenditures of approximately $362,000, rent of approximately $24,000 due to subleasing arrangement, bad debt of approximately $381,000 due to better collection and management of receivables, $179,000 reduction in accounting and related fees, and $1.4 million of various other cost.

We expect that the trends in our operating segments will remain at the same historical levels as a percentage of revenue in 2011 and that our corporate expenses will decrease as a percentage of revenues as we continue to manage costs and create economies of scale with our corporate costs.

Other Income (Expense)

Interest expense, which is related to our borrowings from Bridge Bank N.A. (“Bridge Bank”) and Wachovia Bank, N.A. (“Wachovia”), decreased by 60.5% during the three months ended September 30, 2011 as compared to the same period in 2010 and decreased by approximately 39.9% during the nine months ended September 30, 2011 compared to the same period in 2010.  These decreases in interest expense reflects a decrease in interest rates from the new agreement with Bridge Bank and the reduction of our overall debt levels which is due to the reduction of our availability pursuant to the terms of our Agreement with Bridge Bank.

The charge to litigation settlements of approximately $375,000 during the nine months ended September 30, 2011 resulted from settlements with two former employees

In the three months ended September 30, 2011, we wrote off approximately $78,000 of capitalized development costs associated with our Kidzadu operations due to our indefinite delay in launching this business line.

The loss on write-off of note receivable of approximately $101,000 in the nine months ended September 30, 2011 resulted from the cancelation of our call center contract.

Income (Loss) from Discontinued Operations, Net of Tax Expense

In the nine months ended September 30, 2010, we had a loss from discontinued operations of approximately $890,000.  This loss was generated by iLead, MSA and RESO and reflects their operating performance prior to the sale of these businesses and the loss on the sale of MSA of approximately $1.5 million.

The income from discontinued operations for the nine months ended September 30, 2011 was approximately $257,000 and is attributed to the write-off of an accrued rent liability due to the settlement of the lease litigation related to MSA.

As of December 31, 2010, we had completed the sale of all of our discontinued operations.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. At September 30, 2011 and December 31, 2010, we had working capital deficits of approximately $2.2 million and $4.3 million, respectively.  Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

On February 15, 2011, the Company entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank. This Agreement provides for a revolving credit facility of up to $8.0 million and replaced the $5.0 million credit facility with Wachovia that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows the Company to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  As of September 30, 2011, there was $2,532,000 outstanding under the revolving credit facility and there was no availability under the Agreement.

On June 2, 2011, we entered into a Business Financing Modification Agreement with Bridge Bank effective May 25, 2011 pursuant to which $1.0 million of the revolving line of credit was converted to a nonformula sublimit of availability that would mature in 240 days.  In order to secure this additional availability, Mr. Charles D. Morgan, a member of our board of directors, provided a backup letter of credit to Bridge Bank in the amount of $1 million. We drew down on this additional availability in June 2011 and used it for our working capital needs. It was fully repaid on June 23, 2011 using a portion of the proceeds of our equity capital raise in the second quarter of 2011.

At June 30, 2011, we were not in compliance with the covenant to maintain an operating profit of not less than $100,000 (see above) required by the Bridge Bank credit facility primarily due to a one-time payment of $340,000 to exit our outsourcing call center contract (see Note 1).  We received a waiver from Bridge Bank for non-compliance with the covenant for the months ending June 30, 2011, July 31, 2011 and August 31, 2011.  At September 30, 2011, we were in compliance with all terms of the Bridge Bank credit facility.

While we do not have any commitments for capital expenditures which come due within the next 12 months, our liquidity has been negatively affected beginning in  the fourth quarter of 2010, as a result of a reduction in search marketing revenue resulting from the migration to the Yahoo!-Bing platform. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. We have made adjustments to adapt to this new marketplace, but we continue to experience decreases in revenue from this business and we expect that the volatility may continue in the future. In response, we implemented a cost reduction plan during the first quarter of 2011 to offset the lost business which included a reduction in employees and related expenses which resulted in monthly savings of $107,000 beginning in February 2011.  We have also delayed payments to publishers and vendors in the management of our cash flows.  Extending these payments may affect the decision of publishers and vendors to do business with Inuvo.  In September 2011, in order to further reduce our operating costs, we eliminated 16 full time positions and six part-time positions.  The effect of this reduction in personnel is approximately $92,000 monthly.

Additionally, our directors, executive officers and certain senior managers agreed to a deferral of cash compensation in an effort to assist us to better manage our liquidity.  In the first quarter of 2011, we favorably renegotiated the outsourced call center contract reducing the monthly cost outlay of over $100,000 monthly and in the second quarter we decided to terminate the outsourcing agreement.  The result of that decision resulted in a one-time termination fee of $340,000 and the forgiveness of the remainder of a note receivable associated with the sale of furniture and equipment.

We may need to raise additional capital through public or private equity financings in order to satisfy our Plan to regain compliance with the continued listing standards of NYSE Amex, fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, and satisfy our obligations as they become due.  We do not have any commitments for this additional capital and we cannot be assured that additional financing will be available to us on favorable terms, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution.

If our search operations continue to weaken or if any of the ongoing litigation or claims made against us result in an unfavorable judgment or settlement and we are unable to raise additional capital as needed, we may not have adequate cash in order to operate or comply with the continued listing standards of NYSE Amex and our ability to continue as a going concern could be in jeopardy.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustments to the Company’s assets or liabilities.

Cash flows

 Net cash provided by operating activities for the nine months ended September 30, 2011 totaled approximately $408,000 compared to net cash provided by operations of approximately $1.9 million during the same period in 2010. Other than depreciation and amortization, the net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to a decrease in accounts receivable of approximately $1.5 million, increases in deferred compensation and stock based compensation of approximately $1.5 million and a decrease in restricted cash of approximately $140,000 due to continuing collection of older merchant cash accounts.  These items were offset by a decrease in accounts payable of approximately $1.3 million.   In the nine months ended September 30, 2010, the cash provided by operating activities were primarily due from an increase in accounts payable of approximately $1.2 million offset by increases in accounts receivable of $1.5 million and an increase in accrued expenses of $45,000.  Additionally, cash flows from operations for the nine months ended September 30, 2010 were positively impacted by the net results from discontinued operations of approximately $1.2 million as we were in the processes of selling or ceasing operations on three of our businesses.

Net cash used in investing activities for the nine months ended September 30, 2011 of $2.6 million was primarily due to the purchase of names database of $2.1 million and approximately $431,000 of equipment purchases and capitalized development costs.  Net cash used in investing activities for the nine months ended September 30, 2010 of approximately $1.8 million was primarily due to the purchase of names database for approximately $1.4 million and the $675,000 of equipment purchases and capitalized development costs both of which were partially offset by approximately $247,000 of cash received from the sale of MSA.

Net cash provided by financing activities during the nine months ended September 30, 2011 was approximately $3.2 million and resulted primarily from the net proceeds from the sale of our common stock of approximately $2.6 million and from the net advances under our bank term note and credit facility offset by payments on our capital leases of approximately $572,000.   Net cash used in financing activities during the nine months ended September 30, 2010 was approximately $3.3 million and resulted from the net payments under our bank term note and credit facility and capital leases.

Off Balance Sheet Arrangements

As of September 30, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Beth Tarczynski v. Inuvo, Inc. d/b/a Blog Tool Kit, Home Biz Ventures, LLC, and John Doe Defendants; Case No. 11-5111-CI-7, in the Circuit Court for the Sixth Judicial Circuit of Florida.  On June 10, 2011, a putative class action complaint was filed alleging violations of the Florida statute prohibiting misleading advertisements, violation of Florida’s Deceptive and Unfair Trade Practices Act, fraud in the inducement, conspiracy to commit fraud, restitution/unjust enrichment, and breach of contract.  The plaintiffs are seeking certification of a statewide class and unspecified damages.  Initial discovery has begun and Inuvo is vigorously defending the action.

ITEM 1A.  RISK FACTORS.

The pending merger with Vertro, Inc. is subject to closing conditions that, if not satisfied or waived in a timely manner or at all, will result in the merger not being completed or delayed.  A failure to complete or delay in completing the merger may have an adverse effect on our businesses due to uncertainty or operating restrictions while the merger is pending or cause the market price of our common stock to decline.

The pending merger between our company and Vertro, Inc. will not be completed unless all of the conditions to the merger have been satisfied or, if permissible, waived.  Neither we nor Vertro, Inc. can predict what the effect on the market price of their respective shares would be if the merger is not completed, but depending on market conditions at the time, it could result in a decline in market price.  A substantial delay in completing the merger due to litigation that has been or may be instituted regarding the merger or the need to satisfy the conditions to closing the merger, or the imposition of any unfavorable terms, conditions or restrictions in obtaining a waiver to such conditions or otherwise, could have a material adverse effect on the anticipated benefits of, or increase the costs associated with or delay the cost savings anticipated from, the merger, thereby impacting the business, financial condition or results of operations of Inuvo after the merger.  In addition, the parties are subject to restrictions on the operation of their business while the merger is pending, which could impair their ability to operate their businesses and prevent them from pursuing attractive business opportunities that may arise prior to the completion of the merger.  Any of these situations could also result in a decline in the market price of our common stock.  Also, the uncertainty regarding whether the merger will be completed (including uncertainty regarding whether the conditions to closing will be met) could impact our relationship with our employees, suppliers and partners.  These restrictions and uncertainties could have an adverse impact on our business, operations and financial condition and could result in a decline in the market price of our common stock or an increase in the volatility of these market prices.

Additional risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC and our subsequent filings with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     (REMOVED AND RESERVED).

None.

ITEM 5.     OTHER INFORMATION.

In the second quarter of 2011, we launched a new marketing initiative, Kidzadu. However, the initial consumer acceptance of the model was lower than expected.  As a result of the disappointing initial results, as well as difficulties fully integrating the finance partner’s services, in August 2011 we determined to delay any further efforts on this initiative.  As a result, during the third quarter of 2011 we wrote off approximately $78,000 of capitalized development costs associated with our Kidzadu operations due to our indefinite delay in launching this business line.

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

INUVO, INC.

Date: November 9, 2011	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

Date: November 10, 2011	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer