Form 10-K
period 2011-12-31
INUVO, INC.
filed 2012-03-29
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

143 Varick Street, New York, NY	10013
(Address of principal executive offices)	(Zip Code)

(212) 231-2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE Amex, was approximately $21.1 million. As of March 28, 2012, there were 23,116,566 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2011, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	Revenue;
•	Primary operating costs and expenses;
•	Capital expenditures;
•	Operating lease arrangements;
•	Evaluation of possible acquisitions of or investments in business, products, and technologies; and

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

When used in this report, “2010” means the fiscal year ended December 31, 2010 and “2011” means the fiscal year ending December 31, 2011 and “2012” means the fiscal year ending December 31, 2012.

All share and per share information contained in this report gives effect to the 1:10 reverse stock split of our outstanding common stock effective December 10, 2010.

The information which appears on our web site at www.inuvo.com is not part of this report.

PART I

ITEM 1.  BUSINESS.

Company Overview

Inuvo® develops software and analytics technology that is accessible over the internet for use by online advertisers and website publishers.  The online advertisers agree to pay us when a consumer action, including a click, a lead or a sale, is initiated from within the platforms, and online publishers agree to generate consumer actions for a fee.

Our platforms provide a mechanism for advertisers, publishers and consumers to easily and openly connect, thus facilitating the execution of marketing programs.  Our performance marketing segment consists of the technology and analytics platforms that support online marketing.  Our web properties segment consists of  websites we own and operate and consumer applications we have designed, developed and marketed.  The performance marketing and web properties segments represented approximately 67.7% and 32.3%, respectively, of our total net revenue for 2011.  In 2010, the performance marketing and web properties segments represented approximately 72.4% and 27.6%, respectively, of our total net revenue.

As described later in this section under “Our History,” on March 1, 2012 we completed our acquisition of Vertro, Inc. (“Vertro”), an Internet company that owns and operates the ALOT product portfolio, comprised of both browser-based consumer applications and websites.  Vertro’s operations are now part of our web properties segment.

In evaluating the merger, we, and the management of Vertro, believed that the combination of the two companies could create a stronger, more scalable business, from which to attract advertisers, publishers and consumers.  Expected benefits include:

●	diversified revenue streams which should mitigate our dependence on one major customer;
●	an existing install and distribution capability through Vertro’s ALOT toolbar applications for our consumer facing innovations;
●	a stronger business from which to access both debt and capital markets to support growth;
●	the combination of two experienced digital marketing teams; and
●	the combination will eliminate approximately $2.9 million in overlapping annual operating and public company expenses.

We are in the early stages of integrating the operations of the two companies.

Industry Overview

The dollars spent on online advertising, as a function of total advertising spend, has continued to grow in the United States, and research supports the assumption that this will continue.  In 2011, online advertising spend grew 23% to $32.0 billion according to digital marketing research firm, eMarketer. As marketers evaluate their marketing spend across channels, they are likely to allocate increasingly larger percentages of overall budgets to online channels where return on investment (“ROI”) is more directly measurable and controllable.  As the amount of time individual consumers spend online as a percentage of their total time spent across all media continues to grow, it is believed that advertising spend will increase in those higher trafficked marketing channels. We believe our online business is well-positioned to benefit from these market and consumer trends.

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

While we have continued to generate revenue and profit from advertising network operations, our core strategy today is focused on building out the data, technology and analytics that support the Inuvo platform and the ALOT browser-based technology supporting the roughly 7 million worldwide consumers who have that technology on their desktop. The platform technology set is designed to be extensible, meaning we can technologically adapt more quickly to market trends by rapidly building platform extensions. With this capability, we can execute on both an innovation and fast follower strategy as it relates to the sales of online marketing solutions across marketing channels. Concurrently, we believe that with the Inuvo platform, we are in a position to provide publishers with additional value-added services that both retain and monetize their website traffic.

To help us market our products and increase their appeal to consumers around the world, we are constantly working to develop micro-segmented configurations of both the ALOT Home page and the ALOT Appbar. Consumers can, for example, choose to install an ALOT Appbar for recipes, which comes preconfigured with apps for cooking enthusiasts; or they could choose our version of ALOT Appbar for music, which comes preconfigured with apps for music enthusiasts. Regardless which configuration consumers choose, consumers have the ability to customize their experience by adding and removing apps to make their version of the product totally relevant to their individual interests.

Further, with the recent launch of the ALOT version of the BargainMatch application, we are able to offer consumers a comparative shopping and cashback service which they can access directly from their Appbar.

Performance Marketing

The performance marketing segment designs, builds, implements, manages and sells the various technology platforms and services we offer. The performance marketing segment consolidates some of  the disparate technologies and platforms we acquired between 2002 and 2008 into the Inuvo platform.  The Inuvo platform is an open, fraud filtering, lead generation marketplace designed to allow advertisers and publishers to manage their transactions in an automated and transparent environment. In addition to the core Inuvo platform for advertisers and publishers, we continue to sell services and license legacy platforms and directories within the performance marketing segment, also included below:

●     The ValidClick® service at www.validclick.com.  ValidClick is a fraud filtering, pay-per-click marketplace where publishers can integrate dynamically-generated advertisements within their websites based on the demographics and natural search behaviors of the consumer. ValidClick provides publishers with access to tens of thousands of advertisers in an easy-to-use XML-based implementation, giving the publisher greater control over content and integration than other competitive offerings.

●     The MyAP® Affiliate Platform at www.MyAP.com.  MyAP is a complete affiliate tracking and management software solution providing advertisers the ability to sign up, manage and track the activities of their publishers through a reliable, easy-to-use, and privately-branded platform with full data transparency.  Where the Inuvo Platform is an open platform where many advertisers and publishers interact, the MyAP platform is designed specifically to allow merchants to build private affiliate networks. Each advertising customer of MyAP is supported by a unique implementation of the software, customized to suit their individual needs and populated by publishers who use the platform exclusively for that advertiser.  Today, MyAP supports hundreds of customers.

●     The LocalXML service at www.localxml.com.  LocalXML is a service which allows publishers to make real-time calls to the LocalXML database.  These calls answer the simple questions “what” and “where.”  For example, “what” equals “steaks” and “where” equals “Tampa,” from which the LocalXML database returns a complete listing of all local businesses in Tampa that meet this criteria.  Publishers may customize how the data appears on their site, and include user reviews of the businesses searched.  The LocalXML service is designed to be bundled with the ValidClick service described above.

Web Properties

Our web properties segment designs, builds and implements unique offers and/or websites that generate revenue from the sale of products, services, data and advertising. The segment uses a number of online tactics for lead generation that includes search and affiliate and email marketing campaigns designed to drive traffic to the sites.    Web properties in this segment include:

●     The Yellowise.com™ directory search web site at www.yellowise.com.  Yellowise.com is a local search and review site powered by the LocalXML service.  Users may search by category and location, and receive requested search results.  Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.  Yellowise.com is the in-market website we use to ensure the LocalXML service performs in accordance with market needs.

●     The BargainMatch consumer product comparison-shopping and CashBack website at www.BargainMatch.com.  BargainMatch is also a service which allows publishers to offer their visitors an online shopping experienced branded around their site with rewards to consumers coming in the form of cash back on every online purchase made through the publisher. The service has been designed and positioned as a consumer loyalty solution.  The product line also includes a consumer facing application which can be downloaded at www.bargainmatch.com/installnow.

●      The Kowabunga consumer daily deals website at www.kowabunga.com.  Kowabunga is a daily deal program focused on rural America, a market Inuvo believes is underserved by market leaders. Inuvo has access to millions of consumers through its search marketing operations that are potential customers for a local deal of the day.  Inuvo is partnering with a national direct marketer, which currently markets offers from  thousands of merchants in rural America. Inuvo has developed the infrastructure to present daily local offers from the inventory of its partner to the consumers from the Inuvo Platform.  Inuvo believes that the potential reach of this program is to approximately 20 million households in 25 states, with a potential for 90% household penetration, 2,500 national and local retail advertisers.  Kowabunga was launched in the third quarter of 2011.

ALOT

Following our acquisition of Vertro in March 2012, we are in the process of integrating the ALOT product line into our web properties segment.

The ALOT product line offers two primary products to consumers, ALOT Home, a homepage product, and ALOT Appbar, a software application that consumers  install into their web browsers. Both ALOT Home and ALOT Appbar include a search box from which consumers conduct type-in web search requests. The ALOT Appbar provides access to a library of applications, which are used by consumers to receive dynamic information, perform useful tasks, or access their favorite content online. There are hundreds of apps available for consumers to choose from ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

In addition to displaying apps, the ALOT Home and ALOT Appbar products also include a search box from which a majority of the  revenue has historically been derived. Users conduct millions of searches per day producing both algorithmic results and  sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. If users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. Historically, search revenue from Google accounted for over 80% of revenue from the ALOT operations.

In addition to this search revenue, the ALOT products also generate revenue when users interact with certain applications from within the Appbars. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Website page-views are also monetized through cost-per-thousand display ads. We also utilize user data to enhance product offering and generate additional revenue.

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

Within search, our competitors include LookSmart, InfoSpace, Google, Yahoo!-Bing and Ask. Our affiliate competitors include Commission Junction, Linkshare and DigitalRiver.  The websites we own all have individual competitors based on their respective vertical markets.

Our ALOT competitors include, but are not limited to: Google, Yahoo!, IAC, MSN, Answers.com, Xacti, InfoSpace, IncrediMail and Conduit.com. Each of these entities offers a form of online media or entertainment through websites or downloadable products. These offerings can include web search, online news and information and other content and services.

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

Sales and Marketing

We utilize multiple sales and marketing strategies to drive business. For sales, we employ sales professionals whose job it is to build both advertiser and publisher relationships. For marketing, we use marketing channels that include our website, email campaigns, social media, blogs, public relations, trade shows, seminars, conferences, partner programs and search to build awareness for the suite of products and services.  The web properties segment uses search engine optimization (“SEO”) and search engine marketing (“SEM”) as well as affiliate marketing tactics and the Inuvo Platform to drive leads for the various offers we promote.

We market our ALOT products to consumers in approximately 20 countries encompassing eight languages around the world, and currently have users in more than 200 countries. Approximately half of our ALOT users are from what we refer to as Region 1, which we define as the U.S., Canada, U.K., Ireland, Australia and New Zealand.

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

We build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components.  We deliver our hosted solutions from facilities, geographically disbursed throughout the United States. Inuvo applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.  After the March 2012, merger, we currently maintain technical data center operations in four third-party collocation facilities in New York, New York, San Jose, California and Tampa, Florida.  We are in the process of consolidating these facilities into two locations.

Principal Customers

Prior to the acquisition of Vertro, in our performance marketing segment during 2011 and 2010, one customer represented approximately 94.4% and approximately 93.7%, respectively, of our net revenues in this segment.   In our web properties segment during 2011 and 2010, this same customer represented approximately 71.6% and approximately 46.5%, respectively, of our net revenues in this segment.  Vertro received approximately 81.0% and 87%, respectively, of its net revenue for 2011 and 2010 from a different single customer, Google. The loss of  either of these customers would have a material adverse effect on our business.

Intellectual Property Rights

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others.  We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information.  We have registered a number of trademarks including ValidClick®, ValidClick AdExchange®, MyAP®, Second Bite®, Kowa!Bunga®, Inuvo®, Zubican™, LocalXML™, Yellowise™ and trade and service registrations related to our products or services, including U.S. Federal Registration for ALOT® in the United States.

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

Software Development

Our software development costs are associated with the development of our Inuvo platform and our owned and operated web sites.  During 2011 and 2010, we capitalized approximately $340,000 and $600,000, respectively, on costs associated with these developments.

Employees

As of March 28, 2012, we employed 49 full-time employees. None of these employees are covered by a collective bargaining agreement.

Our History

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

In July 1997 we closed two separate Agreements and Plan of Reorganization to acquire Roli Ink Corporation ("RIC") and Safe Environment Corp. (“SECO”) in a reverse acquisition.  The businesses and management of the two acquired corporations became our business and management.  Under the terms of the Agreements and Plans of Reorganization, we acquired all of the issued and outstanding shares of RIC and SECO and the shareholders of RIC and SECO acquired approximately 59.9% of our common stock.  In November 2000, we sold substantially all of the assets of RIC to an unrelated third party and in August 2002 we sold the stock of SECO to an unrelated third party.

In March 2001, we acquired WorldMall.com which was reincorporated in North Carolina in June 2002 as WebSourced, Inc. and subsequently changed its name to MarketSmart Interactive, Inc. in January 2006.

Thereafter, we entered into the following acquisitions:

●	In August 2004, we acquired 100% of the outstanding stock of WebCapades, Inc.,
●	In January 2005, we acquired 100% of the outstanding stock of the Market Smart Advertising companies,
●	In February 2005, we acquired 100% of the stock of Personals Plus, Inc.,
●	In February 2005, we also acquired 100% of the stock of Ozona Online Network, Inc.,
●	In March 2005, we acquired 100% of the stock of KowaBunga! Marketing, Inc.,
●	In March 2005, we acquired the assets of Smart Interactive Ltd.,
●	In April 2005, we acquired 100% of the stock of PrimaryAds Inc.,
●	In July 2005, we acquired 100% of the stock of Real Estate School Online, Inc.,
●	In December 2005, we acquired 100% of the stock of Vintacom, Inc.,
●	In January 2006, we acquired 100% of the stock of Morex Marketing Group, LLC.
●	In April 2006, we acquired 100% of the stock of the Litmus Media, Inc.,
●	In April 2006, we also acquired 100% of the stock of Web Diversity Ltd.,
●	In May 2006, we acquired 100% of the stock iLead Media, and
●	In March 2012, we acquired Vertro, Inc. via a merger with a wholly-owned subsidiary

In 2009, our management reassessed the array of businesses that had been acquired in the preceding years and developed a strategy to focus on two core businesses; the performance marketing and web properties segments.  From 2009 through 2010, eleven businesses were either sold or retired.  The following is a summary of the significant business units currently or historically included in our discontinued operations:

●           In March 2010, we determined due to market and strategic reasons to exit the negative-option marketing programs which became part of our web properties segment following the iLead Media, Inc. acquisition in 2006.   In doing so, in 2009 we impaired approximately $850,000 of intangible assets and goodwill related to this business.

●           During the second quarter of 2008, we made a decision to divest our Market Smart Advertising, Inc. (“MSA”) operations and accounted for its operations as discontinued.  In 2010, we sold the assets of MSA and its related companies Rightstuff, Inc. and Checkup Marketing, Inc., all North Carolina corporations which were our wholly-owned subsidiaries. The purchase price of the assets was $766,636, of which $247,147 was paid at closing and the balance was paid in three equal monthly installments of $173,163 each during the 90 days following the closing.   Under the terms of the agreement, the purchaser also assumed certain liabilities related to the purchased assets.  To ensure orderly transition of the business, we agreed to provide the purchaser with hosting services at no cost for 90 days following the closing.  The agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds received from the sale of MSA were used to reduce our term note with Wachovia Bank, N.A.  Additionally, we reported a non-cash charge loss on the sale of MSA of approximately $1.5 million for 2010 in discontinued operations.

●           In August 2010, we contracted with an outsourced telemarketing company to handle in-bound calls generated from our lead generation website, BabytoBee.  By May 2011, were unable to realize a profit from this organizational structure and exercised our right to terminate the Master Services Agreement between the parties. Pursuant to the Master Services Agreement, we were required to pay a one-time payment of $340,000.  In addition, we wrote-off approximately $101,000 related to the sale of property and equipment to the outsourcing telecommunication company.

●           In December 2010, we closed the sale of the assets of our Real Estate School Online, Inc. (“RESO”) subsidiary to DF Institute, Inc. under the terms of an Asset Purchase Agreement between the parties.  The purchase price of the assets was $750,000, of which all was paid at closing less $31,716 working capital adjustment and $50,000 held in escrow for a period of one year. Earlier in 2010, we announced our intention to sell the business and we have accounted for the subsidiary as a discontinued operation since that time. To ensure an orderly transition of the business, we agreed to provide transitional services until April 15, 2011 and we received a fee of $107,204 paid in five equal monthly installments. The Asset Purchase Agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds from the sale were used to reduce a term note with Wachovia Bank, N.A. In addition, we reported a gain on the sale of RESO in discontinued operations of approximately $500,000.

●           On October 16, 2011, we entered into an agreement and plan of merger Vertro, Inc.  On March 29, 2012, at special meetings of shareholders for Vertro and Inuvo, the shareholders of each company elected to merge the two companies.  On March 1, 2012, the merger closed and Vertro became our wholly-owned subsidiary. Pursuant to the terms of the agreement, each share of Vertro common stock that was issued and outstanding at the effective time of the merger was cancelled and converted into the right to receive 1.546 shares of our common stock.  We issued an aggregate of 12,713,552 shares of our common stock to the Vertro stockholders.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.  If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

Risks Related to Our Business

We have a history of losses and there are no assurances we will ever generate profits.  As of December 31, 2011 we have an accumulated deficit of approximately $114.6 million.  For 2011, our operating loss from continuing operations was approximately $9.2 million and for 2010 our operating loss from continuing operations was approximately $4.6 million.  While we expect to report higher revenues in 2012 following our acquisition of Vertro, there are no assurances that these additional revenues will fully offset the additional costs and result in profitable operations of the combined companies in future periods.

The failure to integrate successfully the businesses of Inuvo and Vertro in the expected timeframe could adversely affect our future results following the completion of the merger.   The success of the merger with Vertro will depend, in large part, on the ability of the combined company following the completion of the merger to realize the anticipated benefits from combining the businesses of Inuvo and Vertro. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

●	using the combined company’s cash and other assets efficiently to develop the business of the combined company;
●	appropriately managing the liabilities of the combined company;
●	potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company;
●	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the merger; and
●	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

There are no assurances that all of the expected benefits of the merger with Vertro will be realized.

We depend on two customers for a significant portion of our revenues.  Prior to the acquisition of Vertro, we received 86.6%, and 80.3%, respectively, of our net revenue for 2011 and 2010 from a single customer, Yahoo!. Vertro received approximately 81.0%, and 87.0%, respectively, of its net revenue for 2011 and 2010, from a different single customer, Google.  Our current contract with Yahoo! expires in April 2013.  Our current contract with Google expires December 31, 2012.

The amount of revenue we receive from these customers depends on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability of to display relevant ads in response to our end-user queries.   We will likely experience a significant decline in revenue and our business operations could be significantly harmed if:

●	We fail to have websites and applications approved;
●	Our paid listings providers' performance deteriorates; or
●	We violate our paid listings providers' guidelines or they change their implementation guidelines.

In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues.  The loss of either of these customers or a material change in the revenue or gross profit generated by these customers will have a material adverse impact on our business, results of operations and financial condition in future periods.

Our success depends on our ability to continue and expand relationships with other Internet media content, advertising and product providers.  The Internet includes an ever-increasing number of businesses that offer and market consumer products and services.  Advertising providers allow us to generate advertising revenue from our downloadable products, as well as our and our affiliates’ websites.  We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become more competitive.  Additionally, upstream advertising networks that we use may offer customers discounts as away to attract more advertisers to their network thereby reducing our revenues generated by these networks.  This competitive environment might prevent us from satisfactorily executing profit generating advertising and joint effort marketing programs in the future.  This competitive environment may also prevent us from providing content and product and service providers from marketing their products and services through our downloadable products, as well as our and our affiliates’ websites.  If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations.

Portions of our performance marketing business are dependent upon our relationships with, and the success of, our distribution partners, including our ability to attract new distribution partners and retain existing distribution partners on favorable terms. Our performance marketing distribution partners are very important to our business.  Our distribution partners may experience difficulty in attracting and retaining a substantial number of users due to, among other reasons, the rapidly changing nature of the market, technological innovation, industry consolidation, and changing consumer preferences.  In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses, or find our competitors to be more attractive.  Additionally, we have in the past and expect that in the future we will cease displaying advertisements through certain distribution partners whose traffic does not adequately convert to revenue for our monetization partners. Moreover, our agreements with our distribution partners vary in duration and generally are not exclusive or long-term agreements. We may not be successful in recruiting new distribution partners or renewing our existing distribution partnership agreements. If we are able to recruit new distribution partners or renew existing agreements, there is no guarantee that the new agreements will be on as favorable terms as our existing distribution basis. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, financial position, and results of operations.

The success of our business is dependent on our ability to maintain and grow our active consumer base. Our web properties segment operates a portfolio of websites and consumer-oriented interactive products including Appbars and homepages. Our web properties segment derives the majority of our revenue from advertisements directed towards consumers. The amount of revenue generated by the web properties segment is dependent on our ability to maintain and grow our user base. Factors that influence our ability to maintain and grow our active user base include, but are not limited to, government regulation, acceptance of our Appbar products and websites by consumers, the availability of advertising to promote our websites and Appbar products, third-party designation of Appbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising. We acquire users of our websites and ALOT products primarily through online advertising that we purchase from ad networks at prices agreed to based on expected rate of return. We have historically experienced difficulties in achieving cost effective distribution for ALOT products because we were unable to acquire our targeted number of users at desired prices. If we are unable to maintain and grow our active user base, it could have a material adverse effect on our business, financial condition, and results of operations.

We base customer acquisition decisions in our web properties business primarily on our model of the predicted rate of return on new users. If the estimates and assumptions it uses in calculating the predicted rate of return for new users are inaccurate, our customer acquisition decisions may be misguided.  We acquire users based on our predicted return which it calculates using estimates and assumptions and data from previously acquired users. The estimates and assumptions include estimates about user behavior and third party advertising revenue, both of which are out of our control. Estimates and assumptions used in calculating predicted rate of return may not be accurate or correct. Accordingly, the calculation of predicted rate of return may not be reflective of our actual returns. If we are unable to effectively manage our customer acquisition costs, it could have a material adverse effect on our business, financial condition, and results of operations.

We deliver advertisements to users from third-party ad networks which exposes our users to content and functionality over which we do not have ultimate control.  We display pay-per-click, banner, cost per acquisition, and other forms of Internet advertisements to users that come from third-party ad networks. We does not control the content and functionality of such third-party advertisements and, while it provides guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition, and results of operations.

Our credit facility with Bridge Bank imposes restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of such debt, which we may not be able to repay or refinance.   In March 2012, we entered into a credit facility with Bridge Bank, which provides for up to $15.0 million in loans in a combination of term loans and revolving loans. The credit facility contains a number of covenants that, among other things, requires us, and certain of its subsidiaries, to:

●	pay fees to the lender associated with the credit facility;

●	maintain our corporate existence in good standing;

●	grant the lender a security interest in our assets;

●	provide financial information to the lender; and

●	refrain from any transfer of any of our business or property (subject to customary exceptions).

Our ability to comply with the provisions of the credit facility will be dependent upon its future performance, which may be affected by events beyond our control. A breach of any of its covenants could result in a default under the credit facility. In the event of any such default, Bridge Bank could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, Bridge Bank could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay an amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to obtain a waiver to cure any such default.

If we are unable to raise additional capital as needed, our ability to grow our company and satisfy our obligations as they become due will be in jeopardy. It is likely that we will need to raise significant additional capital to grow our company, fund our operating expenses and satisfy our obligations as they become due, including our revolving credit facility and term loan with Bridge Bank, N.A. Our revolving credit facility matures in 2014 and the term loan expires in February 2016.  We do not have any commitments to provide this additional capital and we cannot assure you that funds are available to us upon terms acceptable to us, if at all. If we do not raise funds as needed, our ability to provide for current working capital needs and satisfy our obligations is in jeopardy. In this event, you could lose all of your investment us.

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

Our business may incur liability for information retrieved from or transmitted through its applications, websites or websites linked to it.  Because our business publishes or makes various information available on its applications, websites or though linked websites, we may be sued for, or incur liability related to, defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or other legal claims.  Our business also offers email services subjecting us to liabilities or claims relating to unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service.  Liability or expense relating to these types of claims could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business could be significantly impacted by the occurrence of natural disasters such as hurricanes and other catastrophic events. We maintain a data center and office in Clearwater, Florida and, are therefore, susceptible to damage from hurricanes or other tropical storms.  Although we believe we have adequate backup for this data in a secure location, we may not be able to prevent outages and downtime caused by these storms or other events out of our control, which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

We may incur liability if we fail to adequately protect personal information.  Some segments of our business handle personally identifiable information pertaining to our users residing in the United States as well as foreign countries.  Many jurisdictions have adopted privacy, security, and data protection laws and regulations intended to prevent improper use and disclosure of personally identifiable information.  In addition, some jurisdictions impose database registration requirements for which significant monetary and other penalties may be imposed for failure to comply.  These laws, which are subject to change and may be inconsistent, may impose costly administrative requirements, limit our handling of information, and subject us to increased government oversight and financial liabilities all of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We depend on key personnel, the loss of whom could harm our business.  Our success depends in part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills, and management expertise or key business relationships.  We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to our success, which may result in disruption of operations, loss of key business relationships, information, expertise or know-how, unanticipated additional recruitment and training costs, and diminished anticipated benefits of acquisitions, including loss of revenue and profitability.  Our future success is substantially dependent on the continued service of our key senior management.   We do not have key-person insurance on any of our employees.  The loss of the services of any member of our senior management team, or of any other key employees, could divert management’s time and attention, increase our expenses and adversely affect our ability to conduct our business efficiently.  Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees.  We may be unable to retain our key employees or attract, retain and motivate other highly qualified employees in the future.  We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future.

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

We have made and anticipate making additional significant investments in new initiatives related to current and future product and service offerings that may not meet expectations in terms of the viability, success, or profitability of such initiatives. We have made and anticipate making significant investments in new initiatives related to current and proposed product and service offerings. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. There can be no assurance that any of these initiatives will be timely, viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.

If we fail to grow or manage our growth, our business will be adversely affected.  To succeed, we must grow. We may make additional acquisitions in the future as part of our growth initiatives. These may include acquisitions of international companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which it has little or no experience. Additionally, we may fail to achieve anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:

●
we may incur substantial costs, delays, or other operational or financial problems in integrating acquired businesses, including integrating each company’s accounting, management information, human resource, and other administrative systems to permit effective management;

●	we may not be able to identify, acquire, or profitably manage any additional businesses;
●	with smaller acquired companies, we may need to implement or improve controls, procedures, and policies appropriate for a public company;
●	the acquired companies may adversely affect Our consolidated operating results, particularly since some of the acquired companies may have a history of operating losses;
●	acquisitions may divert management’s attention from the operation of Our businesses;
●	we may not be able to retain key personnel of acquired businesses;
●	there may be cultural challenges associated with integrating employees from acquired companies into Our organization; and
●	We may encounter unanticipated events, circumstances, or legal liabilities.

Any of these factors could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Our Industry

We are subject to risks frequently encountered by companies in the Internet marketing and advertising industry.  Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet marketing and advertising industry. During 2011, the search alliance between Microsoft and Yahoo! adversely impacted our revenues and any continued consolidation within the search segment could result in additional decline in this portion of our business.  In addition, we face other risks associated with our industry, including the need to:

●	attract new clients and maintain current client relationships;
●	achieve effective advertising campaign results for our clients;
●	continue to expand the number of services and technologies we offer;
●	successfully implement our business model, which is evolving;
●	respond to pricing pressure in some of our lines of business;
●	maintain our reputation and build trust with our clients;
●	identify, attract, retain and motivate qualified personnel;
●	accurately measure impressions, searches, clicks, or other online actions for our advertisers, publishers, or partners;
●	adapt to changes in online advertising, email, and other filtering software; and
●	manage online credit card billing and customer service concerns.

There are no assurances we will be able to effectively manage these risks. Our failure to do so could result in a decline in our revenues and impact our ability to continue as a going concern.

Regulatory and legal uncertainties could harm our business.  While there are currently relatively few laws or regulations directly applicable to Internet access, commerce, or commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local, and international governments to consider adopting civil and criminal laws and regulations, amending existing laws and regulations, conducting investigations, or commencing litigation with respect to the Internet and other online services covering issues such as:

●	user privacy;
●	trespass;
●	defamation;
●	database and data protection;
●	limitations on the distribution of materials considered harmful to children;
●	liability for misinformation provided over the web;
●	user protection, pricing, taxation, and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);
●	delivery of contextual advertisements via connected desktop software;
●	intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;
●	distribution, characteristics, and quality of products and services; and
●	other consumer protection laws.

Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers’ computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not rely on spyware for any purpose, and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our product offerings. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently, all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms. The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn:

●	decrease the demand for our services;
●	increase our cost of doing business;
●	preclude us from developing additional products or services;
●	result in adverse publicity to us;
●	subject us to fines, litigation, or criminal penalties; or
●	enjoin us from conducting our business or providing any of our services;

any of which could have a material adverse effect on our business, financial condition, and results of operations.

The regulatory environment with respect to online marketing practices is also evolving. The Federal Trade Commission, or FTC, has increasingly focused on issues affecting online marketing, particularly online privacy and security issues. One of the key areas of focus for the FTC is the difference between spyware and ad-serving software, such as our downloadable toolbar applications.

We may face third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement.  We are aware of allegations from time to time concerning these types of claims and in particular in respect of copyright and trademark infringement claims. While we believe that we have defenses to these types of claims under appropriate trademark laws, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of management’s time and attention.

Risks Related to an Investment in Our Common Stock

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock.  Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter.  Our agreements with clients do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new clients.  Quarterly fluctuations in our operating results also might be due to numerous other factors, including:

●	our ability to attract new clients, including the length of our sales cycles, or to sell increased usage of our service to existing clients;
●	technical difficulties or interruptions in our services;
●	changes in privacy protection and other governmental regulations applicable to the our industry;
●	changes in our pricing policies or the pricing policies of our competitors;
●	the financial condition and business success of our clients;
●	purchasing and budgeting cycles of our clients;
●	acquisitions of businesses and products by us or our competitors;
●	competition, including entry into the market by new competitors or new offerings by existing competitors;
●	discounts offered to advertisers by upstream advertising networks;
●	our history of litigation;
●	our history of uncollectable receivables;
●	our ability to hire, train and retain sufficient sales, client management and other personnel;
●	timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;
●	concentration of marketing expenses for activities such as trade shows and advertising campaigns;
●	expenses related to any new or expanded data centers; and
●	general economic and financial market conditions.

The market price for our shares of common stock may continue to be highly volatile and subject to wide fluctuations.  The market for our common stock has recently been subject to significant disruptions that have caused substantial volatility in the prices of these securities, which may or may not have corresponded to our business or financial success. The market price for shares of our common stock has declined substantially in recent months and could decline further if Inuvo’s future operating results fail to meet or exceed the expectations of market analysts and investors and/or current economic or market conditions persist or worsen. Some specific factors that may have a significant effect on the future market price of our common stock include:

●	actual or expected fluctuations in its operating results;

●	variance in its financial performance from the expectations of market analysts;

●	changes in general economic conditions or conditions in its industry generally;

●	changes in conditions in the financial markets;

●	announcements of significant acquisitions or contracts by Inuvo or its competitors;

●	its inability to raise additional capital and maintain its exchange listing;

●	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

●	additions or departures of key management personnel;

●	actions by its stockholders;

●	changes in market prices for its products; and

●	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or its industry generally.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company.  Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

New legislation, which could be proposed or enacted at any time in the future, new regulations or changes in the regulatory climate, or the expansion, enforcement, or interpretation of existing laws could prevent us from offering some or all of our services or expose us to additional costs and expenses requiring substantial changes to our business or otherwise substantially harm our business.

Due to the global nature of the Internet, it is possible that multiple state, federal, or international jurisdictions might inconsistently regulate Internet activities, which would increase our costs of compliance and the risk of violating the laws of a particular jurisdiction, both of which could have a material adverse effect on our business, financial condition, and results of operations.

Significant dilution will occur if outstanding warrants and options are exercised or restricted stock unit grants vest.  As of March 28, 2012, we had warrants and stock options outstanding to purchase a total of approximately 2.0 million shares at share prices ranging from $1.09 to $32.80 per share. Also, as of March 28, 2012, we had approximately 63,000 restricted stock units outstanding.  If outstanding warrants and stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant.

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

ITEM 2.  PROPERTIES.

Following our acquisition of Vertro on March 1, 2012, our principal executive offices are located in New York, New York (administration, finance, business development, product development, customer service, and technical personnel) with other offices located in Clearwater, Florida (finance, administration, marketing, product development and technical personnel) and  vacant office space we are trying to sublease in Ft. Myers, Florida.

Additionally, we maintain technical data center operations in four third-party collocation facilities in New York, New York, San Jose, California, and Tampa, Florida.

As of March 28, 2012, our leased properties provide us with an aggregate of approximately 53,500 square feet for all of its operations. This total does not include its allocated space for our technical data centers or vacant office space. We believe these facilities are adequate at this time for their intended use.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following litigation which is not incidental to its business:

Shareholder Class Action Lawsuits.  In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court’s prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court’s prior order on summary judgment.  Vertro intends to file a petition for certiorari with the United States Supreme Court seeking review of the Eleventh Circuit’s decision.

Derivative Stockholder Litigation.  On July 25, 2005, a stockholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of Vertro in the United States District Court for the Middle District of Florida, against certain of Vertro’s directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by orders of the court, the case was stayed pending the resolution of the defendant’s motion to dismiss in the securities class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff’s counsel that the case is due to be reopened.

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

Express Revenue, Inc. v. Inuvo, Inc.; Case No. 10-44118-13, in the Circuit Court for the Seventeenth Judicial Circuit of Florida. On November 4, 2010, the plaintiff filed this lawsuit alleging breach of oral contract, and violation of Florida Statute §68.065, among other claims, and seeking approximately $30,000 for allegedly unpaid commissions dating back to 2009. This matter is in its initial stages and Inuvo is defending the claim.

ICR, LLC v. Inuvo, Inc.; Case No. 2010-10920-CI, in the Circuit Court for the Sixth Judicial Circuit of Florida. On July 19, 2010, the plaintiff filed this lawsuit claiming breach of contract and unjust enrichment.  This suit was settled in February 2012 for $8,500.State of Florida civil investigation re Inuvo, Inc. formerly d/b/a iLead Media, LLC d/b/a Home Biz Ventures, LLC, Case No. L09-3-1186. The State of Florida Attorney General’s office served a subpoena for documents on November 23, 2009, relating to the negative-option marketing business of former Inuvo subsidiary iLead Media, LLC. Inuvo responded to the subpoena and has continued to engage in informational exchanges with the Attorney General’s office.

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida.  This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. The litigation has not been actively prosecuted, but the plaintiff recently served discovery requests seeking additional information. Inuvo is actively defending this action, and the co-defendants’ separate counsel is likewise defending the claim against the co-defendants.

Microchannel Technologies Ltd. v. Think Partnership, Inc.; Case No. 08-08287-CI-20, in the Circuit Court for the Sixth Judicial Circuit of Florida.  This action, instituted in 2008, involves a claim for unpaid license fees by a UK publisher against Inuvo’s former UK subsidiary, Web Diversity Limited.   This suit was settled in February 2012 for $7,000.

Hypertouch, Inc. v. ValueClick, Inc., E-Babylon, Inc., Hi-Speed Media, Inc., VC E-Commerce Solutions, Inc. Webclients, Inc. and Primary Ads, Inc., Case No. LC081000, in the Los Angeles Superior Court.  On April 8, 2008, Hypertouch, Inc. filed an action against Inuvo and various other defendants in the same industry. The plaintiff is seeking recovery for purported violations of the California anti-“spam” statute and the California unfair competition statute, alleging that Inuvo sent 4,000 “spam” e-mails.  This case was settled in January 2012 for $40,000.

Oltean, et al. v. Think Partnership, Inc.; Edmonton, Alberta CA. On March 6, 2008, Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against Inuvo in The Court of Queen’s Bench of Alberta, Judicial District of Edmonton, Canada, claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock. On March 6, 2008, the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of Inuvo, again for wrongful dismissal and claiming the same damages. In October 2009, the two actions were consolidated. The case is in the discovery stage and Inuvo is vigorously defending the matter.

Litigation Relating to the Merger. On October 27, 2011, a complaint was filed in the Supreme Court of the State of New York, County of New York against Vertro, its directors, Inuvo, and Anhinga Merger Subsidiary, Inc. on behalf of a putative class of Vertro shareholders (the “New York Action”).  Two other complaints, also purportedly brought on behalf of the same class of shareholders, were filed on November 3 and 10, 2011, against these same defendants in Delaware Chancery Court and were ultimately consolidated by the Court (the “Delaware Action”).  The plaintiffs in both the New York and the Delaware Actions alleged that Vertro’s board of directors breached their fiduciary duties regarding the merger with Inuvo and that Vertro, Inuvo, and Anhinga Merger Subsidiary, Inc. aided and abetted the alleged breach of fiduciary duties. The plaintiffs asked that the merger be enjoined and sought other unspecified monetary relief.

Plaintiffs in the Delaware Action requested expedited discovery and related proceedings, but this request was denied by the Delaware Chancery Court on December 21, 2011.  Defendants in the Delaware Action moved to dismiss plaintiffs’ complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012.  The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings.  The New York Court granted Defendants’ motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants’ motion to dismiss and the plaintiff’s pending request for expedited discovery.

We were a party to litigation with a former employee, for alleged breach of an employment agreement and other contract and tort claims.  On April 7, 2011, we entered into an agreement to settle this litigation pursuant to which we agreed to pay an aggregate of $125,000, partially covered by insurance,  and issue 50,000 shares of the our common stock valued at approximately $135,000 in full settlement of this litigation.  We recorded a one-time charge of $235,000 related to this settlement and it is included in Litigation Settlements in the 2011 consolidated statements of operations.

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys’ fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. Under the terms of Inuvo’s directors and officers liability policy, its insurer has already paid approximately $588,000 of attorneys’ fees and costs to Mr. Mitchell’s counsel. Mr. Mitchell is seeking an additional approximately $265,000 of fees and costs which he allegedly owes to his counsel. The complaint alleges breach of contract/indemnity agreement, breach of implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, and failure to indemnify pursuant to our bylaws and the Nevada statutes. The complaint seeks a judgment against us for actual, consequential and special damages in excess of $10,000, advances of fees, costs and expenses, punitive damages, attorney’s fees and costs, pre and post-judgment interest and a determination of his rights with respect to the indemnification agreement, our bylaws and the Nevada statutes. Given the amount of recovered funds received by Mr. Mitchell, and the position of Inuvo’s insurer that any reimbursement beyond what has already been paid is unwarranted, Inuvo intends to defend this lawsuit on the basis of the scope of the applicable indemnification and the reasonableness of the fees demanded.

ITEM 4.  Mine Safety and Disclosures.

Not applicable

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

	High	Low
Year Ended December 31, 2010:
First Quarter	$4.40	$2.70
Second Quarter	$3.00	$1.30
Third Quarter	$3.40	$1.60
Fourth Quarter	$6.60	$2.80

Year Ended December 31, 2011:
First Quarter	$5.85	$2.58
Second Quarter	$3.02	$1.65
Third Quarter	$4.49	$1.02
Fourth Quarter	$1.94	$0.69

As of March 27, 2012, the last reported sale price of the common stock on NYSE Amex was $0.88.  As of March 28, 2012, there were approximately 423 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock since our inception.  Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.  While our board of directors will make any future decisions regarding dividends as circumstances surrounding us changes, presently it is not anticipated that we will pay any cash dividends in the foreseeable future.

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

The performance marketing segment designs, builds, implements, manages and sells the various technology platforms and services we offer.  The performance marketing segment consolidates the disparate platforms we acquired between 2002 and 2008, resulting in a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation is referred to as the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment.  In addition to the core Inuvo Platform for advertisers and publishers, we continue to sell services and license legacy platforms or directories within the performance marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, we must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The web properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising.  The web properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns.  In the future, we expect that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory, and strategic partners and web developers have the ability to customize implementations through an application-programming interface. We believe a very important by-product of the our business is the information produced both on the advertiser side, where we analyze what kind of products convert, and on the publisher side, where it analyzes what kind of websites consumers have interests in. This business intelligence allows for improved detection of fraudulent transactions and higher advertising response rates.

As described later in this section, beginning in the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from our migration to the recently launched Yahoo!-Bing platform.  While we have made adjustments to adapt to this new marketplace, we continued to experience volatility in volumes and revenue through the third quarter of 2011. As a result, our operations and liquidity have been adversely impacted.    Effective with the completion of the merger in March 2012 with Vertro, the percentage of our revenue sourced from Yahoo!-Bing will be greatly reduced.

In the third quarter of 2011, we launched BargainMatch and Kowabunga.  BargainMatch, an owned and operated website in the web properties segment, is our comparative shopping site that rewards consumer loyalty by providing cashback on the purchase of products.  BargainMatch has an extensive panel of retailers that offer cash incentives for purchases across a large list of SKUs. Retailers determine how much they will pay for a customer purchase. We take a share of the transaction and set aside the cashback portion for customers.

Kowabunga is a daily deal program. We have access to millions of consumers through our search marketing operations that are potential customers for a local deal of the day. We have partnered with a national direct marketer, which currently markets offers from hundreds of thousands of merchants in rural America. We developed the infrastructure to present daily local offers from the inventory of its partner to the consumers from our platform.

Subsequent Events

On March 1, 2012, we completed our acquisition of Vertro, Inc. (“Vertro”), an Internet company that owns and operates the ALOT product portfolio.  Vertro’s operations are now part of our web properties segment.

In evaluating the merger, we, and the management of Vertro, believed that the combination could create a stronger, more scalable business from which to attract advertisers, publishers and consumers.  We also expect that the combination will allow for the elimination of approximately $2.4 million in overlapping operating and public company  annual expenses.  Other expected benefits include:

●	diversified revenue streams which will mitigate our dependence on one major customer;
●	an existing install and distribution capability through Vertro’s ALOT toolbar applications for our consumer facing innovations;
●	a stronger business from which to access both debt and capital markets to support growth; and
●	the combination of two experienced digital marketing teams.

We are in the early stages of integrating the operations of the two companies.

NYSE Amex

On May 9, 2011, we received notice from the NYSE Amex that we were below certain of the exchange’s continued listing standards due to stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a)(ii) of the NYSE Amex Company Guide.  The exchange accepted our plan to regain compliance with the continued listing standards and in June 2011 we executed the first part of the plan by raising $2.7 million in equity.  Another key component of the plan was the launching of new marketing initiatives, BargainMatch and Kowabunga! , that we believed would enhance revenues and income in the next 12 months.  However, following the closing of the merger with Vertro, our stockholders’ equity then exceeded the minimum requirement of the exchange and we regained compliance with the continued listing standards.  The exchange has advised us it will monitor our continued compliance for several quarters as we integrate Vertro’s operations into our company.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting practices (“GAAP”).  The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We evaluate estimates, including those related to our allowance for doubtful accounts receivable, goodwill and amortizable intangibles, certain stock based compensation and income taxes, on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

 Performance Marketing Segment:

●      Affiliate Network - Consistent with the provisions ASC 605-45, Revenue Recognition – Principal Agent Considerations (“ASC 605-45”) we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor.  Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis. Revenue is recognized when the related services are performed.

●     Search Network - In accordance with ASC 605-45 we record as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of revenue. Revenue from our company-owned networks is based on a “per click” basis and is recognized once the action is taken.

●    Affiliate Software - We recognize revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in unbilled revenue.

●    Hosting Arrangements – We recognize revenue through a monthly hosting fee and additional usage fees as provided.

Web Properties Segment:

●     Online Membership Income - We recognize revenue from online membership revenue when payment is received and the service date of providing membership benefits has taken place.

●     Lead Sales - For lead sales, our revenue recognition varies depending on the arrangement with the purchaser. Where the arrangement provides for delivery only, revenue is recognized when the lead information is provided to the purchaser. Where the arrangement provides for compensation based on sales generated by the purchaser from the lead, we recognize revenue in the period that the purchasing company makes a sale that was derived from the lead we provided.

●     List Management Services - Substantially all of our revenue is recorded at the net amount of its gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our financial statements, because of various pass-through expenses. In compliance with ASC 605-45, we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

Accounts Receivable and Allowance for Doubtful Accounts

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

For the year ended December 31, 2011, we had impairments of our goodwill and other intangible assets of approximately $2.6 million as a result of exiting our call center activities.  In 2010, we wrote off $92,000 of tradenames as part of the sales of Real Estate School Online and recorded an impairment loss of $400,000 associated with the Morex and Primary Ads tradenames.

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

We have adopted certain provisions of ASC 740 Income Taxes. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

Stock Awards and Stock Based Compensation

We value stock compensation based on the fair value recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of option grants over the requisite employee service period.

During the year ended December 31, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $490,000.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation.  The RSAs will vest upon the earlier of payment of the deferred compensation or one year from the date of grant.  The number of RSAs granted in conjunction with the deferred compensation program was 326,291 for the year ended December 31, 2011 and were granted at an exercise price ranging from $1.09 per share to $2.94 per share on the date of each grant.  As of December 31, 2011, none of the shares of restricted stock granted in connection with these elected deferrals were issued.

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

Results of Operations

Overview of 2011

Net revenues decreased 26.9% for the year ended 2011 compared to 2010. This decline in revenue is due primarily to the decrease in revenue in our search revenue due to the volatility from the Yahoo!-Bing migration and due to exiting of the telemarketing business.  Gross profit decreased by 24.0% in 2011 when compared to 2010, while our gross margins increased over 1.5 percentage points. The decrease in gross profit was also primarily due to the exiting of the telemarketing activity and the impact of the Yahoo!-Bing migration.  The increase in gross margin was primarily due to a higher percentage of our revenue coming from our web properties segment largely driven by traffic through our owned and operated websites that historically have higher gross margins. In the year ended 2011, our operating expenses decreased by approximately $2.7 million over the same period in 2010 due primarily to an increase in search spend of approximately $2.0 million offset by decreases in compensation, telemarketing fees and other selling, general and administrative expenses as management continues to manage these costs.

Our net loss from continuing operations for the year ended 2011 increased by approximately $4.6 million from the same period in 2010 due to higher operating expenses driven lower revenue and gross profit impacted by higher search costs driving traffic to our owned and operated websites and no corresponding reduction of other costs. During 2011, we incurred an expense of approximately $375,000 associated with two litigation settlements.  Additionally in 2011, we incurred an impairment charge on goodwill and names database of approximately $2.6 million due to our exiting the telemarketing activity in our BabytoBee business.

Net Revenue

Total net revenue from our performance marketing and web properties segments for 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance marketing	24,251	67.7%	35,449	72.4%	(11,198)	(31.6)%
Web properties	11,569	32.3%	13,521	27.6%	(1,952)	(14.4)%
Total net revenue	35,820	100.0%	48,970	100.0%	(13,150)	(26.9)%

Net revenue from our performance marketing segment decreased 31.6% over last year primarily due to the decrease in the number of transactions driven through third party affiliates. We serve hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine. For 2011 and 2010, 94.4% and 93.2% of our net revenue in our performance marketing segment was attributable to this relationship.  As described elsewhere herein, during the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from the migration to the recently launched Yahoo!-Bing platform.  While we have made adjustments to adapt to this new marketplace we continue to experience instability in our revenue streams. Additionally, we expect our reliance on the foregoing customer to be material going forward, however, the reliance is partially mitigated by our Vertro acquisition whose primary business is materially reliant on a different search engine and customer base.

The decline in net revenue from our web properties segment of 14.4% in 2011 as compared to 2010 was primarily due to a decrease of $3.9 million decrease in revenue from our BabytoBee business partially offset by an increase in revenue from our owned and operated websites of approximately $1.9 million.  Net revenue from our BabytoBee business was approximately $3.2 million in 2011 as compared to approximately $7.1 million for 2010. This decrease of 54.6% was primarily due to a decline in lead volumes and lower revenue as a result of exiting the  telesales component of the business  in June 2011.  Additionally, our web properties segment was negatively impacted by a chargeback of approximately $1.5 million for advertiser refunds due to traffic irregularities from sources we believe we have located and removed.

We believe that the revenue trends described above for the performance marketing segment will continue as we focus our marketing to our owned and operated websites.  However, as we expand our product offerings in our web properties business in 2012 and integrate Vertro’s operations into this segment, we expect that the web properties segment revenue will increase.

Cost of Revenue and Gross Profit

Cost of revenue, which includes affiliate payments, data acquisition amortization, merchant processing fees and product costs, were as follows (in thousands):

	Year Ended December 31,
	2011 % of Revenue	2010 % of Revenue	% Change
Affiliate expenses	50.6%	54.7%	(4.1)%
Data acquisition	7.4%	4.8%	2.6%
Merchant processing fees and product costs	0.2%	0.2%	-
Total cost of revenue	58.2%	59.7%	(1.5)%

The lower affiliate payments in 2011 as a percentage of revenue compared to the same period in 2010 is due to a higher percentage of search transactions with our owned and operated websites. We anticipate that these costs will continue to increase in dollar amounts as revenue from the Inuvo platform and our search network increases but to decrease as a percentage of revenue as we focus on managing the revenue generated from our owned and operated websites.

The decrease in data acquisition costs as a percentage of revenue in 2011 compared to 2010 is due primarily to email distribution costs tied to our web properties segment as revenue from our BabytoBee website has decreased over this same period. Consistent with the changes in our net revenues and cost of revenues described above, our gross margin increased to 42.0% during 2011 from 40.3% in 2010. This increase in margin is due to the increasing percentage of revenue derived from owned and operated websites. Overall, gross profit increased approximately $4.7 million during 2011 from 2010.

The following table provides information on gross profit by operating segment for each of the periods presented (in thousands):

	Year Ended December 31,
	2011 ($)	% of Gross Profit	2010 ($)	% of Gross Profit	$ Change	% Change
Performance marketing	6,093	40.7%	8,563	43.4%	(2,470)	(28.8)%
Web properties	8,895	59.3%	11,152	56.6%	(2,257)	(20.2)%
Total gross profit	14,988	100.0%	19,715	100.0%	(4,727)	(24.0)%

Gross profit in our performance marketing segment decreased in 2011 from 2010 as the result of decreased revenue from third party publishers due to the volatility of these publishers driving revenue to our largest customer.  For 2011 and 2010, gross margin of our performance marketing segment was approximately 25.1% and 24.2%, respectively, of performance marketing segment net revenue.

The decrease in gross profit in our web properties segment during 2011 from 2010 is primarily attributed to a reduction in revenue and lead volumes noted above in our BabytoBee business. Gross margin in our web properties segment for 2011 and 2010 was approximately 76.9% and 82.5%, respectively. The decrease in margin in the web properties segment is due to the relatively fixed nature of our direct costs in this segment which was impacted by the lower revenue and the chargeback noted above.

Operating Expenses

Operating expenses, which consist of search costs, compensation and telemarketing and selling, general and administrative expenses were as follows (in thousands):

	Year Ended December 31,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Search costs	7,446	20.8%	5,418	11.1%	2,028	37.4%
Compensation and telemarketing	7,671	21.4%	10,357	21.1%	(2,686)	(25.9)%
Selling, general and administrative	5,567	15.5%	7,628	15.6%	(2,061)	(27.0)%
Total operating expenses	20,684	57.7%	23,403	47.8%	(2,719)	(11.6%)

This increase in search costs of approximately $2.0 million is a result of our strategic initiative to drive revenue generating traffic to  our owned and operated web sites as noted above.

The decrease in compensation and telemarketing costs in 2011 from 2010 of approximately $2.7 million is primarily due to a decrease of telemarketing costs of approximately $1.4 million as we discontinued this activity in June 2011 and a decrease in employee compensation of approximately $1.3 million due to our reduction in our employee base in late 2010 and in 2011 as a result of managements focusing on improving operating margins.

The decrease in selling, general and administrative expenses of approximately $2.3 million in 2011 from 2010 is due primarily to a reduction in accounting, legal and consulting costs of approximately $157,000 related to the restatements of prior year financial statements during 2010; a decline in depreciation and amortization of approximately $854,000 due to a reduction in our capital spending over the past few years;  a reduction of bad debt expense of approximately $408,000 due to improved collection and $350,000 for litigation accruals.  Additionally, we experienced a general decline in all other selling, general and administrative expenses of approximately $550,000 as management initiated cost reduction measures to increase operating margins.

Our operating expenses by segment were as follows (in thousands):

	Year Ended December 31,
	2011 ($)	% of Revenue	2010 ($)	% of Revenue	$ Change	% Change
Performance marketing	2,581	7.2%	2,533	5.2%	48	-%
Web properties	11,464	32.0%	10,823	22.1%	641	5.9%
Corporate	6,639	18.5%	10,047	20.5%	(3,408)	(33.9)%

The performance marketing segment operating expenses remained relatively flat in 2011 compared to 2010 due to increases in depreciation and amortization of approximately $522,000  that were offset by a decrease in IT related payroll of approximately $123,000 and operating payroll of $374,000.  Additionally, all other operating expenses decreased by approximately $100,000 in this segment as management has been focusing on reducing all operating costs over the past 18 months.

The increase in operating expenses in our web properties segment of approximately $641,000 for  2011 compared to the 2010 was primarily attributed to an increase in search spend of approximately $2.1 million and an increase in depreciation and amortization of approximately $308,000.  Both of these costs were partially offset by decreases in compensation and telemarketing costs of approximately $1.8 million due to the reduction in our employee base in our BabytoBee business and the exiting of our telemarketing activities.

The decrease in corporate operating expenses of approximately $3.4 million in 2011 compared to 2010 is due to is due primarily a decrease in payroll and related costs of approximately $280,000; a reduction in our external accounting, legal, and consulting services of approximately $638,000 due to legal settlements and there were no prior year restatement charges in 2011 as there was in 2010; a reduction of bad debt expense of approximately $439,000 due to improved collections; a reduction of amortization expense of approximately $741,000 due to the intangible assets being fully amortized in 2010 and a general decrease in all other expenses of approximately $1.6 million due to management reducing overall operating expenses to be in line with current revenue streams and as management creates economies of scale with our corporate costs.

As a result of the Vertro acquisition, we anticipate many overlapping public company and third-party expenses between the separate companies will be eliminated.  The combined operations are expected to achieve greater than $2.9 million annually in savings from elimination of such overlapping costs.

Other income (expense)

Other income (expense includes net interest expense, impairment charges to goodwill and intangible assets, loss on sale of property and equipment, and litigation settlements.

Net interest expense, which is related to our borrowings from Bridge Bank, N.A. and Wachovia Bank, N.A. decreased by approximately $228,000 or 40.7% during 2011 as compared to 2010.  This decrease in interest expense reflects a decrease in interest rates and the reduction of our overall debt with Bridge Bank and Wachovia.

In accordance with FASB ASC Topic 350, goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value.  In 2011, we had an impairment of our goodwill and other intangible assets of approximately $2.6 million associated with our BabytoBee business as a result of exiting our call center activities.  As part of the sale of RESO in December 2010, we wrote off $92,000 of tradenames.   In 2010, tradenames associated with Morex and Primary Ads were impaired and consequently, we recorded an impairment loss of $400,000.  Additionally during 2011 we wrote-off approximately $78,000 of software development costs associated with Kidzadu as we have decided to discontinue the launch of this marketing campaign.

During 2011, we settled two lawsuits totaling $374,800 of which $249,800 was settled with issuing shares of our common stock and the remainder was paid by insurance or by us over several months.

Income (loss) from Discontinued Operations, net of tax expense

The income from discontinued operations in 2011 of approximately $257,000 was due to the favorable settlement of litigation pertaining to a lease with MSA.

The loss from discontinued operations in 2010 was approximately $368,000 and is primarily attributed to the loss on the sale of MSA of approximately $1.5 million offset by the gain on the sale of RESO of $493,000 and further reduced by an operating income of approximately $621,000.   As of December 31, 2010, we sold all of our discontinued operations. As part of the sale of RESO, we also wrote-off tradenames in the amount of $92,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s needs for cash. At December 31, 2011 and December 31, 2010, we had working capital deficits of approximately $2.0 million and $4.3 million, respectively.  Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

While we do not have any commitments for capital expenditures which come due within the next 12 months, our liquidity has been negatively affected throughout 2011, as a result of a reduction in search marketing revenue resulting from the migration by Yahoo! to the Bing platform in the fall of 2010. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. We have made adjustments to adapt to this new marketplace, but we continue to experience volatility in revenue that may continue in the future. In response, we implemented a cost reduction plan during the first quarter of 2011 to offset the reduced revenue which included a reduction in employees and related expenses which resulted in monthly savings of $107,000 beginning in February 2011.  We have also delayed payments to publishers and vendors in the management of our cash flows.  Extending these payments may affect the decision of publishers and vendors to do business with Inuvo.  In September 2011, in order to further reduce our operating costs, we eliminated an additional 16 full time positions and six part-time positions.  The effect of this reduction in personnel was approximately $92,000 monthly.

Additionally in 2011, our directors, executive officers and certain senior managers agreed to a deferral of cash compensation for approximately $356,000.  In the first quarter of 2011, we favorably renegotiated the outsourced call center contract reducing the monthly cost outlay of over $100,000 monthly and in the second quarter we decided to terminate the outsourcing agreement entirely.  The result of that decision was a one-time termination fee of $340,000 and the forgiveness of the remainder of a note receivable associated with the sale of furniture and equipment.

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

On March 1, 2012  we entered into a new Business Financing Agreement with Bridge Bank, for a $10 million accounts receivable revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”) . The Revolving Credit Line replaced the Company’s then existing $8 million revolving credit facility. The new credit facility will be used primarily to satisfy the working capital needs of the Company following the closing of the merger with Vertro, Inc. described later in this report, .  As of March 1, 2012, there was approximately $4.2 million credit available on the revolving credit facility and $0 on the term loan. Subject to the terms of the new agreement, the Company is entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, the Company is entitled to borrow up to $5 million under the Term Loan portion of the credit facility, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, the Company must maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Merger Transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less tahn1.10 to 1. At all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1%.  In connection with establishing the credit facility, the Company incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position.  We cannot be assured that additional financing will be available to us on favorable terms, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution. We believe with the higher loan availability from the new bank facility and our plan to reduce duplicate costs with respect to the merger with Vertro, we will have sufficient cash for the next twelve months.

Cash flows

Net cash used in operating activities for 2011 totaled approximately $522,000 compared to net cash provided by operations of approximately $3.3 million in 2010. In 2011, the net loss of approximately ($9.0) million was partially offset by non-cash charges; depreciation and amortization ($4.2 million), an impairment charge to good will and other intangibles ($2.6 million), and a charge for stock based compensation ($1.5 million).  An increase of working capital of $526,000 was the largest use of cash by operating activities in 2011.  In 2010, the net loss of approximately ($5.0) million was offset by the non-cash charges of depreciation and amortization ($5.1 million), the decrease in working capital ($1.0 million), the loss on sale of discontinued operations ($1.0 million), and a charge for stock based compensation  ($790,000).  Additionally, cash flows from operations for the years ended December 31, 2011 and 2010 were negatively impacted by the net results from discontinued operations of approximately $386,000 and $390,000, respectively, as we were in the processes of selling or ceasing operations on three of our businesses.  Other than the repayment of $160,000 of settlement costs to be paid in 2012, no further impact of discontinued operations on cash flows is expected.

Net cash used in investing activities in 2011 of $3.0 million was due to the purchase of names database of $2.6 million and approximately $462,000 of equipment purchases and capitalized development costs.  Net cash used in investing activities in 2010 of approximately $1.6 million was due to the purchase of names database for approximately $2.4 million and the $659,000 of equipment purchases and capitalized development costs both of which were partially offset by approximately $1.5 million of cash received from the sale of MSA and RESO.

Net cash provided by financing activities in 2011 was approximately $3.4 million and resulted primarily from the net proceeds from the sale of our common stock of approximately $2.6 million and from the net advances under our bank term note and credit facility offset by payments on our capital leases of approximately $931,000.   Net cash used in financing activities in 2010 was approximately $6.4 million and resulted from the net payments under our bank term note and credit facility and capital leases.

Off Balance Sheet Arrangements

As of December 31, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements begin on page F-1 at the end of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2011, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be filed on or prior to April 30, 2012 (the “Proxy Statement”) and  is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-26.

2.  Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements herein.

3.   Exhibits (including those incorporated by reference).  See exhibits on page 78 of this report.

Exhibit No.	Description of Exhibit
2.1
Agreement, entered into as of August 19, 2004, by and among Registrant, WebCapades Acquisition Sub, Inc., WebCapades, Inc., Scott Mitchell and Kristine E. Mitchell (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004.)

2.2
Plan of Merger by Registrant, WebCapades Acquisition Sub, Inc., and WebCapades, Inc. (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004.)

2.3
Agreement and Plan of Reorganization by and among Registrant and WorldMall Acquisition Corporation, WorldMall, Inc., S. Patrick Martin and the other stockholders of WorldMall, Inc. dated as of March, 2001 (Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004.)

2.4
Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc. (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.)

2.5
Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as fled on October 17, 2011.)

3(i).1
Articles of Incorporation, as amended)Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004.)

3(i).2
Amended to Articles of Incorporation filed March 14, 2005 (Incorporated by reference and filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.)

3(i).3
Articles of Merger between Inuvo, Inc. and Kowabunga! Inc. (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.)

3(i).4	Certificate of Change Filed Pursuant to NRS 78.209 (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on September 30, 2010.)
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012 *
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012 *
3(ii).1	Amended and Restated By-Laws (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.)
3(ii).2	Bylaw amendment adopted February 29, 2012 (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
4.1	Form of warrant to purchase shares of Registrant for 2009 consultants.*
4.2
Form of warrant to purchase shares of Registrant for 2011 offering.  (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2011.)

4.3	Rights Agreement dated February 14, 2008 (Incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 19, 2008).
4.4	Exchange Agent Agreement dated February 24 2012 between Inuvo, Inc. and Colonial Stock Transfer Co., Inc.*
4.5	Form of Amendment No. 1 to Rights Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K as fled on October 17, 2011.)
4.6	Form of warrant to purchase 40,000 shares of common stock issued to Alliance Advisors, LLC *
4.7	Form of warrant to purchase 10,000 shares of common stock issued to Alliance Advisors, LLC *
10.1	2005 Long-Term Incentive Plan (Incorporated by reference to the Current Report on Form 8-K as filed on December 10, 2010.)
10.2
Specimen Stock Option Agreement between the Registrant and Optionees (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.)

10.3	Lease Agreement, dated August 10, 2007, by and between Lightwave Drive, LLC and Think Partnership, Inc., as amended *
10.4
Lease dated February 29, 2000 by and between Alot, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000. *

10.5
Lease Modification and Extension Agreement by and between Alot, Inc.(formerly known as MIVA Direct, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006.*

10.6	Colonial Bank Plaza Office Building Lease, dated January 31, 2002, as amended.*
10.7	Third Amendment to Colonial Bank Plaza Office Building Lease, dated December 18, 2009.*

10.8
Fourth Amendment to Lease, dated March 31, 2010, between Vertro, Inc. and Mick Vorbeck, released from escrow April 13, 2010. Incorporated by reference to the exhibit previously filed on April 16, 2010 with Vertro’s Form 8-K*

10.9
Sublease, dated march 31, 2010, between Vertro, Inc. and MIVA AK, Inc., released from escrow April 13, 2010. Incorporated by reference to the exhibit previously filed on April 16, 2010 with Vertro’s Form 8-K.*

10.10	2010 Equity Compensation Plan (Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A as filed on April 30, 2010.)
10.11
Asset Sale/Purchase Agreement dated September 24, 2010 by and between MarketSmart Advertising, Inc., Rightstuff, Inc., Checkup Marketing, Inc. and The Finch Agency, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on September 30, 2010.)

10.12
Asset Purchase Agreement dated December 10, 2010 by and between Real Estate School Online, Inc. and Inuvo, Inc. and DF Institute, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on December 13, 2010.)

10.13	Agreement dated June 15, 2011, executed October 20, 2011, between Inuvo, Inc. and Alliance Advisors, LLC *
10.14	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.15	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Peter A. Corrao (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.16	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.17	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.18	Amendment dated February 29, 2012 to 2010 Equity Compensation Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.19	Business Financing Agreement, dated March 1, 2012, with Bridge Bank, National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.20
Intellectual Property Security Agreement, dated March 1, 2012, between Inuvo, Inc. and Bridge Bank, National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)

10.21
Intellectual Property Security Agreement, dated March 1, 2012, between subsidiaries and Bridge Bank, National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)

10.22	Amended and Restated Google Services Agreement dated November 10, 2008 between Vertro, Inc. (formerly known as MIVA, Inc.) and Google, Inc.*/ *
10.23	Google Services Agreement Order Form dated November 10, 2008 between Vertro, Inc. (formerly known as MIVA, Inc.) and Google, Inc.*/**
10.24	Amendment No. 1 to Google Services Agreement Order Form and Google Services Agreement. */**
21.1	Subsidiaries of the Registrant*
23.1	Consent of Mayer Hoffman McCann P.C.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *

* filed herewith

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

Date: March 27, 2012	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Executive Chairman of the Board of Directors	March 27, 2012
Richard K. Howe

/s/ Peter A. Corrao	Chief Executive Officer and director, principal executive officer	March 27, 2012
Peter A. Corrao

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 27, 2012
Wallace D. Ruiz

/s/ Charles Pope	Director	March 27, 2012
Charles Pope

/s/ Adele Goldberg	Director	March 27, 2012
Adele Goldberg

/s/ Charles Morgan	Director	March 27, 2012
Charles Morgan

/s/ Joseph P. Durrett	Director	March 27, 2012
Joseph P. Durrett

 INUVO, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

March 27, 2012

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
Assets:
Current assets:
Cash	$4,413	$118,561
Restricted cash	475,586	140,493
Accounts receivable, net of allowance for doubtful accounts of $477,289 and $450,634, respectively	5,426,865	4,500,894
Unbilled revenue	49,196	59,881
Names database	947,882	-
Prepaid expenses and other current assets	433,601	463,958
Current assets of discontinued operations	-	50,000
Total current assets	7,337,543	5,333,787
Property and equipment, net	1,590,011	2,749,098
Other assets:
Goodwill	1,776,544	3,351,405
Intangible assets	390,000	2,511,918
Other assets	2,243	79,324
Total other assets	2,168,787	5,942,647
Total assets	$11,096,341	$14,025,532

Liabilities and Stockholders’ (Deficit)Equity:

Current liabilities:
Term and credit note payable – current portion	$452,000	$1,850,000
Accounts payable	6,198,921	5,479,796
Deferred revenue	18,083	19,921
Deferred compensation	929,428	-
Accrued expenses and other current liabilities	1,593,748	1,599,625
Current liabilities of discontinued operations	160,000	712,024
Total current liabilities	9,352,180	9,661,366

Long-term liabilities:
Term and credit notes payable – long term	2,454,303	-
Other long-term liabilities	300,124	356,509
Total long-term liabilities	2,754,427	356,509

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value:
Authorized shares – 500,000 – none issued or outstanding	-	-
Common stock, $.001 par value:
Authorized shares 20,000,000, issued shares 10,422,617 and 9,110,486, respectively
Outstanding shares – 10,035,790 and 8,558,790, respectively	10,422	9,110
Additional paid-in capital	115,096,953	111,766,319
Accumulated deficit	(114,648,037)	(105,671,666)
Treasury stock, at cost – 386,827 and 551,696 shares, respectively	(1,469,604)	(2,096,106)
Total stockholders’ (deficit) equity	(1,010,266)	4,007,657
Total liabilities and stockholders’ (deficit) equity	$11,096,341	$14,025,532

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	2011	2010
Net revenue	$35,819,996	$48,969,847
Cost of revenue:
Affiliate expenses	18,130,731	26,817,621
Data acquisition	2,644,779	2,335,313
Merchant processing fees and product costs	56,249	102,376
Cost of revenue	20,831,759	29,255,310
Gross profit	14,988,237	19,714,537
Operating expenses:
Search costs	7,446,116	5,418,099
Compensation and telemarketing	7,670,869	10,356,682
Selling, general and administrative	5,567,103	7,627,703
Total operating expenses	20,684,088	23,402,484
Operating loss	(5,695,851)	(3,687,947)
Other income (expense):
Interest income	4,990	4,721
Interest expense	(335,870)	(564,001)
Litigation settlements	(374,800)	-
Loss on sale of assets	(193,133)	-
Impairment of assets	(2,630,967)	(400,000)
Other income	-	11,843
Other expenses, net	(3,529,780)	(947,437)
Loss from continuing operations before taxes on income	(9,225,631)	(4,635,384)
Income tax expense	(7,876)	(2,642)
Net loss from continuing operations	(9,233,507)	(4,638,026)
Income (loss) from discontinued operations net of tax expense of $0	257,136	(368,223)
Net loss	$(8,976,371)	$(5,006,249)

Per common share data:
Basic and diluted:
Loss from continuing operations	$(0.99)	$(0.55)
Income (loss) from discontinued operations	0.03	(0.04)
Net loss	$(0.96)	$(0.59)

Weighted average shares (basic and diluted)	9,364,038	8,496,284

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid in			Total Stockholders’
	Shares	Stock	Capital	Accumulated Deficit	Treasury Stock	(Deficit) Equity
Balances December 31, 2009	8,444,233	$8,996	$110,976,129	$(100,665,417)	$(2,096,106)	$8,223,602
Forfeited restricted stock units	(6,667)	(7)	7	-	-	-
Additional shares issued due to reverse stock split	87	-	-	-	-	-
Issuance of common stock for compensation	121,137	121	256,779	-	-	256,900
Stock based compensation	-	-	533,404	-	-	533,404
Net loss	-	-	-	(5,006,249)	-	(5,006,249)

Balances December 31, 2010	8,558,790	9,110	111,766,319	(105,671,666)	(2,096,106)	4,007,657
Forfeited restricted stock units	(3,000)	(3)	3	-	-	-
Sale of stock, net of stock issuance costs	1,350,000	1,350	2,634,446	-	-	2,635,796
Issuance of common stock for litigation settlements	130,000	130	365,270	-	-	365,400
Retirement of treasury shares	-	(165)	(626,337)	-	626,502	-
Stock based compensation			957,252			957,252
Net loss	-	-	-	(8,976,371)	-	(8,976,371)

Balances December 31, 2011	10,035,790	$10,422	$115,096,953	$(114,648,037)	$(1,469,604)	$(1,010,266)

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010
Operating activities:
Net loss	$(8,976,371)	$(5,006,249)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,213,771	5,067,982
Amortization of financing fees	108,824	-
Litigation settlements in stock	249,800
Provision for doubtful accounts	83,020	491,000
Stock based compensation	1,530,487	790,304
Deferred compensation	356,193	-
Loss on sale of assets	193,133	-
Impairment of assets	2,630,967	400,000
Loss on sale of discontinued operations	-	989,364
Change in operating assets and liabilities:
Restricted cash	(335,093)	499,082
Accounts receivable	(1,008,991)	(320,384)
Prepaid expenses and other current assets	38,580	(39,247)
Accounts payable	719,125	1,048,511
Deferred revenue	(1,838)	(92,852)
Accrued expenses and other current liabilities	62,581	(90,828)
Net cash (used in) provided by operating activities from continuing operations	(135,812)	3,736,683
Net cash used in operating activities from discontinued operations	(386,424)	(389,699)
Net cash (used in) provided by operating activities	(522,236)	3,346,984

Investing activities:
Purchasing of equipment and software	(462,114)	(659,451)
Purchase of names database and exclusivity rights	(2,567,029)	(2,444,598)
Proceeds from sale of discontinued operations	-	1,434,923
Proceeds from the sale of property and equipment	-	20,018
Net cash used in investing activities	(3,029,143)	(1,649,108)

Financing activities:
Principal payments made on term note and capital leases	(124,843)	(3,627,443)
Advances from credit note	7,304,756	40,067,000
Prepaid financing fees	(130,025)	-
Payments on credit note	(6,248,453)	(42,862,000)
Proceeds from issuance of common stock, net of costs	2,635,796	-
Net cash provided by (used in) financing activities	3,437,231	(6,422,443)
Net decrease in cash	(114,148)	(4,724,567)
Cash, beginning of year	118,561	4,843,128

Cash, end of year	$4,413	$118,561
Supplemental information:
Interest paid	$236,783	$548,371
Income taxes paid, net	$7,876	$2,642
Non-cash investing activities:
Equipment under capital leases	$-	$19,236
Sale of assets through note receivable	$-	$140,472

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 – Organization and Business

Company Overview

Inuvo™, Inc. and subsidiaries (“we,” “us,” or “our”) is an Internet marketing/technology business with two segments:

●	Performance marketing, and
●	Web properties.

In 2011, management reorganized our operations along two new operating segments – performance marketing and web properties. Prior to 2011, our segments were classified as exchange and direct segments.

The performance marketing segment designs, builds, implements, manages and sells the various technology platforms and services we offer.  The performance marketing segment consolidates the disparate platforms we acquired between 2002 and 2008, resulting in a single technology foundation which can serve the needs of advertiser and publisher clients within this segment. This foundation is referred to as the Inuvo Platform.  The Inuvo Platform is an open, quality-controlled, lead generation marketplace designed to allow advertisers and publishers the ability to manage their consumer marketing transactions in an automated and transparent environment.  In addition to the core Inuvo Platform for advertisers and publishers, we continue to sell services and license legacy platforms or directories within the performance marketing segment. Revenue is principally generated when a consumer clicks on links, fills out a lead form or purchases a product. In this segment, we must attract highly visited web publishers where competition for advertising space is driven primarily by the amount paid for each offer presented on each page viewed. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The web properties segment designs, builds and manages unique offers and/or websites that generate revenue principally from the sale of products, leads and/or advertising.  The web properties segment manages owned and operated websites across verticals that include local search, product shopping comparison, pre/post natal interests. The segment uses a number of online tactics designed to drive traffic to these owned and operated sites including search, affiliates, email and display marketing campaigns.  In the future, we expect that a majority of such tactics will be deployed and/or tracked via the Inuvo Platform. In October 2009, we brought to market the Inuvo Platform. Within this solution, advertisers create and manage advertising campaigns, web publishers better monetize their available advertising inventory, and strategic partners and web developers have the ability to customize implementations through an application-programming interface. We believe a very important by-product of our business is the information produced both on the advertiser side, where we analyze what kind of products convert, and on the publisher side, where it analyzes what kind of websites consumers have interests in. This business intelligence allows for improved detection of fraudulent transactions and higher advertising response rates.

As described later in this section, beginning in the fourth quarter of 2010, we experienced a reduction in search marketing revenue resulting from our migration to the recently launched Yahoo!-Bing platform.  While we have made adjustments to adapt to this new marketplace, we continued to experience volatility in volumes and revenue throughout 2011.  As a result, our operations and liquidity have been adversely impacted.  We are unable to ascertain at this time whether the volatility will continue   into 2012.

Subsequent Events

On March 1, 2012, we completed our acquisition of Vertro, Inc. (“Vertro”), an Internet company that owns and operates the ALOT product portfolio.  Vertro’s operations are now part of our web properties segment.

In evaluating the merger, we, and the management of Vertro, believed that the combination could create a stronger, more scalable business from which to attract advertisers, publishers and consumers.  We also expect that the combination will allow for the elimination of approximately $2.4 million in overlapping operating and public company  annual expenses.  Other expected benefits include:

●	diversified revenue streams which will mitigate our dependence on one major customer;
●	an existing install and distribution capability through Vertro’s ALOT toolbar applications for our consumer facing innovations;
●	a stronger business from which to access both debt and capital markets to support growth; and
●	the combination of two experienced digital marketing teams.

We are in the early stages of integrating the operations of the two companies.

NYSE Amex

On May 9, 2011, we received notice from the NYSE Amex that we were below certain of the exchange’s continued listing standards due to stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a)(ii) of the NYSE Amex Company Guide.  The exchange accepted our plan to regain compliance with the continued listing standards and in June 2011 we executed the first part of the plan by raising $2.7 million in equity.  Another key component of the plan was the launching of new marketing initiatives, BargainMatch and Kowabunga! , that we believed would enhance revenues and income in the next 12 months.  However, following the closing of the merger with Vertro, our stockholders’ equity then exceeded the minimum requirement of the exchange and we regained compliance with the continued listing standards.  The exchange has advised us it will monitor our continued compliance for several quarters as we integrate Vertro’s operations into our company.

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

Liquidity

While we do not have any commitments for capital expenditures which come due within the next 12 months, our liquidity has been negatively affected throughout 2011 and into 2012, as a result of a reduction in search marketing revenue resulting from the migration by Yahoo! to the Bing platform. The integration of these two platforms caused both an unexpected disruption in search traffic purchased through the Yahoo!-Bing platform and lower revenue-per-click received from the Yahoo!-Bing platform. We have made adjustments to adapt to this new marketplace, but we continue to experience volatility in revenue that may continue in the future. In response, we implemented a cost reduction plan during the first quarter of 2011 to offset the reduced revenue which included a reduction in employees and related expenses which resulted in monthly savings of $107,000 beginning in February 2011.  We have also delayed payments to publishers and vendors in the management of our cash flows.  Extending these payments may affect the decision of publishers and vendors to do business with Inuvo.  In September 2011, in order to further reduce our operating costs, we eliminated an additional 16 full time positions and six part-time positions.  The effect of this reduction in personnel was approximately $92,000 monthly.

Additionally, our directors, executive officers and certain senior managers agreed to a deferral of cash compensation of approximately $356,000..  In the first quarter of 2011, we favorably renegotiated the outsourced call center contract reducing the monthly cost outlay of over $100,000 monthly and in the second quarter we decided to terminate the outsourcing agreement entirely.  The result of that decision was a one-time termination fee of $340,000 and the forgiveness of the remainder of a note receivable associated with the sale of furniture and equipment.

On February 15, 2011, we entered into the Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”) (see Note 6). This Agreement provides for a revolving credit facility of up to $8.0 million and replaced the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allowed us to borrow against 80% of eligible accounts receivable balances.  In addition, the Bridge Bank facility provides an additional term credit of $475,000 to collateralize a stand-by letter of credit required by our corporate headquarters lease.

On June 20, 2011, we entered into Subscription Agreements with 17 institutional and accredited investors, several of which are affiliated entities, for the sale of 1,350,000 shares of our common stock, together with immediately exercisable five year warrants to purchase up to an aggregate of 675,000 shares of common stock, resulting in gross proceeds to us of $2,700,000.

Effective with our merger with Vertro on March 1, 2012 (Note 17),  we entered into a new Business Financing Agreement with Bridge Bank, for a $10 million accounts receivable revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”) . The Revolving Credit Line replaced our then existing $8 million revolving credit facility. The new credit facility will be used primarily to satisfy our working capital needs following the closing of the merger with Vertro, Inc. described later in this report, .  As of March 1, 2012, there was approximately $4.2 million of credit available on the revolving credit facility and $0 on the term loan. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan portion of the credit facility.

We believe that with the new Business Financing Agreement and the operating benefits from the merger with Vertro (Note 17) will provide us with sufficient cash for operations over the next 12 months.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustment to our assets or liabilities.

Discontinued Operations

During the second quarter of 2008, we made a decision to divest our MarketSmart Advertising, Inc. (“MSA”) operations and, effective August 31, 2010, we sold substantially all of the assets of MSA.  In March 2010, we determined that due to market and strategic reasons to accelerate our decision to exit the negative-option marketing programs which became part of our web properties segment following the iLead Media, Inc. (“iLead”) acquisition in 2006.  In July 2010, the Board of Directors approved the plan to sell our Real Estate School Online (“RESO”) business unit and in December 2010, substantially all of the assets of RESO were sold.

Note 2 – Summary of Significant Accounting Policies

a)           Basis of presentation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

b)           Cash and restricted cash

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash deposits exceeded FDIC-insured limits at various financial institutions on December 31, 2011 and 2010 by approximately $0.0 and $4.2 million, respectively, as reported before adjustment for outstanding checks. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash.

Prior to 2011, we had restricted cash on deposit with various merchant processors. The majority of these funds are in non-interest bearing accounts.  In 2011, we collected the remaining restricted cash from the merchant processors.  In 2011, we established a restricted cash account with Bridge Bank that secures a letter of credit related to our headquarter lease (see Note 6). As of December 31, 2011 and 2010, we had approximately $476,000 and $140,000, respectively, of restricted cash.

c)           Revenue recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) ASC 605-10 Revenue Recognition-General (“ASC 605-10”).   Under ASC 605-10, we recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Performance Marketing

Affiliate Network - consistent with the provisions of ASC 605-45 Revenue Recognition-Principal Agent Considerations (“ASC 605-45”), we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances, we assume the position of primary obligor and thus recognize revenue on a gross basis. Revenue is recognized when the related services are performed.

Search Network - In accordance with ASC 605-45, we record as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Revenue our owned networks are based on “per click” basis and is recognized once the action is taken.

Affiliate Software - We recognize revenue the month in which the software is utilized. Customers are invoiced on the first of the month for the monthly services. All overages for the month are billed at the end of the month and are included in our unbilled revenue.

Hosting Arrangements – We recognize revenue through a monthly hosting fee and additional usage fees as provided.

Web Properties

Online Membership Income – We recognize revenue from online memberships when payment is received and the service date of providing membership benefits has taken place.

Lead Sales - For lead sales, our revenue recognition varies depending on the arrangement with the purchaser. Where the arrangement provides for delivery only, revenue is recognized when the lead information is provided to the purchaser. Where the arrangement provides for compensation based on sales generated by the purchaser from the lead, we recognize revenue in the period that the purchasing company makes a sale that was derived from the lead we provided.

List Management Services - Substantially all of our revenue from list management services is recorded at the net amount of our gross billings less pass-through expenses charged to a customer. In most cases, the amount that is billed to customers exceeds the amount of revenue that is earned and reflected in our consolidated financial statements, because of various pass-through expenses. In compliance with ASC 605-45, we assess whether we or a third-party supplier is the primary obligor. We have evaluated the terms of our customer agreements and considered other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor as part of this assessment. Accordingly, we generally record revenue net of pass-through charges.

Discontinued Operations

Product Sales - For product sales in RESO, we recognized revenue when payment was received and the goods were shipped.

Pay Per Click Management Fees – We recognized revenue on pay per click management services in the month the services were performed.

 d)          Accounts receivable

Accounts receivable are recorded at the net realizable value and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on our existing accounts receivable. We review our allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In determining past due or delinquent status of a customer, the aged trial balance is continually reviewed by collections and generally any accounts older than 120 days are considered delinquent.

e)           Advertising and search expenses

We expense advertising costs as incurred. Advertising costs from continuing operations as included in selling general and administrative expenses for the years ended December 31, 2011 and 2010 were approximately $119,000 and $126,000, respectively. In addition, we expense search costs as incurred.  Search cost advertising is the purchase of key words and phrases from search engine operators that attracts web browsers to a web site.  In 2011, we increased search costs by approximately $2.0 million to $7.4 million as we focused our revenue growth on our owned and operated websites.

 f)          Property and equipment

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

Property and equipment are depreciated on a straight-line basis over 3 years for equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization expense was approximately $1.5 million and $1.8 million, respectively, for the years ended December 31, 2011 and 2010.

g)          Capitalized Software Costs

We capitalize certain costs related to the acquisition and internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software. The Company utilizes all developed software for internal use. We do not sell developed software. Certain development costs not meeting the criteria for capitalization are expensed as incurred.

h)          Goodwill and other intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill.

We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill (See Note 5).

We amortize our identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Tradenames are not amortized as they are believed to have an indefinite life. Tradenames are reviewed annually for impairment under ASC 350.

For the year ended December 31, 2011, we had impairments of our goodwill and other intangible assets of approximately $2.6 million as a result of exiting our call center activities.  In 2010, we wrote off $92,000 of tradenames as part of the sales of Real Estate School Online and recorded an impairment loss of $400,000 associated with the Morex and Primary Ads tradenames.

i)            Income taxes

We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income. This assessment requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity.

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

j)            Impairment of long-lived assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of our carrying amount to future undiscounted  cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds our fair value.

k)           Share-based compensation

We recognize share based compensation at fair value pursuant to ASC 718, Compensation- Stock Compensation (“ASC 718”) using the modified prospective transition method. The fair value of units granted is determined using market value of our common stock on the date of the grant. We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model and recognizes the fair value as compensation expense in earnings over the requisite service period. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is currently estimated at a weighted average of 25 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

 l)           Treasury Stock

The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock acquired in the market.  During 2011, we retired 164,869 treasury shares.

m)          Net loss per share

During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  Because we reported a net loss for all periods presented, shares associated with stock options, warrants and restricted stock are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

n)          Operating segments

ASC 280, Segment Reporting, requires disclosures of certain information about operating segments, products and services, geographic areas in which we operate, and their major customers. We have evaluated the effect of this standard and have determined that we currently operate in two segments, as defined in this statement (See Note 16).

0)           Concentration of credit risk

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

p)          Risks and concentrations

When assessing credit risk, we consider whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. The following disclosures were calculated based on our entire results.  At December 31, 2011 and 2010, we had one individual customer with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. This customer owed approximately $4.8 million or 81.1% of gross accounts receivable from continuing operations at December 31, 2011 and approximately $3.0 million or 57.7% at December 31, 2010. This same customer  contributed approximately $31.1 million or,86.6%, of total net revenue from continuing operations for year ended December 31, 2011 and approximately $39.3 million, or 80.3%, of our total net revenue from continuing operations for the year ended December 31, 2010.

q)          Fair value of financial instruments

We have adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for our financial assets and liabilities. Management uses the fair value hierarchy of ASC 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at our estimates of fair value. Management believes that the carrying amount of accounts receivable, accrued expenses and long-term debt approximate fair value.

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

As of December 31, 2011, we have no financial assets or liabilities that were measured at fair value on a recurring basis.

r)           Use of estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, useful lives of property and equipment, goodwill and purchased intangible asset valuations and lives, deferred income tax asset valuation allowances, stock compensation, and valuation of stock option and warrants. We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

s)          Litigation and settlement costs

From time to time, we are involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated (See Note 15).

t)           Recent accounting pronouncements

ASU 2011-08 — In September 2011, the FASB issued “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” to simplify the goodwill impairment test. The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This amendment also includes examples of how the amended test should be carried out. This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The effect of adopting this statement is not expected to have an impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

 Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2011 and 2010:

	2011	2010
Balance at the beginning of the year	$450,634	$1,344,648
Provision for bad debts	83,020	491,000
Charge-offs	(132,753)	(1,385,014)
Recoveries	76,388	-
Balance at the end of the year	$477,289	$450,634

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2011 and 2010 was as follows:

	2011	2010
Furniture and fixtures	$427,121	$427,121
Equipment	2,005,505	3,078,393
Software	5,469,804	5,514,375
Leasehold improvements	310,416	321,873
Subtotal	8,212,846	9,341,762
Less: accumulated depreciation and amortization	(6,622,835)	(6,592,664)
Total	$1,590,011	$2,749,098

Note 5 – Intangible Assets and Goodwill

During 2011, we tested all reporting units for potential impairment during step 1 of our analysis.  Based on the results of step 1, there were indications of impairment within our web properties segment primarily due to the cessation of our call center activities in 2011.  We completed step 2 of the analysis on the intangible assets in our web properties and we determined that there was an impairment of our goodwill and names database and consequently we recognized an impairment charge of approximately $2.6 million. Additionally, in fiscal 2012 we will amortize the names database costs over nine months as management has determined that the useful life for our names database has decreased due to the cessation of our call center operations.  We will apply this change in estimate prospectively.

During 2010, we tested all reporting units for impairment.  Based on the results of these tests, there were no indications of impairment.    However in 2010, the tradenames associated with Morex and Primary Ads were impaired because we are no longer using these names and consequently, we recorded an impairment loss of $400,000.

The following is a schedule of our intangible assets from continuing operations as of December 31, 2011:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
Names database (1)	9 months	$16,130,086	$(15,182,204)	$947,882
Website development	5 Years	4,210,000	(4,210,000)	-
Customer lists	5 Years	3,500,000	(3,500,000)	-
Exclusivity agreement	1 Year	150,000	(150,000)	-
Tradenames (1)	Indefinite	390,000	-	390,000
Total intangible assets		$24,380,086	$(23,042,204)	$1,337,882
Goodwill		$3,893,405	$(2,116,861)	$1,776,544

The following is a schedule of our intangible assets from continuing operations as of December 31, 2010:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value
Names database (1)	1-2 Years	$13,563,058	$(11,600,097)	$1,962,961
Website development	5 Years	4,210,000	(4,110,729)	99,271
Customer lists	5 Years	3,500,000	(3,477,814)	22,186
Exclusivity agreement	1 Year	150,000	(112,500)	37,500
Tradenames (1)	Indefinite	390,000	-	390,000
Total intangible assets		$21,813,058	$(19,301,140)	$2,511,918
Goodwill		$3,893,405	$(542,000)	$3,351,405
___________
(1)
Amortization of Names Database included in cost of revenue for the years ended December 31, 2011 and 2010 was approximately $2.5 million and $2.0 million, respectively.  As of January 1, 2012, the names database will be amortized over nine months due to the change in our estimate of useful life.  The change in estimate resulted in the names database being classified as current in the 2011 consolidated balance sheet.  Per ASC 250, Accounting Changes and Error Corrections, this change in estimate does not require a restatement in amounts in prior periods and will only change classifications prospectively. We do not amortize the carrying value of our Tradenames.

Our amortization expense over the next five years is as follows:

2012	$947,882
2013	-
2014	-
2015	-
2016	-
Total	$947,882

Note 6 - Notes Payable

The following table summarizes our notes payable balance as of December 31, 2011 and 2010:

Lender	Due Date	Interest Rate	2011	2010
Bridge Bank – term note	February 2013	Prime + 2 percentage points	$475,000	$-
Bridge Bank – credit facility	February 2013	Prime + 2 percentage points	2,431,303	-
Wachovia Bank – credit note	March 2011	LIBOR + 7%	-	1,850,000
Totals			2,906,303	1,850,000
Less: Term and credit facility payable – current portion			(452,000)	(1,850,000)
Term and credit facility – long-term			$2,454,303	$-

Principal Payments Due

Principal payments due are as follows as of December 31, 2011:
2012	$452,000
2013	1,333,333
2014	1,120,970
Total	$2,906,303

Bridge Bank Credit and Term note Payable

On February 15, 2011, we entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows us to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term note payable of $475,000 to collateralize a stand-by letter of credit required by our corporate headquarters lease.  The $475,000 of proceeds from the term note payable is included in restricted cash as of December 31, 2011. Under the terms of the Agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee of $20,000 (0.25% of the maximum credit limit), a due diligence fee of $800, a fee-in-lieu-of-warrant of $21,250 and a non-formula facility fee of $4,750.  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 2 percentage points) are due monthly (5.25% at December 31, 2011).  The Prime Rate was 3.25% at December 31, 2011.  As of December 31, 2011, there was approximately $2,431,000 outstanding under the revolving credit facility and there was no additional availability under the Agreement.

On June 2, 2011, we entered into a Business Financing Modification Agreement with Bridge Bank effective May 25, 2011 pursuant to which $1.0 million of the revolving line of credit was converted to a nonformula sublimit of availability that would mature in 240 days.  In order to secure this additional availability, a member of our board of directors, provided a backup letter of credit to Bridge Bank in the amount of $1.0 million.  In connection therewith, we entered into a Reimbursement and Security Agreement with the same board member pursuant to which we granted him a second position security interest in and to our assets and agreed to reimburse him should Bridge Bank be required to draw against the backup letter of credit provided by him.  We drew down on this additional availability and used it for our working capital needs. It was fully repaid on June 23, 2011.

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

At December 31, 2011, we were not in compliance with the covenant to maintain operating profit of not less than $100,000 due to the costs we incurred with respect to the merger with Vertro.  We were not in compliance with our debt covenants at December 31, 2011 due to the inclusion of our merger costs in our operating expenses.  We renegotiated a new agreement with Bridge Bank (Note 17) on March 1, 2012 which negated a final waiver requirement from Bridge Bank on the non-compliance with the covenant as of December 31, 2011.

Wachovia Credit and Term Notes Payable

In December 2009, we entered into the Second Amended and Restated Loan Agreements with Wachovia pursuant to which we restructured our obligations with Wachovia to reallocate the amounts owed to the bank between the term note and the credit note and to extend the due date of the remaining portion of the obligations. Under the terms of the Second Amended and Restated Loan Agreements ("Amended Loan Agreement"), which superseded all prior loan agreements with Wachovia, we issued Wachovia the Second Amended and Restated Revolving Credit Promissory Note in the principal amount of $5.3 million (the “Credit Note”) and the Second Amended and Restated Term Promissory Note in the principal amount of approximately $4.1 million (the “Term Note”).  Both the Credit Note and Term Note bore interest at the rate of LIBOR plus 7%, with a floor of 7%, (7.26% at December 31, 2010 and were due on March 31, 2011.  Prior to the restructure, we owed Wachovia approximately $6.4 million under the previous credit note, with a maximum borrowing of $8,000,000.  As described below, the maximum borrowing was reduced by $2.7 million and reallocated to the balance of the Term Note. We were permitted to have aggregate principal advances outstanding under this Credit Note of the lesser of (i) $5.3 million or (ii) 80% of eligible accounts receivable less reserves plus an “over-advance” of $2.1 million through May 31, 2010, after which the “over advance” was reduced to $700,000 at January 1, 2011, and remained at that level through the cancellation in February 2011.  Prior to the restructure, we owed Wachovia approximately $1.4 million under the previous term note. As part of the restructure, this amount was increased by $2.7 million.  Our obligations under the loan agreement and the notes were secured by a first priority lien, in favor of Wachovia, on all of our assets, including the stock of each of the operating subsidiaries, were subject to certain financial covenants.

We further agreed to reduce the amounts owed Wachovia by approximately $100,000 at closing, $400,000 on or before December 31, 2009 and $500,000 split between March 31, 2010 and July 31, 2010. In addition, 25% of all net proceeds from equity sales made by us after July 31, 2010 and 100% of the net proceeds from the sale of any collateral or subsidiary were used to further reduce our obligations to Wachovia. Under the terms of the loan agreement, we used funds from the exercise of warrants as previously disclosed and from the sale of our stock for these reductions, The amounts due under the notes could have been accelerated if an event of default had occurred as described in the notes, and our outstanding letter of credit of $475,000 would have been terminated or replaced by the maturity date of the notes.  The availability under the Credit Note was reduced by the outstanding balance of any letters of credit.

Per the Amended Loan Agreement, we were required to calculate our borrowing base monthly based on eligible accounts receivable. Our outstanding balance on the Credit Note as of December 31, 2010 was approximately $1.9 million.  In addition, we had $475,000 under a letter of credit with our landlord as of December 31, 2010.  The Credit Note availability is calculated as principal less the outstanding balance less the outstanding letters of credit. As of December 31, 2010, our availability under our Credit Note was approximately $2,575,000.  As of December 31, 2010, our outstanding balance on the Term Loan was $0.

In March 2010, we entered into a First Amendment to the Amended  Loan Agreement and the Credit Note with Wachovia Bank, which modified certain terms including i) the acceleration of  a scheduled principal payment of $250,000 due on July 31, 2010  to March 29, 2010, ii) reducing the $5.3 million Credit Note to $5.0 million over the term of the agreement, iii) reducing the over-advance provided in the Credit Note from $2.1 million to $700,000 over the term of the agreement ($1.3 million at December 31, 2010) and iv) changing to the covenants as reflected below.

In September 2010, we entered into a Second Amendment to the Amended Loan Agreement with Wachovia to add back any loss or closing expenses or deduct any gain, related to the sale of various discontinued operations, in the calculation of the financial covenants as defined below.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Accrued expenses	$1,401,521	$748,515
Accrued search costs	109,706	697,510
Accrued affiliate expenses	16,570	11,949
Accrued payroll liabilities	8,370	13,927
Capital lease – current portion	57,581	127,724
Total	$1,593,748	$1,599,625

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Capital lease – net of current portion	$16,655	$71,356
Deferred rent	283,469	285,153
Total	$300,124	$356,509

Note 9 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2011	2010
Current tax provision	$-	$-
Deferred tax (benefit) provision	-	-
Total tax (benefit) provision	$-	$-

A reconciliation of the expected Federal statutory rate of 34% to our actual rate as reported for each of the periods presented is as follows:

	2011	2010
Expected statutory rate	(34)%	(34)%
State income tax rate, net of federal benefit	(4)%	(4)%
Permanent differences	2%	4%
Valuation allowance	36%	34%
	-	-

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment. We examined the evidence related to a recent history of tax losses, the economic conditions in which we operate, recent organizational changes and, our forecasts and projections. As a result, we were unable to support a conclusion that it is more likely than not that any of our deferred tax assets will be realized. We therefore have recorded a full valuation for the net deferred tax assets as of December 31, 2011 and 2010.

We will continue to evaluate our deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of our deferred income tax assets satisfies the realization standard, the valuation allowance will be reduced accordingly. The 2011 net increase of approximately $3.5 million in valuation allowance related to deferred tax assets from operating loss carryforwards.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$8,331,000	$5,871,000
Intangible assets	5,499,000	4,984,000
Deferred rent	177,000	381,000
Depreciation	299,000	272,000
Allowance for doubtful accounts	257,000	406,000
Accrued expense	257,000	-
Stock based expenses	942,000	324,000
Other	220,000	214,000
Subtotal	15,982,000	12,452,000
Less valuation allowance	(15,982,000)	(12,452,000)
Total	-	-
Less: current portion	-	-
Non-current portion	-	-

Deferred tax liabilities:
Depreciation	-	-
Intangibles	-	-
Total	-	-
Less: current portion	-	-
Non-current portion	-	-
Total deferred tax assets (liabilities)	-	-

The net operating losses amounted to approximately $21.8 million and expire beginning 2022 through 2031.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. We have approximately $2.5 million of carry forward deductions from 2006 relating to stock options exercised as of December 31, 2011.

The adoption of provisions, required by ASC 740, did not result in any adjustments.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2011. We and our subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2007 through 2011.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2011 and 2010.

Note 10 - Stock-Based Compensation

The stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options and restricted stock awards ("RSAs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”), approved by the shareholders on June 18, 2010. Option and restricted stock unit vesting periods are generally zero to three years.

On September 23, 2011, all unexpired stock options had their expiration term extended by 5 years from the date of grant.  The extension of the termination period for these stock options increased the expected life of the options by approximately one year and accordingly increased the fair market value of these stock options by approximately $283,000 of which $117,000 was related to fully vested stock options and was recorded as a charge during the year ended December 31, 2011.  The remaining $166,000 will be expensed over the remaining vesting periods.

As of December 31, 2011, we reserved 785,588 shares of common stock for issuance under the 2010 ECP and 1.0 million shares of common stock under our 2005 LTIP

The following table summarizes all stock based compensation grants as of December 31, 2011:

	Stock Options	RSA's	Available Shares	Total
2010 ECP	667,705	109,796	8,087	785,588
2005 LTIP	691,012	216,754	92,234	1,000,000
Total	1,358,717	326,550	100,321	1,785,588

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes-Merton valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, “Accounting for Stock Options and Other Stock Based Compensation,” forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 25% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

In 2011, we granted options to purchase 40,000 shares of common stock under the 2005 LTIP with an average exercise price of $2.05 per share.  We also granted options to purchase 300,000 shares of common stock under the newly adopted 2010 ECP with an average exercise price of $2.93 per share.

We recorded stock-based compensation expense for all equity incentive plans of approximately $957,000 and $790,000 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, the aggregate intrinsic value of all outstanding options was $0 with a weighted average remaining contractual term of 8.0 years, of which 629,043 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $3.03 and a weighted average remaining contractual term of 7.4 years. There were no options exercised during the years ended December 31, 2011 and 2010. The total compensation cost at December 31, 2011 related to non-vested awards not yet recognized was approximately $1,144,000 that will be recognized over a weighted-average recognition period of .84 years. The total fair value of options vested during 2011 and 2010 was approximately $466,000 and $1.1 million, respectively.

The following table summarizes information about stock option activity during the years ended December 31, 2011 and 2010:

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,223,159	$3.74	987,963	$5.70
Granted	340,000	$2.83	527,238	$2.46
Forfeited or expired	(204,442)	$6.61	(292,042)	$4.47
Exercised	-	$-	-	$-
Outstanding, end of year	1,358,717	$2.81	1,223,159	$3.74
Exercisable, end of year	629,043	$3.03	372,663	$6.94

The weighted average grant date fair value of options granted during 2011 and 2010 were $2.83 and $2.46, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011, which includes 667,705 2010 ECP options, 691,012 2005 LTIP options:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life ( Years)	Weighted Average Exercise Price
$1.70 – $3.00	1,280,467	8.10	$2.57
$3.01 - $9.99	78,250	6.47	6.75
$10.00 - $25.00	-	-	-
$25.01 - $53.00	-	-	-
Total	1,358,717	8.00	$2.81

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. The fair value of options granted was estimated assuming the following weighted averages:

	2011	2010
Expected life (in years)	4.90	5.00
Volatility	163.4%	164.0%
Risk free interest rate	1.96%	1.82%
Dividend yield	0.00%	0.00%

Expected volatility is based on the historical volatility of our common stock over the period commensurate with or longer than the expected life of the options.  The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option.  The risk free interest rate is based on the market yield of the U.S. Treasury Bill with a five year term.  We do not anticipate paying any dividends so the dividend yield in the model is zero.

Deferred Compensation and Stock Compensation

During the year ended December 31, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $418,000 for our executive officers and senior management and $72,000 for our board of directors.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation, with the exception of the board of directors as they received approximately $36,000 in RSA’s.  We paid approximately $15,000 of these deferred amounts in 2012 with the remaining amounts paid in our common stock.  The RSAs will vest upon the earlier of payment of the deferred compensation or one year from the date of grant.  The number of RSAs granted in conjunction with the deferred compensation program was 326,291 for the year ended December 31, 2011 and were granted at an exercise price ranging from $1.09 per share to $2.94 per share on the date of each grant.  As of December 31, 2011, none of the shares of restricted stock granted in connection with these elected deferrals were issued.  Of these amounts, approximately $573,000 was recorded as stock compensation expense.

In 2010, we issued an aggregate of 112,422 shares of our common stock valued at approximately $232,500 to our executive officers and certain of our senior management in lieu of cash compensation. The value of the shares equaled the fair market value of our common stock on the date of issuance.  Additionally in 2010, we issued an aggregate of 8,715 shares of our common stock valued at approximately $24,000 to our board of directors in lieu of cash compensation.  The value of these shares equaled the fair market value of our common stock on the date of issuance.  The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning us. The securities were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Note 11 – Stockholder’s Equity

Stock Split

On December 10, 2010, we undertook a 1 for 10 reverse stock split of our common stock.  As a result, we reduced the number of our authorized shares of common stock from 200,000,000 shares to 20,000,000 shares and reduced the number of authorized shares of “blank check” preferred stock from 5,000,000 shares to 500,000 shares.

Treasury Stock

At December 31, 2010, we had 551,696 shares of stock in our treasury at a combined total value of approximately $2.1 million. The cost method was used in recording the purchase of the treasury stock.  During 2011, we retired 164,869 shares of our common stock held in treasury valued at approximately $627,000.

Sale of Common Stock

On June 20, 2011, we entered into Subscription Agreements with 17 institutional and accredited investors, several of which are affiliated entities, for the sale of 1,350,000 shares of our common stock, together with immediately exercisable five year warrants to purchase up to an aggregate of 675,000 shares of common stock, resulting in gross proceeds to us of $2,700,000. Each warrant entitles the investor to purchase 0.50 shares of our common stock for every share of common stock purchased by such investor in the offering. The purchase price for each share of common stock and the related warrants was $2.00. Each warrant has an exercise price of $2.20 per share which is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  This offering was priced at the close of market on June 20, 2011 and was conducted as a takedown from our shelf registration statement which was declared effective by the SEC in April 2011. A portion of the proceeds from the sale the common stock were used to repay the $1 million non-formula revolving line of credit secured by a board member.

Warrants Outstanding

As of December 31, 2011, we had outstanding warrants for the potential issuance of 767,000 shares of common stock. Exercise price ranges from $1.50 to $32.80 as of December 31, 2011. These warrants were primarily issued in connection with private placements.  All of these warrants are exercisable for five years from the date of grant.

The following table summarizes information about stock warrants outstanding as of December 31, 2011:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.50 - $15.00	765,000	4.38	$2.47
$15.01 - $32.80	2,000	0.07	32.80
Total	767,000	4.38	$2.55
Exercisable	767,000	4.38	$2.55

Note 12 – Discontinued Operations

During the second quarter of 2008, we made a decision to divest our MSA operations and ceased operations of our Web Diversity subsidiary. On March 1, 2010, we, as a result of market and strategic reasons, accelerated our decision to exit the negative-option marketing programs which was part of our web properties Segment with the acquisition of iLead in 2006. As a result in this change to the iLead business, we deemed all remaining intangible assets associated with this business as of December 31, 2009 to be impaired. On June 3, 2010, we entered into an Asset Purchase Agreement (the “Agreement”) with Omega Direct Marketing, LLC (“Omega”) to sell all of the gross assets of our Exact Supplements, LLC. Business (“Exact”). The purchase price is 50% of all monthly revenues for the immediate 12 months after the date of the Agreement, less specific costs as defined in the Agreement for revenue from the sold customer base. We shall recognize gains from the sale of Exact only upon receipt of monies per the Agreement. During the year ended December 31, 2011 and 2010, we did not recognize any gain or loss from this sale. Additionally, as all assets of Exact were written off as of December 31, 2009 and, therefore, no gain or loss was recognized on the sale of Exact.

On September 24, 2010, we sold the assets of MSA and our related companies Rightstuff, Inc. and Checkup Marketing, Inc., all North Carolina corporations which are wholly-owned subsidiaries of Inuvo, Inc. The purchase price of the assets was $766,636, of which $247,147 was paid at closing and the balance was paid in three equal installments of $173,163 each during the 90 days following the closing. Under the terms of the agreement, the purchaser also assumed certain liabilities related to the purchased assets. To ensure orderly transition of the business, we agreed to provide the purchaser with hosting services at no cost for 90 days following the closing. The agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds received from the sale of MSA were used to reduce the term note with Wachovia. Additionally, we reported a non-cash charge in discontinued operations of approximately $1.5 million for the loss on the sale for the year ended December 31, 2010.

In July 2010, the Board of Directors approved the plan to sell our RESO business unit. On December 10, 2010, we closed the sale of the assets of RESO. The purchase price of the assets was $750,000, of which all was paid at closing less $31,716 working capital adjustment and $50,000 held in escrow for a period of one year that was paid in December 2011.  Earlier in 2010, we announced our intention to sell the business and we accounted for the subsidiary as a discontinued operation since that time. To ensure an orderly transition of the business, we agreed to provide transitional services until April 15, 2011 and received a fee of $107,204 paid in five equal monthly installments. The Asset Purchase Agreement contains customary indemnification, non-disclosure and non-solicitation provisions. All the proceeds from the sale were used to reduce the term note with Wachovia. In addition, we reported a gain on the sale of RESO in discontinued operations of approximately $500,000.

The table below summarizes unaudited financial results for the assets classified as held for sale which is comprised primarily of our MSA, iLead and RESO business units for the years ended December 31, :

	Years Ended
	2011	2010
Revenue	$-	$7,805,231
Income from discontinued operations before loss on sale	257,136	621,140
Loss on sale of discontinued operations	-	(989,364)
Income (loss) from discontinued operations	$257,136	$(368,224)

Note 13 – Retirement Plan Costs

We sponsor a defined contribution plan to help eligible employees provide for retirement. We began matching employees’ contributions in 2007 up to 50% of employee eligible contributions up to 6%. During 2010, we suspended matching contributions.  There were no matching contributions for the years ended December 31, 2011.  Matching contributions for 2010 were approximately $43,000.

Note 14 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.

Rent expense from continuing operations was approximately $824,000 and $800,000 for the years ended December 31, 2011 and 2010, respectively.

Minimum lease payments under non-cancelable operating leases as of December 31, 2011 are:

2012	$850,960
2013	880,271
2014	905,143
2015	692,422
2016	-
Thereafter	-

In 2010, we subleased a portion of our offices in our headquarters to a third-party telemarketing firm.  The term of the sublease was for 36 months and required equal monthly payments of approximately $20,000 per month.  In June 2011, we ceased our call center activities as part of our BabytoBee business and we cancelled the sublease agreement with the telemarketing firm.

Note 15 - Commitments and Contingencies

Litigation and Settlement

We were a party to litigation with a former director, John Giura, pursuant to which Mr. Giura filed an action alleging that we breached a consulting agreement.   On April 1, 2011, we entered into an agreement to settle this litigation wherein we agreed to pay $25,000 and issue 40,000 shares of our common stock valued at $114,800 in full settlement of all claims in this lawsuit. We recorded a one-time charge of approximately $140,000 related to this settlement and it is included in litigation settlement in the 2011 consolidated statement of operations.

We were also a party to litigation with an owner of property leased by a subsidiary of Inuvo pursuant to which the owner alleged a breach of a lease agreement, in addition to claims of unfair and deceptive trade practices, fraud and misrepresentation were alleged.  On April 6, 2011, we entered into an agreement to settle this litigation wherein we agreed to pay a total of $340,000 in installments over the next 2 years and issued 40,000 shares of the our common stock valued at $115,600 in full settlement of all claims in this lawsuit.  We recorded a one-time credit of approximately $257,000 included in income from discontinued operations net of tax expense in the 2011 consolidated statement of operations, related to this settlement due to the write-off of accrued rent

We were a party to litigation with a former employee, for alleged breach of an employment agreement and other contract and tort claims.  On April 7, 2011, we entered into an agreement to settle this litigation pursuant to which we agreed to pay an aggregate of $125,000, partially covered by insurance, over six months and issue 50,000 shares of the our common stock valued at approximately $135,000 in full settlement of this litigation.  We recorded a one-time charge of $235,000 related to this settlement and it is included in litigation settlement in the 2011 consolidated statements of operations.

Note 16 - Segment Analysis

We are an Internet marketing services business separated into two reporting segments: performance marketing and web properties. The performance marketing segment includes both the technologies and networks required to facilitate business to business transactions. The web properties segment includes both the products and websites required to market to consumers online, a lead generation business and data collection and distribution.

Listed below is a presentation of the unaudited revenue, gross profit and earnings (loss) before interest, taxes, depreciation and amortization and stock based compensation for all reportable industry segments for the years ended December 31, 2011 and 2010. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings (Loss) before Interest, Taxes, Depreciation and Amortization, and Stock Based Compensation” table consists of corporate expenses not allocated to any segment.

Net Revenue by Industry Segment

	2011		2010
Segment:	Amount	Percent	Amount	Percent
Performance marketing	$24,251,457	67.7%	$35,449,250	72.4%
Web properties	11,568,539	32.3%	13,520,597	27.6%
Total	$35,819,996	100.0%	$48,969,847	100.0%

 Gross Profit by Industry Segment

Segment:	2011	2010
Performance marketing	$6,092,315	$8,562,958
Web properties	8,895,922	11,151,579
Total	$14,988,237	$19,714,537

Earnings (Loss) before Stock-Based Compensation, Interest, Taxes, Depreciation and Amortization and Impairment Charges by Industry Segment

Segment:	2011	2010
Performance marketing	$3,511,387	$6,443,806
Web properties	(42,609)	2,764,050
Corporate	(3,738,504)	(7,026,433)
Total	$(269,726)	$2,181,423

Note 17 – Subsequent Events

Settlement

Hypertouch, Inc. v. ValueClick, Inc., E-Babylon, Inc., Hi-Speed Media, Inc., VC E-Commerce Solutions, Inc. Webclients, Inc. and Primary Ads, Inc., Case No. LC081000 in the Los Angeles Superior Court.  On April 8, 2008, Hypertouch, Inc. filed an action against us and various other defendants in the same industry.  The plaintiff sought recovery for purported violations of the California anti-“spam” statute and the California unfair competition statute, alleging that we had sent 4,000 “spam” e-mails.  The plaintiff is seeking $1,000 per “spam” email.  After summary judgment was entered against the plaintiff, the plaintiff appealed and obtained a partial reversal; however, the appeals court upheld the portion of the order limiting plaintiff’s potential recovery to a set of 34 “spam” e-mails.  In January 2012, we settled this case for $40,000 cash and recorded the settlement as part of selling general and administrative expenses in 2012.

Microchannel Technologies Ltd. v. Think Partnership, Inc.; Case No. 08-08287-CI-20, in the Circuit Court for the Sixth Judicial Circuit of Florida.  This action, instituted in 2008, involves a claim for unpaid license fees by a UK publisher against Inuvo’s former UK subsidiary, Web Diversity Limited.   This suit was settled in February 2012 for $7,000.

New Credit Facility and Term Loan

On March 1, 2012  we entered into a new Business Financing Agreement with Bridge Bank, for a $10 million accounts receivable revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”) . The Revolving Credit Line replaced the Company’s then existing $8 million revolving credit facility. The new credit facility will be used primarily to satisfy the working capital needs of the Company following the closing of the merger with Vertro, Inc. described later in this report, .  As of March 1, 2012, there was approximately $4.2 million credit available on the revolving credit facility and $0 on the term loan. Subject to the terms of the new agreement, the Company is entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, the Company is entitled to borrow up to $5 million under the Term Loan portion of the credit facility, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, the Company must maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Merger Transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less tahn1.10 to 1. At all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1%.  In connection with establishing the credit facility, the Company incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

Completion of Acquisition or Disposition of Assets

On March 1, 2012, we completed our merger with Vertro.  Pursuant to the terms and conditions of the Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Anhinga Merger Subsidiary, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Vertro, dated October 16, 2012, Merger Sub was merged with and into Vertro, with Vertro surviving the merger (the “Merger”) and becoming our wholly owned subsidiary.

Pursuant to the Merger Agreement, we issued to Vertro stockholders 1.546 shares of our common stock for each outstanding share of Vertro common stock.  The total number of our common stock issued to the Vertro shareholders was 12,713,552 shares.

Upon completion of the Merger, our stockholders hold approximately 47.2% of our outstanding common stock, and Vertro stockholders hold approximately 52.8% of our outstanding common stock. Assuming the exercise of all the outstanding options (whether or not vested) and warrants of both us and Vertro, prior Inuvo stockholders  hold approximately 50.4% of our outstanding common stock, and the Vertro stockholders hold approximately 49.6% of our outstanding common stock. Additionally, pursuant to the terms of the Merger Agreement, we increased the size of our board of directors from five members to seven members, two members of the board of directors resigned, and three former members of the Vertro board of directors were appointed to our board of directors.  The board of directors expects to identify a seventh director and make the appointment within the near future.

The total purchase price for Vertro was approximately $11.5 million.  We are in the process of analyzing our purchase accounting adjustment to allocate the purchase price.

Litigation

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys’ fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. Under the terms of Inuvo’s directors and officers liability policy, its insurer has already paid approximately $588,000 of attorneys’ fees and costs to Mr. Mitchell’s counsel. Mr. Mitchell is seeking an additional approximately $265,000 of fees and costs which he allegedly owes to his counsel. The complaint alleges breach of contract/indemnity agreement, breach of implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, and failure to indemnify pursuant to our bylaws and the Nevada statutes. The complaint seeks a judgment against us for actual, consequential and special damages in excess of $10,000, advances of fees, costs and expenses, punitive damages, attorney’s fees and costs, pre and post-judgment interest and a determination of his rights with respect to the indemnification agreement, our bylaws and the Nevada statutes. Given the amount of recovered funds received by Mr. Mitchell, and the position of Inuvo’s insurer that any reimbursement beyond what has already been paid is unwarranted, Inuvo intends to defend this lawsuit on the basis of the scope of the applicable indemnification and the reasonableness of the fees demanded.