Form 10-Q
period 2012-03-31
INUVO, INC.
filed 2012-05-15
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at May 11, 2012
Common Stock	23,482,122

INUVO, INC.
FORM 10-Q
Quarter Ended March 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Exchange Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

●	Revenue;

●	Primary operating costs and expenses;

●	Capital expenditures;

●	Operating lease arrangements; and

●	Evaluation of possible acquisitions of or investments in business, products, and technologies.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation, and our subsidiaries.

The information which appears on our web site at www.inuvo.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2012 (Unaudited) and December 31, 2011

	March 31,	December31,
	2012	2011
Assets:
Current assets:
Cash	$3,490,425	$4,413
Restricted cash	475,762	475,586
Accounts receivable, net of allowance for doubtful accounts of $448,805 and $477,289, respectively	5,299,757	5,426,865
Unbilled revenue	101,141	49,196
Intangible assets - current, net of accumulated amortization	1,235,238	947,882
Prepaid expenses and other current assets	809,803	433,601
Total current assets	11,412,126	7,337,543
Property and equipment, net	3,339,250	1,590,011
Other assets:
Goodwill	6,062,750	1,776,544
Intangible assets, net of accumulated amortization	11,823,834	390,000
Other assets	162,730	2,243
Total other assets	18,049,314	2,168,787
Total assets	$32,800,690	$11,096,341

Liabilities and Stockholders’ Equity (Deficit):

Current liabilities:
Term and credit note payable – current portion	$1,111,000	$452,000
Accounts payable	10,093,695	6,198,921
Deferred revenue	17,250	18,083
Deferred compensation	-	929,428
Accrued expenses and other current liabilities	3,132,302	1,593,748
Current liabilities of discontinued operations	100,000	160,000
Total current liabilities	14,454,247	9,352,180

Long-term liabilities:
Deferred tax liability	4,543,000	-
Term and credit notes payable – long term	3,889,000	2,454,303
Other long-term liabilities	927,962	300,124
Total long-term liabilities	9,359,962	2,754,427

Stockholders’ equity (deficit):
Preferred stock, $.001 par value:
Authorized shares – 500,000 – none issued or outstanding	-	-
Common stock, $.001 par value:
Authorized shares 40,000,000, issued shares 23,847,679 and 10,422,617, respectively
Outstanding shares – 23,482,122 and 10,035,790, respectively	23,847	10,422
Additional paid-in capital	126,868,409	115,096,953
Accumulated deficit	(116,522,134)	(114,648,037)
Accumulated other comprehensive income	5,156	-
Treasury stock, at cost – 365,557 and 386,827 shares, respectively	(1,388,797)	(1,469,604)
Total stockholders’ equity (deficit)	8,986,481	(1,010,266)
Total liabilities and stockholders’ equity (deficit)	$32,800,690	$11,096,341

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Net revenue	$8,767,149	$11,793,495
Cost of revenue:
Affiliate expenses	4,505,699	5,741,766
Data acquisition	779,975	621,764
Merchant processing fees and product costs	62,077	7,936
Cost of revenue	5,347,751	6,371,466
Gross profit	3,419,398	5,422,029
Operating expenses:
Search costs	1,843,057	2,493,479
Compensation and telemarketing	1,296,565	2,672,277
Selling, general and administrative	1,985,463	1,435,166
Total operating expenses	5,125,085	6,600,922
Operating loss	(1,705,687)	(1,178,893)
Other income (expenses):
Litigation settlements	-	(374,800)
Interest expense, net	(166,701)	(96,669)
Other expenses, net	(166,701)	(471,469)
Loss from continuing operations before taxes	(1,872,388)	(1,650,362)
Income tax expense	-	-
Net loss from continuing operations	(1,872,388)	(1,650,362)
Net (loss) income from discontinued operations	(1,709)	257,136
Net loss	$(1,874,097)	$(1,393,226)
Other comprehensive income:
Foreign currency revaluation	$5,156	$-
Total comprehensive loss	$(1,868,941)	$(1,393,226)

Per common share data:
Basic and diluted:
Net loss from continuing operations	$(0.13)	$(0.19)
Net income from discontinued operations	(0.00)	0.03
Net loss	$(0.13)	$(0.16)

Weighted average shares (Basic and diluted)	14,431,201	8,558,790

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Operating activities:
Net loss	$(1,874,097)	$(1,393,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,286,052	1,144,107
Gain on litigation settlement – discontinued operations	-	(256,424)
Litigation settlements in common stock	-	249,800
Deferred compensation	-	372,100
Stock based compensation	195,419	175,437
Change in operating assets and liabilities:
Restricted cash	(176)	(340,478)
Accounts receivable	2,220,953	(336,040)
Prepaid expenses and other assets	215,619	97,742
Accounts payable	141,161	319,004
Deferred revenue	(833)	(15,138)
Other accrued expenses and current liabilities	(1,309,141)	321,588
Net cash provided by operating activities from continuing operations	874,957	338,472
Net cash used in operating activities of discontinued operations	(60,000)	-
Net cash provided by operating activities	814,957	338,472

Investing activities:
Purchases of equipment and capitalized development costs	(131,815)	(47,792)
Net cash received from merger with Vertro, Inc., net of merger costs	2,439,3600	-
Purchase of names database and bundled downloads	(707,400)	(917,227)
Net cash provided by (used in) investing activities	1,600,145	(965,019)

Financing activities:
Advances from term note payable	5,000,000	-
Deposit to collateralize letter of credit	(475,000)	(475,000)
Advances from credit note payable	-	6,302,744
Payments on credit note payable and capital leases	(3,459,246)	(3,507,617)
Net cash provided by financing activities	1,065,754	2,320,127
Accumulated other comprehensive income	5,156	-
Net change – cash	3,486,012	1,693,580
Cash, beginning of period	4,413	118,561
Cash, end of period	$3,490,425	$1,812,141

Supplemental information:
Interest paid	$66,386	$185,208
Non-cash investing activities:
Issuance of stock as settlement of deferred compensation	$915,750	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

INUVO, INC.
Notes to Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

Note 1 – Organization and Business and Accounting Policies

Inuvo® is an internet marketing and technology company specialized in marketing browser-based consumer applications, managing networks of website publishers and operating specialty websites.  We develop software and analytics technology that is accessible over the internet for use by consumers, online advertisers and website publishers.

On March 1, 2012 we completed our acquisition of Vertro, Inc. (“Vertro”), an internet company that owns and operates the ALOT product portfolio.  Effective with the merger, we are now organized into three operating segments: Software Search, Publisher Network and Partner Programs. Vertro’s operations are now part of our Software Search and Partner Programs segments. Our Publisher Network segment consists of the technology and analytics platforms that provide advertisers and publishers the capability to facilitate performance based advertising.  This segment also consists of websites we own and operate. The Partner Programs segment consists of consumer applications we have designed, developed and marketed.  The Software Search, Publisher Network and Partner Programs segments represent approximately 20%, 64% and 16%, respectively, of our total net revenue for the quarter ending March 31, 2012.  Prior to the period covered by this report, we were organized under two segments; Web Properties and Performance Marketing.  For presentation purposes, our prior period results included herein have been reclassified for our new segment structure.

Merger with Vertro

In evaluating the merger, we, and the management of Vertro believed that the combination of the two companies could create a stronger, more scalable business, from which to attract advertisers, publishers and consumers.  Expected benefits include:

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

We are currently integrating the operations of the two companies.

Software Search

Following our acquisition of Vertro, effective March 1, 2012, we are including the ALOT product line into what we now call our Software Search segment.  The ALOT product line offers two primary products to consumers, ALOT Home, a homepage product, and ALOT Appbar, a software application that consumers install into their web browsers. Both ALOT Home and ALOT Appbar include a search box from which consumers conduct type-in web search requests. The ALOT Appbar provides access to a library of applications, which are used by consumers to receive dynamic information, perform useful tasks, or access their favorite content online. There are hundreds of apps available for consumers to choose from ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

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

Publisher Network

The Publisher Network segment designs, builds, implements, manages and sells the various technology platforms and services we offer.  In this business, we mediate between advertisers and publishers to facilitate performance-based advertising.  Our Publisher Network is made up of thousands of different websites, from large, well-known portals to independent tech bloggers. The Publisher Network segment consolidates some of the disparate technologies and platforms we acquired between 2002 and 2008 into the Inuvo platform.  The Inuvo platform is an open, fraud filtering, lead generation marketplace designed to allow advertisers and publishers to manage their transactions in an automated and transparent environment. In addition to the core Inuvo platform for advertisers and publishers, we continue to sell services and license legacy platforms and directories within the Publisher Network segment, including:

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

●
The Yellowise.com™ directory search web site at www.yellowise.com and the recently launched Local.ALOT.com web sites are included in the Publisher Network segment as well. Yellowise.com is a local search and review site powered by the LocalXML service.  Users may search by category and location, and receive requested search results.  Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.  Yellowise.com is the in-market website we use to ensure the LocalXML service performs in accordance with market needs.

Partner Programs

The Partner Programs segment designs, builds and implements unique offers that generate revenue from the sale of products, services, data and advertising. It consists of display revenues, affiliate programs, data sales, Kowabunga® and BargainMatch.  This segment includes the non-search revenue generated from the ALOT products when users interact with certain applications from within the Appbars. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Website page-views are also monetized through cost-per-thousand display ads. We also utilize user data to enhance product offering and generate additional revenue.

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

●
The BargainMatch consumer product comparison-shopping and shopping rewards website at www.BargainMatch.com.  BargainMatch is also a service which allows publishers to offer their visitors an online shopping experienced branded around their site with rewards to consumers coming in the form of cash back on every online purchase made through the publisher. The service has been designed and positioned as a consumer loyalty solution.  The product line also includes a consumer facing application which can be downloaded at www.bargainmatch.com/installnow.

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

●
ALOT Display comprises various display advertising opportunities throughout the ALOT product platform, including our www.alothome.com default home page, hundreds of Apps in our ALOT Appbar, and other ALOT-branded websites.

Liquidity

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank, N.A. for  up to a $10 million revolving credit facility and a $5 million term loan. The Revolving Credit Line replaced our then existing $8 million revolving credit facility with Bridge Bank. The new credit facility will be used primarily to satisfy our working capital needs.  We believe with the higher loan availability from the new bank facility and our plan to reduce duplicate costs with respect to the merger with Vertro, we will have sufficient cash for the next twelve months.

Discontinued Operations

At March 31, 2012, we reported a small loss from discontinued operations associated with Vertro’s European operations.During the three months ended March 31, 2011, we settled a lawsuit resulting in a gain of approximately $257,000 from a business sold in 2010, MarketSmart Advertising ("MSA").

Basis of Presentation

The consolidated financial statements include our accounts and those of our subsidiaries.  All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC. The interim consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year. Further, with the acquisition of Vertro, effective March 1, 2012, our consolidated financial statements as of March 31, 2012 include the operations and financial results of the Vertro subsidiary for one month.

Reclassification

For comparability, the 2011 consolidated financial statements reflect reclassifications where appropriate to conform to the interim consolidated financial statement presentation used in 2012.  These reclassifications have no effect on total stockholders’ equity (deficit) or net loss.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, stock compensation, and the value of stock options and warrants. We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

At March 31, 2012 and subsequent to the merger with Vertro, we have two individual customers with accounts receivable balances greater than 10% of our gross accounts receivable from continuing operations. These customers owed approximately $4.4 million or 82.7% of gross accounts receivable from continuing operations at March 31, 2012.  These same customers contributed approximately $7.8 million or 88.4% of total net revenue from continuing operations for the three months ended March 31, 2012. At March 31, 2011, we had one customer with receivable balance greater than 10% of our gross accounts receivable from continuing operations. This customer owed approximately $3.6 million or 69.9% of gross accounts receivable from continuing operations at March 31, 2011. This same customer contributed approximately $9.8 million or 83.4% of total net revenue from continuing operations for the three months ended March 31, 2011.

Note 2 – Property and Equipment

The net carrying value of property and equipment consisted of the following as of:

	March 31, 2012	December 31, 2011
	(unaudited)
Furniture and fixtures	$427,121	$427,121
Equipment	2,233,795	2,005,505
Software	7,399,680	5,469,804
Leasehold improvements	343,795	310,416
Subtotal	10,404,391	8,212,846
Less: accumulated depreciation and amortization	(7,065,141)	(6,622,835)
Total	$3,339,250	$1,590,011

Depreciation and amortization expenses related to property and equipment for the three months ended March 31, 2012 and 2011 was approximately $330,000 and $415,000, respectively.   Depreciation is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Note 3 – Goodwill and Intangible Assets
The following is a schedule of our intangible assets from continuing operations as of March 31, 2012 (unaudited):

Description	Term	Carrying Value	Accumulated Amortization	Net Carrying Value

Names database (1)	9 months	$15,414,068	$(14,624,842)	$789,226
Customer list	20 years	8,820,000	(36,750)	8,783,250
Customer list	10 years	1,610,000	(13,416)	1,596,584
Bundled downloads (1)	4.5 months	714,848	(268,836)	446,012
Exclusivity and non-compete agreements	1 year	270,000	(160,000)	110,000
Tradenames (2)	5 years	960,000	(16,000)	944,000
Tradenames	-	390,000	-	390,000
Total intangible assets		$28,178,916	$(15,119,844)	$13,059,072
Goodwill		$6,062,750	$-	$6,062,750

(1)
Amortization of our Names Database for the three months ended March 31, 2012 and 2011 was approximately $499,000 and $572,000, respectively.   Amortization of our bundled downloads for the three months ended March 31, 2012 was approximately $269,000. Intangible assets with an amortization term of less than one year are shown in the current assets section of the consolidated balance sheets.

(2)	The carrying value of the Tradenames acquired in the merger with Vertro.

Our amortization expense over the next five years and thereafter as of March 31, 2012 is as follows:

2012	$1,920,738
2013	814,000
2014	794,000
2015	794,000
2016	794,000
Thereafter	7,552,334,334
Total	$12,669,072

Note 4 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2012	December 31, 2011
	(unaudited)
Accrued expenses	$739,267	$1,401,521
Accrued search costs	1,678,132	109,706
Accrued affiliate expenses	167,345	16,570
Taxes	259,881	-
Accrued payroll and bonus liabilities	244,684	8,370
Capital leases – current portion	42,993	57,581
Total	$3,132,302	$1,593,748

Note 5 – Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	March 31, 2012	December 31, 2011
	(unaudited)
Deferred rent	$385,471	$283,469
Taxes payable	506,453	-
Long-term deposits	32,738	-
Capital leases – less current portion	3,300	16,655
Total	$927,962	$300,124

Note 6 – Term and Credit Note Payable

The following table summarizes our notes payable balance as of:

Lender	Due Date	Interest Rate	March 31, 2012 (unaudited)	December 31, 2011
Bridge Bank – term note; paid in full on March 1, 2012	February 2013	Prime + 2 percentage points	$-	$475,000
Bridge Bank – term note	February 2016	Prime + 1 percentage points	5,000,000
Bridge Bank – credit facility; paid in full on March 1, 2012	February 2014	Prime + 2 percentage points	-	2,431,303
Totals			5,000,000	2,906,303
Less: term and credit facility payable – current portion			(1,111,000)	(452,000)
Term and credit facility – long-term			$3,889,000	$2,454,303

Principal Payments Due

Principal payments due are as follows as of March 31, 2012:

2012	$777,778
2013	1,333,333
2014	1,333,333
2015	1,333,333
2016	222,223
Total	$5,000,000

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank. N.A. (“Bridge Bank”), for up to a $10 million revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”).  The Revolving Credit Line replaced our then existing $8 million revolving credit facility. The new credit facility will be used primarily to satisfy our working capital needs following the closing of the merger with Vertro, Inc. described herein.  As of March 31, 2012, there was approximately $4 million credit available on the revolving credit facility and $0 on the term loan. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, we must maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Vertro transaction of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less than1.10 to 1 at all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% (3.75% at March 31, 2012) plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1% (4.25% at March 31, 2012).  In connection with establishing the credit facility, the Company incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

On February 15, 2011, we entered into a two-year Business Financing Agreement (the “Agreement”) with Bridge Bank. This Agreement provided for a revolving credit facility of up to $8.0 million.  The Bridge Bank credit facility allows us to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provided an additional term note payable of $475,000 to collateralize a stand-by letter of credit required by our corporate headquarters lease.  The $475,000 of proceeds from the term note payable is included in restricted cash as of March 31, 2012.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee of $800, a fee-in-lieu-of-warrant of $21,250 and a non-formula facility fee of $4,750.  A maintenance fee of 0.125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) was due monthly.   At March 1, 2012, the Agreement terminated and was replaced with the Business Financing Agreement described above.   As of March 31, 2012, there was $0 outstanding under the revolving credit facility and the remaining balance of the fees paid at the February 2011 closing, $100,743 were written off.

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

At March 31, 2012, we were in compliance with all terms of the Bridge Bank credit facility.

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

On September 23, 2011, all unexpired stock options had their expiration term extended by 5 years from the date of grant.  The extension of the termination period for these stock options increased the expected life of the options by approximately one year and accordingly increased the fair market value of these stock options by approximately $283,000 of which $117,000 was related to fully vested stock options and was recorded as a charged to expense in the third quarter of 2011.  We are amortizing $166,000 over the remaining vesting periods.

On January 1, 2012, the number of shares of our common stock issuable under the 2010 ECP was increased by 100,357 shares due to the ever-green provision as part of the 2010 ECP.  Additionally, effective February 29, 2012, our shareholders increased the number of shares of our common stock issuable under the 2010 ECP by 2.5 million shares.  As of March 31, 2012, we had reserved under our 2005 LTIP 1.0 million shares of common stock for issuance and another 3,385,945 shares under our 2010 ECP.

The following table summarizes all stock based compensation grants as of March 31, 2012:

	Stock Options Outstanding	RSA's Outstanding	Options and RSA’s Exercised	Available Shares	Total
2010 ECP	621,124	6,787	891,478	1,866,556	3,385,945
2005 LTIP	649,675	75,000	172,193	103,132	1,000,000
Total	1,270,799	81,787	1,063,671	1,969,688	4,385,945

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

We recorded stock-based compensation expense for all equity incentive plans of approximately $195,000 and $175,000 for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, the aggregate intrinsic value of all outstanding options is $0 and has a weighted average remaining contractual term of 7.78 years. As of March 31, 2012, 721,456 of the outstanding options are exercisable and have an aggregate intrinsic value of $0, a weighted average exercise price of $3.02 and a weighted average remaining contractual term of approximately 7.41 years.  The total compensation cost at March 31, 2012 related to non-vested awards not yet recognized was approximately $918,000 and has an average remaining expense recognition period of 1.2 years. As a result of the merger, we had 212,595 options outstanding as of March 31, 2012 that were not part of either plan.

The following table summarizes unaudited information about stock option activity during the three months ended March 31, 2012 and 2011, respectively.

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,358,717	$2.81	1,223,159	$3.74
Granted	-	$-	300,000	$2.93
Forfeited or expired	(87,918)	$2.54	(55,005)	$5.31
Exercised	-	$-	-	$-
Outstanding, end of period	1,270,799	$2.83	1,468,154	$3.32
Exercisable, end of period	721,955	$3.02	405,088	$4.70

No option or warrant exercises occurred under any share-based payment arrangements for the three months ended March 31, 2012 and 2011.

In accordance with ASC 718, the fair values of options granted were not changed. There were no options granted during the three months ended March 31, 2012.  The fair value of options granted during the three months ended March 31, 2011 were estimated assuming the following weighted averages:

	2012	2011
Expected life in years	-	4.2
Volatility	-	176.3%
Risk free interest rate	-	2.7%
Dividend yield	-	0.0%

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

Deferred Compensation

During the three months ended March 31, 2011, our executive officers, certain of our senior management and members of our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $187,000 for the three months ended March 31, 2011.  As an incentive for our executive officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation. The RSAs vested upon the earlier of payment of the deferred compensation or one year from date of grant.  The number of RSAs granted in conjunction with the deferred compensation was 66,155 for the three months ended March 31, 2011, and were granted at an exercise price ranging from $2.94 per share to $2.64 per share on the date of each grant.  There was no deferred compensation in the three months ended March 31, 2012. As of March 31, 2012, all RSAs granted in connection with these elected deferrals were issued (see Note 8).

Warrants Outstanding

As of March 31, 2012, we have outstanding warrants for the potential issuance of 765,000 shares of common stock. Exercise price for these warrants ranges from $1.50 to $15.00. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances.

Note 8 – Sale of Common Stock and Treasury Stock

On June 20, 2011, we entered into Subscription Agreements with 17 institutional and accredited investors, several of which are affiliated entities, for the sale of 1,350,000 shares of our common stock, together with immediately exercisable five year warrants to purchase up to an aggregate of 675,000 shares of common stock, resulting in gross proceeds to us of $2,700,000. Each warrant entitles the investor to purchase 0.50 shares of our common stock for every share of common stock purchased by such investor in the offering. The purchase price for each share of common stock and the related warrants was $2.00. Each warrant has an exercise price of $2.20 per share which is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  This offering was priced at the close of market on June 20, 2011 and was conducted as a takedown from our shelf registration statement which was declared effective by the SEC in April 2011.   A portion of the proceeds from the sale the common stock were used to repay the $1 million non-formula revolving line of credit secured by Mr. Morgan (see Note 6).

In August 2011, we retired 164,869 shares of our common stock held in treasury valued at approximately $627,000.  In February 2012, we retired 21,270 shares of our common stock valued at approximately $81,000.

The merger agreement with Vertro required that at closing of the merger, we pay outstanding obligations under our deferred compensation program and bonus agreements to our executive officers, board of directors and certain management employees with our common stock in lieu of cash.  These obligations were satisfied by issuing 1,017,742 shares of our common stock.  At the same time, 284,962 of the common stock issued to executives, board directors and managers were withheld by us at the same value as issued, to pay for the associated individual’s income taxes, approximately $256,000.  Those shares withheld were retired.

Note 9 – Income Taxes

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2011.  Our state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2008 through 2011.

As of March 31, 2012, we have accrued $506,453 for uncertain tax positions that we reported as discrete items in the other long-term liabilities section of the condensed balance sheet (unaudited) as of March 31, 2012.

Due to the recent history of tax losses, the economic conditions in which we operate, recent organizational changes, and near term projections, we concluded that we are unable to support a conclusion that it is more likely than not that any of our deferred income tax assets will be realized.  As a result, we have recorded a full valuation allowance for the net deferred tax assets at March 31, 2012 and December 31, 2011. We recorded a deferred tax liability of $4,543,000 as a result of the merger with Vertro.

Note 10 – Discontinued Operations

The table below summarizes unaudited financial results primarily for our European operations in 2012 as a result of our merger with Vertro in March 2012 and for the assets classified as held for sale which is comprised of our MSA operation in 2011. The unaudited results for discontinued operations in the three months ended March 31, 2012 and 2011 are:

	Three Months Ended
	2012	2011
Revenue	$-	$-
(Loss) income from discontinued operations before sale	(1,709)	257,136
(Loss) income from discontinued operations	$(1,709)	$257,136

In 2011, we settled a lawsuit involving a lease with our discontinued MSA operations and we recorded a one-time credit of approximately $256,000 in March 2011 related to this settlement.

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

Note 12 – Impact of Recent Accounting Pronouncements

ASU 2011-08— In September 2011, the Financial Accounting Standards Board ("FASB") issued “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” to simplify the goodwill impairment test. The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This amendment also includes examples of how the amended test should be carried out. This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The effect of adopting this statement is not expected to have an impact on our financial position or results of operations.

ASU 2011-05 - In June 2011, the FASB issued “Presentation of Comprehensive Income”. For annual periods, an entity has the option to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For interim periods, total comprehensive income is required to be disclosed either below net income on the income statement or as a separate statement. The Accounting Standards Update ("ASU") does not change the items that must be reported as other comprehensive income. Whether presenting two separate statements or one continuous statement in annual periods, the ASU required entities to present reclassifications from other comprehensive income in the statement reporting net income. In December 2011, however, the FASB deferred this requirement when it issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which has the same effective date as ASU 2011-05. Companies must continue to disclose reclassifications from other comprehensive income on the statement that reports other comprehensive income, or in the notes to the financial statements. We adopted this guidance effective January 1, 2012, and disclosed total comprehensive income below net income on the income statement in our interim financial statements. The effect of adopting this statement is not expected to have an impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Note 13 – Segment Analysis

In 2012, management reorganized the operations along three new operating segments – Publisher Network, Software Search and Partner Programs.  Prior to 2012, our two segments were classified as Performance Marketing and Web Properties segments.

Listed below is an unaudited presentation of net revenue, gross profit and earnings before interest, taxes, and depreciation and amortization, stock based payments and indirect merger costs for all reportable segments for the three months ended March 31, 2012 and 2011. We currently only track certain assets at the segment level and therefore assets by segment are not presented below. The Corporate category in the “Earnings before Interest, Taxes, Depreciation and Amortization, and Stock Based Payments and Indirect Merger Costs” from continuing operations table consists of corporate expenses not allocated to any segment.   Note that the “Earnings before Interest, Taxes, Depreciation and Amortization, Stock Based Payments and Indirect Merger Costs” is not a measure of performance defined in accordance with GAAP.

Net Revenue by Industry Segment

	Three Months Ended March 31
	2012		2011
Segment:	Amount	Percent	Amount		Percent
Publisher Network	$5,624,956	64.2%	$9,850,062		83.5%
Software Search	1,767,340	20.2%		-	-
Partner Programs	1,374,853	15.6%	1,943,433		16.5%
Total Revenue	$8,767,149	100.0%	$11,793,495		100.0%

Gross Profit by Industry Segment

	Three Months Ended March 31
Segment:	2012	2011
Publisher Network	$1,241,195	$4,113,419
Software Search	1,452,308	-
Partner Programs	725,895	1,308,610
Total	$3,419,398	$5,422,029

  Earnings before Interest, Taxes, Depreciation and Amortization, Stock Based Payments and Indirect Merger Costs by Industry Segment

	Three Months Ended March 31
Segment:	2012	2011
Publisher Network	$904,270	$1,487,292
Software Search	50,724
Partner Programs	1,056,492	627,169
Corporate	(1,799,250)	(1,912,471)
Total	$212,236	$201,990

Note 14 – Merger with Vertro, Inc.

Effective March 1, 2012, we merged with Vertro.  Pursuant to the terms and conditions of the merger agreement, Vertro became a wholly owned subsidiary of Inuvo and we issued to the Vertro stockholders 12,713,552 shares of our common stock for all the outstanding shares of Vertro common stock. Upon closing of the merger, all the shares of Vertro common stock, which traded under the symbol “VTRO,” were delisted from the NASDAQ Capital Market and ceased trading.

The following summarizes the net assets received and liabilities assumed in the merger with Vertro:

Total consideration paid in common stock	$11,442,196
Fair value of assets acquired:
Accounts receivable, net	(2,093,845)
Other current assets	(520,342)
Property and equipment	(2,059,729)
Other assets	(283,911)
Goodwill	(4,286,206)
Intangible assets	(11,857,537)
Fair value of liabilities assumed:
Accounts payable	3,753,613
Line of credit	1,000,000
Accrued expenses	2,779,807
Deferred tax liability	4,543,000
Other long-term liabilities	709,991
Cash received in merger	$3,127,037

Unaudited Pro Forma Results of Operations

As a result of the merger with Vertro, effective March 1, 2012 the unaudited pro forma consolidated operating results for the three months ended March 31, 2012 and 2011, would have been revenue of $12,551,951 and  $20,157,841, respectively; net loss of $4,080,253 and $1,482,179, respectively; and basic and diluted loss per share of $0.48 and $0.10, respectively. The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results..

Note 15 – Litigation and Settlements

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

ICR, LLC v. Inuvo, Inc.; Case No. 2010-10920-CI, in the Circuit Court for the Sixth Judicial Circuit of Florida. On July 19, 2010, the plaintiff filed this lawsuit claiming breach of contract and unjust enrichment. This suit was settled in February 2012 for $8,500. State of Florida civil investigation re Inuvo, Inc. formerly d/b/a iLead Media, LLC d/b/a Home Biz Ventures, LLC, Case No. L09-3-1186. The State of Florida Attorney General’s office served a subpoena for documents on November 23, 2009, relating to the negative-option marketing business of former Inuvo subsidiary iLead Media, LLC. Inuvo responded to the subpoena and has continued to engage in informational exchanges with the Attorney General’s office.

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

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X  , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys’ fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. Under the terms of Inuvo’s director’s and officer’s liability policy, its insurer has already paid approximately $588,000 of attorneys’ fees and costs to Mr. Mitchell’s counsel. Mr. Mitchell is seeking an additional approximately $265,000 of fees and costs which he allegedly owes to his counsel. The complaint alleges breach of contract/indemnity agreement, breach of implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, and failure to indemnify pursuant to our bylaws and the Nevada statutes. The complaint seeks a judgment against us for actual, consequential and special damages in excess of $10,000, advances of fees, costs and expenses, punitive damages, attorney’s fees and costs, pre and post-judgment interest and a determination of his rights with respect to the indemnification agreement, our bylaws and the Nevada statutes. Given the amount of recovered funds received by Mr. Mitchell, and the position of Inuvo’s insurer that any reimbursement beyond what has already been paid is unwarranted, Inuvo intends to defend this lawsuit on the basis of the scope of the applicable indemnification and the reasonableness of the fees demanded.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2011  and as filed with the Securities and Exchange Commission. The risk factors described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely affect our business, financial condition and/or operating results.   The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

Inuvo® is an internet marketing and technology company specialized in marketing browser-based consumer applications, managing networks of website publishers and operating specialty websites.  We develop software and analytics technology that is accessible over the internet for use by consumers, online advertisers and website publishers.

On March 1, 2012 we completed our acquisition of Vertro, an internet company that owns and operates the ALOT product portfolio. We are now organized into three operating segments: Software Search, Publisher Network and Partner Programs.  Prior to 2012, our segments were classified as Performance Marketing and Web Properties.  Vertro’s operations are now part of our Software Search and Partner Programs segments. Our Publisher Network segment consists of the technology and analytics platforms that provide advertisers and publishers the capability to facilitate performance based advertising.  This segment also consists of websites we own and operate. The Partner Programs segment consists of consumer applications we have designed, developed and marketed.  The Software Search, Publisher Network and Partner Program segments represent approximately 20%, 64% and 16%, respectively, of our total net revenue for the quarter ending March 31, 2012. Further, with the acquisition of Vertro effective March 1, 2012, the Company’s consolidated financial statements as of March 31, 2012 include the operations and financial results of the Vertro subsidiary for one month.  Prior to the period covered by this report, we were organized under two segments; Web Properties and Performance Marketing.  For presentation purposes, our prior period results included herein have been reclassified for our new segment structure.

Software Search

Following our acquisition of Vertro, effective on March 1, 2012, we are including the ALOT product line into what we now call our Software Search segment.  The ALOT product line offers two primary products to consumers, ALOT Home, a homepage product, and ALOT Appbar, a software application that consumers install into their web browsers. Both ALOT Home and ALOT Appbar include a search box from which consumers conduct type-in web search requests. The ALOT Appbar provides access to a library of applications, which are used by consumers to receive dynamic information, perform useful tasks, or access their favorite content online. There are hundreds of apps available for consumers to choose from ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

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

Publisher Network

The Publisher Network segment designs, builds, implements, manages and sells the various technology platforms and services we offer.  In this business, we mediate between advertisers and publishers to facilitate performance-based advertising.  Our Publisher Network is made up of thousands of different websites, from large, well-known portals to independent tech bloggers. The Publisher Network segment consolidates some of the disparate technologies and platforms we acquired between 2002 and 2008 into the Inuvo platform.  The Inuvo platform is an open, fraud filtering, lead generation marketplace designed to allow advertisers and publishers to manage their transactions in an automated and transparent environment. In addition to the core Inuvo platform for advertisers and publishers, we continue to sell services and license legacy platforms and directories within the Publisher Network segment, including:

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

●
The Yellowise.com™ directory search web site at www.yellowise.com and the recently launched Local.ALOT.com web sites are included in the Publisher Network segment as well. Yellowise.com is a local search and review site powered by the LocalXML service.  Users may search by category and location, and receive requested search results.  Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.  Yellowise.com is the in-market website we use to ensure the LocalXML service performs in accordance with market needs.

Partner Programs

The Partner Programs segment designs, builds and implements unique offers that generate revenue from the sale of products, services, data and advertising. It consists of display revenues, affiliate programs, data sales, Kowabunga® and BargainMatch.  This segment includes the non-search revenue generated from the ALOT products when users interact with certain applications from within the Appbars. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Website page-views are also monetized through cost-per-thousand display ads. We also utilize user data to enhance product offering and generate additional revenue.

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

●
The BargainMatch consumer product comparison-shopping and shopping rewards website at www.BargainMatch.com.  BargainMatch is also a service which allows publishers to offer their visitors an online shopping experienced branded around their site with rewards to consumers coming in the form of cash back on every online purchase made through the publisher. The service has been designed and positioned as a consumer loyalty solution.  The product line also includes a consumer facing application which can be downloaded at www.bargainmatch.com/installnow.

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

●
ALOT Display comprises various display advertising opportunities throughout the ALOT product platform, including our www.alothome.com default home page, hundreds of Apps in our ALOT Appbar, and other ALOT-branded websites.

NYSE Amex

On May 9, 2011, we received notice from the NYSE Amex that we were below certain of the exchange’s continued listing standards due to stockholders’ equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a) (ii) of the NYSE Amex Company Guide.  The exchange accepted our plan to regain compliance with the continued listing standards and in June 2011 we executed the first part of the plan by raising $2.7 million in equity.  Another key component of the plan was the launching of new marketing initiatives, BargainMatch and Kowabunga! , that we believed would enhance revenues and income in the next 12 months.  However, following the closing of the merger with Vertro at March 1, 2012, our stockholders’ equity then exceeded the minimum requirement of the exchange and we regained compliance with the continued listing standards.  The exchange has advised us it will monitor our continued compliance for several quarters as we integrate Vertro’s operations into our company.

Three months ended March 31, 2012 and 2011

The following table sets forth selected information concerning our results of operations for the three months ended March 31, 2012 and 2011 (unaudited and in thousands):

	2012	% of Revenue	2011	% of Revenue
Net revenues	$8,767	100.0%	$11,793	100.0%
Cost of revenue	5,348	61.0	6,371	54.0
Gross profit	3,419	39.0	5,422	46.0
Total operating expenses	5,125	58.5	6,601	56.0
Operating loss	(1,706)	(19.5)	(1,179)	(10.0)
Other expenses	(166)	(1.8)	(471)	(4.0)
Net loss from continuing operations	(1,872)	(21.3)	(1,650)	(14.0)
Discontinued operations	(2)	-	257	2.2
Net loss	$(1,874)	(21.3)%	$(1,393)	(11.8)%

In the three months ended March 31, 2012, net revenues decreased 25.7% from the same period of 2011.  Additionally, gross profit also decreased by 36.9% in the three months ended March 31, 2012 compared to the same period of 2011.  These decreases were due primarily from decreases in revenue from our Publisher Network and Partner Programs segments partially offset by new revenue from our Software Search segment as a result of our merger with Vertro.  In the three months ended March 31, 2012, our operating expenses decreased by approximately 22.4% over the same period in 2011 due primarily to a decrease in compensation and telemarketing costs of approximately $1.4 million and a decrease in search costs of approximately $650,000 partially offset by an increase in selling, general and administrative expenses (“SG&A”) of approximately$550,000.

Our net loss from continuing operations for the three months ended March 31, 2012 increased by approximately $222,000 from the same period in 2011 due to lower gross profit that was not offset by lower operating expenses.

Net Revenue

Total net revenue from our Publisher Network, Software Search and Partner Programs segments for the three months ended March 31, 2012 and 2011 were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	5,625	64.2%	9,850	83.5%	(4,225)	(42.9)%
Software Search	1,767	20.2%	-	-%	1,767	-
Partner Programs	1,375	15.6%	1,943	16.5%	(568)	(29.2)%
Total net revenue	8,767	100.0%	11,793	100.0%	(3,026)	(25.7)%

Net revenue from our Publisher Network segment decreased 42.9% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to the decrease in the number of transactions driven through our owned and operated websites and through third party affiliates using the ValidClick platform. In December 2011, Yahoo! provided preliminary notice that it had identified certain traffic irregularities across its publisher network, to which Inuvo is a contributor. While this irregular traffic did not originate within the Inuvo network, it passed through some websites the company manages and in some cases owns and operates. Yahoo! made advertiser refunds as a result of identified traffic irregularities that it charged back to us in the first quarter of 2012 of approximately $238,000. This amount was a reduction of our revenue in the current quarter and most of this amount has been charged back to our vendors.  Additionally, we have reduced traffic to some websites we manage while we restart and test campaigns that were put on hold when the notice from Yahoo! was received.  There can be no assurance that we will be able to successfully return these campaigns to their previous levels.  The revenue of this segment has been volatile due to the decrease in transactions as described above and we expect the volatility to continue in the near future.

With the merger of Vertro closing March 1, 2012, one month of the Vertro operations were included in Inuvo’s first quarter 2012 results. Net revenue from the Software Search segment is derived from the ALOT users conducting searches that produce both algorithmic results and sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. When users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. The revenue of this segment has been growing and we expect it to continue in the near future.

Net revenue from our Partner Programs segment decreased 29.2% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to the decrease in revenue from our BabytoBee business. The decrease was due primarily to a decline in revenue generated from telesales which we discontinued in the second quarter of 2011 with the termination of the outsourced telemarketing company. As previously disclosed, since outsourcing the telesales operations in August 2010, we did not profitably operate and grow the business.  In the second quarter of 2011, we decided to terminate the outsourcing agreement and no longer generate revenue and leads through the telesales process. Though the BabytoBee revenue has declined, the other revenue sources of this segment is expected to grow in the near future, those sources include display advertising, our BargainMatch and Kowabunga programs and the Inuvo affiliate platforms.

One provider of paid search results for our Software Search segment accounted for approximately 20.2% of our consolidated revenues for the three months ended March 31, 2012, no revenue from that paid search provider was included in our consolidated revenue for the three months ended March 31, 2011 because of the timing of the Vetro transaction.  Additionally, one provider of paid search results for our Publisher Network segment accounted for approximately 64.2% and 83.4% of consolidated revenues for the three month periods ended March 31, 2012 and 2011 respectively.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended March 31, 2012 and 2011 were as follows (unaudited and in thousands ):

	Three Months Ended March 31,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Affiliate expenses	4,506	51.4%	5,742	48.7%	(1,236)	(21.5)%
Data acquisition	780	8.9%	622	5.3%	158	(25.4)%
Merchant processing fees and product costs	62	0.7%	8	0.1%	54	675%
Total cost of revenue	5,348	61.0%	6,372	54.1%	(1,024)	(16.1)%

The higher affiliate payments as a percentage of revenue for the three months ended March 31, 2012 compared to the same period in 2011 is due to decreased revenue from our BabytoBee operations from our owned and operated websites for the reasons discussed above.

The increase in data acquisition costs both in real dollars and as a percentage of revenue for the three months ended March 31, 2012 as compared to the same period of 2011 is due primarily to bundled downloads used to drive revenue through our ALOT Appbar which was acquired in the Vertro acquisition in March 2012.  We believe these costs will continue to increase for the next few months.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Three Months Ended March 31,
	2012 ($)	% of Gross Profit	2011 ($)	% of Gross Profit	$ Change	% Change
Publisher network	1,241	36.3%	4,113	75.9%	(2,872)	(69.8)%
Software search	1,452	42.5%	-	-%	1,452	-
Partner Programs	726	21.2%	1,309	24.1%	(583)	(44.5)%
Total gross profit	3,419	100.0%	5,422	100.0%	(2,003)	(36.9)%

Gross profit from our Publisher Network segment decreased 69.8% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to the 42.9% decrease in net revenue and a 23.6% decrease in cost of revenue.

Gross profit from the Software Search segment is resulted from the new revenue acquired in the merger with Vertro in March 2012..

Gross profit from our Partner Programs segment decreased 44.5% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due primarily to the 29.2% decrease in net revenue, primarily from BabytoBee.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 and 2011 were as follows (unaudited and in thousands):

	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Search costs	1,843	21.0%	2,494	21.1%	(651)	(26.1)%
Compensation and telemarketing	1,297	14.8%	2,672	22.7%	(1,375)	(51.5)%
Selling, general and administrative	1,985	22.7%	1,435	12.2%	550	38.3%
Total operating expenses	5,125	58.5%	6,601	56%	(1,476)	(22.4)%

Our operating expenses by segment were as follows for the periods presented (unaudited and in thousands):

	Three Months Ended March 31,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	337	3.8%	2,626	22.2%	(2,289)	(87.2)%
Software Search	1,671	19.1%	-	-	1,671	-
Partner Programs	168	1.9%	1,254	10.6%	(1,086)	(86.6)%
Corporate	2,949	33.7%	2,721	23.2%	228	8.4%
Total operating expenses	5,125	58.5%	6,601	56%	(1,476)	(22.4)%

Search costs decreased 26.1% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to 42.9% lower revenue from our Publisher Network segment partially offset by the advertising spend to create download traffic for the ALOT appbar. This expense is expected to increase in the future as we recognize ALOT revenue in the Software Search segment acquired in the Vertro merger.

Compensation and telemarketing expense decreased 51.5% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to discontinuing the telemarketing operations in the second quarter of 2011. This expense is expected to increase in the future as we absorb the acquired operations from the Vertro merger in March 2012.

Selling, general and administrative expense increased 38.3% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to the acquired operations from the Vertro merger in March 2012.

Corporate expense in the three months ended March 31, 2012 compared to the same quarter last year increased approximately $228,000 primarily due to $436,000 of indirect costs associated with the merger with Vertro; $94,000 of higher rent expense and $41,000 of higher travel expense, partially offset by decreases in payroll and related expenses of $400,000 due to lower head count compared to 2011.

Other Income (Expense)

The charge to litigation settlements at March 31, 2011 of approximately $375,000 resulted from settlements with a former director of the company and a former employee.

Interest expense, which is related to our borrowings from Bridge Bank N.A. (“Bridge Bank”) and Wachovia Bank, N.A. (“Wachovia”), increased by 72.4% during the three months ended March 31, 2012 to $166,701 as compared to $96,669 for  the same period in 2011.  This increase in interest expense primarily reflects the write-off of $100,743 of fees related to the February 2011 Bridge Bank credit facility that was superseded by a March 2012 Bridge Bank credit facility.

Income (Loss) from Discontinued Operations, Net of Tax Expense

The income from discontinued operations for the three months ended March 31, 2011 was approximately $257,000 and is attributed to the write-off of an accrued rent liability due to the settlement of the lease litigation related to the MSA discontinued operations.

 Liquidity and Capital Resources

Liquidity is our ability to generate adequate amounts of cash to meet the company’s needs for cash. At March 31, 2012 and December 31, 2011, we had working capital deficits of approximately $3.0 million and $2.0 million, respectively.  Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

While we do not have any commitments for capital expenditures which come due within the next 12 months, in 2011 our liquidity had been negatively affected, as a result of a reduction in search marketing revenue. In response, we implemented a cost reduction plan during the first quarter of 2011 to offset the reduced revenue which included a reduction in employees and related expenses. We had also delayed payments to publishers and vendors in the management of our cash flows. In September 2011, in order to further reduce our operating costs, we eliminated an additional 16 full time positions and six part time positions. Additionally in 2011, our directors, executive officers and certain senior managers agreed to a deferral of cash compensation. In the first quarter of 2011, we favorably renegotiated the outsourced call center contract reducing the monthly cost outlay and in the second quarter we decided to terminate the outsourcing agreement entirely. The result of that decision was a one-time termination fee of $340,000 and the forgiveness of the remainder of a note receivable associated with the sale of furniture and equipment.

Due to the merger with Vetro at March 1, 2012 and the new Business Financing Agreement (see below), cash at March 31, 2012 increased $3.5 million from the end of 2011 and bank debt correspondingly increased from $2.9 million at December 31, 2011 to $5.0 million at the end of the first quarter.

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank, for up to a $10 million accounts receivable revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”). The Revolving Credit Line replaced the Company’s then existing $8 million revolving credit facility with Bridge Bank. The new credit facility will be used primarily to satisfy our working capital needs.  As of March 31, 2012, there was approximately $3.8 million credit available on the Revolving Credit Line and $0 on the Term Loan. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan portion of the credit facility, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, we must maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Merger Transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less than 1.10 to 1 at all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1%.  In connection with establishing the credit facility, we incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position.  We cannot be assured that additional financing will be available to us on favorable terms, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution. If we continue to generate losses and are unable to comply with the continued listing standards of NYSE Amex, we could be delisted and be unable to raise additional capital at a reasonable cost. We believe with the higher loan availability from the new bank facility and our plan to reduce duplicate costs with respect to the merger with Vertro, we will have sufficient cash for the next twelve months.

Cash flows

 Net cash provided by operating activities for the three months ended March 31, 2012 totaled approximately $815,000 compared to net cash provided by operations of approximately $338,000 during the same period in 2011. Other than depreciation and amortization, the net cash provided by operating activities for the three months ended March 31, 2012 was primarily due to decreases in accounts receivable of approximately $2.2 million, prepaid expenses of approximately $216,000 and an increase of accounts payable of approximately 141,000.  These provisions of operating cash were partially offset by a decrease in accruals and other current liabilities of approximately $1.3 million.  Other than depreciation and amortization, cash provided by operating activities in the three months ended March 31, 2011 were primarily due from increases in accounts payable and accrued expenses of approximately $641,000 and deferred compensation of approximately $372,000 and a decrease in prepaid expenses of approximately $98,000.   These provisions of operating cash in 2011 were partially offset by increases in restricted cash and accounts receivable of approximately 677,000.

Net cash provided by investing activities in 2012 of $1.6 million was primarily due to the cash received up on the merger with Vertro of $3.1 million partially offset by merger costs of approximately $688,000 and the purchase of names database and bundled downloads of  $707,000.  Net cash used in investing activities for the three months ended March 31, 2011 of approximately $965,000 was primarily due to the purchase of names database for approximately $917,000 and the $48,000 of equipment purchases and capitalized development costs.

Net cash provided by financing activities during the three months ended March 31, 2012 and 2011were approximately $1.1 million and $2.3 million, respectively.  The cash provided by financing activities for both periods resulted from the net proceeds from the net advances under our bank term note and credit facility and capital lease payments.

Off Balance Sheet Arrangements

As of March 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2012, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

ICR, LLC v. Inuvo, Inc.; Case No. 2010-10920-CI, in the Circuit Court for the Sixth Judicial Circuit of Florida. On July 19, 2010, the plaintiff filed this lawsuit claiming breach of contract and unjust enrichment.  This suit was settled in February 2012 for $8,500. State of Florida civil investigation re Inuvo, Inc. formerly d/b/a iLead Media, LLC d/b/a Home Biz Ventures, LLC, Case No. L09-3-1186 . The State of Florida Attorney General’s office served a subpoena for documents on November 23, 2009, relating to the negative-option marketing business of former Inuvo subsidiary iLead Media, LLC. Inuvo responded to the subpoena and has continued to engage in informational exchanges with the Attorney General’s office.

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

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X  , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys’ fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. Under the terms of Inuvo’s directors and officer’s liability policy, its insurer has already paid approximately $588,000 of attorneys’ fees and costs to Mr. Mitchell’s counsel. Mr. Mitchell is seeking an additional approximately $265,000 of fees and costs which he allegedly owes to his counsel. The complaint alleges breach of contract/indemnity agreement, breach of implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, and failure to indemnify pursuant to our bylaws and the Nevada statutes. The complaint seeks a judgment against us for actual, consequential and special damages in excess of $10,000, advances of fees, costs and expenses, punitive damages, attorney’s fees and costs, pre and post-judgment interest and a determination of his rights with respect to the indemnification agreement, our bylaws and the Nevada statutes. Given the amount of recovered funds received by Mr. Mitchell, and the position of Inuvo’s insurer that any reimbursement beyond what has already been paid is unwarranted, Inuvo intends to defend this lawsuit on the basis of the scope of the applicable indemnification and the reasonableness of the fees demanded.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC and our subsequent filings with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable to our operations.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

10.1	Yahoo! Publisher Network Contract, dated April 24, 2009, as amended **/***
31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350certification of Chief Executive Officer
32.2	Section 1350certification of Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

**	filed herewith.

***
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2.  The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: May 14, 2012	By:	/s/ Peter A. Corrao
Peter A. Corrao,
Chief Executive Officer, principal executive officer

Date: May 14, 2012	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer