Form 10-Q
period 2012-06-30
INUVO, INC.
filed 2012-08-09
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

143 Varick Street New York, NY 10013	(212) 231-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Clas	Shares Outstanding at August 6, 2012
Common Stock	23,497,123

FORM 10-Q

INUVO, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

●	Revenue;

●	Primary operating costs and expenses;

●	Capital expenditures;

●	Operating lease arrangements; and

●	Evaluation of possible acquisitions of or investments in business, products, and technologies.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Inuvo, Inc., a Nevada corporation, and our subsidiaries.

The information which appears on our web site at www.inuvo.com is not part of this report.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INUVO, INC.
 CONSOLIDATED BALANCE SHEETS
June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$3,281,978	$4,413
Restricted cash	475,938	475,586
Accounts receivable, net of allowance for doubtful accounts of $459,626 and $477,289, respectively	5,514,725	5,426,865
Unbilled revenue	96,731	49,196
Intangible assets - current, net of accumulated amortization	963,398	947,882
Prepaid expenses and other current assets	999,477	433,601
Total current assets	11,332,247	7,337,543
Property and equipment, net	3,142,721	1,590,011
Other assets
Goodwill	6,067,270	1,776,544
Intangible assets, net of accumulated amortization	11,595,332	390,000
Other assets	$165,427	$2,243
Total other assets	$17,828,029	$2,168,787
Total assets	$32,302,997	$11,096,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Term and credit notes payable - current portion	$1,333,333	$452,000
Accounts payable	11,349,455	6,198,921
Deferred revenue	4,691	18,083
Deferred compensation	-	929,428
Accrued expenses and other current liabilities	1,266,724	1,593,748
Current liabilities of discontinued operations	25,000	160,000
Total current liabilities	13,979,203	9,352,180

Long-term liabilities
Deferred tax liability	4,543,000	-
Term and credit notes payable - long term	6,555,556	2,454,303
Other long-term liabilities	1,037,132	300,124
Total long-term liabilities	12,135,688	2,754,427

Stockholders’ equity (deficit)
Preferred stock, $.001 par value:
Authorized shares - 500,000 - none issued and outstanding	-	-
Common stock, $.001 par value:
Authorized shares - 40,000,000, issued shares 23,862,680 and 10,422,617, respectively
Outstanding shares - 23,497,123 and 10,035,790, respectively	23,862	10,422
Additional paid-in capital	127,044,862	115,096,953
Accumulated deficit	(119,486,242)	(114,648,037)
Accumulated other comprehensive income	(5,579)	-
Treasury stock, at cost - 365,557 and 386,827 shares, respectively	(1,388,797)	(1,469,604)
Total stockholders' equity (deficit)	6,188,106	(1,010,266)
Total liabilities and stockholders' equity (deficit)	$32,302,997	$11,096,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three and Six Months Ended June 30, 2012 and 2011
 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$12,873,981	$9,213,037	$21,641,133	$21,006,530
Cost of revenue
Affiliate expenses	4,141,462	4,426,446	8,647,162	10,168,212
Data acquisition	1,756,446	627,535	2,536,421	1,199,261
Merchant processing fees and product costs	199,433	44,832	261,510	102,804
Cost of services	6,097,341	5,098,813	11,445,093	11,470,277
Gross profit	6,776,640	4,114,224	10,196,040	9,536,253
Operating expenses
Search costs	5,422,936	2,296,595	7,265,993	4,790,073
Compensation and telemarketing	1,625,790	2,336,656	2,922,355	5,011,430
Selling, general and administrative	2,386,083	1,097,888	4,355,546	2,530,558
Total operating expenses	9,434,809	5,731,139	14,543,894	12,332,061
Operating loss	(2,658,169)	(1,616,915)	(4,347,854)	(2,795,808)
Other income (expenses)
Litigation settlements	-	-	-	(374,800)
Loss on write-off of note receivable	-	(100,745)	-	(100,745)
Interest expense, net	(104,731)	(113,600)	(271,431)	(210,269)
Other income (expense), net	(104,731)	(214,345)	(271,431)	(685,814)
Loss from continuing operations before taxes	(2,762,900)	(1,831,260)	(4,619,285)	(3,481,622)
Income tax expense	45,977	-	61,977	-
Net loss from continuing operations	(2,808,877)	(1,831,260)	(4,681,262)	(3,481,622)
Net income (loss) from discontinued operations	(155,236)	-	(156,943)	257,136
Net loss	$(2,964,113)	$(1,831,260)	$(4,838,205)	$(3,224,486)
Other comprehensive income
Foreign currency revaluation	(10,735)	-	(5,579)	-
Total comprehensive loss	$(2,974,848)	$(1,831,260)	$(4,843,784)	$(3,224,486)

Per common share data
Basic and diluted
Net loss from continuing operations	$(0.12)	$(0.21)	$(0.25)	$(0.40)
Net loss (income) from discontinued operations	$(0.01)	$-	$(0.01)	$0.03
Net loss	$(0.13)	$(0.21)	$(0.26)	$(0.37)

Weighted average shares (Basic and diluted)	23,484,733	8,805,132	19,022,387	8,681,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Operating activities:
Net loss	$(4,838,205)	$(3,224,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,956,384	2,163,530
Provision for doubtful accounts	46,967	25,520
Loss on write-off of note receivable	-	100,745
Deferred compensation	-	318,975
Stock based compensation	386,864	726,711
Change in operating assets and liabilities:
Restricted cash	(352	137,119
Accounts receivable	1,959,018	1,227,703
Prepaid expenses and other assets	23,138	90,657
Accounts payable	1,396,921	(996,225)
Deferred revenue	(13,392)	(1,838)
Other accrued expenses and current liabilities	(3,085,248)	(194,077)
Net cash (used in) provided by operating activities from continuing operations	(167,905)	374,334
Net cash used in operating activities of discontinued operations	(135,000)	(296,424)
Net cash (used in) provided by operating activities	(302,905)	77,910

Investing activities:
Purchases of equipment and capitalized development costs	(628,600)	(245,382)
Net cash received from merger with Vertro, Inc., net of merger costs	2,424,383	-
Purchase of names database and bundled downloads	(2,184,076)	(1,543,247)
Net cash provided by (used in) investing activities	(388,293)	(1,788,629)

Financing activities:
Proceeds from sale of common stock, net	-	2,680,036
Proceeds from term note	5,000,000	-
Deposit to collateralize letter of credit	(475,000)	-
Advances from credit note payable	3,000,000	4,396,744
Payments on term note payable and capital leases	(3,550,658)	(3,569,625)
Net cash provided by financing activities	3,974,342	3,507,155
Accumulated other comprehensive income	(5,579)	-
Net change – cash	3,283,144	1,796,436
Cash, beginning of period	4,413	118,561
Cash, end of period	$3,281,978	$1,914,997

Supplemental information:
Interest paid	$238,501	$271,506
Non-cash investing activities:
Issuance of stock as settlement of deferred compensation	$915,750	$-
Restricted advances on term note payable	$475,000	$475,000
Payment of litigation settlements with common stock	$-	$365,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

INUVO, INC.
Notes to Consolidated Financial Statements

June 30, 2012 and 2011
(Unaudited)

Note 1 - Organization and Business and Accounting Policies

Inuvo® is an internet marketing and technology company specialized in marketing browser-based consumer applications, managing networks of website publishers and operating specialty websites.  We develop software and analytics technology that is accessible over the internet for use by consumers, online advertisers and website publishers.

On March 1, 2012 we completed our acquisition of Vertro, Inc. (“Vertro”), an internet company that owns and operates the ALOT product portfolio.  Effective with the merger, we are now organized into three operating segments: Software Search, Publisher Network and Partner Programs. Vertro's operations are now part of our Software Search and Partner Programs segments. Our Publisher Network segment consists of the technology and analytics platforms that provide advertisers and publishers the capability to facilitate performance based advertising.  This segment also consists of websites we own and operate. The Partner Programs segment consists of consumer applications we have designed, developed and marketed.  The Software Search, Publisher Network and Partner Programs segments represent approximately 43%, 37% and 20%, respectively, of our total net revenue for the quarter ending June 30, 2012.  Prior to 2012, we were organized under two segments; Web Properties and Performance Marketing.  For presentation purposes, our prior period results included herein have been reclassified for our new segment structure.

Merger with Vertro

In evaluating the merger, we, and the management of Vertro believed that the combination of the two companies could create a stronger, more scalable business, from which to attract advertisers, publishers and consumers.  Expected benefits include:

●	diversified revenue streams which should mitigate our dependence on one major customer;
●	an existing install and distribution capability through Vertro's ALOT toolbar applications for our consumer facing innovations;
●	a stronger business from which to access both debt and capital markets to support growth;
●	the combination of two experienced digital marketing teams; and
●	the combination will eliminate approximately $2.9 million in overlapping annual operating and public company expenses.

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

●
The Yellowise.com™ directory search web site at www.yellowise.com and the recently launched Local.ALOT.com website are included in the Publisher Network segment as well. Both websites are local search and review sites powered by the LocalXML service.  Users may search by category and location, and receive requested search results.  Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.

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

Liquidity

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank, N.A. for a revolving credit facility of up to $10 million and a term loan for up to $5 million. The Business Financing Agreement replaced our then existing $8 million revolving credit facility with Bridge Bank. The new credit facility is used primarily to satisfy our working capital needs.  We believe with the higher loan availability from the new bank facility and our plan to reduce duplicate costs with respect to the merger with Vertro, we will have sufficient cash for the next twelve months. On June 29, 2012, we entered into a modification of the Business Financing Agreement to waive certain events of default in April and May 2012, and modify the financial covenants thereafter.

Discontinued Operations

At June 30, 2012, we reported a loss from discontinued operations associated with Vertro's European operations. During the six months ended June 30, 2011, we settled a lawsuit resulting in a gain of approximately $257,000 from a business sold in 2010, MarketSmart Advertising ("MSA").

Basis of Presentation

The consolidated financial statements include our accounts and those of our subsidiaries.  All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC. The interim consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year. Our consolidated financial statements for the six months ended June 30, 2012 include four months of the operations and financial results of the Vertro subsidiary which was acquired on March 1, 2012.

Reclassification

For comparability, the 2011 consolidated financial statements reflect reclassifications where appropriate to conform to the interim consolidated financial statement presentation used in 2012.  These reclassifications have no effect on total stockholders' equity (deficit) or net loss.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, stock compensation, and the value of stock options and warrants. We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are typically unsecured and are derived from sales to customers. We perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. We apply judgment as to our ability to collect outstanding receivables based primarily on management's evaluation of the customer's financial condition and past collection history and records a specific allowance. In addition, we record an allowance based on the length of time the receivables are past due.

At June 30, 2012 and subsequent to the merger with Vertro, we have two individual customers with accounts receivable balances greater than 10% of our gross accounts receivable from continuing operations. These customers owed approximately $3.9 million or 65.3% of gross accounts receivable from continuing operations at June 30, 2012.  These same customers contributed approximately $8.8 million or 68.6% of total net revenue from continuing operations for the three months ended June 30, 2012 and $16.6 or 76.6% of total net revenue from continuing operations for the six months ended June 30, 2012. At June 30, 2011, we had one customer with receivable balance greater than 10% of our gross accounts receivable from continuing operations. This customer owed approximately $2.3 million or 62.6% of gross accounts receivable from continuing operations at June 30, 2011. This same customer contributed approximately $8.1 million or 88.0% of total net revenue from continuing operations for the three months ended June 30, 2011, and $17.9 million or 85.4% of total net revenue from continuing operations for the six months ended June 30, 2011.

Note 2 - Property and Equipment

The net carrying value of property and equipment consisted of the following as of:

	June 30, 2012	December 31, 2011
	(unaudited)

Furniture and fixtures	$427,121	$427,121
Equipment	2,378,502	2,005,505
Software	7,751,757	5,469,804
Leasehold improvements	343,796	310,416
Subtotal	10,901,176	8,212,846
Less: accumulated depreciation and amortization	(7,758,455)	(6,622,835)
Total	$3,142,721	$1,590,011

Depreciation and amortization expense related to property and equipment for the three months ended June 30, 2012 and 2011 was approximately $527,000 and $391,000, respectively. Additionally, depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was approximately $1,136,000 and $935,000, respectively. Depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Note 3 - Goodwill and Intangible Assets

The following is a schedule of our intangible assets from continuing operations as of June 30, 2012 (unaudited):

Description	Term	Carrying Value	Accumulated Amortization (1)	Net Carrying Value

Names database	9 months	$15,674,650	$(15,231,891)	$442,759
Customer list	20 years	8,820,000	(147,000)	8,673,000
Customer list	10 years	1,610,000	(53,668)	1,556,332
Bundled downloads	4.5 months	1,930,989	(1,410,350)	520,639
Exclusivity and non-compete agreements	1 year	270,000	(190,000)	80,000
Tradenames	5 years	960,000	(64,000)	896,000
Tradenames	-	390,000	-	390,000
Total intangible assets		$29,655,639	$(17,096,909)	$12,558,730
Goodwill		$6,067,270	$-	$6,067,270

(1)
Amortization for  the three months ended June 30, 2012 and 2011 was approximately; names database $607,000 and $628,000, respectively, bundled downloads $269,000 and $0, respectively; customer lists $151,000 and $0, respectively; exclusivity and non-compete agreements $30,000 and $0, respectively; and trademarks $48,000 and $0, respectively. Amortization for the six months ended June 30, 2012 and 2011 was approximately; $1,106,000 and $1,199,000, respectively; bundled downloads $1,410,000 and $0, respectively; customer lists $201,000 and $0, respectively; exclusivity and non-compete agreements $40,000 and $0 respectively; and trademarks $64,000 and $0, respectively. Intangible assets with an amortization term of less than one year are shown in the current assets section of the consolidated balance sheets.

Our amortization expense over the next five years and thereafter as of June 30, 2012 is as follows:

2012	$1,367,356
2013	867,041
2014	794,000
2015	794,000
2016	794,000
Thereafter	7,552,333
Total	$12,168,730

Note 4 - Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2012	December 31, 2011
	(Unaudited)

Taxes	$310,589	$-
Search costs	125,256	109,706
Payroll and commission liabilities	88,223	8,370
Capital leases - current portion	63,022	57,581
Affiliate expenses	32,582	16,570
All other expenses	647,052	1,401,521
Total	$1,266,724	$1,593,748

Note 5 - Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	June 30, 2012	December 31, 2011
	(Unaudited)

Taxes payable	$506,453	$-
Deferred rent	430,040	283,469
Capital leases - less current portion	67,901	16,655
Long-term deposits	32,738	-
Total	$1,037,132	$300,124

Note 6 - Term and Credit Note Payable

The following table summarizes our notes payable balance as of:

Lender	Due Date	Interest Rate	June 30, 2012	December 31, 2011
			(Unaudited)
Bridge Bank - term note; paid in full on March 1, 2012	February 2013	Prime + 2 percentage points	$-	$475,000
Bridge Bank - term note	February 2016	Prime + 1 percentage points	4,888,889
Bridge Bank - credit facility; paid in full on March 1, 2012	February 2013	Prime + 2 percentage points	-	2,431,303
Bridge Bank - credit facility	February 2014	Prime + 0.5 percentage points	3,000,000
Totals			7,888,889	2,906,303
Less: term and credit facility payable - current portion			(1,333,333)	(452,000)
Term and credit facility - long-term			$6,555,556	$2,454,303

Principal Payments Due

Principal payments due are as follows as of June 30, 2012:

2012	$666,667
2013	1,333,333
2014	1,333,333
2015	1,333,333
2016	222,223
Total	$4,888,889

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank. N.A. (“Bridge Bank”), for up to a $10 million revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”).  The Revolving Credit Line replaced our then existing $8 million revolving credit facility. The new credit facility will be used primarily to satisfy our working capital needs following the closing of the merger with Vertro described herein.  As of June 30, 2012, there was approximately $1.4 million credit available on the revolving credit facility and $0 on the term loan. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness.  We were required to maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Vertro transaction of not less than $200,000 for the immediate preceding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate preceding three month period; and an Asset Coverage Ratio of not less than 1.10 to 1 at all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% (3.75% at June 30, 2012) plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1% (4.25% at June 30, 2012).  In connection with establishing the credit facility, the Company incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

On June 29, 2012 we entered into the First Business Financing with Bridge Bank which changed the minimum Asset Coverage Ratio to 0.75 to 1.00 for June 2012 through August 2012, then 0.80 to 1.00 for September 2012, 0.85 to 1.00 for October 2012 and to 1.00 to 1.00 for November 2012 and thereafter. It also changed the minimum Operating Profit to $200,000 for June 2012, then $500,000 for July 2012, $1,000,000 for August 2012 and to $1,500,000 for September 2012 and thereafter. Also changed was the minimum Debt Service ratio to 1.5 to 1.0 beginning October 2012 and thereafter. Further, the First Business Financing Modification Agreement waived the event of default caused by the non-compliance of the minimum Debt Coverage ratio in April and May 2012.

As of June 30, 2012, we were in compliance with all terms of the amended Bridge Bank credit facility.

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

On September 23, 2011, all unexpired stock options had their expiration term extended by 5 years from the date of grant.  The extension of the termination period for these stock options increased the expected life of the options by approximately one year and accordingly increased the fair market value of these stock options by approximately $283,000 of which $117,000 was related to fully vested stock options and was recorded as a charge to expense in the third quarter of 2011.  We are amortizing $166,000 over the remaining vesting periods.

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

The following table summarizes all stock based compensation grants as of June 30, 2012:

	Stock Options Outstanding	RSA's Outstanding	Options and RSA's Exercised	Available Shares	Total

2010 ECP	591,551	3,144	903,696	1,889,054	3,387,445
2005 LTIP	603,175	46,119	214,164	136,542	1,000,000
Total	1,194,726	49,263	1,117,860	2,025,596	4,387,445

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

We recorded stock-based compensation expense for all equity incentive plans of approximately $192,000 and $552,000 for the three months ended June 30, 2012 and 2011 respectively. Additionally, stock- based compensation for the six months ended June 30, 2012 and 2011, was $387,000 and $978,000, respectively.

At June 30, 2012, the aggregate intrinsic value of all outstanding options is $0 and has a weighted average remaining contractual term of 7.53 years. As of June 30, 2012, 750,256 of the outstanding options are exercisable and have an aggregate intrinsic value of $0, a weighted average exercise price of $2.93 and a weighted average remaining contractual term of approximately 7.27 years.  The total compensation cost at June 30, 2012 related to non-vested awards not yet recognized was approximately $565,000 and has an average remaining expense recognition period of 1.02 years. As a result of the merger, we had 118,842 options outstanding as of June 30, 2012 that were not part of either plan.

The following table summarizes unaudited information about stock option activity during the six months ended June 30, 2012 and 2011, respectively.

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of period	1,358,717	$2.83	1,223,159	$3.74
Granted	-	$-	300,000	$2.93
Forfeited or expired	(163,991)	$3.16	(70,011)	$5.71
Exercised	-	$-	-	$-
Outstanding, end of period	1,194,726	$2.81	1,453,148	$3.28
Exercisable, end of period	750,256	$2.93	485,346	$4.46

No option or warrant exercises occurred under any share-based payment arrangements for the three and six months ended June 30, 2012 and 2011. As part of the merger with Vertro on March 1, 2012, 118,842 options were outstanding that are not part of the existing plans.

In accordance with ASC 718, the fair values of options granted were not changed. There were no options granted during the six months ended June 30, 2012.  The fair value of options granted during the six months ended June 30, 2011 were estimated assuming the following weighted averages:

	2012	2011

Expected life in years	-	4.5
Volatility	-	141.10%
Risk free interest rate	-	2.15%
Dividend yield	-	-

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

Deferred Compensation

During the three and six months ended June 30, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $132,000 and $319,000 for the three and six months ended June 30, 2011, respectively.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation.  The RSAs will vest upon the earlier of repayment of the deferred compensation or December 31, 2011.  The number of RSAs granted in conjunction with the deferred compensation was 47,662 and 113,817 for the three and six months ended June 30, 2011, respectively, and were granted at an exercise price of the greater of fair market value on the date of each grant or $2.50.  There was no deferred compensation in the three and six months ended June 30, 2012. As of June 30, 2012, all RSAs granted in connection with these elected deferrals were issued (see Note 8).
Warrants Outstanding

As of June 30, 2012, we have outstanding warrants for the potential issuance of 765,000 shares of common stock. Exercise price for these warrants ranges from $1.50 to $15.00. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances.

Note 8 - Sale of Common Stock and Treasury Stock

In August 2011, we retired 164,869 shares of our common stock held in treasury valued at approximately $627,000.  In February 2012, we retired 21,270 shares of our common stock valued at approximately $81,000.

The merger agreement with Vertro required that at closing of the merger, we pay outstanding obligations under our deferred compensation program and bonus agreements to our executive officers, board of directors and certain management employees with our common stock in lieu of cash.  These obligations were satisfied by issuing 1,017,742 shares of our common stock.  At the same time, 284,962 of the common stock issued to executives, board directors and managers were withheld by us at the same value as issued, to pay for the associated individual's income taxes, approximately $256,000.  Those shares withheld were retired.

Note 9 - Income Taxes

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2011.  Our state income tax returns are also open to audit under the statute of limitations for the years ending December 31, 2008 through 2011.

As of June 30, 2012, we have accrued $506,453 for uncertain tax positions that we reported as discrete items in the other long-term liabilities section of the consolidated balance sheet (unaudited) as of June 30, 2012.

Due to the recent history of tax losses, the economic conditions in which we operate, recent organizational changes, and near term projections, we concluded that we are unable to support a conclusion that it is more likely than not that any of our deferred income tax assets will be realized.  As a result, we have recorded a full valuation allowance for the net deferred tax assets at June 30, 2012 and December 31, 2011. We recorded a deferred tax liability of $4,543,000 as a result of the merger with Vertro on March 1, 2012.

Note 10 - Discontinued Operations

The table below summarizes unaudited financial results of discontinued operations which are comprised of the European operations from our merger with Vertro in March 2012 and the settlement of a lawsuit involving a lease with our discontinued MSA operations which resulted in a one-time credit of approximately $257,000 in March 2011.   The unaudited results for discontinued operations in the three and six months ended June 30, 2012 and 2011 are:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-
(Loss) income from discontinued operations before sale		-	(1,709)	-
(Loss) income from discontinued operations primarily for European operations acquired from merger with Vertro	(155,236)		(155,234)
Gain from litigation settlement in discontinued operations	-	-	-	257,136
(Loss) income from discontinued operations	$(155,236)	$-	$(156,943)	$257,136

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

Note 12 - Impact of Recent Accounting Pronouncements

ASU 2011-08- In September 2011, the Financial Accounting Standards Board ("FASB") issued “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” to simplify the goodwill impairment test. The change allows companies to first decide whether they need to do the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This amendment also includes examples of how the amended test should be carried out. This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The effect of adopting this statement is not expected to have an impact on our financial position or results of operations.

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

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (AICPA), and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Note 13 - Segment Analysis

In 2012, management reorganized the operations along three new operating segments - Publisher Network, Software Search and Partner Programs.  Prior to 2012, our two segments were classified as Performance Marketing and Web Properties segments.

Listed below is an unaudited presentation of net revenue and gross profit for all reportable segments for the three and six months ended June 30, 2012 and 2011. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Net Revenue by Industry Segment
(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	2012 ($)	% of Revenue	2011 ($)	% of Revenue

Publisher Network	4,835	37.6%	8,113	88.1%	10,460	48.3%	17,963	85.5%
Software Search	5,496	42.7%	—	—%	7,264	33.6%	—	—%
Partner Programs	2,543	19.8%	1,100	11.9%	3,918	18.1%	3,043	14.5%
Total net revenue	12,874	100.0%	9,213	100.0%	21,642	100.0%	21,006	100.0%

Gross Profit by Industry Segment
(in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Net Revenue	2011	% of Net Revenue	2012	% of Net Revenue	2011	% of Net Revenue

Publisher Network	964	7.5%	3,683	40.0%	2,205	10.2%	7,796	37.7%
Software Search	4,151	32.2%	-	-%	5,604	25.9%	-	-%
Partner Programs	1,661	12.9%	432	4.7%	2,388	11.0%	1,740	8.3%
Total gross profit	6,776	52.6%	4,115	44.7%	10,197	47.1%	9,536	45.4%

Note 14 - Merger with Vertro, Inc.

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

The following summarizes the net assets received and liabilities assumed in the merger with Vertro:

Total consideration paid in common stock	$11,442,196
Fair value of assets acquired:
Accounts receivable, net	(2,093,845)
Other current assets	(520,342)
Property and equipment	(2,059,729)
Other assets	(283,911)
Goodwill	(4,286,206)
Intangible assets	(11,857,537)
Fair value of liabilities assumed:
Accounts payable	3,753,613
Outstanding balance on credit facility	1,000,000
Accrued expenses	2,779,807
Deferred tax liability	4,543,000
Other long-term liabilities	709,991
Cash received in merger	$3,127,037
Stock issuance costs	(687,679)
Net cash received in merger	$2,439,358

Unaudited Pro Forma Results of Operations

As a result of the merger with Vertro, effective March 1, 2012 the unaudited pro forma consolidated operating results for the six months ended June 30, 2012 and 2011, would have been revenue of $25,425,932 and $36,901,697, respectively; net loss of $7,047,982 and $3,653,011, respectively; and basic and diluted loss per share of $0.37 and $0.42, respectively. The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results.

Note 15 - Litigation and Settlements

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following litigation which is not incidental to its business:

Shareholder Class Action Lawsuits.  In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment.  Vertro intends to file a petition for certiorari with the United States Supreme Court seeking review of the Eleventh Circuit's decision. On April 16, 2012, Vertro filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Eleventh Circuit's decision.  The certiorari petition is fully briefed and the parties are awaiting a ruling from the Supreme Court.

Derivative Stockholder Litigation.  On July 25, 2005, a stockholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of Vertro in the United States District Court for the Middle District of Florida, against certain of Vertro's directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by orders of the court, the case was stayed pending the resolution of the defendant's motion to dismiss in the securities class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff's counsel that the case is due to be reopened.

State of Florida civil investigation re Inuvo, Inc. formerly d/b/a iLead Media, LLC d/b/a Home Biz Ventures, LLC, Case No. L09-3-1186. The State of Florida Attorney General's office served a subpoena for documents on November 23, 2009, relating to the negative-option marketing business of former Inuvo subsidiary iLead Media, LLC. Inuvo responded to the subpoena and has continued to engage in informational exchanges with the Attorney General's office.

Beth Tarczynski v. Inuvo, Inc. d/b/a Blog Tool Kit, Home Biz Ventures, LLC, and John Doe Defendants; Case No. 11-5111-CI-7, in the Circuit Court for the Sixth Judicial Circuit of Florida.  On June 10, 2011, a putative class action complaint was filed alleging violations of the Florida statute prohibiting misleading advertisements, violation of Florida's Deceptive and Unfair Trade Practices Act, fraud in the inducement, conspiracy to commit fraud, restitution/unjust enrichment, and breach of contract. The plaintiffs are seeking certification of a statewide class and unspecified damages. Initial discovery has begun and Inuvo is vigorously defending the action.

Express Revenue, Inc. v. Inuvo, Inc.; Case No. 10-44118-13, in the Circuit Court for the Seventeenth Judicial Circuit of Florida.   On November 4, 2010, the plaintiff filed this lawsuit alleging breach of oral contract, and violation of Florida Statute §68.065, among other claims, and seeking approximately $30,000 for allegedly unpaid commissions dating back to 2009. Initial discovery has begun and Inuvo is vigorously defending the action.

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida.  This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. The litigation has not been actively prosecuted, but the plaintiff recently served discovery requests seeking additional information. Inuvo is actively defending this action, and the co-defendants' separate counsel is likewise defending the claim against the co-defendants.

Oltean, et al. v. Think Partnership, Inc.; Edmonton, Alberta CA. On March 6, 2008, Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against Inuvo in The Court of Queen's Bench of Alberta, Judicial District of Edmonton, Canada, claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock. On March 6, 2008, the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of Inuvo, again for wrongful dismissal and claiming the same damages. In October 2009, the two actions were consolidated. The case is in the discovery stage and Inuvo is vigorously defending the matter.

Litigation Relating to the Merger. On October 27, 2011, a complaint was filed in the Supreme Court of the State of New York, County of New York against Vertro, its directors, Inuvo, and Anhinga Merger Subsidiary, Inc. on behalf of a putative class of Vertro shareholders (the “New York Action”).  Two other complaints, also purportedly brought on behalf of the same class of shareholders, were filed on November 3 and 10, 2011, against these same defendants in Delaware Chancery Court and were ultimately consolidated by the Court (the “Delaware Action”).  The plaintiffs in both the New York and the Delaware Actions alleged that Vertro's board of directors breached their fiduciary duties regarding the merger with Inuvo and that Vertro, Inuvo, and Anhinga Merger Subsidiary, Inc. aided and abetted the alleged breach of fiduciary duties. The plaintiffs asked that the merger be enjoined and sought other unspecified monetary relief.

Plaintiffs in the Delaware Action requested expedited discovery and related proceedings, but this request was denied by the Delaware Chancery Court on December 21, 2011.  Defendants in the Delaware Action moved to dismiss plaintiffs' complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012.  The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings.  The New York Court granted Defendants' motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants' motion to dismiss and the plaintiff's pending request for expedited discovery. Plaintiffs in the New York action then filed a Second Amended Complaint on June 19, 2012 and, on July 9, 2012, Defendants moved to dismiss that complaint for failure to state a claim.

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X   , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys' fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. Under the terms of Inuvo's director's and officer's liability policy, its insurer has already paid approximately $588,000 of attorneys' fees and costs to Mr. Mitchell's counsel. Mr. Mitchell is seeking an additional approximately $265,000 of fees and costs which he allegedly owes to his counsel. The complaint alleges breach of contract/indemnity agreement, breach of implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, and failure to indemnify pursuant to our bylaws and the Nevada statutes. The complaint seeks a judgment against us for actual, consequential and special damages in excess of $10,000, advances of fees, costs and expenses, punitive damages, attorney's fees and costs, pre and post-judgment interest and a determination of his rights with respect to the indemnification agreement, our bylaws and the Nevada statutes. Given the amount of recovered funds received by Mr. Mitchell, and the position of Inuvo's insurer that any reimbursement beyond what has already been paid is unwarranted, Inuvo intends to defend this lawsuit on the basis of the scope of the applicable indemnification and the reasonableness of the fees demanded.

Reverso-Softissimo v. ALOT.  In May 2012 a complaint was filed against us in the Court of First Instance of Paris in Paris, France.  The complaint is related to our alleged use of Reverso-Softissimo's trademarks in our advertising.  The case is in the initial stages and Inuvo is vigorously defending the matter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our lack of profitable operating history, changes in our business, potential need for additional capital and the other additional risks and uncertainties that are set forth in this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2011  and as filed with the Securities and Exchange Commission and our subsequent filings with the SEC. The risk factors described in our filings with the SEC are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely affect our business, financial condition and/or operating results.   The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Overview

Inuvo® is an internet marketing and technology company specialized in marketing browser-based consumer applications, managing networks of website publishers and operating specialty websites.  We develop software and analytics technology that is accessible over the internet for use by consumers, online advertisers and website publishers.

On March 1, 2012 we completed our acquisition of Vertro, an internet company that owns and operates the ALOT product portfolio. We are now organized into three operating segments: Software Search, Publisher Network and Partner Programs.  Prior to 2012, our segments were classified as Performance Marketing and Web Properties.  Vertro's operations are now part of our Software Search and Partner Programs segments. Our Publisher Network segment consists of the technology and analytics platforms that provide advertisers and publishers the capability to facilitate performance based advertising.  This segment also consists of websites we own and operate. The Partner Programs segment consists of consumer applications we have designed, developed and marketed.  The Software Search, Publisher Network and Partner Program segments represent approximately 43%, 37% and 20%, respectively, of our total net revenue for the quarter ending June 30, 2012 and 34%, 48% and 18%, respectively for the six months ended June 30, 2012.  The Company's consolidated financial statements as of June 30, 2012 include the operations and financial results of the Vertro subsidiary for four months.  Prior to the period covered by this report, we were organized under two segments; Web Properties and Performance Marketing.  For presentation purposes, our prior period results included herein have been reclassified for our new segment structure.

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

●
The Yellowise.com™ directory search web site at www.yellowise.com and the recently launched Local.ALOT.com website are included in the Publisher Network segment as well. Both websites are local search and review sites powered by the LocalXML service.  Users may search by category and location, and receive requested search results.  Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.

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

NYSE MKT

On May 9, 2011, we received notice from the NYSE MKT, LLC (formerly NYSE Amex) that we were below certain of the exchange's continued listing standards due to stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a) (ii) of the NYSE MKT Company Guide.  The exchange accepted our plan to regain compliance with the continued listing standards and in June 2011 we executed the first part of the plan by raising $2.7 million in equity.  Another key component of the plan was the launching of new marketing initiatives, BargainMatch and Kowabunga! , that we believed would enhance revenues and income in the next 12 months.  As a result of the company's reported results at December 31, 2011, the exchange's minimum requirement for continued listing is a stockholder's equity of not less than $6.0 million. Due to the merger with Vertro at March 1, 2012, our stockholders' equity exceeds this minimum requirement and we regained compliance with the continued listing standards.  The exchange has advised us it will monitor our continued compliance for several quarters as we integrate Vertro's operations into our company.

Results of Operations for the Three months ended June 30, 2012 and 2011

The following table sets forth selected information concerning our results of operations for the three months ended June 30, 2012 and 2011 (unaudited and in thousands):

	2012	% of Revenue	2011	% of Revenue

Net revenues	$12,874	100.0%	$9,213	100.0%
Cost of revenue	6,097	47.4%	5,099	55.3%
Gross Profit	6,777	52.6%	4,114	44.7%
Total operating expenses	9,435	73.3%	5,731	62.2%
Operating Loss	(2,658)	(20.6)%	(1,617)	(17.6)%
Other expenses	(105)	(0.8)%	(214)	(2.3)%
Income tax expense	(46)	(0.4)%	-	-%
Net loss from continuing operations	(2,809)	(21.8)%	(1,831)	(19.9)%
Discontinued operations	(155)	(1.2)%	-	-%
Net loss	$(2,964)	(23.0)%	$(1,831)	(19.9)%

In the three months ended June 30, 2012, net revenues increased 39.7% from the same period of 2011.  Additionally, gross profit also increased 64.7% in the three months ended June 30, 2012 compared to the same period of 2011.  These increases were due primarily from revenue from our Software Search segment as a result of our merger with Vertro.  In the three months ended June 30, 2012, our operating expenses increased by approximately 64.6% over the same period in 2011 due primarily to customer acquisition costs from our Software Search segment as a result of our merger with Vertro.

Our net loss from continuing operations for the three months ended June 30, 2012 increased by approximately $1,071,000 from the same period in 2011 due to lower gross profit that was not offset by lower operating expenses.

Net Revenue

Total net revenue from our Publisher Network, Software Search and Partner Programs segments for the three months ended June 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Three Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Publisher Network	4,835	37.6%	8,113	88.1%	(3,278)	(40.4)%
Software Search	5,496	42.7%	-	-%	5,496	-%
Partner Programs	2,543	19.8%	1,100	11.9%	1,443	131.2%
Total net revenue	12,874	100.0%	9,213	100.0%	3,661	39.7%

Net revenue from our Publisher Network segment decreased 40.4% for the three months ended June 30, 2012 compared to the same period of 2011 primarily due to the decrease in the number of transactions driven through our owned and operated websites and through third party affiliates using the ValidClick platform. In December 2011, Yahoo! provided preliminary notice that it had identified certain traffic irregularities across its publisher network, to which Inuvo is a contributor. While this irregular traffic did not originate within the Inuvo network, it passed through some websites the company manages and in some cases owns and operates. Yahoo! made advertiser refunds as a result of identified traffic irregularities that it charged back to us. In the first quarter of 2012, the chargeback was approximately $238,000. This amount was a reduction of our revenue in the first quarter 2012 and most of this amount has been charged back to our vendors. Additionally, we have reduced traffic to some websites we manage while we restart and test campaigns that were put on hold when the notice from Yahoo! was received.  There can be no assurance that we will be able to successfully return these campaigns to their previous levels.  The revenue of this segment has been volatile due to the decrease in transactions as described above and we expect the volatility to continue in the near future.

Net revenue from our Software Search segment is entirely a result of the merger with Vertro on March 1, 2012. Net revenue from the Software Search segment is derived from the ALOT users conducting searches that produce both algorithmic results and sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. When users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. The revenue of this segment has been growing and we expect it to continue in the near future.

Net revenue from our Partner Programs segment increased 131.2% for the three months ended June 30, 2012 compared to the same period of 2011 primarily due to revenue derived from partner programs associated with the ALOT operations acquired in the merger of Vertro on March 1, 2012. The higher revenue is partially offset by a decrease in revenue from our BabytoBee business where we discontinued telesales operations in the second quarter of 2011.

One provider of paid search results for our Software Search segment accounted for approximately 31.9% of our consolidated revenues for the three months ended June 30, 2012. No revenue from that paid search provider was included in our consolidated revenue for the three months ended June 30, 2011.  Additionally, one provider of paid search results for our Publisher Network segment accounted for approximately 36.5% and 88.0% of consolidated revenues for the three month periods ended June 30, 2012 and 2011 respectively.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended June 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Three Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Affiliate expenses	4,141	32.2%	4,426	48.0%	(285)	(6.4)%
Data acquisition	1,756	13.6%	628	6.8%	1,128	179.6%
Merchant processing fees and product costs	199	1.5%	45	0.5%	154	342.2%
Total cost of revenue	6,096	47.4%	5,099	55.3%	997	19.6%

The lower affiliate payments in the three months ended June 30, 2012 compared to the same period in 2011 is due to the 40.4% decrease in net revenues in the Publisher Network segment in the same comparable periods. The lower affiliate payments as a percentage of revenue for the three months ended June 30, 2012 compared to the same period in 2011 is due to the higher revenue in 2012 due to the merger with Vertro on March 1, 2012.

The increase in data acquisition costs both in real dollars and as a percentage of revenue for the three months ended June 30, 2012 as compared to the same period of 2011 is due primarily to acquiring bundled downloads  to drive revenue through our ALOT Appbar which was acquired in the Vertro acquisition in March 2012.  We believe these costs will continue to increase for the next few months.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Three Months Ended June 30,
	2012 ($)	% of Gross Profit	2011 ($)	% of Gross Profit	$ Change	% Change

Publisher Network	964	14.2%	3,683	89.5%	(2,719)	(73.8)%
Software Search	4,151	61.3%	-	-%	4,151	-%
Partner Programs	1,661	24.5%	432	10.5%	1,229	284.5%
Total gross profit	6,776	100.0%	4,115	100.0%	2,661	64.7%

Gross profit from our Publisher Network segment decreased 73.8% for the three months ended June 30, 2012 compared to the same period of 2011 primarily due to the 40.4% decrease in net revenue and only a 12.6% decrease in cost of revenue.

Gross profit from the Software Search segment is resulted from the ALOT operations acquired in the merger with Vertro in March 2012.

Gross profit from our Partner Programs segment increased 285.2% for the three months ended June 30, 2012 compared to the same period of 2011 primarily due primarily to the ALOT operations acquired in the merger with Vertro in March 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Three Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Search costs	5,423	42.1%	2,297	24.9%	3,126	136.1%
Compensation and telemarketing	1,626	12.6%	2,337	25.4%	(711)	(30.4)%
Selling, general and administrative	2,386	18.5%	1,098	11.9%	1,288	117.3%
Total operating expenses	9,435	73.2%	5,732	62.2%	3,703	64.6%

Our operating expenses by segment were as follows for the periods presented (unaudited and in thousands):

	Three Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Publisher Network	385	3.0%	2,464	26.7%	(2,079)	(84.4)%
Software Search	5,350	41.6%	-	-%	5,350	-%
Partner Programs	284	2.2%	1,405	15.3%	(1,121)	(79.8)%
Corporate	3,416	26.5%	1,862	20.2%	1,554	83.5%
Total operating expenses	9,435	73.3%	5,731	62.2%	3,704	64.6%

Search costs increased 136.1% for the three months ended June 30, 2012 compared to the same period of 2011 primarily due to the advertising spend to create download traffic for the ALOT appbar. This expense is expected to increase in the future as we grow ALOT revenue in the Software Search segment.

Compensation and telemarketing expense decreased 30.4% for the three months ended June 30, 2012 compared to the same period of 2011 primarily due to discontinuing the telemarketing operations in the second quarter of 2011.

Selling, general and administrative expense increased 117.3% for the three months ended June 30, 2012 compared to the same period of 2011  due to increases in depreciation and amortization expense $530,000,  rent expense of $132,000,  IT services expense of $129,000 and other general expenses of  $178,000 related to the acquired operations from the merger withVertro in March 2012.

Corporate expense in the three months ended June 30, 2012 compared to the same quarter last year increased approximately 83.5% primarily due to increases in compensation expense of $347,000, depreciation and amortization expense of $500,000, IT services expense of $132,000 and other general expenses of $177,000 related to  the acquired operations from the merger with Vertro  in March 2012.

Other Income (Expense), Net

The loss on write-off of note receivable of approximately $101,000 resulted from the cancellation of our outsourced call center contract during the second quarter of 2011.

Interest expense, net  which is primarily associated with our borrowings from Bridge Bank N.A. (“Bridge Bank”), decreased by 7.8% during the three months ended June 30, 2012 to $104,731 as compared to $113,600 for  the same period in 2011.  The higher interest expense last year is due primarily to the expense associated with executing the Business Financing Modification Agreement with Bridge Bank on May 25, 2011 and the related back-up letter of credit provided by Mr. Charles D. Morgan to secure the additional availability.

Income (Loss) from Discontinued Operations, Net of Tax Expense

The loss from discontinued operations for the three months ended June 30, 2012 was approximately $155,000 and is primarily attributed to the denial by European authorities to hear our appeal for refunding of Value Added Taxes in Germany.

Results of Operations for the Six months ended June 30, 2012 and 2011

The following table sets forth selected information concerning our results of operations for the six months ended June 30, 2012 and 2011 (unaudited and in thousands):

	2012	% of Revenue	2011	% of Revenue

Net revenues	21,641	100.0%	21,006	100.0%
Cost of revenue	11,445	52.9%	11,470	54.6%
Gross Profit	10,196	47.1%	9,536	45.4%
Total operating expenses	14,544	67.2%	12,332	58.7%
Operating Loss	(4,348)	(20.1)%	(2,796)	(13.3)%
Other expenses	(271)	(1.3)%	(686)	(3.3)%
Income tax expense	(62)	(0.3)%	—	—%
Net loss from continuing operations	(4,681)	(21.6)%	(3,482)	(16.6)%
Discontinued operations	(157)	(0.7)%	257	1.2%
Net loss	(4,838)	(22.4)%	(3,224)	(15.3)%

The financial results for the six months ended June 30, 2012 include only four months of combined financial results of the merger with Vertro on March 1, 2012. In the six months ended June 30, 2012, net revenues increased 3.0% from the same period of 2011.  Additionally, gross profit also increased by 6.9% in the six months ended June 30, 2012 compared to the same period of 2011.  These increases were due primarily from revenue from our Software Search segment as a result of our merger with Vertro.  In the six months ended June 30, 2012, our operating expenses increased by approximately 17.9% over the same period in 2011 due primarily to customer acquisition costs from our Software Search segment as a result of our merger with Vertro.

Our net loss from continuing operations for the six months ended June 30, 2012 increased by approximately $1,199,000 from the same period in 2011 due to higher gross profit that was offset by higher operating expenses.

Net Revenue

Total net revenue from our Publisher Network, Software Search and Partner Programs segments for the six months ended June 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Publisher Network	10,460	48.3%	17,963	85.5%	(7,503)	(41.8)%
Software Search	7,264	33.6%	-	-%	7,264	-%
Partner Programs	3,918	18.1%	3,043	14.5%	875	28.8%
Total net revenue	21,642	100.0%	21,006	100.0%	636	3.0%

Net revenue from our Publisher Network segment decreased 41.8% for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to the decrease in the number of transactions driven through our owned and operated websites and through third party affiliates using the ValidClick platform. In December 2011, Yahoo! provided preliminary notice that it had identified certain traffic irregularities across its publisher network, to which Inuvo is a contributor. While this irregular traffic did not originate within the Inuvo network, it passed through some websites the company manages and in some cases owns and operates. Yahoo! made advertiser refunds as a result of identified traffic irregularities that it charged back to us in the first quarter of 2012, the chargeback was approximately $238,000. This amount was a reduction of our revenue in the current quarter and most of this amount has been charged back to our vendors.  Additionally, we have reduced traffic to some websites we manage while we restart and test campaigns that were put on hold when the notice from Yahoo! was received.  There can be no assurance that we will be able to successfully return these campaigns to their previous levels.  The revenue of this segment has been volatile due to the decrease in transactions as described above and we expect the volatility to continue in the near future.

Net revenue from our Software Search segment is entirely a result  of the merger with Vertro on March 1, 2012. Net revenue from the Software Search segment is derived from the ALOT users conducting searches that produce both algorithmic results and sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. When users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. The revenue of this segment has been growing and we expect it to continue in the near future.

Net revenue from our Partner Programs segment increased 28.7% for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to revenue derived from partner programs associated with the ALOT operations acquired in the merger of Vertro on March 1, 2012. The higher revenue is partially offset by a  decrease in revenue from our BabytoBee business where we discontinued telesales operations in the second quarter of 2011.

 One provider of paid search results for our Software Search segment accounted for approximately 28.6% of our consolidated revenues for the six months ended June 30, 2012. No revenue from that paid search provider was included in our consolidated revenue for the six months ended June 30, 2011.  Additionally, one provider of paid search results for our Publisher Network segment accounted for approximately 48.0% and 88.0% of consolidated revenues for the six month periods ended June 30, 2012 and 2011 respectively.

Cost of Revenue and Gross Profit

Cost of revenue for the six months ended June 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Affiliate expenses	8,647	40.0%	10,168	48.4%	(1,521)	(15.0)%
Data acquisition	2,536	11.7%	1,199	5.7%	1,337	111.5%
Merchant processing fees and product costs	262	1.2%	103	0.5%	159	154.4%
Total cost of revenue	11,445	52.9%	11,470	54.6%	(25)	(0.2)%

The lower affiliate payments in the six months ended June 30, 2012 compared to the same period in 2011 is due to the 41.8% decrease in net revenues in the Publisher Network segment in the same comparable periods. The lower affiliate payments as a percentage of revenue for the six months ended June 30, 2012 compared to the same period in 2011 is due to the higher revenue in 2012 due to the merger with Vertro on March 1, 2012.

The increase in data acquisition costs both in real dollars and as a percentage of revenue for the six months ended June 30, 2012 as compared to the same period of 2011 is due primarily to acquiring bundled downloads  to drive revenue through our ALOT Appbar which was acquired in the Vertro acquisition in March 2012.  We believe these costs will continue to increase for the next few months.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Six Months Ended June 30,
	2012 ($)	% of Gross Profit	2011 ($)	% of Gross Profit	$ Change	% Change

Publisher Network	2,205	21.6%	7,796	81.8%	(5,591)	(71.7)%
Software Search	5,604	55.0%	-	-%	5,604	-%
Partner Programs	2,388	23.4%	1,740	18.2%	648	37.2%
Total gross profit	10,197	100.0%	9,536	100.0%	661	6.9%

Gross profit from our Publisher Network segment decreased 71.7% for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to the 41.8% decrease in net revenue and an 18.8% decrease in cost of revenue, and the lower percent of the total Publisher Network revenue deriving from owned and operated websites.

Gross profit from the Software Search segment is resulted from the ALOT operations acquired in the merger with Vertro in March 2012.

Gross profit from our Partner Programs segment increased 37.2% for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to the 28.7% increase in net revenue from the ALOT operations that were acquired in the merger with Vertro in March 2012.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Search costs	7,266	33.6%	4,790	22.8%	2,476	51.7%
Compensation and telemarketing	2,922	13.5%	5,011	23.9%	(2,089)	(41.7)%
Selling, general and administrative	4,356	20.1%	2,531	12.0%	1,825	72.1%
Total operating expenses	14,544	67.2%	12,332	58.7%	2,212	17.9%

Our operating expenses by segment were as follows for the periods presented (unaudited and in thousands):

	Six Months Ended June 30,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change

Publisher Network	722	3.3%	5,090	24.2%	(4,368)	(85.8)%
Software Search	7,025	32.5%	—	—%	7,025	-%
Partner Programs	453	2.1%	2,659	12.7%	(2,206)	(83.0)%
Corporate	6,344	29.3%	4,583	21.8%	1,761	38.4%
Total operating expenses	14,544	67.2%	12,332	58.7%	2,212	17.9%

Search costs increased 51.7% for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to  the advertising spend to create download traffic for the ALOT appbar. This expense is expected to increase in the future as we recognize ALOT revenue in the Software Search segment acquired in the Vertro merger.

Compensation and telemarketing expense decreased 41.7% for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to discontinuing the telemarketing operations in the second quarter of 2011.

Selling, general and administrative expense increased 72.1% for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to increases in depreciation and amortization expense of $476,000, rent of $231,000, IT services expense of $157,000, consulting expense of $127,000, other general expenses of $184,000 and direct merger costs of $436,000 related to the acquired operations from the merger with Vertro in March 2012.

Corporate expense in the six months ended June 30, 2012 compared to the same quarter last year increased approximately 38.4% primarily due to an increase in depreciation and amortization expense of $475,000, compensation expense of $247,000, rent expense of $141,000, consulting expense of $124,000, computer software and supplies of $101,000 and direct merger costs of $437,000 related to the acquired operations from the merger with Vertro in March 2012.

Other Income (Expense), Net

The charge to litigation settlements of approximately $374,000 in the period ending June 30, 2011 was due to settlements with two former employees.

The loss on write-off of note receivable of approximately $101,000 resulted from the cancellation of our outsourced call center contract during the second quarter of 2011.

Interest expense, net which is primarily associated  with our borrowings from Bridge Bank N.A. (“Bridge Bank”), increased by 29.1% during the six months ended June 30, 2012 to $271,431 as compared to $210,269 for  the same period in 2011. The increase in interest expense primarily reflects the write-off of $100,743 of amortizing fees from the February 2011 Bridge Bank credit facility that was terminated and superseded by the Bridge Bank credit facility of March 2012.

Income (Loss) from Discontinued Operations, Net of Tax Expense

The loss from discontinued operations for the six months ended June 30, 2012 was approximately $157,000 and is primarily attributed to the denial by European authorities to hear our appeal for refunding of Value Added Taxes in Germany.

Liquidity and Capital Resources

Liquidity is our ability to generate adequate amounts of cash to meet the company's needs for cash. At June 30, 2012 and December 31, 2011, we had working capital deficits of approximately $2.6 million and $2.0 million, respectively.  Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

While we do not have any commitments for capital expenditures which come due within the next 12 months, in the past our liquidity had been negatively affected, as a result of a reduction in search marketing revenue. In response, we implemented a cost reduction plan throughout 2011 to offset the reduced revenue which included a reduction in employees and related expenses. We also delayed payments to publishers and vendors in the management of our cash flows. Additionally in 2011, our directors, executive officers and certain senior managers agreed to a deferral of cash compensation which was ultimately converted to common shares.

Upon merging with Vertro on March 1, 2012 we eliminated duplicate costs in public company expense, and in the accounting, legal, and IT functions. The program to reduce duplicate costs continues beyond the second quarter. We also entered into a new Business Financing Agreement with our bank (see below). At June 30, 2012 cash increased $3.3 million from the end of 2011 and bank debt correspondingly increased from $2.9 million at December 31, 2011 to $7.9 million at the end of the second quarter 2012.

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank for a revolving credit facility with a maximum limit of $10 million (the “Revolving Credit Line”) and a term loan with a maximum limit of $5 million (the “Term Loan”). The Revolving Credit Line replaced the Company's then existing $8 million revolving credit facility with Bridge Bank. The new credit facility will be used primarily to satisfy our working capital needs.  As of June 30, 2012, there was approximately $1.4 million credit available on the Revolving Credit Line and $0 on the Term Loan. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice plus $1 million up to the maximum limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan portion of the credit facility, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, we must maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Merger Transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less than 1.10 to 1 at all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1%.  In connection with establishing the credit facility, we incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary. On June 29, 2012, we entered into the First Business Financing Modification Agreement with Bridge Bank which modified the financial covenants of the Business Financing Agreement to; a minimum Asset Coverage Ratio to 0.75 to 1.00 for June 2012 through August 2012, then 0.80 to 1.00 for September 2012, 0.85 to 1.00 for October 2012 and to 1.00 to 1.00 for November 2012 and thereafter; the minimum Operating Profit to $200,000 for June 2012, then $500,000 for July 2012, $1,000,000 for August 2012 and to $1,500,000 for September 2012 and thereafter; and the minimum Debt Service ratio to 1.5 to 1.0 beginning October 2012 and thereafter. The modification also waived the event of default caused by the non-compliance of the minimum Asset Coverage Ratio in April and May 2012. As of June 30, 2012, we were in compliance with the terms of the Business Financing Agreement.

We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position.  We cannot be assured that additional financing will be available to us on favorable terms, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution. If we continue to generate losses and are unable to comply with the continued listing standards of NYSE MKT, we could be delisted and be unable to raise additional capital at a reasonable cost. We believe with the higher loan availability from the new bank facility and our plan to reduce duplicate costs with respect to the merger with Vertro, we will have sufficient cash for the next twelve months.

Cash flows

Net cash used in operating activities for the six months ended June 30, 2012 totaled approximately $303,000 compared to net cash provided by operations of approximately $78,000 during the same period in 2011. The net cash used in operating activities in 2012 is primarily due to a $3.1 million decrease in other accrued expenses and current liabilities resulting from the merger with Vertro ($2.8 million) and the settlement of the deferred compensation liability ($915,000). This was partially offset with an increase of operating liabilities. The net cash provided by operating activities for the six months ended June 30, 2011 was primarily due to a decrease in accounts receivable of approximately $1.2 million and the deferred compensation program instituted last year to preserve the company's cash reserves ($319,000).

Net cash used by investing activities in 2012 of $388,000 was primarily due to the purchase of IT equipment and capitalized development cost.  Net cash used in investing activities for the six months ended June 30, 2011 of $1.8 million was primarily associated with the purchase of names database for resale in the BabytoBee and lead generation businesses.

Net cash provided by financing activities during the six months ended June 30, 2012 and 2011 were approximately $4.0 million and $3.5 million, respectively.  The cash provided by financing activities for both periods resulted from the proceeds from the advances under our bank term note, bank credit facility and capital lease payments.

Off Balance Sheet Arrangements

As of June 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Shareholder Class Action Lawsuits.  In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment.  Vertro intends to file a petition for certiorari with the United States Supreme Court seeking review of the Eleventh Circuit's decision. On April 16, 2012, Vertro filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Eleventh Circuit's decision.  The certiorari petition is fully briefed and the parties are awaiting a ruling from the Supreme Court.

Derivative Stockholder Litigation.  On July 25, 2005, a stockholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of Vertro in the United States District Court for the Middle District of Florida, against certain of Vertro's directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by orders of the court, the case was stayed pending the resolution of the defendant's motion to dismiss in the securities class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff's counsel that the case is due to be reopened.

State of Florida civil investigation re Inuvo, Inc. formerly d/b/a iLead Media, LLC d/b/a Home Biz Ventures, LLC, Case No. L09-3-1186. The State of Florida Attorney General's office served a subpoena for documents on November 23, 2009, relating to the negative-option marketing business of former Inuvo subsidiary iLead Media, LLC. Inuvo responded to the subpoena and has continued to engage in informational exchanges with the Attorney General's office.

Beth Tarczynski v. Inuvo, Inc. d/b/a Blog Tool Kit, Home Biz Ventures, LLC, and John Doe Defendants; Case No. 11-5111-CI-7, in the Circuit Court for the Sixth Judicial Circuit of Florida.  On June 10, 2011, a putative class action complaint was filed alleging violations of the Florida statute prohibiting misleading advertisements, violation of Florida's Deceptive and Unfair Trade Practices Act, fraud in the inducement, conspiracy to commit fraud, restitution/unjust enrichment, and breach of contract. The plaintiffs are seeking certification of a statewide class and unspecified damages. Initial discovery has begun and Inuvo is vigorously defending the action.

Express Revenue, Inc. v. Inuvo, Inc.; Case No. 10-44118-13, in the Circuit Court for the Seventeenth Judicial Circuit of Florida.   On November 4, 2010, the plaintiff filed this lawsuit alleging breach of oral contract, and violation of Florida Statute §68.065, among other claims, and seeking approximately $30,000 for allegedly unpaid commissions dating back to 2009. Initial discovery has begun and Inuvo is vigorously defending the action.

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida.  This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. The litigation has not been actively prosecuted, but the plaintiff recently served discovery requests seeking additional information. Inuvo is actively defending this action, and the co-defendants' separate counsel is likewise defending the claim against the co-defendants.

Oltean, et al. v. Think Partnership, Inc.; Edmonton, Alberta CA. On March 6, 2008, Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against Inuvo in The Court of Queen's Bench of Alberta, Judicial District of Edmonton, Canada, claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock. On March 6, 2008, the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of Inuvo, again for wrongful dismissal and claiming the same damages. In October 2009, the two actions were consolidated. The case is in the discovery stage and Inuvo is vigorously defending the matter.

Litigation Relating to the Merger. On October 27, 2011, a complaint was filed in the Supreme Court of the State of New York, County of New York against Vertro, its directors, Inuvo, and Anhinga Merger Subsidiary, Inc. on behalf of a putative class of Vertro shareholders (the “New York Action”).  Two other complaints, also purportedly brought on behalf of the same class of shareholders, were filed on November 3 and 10, 2011, against these same defendants in Delaware Chancery Court and were ultimately consolidated by the Court (the “Delaware Action”).  The plaintiffs in both the New York and the Delaware Actions alleged that Vertro's board of directors breached their fiduciary duties regarding the merger with Inuvo and that Vertro, Inuvo, and Anhinga Merger Subsidiary, Inc. aided and abetted the alleged breach of fiduciary duties. The plaintiffs asked that the merger be enjoined and sought other unspecified monetary relief.

Plaintiffs in the Delaware Action requested expedited discovery and related proceedings, but this request was denied by the Delaware Chancery Court on December 21, 2011.  Defendants in the Delaware Action moved to dismiss plaintiffs' complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012.  The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings.  The New York Court granted Defendants' motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants' motion to dismiss and the plaintiff's pending request for expedited discovery. Plaintiffs in the New York action then filed a Second Amended Complaint on June 19, 2012 and, on July 9, 2012, Defendants moved to dismiss that complaint for failure to state a claim.

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X   , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys' fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. Under the terms of Inuvo's director's and officer's liability policy, its insurer has already paid approximately $588,000 of attorneys' fees and costs to Mr. Mitchell's counsel. Mr. Mitchell is seeking an additional approximately $265,000 of fees and costs which he allegedly owes to his counsel. The complaint alleges breach of contract/indemnity agreement, breach of implied covenant of good faith and fair dealing, tortious breach of the implied covenant of good faith and fair dealing, and failure to indemnify pursuant to our bylaws and the Nevada statutes. The complaint seeks a judgment against us for actual, consequential and special damages in excess of $10,000, advances of fees, costs and expenses, punitive damages, attorney's fees and costs, pre and post-judgment interest and a determination of his rights with respect to the indemnification agreement, our bylaws and the Nevada statutes. Given the amount of recovered funds received by Mr. Mitchell, and the position of Inuvo's insurer that any reimbursement beyond what has already been paid is unwarranted, Inuvo intends to defend this lawsuit on the basis of the scope of the applicable indemnification and the reasonableness of the fees demanded.

Reverso-Softissimo v. ALOT.  In May 2012 a complaint was filed against us in the Court of First Instance of Paris in Paris, France.  The complaint is related to our alleged use of Reverso-Softissimo's trademarks in our advertising.  The case is in the initial stages and Inuvo is vigorously defending the matter.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC and our subsequent filings with the SEC.

ITEM 1A.	RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 29, 2012, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

We depend on two customers for a significant portion of our revenues.  Prior to the acquisition of Vertro, we received 86.6%, and 80.3%, respectively, of our net revenue for 2011 and 2010 from a single customer, Yahoo!. Vertro received approximately 81.0%, and 87.0%, respectively, of its net revenue for 2011 and 2010, from a different single customer, Google.  Our current contract with Yahoo! expires in April 2014.  Our current contract with Google expires December 31, 2012.  During Q2, 2012 we received 32.2% of our revenue from Google and 36.7% of our revenue from Yahoo!

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

Our business must keep pace with rapid technological change to remain competitive.  Our business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands.  We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services.  For example, our Internet toolbar products are browser based plug-ins which must be supported by the Internet browser to function.  The standards regarding support for browser based plug-ins are changing and Microsoft recently indicated that one setting of its new browser will not support plug-ins and we will have to adapt our product to this change.  Introducing new technology into our systems involves numerous technical challenges, requires substantial amounts of capital and personnel resources, and often takes many months to complete.  We may not successfully integrate new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites.  Technology, once integrated, may not function as expected.  In addition, the number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years.  Failure to modify our Internet toolbar product to keep pace with changes in underlying Internet browser specifications, attracting and retaining a substantial number of mobile device users to our services, or failure to develop services that are more compatible with mobile communications devices, or failure to generally keep pace with the rapid technological change could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

In the past Inuvo has been deficient in the continued listing standards of NYSE Amex and there are no assurances it will be able to maintain compliance in the future.

In May 2011, Inuvo was notified by the NYSE MKT, LLC (formerly NYSE AMEX) that it was below certain of the exchange's continued listing standards due to stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years as set forth in Section 1003(a)(ii) of the NYSE MKT company guide. Inuvo was afforded the opportunity to submit a plan of compliance to the exchange by June 8, 2011, that demonstrated its ability to regain compliance with Section 1003(a)(ii) of the company guide within a maximum of 18 months from the submission of the plan. On July 6, 2011, Inuvo was notified by the exchange that it had made a reasonable demonstration of Inuvo's ability to regain compliance with the continued listing standards by December 8, 2012. The exchange continued the listing of Inuvo's common stock subject to certain conditions, including the requirement to provide updates on Inuvo's progress.  Following the closing of the merger with Vertro, our stockholders' equity then exceeded the minimum requirement of the exchange and we regained compliance with the continued listing standards.  The exchange has advised us it will monitor our continued compliance for several quarters as we integrate Vertro's operations into our company.  NYSE MKT's current continued listing standard for stockholders' equity appliable to the Company is $6,000,000 and at June 30, 2012 Inuvo's stockholders' equity was $6,188,106.  If Inuvo does not maintain compliance with the continued listing standards Inuvo's common stock will be subject to delisting procedures. In that event that Inuvo is delisted it is likely that Inuvo's common stock would be quoted in the over the counter market on the OTC Bulletin Board. The loss of Inuvo's exchange listing would adversely impact the future liquidity of Inuvo's common stock and may make it more difficult for its stockholders to resell those shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable to our operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

10.1*	First Business Financing Modification Agreement with Bridge Bank, National Association, dated June 29, 2012
10.2*	Second Amendment to Lease, dated as of July 25, 2012, between Capital Growth of Clearwater, LLC, and Inuvo, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)
31.2*	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1*	Section 1350certification of Chief Executive Officer
32.2*	Section 1350certification of Chief Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

**
To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit containing detailed note tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: August 9, 2012	By:	/s/ Peter A. Corrao
Peter A. Corrao,
Chief Executive Officer, principal executive officer

Date: August 9, 2012	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer