Form 10-Q
period 2012-09-30
INUVO, INC.
filed 2012-11-08
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

143 Varick Street New York, NY	10013
(Address of principal executive offices)	(Registrant’s Zip Code)

(212) 231-2000
Registrant’s telephone number, including area code

not applicable
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at November 1, 2012
Common Stock	23,497,123

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

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS
INUVO, INC.
 CONSOLIDATED BALANCE SHEETS
September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current assets
Cash	$3,200,464	$4,413
Restricted cash	301,083	475,586
Accounts receivable, net of allowance for doubtful accounts of $310,496 and $477,289, respectively	6,562,452	5,426,865
Unbilled revenue	35,350	49,196
Intangible assets - current, net of accumulated amortization	598,419	947,882
Prepaid expenses and other current assets	829,024	433,601
Total current assets	11,526,792	7,337,543
Property and equipment, net	2,671,277	1,590,011
Other assets
Goodwill	6,005,309	1,776,544
Intangible assets, net of accumulated amortization	11,366,830	390,000
Other assets	164,187	2,243
Total other assets	17,536,326	2,168,787
Total assets	$31,734,395	$11,096,341

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current liabilities
Term and credit notes payable - current portion	$1,333,333	$452,000
Accounts payable	9,689,189	6,198,921
Accrued expenses and other current liabilities	3,535,417	1,611,831
Deferred compensation	—	929,428

Current liabilities of discontinued operations	—	160,000
Total current liabilities	14,557,939	9,352,180

Long-term liabilities
Deferred tax liability	4,543,000	—
Term and credit notes payable - long term	6,522,222	2,454,303
Other long-term liabilities	1,000,132	300,124
Total long-term liabilities	12,065,354	2,754,427

Stockholders’ equity (deficit)
Preferred stock, $.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 40,000,000, issued shares 23,862,680 and 10,422,617, respectively
Outstanding shares - 23,497,123 and 10,035,790, respectively	23,862	10,422
Additional paid-in capital	127,282,457	115,096,953
Accumulated deficit	(120,806,925)	(114,648,037)
Accumulated other comprehensive income	505	—
Treasury stock, at cost - 365,557 and 386,827 shares, respectively	(1,388,797)	(1,469,604)
Total stockholders' equity (deficit)	5,111,102	(1,010,266)
Total liabilities and stockholders' equity (deficit)	$31,734,395	$11,096,341

The accompanying notes are an integral part of these Consolidated Financial Statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2012 and 2011
 (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$15,481,425	$8,203,116	$37,122,558	$29,209,646
Cost of revenue
Affiliate expenses	5,471,602	3,922,166	14,118,763	14,090,378
Data acquisition	1,054,725	669,613	3,571,752	1,942,606
Merchant processing fees and product costs	218,701	44,129	499,605	73,203
Cost of services	6,745,028	4,635,908	18,190,120	16,106,187
Gross profit	8,736,397	3,567,208	18,932,438	13,103,459
Operating expenses
Search costs	5,832,243	1,959,042	13,098,236	6,749,115
Compensation and telemarketing	1,649,063	1,481,007	4,571,418	6,367,437
Selling, general and administrative	2,378,826	1,363,385	6,734,383	4,018,959
Total operating expenses	9,860,132	4,803,434	24,404,037	17,135,511
Operating loss	(1,123,735)	(1,236,226)	(5,471,599)	(4,032,052)
Other income (expenses)
Litigation settlements	(75,000)	—	(75,000)	(374,800)
Write-off of capitalized development & note receivable	—	(78,361)	—	(179,106)
Interest expense, net	(127,379)	(53,169)	(398,801)	(263,437)
Other expense, net	(202,379)	(131,530)	(473,801)	(817,343)
Loss from continuing operations before taxes	(1,326,114)	(1,367,756)	(5,945,400)	(4,849,395)
Income tax expense	(8,690)	(141)	(70,667)	(141)
Net loss from continuing operations	(1,334,804)	(1,367,897)	(6,016,067)	(4,849,536)
Net income (loss) from discontinued operations	14,121	—	(142,821)	257,136
Net loss	$(1,320,683)	$(1,367,897)	$(6,158,888)	$(4,592,400)
Other comprehensive income
Foreign currency revaluation	6,084	—	505	—
Total comprehensive loss	$(1,314,599)	$(1,367,897)	$(6,158,383)	$(4,592,400)

Per common share data
Basic and diluted
Net loss from continuing operations	$(0.06)	$(0.14)	$(0.29)	$(0.53)
Net loss (income) from discontinued operations	$—	$—	$(0.01)	$(0.03)
Net loss	$(0.06)	$(0.14)	$(0.30)	$(0.50)

Weighted average shares (Basic and diluted)	23,497,123	10,035,791	20,524,853	9,137,659

The accompanying notes are an integral part of these Consolidated Financial Statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities:
Net loss	$(6,158,888)	$(4,592,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,933,754	3,203,147
Provision for doubtful accounts	77,245	45,520
Loss on write-off of note receivable	—	100,745
Loss on write-off of capitalized development costs	—	78,361
Deferred compensation	—	368,193
Stock based compensation	632,477	1,092,282
Change in operating assets and liabilities:
Restricted cash	174,503	140,083
Accounts receivable	881,013	1,582,911
Prepaid expenses and other assets	266,338	157,490
Accounts payable	(263,345)	(1,346,404)
Other accrued expenses and current liabilities	(842,159)	(43,951)
Net cash provided by operating activities from continuing operations	700,938	784,139
Net cash used in operating activities of discontinued operations	(160,000)	(376,424)
Net cash provided by operating activities	540,938	407,715

Investing activities:
Purchases of equipment and capitalized development costs	(851,299	(430,610)
Net cash received from merger with Vertro, Inc., net of merger costs	2,470,755	—
Purchase of names database and bundled downloads	(2,873,822)	(2,143,370)
Net cash used in investing activities	(1,254,366)	(2,573,980)

Financing activities:
Proceeds from sale of common stock, net	—	2,635,796
Proceeds from term note	5,000,000	—
Deposit to collateralize letter of credit	(475,000)	—
Advances from credit note payable	3,808,742	4,631,144
Payments on term note payable and capital leases	(4,424,768)	(4,059,056)
Net cash provided by financing activities	3,908,974	3,207,884
Accumulated other comprehensive income	505	—
Net change – cash	3,195,546	1,041,619
Cash, beginning of period	4,413	118,561
Cash, end of period	$3,200,464	$1,160,180

Supplemental information:
Interest paid	$238,501	$312,912
Non-cash investing activities:
Issuance of stock as settlement of deferred compensation	$915,750	$—
Restricted advances on term note payable	$300,000	$475,000
Payment of litigation settlements with common stock	$—	$365,400
Retirement of 164,869 shares of treasury stock	$—	$626,502

The accompanying notes are an integral part of these Consolidated Financial Statements.

INUVO, INC.
Notes to Consolidated Financial Statements

September 30, 2012 and 2011
(Unaudited)

Note 1 - Organization and Business and Accounting Policies

Inuvo® is an Internet marketing and technology company that manages a network of websites and builds and markets browser based consumer applications.

On March 1, 2012 we completed the acquisition of Vertro, Inc. (“Vertro”), an internet company that owns and operates the ALOT product portfolio.  After seven months of combined operations, management has reduced the number of reporting segments from three to two. The new segments are Software Search and the Publisher Network. The Partner Programs segment from the previous reporting segments has been absorbed into the other two segments with consumer focused initiatives going to Software Search and all other business going to the  Publisher Network. For presentation purposes, prior period results included herein have been reclassified for the new segment structure.

The former Vertro's operations are now part of the Software Search segment.  Our Publisher Network segment consists of the technology and analytics platforms that provide advertisers and publishers the capability to facilitate performance based advertising.  This segment also consists of websites we own and operate. The Software Search and Publisher Network segments represent approximately 50.9% and 49.1% respectively, of our total net revenue for the quarter ending September 30, 2012. Prior to 2012, we were organized under two segments; Web Properties and Performance Marketing.

Merger with Vertro

The merger with Vertro created a stronger, more scalable business, from which to attract advertisers, publishers and consumers.  The benefits included:

●	A more diversified revenue stream, which eliminated our dependence on one major customer;
●	An install base in the Vertro ALOT toolbar, for the distribution of consumer facing innovations;
●	A stronger business financially from which to access both debt and capital markets to support growth;
●	The combination of two experienced digital marketing teams; and
●	The elimination of approximately $2.9 million in overlapping annual operating and public company expenses.

Software Search

Following our acquisition of Vertro, effective March 1, 2012, we include the ALOT product line into what we now call our Software Search segment.  The ALOT product line offers two primary products to consumers; ALOT Home, a homepage product, and the ALOT Appbar, a software application that consumers install into their web browsers. Both ALOT Home and the ALOT Appbar include a search box from which consumers can conduct type-in web search requests. The ALOT Appbar provides access to a library of applications, which are used by consumers to receive dynamic information, perform useful tasks, or access their favorite content online. There are hundreds of apps available for consumers to choose from ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

The search box on the ALOT Home and ALOT Appbar products has historically been the source of a majority of the revenue. Users conduct millions of searches per day producing both algorithmic results and sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. If users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. Historically, search revenue from Google accounted for over 80% of revenue from the ALOT operations.

The Software Search segment also consists of affiliate programs, display revenues, data sales, and BargainMatch.  Non-search revenue is generated from the interaction consumers have with certain applications launched from within the Appbar. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Website page-views are also monetized through cost-per-thousand display ads. We also utilize user data to enhance product offerings and generate additional revenue.

The BargainMatch consumer product shopping, comparison and rewards application is a browser-based application where consumers can earn cashback on purchases made online through sponsored merchants.

Publisher Network

The Publisher Network segment is made up of thousands of different websites, from large, well-known portals to independent tech bloggers into which Inuvo serves advertisements. The technology that supports the Publisher Network, the Inuvo platform, is an open, fraud filtering, lead, click or sales generation marketplace designed to allow advertisers and publishers the ability to manage their transactions in an automated and transparent environment. The following brands continue to be used within the Publisher Network:

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

●
The owned and operated websites including the Yellowise.com™ directory search website at www.yellowise.com and the recently launched Local.ALOT.com website. Both websites are local search and review sites powered by the LocalXML service which allows publishers the ability to make real-time calls to the LocalXML database and have users receive a listing of all local businesses that meet the search criteria.   Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.

●	The MyAP® Affiliate Platform at www.MyAP.com. MyAP is a complete affiliate tracking and management software solution providing advertisers the ability to sign up, manage and track the activities of their publishers through a reliable, easy-to-use, and privately-branded platform with full data transparency. Where the Inuvo Platform is an open platform where many advertisers and publishers interact, the MyAP platform is designed specifically to allow merchants to build private affiliate networks. Each advertising customer of MyAP is supported by a unique implementation of the software, customized to suit their individual needs and populated by publishers .

Liquidity

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank, N.A. for a revolving credit facility of up to $10 million and a term loan for up to $5 million (see Note 6). The Business Financing Agreement replaced our then existing $8 million revolving credit facility with Bridge Bank. The new credit facility is used primarily to satisfy our working capital needs.  At September 30, 2012, we had a working capital deficit of approximately $3 million and availability under our revolving line of credit of approximately $1.1 million. We believe with the continued improvement in cash flow, the reduction of duplicate costs with respect to the merger with Vertro and the higher limit of the new bank facility, we will have sufficient cash for the next twelve months.    On June 29, 2012, we entered into a modification of the Business Financing Agreement to waive certain events of default in April and May 2012, and modify the financial covenants thereafter.  Subsequently, on October 11, 2012, we entered into a second modification of the Business Financing Agreement to waive certain events of default in July and August of 2012 and modify the financial covenants thereafter.  As of September 30, 2012, we were not in compliance with all terms of the amended Bridge Bank credit facility, however we regained compliance upon execution of the Second Amendment.

Discontinued Operations

We reported a net gain of approximately $14,000 and a net loss of approximately $143,000 for the three and nine months ended September 2012, respectively, from discontinued operations associated with the European operations acquired with Vertro. For the nine months ended September 30, 2011 we reported a net gain of approximately $257,000 associated with the favorable settlement of a lawsuit involving a discontinued operation.

Basis of Presentation

The consolidated financial statements include our accounts and those of our subsidiaries.  All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC. The interim consolidated financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year. Our consolidated financial statements for the nine months ended September 30, 2012 include seven months of the operations and financial results of the Vertro subsidiary which was acquired on March 1, 2012.

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

At September 30, 2012, we have two individual customers with accounts receivable balances greater than 10% of our gross accounts receivable from continuing operations. These customers owed approximately $5.5 million or 79.4% of gross accounts receivable from continuing operations at September 30, 2012.  These same customers contributed approximately $14.2 million or 91.6% of total net revenue from continuing operations for the three months ended September 30, 2012 and $33.2 million or 86.5% of total net revenue from continuing operations for the nine months ended September 30, 2012. At September 30, 2011, we had one customer with receivable balance greater than 10% of our gross accounts receivable from continuing operations. This customer owed approximately $2.2 million or 66.1% of gross accounts receivable from continuing operations at September 30, 2011. This same customer contributed approximately $7.3 million or 88.8% of total net revenue from continuing operations for the three months ended September 30, 2011, and $25.2 million or 86.4% of total net revenue from continuing operations for the nine months ended September 30, 2011.

Note 2 - Property and Equipment

The net carrying value of property and equipment consisted of the following as of:

	September 30, 2012	December 31, 2011
	(unaudited)
Furniture and fixtures	$427,121	$427,121
Equipment	2,381,861	2,005,505
Software	7,971,097	5,469,804
Leasehold improvements	343,796	310,416
Subtotal	11,123,875	8,212,846
Less: accumulated depreciation and amortization	(8,452,598)	(6,622,835)
Total	$2,671,277	$1,590,011

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2012 and 2011 was approximately $694,000 and $379,000, respectively. Additionally, depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $1,830,000 and $1,184,000, respectively. Depreciation and amortization is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Note 3 - Goodwill and Intangible Assets

The following is a schedule of our goodwill and intangible assets from continuing operations as of September 30, 2012 (unaudited):

Description	Term	Carrying Value	Accumulated Amortization(1)	Net Carrying Value

Names database	9 months	$15,848,688	$(15,475,715)	$372,973
Customer list	20 years	8,820,000	(257,250)	8,562,750
Customer list	10 years	1,610,000	(93,919)	1,516,081
Bundled downloads	4.5 months	2,446,697	(2,221,252)	225,445
Exclusivity and non-compete agreements	1 year	120,000	(70,000)	50,000
Trade names	5 years	960,000	(112,000)	848,000
Trade names	—	390,000	—	390,000
Total intangible assets		$30,195,385	$(18,230,136)	$11,965,249
Goodwill		$6,005,309	$—	$6,005,309

(1)
Amortization for the three months ended September 30, 2012 and 2011 was approximately; names database $244,000 and $661,000, respectively;  customer lists $151,000 and $0 respectively; bundled downloads $811,000 and $0, respectively; exclusivity and non-compete agreements $30,000 and $0, respectively; and trade names $48,000 and $0, respectively.  Amortization for the nine months ended September 30, 2012 and 2011 was approximately; Names database $1,350,000 and $1,860,000, respectively; customer lists $351,000 and $0, respectively; bundled downloads $2,221,000 and $0, respectively; exclusivity and non-compete agreements $70,000 and $0 respectively; and trade names $112,000 and $0, respectively.  Intangible assets with an amortization term of less than one year are shown in the current assets section of the consolidated balance sheets.

Our amortization expense over the next five years and thereafter as of September 30, 2012 is as follows:

2012	$652,805
2013	988,113
2014	794,004
2015	794,004
2016	794,004
Thereafter	7,552,319
Total	$11,575,249

Note 4 - Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2012	December 31, 2011
	(Unaudited)

Search costs	$1,714,209	$109,706
Taxes	145,315	-
Capital leases - current portion	54,299	57,581
Payroll and commission liabilities	21,961	8,370
Affiliate expenses	5,873	16,570
All other expenses	1,593,760	1,419,604
Total	$3,535,417	$1,611,831

Note 5 - Other Long Term Liabilities

Other long term liabilities consisted of the following as of:

	September 30, 2012	December 31, 2011
	(Unaudited)
Taxes payable	$506,453	$—
Deferred rent	403,117	283,469
Capital leases - less current portion	57,824	16,655
Long-term deposits	32,738	—
Total	$1,000,132	$300,124

Note 6 - Term and Credit Notes Payable

The following table summarizes our notes payable balance as of:

Lender	Due Date	Interest Rate	September 30, 2012	December 31, 2011
			(Unaudited)
Bridge Bank - term note; paid in full on March 1, 2012	February 2013(paid in full)	Prime + 2 percentage points	$—	$475,000
Bridge Bank - term note	February 2016	Prime + 1 percentage points	4,555,555
Bridge Bank - credit facility; paid in full on March 1, 2012	February 2013(paid in full)	Prime + 2 percentage points	—	2,431,303
Bridge Bank - credit facility	February 2014	Prime + 0.5 percentage points	3,300,000
Totals			7,855,555	2,906,303
Less: term and credit notes payable - current portion			(1,333,333)	(452,000)
Term and credit notes payable - long-term			$6,522,222	$2,454,303

Principal Payments Due

Principal payments due are as follows as of September 30, 2012:

2012	$333,333
2013	1,333,333
2014	1,333,333
2015	1,333,333
2016	222,223
Total	$4,555,555

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank. N.A. (“Bridge Bank”), for up to a $10 million revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”).  The Revolving Credit Line replaced our then existing $8 million revolving credit facility. The new credit facility is used primarily to satisfy our working capital needs following the closing of the merger with Vertro described herein.  As of September 30, 2012, there was approximately $1.1 million credit available on the revolving credit facility and $0 on the term loan. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness.  In addition, the new agreement required that we maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Merger Transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less than 1.10 to 1.0 at all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% (3.75% at September 30, 2012) plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1% (4.25% at September 30, 2012).  In connection with establishing the credit facility, the Company incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

On October 11, 2012, we entered into the Second Amendment to the Business Financing Modification Agreement with Bridge Bank (“Second Amendment”). Second Amendment modified the minimum asset coverage ratio to 0.9 to 1.00 for September 2012 and October  2012,  1.0 to 1.00 for November and December 2012 and 1.15 to 1.0 for each measuring period thereafter beginning January 2013.   It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $600,000 for the September 2012 measuring period and $1,000,000 for the October 2012 measuring period.  Also changed was the minimum debt service ratio, measured monthly on a trailing 3 month basis, to not less than 1.1 to 1.0 for November 2012 measuring period, 1.25 to 1.0 for December 2012 and 1.50 to 1.0 for each measuring period thereafter beginning January 2013.  Further, the Second Amendment waived the event of default caused by the non-compliance of the operating profit in July and August 2012.  Additionally, pursuant to the Second Amendment, the Company issued Bridge Bank a warrant to purchase 51,724 shares of our own common stock exercisable at $0.87 per share exercisable until October 2017.

As of September 30, 2012, we were not in compliance with all terms of the amended Bridge Bank credit facility, however we regained compliance upon execution of the Second Amendment.

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

On July 31, 2012, the company granted 445,500 RSAs of which 296,505 were granted to our executive officers, certain of our senior management and our Board of Directors. These RSAs granted to our executive officers, certain of our senior management and our Board of Directors vest on February 1, 2013 provided a 2012 performance target is achieved. The remaining 148,995 RSAs were granted to the other members of the management team and vest on February 1, 2013 provided the grantee remains in the company’s employ on that date. Further, the company granted to non-management employees on July 31, 2012, 49,500 options to purchase the company’s common stock at $0.56 per share, the closing price of the stock on that day. The options fully vest on February 1, 2013 provided the grantee remains in the company’s employ on that date. None of the performance-based RSAs are expected to vest and are therefore valued at $0 at September 30, 2012.

The following table summarizes all stock based compensation grants as of September 30, 2012:

	Stock Options Outstanding	RSA's Outstanding	Options and RSA's Exercised	Available Shares	Total
2010 ECP	628,497	151,093	903,696	1,702,659	3,385,945
2005 LTIP	577,343	0	224,164	198,493	1,000,000
Total	1,205,840	151,093	1,127,860	1,901,152	4,385,945

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

We recorded stock-based compensation expense for all equity incentive plans of approximately $246,000 and $407,000 for the three months ended September 30, 2012 and 2011, respectively. Additionally, stock- based compensation for the nine months ended September 30, 2012 and 2011 was approximately $632,000 and $974,000, respectively.

At September 30, 2012, the aggregate intrinsic value of all outstanding options is $0 and has a weighted average remaining contractual term of 7.4 years. As of September 30, 2012, 837,902 of the outstanding options are exercisable and have an aggregate intrinsic value of $0, a weighted average exercise price of $2.81 and a weighted average remaining contractual term of approximately 7.1 years.  The total compensation cost at September 30, 2012 related to non-vested awards not yet recognized was approximately $721,158 and has an average remaining expense recognition period of 1.02 years. As a result of the merger, we had 118,842 options outstanding as of September 30, 2012 that were not part of either plan.

The following table summarizes unaudited information about stock option activity during the nine months ended September 30, 2012 and 2011, respectively.

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,358,717	$2.81	1,223,159	$3.74
Granted	49,500	$0.56	340,000	$2.83
Forfeited or expired	(202,377)	3.16	(132,458)	$6.08
Exercised	—	$—	—	$—
Outstanding, end of period	1,205,840	$2.66	1,430,701	$3.00
Exercisable, end of period	837,902	$2.81	586,935	$3.57

No option or warrant exercises occurred under any share-based payment arrangements for the three and nine months ended September 30, 2012 and 2011. As part of the merger with Vertro on March 1, 2012, 118,842 options were outstanding that are not part of the existing plans.

In accordance with ASC 718, the fair values of options granted are reflected in the table below for 2012 and 2011. There were 49,500 options granted during the nine months ended September 30, 2012.  The fair value of options granted during the nine months ended September 30, 2012 and 2011 were estimated assuming the following weighted averages:

	2012	2011
Expected life in years	3.15	4.5
Volatility	174.2%	141.1%
Risk free interest rate	0.30%	2.15%
Dividend yield	—	—

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

Deferred Compensation

During the three and nine months ended September 30, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $98,000 and $736,000 for the three and nine months ended September 30, 2011, respectively.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation.  The number of RSAs granted in conjunction with the deferred compensation was 22,038 and 123,118 for the three and nine months ended September 30, 2011, respectively, and were granted at an exercise price ranging from $2.94 per share to $1.67 per share on the date of each grant.  As of September 30, 2012, all RSAs granted in connection with elected deferrals were issued (see Note 8).

Warrants Outstanding

As of September 30, 2012, we have outstanding warrants for the potential issuance of 765,000 shares of common stock. Exercise price for these warrants ranges from $1.50 to $15.00. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances.  On October 11, 2012, pursuant to the Second Amendment to the Bridge Bank Business Financing Modification Agreement, the Company issued Bridge Bank a warrant to purchase 51,724 shares of our own common stock exercisable at $0.87 per share until October 2017.

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

As of September 30, 2012, we have accrued $506,453 for uncertain tax positions that we reported as discrete items in the other long-term liabilities section of the consolidated balance sheet (unaudited).

Due to the recent history of tax losses, the economic conditions in which we operate, recent organizational changes, and near term projections, we concluded that we are unable to support a conclusion that it is more likely than not that any of our deferred income tax assets will be realized.  As a result, we have recorded a full valuation allowance for the net deferred tax assets at September 30, 2012 and December 31, 2011. We recorded a deferred tax liability of $4,543,000 as a result of the merger with Vertro on March 1, 2012.

Note 10 - Discontinued Operations

The table below summarizes unaudited financial results of discontinued operations which are comprised of the European operations acquired with the merger with Vertro in March 2012 and the favorable settlement of a lawsuit involving a lease with a discontinued operation which resulted in a one-time credit of approximately $257,000 in March 2011.   The unaudited results for discontinued operations in the three and nine months ended September 30, 2012 and 2011 are:

	For the Three Months Ended September 30		For the Nine MonthsEnded September 30
	2012	2011	2012	2011
Revenue	$—	$—	$—	$—
Loss from discontinued operations before sale		—	(1,709)	—
Income (loss) from discontinued operations from European operations acquired with Vertro merger	14,121		(141,112)
Gain from litigation settlement in discontinued operations	—	—	—	257,136
Income (loss) from discontinued operations	$14,121	$—	$(142,821)	$257,136

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

Note 13 - Segment Analysis

In the third quarter of 2012, management reorganized the operations combining the former three operating segments - Publisher Network, Software Search and Partner Programs into the two operating segments; Publisher Network and Software Search.   Partner Programs were merged into the two remaining segments.  Prior to 2012, we operated with two segments classified as Performance Marketing and Web Properties.  For presentation purposes, our prior period results included herein have been reclassified for the new segment structure.

Listed below is an unaudited presentation of net revenue and gross profit for all reportable segments for the three and nine months ended September 30, 2012 and 2011. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Net Revenue by Industry Segment
(in thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	2012 ($)	% of Revenue	2011 ($)	% of Revenue
Publisher Network	7,605	49.1%	8,153	99.4%	19,429	52.3%	29,160	99.8%
Software Search	7,876	50.9%	50	0.6%	17,694	47.7%	50	0.2%
Total net revenue	15,481	100.0%	8,203	100.0%	37,123	100.0%	29,210	100.0%

Gross Profit by Industry Segment
(in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012 ($)	% of Net Revenue	2011 ($)	% of Net Revenue	2012 ($)	% of Net Revenue	2011 ($)	% of Net Revenue
Publisher Network	1,895	12.2%	3,517	42.9%	4,326	11.7%	13,054	44.7%
Software Search	6,841	44.2%	50	0.6%	14,606	39.3%	50	0.2%
Total gross profit	8,736	56.4%	3,567	43.5%	18,932	51.0%	13,104	44.9%

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

The following summarizes the net assets received and liabilities assumed in the merger with Vertro:

Total consideration paid in common stock	$11,442,196
Fair value of assets acquired:
Accounts receivable, net	(2,093,845)
Other current assets	(520,342)
Property and equipment	(2,059,729)
Other assets	(283,911)
Goodwill	(4,234,371)
Intangible assets	(11,857,537)
Fair value of liabilities assumed:
Accounts payable	3,753,613
Outstanding balance on credit facility	1,000,000
Accrued expenses	2,782,361
Deferred tax liability	4,543,000
Other long-term liabilities	709,991
Cash received in merger	$3,181426
Stock issuance costs	(710,671)
Net cash received in merger	$2,470,755

Unaudited Pro Forma Results of Operations

As a result of the merger with Vertro, effective March 1, 2012 the unaudited pro forma consolidated operating results for the nine months ended September 30, 2012 and 2011, would have been revenue of $40,907,356 and $51,385,708, respectively; net (loss) income of $(8,369,820) for 2012 and a gain of $6,326,092 for 2011, and basic diluted loss  per share of $(0.41) for 2012 and basic and diluted earnings per share of $0.37 and $0.36 for 2011.  The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results.

Note 15 - Litigation and Settlements

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following litigation which is not incidental to its business:

Shareholder Class Action Lawsuits.  In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment and the case has been remanded to the District Court.  In October 2012 the District Court entered an order maintaining the existing stay on discovery and setting forth a schedule for briefing by the parties on the defendants' renewed motion for summary judgment.

Beth Tarczynski v. Inuvo, Inc. d/b/a Blog Tool Kit, Home Biz Ventures, LLC, and John Doe Defendants; Case No. 11-5111-CI-7, in the Circuit Court for the Sixth Judicial Circuit of Florida.  On June 10, 2011, a putative class action complaint was filed alleging violations of the Florida statute prohibiting misleading advertisements, violation of Florida's Deceptive and Unfair Trade Practices Act, fraud in the inducement, conspiracy to commit fraud, restitution/unjust enrichment, and breach of contract.   This case was settled in August 2012 pursuant to an agreement whereby Inuvo agreed, among other things, to pay $75,000.

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

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X   , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys' fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. This case was settled in September 2012 pursuant to an agreement whereby Inuvo agreed to pay a total of $255,803.22 in ten quarterly payments.  There is no material impact to the company’s performance due to this settlement because the cost was already accrued in a prior period.

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

Overview

Inuvo® is an Internet marketing and technology company that manages a network of websites and builds and markets browser based consumer applications. We develop software and analytics technology that is accessible over the Internet for use by consumers, online advertisers and website publishers.

On March 1, 2012 we completed the acquisition of Vertro, Inc. (“Vertro”), an Internet company that owns and operates the ALOT product portfolio.  After seven months of combined operations, management has reduced the number of reporting segments from three to two. The new segments are Software Search and the Publisher Network. The Partner Programs segment from the previous reporting segments has been absorbed into the other two segments with consumer focused initiatives going to Software Search and all other business going to the Publisher Network. For presentation purposes, prior period results included herein have been reclassified for the new segment structure.

The former Vertro's operations are now part of the Software Search segment.  Our Publisher Network segment consists of the technology and analytics platforms that provide advertisers and publishers the capability to facilitate performance-based advertising.  This segment also consists of websites we own and operate. The Software Search and Publisher Network segments represent approximately 50.9% and 49.1% respectively, of our total net revenue for the quarter ending September 30, 2012. Prior to 2012, we were organized under two segments; Web Properties and Performance Marketing.

The Company's consolidated financial statements as of September 30, 2012 include the operations and financial results of the Vertro subsidiary for only seven months.    For presentation purposes, our prior period results included herein have been reclassified for our new segment structure.

Software Search

Following our acquisition of Vertro, effective March 1, 2012, we include the ALOT product line into what we now call our Software Search segment.  The ALOT product line offers two primary products to consumers; ALOT Home, a homepage product, and the ALOT Appbar, a software application that consumers install into their web browsers. Both ALOT Home and the ALOT Appbar include a search box from which consumers can conduct type-in web search requests. The ALOT Appbar provides access to a library of applications, which are used by consumers to receive dynamic information, perform useful tasks, or access their favorite content online. There are hundreds of apps available for consumers to choose from ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

The search box on the ALOT Home and ALOT Appbar products has historically been the source of a majority of the revenue. Users conduct millions of searches per day producing both algorithmic results and sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. If users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. Historically, search revenue from Google accounted for over 80% of revenue from the ALOT operations.

The Software Search segment also consists of affiliate programs, display revenues, data sales, and BargainMatch.  Non-search revenue is generated from the interaction consumers have with certain applications launched from within the Appbar. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Website page-views are also monetized through cost-per-thousand display ads. We also utilize user data to enhance product offerings and generate additional revenue.

The BargainMatch consumer product shopping, comparison and rewards application is a browser-based application where consumers can earn cashback on purchases made online through sponsored merchants.

Publisher Network

The Publisher Network segment is made up of thousands of different websites, from large, well-known portals to independent tech bloggers into which Inuvo serves advertisements. The technology that supports the Publisher Network, the Inuvo platform, is an open, fraud filtering, lead, click or sales generation marketplace designed to allow advertisers and publishers the ability to manage their transactions in an automated and transparent environment. The following brands continue to be used within the Publisher Network:

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

●
The owned and operated websites including the Yellowise.com™ directory search website at www.yellowise.com and the recently launched Local.ALOT.com website. Both websites are local search and review sites powered by the LocalXML service which allows publishers the ability to make real-time calls to the LocalXML database and have users receive a listing of all local businesses that meet the search criteria.   Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.

●
The MyAP® Affiliate Platform at www.MyAP.com.  MyAP is a complete affiliate tracking and management software solution providing advertisers the ability to sign up, manage and track the activities of their publishers through a reliable, easy-to-use, and privately-branded platform with full data transparency.  Where the Inuvo Platform is an open platform where many advertisers and publishers interact, the MyAP platform is designed specifically to allow merchants to build private affiliate networks. Each advertising customer of MyAP is supported by a unique implementation of the software, customized to suit their individual needs and populated by publishers.

NYSE MKT

On May 9, 2011, we received notice from the NYSE MKT, LLC (formerly NYSE Amex) (the exchange) that we did not meet certain of the exchange's continued listing standards due to stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years as set forth in Section 1003(a) (ii) of the NYSE MKT Company Guide.  The exchange accepted our plan to regain compliance with the continued listing standards and on September 11, 2012, we received notification from the exchange that the continued listing deficiencies were resolved.  However, due to of the company's continuing net losses, the exchange’s minimum requirement for continued listing becomes a minimum stockholders’ equity of $6.0 million. At September 30, 2012, our stockholders’ equity was $5.1 million and we did not meet the exchange’s minimum listing requirement. We believe we will achieve the exchange’s minimum stockholders’ requirement and regain compliance with the continued listing standard in 2013 due to cost containment and revenue growth.

●
Cost Containment. With the Vertro merger we anticipated that we would save approximately $2.9 million in operating expense synergies on an annualized run rate. As of September 30, 2012 we were on a run rate of approximately $0.9 million ahead of that expectation and we expect these savings to flow through to our bottom line throughout the fourth quarter of  2012 and beyond.

●
Revenue Growth.  Our Publisher Network segment had a revenue growth rate of 40% in the third quarter of 2012 compared to the second quarter of 2012.  Our Software Search segment had a revenue growth rate of 6% for the third quarter of 2012 compared to the second quarter of 2012.  In September 2012, we attained revenue growth leading to a higher revenue share from Yahoo!  for our Publisher Network segment and in July 2012, revenue growth in our Software Search Segment reached a level that yielded a higher revenue share from Google. We expect these higher revenue share rates to continue into the fourth quarter of 2012 and the higher percentage revenue share with each advertising partner is substantial and a meaningful component of our revenue growth.  Our Yellowise and Local.alot owned and operated sites are contributing meaningful incremental revenues on a quarter by quarter basis and we expect their growth to continue. In addition we expect to see meaningful revenue coming from our BargainMatch.com product.

In aggregate, we believe the continued cost containment described above and the growth in revenue will allow us to satisfy the NYSE/MKT listing requirements for shareholder equity in 2013.

Hurricane Sandy

Our corporate headquarters and a significant portion of our operations are located in New York City. Our office was closed for a week due to the impact of Hurricane Sandy. One of our data centers in New York City has been without power since the hurricane and we have been operating a portion of our Software Search segment business out of a redundant data center. Our business and operating systems were not materially impacted by the office closure and our employees were able to work remotely.

Results of Operations for the Three months and Nine Months ended September 30, 2012 and 2011

The following table sets forth selected information concerning our results of operations for the three months and nine months ended September 30, 2012 and 2011 (unaudited and in thousands):

	Three Months ended September 30				Nine Months ended September 30
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Net revenues	$15,481	100%	$8,203	100%	$37,123	100%	$29,210	100%
Cost of revenue	6,745	43.6%	4,636	56.5%	18,190	49%	16,106	55.1%
Gross Profit	8,736	56.4%	3,567	43.5	18,933	51%	13,103	44.9%
Total operating expenses	9,860	63.7%	4,803	58.6	24,404	65.7%	17,136	58.7%
Operating Loss	(1,124)	(7.3%)	(1,236)	(15.1%)	(5,471)	(14.7%)	(4,032)	(13.8%)
Other expenses	(202)	(1.3%)	(132)	(1.6%)	(474)	(1.3%)	(817)	(2.8%)
Income tax expense	(9)	(0.1%)	—	--	(71)	(0.2%)	—	—
Net loss from continuing operations	(1,335)	(8.6%)	(1,368)	(16.7%)	(6,016)	(16.2%)	(4,850)	(16.6%)
Discontinued operations	14	0.1%	—	—	(143)	(0.4%)	257	0.9%
Net loss	$(1,321)	(8.5%)	$(1,368)	(16.7%)	$(6,159)	(16.6%)	$(4,592)	(15.7%)

In the three months ended September 30, 2012, net revenues increased 88.7% from the same period of 2011.  Additionally, gross profit also increased 144.9% in the three months ended September 30, 2012 compared to the same period of 2011.  These increases were due primarily from revenue from our Software Search segment as a result of our merger with Vertro.  In the three months ended September 30, 2012, our operating expenses increased by approximately 105.3% over the same period in 2011 due primarily to customer acquisition costs from our Software Search segment as a result of our merger with Vertro.

Our net loss from continuing operations for the three months ended September 30, 2012 decreased by approximately $33,000 or 2.4% from the same period in 2011 due to improved gross profit and the cost synergies derived from the merger with Vertro.

The financial results for the nine months ended September 30, 2012 include only seven months of combined financial results of the merger with Vertro on March 1, 2012. In the nine months ended September 30, 2012, net revenues increased 27.1% from the same period of 2011.  Additionally, gross profit also increased by 44.5% in the nine months ended September 30, 2012 compared to the same period of 2011.  These increases were due primarily from revenue from our Software Search segment as a result of our merger with Vertro.  In the nine months ended September 30, 2012, our operating expenses increased by approximately 42.4% over the same period in 2011 due primarily to customer acquisition costs from our Software Search segment as a result of our merger with Vertro.

Our net loss from continuing operations for the nine months ended September 30, 2012 increased by approximately $1,166,000 from the same period in 2011 due to higher operating expenses.

Net Revenue

Total net revenue from our Publisher Network and Software Search segments for the three months ended September 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Three Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	7,605	49.1%	8,153	99.4%	(548)	(6.7)%
Software Search	7,876	50.9%	50	0.6%	7,826	15,652.0%
Total net revenue	15,481	100.0%	8,203	100.0%	7,278	88.7%

Net revenue from our Publisher Network segment decreased 6.7% for the three months ended September 30, 2012 compared to the same period of 2011 primarily due to the decrease in the number of transactions driven through our owned and operated websites and through third party affiliates using the ValidClick platform. In December 2011, Yahoo! provided preliminary notice that it had identified certain traffic irregularities across its publisher network, to which Inuvo is a contributor. While this irregular traffic did not originate within the Inuvo network, it passed through some websites the company manages and in some cases owns and operates. Yahoo! made advertiser refunds as a result of identified traffic irregularities that it charged back to us. In the first quarter of 2012, the chargeback was approximately $238,000. This amount was a reduction of our revenue in the first quarter 2012 and most of this amount has been charged back to our vendors. In the third quarter of 2012, we charged revenue a reserve of $170,000 in anticipation of an additional chargeback from Yahoo!  We have reduced traffic to some websites we manage in response to these irregularities. While growing, these websites have not yet achieved the traffic levels reached in 2011. There can be no assurance that we will be able to successfully return these campaigns to their previous levels.  We have also restructured the ValidClick business to focus on smaller publishers rather than larger ones where traffic origin is less certain.  The revenue of this segment has been volatile due to the decrease in transactions as described above and though we expect the volatility to continue in the near future, we believe the focus on smaller publishers will improve traffic quality and promote a steady growth of the segment. In September 2012, the revenue growth had attained a contractual level yielding a higher revenue share from Yahoo!  The recent trend in the Publisher Network segment is a revenue growth rate of 40% in the third quarter of 2012 over the most recent sequential quarter, the second quarter of 2012.

Net revenue from our Software Search segment is primarily a result of the merger with Vertro on March 1, 2012. Net revenue from the Software Search segment is derived from the ALOT users conducting searches that produce both algorithmic results and sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. When users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. This segment also includes the non-search revenue generated from the ALOT products. The largest portion of non-search revenue is derived from display ads presented on the Alot homepage. Recently we have seen a decline in Display advertising due to implementation changes made by our display advertising provider. The recent trend in the Software Search segment is an increase of net revenue of 6% for the three months ended September 30, 2012 compared to the most recent sequential quarter, ended June 30, 2012. In July 2012, for the first time in over a year, revenue growth had attained a contractual level yielding a higher commission rate from Google.

One provider of paid search results for our Software Search segment accounted for approximately 49.2% of our consolidated revenues for the three months ended September 30, 2012. No revenue from that paid search provider was included in our consolidated revenue for the three months ended September 30, 2011.  Additionally, one provider of paid search results for our Publisher Network segment accounted for approximately 42.4% and 88.8% of consolidated revenues for the three month periods ended September 30, 2012 and 2011, respectively. The lower percentage this year  is due to the diversification of the revenue streams achieved by merging with Vertro in March 2012.

Total net revenue from our Publisher Network and Software Search segments for the nine months ended September 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Nine Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	19,429	52.3%	29,160	99.8%	(9,731)	(33.4)%
Software Search	17,694	47.7%	50	0.2%	17,644	35,288%
Total net revenue	37,123	100.0%	29,210	100.0%	7,913	27.1%

Net revenue from our Publisher Network segment decreased 33.4% for the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to the decrease in the number of transactions driven through our owned and operated websites and through third party affiliates using the ValidClick platform as described above.

Net revenue from our Software Search segment is entirely a result of the merger with Vertro on March 1, 2012 as described above.

One provider of paid search results for our Software Search segment accounted for approximately 41.8% of our consolidated revenues for the nine months ended September 30, 2012. No revenue from that paid search provider was included in our consolidated revenue for the nine months ended September 30, 2011.  Additionally, one provider of paid search results for our Publisher Network segment accounted for approximately 44.7% and 86.4% of consolidated revenues for the nine month periods ended September 30, 2012 and 2011, respectively. The lower percentage this year is due to the diversification of the revenue streams achieved by merging with Vertro in March 2012.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Three Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Affiliate expenses	5,472	35.4%	3,922	47.8%	1,550	39.5%
Data acquisition	1,054	6.8%	688	8.4%	366	53.2% %
Merchant processing fees and product costs	219	1.4%	26	0.3%	193	742.3%
Total cost of revenue	6,745	43.6%	4,636	56.5%	2,109	45.5%

The lower affiliate payments as a percentage of revenue in the three months ended September 30, 2012 compared to the same period in 2011 is due primarily to restructuring the ValidClick business to focus on smaller publishers to host advertising.

The increase in data acquisition costs for the three months ended September 30, 2012 as compared to the same period of 2011 is due primarily to acquiring bundled downloads to drive revenue through our ALOT Appbar which was acquired in the Vertro acquisition in March 2012.  We do not expect these costs to increase in the future.

Cost of revenue for the nine months ended September 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Nine Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Affiliate expenses	14,119	38.0%	14,090	48.2%	29	0.2%
Data acquisition	3,572	9.7%	1,943	6.7%	1,629	83.8%
Merchant processing fees and product costs	500	1.3%	73	0.3%	427	584.9%
Total cost of revenue	18,191	49.0%	16,106	55.1%	2,085	12.9%

The affiliate payments in the nine months ended September 30, 2012 compared to the same period in 2011 were nearly the same.  The lower affiliate payments as a percentage of revenue for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily due to restructuring the ValidClick business to focus on smaller publishers to host advertising.

The increase in data acquisition costs both in dollars and as a percentage of revenue for the nine months ended September 30, 2012 as compared to the same period of 2011 is due primarily to acquiring bundled downloads  to drive revenue through our ALOT Appbar which was acquired in the Vertro acquisition in March 2012.
We do not expect these costs to increase in the future.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Three Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	1,894	12.9%	3,517	42.9%	(1,623)	(46.1)%
Software Search	6,842	50.9%	50	0.2%	6,792	13,584.0%
Total gross profit	8,736	63.8%	3,567	43.1%	5,169	144.9%

Gross profit from our Publisher Network segment decreased 46.1% for the three months ended September 30, 2012 compared to the same period of 2011 primarily due to lower revenue of owned and operated websites associated with reducing traffic as described above in “Net Revenue”.

Gross profit from the Software Search segment increased as a result of the ALOT operations acquired in the merger with Vertro in March 2012.

The following table provides information on gross profit by operating segment for each of the periods presented (unaudited and in thousands):

	Nine Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	4,326	11.7%	13,053	44.7%	(8,727)	(66.9)%
Software Search	14,606	39.3%	50	0.2%	14,556	29,112%
Total gross profit	18,932	51.0%	13,103	44.9%	5,829	44.5%

Gross profit from our Publisher Network segment decreased 66.9% for the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to lower revenue from owned and operated websites associated with reducing traffic as described above in “Net Revenue”.

Gross profit from the Software Search segment is resulted from the ALOT operations acquired in the merger with Vertro in March 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Three Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Search costs	5,832	37.7%	1,959	23.9%	3,873	197.7%
Compensation and telemarketing	1,649	10.7%	1,481	18.1%	168	11.3%
Selling, general and administrative	2,379	15.4%	1,363	16.6%	1,016	74.5%
Total operating expenses	9,860	63.7%	4,803	58.6%	5,057	105.3%

Our operating expenses by segment were as follows for the periods presented (unaudited and in thousands):

	Three Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	718	4.6%	2,379	29.0%	(1,661)	(69.8)%
Software Search	5,427	35.1%	92	1.1%	5,335	5,798.9%
Corporate	3,715	24.0%	2,332	28.4%	1,383	59.3%
Total operating expenses	9,860	63.7%	4,803	58.6%	5,057	105.3%

Search costs increased 197.7% for the three months ended September 30, 2012 compared to the same period of 2011 primarily due to the advertising spend to create download traffic for the ALOT appbar. This expense is expected to increase, though not significantly in the future as we grow the ALOT user base and revenue.

Compensation and telemarketing expense increased 11.3% for the three months ended September 30, 2012 compared to the same period of 2011 primarily due to the merger with Vertro. At September 30, 2012, we had a headcount of 45 employees compared to 28 employees at September 30, 2011.

Selling, general and administrative expense increased approximately $1 million or 74.5% for the three months ended September 30, 2012 compared to the same period of 2011 primarily due to higher depreciation and amortization expense ($544,000), IT services expense of ($205,000), rent expense ($91,000), professional fees ($89,000), and other related to the acquired operations from the merger with Vertro in March 2012.

Operating expenses for the nine months ended September 30, 2012 and 2011 were as follows (unaudited and in thousands):

	Nine Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Search costs	13,098	35.3%	6,749	23.1%	6,349	94.1%
Compensation and telemarketing	4,571	12.3%	6,367	21.8%	(1,796)	(28.2)%
Selling, general and administrative	6,735	18.1%	4,019	13.8%	2,716	67.6%
Total operating expenses	24,404	65.7%	17,135	58.7%	7,269	42.4%

Our operating expenses by segment were as follows for the periods presented (unaudited and in thousands):

	Nine Months Ended September 30
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Publisher Network	1,696	4.6%	9,769	33.4%	(8,073)	(82.6)%
Software Search	12,649	34.1%	193	0.7%	12,456	6,453.9%
Corporate	10,059	27.1%	7,174	24.6%	2,885	40.2%
Total operating expenses	24,404	65.7%	17,136	58.7%	7,268	42.4%

Search costs increased 94.1% for the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to the advertising spend to create download traffic for the ALOT appbar. This expense is expected to increase, though not significantly in the future as we grow the ALOT user base and revenue.

Compensation and telemarketing expense decreased 28.2% for the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to discontinuing the telemarketing operations in the 2011.

Selling, general and administrative expense increased approximately $2.7 million or 67.6% for the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to increases in depreciation and amortization expense of ($1,020,000), rent of ($584,000),  IT services of ($298,000), consulting expense of ($205,000), and other general expenses of ($639,000) due to the infrastructure growth related to the Vertro merger in March 2012.

Other Income (Expense), Net

During the third quarter of 2012, we settled a lawsuit resulting in a $75,000 charge.  In the third quarter of 2011, we wrote off approximately $78,000 of capital development associated with delays in launching a new business line.

Interest expense, net which is primarily associated with our borrowings from Bridge Bank, increased by 142% during the three months ended September 30, 2012 to approximately $128,000 as compared to approximately $53,000 for the same period in 2011.  This increase in interest expense is primarily is due to the larger outstanding balance in the 2012 period compared to the same period in 2011, and to the amortization of fees to acquire the credit facilities.

During the nine month period ended September 30, 2012, we settled a lawsuit resulting in a $75,000 charge. In the same nine month period of 2011, we incurred a charge to litigation settlements of approximately $374,000 associated with settlements of lawsuits brought by two former employees. In addition, we wrote-off a note receivable of approximately $101,000 as a result of the cancellation of our outsourced call center contract during the second quarter of 2011.  In the third quarter of 2011, we wrote off approximately $78,000 of capital development associated with delays in launching a new business line.

Interest expense, net which is primarily associated with our borrowings from Bridge Bank, increased by 51.1% during the nine months ended September 30, 2012 to $399,000 as compared to $264,000 for the same period in 2011. This higher interest expense in 2012 is primarily due to higher outstanding loan balances and the write-off of $100,743 of fees related to the February 2011 Bridge Bank credit facility that was superseded by a March 2012 Bridge Bank credit facility.

Income (Loss) from Discontinued Operations, Net of Tax Expense

The gain from discontinued operations for the three months ended September 30, 2012 was approximately $14,000 and is primarily attributed to Vertro's European operations.

The loss from discontinued operations for the nine months ended September 30, 2012 was approximately $143,000 and is primarily attributed to the denial by European authorities to hear our appeal for refunding of Value Added Taxes in Germany.  In the same nine month period of 2011, we reported a gain from discontinued operations of approximately $257,000 due to a favorable litigation settlement of a lease.

Liquidity and Capital Resources

Liquidity is our ability to generate adequate amounts of cash to meet the company's needs for cash. At September 30, 2012 and December 31, 2011, we had working capital deficit of approximately $3.0 million and $2.0 million, respectively.  Our principal sources of liquidity are cash from operations, cash on hand and the Bridge Bank credit facility.

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

Upon merging with Vertro on March 1, 2012 we eliminated duplicate costs in public company expense, and in the accounting, legal, and IT functions. The program to reduce duplicate costs continues beyond the third quarter. We also entered into a new Business Financing Agreement with our bank (see below). At September 30, 2012 cash increased $3.2 million from the end of 2011 and bank debt correspondingly increased from $2.9 million at December 31, 2011 to $7.9 million at the end of the third quarter 2012.

On March 1, 2012, we entered into a new Business Financing Agreement with Bridge Bank for a revolving credit facility with a maximum limit of $10 million (the “Revolving Credit Line”) and a term loan with a maximum limit of $5 million (the “Term Loan”). The Revolving Credit Line replaced the Company's then existing $8 million revolving credit facility with Bridge Bank. The new credit facility will be used primarily to satisfy our working capital needs.  As of September 30, 2012, there was approximately $1.1 million credit available on the Revolving Credit Line and $0 on the Term Loan. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice plus $1 million up to the maximum limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan portion of the credit facility, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, the new agreement required that we maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Merger Transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less than 1.10 to 1.0 at all times until September 30, 2012 and 1.25 to 1.0 thereafter. Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% (3.75% at September 30, 2012) plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1% (4.25% at September 30, 2012).  In connection with establishing the credit facility, the Company incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

On October 11, 2012 we entered into the Second Business Financing Modification Agreement with Bridge Bank (the "Second Amendment") changed the minimum asset coverage ratio to 0.9 to 1.0 for September 2012 and October  2012,  1.0 to 1.0 for November and December 2012 and 1.15 to 1.0 for each measuring period thereafter beginning January 2013.   It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $600,000 for the September 2012 measuring period and $1,000,000 for the October 2012 measuring period.  Also changed was the minimum debt service ratio, measured monthly on a trailing 3 month basis, to not less than 1.1 to 1.0 for November 2012 measuring period, 1.25 to 1.0 for December 2012 and 1.50 to 1.0 for each measuring period thereafter beginning January 2013.  Further, the Second Amendment waived the event of default caused by the non-compliance of the operating profit in July and August 2012.  Additionally, pursuant to the Second Amendment, the Company issued Bridge Bank a warrant to purchase 51,724 shares of our own common stock exercisable at $0.87 per share until October 2017.

As of September 30, 2012, we were not in compliance with all terms of the amended Bridge Bank credit facility, however we regained compliance upon execution of the Second Amendment.

We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position.  We cannot be assured that additional financing will be available to us on favorable terms, or at all.  If we issue additional equity, our existing stockholders may experience substantial dilution. If we continue to generate losses and are unable to comply with the continued listing standards of NYSE MKT, we could be delisted and be unable to raise additional capital at a reasonable cost. At September 30, 2012, we had a working capital deficit of approximately $3 million and availability under our revolving line of credit of approximately $1.1 million. We believe with the continued improvement in cash flow, the reduction of duplicate costs with respect to the merger with Vertro and the higher limit of the new bank facility, we will have sufficient cash for the next twelve months.

Cash flows

Net cash provided in operating activities for the nine months ended September 30, 2012 totaled approximately $541,000 compared to approximately $408,000 during the same period in 2011. The net cash provided in operating activities in 2012 is primarily due to stock compensation costs of $632,000, an increase in accounts receivable of $881,000 and prepaid expenses and other assets of $266,000.   This was offset by uses of cash to decrease accounts payable ($263,000) and other accrued expenses and current liabilities ($842,000).  The net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to a decrease in accounts receivable of approximately $1.5 million and the deferred compensation program instituted last year to preserve the company's cash reserves ($368,000) partially offset by a decrease in accounts payable of $1.3 million.

Net cash used in investing activities in 2012 of $1,254,000 was primarily due to the purchase of bundled downloads for the Alot AppBar and capitalized development costs.  Net cash used in investing activities for the nine months ended September 30, 2011 of $2.6 million was primarily associated with the purchase of names for resale in the BabytoBee and lead generation businesses.

Net cash provided by financing activities during the nine months ended September 30, 2012 and 2011 were approximately $3.9 million and $3.2 million, respectively.  The cash provided by financing activities for the period in 2012 resulted from the proceeds from the bank term note and draw downs from the bank credit facility. In the nine month period of 2011, the cash provided was primarily from the sale of our common stock in June 2011 and due to draw downs from the bank credit facility.

Off Balance Sheet Arrangements

As of September 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2012, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Shareholder Class Action Lawsuits.  In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment and the case has been remanded to the District Court.  In October 2012 the District Court entered an order maintaining the existing stay on discovery and setting forth a schedule for briefing by the parties on the defendants' renewed motion of summary judgment.

Beth Tarczynski v. Inuvo, Inc. d/b/a Blog Tool Kit, Home Biz Ventures, LLC, and John Doe Defendants; Case No. 11-5111-CI-7, in the Circuit Court for the Sixth Judicial Circuit of Florida.  On June 10, 2011, a putative class action complaint was filed alleging violations of the Florida statute prohibiting misleading advertisements, violation of Florida's Deceptive and Unfair Trade Practices Act, fraud in the inducement, conspiracy to commit fraud, restitution/unjust enrichment, and breach of contract.  This case was settled in August 2012 pursuant to an agreement whereby Inuvo agreed, among other things, to pay $75,000.

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

Scott Mitchell v. Inuvo. In January 2012 we were named as a defendant in an action styled  Scott Mitchell versus Inuvo, Inc., f/k/a Think Partnership Inc. and Kowabunga! Inc., Does I-X   , Case No. A-11-653956-C in the District Court, Clark County, Nevada. The complaint is related to our alleged failure to fully indemnify Mr. Mitchell, our former chief executive officer and member of the board of directors, pursuant to the terms of an indemnification agreement entered into in connection with his employment agreement, for attorneys' fees and costs incurred by him related to an investigation of insider trading brought against Mr. Mitchell by the Securities and Exchange Commission. The complaint alleges that Mr. Mitchell has subsequently received correspondence from the staff of the Securities and Exchange Commission that the Commission does not intend to make any recommendation for an enforcement action against him. This case was settled in September 2012 pursuant to an agreement whereby Inuvo agreed to pay a total of $255,803.22 in ten quarterly payments.  There is no material impact to the company performance due to this settlement because the cost was already accrued.

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

We depend on two customers for a significant portion of our revenues.  Prior to the acquisition of Vertro, Inuvo received 86.6%, and 80.3%, respectively, of our net revenue for 2011 and 2010 from a single customer, Yahoo!. Vertro received approximately 81.0%, and 87.0%, respectively, of its net revenue for 2011 and 2010, from a different single customer, Google.  Our current contract with Yahoo! expires in April 2014.  Our current contract with Google expires December 31, 2012.  During Q3, 2012 we received 49.2% of our revenue from Google and 42.4% of our revenue from Yahoo!

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

Our business must keep pace with rapid technological change to remain competitive.  Our business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands.  We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services.  For example, our Internet toolbar products are browser based plug-ins which must be supported by the Internet browser to function.  The standards regarding support for browser based plug-ins are changing and Microsoft recently indicated that one setting of its new browser will not support plug-ins and we will have to adapt our product to this change.  Furthermore, many of our products, including our toolbars, must operate across multiple operating systems.  Introducing new technology into our systems involves numerous technical challenges, requires substantial amounts of capital and personnel resources, and often takes many months to complete.  We may not successfully integrate new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites.  Technology, once integrated, may not function as expected.  In addition, the number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years.  Failure to modify our Internet toolbar product to keep pace with changes in underlying Internet browser specifications, and / or operating systems,attracting and retaining a substantial number of mobile device users to our services, or failure to develop services that are more compatible with mobile communications devices, or failure to generally keep pace with the rapid technological change could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

In the past Inuvo has been deficient in the continued listing standards of NYSE Amex and there are no assurances it will be able to maintain compliance in the future.

In May 2011, Inuvo was notified by the NYSE MKT, LLC (formerly NYSE AMEX) that it was below certain of the exchange's continued listing standards due to stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years as set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide. Inuvo was afforded the opportunity to submit a plan of compliance to the exchange by June 8, 2011, that demonstrated its ability to regain compliance with Section 1003(a)(ii) of the company guide within a maximum of 18 months from the submission of the plan. On July 6, 2011, Inuvo was notified by the exchange that it had made a reasonable demonstration of Inuvo's ability to regain compliance with the continued listing standards by December 8, 2012. The exchange continued the listing of Inuvo's common stock subject to certain conditions, including the requirement to provide updates on Inuvo's progress.  Following the closing of the merger with Vertro, our stockholders' equity then exceeded the minimum requirement of the exchange and we regained compliance with the continued listing standards.  The exchange has advised us it will monitor our continued compliance for several quarters as we integrate Vertro's operations into our company.  NYSE MKT's current continued listing standard for stockholders' equity applicable to the Company is $6,000,000 and at September 30, 2012 Inuvo's stockholders' equity was $5,111,102.  If Inuvo does not maintain compliance with the continued listing standards Inuvo's common stock will be subject to delisting procedures. In that event that Inuvo is delisted it is likely that Inuvo's common stock would be quoted in the over the counter market on the OTC Bulletin Board. The loss of Inuvo's exchange listing would adversely impact the future liquidity of Inuvo's common stock and may make it more difficult for its stockholders to resell those shares.

A significant portion of the traffic to our websites is acquired from other search engines, mainly google.com, and the loss of the ability to acquire traffic could have a material and adverse effect on our financial results.

We advertise on search engine websites to get downloads of our Appbars and to drive traffic to our owned and operated websites.  Our keyword advertising is done primarily with google.com, but also yahoo.com, and MSN/bing.com. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer.

If we are not successful with our owned and operated initiative, our future financial performance may be affected.

We own and operate a number of websites that we monetize with our partners. We have and expect to continue to invest significant amounts of time and resources in these websites and other similar initiatives. We cannot assure you that we will continue to sustain or grow our current revenue from these websites. We also cannot assure you that we will sustain or grow the number of consumers or advertisers that use our owned and operated offerings. If we are unable to sustain or grow the number of consumers using and/or advertisers advertising with our owned and operated websites, our financial performance may be adversely affected.

ITEM 2.  UNREGISTERED SALES FO EQUITY SECURITIES AND USE OF PROCCEEDS.

On October 11, 2012, pursuant to the Second Amendment to the Bridge Bank Business Financing Modification Agreement described later in this report under Part II, Item 5., the Company issued Bridge Bank a warrant to purchase 51,724 of shares of our common stock exercisable at $0.87 per share until October 2017.  The warrant, which is exercisable on a cashless basis, contains customary anti-dilution provisions in the event of stock splits, dividends and similar corporate events.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  This description of the terms of the warrant is qualified in its entirety by reference to the warrant which is filed as Exhibit 4.8 to this report.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable to our operations.

ITEM 5.     OTHER INFORMATION.

On October 11, 2012, we entered into the Second Amendment to the Business Financing Modification Agreement with Bridge Bank (“Second Amendment”).  The Second Amendment modified the minimum asset coverage ratio to 0.9 to 1.0 for September 2012 and October  2012, 1.0 to 1.0 for November and December 2012 and 1.15 to 1.0 for each measuring period thereafter beginning January 2013.   It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $600,000 for the September 2012 measuring period and $1,000,000 for the October 2012 measuring period.  Also changed was the minimum debt service ratio, measured monthly on a trailing 3 month basis, to not less than 1.1 to 1.0 for November 2012 measuring period, 1.25 to 1.0 for December 2012 and 1.50 to 1.0 for each measuring period thereafter beginning January 2013.  Further, the Second Amendment waived the event of default caused by the non-compliance of the operating profit covenants by us in July 2012 and August 2012.  In addition to the warrant issued to Bridge Bank described in Part II, Item 2. of this report, we paid Bridge Bank a fee of $2,500 in connection with this amendment.  The description of the terms of the Second Amendment is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.1 to this report. .

ITEM 6.     EXHIBITS.

4.8	Form of warrant to purchase 51,724 shares pursuant to the Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012
10.1	Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012
31.1	Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)
31.2	Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1	Section 1350certification of Chief Executive Officer
32.2	Section 1350certification of Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
To be filed by within the earlier of  30 days from the due date or filing date of this report pursuant to the grace period provided for the first filing of the first interactive data exhibit containing detailed note tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: November 8, 2012	By:	/s/ Peter A. Corrao
Peter A. Corrao,
Chief Executive Officer, principal executive officer

Date: November 8, 2012	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer