Form 10-Q/A
period 2012-03-31
INUVO, INC.
filed 2012-12-28
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

143 Varick Street, New York, New York	10013
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	No. of Shares Outstanding at May 11, 2012
Common Stock	23,482,122

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), originally filed on May 15, 2012 with the Securities and Exchange Commission, solely for the purpose of filing a replacement to Exhibit 10.1 included in the Form 10-Q.  The Exhibit 10.1 filed herewith has been revised to correct ministerial errors in the redacted information appearing in that exhibit as filed in the Form 10-Q.  No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q except as described herein.

PART II - OTHER INFORMATION

ITEM 6.                      EXHIBITS.

10.1.           Yahoo! Publisher Network Contract, dated April 24, 2009, as amended *

*           Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date: December 28, 2012	By:	/s/ Wallace D. Ruiz
Name: Wallace D. Ruiz
Title: Chief Financial Officer

3