Form 10-K
period 2012-12-31
INUVO, INC.
filed 2013-03-13
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Main St Suite 201 Conway, AR	72032
(Address of principal executive offices)	(Zip Code)

(855) 440-8484
(Registrant's telephone number, including area code)

143 Varick St New York, NY 10013
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2012 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE MKT, was approximately $16.0 million. As of March 8, 2013, there were 23,287,718 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2012, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	history of losses;

•	material dependence on net revenues from two customers;

•	pending relocation of our headquarters and data operations collocations;

•	failure to successfully manage the combination of Inuvo and Vertro;

•	ability to continue and expand relationships with Internet media, content, advertising and product providers;

•	dependence of our Network segment on relationships with distribution partners;

•	dependence of our Applications segment on our ability to maintain and grow our customer base and the estimations and assumptions we use in that segment;

•	material dependence on our relationships with Google and Yahoo!;

•	company owned and operated websites and various risks associated with those websites;

•	dependence on our banking arrangements with Bridge Bank, N.A. which are collateralized by our assets;

•	possible need to raise additional capital;

•	ability to effectively compete;

•	need to keep pace with technology changes;

•	possible interruptions of services;

•	dependence on third-party providers;

•
liability associated with retrieved or transmitted information, failure to adequately protect personal information; security breaches and computer viruses, and other risks experienced by companies in our industry;

•	dependence on key personnel;

•	regulatory uncertainties;

•	failure to protect our intellectual property

•	continued listing on the NYSE MKT;

•	fluctuations in our quarterly earnings and the trading price of our common stock;

•	ability to defend our company against lawsuits; and

•	outstanding warrants and options and possible dilutive impact to our stockholders.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors appearing in this report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our," and similar terms refers to Inuvo, Inc., a Nevada corporation and our subsidiaries. When used in this report, “2010” means the fiscal year ended December 31, 2010, “2011” means the fiscal year ended December 31, 2011, “2012” means the fiscal year ended December 31, 2012 and "2013" means the fiscal year ending December 31, 2013. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo® is an Internet marketing and technology company that develops consumer applications and delivers targeted advertisements onto websites reaching desktop and mobile. The majority of our revenues result from a consumer action that involves either clicking on an advertisement or purchasing a product online. We source advertisements either directly from merchants or through media companies who consolidate advertisements. We partner with website owners delivering advertisements to their websites as well as onto our own web properties and applications.

The business is organized along two segments, Network and Applications. The Network segment primarily includes the delivery of advertisements onto partner and Company owned and operated websites. The Applications segment includes our consumer applications, which are downloaded through various online marketing methods. In 2012, the Network and Applications segment represented approximately 54% and 46%, respectively, of our annual net revenues.

On March 1, 2012 we completed the acquisition of Vertro, Inc. (“Vertro”), an Internet company that owns and operates the ALOT product portfolio, comprised of both browser-based consumer applications and websites. Vertro's operations are now part of our Applications segment. In evaluating the merger, we, and the management of Vertro, believed that the combination of the two companies could create a stronger, more scalable business, from which to attract advertisers, publishers and consumers. The merger allowed for greater diversification of revenue streams, mitigating dependence on a single customer; the existing ALOT install and distribution capability has provided a vehicle for our consumer facing innovations like BargainMatch; the combined business is a greater footprint to access the debt and capital markets; the combining of two experienced digital marketing teams has broadened our ability and reduced time to market; and the elimination of overlapping operating and public company expenses has reduced combined costs by over $2 million.

On January 31, 2013, we announced that we had received a grant of $1.75 million from the state of Arkansas to assist with the costs of purchasing equipment and relocating its headquarters to Arkansas. We are in the process of relocating our headquarters to Conway, AR and have agreed to have at least fifty employees in the state within four years. In conjunction with the relocation, we will close our Clearwater, FL office and anticipate subleasing our office space in New York City. In addition, we will consolidate two data center collocation facilities in New York City into a single collocation facility in Arkansas. A reduced leased space, a single collocation facility and a generally lower cost of living are expected to have a significant favorable effect on our future operating expenses.

Industry Overview

Online marketing spend has continued to rise in the United States and in 2012, for the first time, surpassed that of newspaper and magazine. In 2012, online advertising spend grew almost 23% to $39.5 billion according to digital marketing research firm eMarketer. As marketers evaluate their marketing spend across channels, they are likely to continue to allocate increasingly larger percentages of overall budgets to online channels where return on investment (“ROI”) is more directly measurable and controllable. eMarketer predicts that online advertising spend will continue to grow at a compounded rate of roughly 14% through 2016. We believe our online business is well positioned to benefit from these industry trends.

Our Strategy and Differentiators

Our strategy is to expand our network of small and medium sized publishers, to build additional content rich owned and operated websites and to develop value added browser and webpage based applications that are monetized through advertising revenues across the digital media landscape. We remain alert to acquisition opportunities at attractive and accretive multiples.

We believe our key differentiators include the ability to market directly to consumers at scale online, the long standing partnerships we have developed with our search engine partners and the competency amassed over many years in the delivery of targeted search based advertising results.

Additionally, we believe our scale provides a key differentiator. We have consumer applications actively in use in over 20 countries, access to over 50 million Internet users monthly and ads being served onto over billions of pages annually where hundreds of millions of clicks are received.

The Network Segment

The Network segment designs, builds, implements, manages and sells the various business to business technology platforms and services we offer. The segment also designs, builds and markets to the various web properties we own and operate. The segment is also responsible for managing the various affiliate technology and programs we manage either directly or indirectly. The technology that supports this segment facilitates transactions between advertisers and website publishers in an automated and transparent environment. The majority of the revenue earned within this segment is derived from clicks on advertisements as well as commissions on the sale of products through the applications, websites and platforms. The following product lines continue to be sold and/or managed within the Network segment.

•
The ValidClick® service at www.validclick.com. ValidClick is a pay-per-click marketplace where publishers can integrate dynamically-generated advertisements within their websites based on the demographics and natural search behaviors of the consumer. ValidClick provides publishers with access to tens of thousands of advertisers in an easy-to-use XML-based implementation, giving the publisher greater control over content and integration than other competitive offerings.

•
The owned and operated local search directory websites at www.yellowise.com and Local.ALOT.com. Both websites are powered by the LocalXML service that allows publishers the ability to make real-time calls to the LocalXML database and have users receive a listing of all local businesses that meet the search criteria. Users may also post reviews of their favorite and not-so-favorite businesses making the reviews available to all other users of the site.

•
The BargainMatch CashBack website at www.BargainMatch.com. BargainMatch is a product shopping and comparison service that allows consumers the ability to price compare for products and receive CashBack when they purchase those products through BargainMatch. The service has been designed and positioned as a consumer loyalty solution. The product line also includes a consumer facing application.

•
The MyAP® Affiliate Platform at www.MyAP.com. MyAP is a complete affiliate tracking and management software solution providing advertisers the ability to sign up, manage and track the activities of their publishers through a reliable, easy-to-use, and privately-branded platform with full data transparency. Typically, each advertising customer of MyAP is supported by a unique implementation of the software, customized to suit their individual needs and populated by publishers. Today, MyAP supports hundreds of customers.

•
The Babytobee web site at www.babytobee.com. Babytobee is a web property that caters to pre-natal women. The site displays various content of interest to the targeted demographic and provides certain tools and suggestions for additional content as a service to the consumer.

The Applications Segment

The Applications segment designs, builds and markets the various business to consumer products we offer. Revenue earned within this segment is derived from clicks on advertisements, sponsored advertisements within applications and commissions on the sales of products through the applications. The following products continue to be sold and/or managed within the Applications segment.

•
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

•
The BargainMatch comparison-shopping and CashBack application is a browser based consumer shopping aid that overlays onto organic search listings merchant locations where a consumer can obtain CashBack when purchasing products. The application acts as a shopping companion, alerting consumers to opportunities they would normally not be aware of through normal Internet usage.

The Applications segment also sells certain information that is collected across our products, websites, applications or platforms. This information typically provides general insight into consumer behaviors online without the disclosure of any personally identifiable information.

Competitive Analysis

Our business experiences competitive pressure along the three principal categories of search marketing, affiliate marketing and the direct competitors for each web property we own and operate. Additionally, the complexity and maturity of online marketing has created an environment where niche providers, agencies, systems integrators, campaign management vendors and networks are all increasing their suite of offerings across marketing channels, as a means to better compete for total advertising dollars.

Within search, our competitors include LookSmart, InfoSpace, Google, Yahoo!-Bing and Ask. Our affiliate competitors include Commission Junction, Linkshare and DigitalRiver. The websites we own all have individual competitors based on their respective vertical markets.

Our ALOT competitors include, but are not limited to Google, Yahoo!, IAC, MSN, Answers.com, Xacti, InfoSpace, Perion and Conduit.com. Each of these entities offers a form of online media or entertainment through websites or downloadable products. These offerings can include web search, online news and information and other content and services.

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

Sales and Marketing

We utilize multiple sales and marketing strategies to drive business. For sales, we employ sales professionals whose job it is to build both advertiser and publisher relationships. For marketing, we use marketing channels that include our website, email campaigns, social media, blogs, public relations, trade shows, seminars, conferences, partner programs and search marketing to build awareness for our suite of products and services. The Network segment uses search engine optimization and search engine marketing as well as affiliate marketing tactics to drive traffic to the sites.

We market our ALOT products to consumers in over 20 countries encompassing eight languages around the world, and currently have users in more than 200 countries. Approximately half of our ALOT users are from what we refer to as Region 1, which we define as the U.S., Canada, U.K., Ireland, Australia and New Zealand.

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic components our products are built on come from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl, and Linux. By seeking to strike the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

We strive to build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering fail-safe controls into our critical components. We deliver our hosted solutions from facilities, geographically disbursed throughout the United States. Inuvo applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

Principal Customers

We currently source advertising principally from two large consolidators of advertisements, Yahoo! and Google. They have developed, as a result of their market dominance, relationships with hundreds of thousands of advertisers over many years of service. In 2012, 89.3% of overall revenues were derived from advertising sourced directly from these partners. We have maintained a long-standing relationship with both of these companies and maintain multi-year service contracts with both. The loss of either of these customers, however, would have a material adverse effect on our business.

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

We currently have one pending U.S. patent application for online shopping cart abandonment and sales recovery and one assigned patent for click fraud detection. We do not know if our current patent applications or approvals will be challenged or invalidated.

Although patents are only one component of the protection of intellectual property rights, if our patent applications are challenged, it may result in increased competition and the development of products substantially similar to our own. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to our own. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

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

Software Development

Our software development costs are associated with the development of our applications, platforms and websites. During 2012 and 2011, we capitalized approximately $800,000 and $340,000, respectively, on costs associated with these developments.

Employees

As of February 28, 2013 we employed 46 full-time employees. None of these employees are covered by a collective bargaining agreement.

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

Thereafter, we entered into the following acquisitions:

•	In August 2004, we acquired 100% of the outstanding stock of WebCapades, Inc.,

•	In January 2005, we acquired 100% of the outstanding stock of the Market Smart Advertising companies,

•	In February 2005, we acquired 100% of the stock of Personals Plus, Inc.,

•	In February 2005, we also acquired 100% of the stock of Ozona Online Network, Inc.,

•	In March 2005, we acquired 100% of the stock of KowaBunga! Marketing, Inc.,

•	In March 2005, we acquired the assets of Smart Interactive Ltd.,

•	In April 2005, we acquired 100% of the stock of PrimaryAds Inc.,

•	In July 2005, we acquired 100% of the stock of Real Estate School Online, Inc.,

•	In December 2005, we acquired 100% of the stock of Vintacom, Inc.,

•	In January 2006, we acquired 100% of the stock of Morex Marketing Group, LLC.

•	In April 2006, we acquired 100% of the stock of the Litmus Media, Inc.,

•	In April 2006, we also acquired 100% of the stock of Web Diversity Ltd.,

•	In May 2006, we acquired 100% of the stock iLead Media, and

•	In March 2012, we acquired Vertro, Inc. via a merger with a wholly-owned subsidiary

In 2009, our management reassessed the array of businesses that had been acquired in the preceding years and eleven businesses were either sold or retired. The following is a summary of the significant business units currently or historically included in our discontinued operations:

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

•
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

•
On October 16, 2011, we entered into an agreement and plan of merger with Vertro, Inc. On February 29, 2012, at special meetings of shareholders for Vertro and Inuvo, the shareholders of each company elected to merge the two companies. On March 1, 2012, the merger closed and Vertro became our wholly-owned subsidiary. Pursuant to the terms of the agreement, each share of Vertro common stock that was issued and outstanding at the effective time of the merger was canceled and converted into the right to receive 1.546 shares of our common stock. We issued an aggregate of 12,713,552 shares of our common stock to the Vertro stockholders.

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

Risks Related to Our Business

We have a history of losses and there are no assurances we will ever generate profits. As of December 31, 2012 we had an accumulated deficit of $121,670,882. For 2012, our net loss from continuing operations was $6,839,318 and for 2011 our net loss from continuing operations was $9,233,507. While we expect to report higher revenues in 2013, there are no assurances that these additional revenues will fully offset the additional costs and result in profitable operations in future periods.

We depend on two customers for a significant portion of our revenues. Prior to the acquisition of Vertro, we received 86.6%, and 80.3%, respectively, of our net revenue for 2011 and 2010 from a single customer. Vertro received approximately 81.0%, and 87.0%, respectively, of its net revenue for 2011 and 2010, from a different single customer. Our current contract with Yahoo! expires in April 2014. Our current contract with Google expires January 31, 2015. During 2012 we received 41.5% of our net revenue from Google and 47.8% of our net revenue from Yahoo!. The amount of revenue we receive from these customers depends on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries. We will likely experience a significant decline in revenue and our business operations could be significantly harmed if:

•	We fail to have websites and applications approved;
•	Our paid listings providers' performance deteriorates; or
•	We violate our paid listings providers' guidelines or they change their implementation guidelines.

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

We may not successfully transition our headquarters and operations from New York to Arkansas. We have accepted a grant of $1.75 million from the state of Arkansas to relocate our New York headquarters and Florida facilities to Arkansas. This transition will require the hiring and training of new employees in Arkansas. We may be unable to find employees with the requisite technical skills. We may not find adequate personnel early enough to learn and take on roles of departing employees who will not relocate. We will close our two data operations collocations in New York and open a new facility in Arkansas. We may be unable to make the transition of data operations without disruption causing loss of revenue and customers. We are obligated under the grant to provide employment to fifty persons with an average annual compensation of $90,000 within Arkansas by the fourth anniversary of the grant. If we are unable to do so, we will be obligated to reimburse the state on a pro rata formula basis up to the total amount of grant we received.

The failure to manage successfully the combined Inuvo and Vertro businesses could adversely affect our future results. The success of the merger with Vertro will depend, in large part, on the ability of the combined company to realize the anticipated benefits from combining the Inuvo and Vertro businesses. While the integration process is largely complete, the failure to organize the business appropriately and manage successfully the challenges faced by the combined company may result in our failure to achieve some or all of the anticipated benefits of the merger. There are no assurances that all of the expected benefits of the merger with Vertro will be realized.

Our success depends on our ability to continue and expand relationships with other Internet media content, advertising and product providers . The internet includes an ever-increasing number of businesses that offer and market consumer products and services. Advertising providers allow us to generate advertising revenue from our downloadable products, as well as our and our affiliates' websites. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become more competitive. Additionally, upstream advertising networks that we use may offer customers discounts as a way to attract more advertisers to their network thereby reducing our revenues generated by these networks. This competitive environment might prevent us from satisfactorily executing profit generating advertising and joint effort marketing programs in the future. This competitive environment may also prevent us from providing content and product and service providers from marketing their products and services through our downloadable products, as well as our and our affiliates' websites. If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations.

Portions of our Network segment are dependent upon our relationships with, and the success of, our distribution partners, including our ability to attract new distribution partners and retain existing distribution partners on favorable terms. Our publisher network distribution partners are very important to our business. Our distribution partners may experience difficulty in attracting and retaining a substantial number of users due to, among other reasons, the rapidly changing nature of the market, technological innovation, industry consolidation, and changing consumer preferences. In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses, or find our competitors to be more attractive. Additionally, we have in the past and expect that in the future we will cease displaying advertisements through certain distribution partners whose traffic does not adequately convert to revenue for our monetization partners. Moreover, our agreements with our distribution partners vary in duration and generally are not exclusive or long-term agreements. We may not be successful in recruiting new distribution partners or renewing our existing distribution partnership agreements. If we are able to recruit new distribution partners or renew existing agreements, there is no guarantee that the new agreements will be on as favorable terms as our existing distribution basis. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, financial position, and results of operations.

The success of our business is dependent on our ability to maintain and grow our active consumer base. Our Applications segment operates a portfolio of websites and consumer-oriented interactive products including appbars and home pages, deriving the majority of its revenue from advertisements directed towards consumers. The amount of revenue generated by the Applications segment is dependent on our ability to maintain and grow our user base. Factors that influence our ability to maintain and grow our active user base include, but are not limited to, government regulation, acceptance of our Appbar products and websites by consumers, the availability of advertising to promote our websites and Appbar products, third-party designation of Appbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising. We acquire users of our websites and ALOT products primarily through online advertising that we purchase from ad networks at prices agreed to based on expected rate of return. We have historically experienced difficulties in achieving cost effective distribution for ALOT products because we were unable to acquire our targeted number of users at desired prices. If we are unable to maintain and grow our active user base, it could have a material adverse effect on our business, financial condition, and results of operations.

We base customer acquisition decisions in our Applications segment primarily on our model of the predictive rate of return on new users. If the estimates and assumptions it uses in calculating the predictive rate of return for new users are inaccurate, our customer acquisition decisions may be misguided. We acquire users based on our predictive return which it calculates using estimates and assumptions and data from previously acquired users. The estimates and assumptions include estimates about user behavior and third party advertising revenue, both of which are out of our control. Estimates and assumptions used in calculating predictive rate of return may not be accurate or correct. Accordingly, the calculation of predictive rate of return may not be reflective of our actual returns. If we are unable to effectively manage our customer acquisition costs, it could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of the traffic to our websites is acquired from other search engines, and the loss of the ability to acquire traffic could have a material and adverse effect on our financial results. We advertise on search engine websites to get downloads of our appbars and to drive traffic to our owned and operated websites. Our keyword advertising is done primarily with Google, but also with Yahoo! and MSN/Bing. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer.

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

We deliver advertisements to users from third-party ad networks which exposes our users to content and functionality over which we do not have ultimate control. We display pay-per-click, banner, cost per acquisition, and other forms of Internet advertisements to users that come from third-party ad networks. We do not control the content and functionality of such third-party advertisements and, while it provides guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition, and results of operations.

Our credit facility with Bridge Bank imposes restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of such debt, which we may not be able to repay or refinance. In March 2012, we entered into a credit facility with Bridge Bank, N.A. which provides for up to $15.0 million in loans in a combination of term loans and revolving loans. The credit facility contains a number of covenants that, among other things, requires us, and certain of its subsidiaries, to:

•	pay fees to the lender associated with the credit facility;

•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;

•	provide financial information to the lender; and

•	refrain from any transfer of any of our business or property (subject to customary exceptions).

Our ability to comply with the provisions of the credit facility will be dependent upon its future performance, which may be affected by events beyond our control. A breach of any of its covenants could result in a default under the credit facility. In the event of any such default, Bridge Bank could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, Bridge Bank, N.A. could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay an amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to obtain a waiver to cure any such default. In that event, our ability to conduct our business as it is currently conducted would be in jeopardy.

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

Our business must keep pace with rapid technological change to remain competitive. Our business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands. We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services. For example, our Internet toolbar products are browser based plug-ins which must be supported by the Internet browser to function. The standards regarding support for browser based plug-ins are changing and Microsoft recently indicated that one setting of its new browser will not support plug-ins and we will have to adapt our product to this change. Furthermore, many of our products, including our toolbars, must operate across multiple operating systems. Introducing new technology into our systems involves numerous technical challenges, requires substantial amounts of capital and personnel resources, and often takes many months to complete. We may not successfully integrate new technology into our websites on a timely basis, which may degrade the responsiveness and speed of our websites. Technology, once integrated, may not function as expected. In addition, the number of people who access the Internet through devices other than desktop and laptop computers, including mobile telephones and other handheld computing devices, has increased dramatically in the past few years. Failure to modify our Internet toolbar product to keep pace with changes in underlying Internet browser specifications, and/or operating systems, attracting and retaining a substantial number of mobile device users to our services, or failure to develop services that are more compatible with mobile communications devices, or failure to generally keep pace with the rapid technological change could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Our business relies on a number of third-party providers, and their failure to perform or termination of our relationships with them could harm our business . We license technologies from third parties to facilitate our ability to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business may incur liability for information retrieved from or transmitted through its applications, websites or websites linked to it . Because our business publishes or makes various information available on its applications, websites or though linked websites, we may be sued for, or incur liability related to, defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or other legal claims. Our business also offers email services subjecting us to liabilities or claims relating to unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Liability or expense relating to these types of claims could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business could be significantly impacted by natural disasters and other catastrophic events. Our data center locations could be affected by natural disasters and other catastrophic events, which could cause outages and service downtime. Although we believe we have adequate backup for this data in a secure location, we may not be able to prevent outages and downtime caused by such events. This could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Security breaches and inappropriate Internet use could damage our business. Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services generally, and online commerce in particular. Failure to successfully prevent security breaches could significantly harm our business and expose us to lawsuits. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card and personal data, cause interruptions in our operations, or damage our brand and reputation. Breach of our security measures could result in the disclosure of personally identifiable information and could expose us to legal liability. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches or sabotage. We have experienced security breaches and attempts at hacking.  We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, any well-publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which might adversely affect our online dating business. All of these factors could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

Defects in our platform, disruptions in our service or errors in execution could diminish demand for our service and subject us to substantial liability. Our on-demand platform is complex and incorporates a variety of hardware and proprietary and licensed software. Internet-based services such as ours frequently experience disruptions from undetected defects when first introduced or when new versions or enhancements are released. In addition, our recently added text messaging capabilities may hinder the performance of our platform as we have limited experience with dealing with text messaging services. From time to time we have found and corrected defects in our platform. Other defects in our platform, or defects in new features, complementary services or upgrades released in the future, could result in service disruptions for one or more clients. Our clients might use our service in unanticipated ways that cause a service disruption for other clients attempting to access their contact list information and other data stored on our platform. In addition, a client may encounter a service disruption or slowdown due to high usage levels of our service. Because clients use our service for critical business processes, any defect in our platform, any disruption in our service or any error in execution could cause existing or potential clients not to use our service, could harm our reputation, and could subject us to litigation and significant liability for damage to our clients' businesses.

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

If we fail to grow or manage our growth, our business will be adversely affected. To succeed, we must grow. We may make additional acquisitions in the future as part of our growth initiatives. These may include acquisitions of international companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which it has little or no experience. Additionally, we may fail to achieve anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:

•
we may incur substantial costs, delays, or other operational or financial problems in integrating acquired businesses, including integrating each company's accounting, management information, human resource, and other administrative systems to permit effective management;

•	we may not be able to identify, acquire, or profitably manage any additional businesses;
•	with smaller acquired companies, we may need to implement or improve controls, procedures, and policies appropriate for a public company;
•	the acquired companies may adversely affect our consolidated operating results, particularly since some of the acquired companies may have a history of operating losses;
•	acquisitions may divert management's attention from the operation of our businesses;
•	we may not be able to retain key personnel of acquired businesses;
•	there may be cultural challenges associated with integrating employees from acquired companies into our organization; and
•	we may encounter unanticipated events, circumstances, or legal liabilities.

Any of these factors could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Our Industry

We are subject to risks frequently encountered by companies in the Internet marketing and advertising industry. Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet marketing and advertising industry. During 2011, the search alliance between Microsoft and Yahoo! adversely impacted our revenues and any continued consolidation within the Network segment could result in additional decline in this portion of our business. In the fourth quarter of 2012, one of our search providers informed us of policy changes that will take effect in 2013 that could potentially adversely affect our Applications segment revenue. In addition, we face other risks associated with our industry, including the need to:

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

Regulatory and legal uncertainties could harm our business. While there are currently relatively few laws or regulations directly applicable to Internet access, commerce, or commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local, and international governments to consider adopting civil and criminal laws and regulations, amending existing laws and regulations, conducting investigations, or commencing litigation with respect to the Internet and other online services covering issues such as:

•	user privacy;
•	trespass;
•	defamation;
•	database and data protection;
•	limitations on the distribution of materials considered harmful to children;
•	liability for misinformation provided over the web;
•	user protection, pricing, taxation, and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);
•	delivery of contextual advertisements via connected desktop software;
•	intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;
•	distribution, characteristics, and quality of products and services; and
•	other consumer protection laws.

Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers' computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not rely on spyware for any purpose, and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our product offerings. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers. Currently, all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms. The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn:

•	decrease the demand for our services;
•	increase our cost of doing business;
•	preclude us from developing additional products or services;
•	result in adverse publicity to us;
•	subject us to fines, litigation, or criminal penalties; or
•	enjoin us from conducting our business or providing any of our services;

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

We may face third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights. Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of copyright and trademark infringement claims. While we believe that we have defenses to these types of claims under appropriate trademark laws, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of management's time and attention.

We are subject to risks from publishers who could fabricate clicks either manually or technologically. Our business involves the establishment of relationships with website owners. In exchange for their consumer traffic, we provide an advertising placement service and share a portion of the revenue we collect with that website publisher. We can not guarantee that when clicks have been fabricated by a website publisher we will be able to recover all of the funds distributed to that website publisher for the fabricated clicks. This risk could materially impact our ability to borrow, our cash flow and the stability of our business.

Risks Related to an Investment in Our Common Stock

In the past Inuvo has been deficient in the continued listing standards of NYSE MKT and there are no assurances it will be able to maintain compliance in the future. In November 2012, Inuvo was notified by the NYSE MKT, LLC, (the " exchange”) that we are below certain of the exchange's continued listing standards due to stockholders' equity of less than $6,000,000 and net losses in our five of our most recent fiscal years as set forth in Section 1003(a)(iii) of the exchange's Company Guide. We were afforded the opportunity to submit a plan of compliance to the exchange by December 31, 2012, that demonstrates our ability to regain compliance with Section 1003(a)(iii) of the Company Guide by December 2, 2013 (the “Plan Period”). We submitted our plan and on February 15, 2013 we were informed by the exchange that the plan was accepted. Our listing on the exchange shall continue during the Plan Period, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. In that event that Inuvo is delisted, it is likely that Inuvo's common stock would be quoted in the over-the-counter market on the OTC Bulletin Board. The loss of Inuvo's exchange listing would adversely impact the future liquidity of Inuvo's common stock and may make it more difficult for its stockholders to resell those shares.

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

The market price for our shares of common stock may continue to be highly volatile and subject to wide fluctuations. The market for our common stock has recently been subject to significant disruptions that have caused substantial volatility in the prices of these securities, which may or may not have corresponded to our business or financial success. The market price for shares of our common stock has declined substantially in recent months and could decline further if Inuvo's future operating results fail to meet or exceed the expectations of market analysts and investors and/or current economic or market conditions persist or worsen. Some specific factors that may have a significant effect on the future market price of our common stock include:

•	actual or expected fluctuations in its operating results;
•	variance in its financial performance from the expectations of market analysts;
•	changes in general economic conditions or conditions in its industry generally;
•	changes in conditions in the financial markets;
•	announcements of significant acquisitions or contracts by Inuvo or its competitors;
•	its inability to raise additional capital and maintain its exchange listing;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	additions or departures of key management personnel;
•	actions by its stockholders;
•	changes in market prices for its products; and
•	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or its industry generally.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. New legislation, which could be proposed or enacted at any time in the future, new regulations or changes in the regulatory climate, or the expansion, enforcement, or interpretation of existing laws could prevent us from offering some or all of our services or expose us to additional costs and expenses requiring substantial changes to our business or otherwise substantially harm our business. Due to the global nature of the Internet, it is possible that multiple state, federal, or international jurisdictions might inconsistently regulate Internet activities, which would increase our costs of compliance and the risk of violating the laws of a particular jurisdiction, both of which could have a material adverse effect on our business, financial condition, and results of operations.

Significant dilution will occur if outstanding warrants and options are exercised or restricted stock unit grants vest. As of January 31, 2013, we had warrants and stock options outstanding to purchase a total of approximately 2.1 million shares at share prices ranging from $ 0.56 to $ 115.70 per share. Also, as of January 31, 2013, we had approximately 136,000 restricted stock units outstanding. If outstanding warrants and stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant.

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

ITEM 2.  PROPERTIES.

During 2012, we had had three leased office locations. Following our acquisition of Vertro on March 1, 2012, our principal executive offices moved from Clearwater, Florida to New York, New York (administration, finance, business development, product development, customer service, and technical personnel). We continued to maintain a small office space in Clearwater (accounting, marketing, product development and technical personnel) and in Ft. Myers, Florida where we leased to a subtenant. Our Ft. Myers lease expired on November 30, 2012.

Additionally, we maintain data center operations in four third-party collocation facilities in New York, New York; San Jose, California; and Tampa, Florida.

On January 31, 2013, we announced that we will move our headquarters to Conway, Arkansas and leased 5,834 square feet of office space which was prepaid during the first quarter of 2013. This agreement is for two years in the total amount of $193,200.

As a result, we entered into an agreement with the landlord of the Clearwater office space for an early termination of the lease on March 31, 2013. The fee associated with this early termination was $615,000 which was paid during the first quarter of 2013. As a result, the lease will now end on March 31, 2013, resulting in a reduction of rent of $135,273 each quarter through November 2013.

In addition, we have engaged a broker to find a suitable subleasee for the New York office space. The lease cost as of February 1, 2013, is $129,367 per quarter, which escalates to $133,248 per quarter on February 1, 2014 and to $137,246 per quarter on February 1, 2015. The lease expires on January 31, 2016.

As of March 1, 2013, our leased properties provide an aggregate of approximately 21,660 square feet for all of our operations. This total does not include allocated space for our data centers . We believe these facilities are adequate at this time for their intended use.

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

State of Florida civil investigation re Inuvo, Inc. formerly d/b/a iLead Media, LLC d/b/a Home Biz Ventures, LLC, Case No. L09-3-1186 . The State of Florida Attorney General's office served a subpoena for documents on November 23, 2009, relating to the negative-option marketing business of former Inuvo subsidiary iLead Media, LLC. In January 2013, we entered into an Assurance of Voluntary Compliance with The State of Florida Attorney General's office regarding our prior business practices and we agreed to pay $40,000 to investigative costs and attorney's fees and a $60,000 charitable donation to Seniors vs. Crime, Inc.

Litigation Relating to the Merger. On October 27, 2011, a complaint was filed in the Supreme Court of the State of New York, County of New York against Vertro, its directors, Inuvo, and Anhinga Merger Subsidiary, Inc. on behalf of a putative class of Vertro shareholders (the “New York Action”). Two other complaints, also purportedly brought on behalf of the same class of shareholders, were filed on November 3 and 10, 2011, against these same defendants in Delaware Chancery Court and were ultimately consolidated by the Court (the “Delaware Action”). The plaintiffs in both the New York and the Delaware Actions alleged that Vertro's board of directors breached their fiduciary duties regarding the merger with Inuvo and that Vertro, Inuvo, and Anhinga Merger Subsidiary, Inc. aided and abetted the alleged breach of fiduciary duties. The plaintiffs asked that the merger be enjoined and sought other unspecified monetary relief. Defendants in the Delaware Action moved to dismiss plaintiffs' complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012. The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings. The New York Court granted Defendants' motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants' motion to dismiss and the plaintiff's pending request for expedited discovery. Plaintiffs in the New York action then filed a Second Amended Complaint on June 19, 2012 and, on July 9, 2012, Defendants moved to dismiss that complaint for failure to state a claim. A hearing was held on January 31, 2013, regarding Defendants' motion to dismiss.

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

ITEM 4.  Mine Safety and Disclosures.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol "INUV."  The following table sets forth the reported high and low last sale prices for our common stock for the following periods.

	High	Low
Year Ended December 31, 2011:
First Quarter	$5.85	$2.58
Second Quarter	$3.02	$1.65
Third Quarter	$4.49	$1.02
Fourth Quarter	$1.94	$0.69
Year Ended December 31, 2012
First Quarter	$1.44	$0.67
Second Quarter	$0.86	$0.48
Third Quarter	$0.73	$0.40
Fourth Quarter	$2.12	$0.74

As of March 8, 2013, the last reported sale price of the common stock on NYSE MKT was $0.75. As of March 8, 2013, there were approximately 416 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the normal course of business if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to pay the dividends, or if we were to be dissolved at the time of distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, the frequency, and the amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. While our board of directors will make any future decisions regarding dividends, as circumstances surrounding us change, the board of directors is currently not anticipating that we will pay any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Inuvo® is an Internet marketing and technology company that develops consumer applications and delivers targeted advertisements onto websites reaching desktop and mobile.

We operate two segments, Network and Applications. In 2012, we reorganized operations along these two new operating segments (previously referred to as Publisher Network and Software Search, respectively). Prior to 2012, our segments were classified as Performance Marketing and Web Properties.

The Network segment designs, builds, implements, manages and sells the various business to business technology platforms and services that we offer. The segment also designs, builds and markets to the various web properties we own and operate. The segment is also responsible for managing the various affiliate technology and programs we manage either directly or indirectly. The technology that supports this segment facilitates transactions between advertisers and website publishers in an automated and transparent environment. The majority of the revenue earned within this segment is derived from clicks on advertisements as well as from commissions on the sales of products through the applications, websites and platforms. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Applications segment designs, builds and markets the various business to consumer products we offer. Revenue earned within this segment is derived from clicks on advertisements and sponsored advertisements within applications.

On March 1, 2012 we completed the acquisition of Vertro, Inc. (“Vertro”), an internet company that owns and operates the ALOT product portfolio, comprised of both browser-based consumer applications and websites. Vertro's operations are now part of our Applications segment. In evaluating the merger, we, and the management of Vertro, believed that the combination of the two companies could create a stronger, more scalable business, from which to attract advertisers, publishers and consumers. The merger allowed for greater diversification of revenue streams, mitigating dependence on a single customer; the existing ALOT install and distribution capability has provided a vehicle for our consumer facing innovations like BargainMatch; the combined business is a greater footprint to access the debt and capital markets; the combining of two experienced digital marketing teams has broadened our ability and reduced time to market; and the elimination of overlapping operating and public company expenses has reduced combined costs by over $2 million per year.

On January 31, 2013, we announced that we had received a grant of $1.75 million from the state of Arkansas to assist with the costs of purchasing equipment and relocating our headquarters to Conway, Arkansas, as discussed in the next section.

Subsequent Events

On January 25, 2013, we agreed with the state of Arkansas to receive a grant of up to $1.75 million to assist with the relocation of our corporate headquarters to Conway, Arkansas. In accepting the grant, we agreed to have at least 50 full-time equivalent, permanent positions in Arkansas within four years, and maintain that personnel level for another six years at a total average compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. In conjunction with the relocation, we will close our Clearwater, Florida office and plan to sublease our New York City office. In addition, we will consolidate two data center collocation facilities in New York City into a single collocation facility in Arkansas. A reduced lease space, a single collocation facility, and a generally lower cost of living are expected to have a significant favorable effect on our operating expenses.

On January 31, 2013, we agreed to an early termination of the Clearwater office lease. For a total early termination fee of $615,000, the lease will terminate on March 31, 2013.

On January 31, 2013 we signed a two year lease for 5,834 square feet of office space in Conway, AR.

On February 1, 2013 we agreed to a two year services agreement with Google Inc. for advertising and search services.

On March 8, 2013, Bridge Bank N.A. waived an event of default that occurred in January 2013.

NYSE MKT

On May 9, 2011, we received notice from the NYSE MKT, LLC, formerly NYSE Amex (the "Exchange") that we did not meet certain of the Exchange's continued listing standards due to stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of the four most recent fiscal years as set forth in Section 1003(a) (ii) of the NYSE MKT Company Guide. The Exchange accepted our plan to regain compliance with the continued listing standards and on September 11, 2012, we received notification from the Exchange that the continued listing deficiencies were resolved. However, since we had losses from continuing operations and/or net losses in five of out most recent fiscal years, the Exchange's minimum requirement for continued listing becomes a stockholder equity of not less than $6,000,000. At September 30, 2012, our stockholders' equity was $5.1 million and in November 2012, Inuvo was notified by the Exchange that we were below the Exchange's continued listing standards. We were afforded the opportunity to submit a plan of compliance to the exchange by December 31, 2012, that demonstrates our ability to regain compliance with Section 1003(a)(iii) of the Company Guide by December 2, 2013 (the “Plan Period”). We submitted our plan and were notified on February 15, 2013 that the plan was accepted by the Exchange. We are able to continue our listing during the Plan Period, though subject to periodic review to determine whether we are making progress consistent with the plan.

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

Search Advertising - In accordance with ASC 605-45 Revenue Recognition-Principal Agent Considerations (“ASC 605-45”), we record the gross amount received from advertisers as revenue and the amount paid to the publishers placing the advertisements as cost of sales. Revenue is earned on our owned networks on a “per click” basis and is recognized when the end user clicks on an advertisement.

Affiliate Advertising - In accordance with ASC 605-45 we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor.  Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis. Revenue is recognized when the related services are performed.

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

We amortize our identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Indefinite-lived intangibles are reviewed annually for impairment under ASC 350.

For the year ended December 31, 2012, we had no impairments to our goodwill and other intangible assets, and for the year ended December 31, 2011, we had impairments of our goodwill and other intangible assets of approximately $2.6 million as a result of exiting our call center activities.

Deferred Taxes

We reserve for federal and state income taxes on items included in our Consolidated Statements of Comprehensive Loss regardless of the period when the taxes are payable. Deferred taxes are recognized for temporary differences between financial statement and income tax basis. In determining our current income tax provision, we assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment.   We examine the evidence related to a recent history of tax losses, the economic conditions in which we operate, recent organizational changes, and our forecasts and projections to make this judgment.

We have adopted certain provisions of ASC 740 Income Taxes. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC

740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

Stock Awards and Stock Based Compensation

We value stock compensation based on the fair value recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of option grants over the requisite employee service period.

The merger agreement with Vertro required that at closing of the merger, we pay outstanding obligations under our deferred compensation program and bonus agreements to our executive officers, board of directors and certain management employees with our common stock in lieu of cash. These obligations were satisfied by issuing 1,017,742 shares of our common stock. At the same time, 284,962 of the common stock issued to executives, board directors and managers were withheld by us at the same value as issued, to pay for the associated individual's income taxes, approximately $256,000. Those shares withheld were retired. In the third quarter of 2012, we issued 279,180 restricted stock grants to our senior management and board of directors. We also issued 148,995 restricted stock grants to certain other managers. The grants to the senior management and board of directors were performance-based and whose targets were not achieved and were therefore canceled. The grants to the other managers were fully vested on February 1, 2013 and 127,710 shares of restricted stock were distributed. In December 2012, a restricted stock grant of 45,045 shares was granted to our former Chief Executive Officer. The grant vests fifty percent on each of the next two anniversaries.

During the year ended December 31, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $490,000.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them restricted stock awards ("RSAs") with a fair value equal to the amount of the deferred compensation.  The RSAs vest upon the earlier of payment of the deferred compensation or one year from the date of grant.  The number of RSAs granted in conjunction with the deferred compensation program was 326,291 for the year ended December 31, 2011 and were granted at an exercise price ranging from $1.09 per share to $2.94 per share on the date of each grant.  With the merger of Vertro on March 1, 2012, all the RSAs granted vested and subsequently the shares of restricted stock granted in connection with these elected deferrals were issued.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, please see Footnote 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, which appears elsewhere in this report.

Results of Operations

Overview of 2012

Net revenues increased 49% and gross profit increased 85% in 2012 compared to 2011. The increases were due to our Applications segment which is composed largely of the ALOT products acquired with our merger with Vertro. In 2012, our operating expenses increased by approximately 66% over 2011 due primarily to search costs from the Applications segment, which increased $10.7 million.

Our net loss from continuing operations for 2012 decreased by approximately $2.4 million or 26% from 2011 due to improved gross profit and the cost synergies derived from the merger with Vertro.

The financial results for 2012 include only ten months of combined financial results of the merger with Vertro which took effect on March 1, 2012.

In 2012, management reorganized operations along two new operating segments, Network and Applications (previously referred to as Publisher Network and Software Search, respectively). Prior to 2012, our segments were classified as Performance Marketing and Web Properties. The following tables adjust the 2011 financial presentation to reflect the new organization.

Net Revenue

Total net revenue from our Network and Applications segments for 2012 and 2011 were as follows:

	Year Ended December 31,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Network	28,892,793	54.1%	35,753,243	99.8%	(6,860,450)	(19.2)%
Applications	24,470,152	45.9%	66,753	0.2%	24,403,399	*
Total net revenue	53,362,945	100.0%	35,819,996	100.0%	17,542,949	49.0%

* - Not meaningful

Net revenue from our Network segment decreased 19% over last year primarily due to a decrease in the number of transactions driven through our owned and operated website. In addition, during the fourth quarter of 2011 we experienced traffic irregularities from sources we identified and subsequently eliminated from our platform, contributing to the decline in revenues during 2012. As a result, we changed our marketing on the ValidClick platform to focus on smaller website publishers where we had better visibility to their traffic and could offer them value-added services.

Net revenue from our Applications segment is primarily a result of the merger with Vertro on March 1, 2012. Net revenue from the Applications segment is derived from the ALOT users conducting searches that produce both algorithmic results and sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. When users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. This segment also includes the non-search revenue generated from the ALOT products. The largest portion of non-search revenue is derived from display ads presented on the ALOT homepage. Recently we have seen a decline in click-through revenue and display advertising due to implementation changes made by our advertising provider.

A provider of paid search results for our Applications segment accounted for approximately 41.5% of our total net revenues for 2012. No revenue from that paid search provider was included in our total net revenue for 2011. Additionally, the Network segment serves hundreds of thousands of individual advertisers within the business. Access to those advertisers comes principally through our relationship with a top three search engine, which accounted for approximately 47.8% and 86.6% of total net revenues for 2012 and 2011, respectively. The lower percentage this year is due to the diversification of the revenue streams achieved by merging with Vertro in March 2012.

We believe that the revenue from the Network segment will grow as we develop our owned and operated websites as well as continue the focus on smaller publishers in our third party platform, ValidClick. Our Applications segment is historically dependent upon one of the three largest search engines. This partner changed its search policies in the first quarter of 2013. We anticipate these policy changes to have a deleterious effect on the Applications segment going forward.

Cost of Revenue and Gross Profit

Cost of revenue, which includes affiliate payments, data acquisition amortization, merchant processing fees and product costs, were as follows:

	Year Ended December 31,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Affiliate expenses	20,680,931	38.8%	18,130,731	50.6%	2,550,200	14.1%
Data acquisition	4,282,568	8.0%	2,526,001	7.1%	1,756,567	69.5%
Merchant processing fees and product costs	672,011	1.3%	175,027	0.5%	496,984	283.9%
Total cost of revenue	25,635,510	48.1%	20,831,759	58.2%	4,803,751	23.1%

The lower affiliate payments in 2012 as a percentage of revenue compared to 2011 is due to the overall greater revenue in the current year compared to last year and to the fact that 46% of the 2012 revenue is from the Applications segment which does not have any affiliate payments. We anticipate that these costs will continue to increase in dollar amounts as revenue from the

Network segment increases but to decrease as a percentage of revenue as we scale into higher revenue share with partners and expand the number of owned and operated websites which do not have an affiliate payment.

The increase in data acquisition costs for 2012 as compared to 2011 is due primarily to acquiring bundled downloads to drive revenue through our ALOT Appbar which was acquired in the Vertro acquisition in March 2012. We do not expect these costs to increase in the future.

The following table provides information on gross profit by operating segment for each of the periods presented:

	Year Ended December 31,
	2012 ($)	% of Gross Profit	2011 ($)	% of Gross Profit	$ Change	% Change
Network	7,129,783	25.7%	14,921,984	99.6%	(7,792,201)	(52.2)%
Applications	20,597,652	74.3%	66,253	0.4%	20,531,399	*
Total gross profit	27,727,435	100.0%	14,988,237	100.0%	12,739,198	85.0%

* - Not meaningful

Gross profit from our Network segment decreased 52.2% for 2012 compared to 2011 primarily due to lower revenue of owned and operated websites as described above in “Net Revenue”.

Gross profit from the Applications segment increased as a result of the ALOT operations acquired in the merger with Vertro in March 2012.

Operating Expenses

Operating expenses, which consist of search costs, compensation and telemarketing and selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2012 ($)	% of Revenue	2011 ($)	% of Revenue	$ Change	% Change
Search costs	18,189,643	34.1%	7,446,116	20.8%	10,743,527	144.3%
Compensation and telemarketing	6,816,013	12.8%	7,670,869	21.4%	(854,856)	(11.1)%
Selling, general and administrative	9,249,678	17.3%	5,567,103	15.5%	3,682,575	66.1%
Total operating expenses	34,255,334	64.2%	20,684,088	57.7%	13,571,246	65.6%

Search costs increased 144.3% for 2012 compared to 2011 primarily due to the advertising spend to create download traffic for the ALOT appbar. This expense is not expected to increase in the future as we focus on stabilizing the ALOT user base and revenue.

Compensation and telemarketing expense decreased 11.1% for 2012 compared to 2011 primarily due to the discontinuance of the telemarketing operations in June 2011. Telemarketing expense was $1.9 million in 2011. This was partially offset by the recording in 2012 of a severance charge of $505,000 associated with our former CEO. At December 31, 2012, we had a headcount of 49 employees compared to 24 employees at December 31, 2011.

Selling, general and administrative expense increased approximately 66.1% for 2012 compared to2011 primarily due to higher depreciation and amortization expense, higher facilities expense, and the indirect costs associated with the merger with Vertro in March 2012.

We expect that as a result of our decision to relocate to Conway, Arkansas, close our Clearwater, Florida office, the anticipated sublease of our office space in New York City and consolidate two data center collocation facilities in New York City into a single collocation facility in Arkansas, combined with a generally lower cost of living in Arkansas, we will significantly lower operating expenses in the future.

Other Income (Expense)

Other income (expense) includes net interest expense, impairment charges to goodwill and intangible assets, loss on sale of assets, and litigation settlements.

Net interest expense, which is related to our borrowings from Bridge Bank, N.A., increased by approximately $232,000 or 70% in 2012 as compared to 2011.  This increase in interest expense reflects higher overall borrowing balances and includes a $45,000 warrant to Bridge Bank associated with the execution of the Second Business Financing Modification Agreement.

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

During 2012, we settled a lawsuit resulting in a charge of $75,000. During 2011, we settled two lawsuits totaling $374,800 of which $249,800 was settled with issuing shares of our common stock and the remainder was paid by insurance or by us over several months.

Income (loss) from Discontinued Operations, net of tax expense

The loss from discontinued operations for 2012 was approximately $184,000 and is primarily attributed to the denial by European authorities to hear our appeal for refunding of Value Added Taxes in Germany. Income from discontinued operations for 2011 of approximately $257,000 was due to the favorable settlement of litigation pertaining to a lease.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company’s future obligations. At December 31, 2012 and December 31, 2011, we had working capital deficits of approximately $3.5 million and $2.0 million, respectively.  Our principal sources of liquidity are cash from operations, cash on hand and the bank credit facility.

While we do not have any commitments for capital expenditures which come due within the next 12 months, the merger with Vertro in March 1, 2012 and the subsequent investment in search costs to increase the ALOT users and revenue compelled us to increase our outstanding borrowings. Even after extensive efforts to reduce our cost structure, including savings achieved by merging with Vertro, we realized our fixed operating expenses were too high. On January 31, 2013, we announced that we had received a grant of $1.75 million from the state of Arkansas to assist with the costs of purchasing equipment and relocating our headquarters to Arkansas. We are in the process of relocating headquarters to Conway, Arkansas. In conjunction with the relocation, we will close our Clearwater office and plan to sublease the former headquarters office in New York City. We are also in the process of consolidating our data center collocation facilities in New York City into a single collocation facility in Arkansas. We believe a reduced leased space, a single collocation facility and a generally lower cost of living in Arkansas will have a significant effect in lowering our operating expenses in the future.

On March 1, 2012 we entered into a new Business Financing Agreement with Bridge Bank, for a $10 million accounts receivable revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”) . The Revolving Credit Line replaced our then existing $8 million revolving credit facility. The new credit facility is used primarily to satisfy our working capital needs following the closing of the merger with Vertro.  Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan portion of the credit facility, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on March 1, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 10, 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, we must have maintained through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the Merger Transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less tahn1.10 to 1. At all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% plus a monthly maintenance fee of 0.125 percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1%.  In connection with establishing the credit facility, we incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

On June 29, 2012 we entered into the First Business Financing Modification Agreement with Bridge Bank (the "First Amendment") changing the minimum asset coverage ratio to 0.75 to 1.00 for the June 2012, July 2012 and August 2012, 0.80 to 1.00 for the September 2012, 0.85 to 1.00 for the October 2012, 1.00 to 1.00 for the November 2012 and1.15 to 1.00 beginning December 2012. It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $200,000 for June 2012, $500,000 for July 2012, $1,000,000 for August 2012 and $1,500,000 for September 2012. Further, the First Amendment required from October 2012 and thereafter that the Debt Service Coverage Ratio be at least 1.50 to 1.0, on a trailing 3 month basis and waived the event of default caused by the non-compliance of the Asset Coverage Ratio in April and May 2012.
On October 11, 2012 we entered into the Second Business Financing Modification Agreement with Bridge Bank (the "Second Amendment") changed the minimum asset coverage ratio to 0.9 to 1.0 for September 2012 and October 2012, 1.0 to 1.0 for November and December 2012 and 1.15 to 1.0 for each measuring period thereafter beginning January 2013. It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $600,000 for the September 2012 measuring period and $1,000,000 for the October 2012 measuring period. Also changed was the minimum debt service ratio, measured monthly on a trailing 3 month basis, to not less than 1.1 to 1.0 for November 2012 measuring period, 1.25 to 1.0 for December 2012 and 1.50 to 1.0 for each measuring period thereafter beginning January 2013. Further, the Second Amendment waived the event of default caused by the non-compliance of the operating profit in July and August 2012. Additionally, pursuant to the Second Amendment, we issued Bridge Bank a warrant to purchase 51,724 shares of our own common stock exercisable at $0.87 per share until October 2017. The warrant was valued at $45,000 and is included in our financing expense.

As of December 31, 2012, we had a balance outstanding of $4.2 million in the Term Loan and $3.6 million in the Revolving Credit Line. We were in compliance with all terms of the amended Bridge Bank credit facility. We may seek to raise additional capital through public or private equity financings in order to fund our operations, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets, sell certain of our operations or respond to competitive pressures in an effort to maintain our market position. We cannot be assured that additional financing will be available to us on favorable terms, or at all. If we issue additional equity, our existing stockholders may experience substantial dilution. If we continue to generate losses and are unable to comply with the continued listing standards of NYSE MKT, we could be delisted and be unable to raise additional capital at a reasonable cost. At December 31, 2012, we had a working capital deficit of approximately $3.5 million and availability under our revolving line of credit of approximately $1.5 million. We believe with the continued improvement in cash flow, the reduction of duplicate costs with respect to the merger with Vertro and the higher limit of the new bank facility, we will have sufficient cash for the next twelve months.

Cash Flows - Operating

Net cash provided by operating activities for the year ended December 31, 2012 totaled approximately $1.0 million compared to net cash used in operations of approximately $187,000 during the same period in 2011. In 2012, the net loss of approximately $7.0 million was offset by the non-cash charge of depreciation and amortization of approximately $7.3 million, a charge for stock based compensation of approximately $843,000 and an increase to the provision for doubtful accounts of approximately $300,000.  An increase in accrued expenses and other liabilities of $2.6 million was the largest source of cash by operating activities in 2012, but was partially offset by a decrease in accounts receivable of approximately $1.8 million.  In 2011, the net loss of approximately $9.0 million was partially offset by non-cash charges depreciation and amortization charges of approximately $4.2 million, an impairment charge to goodwill and other intangibles of approximately $2.6 million, and a charge for stock-based compensation of approximately $1.5 million.  A working capital use of $191,000 also drove the use of cash by operating activities in 2011.  Additionally, cash flows from operations for the years ended December 31, 2012 was negatively impacted by the net results from discontinued operations of approximately $160,000 due to a settlement of litigation.

Cash Flows - Investing

Net cash used in investing activities in 2012 of $1.5 million was primarily associated with the acquisition of Vertro offset by the purchase of bundled downloads for the ALOT AppBar and capitalized development costs. Net cash used in investing activities in 2011 of $3.0 million was due to the purchase of names database of $2.6 million and approximately $462,000 of equipment purchases and capitalized development costs.

Cash Flows - Financing

Net cash provided by financing activities in the year ended December 31, 2012 and 2011 was approximately $3.9 million and $3.1 million, respectively. The cash provided by financing activities for 2012 resulted from the proceeds from the bank term note and draw downs from the bank credit facility. Net cash provided by financing activities in 2011 was approximately $3.1 million and resulted primarily from the net proceeds from the sale of our common stock of approximately $2.6 million and payments on debt net of revolver borrowings of $931,000.

Off Balance Sheet Arrangements

As of December 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2012, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be filed on or prior to April 30, 2013 (the “Proxy Statement”) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-30.

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

3(i).4	Certificate of Change Filed Pursuant to NRS 78.209 (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on September 30, 2010.)
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012 (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012 (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
3(ii).1	Amended and Restated By-Laws (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.)
3(ii).2	Bylaw amendment adopted February 29, 2012 (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
4.1	Form of warrant to purchase shares of Registrant for 2009 consultants (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
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
4.4
Exchange Agent Agreement dated February 24, 2012 between Inuvo, Inc. and Colonial Stock Transfer Co., Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)

4.5	Form of Amendment No. 1 to Rights Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K as fled on October 17, 2011.)
4.6	Form of warrant to purchase 40,000 shares of common stock issued to Alliance Advisors, LLC (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
4.7	Form of warrant to purchase 10,000 shares of common stock issued to Alliance Advisors, LLC (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
4.8
Form of warrant to purchase 51,724 shares pursuant to the Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.)

10.1	2005 Long-Term Incentive Plan (Incorporated by reference to the Current Report on Form 8-K as filed on December 10, 2010.)
10.2
Specimen Stock Option Agreement between the Registrant and Optionees (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008.)

10.3
Lease Agreement, dated August 10, 2007, by and between Lightwave Drive, LLC and Think Partnership, Inc., as amended (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)

10.4
Lease dated February 29, 2000 by and between Alot, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000. (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)

10.5
Lease Modification and Extension Agreement by and between Alot, Inc.(formerly known as MIVA Direct, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006. (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)

10.6	Reserved.
10.7	Reserved.
10.8	Reserved.
10.9	Reserved.
10.1	2010 Equity Compensation Plan (Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A as filed on April 30, 2010.)
10.11
Amendment to Lease, dated as of July 25, 2012, between Capital Growth of Clearwater, LLC, and Inuvo, Inc. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.)

10.12
First Business Financing Modification Agreement with Bridge Bank, National Association, dated June 29, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.)

10.13
Agreement dated June 15, 2011, executed October 20, 2011, between Inuvo, Inc. and Alliance Advisors, LLC (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)

10.14	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.15
Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.)

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
10.2
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

10.22	Release Agreement dated December 19, 2012 by and between Peter A. Corrao and Inuvo, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 19, 2012.)
10.23	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission. *
10.24	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development.* Commission. *
10.25	Google Services Agreement, as of February 1, 2013, between Google Inc. and Vertro, Inc. */**
10.26	Lease Termination Agreement, dated January 29, 2013, between Inuvo, Inc. and Capital Growth of Clearwater, LLC. *
10.27	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. (Incorporated by reference to Amendment No. 1 to Form 10-Q filed with the Securities and Exchange Commission on December 28, 2012).
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

* filed herewith

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

*** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

Date: March 13, 2013	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	March 13, 2013
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 13, 2013
Wallace D. Ruiz

/s/ Joseph P. Durrett	Director	March 13, 2013
Joseph P. Durrett

/s/ Adele Goldberg	Director	March 13, 2013
Adele Goldberg

/s/ Charles Morgan	Director	March 13, 2013
Charles Morgan

/s/ Charles Pope	Director	March 13, 2013
Charles Pope

/s/ Patrick Terrell	Director	March 13, 2013
Patrick Terrell

 INUVO, INC.
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

March 13, 2013

INUVO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets
Current assets
Cash	$3,381,018	$4,413
Restricted cash	301,158	475,586
Accounts receivable, net of allowance for doubtful accounts of $231,542 and $477,289, respectively	5,400,290	5,426,865
Unbilled revenue	58,219	49,196
Intangible assets - current, net of accumulated amortization	328,665	947,882
Prepaid expenses and other current assets	467,957	433,601
Total current assets	9,937,307	7,337,543
Property and equipment, net	2,110,771	1,590,011
Other assets
Goodwill	5,760,808	1,776,544
Intangible assets, net of accumulated amortization	11,138,330	390,000
Other assets	182,387	2,243
Total other assets	17,081,525	2,168,787
Total assets	$29,129,603	$11,096,341

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Term and credit notes payable - current portion	$1,333,333	$452,000
Accounts payable	10,196,930	6,198,921
Deferred compensation	—	929,428
Accrued expenses and other current liabilities	1,872,722	1,611,831
Current liabilities of discontinued operations	—	160,000
Total current liabilities	13,402,985	9,352,180

Long-term liabilities
Deferred tax liability	4,099,000	—
Term and credit notes payable - long term	6,488,889	2,454,303
Other long-term liabilities	932,377	300,124
Total long-term liabilities	11,520,266	2,754,427

Stockholders’ equity (deficit)
Preferred stock, $.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares - 40,000,000 and 20,000,000, issued shares 23,586,186 and 10,422,617, respectively
Outstanding shares - 23,209,659 and 10,035,790, respectively	23,586	10,422
Additional paid-in capital	127,249,789	115,096,953
Accumulated deficit	(121,670,882)	(114,648,037)
Accumulated other comprehensive income	418	—
Treasury stock, at cost - 376,527 and 386,827 shares, respectively	(1,396,559)	(1,469,604)
Total stockholders' equity (deficit)	4,206,352	(1,010,266)
Total liabilities and stockholders' equity (deficit)	$29,129,603	$11,096,341

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2012	2011

Net revenue	$53,362,945	$35,819,996
Cost of revenue
Affiliate expenses	20,680,931	18,130,731
Data acquisition	4,282,568	2,526,001
Merchant processing fees and product costs	672,011	175,027
Cost of revenue	25,635,510	20,831,759
Gross profit	27,727,435	14,988,237
Operating expenses
Search costs	18,189,643	7,446,116
Compensation and telemarketing	6,816,013	7,670,869
Selling, general and administrative	9,249,678	5,567,103
Total operating expenses	34,255,334	20,684,088
Operating loss	(6,527,899)	(5,695,851)
Other income (expense)
Litigation settlements	(75,000)	(374,800)
Impairment of assets and loss on sale of assets	—	(2,824,100)
Interest expense, net	(563,198)	(330,880)
Other income (expense), net	(638,198)	(3,529,780)
Loss from continuing operations before taxes	(7,166,097)	(9,225,631)
Income tax benefit (expense)	326,779	(7,876)
Net loss from continuing operations	(6,839,318)	(9,233,507)
Net income (loss) from discontinued operations	(183,527)	257,136
Net loss	(7,022,845)	(8,976,371)
Other comprehensive income
Foreign currency revaluation	418	—
Total comprehensive loss	$(7,022,427)	$(8,976,371)

Per common share data
Basic and diluted
Net loss from continuing operations	$(0.33)	$(0.99)
Net loss (income) from discontinued operations	(0.01)	0.03
Net loss	$(0.34)	$(0.96)

Weighted average shares (basic and diluted)	21,004,235	9,364,038

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares	Stock
Balances December 31, 2010	8,558,790	$9,110	$111,766,319	$(105,671,666)	—	$(2,096,106)	$4,007,657
Forfeited restricted stock units	(3,000)	(3)	3	—	—	—	—
Sale of stock, net of stock issuance costs	1,350,000	1,350	2,634,446	—	—	—	2,635,796
Issuance of common stock for litigation settlements	130,000	130	365,270	—	—	—	365,400
Retirement of treasury shares	—	(165)	(626,337)	—	—	626,502	—
Stock based compensation			957,252		—		957,252
Net loss	—	—	—	(8,976,371)	—	—	(8,976,371)

Balances December 31, 2011	10,035,790	10,422	115,096,953	(114,648,037)	—	(1,469,604)	(1,010,266)
Issuance of common stock to stockholders of Vertro, Inc. for all of the outstanding shares of Vertro, Inc. in the merger of Vertro into Inuvo, Inc.	12,393,308	12,394	11,118,589	—	—	—	11,130,983
Stock issuance costs	—	—	(687,678)	—	—	—	(687,678)
Issuance of warrants to purchase common stock	—	—	45,000	—	—		45,000
Retirement of treasury shares	—	(21)	(80,786)	—	—	80,807	—
Issuance of common stock to pay outstanding obligations under our deferred compensation program and bonus agreements	732,780	732	915,018	—	—	—	915,750
Issuance of common stock in employee restricted stock awards	58,751	59	(59)	—	—	—	—
Shares withheld for taxes on restricted stock awards	(10,970)	—	—	—	—	(7,762)	(7,762)
Stock based compensation	—	—	842,752	—	—	—	842,752
Net loss	—	—	—	(7,022,845)	—	—	(7,022,845)
Other comprehensive income	—	—	—	—	418	—	418

Balances December 31, 2012	23,209,659	$23,586	$127,249,789	$(121,670,882)	$418	$(1,396,559)	$4,206,352

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011
Operating activities:
Net (loss)	$(7,022,845)	$(8,976,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,321,679	4,213,771
Deferred income taxes	(444,000)	—
Amortization of financing fees	98,223	108,824
Litigation settlements in stock	—	249,800
Provision for doubtful accounts	299,565	83,020
Deferred compensation	—	356,193
Stock based compensation	842,752	1,530,487
Loss on sale of assets	—	193,133
Impairment of assets	—	2,630,967
Warrant issuance to Bridge Bank	45,000	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable and unbilled revenue	1,811,832	(1,010,829)
Prepaid expenses and other assets	592,143	38,580
Accounts payable	244,396	719,125
Accrued expenses and other liabilities	(2,638,071)	62,581
Net cash provided by operating activities from continuing operations	1,150,674	199,281
Net cash used in operating activities of discontinued operations	(160,000)	(386,424)
Net cash provided by (used in) operating activities	990,674	(187,143)

Investing activities:
Purchases of equipment and capitalized development costs	(894,415)	(462,114)
Acquisition of Vertro, Inc., net of stock issuance costs	2,432,642	—
Purchase of names database and bundled downloads	(3,065,569)	(2,567,029)
Net cash used in investing activities	(1,527,342)	(3,029,143)

Financing activities:
Proceeds from sale of common stock, net	—	2,635,796
Proceeds from term note	5,000,000	—
Deposit to collateralize letter of credit	(300,572)	(335,093)
Proceeds from revolving line of credit	5,308,742	7,304,756
Prepaid financing fees	(100,000)	(130,025)
Payments on revolving line of credit	(5,140,045)	(6,248,453)
Payments on term note payable and capital leases	(855,270)	(124,843)
Net cash provided by financing activities	3,912,855	3,102,138
Effect of exchange rate changes	418	—
Net change – cash	3,376,605	(114,148)
Cash, beginning of year	4,413	118,561
Cash, end of year	$3,381,018	$4,413

Supplemental information:
Interest paid	$312,247	$236,783
Income taxes paid, net	—	$7,876
Non-cash investing activities:
Issuance of stock as settlement of deferred compensation	$915,750	$—
Restricted advances on term note payable	$475,000	$—
Purchase of property, plant and equipment under capital lease	$94,915	$—
Retirement of treasury stock	$73,045	$—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1 – Organization and Business

Company Overview

Inuvo®, Inc. and subsidiaries ("we", "us", "our" or the "Company") is an Internet marketing and technology company that develops consumer applications and delivers targeted advertisements onto websites reaching desktop and mobile.

We operate two segments, Network and Applications. In 2012, we reorganized operations along the operating segments (previously referred to as Publisher Network and Software Search, respectively). Prior to 2012, the segments were Performance Marketing and Web Properties.

The Network segment designs, builds, implements, manages and sells the various business to business technology platforms and services that the Company offers. The segment also designs, builds and markets to the various web properties the Company owns and operates. The segment is also responsible for managing the various affiliate technology, and programs it manages, either directly or indirectly. The technology that supports this segment facilitates transactions between advertisers and website publishers in an automated and transparent environment. The majority of the revenue earned within this segment is principally derived from clicks on advertisements as well as commissions on the sale of products through the applications, websites and platforms. We believe that greater transparency and alignment between advertisers and publishers, combined with sophisticated analytic technologies that predict fraud and target offers more effectively, will differentiate service providers in this marketplace.

The Applications segment designs, builds, and markets the various business to consumer products it offers. Revenue earned within this segment is derived from clicks on advertisements and sponsored advertisements within applications.

On March 1, 2012 we completed the acquisition of Vertro, Inc. (“Vertro”), an internet company that owns and operates the ALOT product portfolio, comprised of both browser-based consumer applications and websites. Vertro's operations are now part of our Applications segment. In evaluating the merger, we, and the management of Vertro, believed that the combination of the two companies could create a stronger, more scalable business, from which to attract advertisers, publishers and consumers. The merger allowed for greater diversification of revenue streams, mitigating dependence on a single customer; the existing ALOT install and distribution capability has provided a vehicle for our consumer facing innovations like BargainMatch; the combined business is a greater footprint to access the debt and capital markets; the combining of two experienced digital marketing teams has broadened our ability and reduced time to market; and the elimination of overlapping operating and public company expenses has reduced combined costs by over $2 million per year.

Subsequent Events

On January 25, 2013, we agreed with the state of Arkansas to receive a grant of up to $1.75 million for expenses related to the relocation of the our headquarters and operations from New York and Florida to Arkansas as well as expenses related to purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years and maintaining at least fifty full-time equivalent permanent positions for the following six years. The grant is also contingent upon us paying the full-time equivalent permanent positions an average total compensation of $90,000 per year. After the initial four year period, the grant provides for penalties if either the minimum full-time equivalent permanent positions or the average total compensation conditions are not met. In no event would the penalty exceed the amount of the grant received.

On January 31, 2013, we agreed to an early termination of the Clearwater office lease. For a total early termination fee of $615,000, the lease will terminate on March 31, 2013.

On January 31, 2013 we signed a two year lease for 5,834 square feet of office space in Conway, Arkansas. A director and shareholder of Inuvo is the majority owner of First Orion Corp., the lessor of this space.

On February 1, 2013 we agreed to a two year Services Agreement with Google Inc. for advertising and search services.

NYSE MKT

On May 9, 2011, we received notice from the NYSE MKT, LLC, formerly NYSE Amex (the "Exchange") that it did not meet certain of the Exchange's continued listing standards due to stockholders' equity of less than $4.0 million and losses from continuing operations and/or net losses in three of the four most recent fiscal years as set forth in Section 1003(a) (ii) of the NYSE MKT Company Guide. The exchange accepted our plan to regain compliance with the continued listing standards and on September 11, 2012, we received notification from the Exchange that the continued listing deficiencies were resolved. However, since we had losses from continuing operations and/or net losses in five of its most recent fiscal years, the Exchange's minimum requirement for continued listing becomes a stockholder equity of not less than $6,000,000. At September 30, 2012, stockholders' equity was $5.1 million and in November 2012, Inuvo was notified by the Exchange that it was below the Exchange's continued listing standards. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012, that demonstrates our ability to regain compliance with Section 1003(a)(iii) of the Company Guide by December 2, 2013 (the “Plan Period”). We submitted our plan and were notified on February 15, 2013 that the plan was accepted by the Exchange. We are able to continue our listing during the Plan Period, though subject to periodic review to determine whether it is making progress consistent with the plan.

Liquidity

While we do not have any commitments for capital expenditures which come due within the next 12 months, our liquidity was affected by the investment made in search costs to increase the ALOT users and revenue acquired in the merger with Vertro on March 1, 2012. In 2011 prior to the merger, we implemented a cost reduction plan which included a reduction in employees and related expenses which resulted in monthly savings of $107,000 beginning in February 2011. We have also delayed payments to publishers and vendors in the management of our cash flows.  Extending these payments may affect the decision of publishers and vendors to do business with us.  In September 2011, in order to further reduce our operating costs, we eliminated an additional 16 full time positions and six part-time positions.  The effect of this reduction in personnel was approximately $92,000 monthly. Additionally in 2011, the directors, executive officers and certain senior managers agreed to a deferral of cash compensation for approximately $356,000.  In the first quarter of 2011,we renegotiated the outsourced call center contract reducing the monthly cost outlay of over $100,000 monthly and in the second quarter decided to terminate the outsourcing agreement entirely.  The result of that decision was a one-time termination fee of $340,000 and the forgiveness of the remainder of a note receivable associated with the sale of furniture and equipment. In 2012, with the merger with Vertro, we moved our headquarters to the Vertro facilities in New York and negotiated the reduction of the leased space in Clearwater, FL by approximately $30,000 per month. The Company also consolidated its data operations, closing the Florida facility and moving it to the Vertro collocation in New York. However, even with the savings achieved by merging the two public companies, it was realized the fixed operating expense level was too high. On January 31, 2013, we announced that we had received a grant of $1.75 million from the state of Arkansas to assist with the costs of purchasing equipment and relocating our headquarters to Arkansas. We are in the process of relocating its headquarters to Conway, AR. In conjunction with the relocation, the Clearwater, FL office will be closed and the former headquarters office in New York City will be subleased. We are also in process of consolidating its data center collocation facilities in New York City into a single collocation facility in Arkansas. We believe a reduced leased space, a single collocation facility and a generally lower cost of living in Arkansas will have a significant effect in lowering its operating expenses in the future.

Effective with our merger with Vertro on March 1, 2012 (Note 15),  we entered into a new Business Financing Agreement with Bridge Bank, for a $10 million accounts receivable revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”) . The Revolving Credit Line replaced our then existing $8 million revolving credit facility. The new credit facility will be used primarily to satisfy our working capital needs following the closing of the merger with Vertro, Inc. described later in this report.  Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to 80% of eligible accounts receivable balances plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, we are entitled to borrow up to $5 million under the Term Loan portion of the credit facility.  As of December 31, 2012, there was approximately $1.5 million of credit available on the revolving credit facility and $0 on the term loan. On June 29, 2012 we entered into the First Business Financing Modification Agreement with Bridge Bank (the "First Amendment") changing the minimum asset coverage ratio to 0.75 to 1.00 for the June 2012, July 2012 and August 2012, 0.80 to 1.00 for the September 2012, 0.85 to 1.00 for the October 2012, 1.00 to 1.00 for the November 2012 and 1.15 to 1.00 beginning December 2012. It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $200,000 for June 2012, $500,000 for July 2012, $1,000,000 for August 2012 and $1,500,000 for September 2012. Further, the First Amendment required from October 2012 and thereafter that the Debt Service Coverage Ratio be at least 1.50 to 1.0, on a trailing 3 month basis and waived the event of default caused by the non-compliance of the Asset Coverage Ratio in April and May 2012.

On October 11, 2012 we entered into the Second Business Financing Modification Agreement with Bridge Bank (the "Second Amendment") changed the minimum asset coverage ratio to 0.9 to 1.0 for September 2012 and October 2012, 1.0 to 1.0 for November and December 2012 and 1.15 to 1.0 for each measuring period thereafter beginning January 2013. It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $600,000 for the September 2012 measuring period and $1,000,000 for the October 2012 measuring period. Also changed was the minimum debt service ratio, measured monthly on a trailing 3 month basis, to not less than 1.1 to 1.0 for November 2012 measuring period, 1.25 to 1.0 for December 2012 and 1.50 to 1.0 for each measuring period thereafter beginning January 2013. Further, the Second Amendment waived the event of default caused by the non-compliance of the operating profit in July and August 2012. Additionally, pursuant to the Second Amendment, the Company issued Bridge Bank a warrant to purchase 51,724 shares of our own common stock exercisable at $0.87 per share until October 2017. As of December 31, 2012, we were in compliance with all terms of the amended Bridge Bank credit facility.

We believe that with the new Business Financing Agreement and the operating benefits from the merger with Vertro (Note 15) will provide us with sufficient cash for operations over the next 12 months.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustment to our assets or liabilities.

Note 2 – Summary of Significant Accounting Policies

a)	Basis of presentation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In addition, results from the former Vertro operations are included beginning on March 1, 2012, the date of the merger.

b)	Cash and restricted cash

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Our cash deposits exceeded FDIC-insured limits at various financial institutions on December 31, 2012 by approximately $3.2 million, as reported before adjustment for outstanding checks. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash.

In 2011, we established a restricted cash account with Bridge Bank that secures a letter of credit related to our headquarters lease in Clearwater, FL (see Note 6). As of December 31, 2012 and 2011, we had approximately $301,000 and $476,000, respectively, of restricted cash. As of March 31, 2013 this restriction will be released and the cash will be available for operations.

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

Affiliate Advertising - Consistent with the provisions of ASC 605-45 Revenue Recognition-Principal Agent Considerations (“ASC 605-45”), we recognize revenue as an agent in affiliate marketing transactions in which we are not the primary obligor. Accordingly, service fee revenue is recognized on a net basis because any affiliate expenses are the responsibility of our advertising customer. In certain instances we assume the position of primary obligor and thus recognize revenue on a gross basis. Revenue is recognized when the related services are performed.

Search Advertising - In accordance with ASC 605-45, we record as revenue the gross amount received from advertisers and the amount paid to the publishers placing the advertisements as cost of sales. Revenue is earned on our owned networks on a “per click” basis and is recognized when the end user clicks on an advertisement.

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

Accounts receivable are recorded at the net realizable value and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses on our existing accounts receivable. We review our allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. In determining past due or delinquent status of a customer, the aged trial balance is continually reviewed by our collections department and generally any accounts older than 120 days are considered delinquent.

e)	Advertising and search expenses

We expense advertising costs as incurred. Advertising costs from continuing operations included in selling general and administrative expenses for the years ended December 31, 2012 and 2011 were approximately $112,000 and $119,000, respectively. In addition, we expense search costs as incurred.  Search cost advertising is the purchase of key words and phrases from search engine operators that attracts web browsers to a web site.  In 2012, we increased search costs by approximately $10.7 million to $18.2 million to create download traffic for the ALOT appbar acquired with the merger of Vertro in March 2012.

f)	Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of comprehensive loss.

Property and equipment are depreciated on a straight-line basis over 3 years for equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization expense was approximately $2.5 million and $1.5 million, respectively, for the years ended December 31, 2012 and 2011.

g)	Capitalized Software Costs

We capitalize certain costs related to the acquisition and internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software. We utilize all developed software for internal use. We do not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40 Internal-Use Software, are expensed as incurred.

h)	Goodwill and other intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-

step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill.

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

We recorded no impairment of goodwill and other intangible assets during 2012. For the year ended December 31, 2011, we had impairments of our goodwill and other intangible assets of approximately $2.6 million as a result of exiting our call center activities.

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

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount to future undiscounted  cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value.

k)	Share-based compensation

We recognize share based compensation at fair value pursuant to ASC 718, Compensation- Stock Compensation (“ASC 718”) using the modified prospective transition method. The fair value of units granted is determined using market value of our common stock on the date of the grant. We estimate the fair value of all stock option awards as of the grant date by applying the Black-Scholes-Merton option pricing model, and recognize the fair value as compensation expense in earnings over the requisite service period. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Under ASC 718, forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is currently estimated at a weighted average of 25 percent of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

l)	Treasury Stock

The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock acquired in the market.  During 2012, we retired 21,270 treasury shares and during 2011, we retired 164,869 treasury shares. We also withheld shares to pay for employee taxes on restricted stock grants, increasing treasury stock by 10,970 treasury shares valued at approximately $7,800.

m)	Net loss per share

During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  Because we reported a loss from operations for all periods presented, shares associated with stock options, warrants and restricted stock are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

n)	Operating segments

ASC 280, Segment Reporting, requires disclosures of certain information about operating segments, products and services, geographic areas in which we operate, and their major customers. We have evaluated the effect of this standard and have determined that we currently operate in two segments, as defined in this statement (See Note 17). In 2012, management reorganized our operations along two operating segments – Network and Applications. Prior to 2012, our operations were classified as the Performance Marketing and Web Properties segments.

o)	Concentration of credit risk

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

When assessing credit risk, we consider whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. The following disclosures were calculated based on our entire results.  At December 31, 2012 , we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. These customers owed approximately $4.0 million or 71% of gross accounts receivable from continuing operations at December 31, 2012. These same two customers contributed approximately $47.7 million or 89.3% of net revenue from continuing operations for year ended December 31, 2012. At December 31, 2011 a single customer owed approximately $4.8 million or 81% of gross accounts receivable from continuing operations. The same customer contributed approximately $31.1 million or 86.6% of our total net revenue from continuing operations for the year ended December 31, 2011.

q)	Fair value of financial instruments

We have adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for our financial assets and liabilities. We use the fair value hierarchy of ASC 820, which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at our estimates of fair value.

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

As of December 31, 2012, we have no financial assets or liabilities that were measured at fair value on a recurring basis.

r)	Use of estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, useful lives of property and equipment, goodwill and purchased intangible asset valuations and useful lives, deferred income tax asset valuation allowances, stock compensation, and valuation of stock options and warrants. In addition, we used significant assumptions in our valuation of the assets and liabilities acquired with the acquisition of Vertro. We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

t)	Recent accounting pronouncements

ASU 2011-08- In September 2011, the Financial Accounting Standards Board ("FASB") issued “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” to simplify the goodwill impairment test. The change allows companies to first decide whether they need to perform the two-step test by allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This amendment also includes examples of how the amended test should be carried out. This amendment is effective for annual and interim tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The effect of adopting this statement is not expected to have an impact on our financial position or results of operations.

ASU 2011-05 - In June 2011, the FASB issued “Presentation of Comprehensive Income". For annual periods, an entity has the option to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For interim periods, total comprehensive income is required to be disclosed either below net income on the income statement or as a separate statement. The Accounting Standards Update ("ASU") does not change the items that must be reported as other comprehensive income. Whether presenting two separate statements or one continuous statement in annual periods, the ASU required entities to present reclassifications from other comprehensive income in the statement reporting net income. In December 2011, however, the FASB deferred this requirement when it issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which has the same effective date as ASU 2011-05. Companies must continue to disclose reclassifications from other comprehensive income on the statement that reports other comprehensive income, or in the notes to the financial statements. We adopted this guidance effective January 1, 2012, and disclosed total comprehensive income below net income on the income statement in our interim financial statements. The effect of adopting this statement is not expected to have an impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (AICPA), and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

u)	Reclassifications

Certain reclassifications have been made in the 2011 financial statements to conform to the classifications used in 2012. These reclassifications had no effect on total consolidated stockholders' (deficit) or net loss.

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2012 and 2011:

	2012	2011
Balance at the beginning of the year	$477,289	$450,634
Provision for bad debts	299,565	83,020
Charge-offs	(554,145)	(132,753)
Recoveries	—	76,388
Allowance for doubtful accounts acquired from the merger with Vertro, Inc.	$8,833	$—
Balance at the end of the year	$231,542	$477,289

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2012 and 2011 was as follows:

	2012	2011
Furniture and fixtures	$421,425	$421,425
Equipment	2,473,813	2,095,825
Software	8,018,509	5,382,424
Leasehold improvements	348,159	313,172
Subtotal	$11,261,906	$8,212,846
Less: accumulated depreciation and amortization	(9,151,135)	(6,622,835)
Total	$2,110,771	$1,590,011

Note 5 – Other Intangible Assets and Goodwill

During 2012, we evaluated our other intangible assets and goodwill for impairment at the reporting unit level. Based on the results of step 1 of our evaluation, there were no indications of impairment. During 2011, we also evaluated our other intangible assets and goodwill for impairment at the reporting unit level. Based on the results of our evaluation, there were indications of impairment within our web properties primarily due to the cessation of our call center activities in 2011.  We completed step 2 of the analysis on the intangible assets related to our web properties and we determined that there was an impairment of our goodwill and names database and consequently we recognized an impairment charge of approximately $2.6 million.

Additionally, beginning in 2012 we are amortizing the names database costs over nine months as management has determined that the useful life for our names database has decreased due to the cessation of our call center operations.  The following is a schedule of our intangible assets from continuing operations as of December 31, 2012:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2012 Amortization Expense
Names database (1)	9 months	$17,417,397	$(17,094,626)	$322,771	$1,590,529
Bundled downloads (1)	4.5 months	2,447,075	(2,441,181)	5,894	2,441,181
Intangible assets classified as current		$19,864,472	$(19,535,807)	$328,665	$4,031,710

Customer list, Google	20 years	8,820,000	(367,500)	8,452,500	367,500
Customer list, all other	10 years	1,610,000	(134,170)	1,475,830	134,170
Exclusivity agreement	1 year	120,000	(100,000)	20,000	100,000
Trade names, ALOT (2)	5 years	960,000	(160,000)	800,000	160,000
Trade names, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(761,670)	$11,138,330	$761,670

Goodwill		$5,760,808	$—	$5,760,808	N/A

The following is a schedule of our intangible assets from continuing operations as of December 31, 2011:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2011 Amortization Expense
Names database, classified as current (1)	9 months	$16,130,086	$(15,182,204)	$947,882	$3,582,107

Website development	5 years	4,210,000	(4,210,000)	—	99,171
Customer lists	5 years	3,500,000	(3,500,000)	—	22,186
Exclusivity agreement	1 year	150,000	(150,000)	—	37,500
Tradenames, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$8,250,000	$(7,860,000)	$390,000	$158,857

Goodwill		$3,893,405	$(2,116,861)	$1,776,544	N/A
___________

(1)
The amortization of our names database and bundled downloads assets are included in cost of revenue.  As of January 1, 2012, the names database is amortized over nine months due to the change in our estimate of their useful life.  The change in estimate resulted in the names database being classified as current in the 2012 and 2011 consolidated balance sheets, respectively.  Per ASC 250, Accounting Changes and Error Corrections, this change in estimate does not require a restatement in amounts in prior periods and will only change classifications prospectively.

(2)
We have determined that our Inuvo trade name intangible has an indefinite life, and as such it is not amortized. We determined our ALOT trade names acquired with Vertro should be amortized over five years.

Our amortization expense over the next five years and thereafter is as follows:

2013	$1,142,669
2014	794,004
2015	794,004
2016	794,004
2017	634,004
Thereafter	$6,918,310
Total	$11,076,995

Note 6 - Notes Payable

The following table summarizes our notes payable balances as of December 31, 2012 and 2011:

Lender	Due Date	Interest Rate	2012	2011
Bridge Bank – term note payable - March 1, 2012	February 10, 2016	4.25% (prime, plus 1 percentage point)	$4,222,222	$—
Bridge Bank – term note payable - February 15, 2011	Matured March 1, 2012	5.25% (prime, plus 2 percentage points)	—	475,000
Bridge Bank – revolving credit line - March 1, 2012	March 1, 2014	3.75% (prime, plus 0.5 percentage point)	3,600,000	—
Bridge Bank – revolving credit line - February 15, 2011	Matured March 1, 2012	5.25% (prime, plus 2 percentage points)	—	2,431,303
Total			$7,822,222	$2,906,303
Less: current portion			(1,333,333)	(452,000)
Term and revolving credit line - long term portion			$6,488,889	$2,454,303

Principal Payments:

Principal payments under the term note payable are due as follows as of December 31, 2012:

2013	$1,333,333
2014	1,333,333
2015	1,333,333
2016	222,223
Total	$4,222,222

Bridge Bank Credit and Term Note Payable

On February 15, 2011, we entered into the Business Financing Agreement (the “Agreement”) with Bridge Bank, N.A. (“Bridge Bank”). This Agreement provides for a revolving credit facility of up to $8.0 million and replaces the $5.0 million credit facility with Wachovia Bank, N.A. (“Wachovia”) that was scheduled to expire in March 2011.  The Bridge Bank credit facility allows us to borrow against 80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice.  In addition, the Bridge Bank facility provides an additional term credit of $475,000 to collateralize a stand-by letter of credit required by our corporate headquarters lease.  Under the terms of the Agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness; and maintain “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations and non-recurring items of not less than $100,000 for the immediate proceeding three month period.  At the closing of the Agreement several fees were paid including a facility fee (0.25% of the maximum credit limit), a due diligence fee ($800), a fee-in-lieu-of-warrant ($21,250) and a non-formula facility fee ($4,750).  The facility fee is due annually.  A maintenance fee of .125% of the average daily balance and the finance charge (Prime Rate plus 200 bonus points) and are due monthly. The outstanding borrowings under the Agreement were fully repaid to Bridge Bank on March 1, 2012 with a portion of the proceeds of the new Business Financing Agreement signed March 1, 2012.

On March 1, 2012  we entered into a new Business Financing Agreement with Bridge Bank, for a $10 million accounts receivable revolving credit facility (the “Revolving Credit Line”) and a $5 million term loan (the “Term Loan”) . The Revolving Credit Line replaced the Company’s then existing $8 million revolving credit facility. The new credit facility will be used primarily to satisfy our working capital needs following the closing of the merger with Vertro. described later in this report. Subject to the terms of the new agreement, we are entitled to obtain advances against the Revolving Credit Line up to

80% of eligible accounts receivable balances, which are generally those balances owed by U.S. based customers that are less than 90 days from the date of invoice, plus $1 million up to the credit limit of $10 million.  In addition, subject to the terms of the agreement, the Company is entitled to borrow up to $5 million under the Term Loan portion of the credit facility, which is repayable in 45 equal monthly installments beginning June 2012. The Revolving Credit Line portion of the credit facility expires on February 28, 2014, at which time all loan advances under the Revolving Credit Line become due and payable. The Term Loan expires in February 2016. Under the terms of the new agreement, we must maintain certain depository, operating and investment accounts at Bridge Bank; provide Bridge Bank a first priority perfected security interest in all of our accounts and personal property; provide various monthly, quarterly and annual reports; and limit additional indebtedness to $500,000 of purchase money including capital leases and an additional $500,000 of all other indebtedness. In addition, the Company must maintain through May 2012 an “operating profit” of net income plus interest and taxes plus non-cash expenses for amortization, depreciation, stock based compensation, discontinued operations, non-recurring non-cash items and certain closing costs associated with the merger transaction with Vertro of not less than $200,000 for the immediate proceeding three month period; after May 2012 a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period; and an Asset Coverage Ratio of not less than 1.10 to 1 at all times until September 30, 2012 and 1.25 to 1.0 thereafter.  Interest on the Revolving Credit Line is payable monthly at prime plus 0.5% plus a monthly maintenance fee of 0.125% percentage points on the average daily account balance.  Interest on the Term Loan bears interest at prime plus 1%.  In connection with establishing the credit facility, the Company incurred fees payable to Bridge Bank of approximately $100,000. The agreement calls for a termination fee until the first anniversary and prepayment fee on the Term Loan until the first anniversary.

On June 29, 2012 we entered into the First Business Financing Modification Agreement with Bridge Bank (the "First Amendment") changing the minimum asset coverage ratio to 0.75 to 1.00 for the June 2012, July 2012 and August 2012, 0.80 to 1.00 for the September 2012, 0.85 to 1.00 for the October 2012, 1.00 to 1.00 for the November 2012 and1.15 to 1.00 beginning December 2012. It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $200,000 for June 2012, $500,000 for July 2012, $1,000,000 for August 2012 and $1,500,000 for September 2012. Further, the First Amendment required from October 2012 and thereafter that the Debt Service Coverage Ratio be at least 1.50 to 1.0, on a trailing 3 month basis and waived the event of default caused by the non-compliance of the Asset Coverage Ratio in April and May 2012.
On October 11, 2012 we entered into the Second Business Financing Modification Agreement with Bridge Bank (the "Second Amendment") changed the minimum asset coverage ratio to 0.9 to 1.0 for September 2012 and October 2012, 1.0 to 1.0 for November and December 2012 and 1.15 to 1.0 for each measuring period thereafter beginning January 2013. It also changed the minimum operating profit measured monthly on a trailing 3 month basis to not less than $600,000 for the September 2012 measuring period and $1,000,000 for the October 2012 measuring period. Also changed was the minimum debt service ratio, measured monthly on a trailing 3 month basis, to not less than 1.1 to 1.0 for November 2012 measuring period, 1.25 to 1.0 for December 2012 and 1.50 to 1.0 for each measuring period thereafter beginning January 2013. Further, the Second Amendment waived the event of default caused by the non-compliance of the operating profit in July and August 2012. Additionally, pursuant to the Second Amendment, the Company issued Bridge Bank a warrant to purchase 51,724 shares of our own common stock exercisable at $0.87 per share until October 2017. The warrant was valued at $45,000, which was recorded to interest expense.

As of December 31, 2012, we had a balance outstanding of approximately $4.2 million on the Term Loan and $3.6 million on the Revolving Credit Line, and we were in compliance with all terms of the amended Bridge Bank credit facility. We had approximately $1.5 million available under the Revolving Credit Line as of December 31, 2012.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Accrued expenses and other	$1,012,638	$1,419,604
Accrued search costs	247,583	109,706
Accrued affiliate expenses	46,132	16,570
Capital leases – current portion	44,287	57,581
Accrued payroll and commission liabilities	522,082	8,370
Total	$1,872,722	$1,611,831

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Taxes payable	$506,453	$—
Deferred rent	345,814	283,469
Capital leases – less current portion	47,372	16,655
Long-term deposits	32,738	—
Total	$932,377	$300,124

Note 9 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2012	2011
Current tax provision	$—	$—
Deferred tax (benefit) provision	(444,000)	—
Total tax (benefit) provision	$(444,000)	$—

In addition, we recognized $123,024 of state franchise taxes in income tax (benefit) expense during 2012.

A reconciliation of the expected Federal statutory rate of 34% to our actual rate as reported for each of the periods presented is as follows:

	2012	2011
Expected statutory rate	(34)%	(34)%
State income tax rate, net of federal benefit	(4)%	(4)%
Permanent differences	2%	2%
Valuation allowance	48%	36%
Other	(18)%	—%
	(6)%	—%

Deferred Income Taxes

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance we must project future levels of taxable income. This assessment requires significant judgment. We examined the evidence related to a recent history of tax losses, the economic conditions in which we operate, recent organizational changes and, our forecasts and projections. As a result, we were unable to support a conclusion that it is more likely than not that any of our deferred tax assets will be realized. We therefore have recorded a full valuation for the net deferred tax assets as of December 31, 2012 and 2011.

We will continue to evaluate our deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of our deferred income tax assets satisfies the realization standard, the valuation allowance will be reduced accordingly. The 2012 net increase of approximately $3.6 million in valuation allowance related to deferred tax assets from operating loss carryforwards.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$10,710,000	$8,331,000
Intangible assets	6,303,000	5,499,000
Deferred rent	124,000	177,000
Depreciation	837,000	299,000
Allowance for doubtful accounts	88,000	257,000
Accrued expense	—	257,000
Stock based expenses	1,263,000	942,000
Other	225,000	220,000
Subtotal	19,550,000	15,982,000
Less valuation allowance	(19,550,000)	(15,982,000)
Total	—	—
Deferred tax liabilities:
Intangibles	4,099,000	—
Total	4,099,000	—
Total deferred tax assets (liabilities)	(4,099,000)	—

The net operating losses amounted to approximately $27.2 million and expire beginning 2022 through 2032.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. We have approximately $2.5 million of carry forward deductions from 2006 relating to stock options exercised as of December 31, 2012.

We have accrued $506,453 for an uncertain tax position added due to the acquisition of Vertro.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2012. We and our subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2008 through 2012.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2012 and 2011.

Note 10 - Stock-Based Compensation

Our stock-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our stock-based compensation programs critical to our operation and productivity. Currently, we grant options and restricted stock awards ("RSAs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”), approved by our shareholders on June 18, 2010. Option and restricted stock unit vesting periods are generally zero to three years.

On September 23, 2011, all unexpired stock options had their expiration term extended by 5 years from the date of grant.  The extension of the termination period for these stock options increased the expected life of the options by approximately one year and accordingly increased the fair market value of these stock options by approximately $283,000, of which $117,000 was related to fully vested stock options and was recorded as a charge during the year ended December 31, 2011.  The remaining $166,000 is being expensed over the remaining vesting periods.

On January 1, 2012, the number of shares of our common stock issuable under the 2010 ECP was increased by 100,357 shares due to the ever-green provision as part of the 2010 ECP. Additionally, effective February 29, 2012, our shareholders increased the number of shares of our common stock issuable under the 2010 ECP by 2.5 million shares. As of December 31, 2012, we had reserved under our 2005 LTIP 1.0 million shares of common stock for issuance and another 3,385,945 shares under our 2010 ECP.

On July 31, 2012, the company granted 445,500 RSAs, of which 296,505 were granted to our executive officers, certain of our senior management and our Board of Directors. These RSAs granted to our executive officers, certain of our senior management and our Board of Directors were subject to a 2012 performance target that was not met. As such, these RSAs did not vest. The remaining 148,995 RSAs were granted to the other members of the management team and vested on February 1, 2013 provided the grantee remained in the company’s employ on that date. Further, the company granted to non-management employees on July 31, 2012, 49,500 options to purchase the company’s common stock at $0.56 per share, the closing price of the stock on the grant date. The options fully vested on February 1, 2013 provided the grantee remained in the company’s employ on that date.

The following table summarizes the stock based compensation grants outstanding under our 2005 LTIP and 2010 ECP plans as of December 31, 2012:

	Options Outstanding	RSAs Outstanding	Options and RSAs Exercised	Available Shares	Total
2010 ECP	605,690	173,805	904,744	1,701,706	3,385,945
2005 LTIP	573,509	—	224,164	202,327	1,000,000
Total	1,179,199	173,805	1,128,908	1,904,033	4,385,945

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

We recorded stock-based compensation expense for all equity incentive plans of approximately $843,000 and $957,000 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the aggregate intrinsic value of options outstanding under the 2005 LTIP and 2010 ECP plans was $0 with a weighted average remaining contractual term of 7.1 years, of which 896,101 of the outstanding options are currently exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $2.79 and a weighted average remaining contractual term of 6.9 years. There were no options exercised during the years ended December 31, 2012 and 2011. The total compensation cost at December 31, 2012 related to non-vested awards not yet recognized was approximately $444,000 that will be recognized over a weighted-average recognition period of 0.63 years. The total fair value of options vested during 2012 and 2011 was approximately $609,000 and $466,000, respectively. The weighted average fair value of options vested during 2012 was $2.28.

The following table summarizes information about stock options activity for our 2005 LTIP and 2010 ECP plans during the years ended December 31, 2012 and 2011:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,358,717	$2.81	1,223,159	$3.74
Granted	49,500	$0.56	340,000	$2.83
Forfeited or expired	(229,018)	$3.09	(204,442)	$6.61
Exercised	—	$—	—	$—
Outstanding, end of year	1,179,199	$2.66	1,358,717	$2.81
Exercisable, end of year	896,101	$2.79	629,043	$3.03

The weighted average grant date fair value of options granted during 2012 and 2011 were $0.49 and $2.83, respectively. No option or warrant exercises occurred under any share-based payment arrangements during the years ended December 31, 2012 or 2011.

As part of the merger with Vertro on March 1, 2012, we had 118,842 options which were not part of the existing plans. During 2012, 8,020 of these options with a weighted average exercise price of $32.15 expired. At December 31, 2012, we had 110,822 options outstanding and exercisable under this plan with a weighted average exercise price of $69.00. The weighted average fair value of these options is $0, and their aggregate intrinsic value is also $0. The weighted average remaining contractual life of the outstanding and exercisable options is 2.16 years.

The following table summarizes information about stock options outstanding as of December 31, 2012, which includes 605,590 2010 ECP options and 573,509 2005 LTIP options:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life ( Years)	Weighted Average Exercise Price
$0.00 – $3.00	1,128,949	2.49	$7.20
$3.01 - $9.99	50,250	6.66	5.52
Total	1,179,199	7.13	$2.66

In accordance with ASC 718, the fair values of options granted prior to adoption and determined for purposes of disclosure under ASC 718 have not been changed. There were 49,500 options granted during the year ended December 31, 2012. The fair value of options granted during the year ended December 31, 2012 and 2011 was estimated assuming the following weighted averages:

	2012	2011
Expected life (in years)	3.15	4.90
Volatility	174.2%	163.4%
Risk free interest rate	0.30%	1.96%
Dividend yield	—%	—%

Expected volatility is based on the historical volatility of our common stock over the period commensurate with or longer than the expected life of the options.  The expected life of the options is based on the vesting schedule of the option in relation to the overall term of the option.  The risk free interest rate is based on the market yield of the U.S. Treasury Bill with a term equal to the expected term of the option awarded.  We do not anticipate paying any dividends so the dividend yield in the model is zero.

The following table summarizes our RSA activity for 2012:

	RSAs	Weighted Average Fair Value
Outstanding, beginning of year	322,276	$1.73
Granted	1,271,008	$0.78
Forfeited	(316,715)	$0.59
Vested	(1,102,764)	$1.13
Outstanding, end of year	173,805	$0.70

Deferred Compensation and Stock Compensation

During the year ended December 31, 2011, our executive officers, certain of our senior management and our board of directors, voluntarily elected to defer a portion of their compensation.  The amount of the deferred compensation was approximately $418,000 for our executive officers and senior management and $72,000 for our board of directors.  As an incentive for officers, management and directors to participate in the elected deferrals, we granted them RSAs with a fair value equal to the amount of the deferred compensation, with the exception of the board of directors as they received approximately $36,000 in RSA’s.  We paid approximately $15,000 of these deferred amounts in 2012 with the remaining amounts paid in our common stock.  The RSAs vested upon the earlier of payment of the deferred compensation or one year from the date of grant.  The number of RSAs granted in conjunction with the deferred compensation program was 326,291 for the year ended December 31, 2011 and were granted at an exercise price ranging from $1.09 per share to $2.94 per share on the date of each grant.  As of December 31, 2011, none of the shares of restricted stock granted in connection with these elected deferrals were issued.  Of these amounts, approximately $573,000 was recorded as stock compensation expense. No deferrals of compensation were made in 2012.

Note 11 – Stockholders' Equity

Authorized Preferred Stock and Authorized Common Stock

On March 1, 2012 the Secretary of State of the State of Nevada approved an amendment to the Company's Certificate of Incorporation allowing the Company to increase the number of shares of common stock outstanding from 20,000,000 shares to 40,000,000.

Treasury Stock

During 2011, we retired 164,869 shares of our common stock held in treasury valued at approximately $627,000. During 2012, we retired 21,270 shares of our common stock valued at approximately $81,000. We also withheld shares to pay for employee taxes on restricted stock grants, increasing treasury stock by 10,970 restricted shares for approximately $7,800.

Sale of Common Stock

On June 20, 2011, we entered into Subscription Agreements with 17 institutional and accredited investors, several of which are affiliated entities, for the sale of 1,350,000 shares of our common stock, together with immediately exercisable five year warrants to purchase up to an aggregate of 675,000 shares of common stock, resulting in gross proceeds to us of $2,700,000. Each warrant entitles the investor to purchase 0.50 shares of our common stock for every share of common stock purchased by such investor in the offering. The purchase price for each share of common stock and the related warrants was $2.00. Each warrant has an exercise price of $2.20 per share which is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  This offering was priced at the close of market on June 20, 2011 and was conducted as a takedown from our shelf registration statement which was declared effective by the SEC in April 2011. A portion of the proceeds from the sale the common stock were used to repay the $1 million non-formula revolving line of credit secured by a board member.The merger agreement with Vertro required that at closing of the merger, we pay outstanding obligations under our deferred compensation program and bonus agreements to our executive officers, board of directors and certain management employees with our common stock in lieu of cash.  These obligations were satisfied by issuing 1,017,742 shares of our common stock.  At the same time, 284,962 of the common stock issued to executives, board directors and managers were withheld by us at the same value as issued, to pay for the associated individual's income taxes, approximately $256,000.  Those shares withheld were retired.

Warrants Outstanding

As of December 31, 2012, we have outstanding warrants for the potential issuance of 816,724 shares of common stock. Exercise price for these warrants ranges from $0.87 to $15.00. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances. The weighted average remaining contractual life of the warrants outstanding are December 31, 2012 was 3.49 years and the weighted average exercise price was $2.37.

On October 11, 2012, pursuant to the Second Business Financing Modification Agreement with Bridge Bank (see Note 6), the Company issued Bridge Bank a warrant to purchase 51,724 shares of our own common stock exercisable at $0.87 per share until October 2017.

Note 12 – Discontinued Operations

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

On March 1, 2012, Inuvo completed the acquisition of Vertro, an internet company that owns and operates the ALOT product portfolio, comprised of both browser-based consumer applications and websites.  In March 2009, Vertro sold the assets of its subsidiary, Miva Media. As a result of the sale, Vertro terminated its European Union ("EU") centered operations and records its balances and transactions a a discontinued operation. Inuvo assumed these assets and liabilities upon the merger and accounts for these balances and transactions as a discontinued operation.

The table below summarizes the loss from EU operations acquired with the Vertro merger during the year ended December 31, 2012, and the gain from a litigation settlement resulting from the favorable settlement of a lawsuit involving a lease during the year ended December 31, 2011:

	2012	2011
(Loss) from discontinued operations from EU operations acquired with Vertro merger	$(183,527)	$—
Gain from litigation settlement in discontinued operations	—	257,136
(Loss) Gain on sale of discontinued operations	$(183,527)	$257,136

Note 13 – Retirement Plan Costs

We sponsor a defined contribution plan to help eligible employees provide for retirement. During 2010, we suspended matching contributions.  There were no matching contributions for the year ended December 31, 2011.  With the Vertro merger we resumed matching contributions of 50% up to the participant's first 6% contribution. The matching contribution for 2012 was approximately $31,000.

Note 14 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Rent expense from continuing operations was approximately $1,181,000 and $824,000 for the years ended December 31, 2012 and 2011, respectively.

Minimum lease payments under non-cancelable operating leases as of December 31, 2012 are:

2013	$1,067,871
2014	537,501
2015	547,967
2016	45,749
2017	—
Total	2,199,088

Subsequent to December 31, 2012 and not contemplated in the above table, we signed an amendment allowing us to terminate our Clearwater office lease for $615,000, which was paid during the first quarter of 2013. As a result, the lease will now end on March 31, 2013, resulting in a reduction of rent of $135,273 each quarter through November 2013. We also entered into an agreement to lease office space in Conway, Arkansas, which was prepaid during the first quarter of 2013. This agreement is for two years in the total amount of $193,200. First Orion Corp., the lessor of this space, is owned by a director and shareholder of Inuvo.

Note 15 - Merger with Vertro, Inc.

Effective March 1, 2012, we merged with Vertro.  Pursuant to the terms and conditions of the merger agreement, Vertro became a wholly owned subsidiary of Inuvo and we issued to the Vertro stockholders 12,393,308 shares of our common stock for all the outstanding shares of Vertro common stock. Upon closing of the merger, all the shares of Vertro common stock, which traded under the symbol “VTRO,” were delisted from the NASDAQ Capital Market and ceased trading.

The following table summarizes the net assets received and liabilities assumed in the merger with Vertro. Adjustments to the original purchase price allocation include a revision of shares of common stock issued related to the merger and the finalization of the fair value of accrued expenses.

Total consideration paid in common stock	$11,130,983
Fair value of assets acquired:
Accounts receivable, net	(2,093,845)
Other current assets	(520,342)
Property and equipment	(2,059,729)
Other assets	(283,911)
Goodwill	(3,984,264)
Intangible assets	(11,857,537)
Fair value of liabilities assumed:
Accounts payable	3,753,613
Outstanding balance on credit facility	1,000,000
Accrued expenses	2,782,361
Deferred tax liability	4,543,000
Other long-term liabilities	709,991
Cash received in merger	$3,120,320
Stock issuance costs	(687,678)
Net cash received in merger	$2,432,642

Unaudited Pro Forma Results of Operations

As a result of the merger with Vertro, effective March 1, 2012 the consolidated operating results for the year ended December 31, 2012 and 2011, were revenue of $57,147,743and $64,094,339, respectively; net (loss) income of ($9,673,000) and $788,367, respectively; and basic and diluted (loss) earnings per share of ($0.46) and $0.05, respectively. The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results.

Note 16 - Commitments and Contingencies

Litigation and Settlement

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

State of Florida civil investigation re Inuvo, Inc. formerly d/b/a iLead Media, LLC d/b/a Home Biz Ventures, LLC, Case No. L09-3-1186 . The State of Florida Attorney General's office served a subpoena for documents on November 23, 2009, relating to the negative-option marketing business of former Inuvo subsidiary iLead Media, LLC. In January 2013, we entered into an Assurance of Voluntary Compliance with The State of Florida Attorney General's office regarding our prior business practices and we agreed to pay $40,000 to investigative costs and attorney's fees and a $60,000 charitable donation to Seniors vs. Crime, Inc.

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

Defendants in the Delaware Action moved to dismiss plaintiffs' complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012.  The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings.  The New York Court granted Defendants' motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants' motion to dismiss and the plaintiff's pending request for expedited discovery. Plaintiffs in the New York action then filed a Second Amended Complaint on June 19, 2012 and, on July 9, 2012, Defendants moved to dismiss that complaint for failure to state a claim. A hearing was held on January 31, 2013, regarding Defendants' motion to dismiss.

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

Note 17 - Segment Analysis

We are an internet marketing and technology company that develops consumer applications that make using the internet easier and delivers targeted advertisements onto the websites of partners and our own. Our business is separated into two reporting segments: Network and Applications. The Network segment includes both the technologies and networks required to facilitate business to business transactions. The Applications segment includes both the products and websites required to market to consumers online, a lead generation business and data collection and distribution. In 2012, management reorganized the Company's segments. Prior to 2012, we operated with two segments classified as Performance Marketing and Web Properties. For presentation purposes, our prior period results included herein have been reclassified for the new segment structure.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the years ended December 31, 2012 and 2011. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Net Revenue by Industry Segment

	2012		2011
	$	% of Revenue	$	% of Revenue
Network	28,892,793	54.1%	35,753,243	99.8%
Applications	24,470,152	45.9%	66,753	0.2%
Total net revenue	53,362,945	100.0%	35,819,996	100.0%

 Gross Profit by Industry Segment

	2012		2011
	$	% of Net Revenue	$	% of Net Revenue
Network	7,129,783	13.4%	14,921,984	41.7%
Applications	20,597,652	38.6%	66,253	0.2%
Total gross profit	27,727,435	52.0%	14,988,237	41.9%

Note 18 – Subsequent Events

On January 25, 2013, we agreed with the state of Arkansas to receive a grant of up to $1.75 million for expenses related to the relocation of the our headquarters and operations from New York and Florida to Arkansas as well as expenses related to purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years and maintaining at least fifty full-time equivalent permanent positions for the following six years. The grant is also contingent upon us paying full-time equivalent permanent positions an average total compensation of $90,000 per year. After the initial four year period, the grant provides for penalties if either the minimum full-time equivalent permanent positions or the average total compensation conditions are not met. In no event would the penalty exceed the amount of the grant received.

On January 31, 2013, we agreed to an early termination of the Clearwater office lease. For a total early termination fee of $615,000, the lease will terminate on March 31, 2013.

On January 31, 2013 we signed a two year lease for 5,834 square feet of office space in Conway, Arkansas. This agreement is for two years in the total amount of $193,200. A director and shareholder of Inuvo is the majority owner of First Orion Corp., the lessor of this space.

On February 1, 2013 we agreed to a 2 year Services Agreement with Google Inc. for advertising and search services.

On February 15, 2013 we were notified by the NYSE MKT LLC ("exchange") that our plan to regain compliance with Section 1003(a)(iii) of the exchange's Company Guide by December 2, 2013 was accepted. We are able to continue our listing during the period ending December 2, 2013, though subject to periodic review to determine whether we are making progress consistent with the plan.

On March 8, 2013 Bridge Bank N.A. waived an event of default that occurred in January 2013.