Form 10-Q
period 2013-03-31
INUVO, INC.
filed 2013-05-09
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Main St Ste 201 Conway, AR	72032
(Address of principal executive offices)	(Zip Code)

(501) 205-8508
Registrant's telephone number, including area code

not applicable
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at May 3, 2013
Common Stock	23,289,218

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refers to Inuvo, Inc., a Nevada corporation and its subsidiaries. When used in this report, “2012” means the fiscal year ended December 31, 2012 and "2013" means the fiscal year ending December 31, 2013. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash	$3,225,778	$3,381,018
Restricted cash	—	301,158
Accounts receivable, net of allowance for doubtful accounts of $214,978 and $231,542, respectively	5,346,554	5,400,290
Unbilled revenue	36,179	58,219
Intangible assets - current, net of accumulated amortization	—	328,665
Prepaid expenses and other current assets	503,499	467,957
Total current assets	9,112,010	9,937,307
Property and equipment, net	1,956,719	2,110,771
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	10,919,829	11,138,330
Other assets	444,530	182,387
Total other assets	17,125,167	17,081,525
Total assets	$28,193,896	$29,129,603
Liabilities and Stockholders’ Equity
Current liabilities
Term and credit notes payable - current portion	$1,333,333	$1,333,333
Accounts payable	8,711,403	10,196,930
Accrued expenses and other current liabilities	3,111,375	1,872,722
Total current liabilities	13,156,111	13,402,985
Long-term liabilities
Deferred tax liability	4,016,000	4,099,000
Term and credit notes payable - long term	5,555,555	6,488,889
Other long-term liabilities	1,377,377	932,377
Total long-term liabilities	10,948,932	11,520,266
Stockholders’ equity
Preferred stock, $.001 par value; 500,000 authorized shares, none issued and outstanding	—	—
Common stock, $.001 par value; 40,000,000 authorized shares, issued shares of 23,665,745 and 23,586,186, respectively
Outstanding shares - 23,289,218 and 23,209,659, respectively	23,666	23,586
Additional paid-in capital	127,422,917	127,249,789
Accumulated deficit	(121,961,592)	(121,670,882)
Accumulated other comprehensive income	421	418
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	4,088,853	4,206,352
Total liabilities and stockholders' equity	$28,193,896	$29,129,603

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31,
(Unaudited)

	2013	2012
Net revenue	$15,919,779	$8,767,149
Cost of revenue
Affiliate expenses	6,847,494	4,505,699
Data acquisition	427,651	767,580
Merchant processing fees and product costs	205,723	74,472
Cost of revenue	7,480,868	5,347,751
Gross profit	8,438,911	3,419,398
Operating expenses
Search costs	4,692,889	1,843,057
Compensation	1,993,325	1,296,565
Selling, general and administrative	2,144,831	1,985,463
Total operating expenses	8,831,045	5,125,085
Operating loss	(392,134)	(1,705,687)
Other expense
Interest expense, net	(106,669)	(166,701)
Other expense, net	(106,669)	(166,701)
Loss from continuing operations before taxes	(498,803)	(1,872,388)
Income tax benefit	83,000	—
Net loss from continuing operations	(415,803)	(1,872,388)
Net income (loss) from discontinued operations	125,093	(1,709)
Net loss	(290,710)	(1,874,097)
Other comprehensive income
Foreign currency revaluation	3	5,156
Total comprehensive loss	$(290,707)	$(1,868,941)
Per common share data
Basic and diluted
Net loss per share from continuing operations	$(0.02)	$(0.13)
Net income per share from discontinued operations	0.01	—
Net loss per share	$(0.01)	$(0.13)
Weighted average shares (basic and diluted)	23,252,095	14,431,201

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2013	2012
Operating activities:
Net loss	$(290,710)	$(1,874,097)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,252,633	1,286,052
Grant funds received for relocation costs	1,137,913	—
Stock based compensation	189,993	195,419
Deferred income taxes	(83,000)	—
Corporate headquarters relocation costs	(1,182,388)	—
Other, net	17,418	—
Change in operating assets and liabilities, net of acquisition:
Accrued expenses and other liabilities	1,031,206	(1,309,974)
Prepaid expenses and other assets	55,881	215,619
Accounts receivable and unbilled revenue	75,776	2,220,953
Accounts payable	(1,529,891)	141,161
Other, net	(21,438)	(176)
Net cash provided by operating activities from continuing operations	653,393	874,957
Net cash used in operating activities of discontinued operations	—	(60,000)
Net cash provided by operating activities	653,393	814,957
Investing activities:
Purchases of equipment and capitalized development costs	(517,127)	(131,815)
Grant funds received for equipment and office construction	319,909	—
Acquisition of Vertro, Inc., net of stock issuance costs	—	2,439,360
Purchase of names database and bundled downloads	—	(707,400)
Net cash (used in) provided by in investing activities	(197,218)	1,600,145
Financing activities:
Payments on revolving line of credit	(2,000,000)	(3,459,246)
Payments on term note payable and capital leases	(348,916)	—
Proceeds from term note	—	5,000,000
Prepaid financing fees and other	36,340	—
Deposit to collateralize letter of credit	301,158	(475,000)
Proceeds from revolving line of credit	1,400,000	—
Net cash (used in) provided by financing activities	(611,418)	1,065,754
Effect of exchange rate changes	3	5,156
Net change – cash	(155,240)	3,486,012
Cash, beginning of period	3,381,018	4,413
Cash, end of period	$3,225,778	$3,490,425
Supplemental information:
Interest paid	$88,157	$66,386

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business Overview

Business Overview

Inuvo®, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that develops consumer applications and delivers targeted advertisements onto websites reaching desktop and mobile.

At its core, our business is built on the delivery of Internet advertisements to consumers. Most of our revenue is generated when a consumer clicks on an advertisement we have delivered, although we also generate revenue through sales commissions and sponsored advertisements. We manage our business as two segments, Network and Applications.

The Network segment facilitates transactions between advertisers and website publishers, including both third party websites and our owned and operated websites. In this segment, we design, build, implement, manage and sell technology platforms and services. The majority of revenue generated by this segment is derived from clicks on advertisements, but we also generate revenue through sales commissions. Our technology and services offer transparency and alignment between advertisers and publishers through a sophisticated technology to target offers and predict fraud effectively, which we believe is a point of differentiation among service providers in our marketplace.

The Applications segment designs, builds and markets consumer applications, including our ALOT product portfolio and BargainMatch CashBack application. The majority of revenue generated by this segment is derived from clicks on advertisements and sponsored advertisements within applications.

Relocation of corporate headquarters

After completing the merger with Vertro, Inc. ("Vertro"), our leadership team began to explore opportunities for consolidation of our offices in New York City and Clearwater, FL. In the fourth quarter of 2012, the state of Arkansas offered us a grant to relocate our offices and operations to their state.

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years, maintaining at least fifty full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe the probability of being required to repay the grant is remote.

During the first quarter of 2013, we terminated our Clearwater, FL lease. In addition, on April 12, 2013, we entered into an agreement to sublease our New York, NY office. These activities will significantly reduce future cash outlays for rent. See Note 11 - Leases for further discussion.

Liquidity

During 2012, our liquidity was unfavorably affected by significant investments in search costs to increase downloads of our ALOT product. We are taking steps to reduce operating costs. Cost synergies from the merger with Vertro on March 1, 2012 are currently yielding approximately $2 million in annual cost savings. We project the move to Arkansas will save us approximately $2.5 million in annual rent, payroll and other operating costs. To conserve cash, we may from time to time delay payments to our website publishers and other vendors, which may affect their decisions to do business with us.

We also have access to a revolving line of credit with Bridge Bank, N.A. ("Bridge Bank"), which allows for up to $10 million in borrowings and had approximately $0.5 million in availability as of May 3, 2013.

We believe that the revolving line of credit and operating cost savings from the merger with Vertro and relocation to Arkansas will provide us with sufficient cash for operations over the next 12 months.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At March 31, 2013 and 2012 these two customers accounted for 82.2 percent and 82.7 percent of our gross accounts receivable balance, respectively. For the three months ended March 31, 2013 and 2012 they accounted for 91.3 percent and 88.4 percent of net revenue, respectively.

On February 1, 2013 we agreed to a new two year services agreement with Google. Our current contract with Yahoo! extends through April 2014.

Merger with Vertro

On March 1, 2012 we merged with Vertro, an Internet company that owns and operates the ALOT product portfolio, comprised of both browser-based consumer applications and websites. Among other things, the merger with Vertro:

•	enhanced our ability to attract advertisers, publishers and consumers;

•	diversified our revenue streams, mitigating our dependence on a single customer;

•	allowed us to leverage existing ALOT install and distribution capability, providing a vehicle for our consumer facing innovations like BargainMatch;

•	provided a greater footprint to access the debt and capital markets;

•	combined the experience of two digital marketing teams, broadening our capabilities and reducing time to market; and

•	eliminated overlapping operating and public company expenses, reducing combined costs by over $2 million per year.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012, we were notified by the Exchange that we were not in compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012 to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which ends December 2, 2013, though subject to periodic review to determine whether it is making progress consistent with the plan. As of March 31, 2013 our stockholders' equity was $4,088,853.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013.

Use of estimates

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, stock compensation and the value of stock-based compensation. In addition, we used significant assumptions in our valuation of the assets and liabilities acquired with the acquisition of Vertro. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Accounting for headquarters relocation grant

During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognize the grant funds into income as a reduction of the related expense in the period in which those expenses are recognized. We defer grant funds related to capitalized costs and classify them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. Grant funds received are presented on the consolidated statements of cash flows as operating or investing cash flows depending on the classification of the underlying spend.

Recent accounting pronouncements

Accounting Standards Update ("ASU") 2012-02: In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This guidance aligns the impairment testing guidance for indefinite-lived intangible assets with the impairment testing guidance for goodwill. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this statement is not expected to have an impact on our financial position or results of operations.

Other recent accounting pronouncements issued by standard setters did not or are not believed to have a material impact on our present or future consolidated financial statements.

Change in accounting estimate

During the first quarter of 2013, as a result of changes in our Baby to Bee business, we completed an assessment of the useful life of our names database intangible asset, which were being amortized over a useful life of 9 months. As a result, we determined that our names database purchases no longer have a useful life. We recognized a charge of $322,771 against the data acquisition line in cost of revenue during the first quarter of 2013 to expense the remaining balance of the asset, and we began to expense fully our names purchases during the month in which they are acquired.

Reclassifications

Certain reclassifications have been made to historical periods to conform to current classification. These reclassifications had no effect on total stockholders' equity or net loss.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows:

	March 31, 2013	December 31, 2012
Furniture and fixtures	$67,341	$421,425
Equipment	2,690,405	2,473,813
Software	7,551,077	8,018,509
Leasehold improvements	94,055	348,159
Subtotal	$10,402,878	$11,261,906
Less: accumulated depreciation and amortization	(8,446,159)	(9,151,135)
Total	$1,956,719	$2,110,771

During the three months ended March 31, 2013 and 2012 depreciation expense was $705,467 and $329,849, respectively.

Note 4 – Goodwill and Other Intangible Assets

The following is a schedule of our intangible assets from continuing operations as of March 31, 2013:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2013 Amortization Expense
Names database (1)	9 months	$17,417,397	$(17,417,397)	$—	$322,771
Bundled downloads (1)	4.5 months	2,447,075	(2,447,075)	—	5,894
Intangible assets classified as current		$19,864,472	$(19,864,472)	$—	$328,665
Customer list, Google	20 years	8,820,000	(477,750)	8,342,250	110,250
Customer list, all other	10 years	1,610,000	(174,421)	1,435,579	40,251
Exclusivity agreement	1 year	120,000	(120,000)	—	20,000
Trade names, ALOT (2)	5 years	960,000	(208,000)	752,000	48,000
Trade names, web properties (2)	Indefinite	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(980,171)	$10,919,829	$218,501
Goodwill		$5,760,808	$—	$5,760,808	n/a

(1)
The amortization of our names database and bundled downloads assets are included in cost of revenue. Effective during the first quarter of 2013, we determined our names database purchases no longer have a useful life. As a result, we recognized a charge of $322,771 in the first quarter of 2013 to expense the remaining balance.

(2)	Our ALOT trade names acquired through the merger with Vertro were determined to have a useful life of five years. Our Inuvo trade name intangible is indefinite-lived and is not amortized.

Our amortization expense over the next five years and thereafter as of March 31, 2013 is as follows:

2013	$595,503
2014	794,004
2015	794,004
2016	794,004
2017	634,004
Thereafter	6,918,310
Total	$10,529,829

Note 5 - Term and Credit Notes Payable

The following table summarizes our notes payable balances as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Term note payable - 4.25 percent at March 31, 2013 (prime plus 1.0 percent), due February 10, 2016	$3,888,888	$4,222,222
Revolving credit line - 3.75 percent at March 31, 2013 (prime plus 0.5 percent), due March 29, 2015	3,000,000	3,600,000
Total	$6,888,888	$7,822,222
Less: current portion	(1,333,333)	(1,333,333)
Long-term portion	$5,555,555	$6,488,889

Principal Payments:

Principal payments under the term note payable are due as follows as of March 31, 2013:

2013	$999,999
2014	1,333,333
2015	1,333,333
2016	222,223
Total	$3,888,888

Credit Facility

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan (the "Term Loan") and access to a revolving credit line (the "Revolver") of up to $10 million, which we use to help satisfy our working capital needs. We have provided Bridge Bank a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility.

Effective as of March 29, 2013 we agreed to a Third Business Financing Modification Agreement with Bridge Bank which, among other things, modifies our financial covenants and extends the maturity of the revolving line of credit to March 29, 2015.

Term Loan

The Term Loan is repayable in equal monthly installments through its maturity date of February 10, 2016.

Revolver

The Revolver provides for borrowings of up to $10 million. Available funds under the Revolver are 80 percent of eligible accounts receivable balances plus $1 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days past due.

Debt Compliance

The Third Business Financing Modification Agreement revised the targets for our financial covenants to an Asset Coverage Ratio, measured monthly, of not less than (i) 0.70 to 1.00 for February 2013 through May 2013, 0.80 to 1.00 for June 2013 through September 2013, 1.15 to 1.00 for October 2013 and November 2013, and 1.25 to 1.00 for December 2013 and all subsequent months; and a Debt Service Coverage Ratio, measured monthly on a trailing three month basis, of not less than 1.75 to 1.00 beginning February 28, 2013.

On March 8, 2013 Bridge Bank waived an event of default that occurred in January 2013. As of March 31, 2013 we were in compliance with all terms of the credit agreement.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	March 31, 2013	December 31, 2012
Accrued search costs	$1,111,439	$247,583
Accrued expenses and other	829,105	889,584
Accrued payroll and commission liabilities	738,309	522,082
Deferral of Arkansas grant, current portion	230,763	—
Accrued taxes	163,789	123,054
Capital leases, current portion	34,075	44,287
Accrued affiliate expenses	3,895	46,132
Total	$3,111,375	$1,872,722

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	March 31, 2013	December 31, 2012
Deferral of Arkansas grant, less current portion	$649,622	$—
Reserve for uncertain tax positions	506,453	506,453
Deferred rent	146,562	345,814
Capital leases – less current portion	42,002	47,372
Long-term deposits	32,738	32,738
Total	$1,377,377	$932,377

Note 8 - Income Taxes

We recognized an income tax benefit of $83,000 during the three months ended March 31, 2013, due to changes in our deferred tax liability associated with the amortization of intangible assets.

As of March 31, 2013 we have accrued $506,453 for uncertain tax positions recorded in other long-term liabilities.

Although we have a net deferred tax asset, we have concluded that we are unable to support a conclusion that it is more likely than not than any of this asset will be recognized. As such, the net deferred tax asset is fully reserved. In addition, we have a deferred tax liability of $4,016,000, primarily related to intangible assets recognized as a result of the acquisition of Vertro.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock awards ("RSAs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”). We also have options outstanding acquired from Vertro.

Stock-based compensation expense was $189,993 and $195,419 for the three months ended March 31, 2013 and 2012, respectively. The total compensation cost at March 31, 2013 related to non-vested awards not yet recognized was approximately $384,113 to be recognized over a weighted-average recognition period of 0.89 years.

During the first quarter of 2013, we granted to certain employees a total of 100,000 RSAs with a weighted average fair value of $0.72 per share. These shares vest ratably over three years.

On March 31, 2013, some of our employees voluntarily cancelled certain outstanding stock options for no consideration. As a result, 805,134 shares were cancelled and returned to 2005 LTIP and 2010 ECP plans. The cancellation of these options resulted in the recognition of $49,577 in additional stock-based compensation expense, which represented the fair value of the cancelled options that had not yet been recognized as of the date of cancellation.

As a result of the changes noted previously, the following table summarizes our 2005 LTIP and 2010 ECP plans as of March 31, 2013:

	Options Outstanding	RSAs Outstanding	Awards Exercised	Available Shares	Authorized Shares
2010 ECP	285,998	46,095	1,035,000	2,168,852	3,535,945
2005 LTIP	33,748	107,730	246,779	611,743	1,000,000
Total	319,746	153,825	1,281,779	2,780,595	4,535,945

We also have 109,702 options outstanding under a plan acquired from Vertro. That plan is not authorized to issue any additional shares.

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Those operations have ceased, but statutory requirements require a continued presence in the EU. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

We recognized net income (loss) from discontinued operations of $125,093 and ($1,709) for the three months ended March 31, 2013 and 2012, respectively. The increase in income during the first quarter of 2013 is related to the favorable resolution of a tax audit.

Note 11 - Leases

Rent expense from continuing operations was $147,088 and $273,972 for the three months ended March 31, 2013 and 2012, respectively. We have entered into several transactions during 2013 that will significantly lower our future expected rent obligations.

On January 25, 2013 we signed an amendment to our Clearwater, FL lease allowing us to terminate the lease at March 31, 2013 for a lump sum payment of $615,000. In addition, on April 12, 2013 we entered into an agreement to sublease our New York City office for $48,544 per month through January 30, 2016 after rent credits of $97,088 over the first three months of the term.

On January 31, 2013 we entered into an agreement to lease office space in Conway, AR for two years at a monthly rental rate of $8,400 which we prepaid in connection with our relocation to Arkansas for a discounted total of $193,200. A director and shareholder of Inuvo is the majority owner of the lessor of this space.

Contemplating each transaction noted above, minimum lease payments under non-cancelable operating leases and sublease income are as follows for the remainder of 2013 and subsequent periods:

	Lease Payments	Sublease Income
2013	$420,300	$300,873
2014	537,501	582,528
2015	547,967	582,528
2016	45,749	48,544
Total	1,551,517	1,514,473

Note 12 - Merger with Vertro, Inc.

On March 1, 2012, we merged with Vertro.  Pursuant to the terms and conditions of the merger agreement, Vertro became a wholly owned subsidiary of Inuvo and we issued to the Vertro stockholders 12,393,308 shares of our common stock for all the outstanding shares of Vertro common stock. Upon closing of the merger, all the shares of Vertro common stock, which traded under the symbol “VTRO,” were delisted from the NASDAQ Capital Market and ceased trading.

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

Unaudited Pro Forma Results of Operations

Pro forma results for the combined company for the three months ended March 31, 2012 would have been revenue of $12,551,951, net loss of ($4,080,253), and basic and diluted loss earnings per share of ($0.48). The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results.

Note 13 - Litigation and Settlements

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

Defendants in the Delaware Action moved to dismiss plaintiffs' complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012.  The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings.  The New York Court granted Defendants' motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants' motion to dismiss and the plaintiff's pending request for expedited discovery. Plaintiffs in the New York action then filed a Second Amended Complaint on June 19, 2012 and, on July 9, 2012, Defendants moved to dismiss that complaint for failure to state a claim. A hearing was held on January 31, 2013, regarding Defendants' motion to dismiss. A ruling on the motion to dismiss is pending.

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

Sabota Class Action; Case No.: 1:13-cv-01963 in the United States District Court for the Northern District of Illinois, Eastern Division. On March 13, 2013, the plaintiff filed this purported class action against us and a number of other defendants alleging violations of the Telephone Consumer Protection Act and Illinois Prizes and Gifts Act and seeking unspecified damages. The case is in the initial stages and Inuvo is vigorously defending the matter.

Note 14 - Segment Analysis

We operate our business as two segments, Network and Applications, which are described in Note 1 - Organization and Business. In 2012, we reorganized our segments and have retrospectively applied the current presentation to prior periods.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three months ended March 31, 2013 and 2012, which is consistent with how we manage the business internally. We currently only track certain assets at the segment level, so assets by segment are not presented below.

Net Revenue by Industry Segment

	Three Months Ended
	March 31, 2013		March 31, 2012
	$	% of Net Revenue	$	% of Net Revenue
Network	10,793,085	67.8%	6,384,088	72.8%
Applications	5,126,694	32.2%	2,383,061	27.2%
Total net revenue	15,919,779	100.0%	8,767,149	100.0%

 Gross Profit by Industry Segment

	Three Months Ended
	March 31, 2013		March 31, 2012
	$	Gross Profit %	$	Gross Profit %
Network	3,719,680	23.4%	1,482,947	16.9%
Applications	4,719,231	29.6%	1,936,451	22.1%
Total gross profit	8,438,911	53.0%	3,419,398	39.0%

Note 15 – Subsequent Events

In March 2013 we entered into an agreement to sublease our New York City office, which became effective in April 2012. The sublease provides for rent of $48,544 per month through January 30, 2016 after rent credits of $97,088 over the first three months of the term.

Note 16 - Related Party Transactions

On January 31, 2013 we entered into an agreement to lease office space in Conway, AR for two years at a monthly rental rate of $8,400 which we prepaid in connection with our relocation to Arkansas for a discounted total of $193,200. A director and shareholder of Inuvo is the majority owner of the lessor of this space.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Inuvo®, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that develops consumer applications and delivers targeted advertisements onto websites reaching desktop and mobile.

At its core, our business is built on the delivery of Internet advertisements to consumers. Most of our revenue is generated when a consumer clicks on an advertisement we have delivered, although we also generate revenue through sales commissions and sponsored advertisements. We manage our business as two segments, Network and Applications.

The Network segment facilitates transactions between advertisers and website publishers, including both third party websites and our owned and operated websites. In this segment, we design, build, implement, manage and sell technology platforms and services. The majority of revenue generated by this segment is derived from clicks on advertisements, but we also generate revenue through sales commissions. Our technology and services offer transparency and alignment between advertisers and publishers through a sophisticated technology to target offers and predict fraud effectively, which we believe is a point of differentiation among service providers in our marketplace.

The Applications segment designs, builds and markets consumer applications, including our ALOT product portfolio and BargainMatch CashBack application. The majority of revenue generated by this segment is derived from clicks on advertisements and sponsored advertisements within applications.

On March 1, 2012 we merged with Vertro, Inc. (“Vertro”). Vertro is an Internet company that owns and operates the ALOT product portfolio, comprised of both browser-based consumer applications and websites. Among other things, the merger with Vertro:

•	enhanced our ability to attract advertisers, publishers and consumers;

•	diversified our revenue streams, mitigating our dependence on a single customer;

•	allowed us to leverage existing ALOT install and distribution capability, providing a vehicle for our consumer facing innovations like BargainMatch;

•	provided a greater footprint to access the debt and capital markets;

•	combined the experience of two digital marketing teams, broadening our capabilities and reducing time to market; and

•	eliminated overlapping operating and public company expenses, reducing combined costs by over $2 million per year.

2013 Highlights

Upon integrating the Vertro acquisition from March 1, 2012, we have taken several significant steps to take costs out of the business and position ourselves for long-term success, including:

•	the renewal of our service agreement with Google;

•	the $1.75 million grant from the state of Arkansas and relocation of our corporate headquarters to Conway, AR;

•	the closing of our office in Clearwater, FL; and

•	the subleasing of our office in New York, NY.

Our relationship with Google is an important component of our overall growth strategy. The renewal allows the opportunity to expand our ALOT consumer applications.

On January 25, 2013, we agreed with the state of Arkansas to receive a grant of up to $1.75 million to relocate our corporate headquarters to Conway, Arkansas. In accepting the grant, we agreed to have at least 50 full-time equivalent, permanent positions in Arkansas within four years, and maintain that personnel level for another six years at a total average compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe the probability of being required to repay the grant is remote.

In conjunction with the relocation to Conway, we exited our Clearwater, FL office lease and found a subtenant for our office lease in New York City. In addition, we have procured space for a new data center in Arkansas, which will allow us to shut down our two data center facilities in New York City. Although the full benefit of these costs savings will not be seen until June, we expect to save approximately $120,000 per month as a result of these activities.

We believe these key strategic activities will help stabilize our financial performance and provide a path for long-term success for our business.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012, we were notified by the Exchange that we were not in compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012, to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which ends December 2, 2013, though subject to periodic review to determine whether it is making progress consistent with the plan. As of March 31, 2013 our stockholders' equity was $4,088,853.

Results of Operations

Net Revenue

Total net revenues by segment were as follows:

	Three Months Ended March 31,
	2013 ($)	% of Net Revenue	2012 ($)	% of Net Revenue	$ Change	% Change
Network	10,793,085	67.8%	6,384,088	72.8%	4,408,997	69.1%
Applications	5,126,694	32.2%	2,383,061	27.2%	2,743,633	115.1%
Total net revenue	15,919,779	100.0%	8,767,149	100.0%	7,152,630	81.6%

Net revenue in the first quarter of 2013 increased 82 percent compared to the net revenue of the first quarter of 2012. Both business segments contributed to the increase.

Net revenue of the Network segment increased 69 percent in the first quarter of 2013 over the same period of the prior year primarily due to the higher number of transactions driven through our owned and operated websites and through third party affiliates using the ValidClick platform. Revenues in the first quarter of 2012 were directly impacted by chargebacks from Yahoo! and the elimination of questionable traffic as our response to traffic irregularities on the network.

Due to recent changes in Yahoo! policies we have implemented adjustments to our traffic acquisition causing a decline in the volume of clicks and therefore revenue in the second half of March 2013. Recently we have seen improvements in the level of click volume. We plan to grow our Network segment through our owned and operated websites, such as local.alot.com. In addition, we will continue to focus on building our network of small to medium sized publishers, where the quality of responders to advertisements is most highly valued by advertisers. Finally, we plan to continue an aggressive expansion into solutions designed for use on mobile devices.

Net revenue of the Applications segment increased 115 percent in the first quarter of 2013 over the same period of the prior year primarily due to having only one month of ALOT revenue in the first quarter of 2012 since the acquisition of Vertro occurred on March 1, 2012. Recently we have seen a decline in click-through revenue and display advertising due to policy changes made by Google that have impacted our ability to acquire new users and once acquired to monetize them at historical levels. We expect these policy changes to continue to have an adverse effect on the Applications segment during the remainder of 2013.

During the remainder of 2013, we plan to expand the ALOT Appbar with an extension for the Chrome web browser. Currently, between five and ten percent of users visiting our landing pages each day are using Chrome and going unfulfilled. In addition to the Chrome browser extension, we are developing a number of new apps for the ALOT Appbar. We plan to expand the distribution of our BargainMatch application, one of our more promising products, by bundling it with the ALOT Appbar. We also will develop marketing campaigns specifically for BargainMatch, as well as a mobile version.

Cost of Revenue

	Three Months Ended March 31,
	2013 ($)	% of Net Revenue	2012 ($)	% of Net Revenue	$ Change	% Change
Affiliate expenses	6,847,494	43.0%	4,505,699	51.4%	2,341,795	52.0%
Data acquisition	427,651	2.7%	767,580	8.8%	(339,929)	(44.3)%
Merchant processing fees and product costs	205,723	1.3%	74,472	0.8%	131,251	176.2%
Total cost of revenue	7,480,868	47.0%	5,347,751	61.0%	2,133,117	39.9%

Cost of revenue was 40 percent higher in the first quarter of 2013 as compared to the same period in 2012. Affiliate payments represent the share of advertising click revenue we pay as commissions to our website publishers, and the increase in the first quarter of 2013 as compared to the first quarter of 2012 is reflective of the increase in revenue. These costs are directly tied to our Network revenues and will fluctuate accordingly.

Data acquisition costs consist of spend to acquire bundled downloads to drive revenue through our ALOT Appbar and spend to acquire names lists which we resell to advertisers. We have decreased our investment in these areas and expect that trend to continue. Also, during the first quarter of 2013, we determined that our names list purchases no longer have a useful life, and we expensed $322,771 to write off the remaining asset balance. In addition, we now expense the names lists fully in the month in which they are purchased.

Gross Profit

	Three Months Ended March 31,
	2013 ($)	% of Net Revenue	2012 ($)	% of Net Revenue	$ Change	% Change
Network	3,719,680	23.4%	1,482,947	16.9%	2,236,733	150.8%
Applications	4,719,231	29.6%	1,936,451	22.1%	2,782,780	143.7%
Total gross profit	8,438,911	53.0%	3,419,398	39.0%	5,019,513	146.8%

Gross profit increased 147 percent during the first quarter of 2013 as compared to the same period in 2012. The increase is primarily due to the acquisition of Vertro, along with the activities noted in the net revenue and cost of revenue discussions above.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2013 ($)	% of Net Revenue	2012 ($)	% of Net Revenue	$ Change	% Change
Search costs	4,692,889	29.5%	1,843,057	21.0%	2,849,832	154.6%
Compensation	1,993,325	12.5%	1,296,565	14.8%	696,760	53.7%
Selling, general and administrative	2,144,831	13.5%	1,985,463	22.6%	159,368	8.0%
Total operating expenses	8,831,045	55.5%	5,125,085	58.5%	3,705,960	72.3%

Operating expenses were 72 percent higher during the first quarter of 2013 as compared to the same period in 2012 primarily due to the acquisition of Vertro on March 1, 2012. Only one month of Vertro results is reported in the 2012 numbers.

Search costs have increased due to the growth of our owned and operated websites, particularly local.alot.com, and due to the fact that the first quarter of 2012 has only one month of search costs associated with the ALOT operations which were acquired March 1, 2012.

Compensation costs and selling, general and administrative costs are also higher due to the timing of the acquisition of Vertro, offset by synergies recognized from the Vertro merger in 2013. Continued improvement in our operating expense trends is expected in connection with the relocation of our headquarters to Conway, AR.

Other Expense

Other expense includes net interest expense for the periods presented. For the first quarter of 2013, other expense was $106,669, generated by interest paid on our credit facility debt with Bridge Bank. For the first quarter of 2012, other expense was $166,701. This included interest paid on credit facility debt as well as a $100,743 acceleration of deferred financing fees related to the termination of the previous credit facility with Bridge bank.

Income Taxes

We recognized an income tax benefit of $83,000 during the three months ended March 31, 2013, due to changes in our deferred tax liability associated with the amortization of intangible assets.

Income (loss) from Discontinued Operations

Discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. During the first three months of 2013, we recognized income from discontinued operation of $125,093, primarily driven by the favorable resolution of a tax audit. The net loss from discontinued operations for the three months ended March 31, 2012 was $1,709.

Liquidity and Capital Resources

Liquidity

During 2012, our liquidity was unfavorably affected by significant investments in search costs to increase downloads of our ALOT product. At March 31, 2013, we had a working capital deficit of approximately $4.0 million, approximately $0.5 million higher than our working capital deficit at December 31, 2012.

We are taking steps to reduce operating costs. Cost synergies from the merger with Vertro, Inc. on March 1, 2012 are currently yielding approximately $2.0 million in annual cost savings. In addition, we project the relocation to Arkansas will save us approximately $2.5 million in annual rent and payroll costs. To conserve cash, we may from time to time delay payments to our website publishers and other vendors, which may affect their decisions to do business with us.

Our revolving line of credit with Bridge Bank allows for up to $10 million in borrowings, and we have approximately $0.5 million in availability as of May 3, 2013.

We believe that the revolving line of credit and operating cost savings from the merger with Vertro and move to Arkansas will provide us with sufficient cash for operations over the next 12 months.

Cash Flows - Operating

Net cash provided by operating activities for the three months ended March 31, 2013 was $653,393, as compared to $814,957 for the same period in 2012.

During the first quarter of 2013, improvements in revenue and operating expenses produced a net loss of $290,710, which was offset by non-cash depreciation and amortization of $1,252,633 and stock-based compensation of $189,993. We paid down a portion of our current liabilities, resulting in a net use of cash in working capital of $388,466. We also saw significant and offsetting cash inflows and outflows related to our relocation to Arkansas. We spent $1,182,388 in operating cash flows related to the move while receiving $1,137,913 in related grant funds. We expect to collect the difference later in the year.

During the three months ended March 31, 2012, we generated a significant net loss of $1,874,097, which was partially offset by non-cash depreciation and amortization of $1,286,052 and stock-based compensation of $195,419. Working capital was a source of cash of $1,267,583 for the quarter as collections on accounts receivable outpaced payments on our current liabilities.

Cash Flows - Investing

Net cash used in investing activities was $197,218 during the first quarter of 2013. In connection with the move to Arkansas, we purchased new servers and other computer equipment for our data center and built out our new office. In total, we had cash outlays for capital expenditures of $517,127, offset by grant funds received from the state of Arkansas of $319,909. The remaining balance represents software development costs on our consumer-facing applications.

Net cash provided by investing activities in the first quarter of 2012 of $1,600,145 was primarily associated with the acquisition of Vertro, offset by the purchase of bundled downloads for the ALOT Appbar and capitalized development costs.

Cash Flows - Financing

Net cash used in financing activities was $611,418 for the first quarter of 2013. This was driven by net payments made on the credit facility of $948,916, offset by the release of $301,158 restricted cash which served as collateral for our letter of credit related to our Clearwater, FL office lease.

Net cash provided by financing activities during the first quarter of 2012 was $1,065,754, generated by net proceeds from the credit facility of $1,540,754. This was offset by the deposit of restricted cash to serve as collateral for our letter of credit related to the Clearwater, FL lease of $475,000.

Off Balance Sheet Arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2013, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We discuss material legal proceedings to which we are subject in our Annual Report on Form 10-K. Since the issuance of our most recent Form 10-K we were named as a defendant in the following case.

Sabota Class Action; Case No.: 1:13-cv-01963 in the United States District Court for the Northern District of Illinois, Eastern Division. On March 13, 2013, the plaintiff filed this purported class action against us and a number of other defendants alleging violations of the Telephone Consumer Protection Act and Illinois Prizes and Gifts Act and seeking unspecified damages. The case is in the initial stages and Inuvo is vigorously defending the matter.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 13, 2013. There have been no material changes to these risk factors since the Form 10-K was issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  Mine Safety and Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective as of March 29, 2013 we agreed to a Third Business Financing Modification Agreement with Bridge Bank which, among other things, modifies our financial covenants and extends the maturity of the revolving line of credit to March 29, 2015. It revised the targets for our financial covenants to an Asset Coverage Ratio, measured monthly, of not less than (i) 0.70 to 1.00 for February 2013 through May 2013, 0.80 to 1.00 for June 2013 through September 2013, 1.15 to 1.00 for October 2013 and November 2013, and 1.25 to 1.00 for December 2013 and all subsequent months; and a Debt Service Coverage Ratio, measured monthly on a trailing three month basis, of not less than 1.75 to 1.00 beginning February 28, 2013.

On April 12, 2013 we entered into an agreement to sublease our New York City office for $48,544 per month through January 30, 2016 after rent credits of $97,088 over the first three months of the term.

On January 31, 2013 we entered into an agreement to lease office space in Conway, AR for two years at a monthly rental rate of $8,400 which we prepaid in connection with our relocation to Arkansas for a discounted total of $193,200. A director and shareholder of Inuvo is the majority owner of the lessor of this space.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.6	Consent to Sublease with Trinity Church effective April 12, 2013 regarding the Company's New York office. *
10.7	Sublease with Shopkeep.com, Inc. effective April 12. 2013 regarding the Company's New York office. *
10.8	Third Business Financing Modification Agreement, dated March 29, 2013, effective May 1, 2013, with Bridge Bank, National Association. *
10.9	Lease with First Orion Corp. effective March 1, 2013 regarding the Company's Conway, AR office. *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date:	May 9, 2013	By: /s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

Date:	May 9, 2013	By: /s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer