Form 10-K/A
period 2012-12-31
INUVO, INC.
filed 2013-05-21
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO. 1
TO THE
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

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

EXPLANATORY PARAGRAPH

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), originally filed on March 13, 2013 with the Securities and Exchange Commission, solely for the purpose of filing a replacement to Exhibit 10.25 included in the Form 10-K. The Exhibit 10.25 filed herewith has been revised to the redacted information appearing in that exhibit as filed in the Form 10-K. No other changes have been made to the Form 10-K. This amendment also includes currently dated consents filed as Exhibits 31.1, 31.2, 32.1 and 32.2. This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K except as described herein.

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

10.22	Release Agreement dated December 19, 2012 by and between Peter A. Corrao and Inuvo, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 19, 2012.)
10.23	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission. ****
10.24	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development.* Commission. ****
10.25	Google Services Agreement, as of February 1, 2013, between Google Inc. and Vertro, Inc. */**
10.26	Lease Termination Agreement, dated January 29, 2013, between Inuvo, Inc. and Capital Growth of Clearwater, LLC. ****
10.27	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. (Incorporated by reference to Amendment No. 1 to Form 10-Q filed with the Securities and Exchange Commission on December 28, 2012).
21.1	Subsidiaries of the Registrant****
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *

101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***
_____________
*	Filed herewith.
**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

***	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.
****	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

Date: May 21, 2013	By:	/s/ Wallace D. Ruiz
Chief Financial Officer