Form 10-Q
period 2013-06-30
INUVO, INC.
filed 2013-08-08
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares outstanding at August 2, 2013
Common Stock	23,291,468

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	history of losses;

•	material dependence on our relationships with Yahoo! and Google;

•	relocation of our headquarters and data operations collocations;

•	ability to continue and expand relationships with Internet media, content, advertising and product providers;

•	dependence of our Network segment on relationships with distribution partners;

•	dependence of our Applications segment on our ability to maintain and grow our customer base and the estimations and assumptions we use in that segment;

•	dependence on our financing arrangements with Bridge Bank, N.A. which are collateralized by our assets;

•	possible need to raise additional capital;

•	ability to effectively compete;

•	need to keep pace with technology changes;

•	possible interruptions of services;

•	dependence on third-party providers;

•
liability associated with retrieved or transmitted information, failure to adequately protect personal information; security breaches and computer viruses, and other risks experienced by companies in our industry;

•	dependence on key personnel;

•	regulatory uncertainties;

•	failure to protect our intellectual property;

•	continued listing on the NYSE MKT;

•	fluctuations in our quarterly earnings and the trading price of our common stock;

•	ability to defend our company against lawsuits; and

•	outstanding warrants and options and potential dilutive impact to our stockholders.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, as filed with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash	$3,151,635	$3,381,018
Restricted cash	—	301,158
Accounts receivable, net of allowance for doubtful accounts of $214,978 and $231,542, respectively	4,718,335	5,400,290
Unbilled revenue	15,720	58,219
Intangible assets - current, net of accumulated amortization	—	328,665
Prepaid expenses and other current assets	670,256	467,957
Total current assets	8,555,946	9,937,307
Property and equipment, net	1,543,534	2,110,771
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	10,721,328	11,138,330
Other assets	479,205	182,387
Total other assets	16,961,341	17,081,525
Total assets	$27,060,821	$29,129,603
Liabilities and Stockholders’ Equity
Current liabilities
Term note payable - current portion	$1,333,333	$1,333,333
Accounts payable	7,579,497	10,196,930
Accrued expenses and other current liabilities	2,762,552	1,872,722
Total current liabilities	11,675,382	13,402,985
Long-term liabilities
Deferred tax liability	3,940,301	4,099,000
Term note payable and revolving credit line - long term	5,604,913	6,488,889
Other long-term liabilities	1,258,249	932,377
Total long-term liabilities	10,803,463	11,520,266
Stockholders’ equity
Preferred stock, $.001 par value; 500,000 authorized shares, none issued and outstanding	—	—
Common stock, $.001 par value; 40,000,000 authorized shares, issued shares of 23,667,995 and 23,586,186, respectively
Outstanding shares - 23,291,468 and 23,209,659, respectively	23,668	23,586
Additional paid-in capital	127,534,595	127,249,789
Accumulated deficit	(121,580,022)	(121,670,882)
Accumulated other comprehensive income	294	418
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	4,581,976	4,206,352
Total liabilities and stockholders' equity	$27,060,821	$29,129,603

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net revenue	$13,130,428	$12,873,981	$29,050,207	$21,641,133
Cost of revenue	6,964,311	6,097,341	14,445,179	11,445,093
Gross profit	6,166,117	6,776,640	14,605,028	10,196,040
Operating expenses
Search costs	2,993,165	5,422,936	7,686,054	7,265,993
Compensation	1,455,369	1,625,790	3,448,694	2,922,355
Selling, general and administrative	1,631,945	2,386,083	3,776,776	4,355,546
Total operating expenses	6,080,479	9,434,809	14,911,524	14,543,894
Operating income (loss)	85,638	(2,658,169)	(306,496)	(4,347,854)
Interest expense, net	(66,328)	(104,731)	(172,997)	(271,431)
Income (loss) from continuing operations before taxes	19,310	(2,762,900)	(479,493)	(4,619,285)
Income tax benefit (expense)	79,247	(45,977)	162,247	(61,977)
Net income (loss) from continuing operations	98,557	(2,808,877)	(317,246)	(4,681,262)
Net income (loss) from discontinued operations	283,015	(155,236)	408,108	(156,943)
Net income (loss)	381,572	(2,964,113)	90,862	(4,838,205)
Other comprehensive income
Foreign currency revaluation	(127)	(10,735)	(124)	(5,579)
Total comprehensive income (loss)	$381,445	$(2,974,848)	$90,738	$(4,843,784)
Basic and diluted net income (loss) per share:
From continuing operations	$0.01	$(0.12)	$(0.02)	$(0.25)
From discontinued operations	0.01	(0.01)	0.02	(0.01)
Net income (loss) per share	$0.02	$(0.13)	$—	$(0.26)
Weighted average shares outstanding
For basic earnings per share	23,290,479	23,484,733	23,271,159	19,022,387
For diluted earnings per share	23,323,158	23,484,733	23,271,159	19,022,387

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(Unaudited)

	2013	2012
Operating activities:
Net income (loss)	$90,862	$(4,838,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,955,701	3,956,384
Stock based compensation	300,413	386,864
Deferred income taxes	(158,699)	—
Corporate headquarters relocation costs, net of reimbursements	—	—
Amortization of financing fees	20,833	—
Adjustment of European liabilities related to discontinued operations	(306,036)	(53,021)
Provision for doubtful accounts	—	46,967
Other, net	2,830	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable and unbilled revenue	724,454	1,959,018
Prepaid expenses and other assets	(208,521)	23,138
Accounts payable	(2,311,397)	1,449,942
Accrued expenses and other liabilities	722,267	(3,220,248)
Other, net	(170,088)	(13,744)
Net cash provided by (used in) operating activities	662,619	(302,905)
Investing activities:
Purchases of equipment and capitalized development costs	(681,231)	(628,600)
Grant funds received for equipment and office construction	360,812	—
Acquisition of Vertro, Inc., net of stock issuance costs	—	2,424,383
Purchase of names database and bundled downloads	—	(2,184,076)
Net cash used in investing activities	(320,419)	(388,293)
Financing activities:
Proceeds from revolving credit line	3,500,000	3,000,000
Payments on revolving credit line	(3,717,309)	—
Payments on term note payable and capital leases	(692,908)	(3,550,658)
Proceeds from term note payable	—	5,000,000
Prepaid financing fees and other	37,600	—
Deposit to collateralize letter of credit	301,158	(475,000)
Net cash (used in) provided by financing activities	(571,459)	3,974,342
Effect of exchange rate changes	(124)	(5,579)
Net change – cash	(229,383)	3,277,565
Cash, beginning of period	3,381,018	4,413
Cash, end of period	$3,151,635	$3,281,978
Supplemental information:
Interest paid	$173,074	$238,501
Non-cash investing activities:
Issuance of stock as settlement of deferred compensation	$—	$915,750
Restricted advances on term note payable	$—	$475,000

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business Overview

Business Overview

Inuvo®, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that delivers targeted advertisements into websites reaching desktop and mobile devices.

At its core, our business is built on the delivery of Internet advertisements to consumers. Most of our revenue is generated when a consumer clicks on an advertisement we have delivered, although we also generate revenue through sales commissions and sponsored advertisements. We manage our business as two segments, Network and Applications.

The Network segment facilitates transactions between advertisers and partners' websites and applications, as well as our own websites and applications. We deliver targeted advertisements to both desktop and mobile devices. The majority of revenue generated by this segment is derived from clicks on advertisements. The proprietary technology platform that supports the Network segment provides advertisers and publishers numerous benefits, including performance reporting, targeting and fraud detection, all of which we believe differentiates us in our marketplace.

The Applications segment designs, builds and markets consumer applications, including our ALOT Appbar (the "Appbar") and its product portfolio and our BargainMatch CashBack application. The majority of revenue generated by this segment is derived from clicks on advertisements, sales commissions and sponsored advertisements within applications.

On March 1, 2012 we acquired Vertro, Inc. (the "March 2012 Acquisition" or "Vertro"), an Internet company that owns and operates the ALOT product portfolio, discussed in Note 13.

Relocation of corporate headquarters

During 2012, our leadership team began to explore opportunities for consolidation of our offices in New York City and Clearwater, FL. In the fourth quarter of 2012, the state of Arkansas offered us a grant to relocate our offices and operations to their state.

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years, maintaining at least fifty full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements.

During 2013, we have terminated our Clearwater, FL lease and subleased our New York City office. These activities will significantly reduce future cash outlays for rent. See Note 12 - Leases for further discussion.

Liquidity

During 2012, our liquidity was unfavorably affected by significant investments in search costs to increase consumer downloads of our Appbar product. Though we benefited from cost synergies from the March 2012 Acquisition, in response we took additional steps to reduce operating costs to improve our operating results and cash position. Further, we project the move to Arkansas will save us approximately $2.5 million in annual rent, payroll and other operating costs.

To conserve cash, we may from time to time delay payments to our website publishers and other vendors, which may affect their decisions to do business with us.

We also have access to a revolving line of credit with Bridge Bank, N.A. ("Bridge Bank"), which allows for up to $10 million in borrowings and had approximately $1.2 million in availability as of June 30, 2013.

We believe that the revolving line of credit, operating efficiencies and the relocation to Arkansas will provide us with sufficient cash for operations over the next 12 months.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At June 30, 2013 and December 31, 2012 these two customers accounted for 82.2 percent and 71.0 percent of our gross accounts receivable balance, respectively. For the three and six months ended June 30, 2013 they accounted for 92.8 percent and 92.0 percent of net revenue, respectively. For the three and six months ended June 30, 2012 they accounted for 68.6 percent and 76.6 percent of net revenue, respectively.

On February 1, 2013 we agreed to a new two year services agreement with Google. Our current contract with Yahoo! expires in April 2014.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012, we were notified by the Exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012 to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which ends December 2, 2013, though subject to periodic review to determine whether it is making progress consistent with the plan. As of June 30, 2013 our stockholders' equity was $4,581,976.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013, as amended on March 21, 2013.

Use of estimates

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, stock compensation and the value of stock-based compensation. In addition, we used significant assumptions in our valuation of the assets and liabilities acquired with the acquisition of Vertro. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Accounting for headquarters relocation grant

During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognize the grant funds into income as a reduction of the related expense in the period in which those expenses are recognized. We defer grant funds related to capitalized costs and classify them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. Grant funds received are presented on the consolidated statements of cash flows as operating or investing cash flows depending on the classification of the underlying spend. The grant contains certain requirements, discussed in Note 1, that would require us to repay a portion or all of the grant if certain requirements are not met. We expect to meet all such requirements, and we continually reassess this expectation. If circumstances arise in the future that cause us to conclude we will no longer meet these requirements, we may reserve for the expected loss during the period in which it is concluded that we will not meet the grant requirements.

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

Change in accounting estimate

During the first quarter of 2013, as a result of changes in our Baby to Bee business, we completed an assessment of the useful life of our names database intangible asset, which were being amortized over a useful life of nine months. As a result, we determined that our names database purchases no longer have a useful life. We recognized a data acquisition charge of $322,771 in cost of revenue during the first quarter of 2013 to write off the remaining balance of the asset. We now fully charge to expense our names purchases during the month in which they are acquired.

Reclassifications

Certain reclassifications have been made to historical periods to conform to current classification. These reclassifications had no effect on total stockholders' equity or net loss.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows:

	June 30, 2013	December 31, 2012
Furniture and fixtures	$67,341	$421,425
Equipment	2,718,555	2,473,813
Software	7,663,089	8,018,509
Leasehold improvements	73,630	348,159
Subtotal	$10,522,615	$11,261,906
Less: accumulated depreciation and amortization	(8,979,081)	(9,151,135)
Total	$1,543,534	$2,110,771

During the three and six months ended June 30, 2013 depreciation expense was $504,567 and $1,210,034, respectively. During the three and six months ended June 30, 2012, depreciation expense was $693,267 and $1,135,572, respectively.

Note 4 – Goodwill and Other Intangible Assets

The following is a schedule of our intangible assets from continuing operations as of June 30, 2013:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2013 Amortization Expense
Names database (1)	9 months	$17,417,397	$(17,417,397)	$—	$322,771
Bundled downloads (1)	4.5 months	2,447,075	(2,447,075)	—	5,894
Intangible assets classified as current		$19,864,472	$(19,864,472)	$—	$328,665
Customer list, Google	20 years	8,820,000	(588,000)	8,232,000	220,500
Customer list, all other	10 years	1,610,000	(214,672)	1,395,328	80,502
Exclusivity agreement	1 year	120,000	(120,000)	—	20,000
Trade names, ALOT	5 years	960,000	(256,000)	704,000	96,000
Trade names, web properties	Indefinite	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(1,178,672)	$10,721,328	$417,002
Goodwill		$5,760,808	$—	$5,760,808	n/a

(1)
The amortization of our names database and bundled downloads assets are included in cost of revenue. Effective during the first quarter of 2013, we determined our names database purchases no longer have a useful life. As a result, we recognized a charge of $322,771 in the first quarter of 2013 to expense the remaining balance.

Our amortization expense over the next five years and thereafter as of June 30, 2013 is as follows:

2013	$397,002
2014	794,004
2015	794,004
2016	794,004
2017	634,004
Thereafter	6,918,310
Total	$10,331,328

Note 5 - Term Note Payable and Revolving Credit Line

The following table summarizes our term note payable and revolving credit line balances as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Term note payable - 4.25 percent at June 30, 2013 (prime plus 1.0 percent), due February 10, 2016	$3,555,555	$4,222,222
Revolving credit line - 3.75 percent at June 30, 2013 (prime plus 0.5 percent), due March 29, 2015	3,382,691	3,600,000
Total	$6,938,246	$7,822,222
Less: current portion	(1,333,333)	(1,333,333)
Long-term portion	$5,604,913	$6,488,889

Principal Payments:

Principal payments under the term note payable are due as follows as of June 30, 2013:

2013	$666,666
2014	1,333,333
2015	1,333,333
2016	222,223
Total	$3,555,555

Credit Facilities

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan (the "Term Loan") and access to a revolving credit line of up to $10 million, which we use to help satisfy our working capital needs. We have provided Bridge Bank a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility.

Effective as of March 29, 2013 we agreed to a Third Business Financing Modification Agreement with Bridge Bank which, among other things, modifies our financial covenants and extends the maturity of the revolving line of credit to March 29, 2015.

Term Note Payable

The Term Note Payable is repayable in equal monthly installments through its maturity date of February 10, 2016.

Revolving Credit Line

Available funds under the revolving credit line are 80 percent of eligible accounts receivable balances plus $1 million, up to $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days past due. We had approximately $1.2 million in availability under the revolving credit line as of June 30, 2013.

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

On March 8, 2013 Bridge Bank waived an event of default that occurred in January 2013. As of June 30, 2013 we were in compliance with all terms of the credit agreement.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	June 30, 2013	December 31, 2012
Accrued search costs	$992,104	$247,583
Accrued expenses and other	833,578	935,716
Accrued payroll and commission liabilities	475,006	522,082
Deferral of Arkansas grant, current portion	242,225	—
Accrued taxes	187,982	123,054
Capital leases, current portion	31,657	44,287
Total	$2,762,552	$1,872,722

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	June 30, 2013	December 31, 2012
Deferral of Arkansas grant, less current portion	$547,516	$—
Reserve for uncertain tax positions	506,453	506,453
Deferred rent	137,781	345,814
Capital leases – less current portion	33,761	47,372
Long-term deposits	32,738	32,738
Total	$1,258,249	$932,377

Note 8 - Income Taxes

We have a deferred tax liability of $3,940,301 as of June 30, 2013, primarily related to our intangible assets. During the three and six months ended June 30, 2013, we recognized an income tax benefit of $79,247 and $162,247, respectively, due to the decrease of our deferred tax liability associated with the amortization of intangible assets.

Although we have a net deferred tax asset, we have concluded that we are unable to support a conclusion that it is more likely than not than any of this asset will be recognized. As such, the net deferred tax asset is fully reserved.

At June 30, 2013 we have accrued in other long-term liabilities $506,453 for uncertain tax positions.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock awards ("RSAs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”).

For the three and six months ended June 30, 2013, stock-based compensation expense was $110,420 and $300,413. For the three and six months ended June 30, 2012, stock-based compensation expense was $191,445 and $386,864, respectively.

The total compensation cost at June 30, 2013 related to non-vested awards not yet recognized was approximately $342,836 to be recognized over a weighted-average recognition period of 0.72 years.

During the first quarter of 2013, we granted to certain employees a total of 100,000 RSAs with a weighted average fair value of $0.72 per share. These shares vest ratably over three years. During the second quarter of 2013, we granted members of our board of directors a total of 80,000 RSAs with a weighted average fair value of $0.77 per share which vest on December 31, 2013.

On March 31, 2013, some of our employees voluntarily canceled certain outstanding stock options for no consideration. As a result, 805,134 shares were canceled and returned to 2005 LTIP and 2010 ECP plans. The cancellation of these options resulted in the recognition of $49,577 in additional stock-based compensation expense, which represented the fair value of the canceled options that had not yet been recognized as of the date of cancellation.

As a result of the changes noted previously, the following table summarizes our 2005 LTIP and 2010 ECP plans as of June 30, 2013:

	Options Outstanding	RSAs Outstanding	Awards Exercised	Available Shares	Authorized Shares
2010 ECP	276,998	46,095	1,035,000	2,177,852	3,535,945
2005 LTIP	33,748	187,730	246,779	531,743	1,000,000
Total	310,746	233,825	1,281,779	2,709,595	4,535,945

We also have 168,455 options outstanding under a separate plan which is not authorized to issue any additional shares.

Note 10 – Discontinued Operations

Certain of our subsidiaries operated in the European Union ("EU"). Though operations have ceased, statutory requirements require a continued presence in the EU for varying terms until April 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three and six months ended June 30, 2013 we recognized net income from discontinued operations of $283,015 and $408,108, respectively. For the three and six months ended June 30, 2012 we recognized net loss from discontinued operations of $155,236 and $156,943, respectively.

Net income from discontinued operations for 2013 is due to the favorable resolution of a tax audit and the reduction of certain accrued liabilities originating in 2009 and earlier years, which we determined are no longer likely to be paid. Net loss from discontinued operations for 2012 is related to appeals on a tax issue.

Note 11 - Earnings per Share

During the three months ended June 30, 2013, we generated net income from continuing operations. Accordingly, for this quarter certain of our outstanding stock options and restricted stock awards now have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the quarter.

For the Three Months Ended
June 30, 2013
Weighted average shares outstanding for basic EPS	23,290,479
Effect of dilutive securities
Options	13,156
Restricted stock awards	19,523
Weighted average shares outstanding for diluted EPS	23,323,158

In addition, we have potentially dilutive options and warrants. We have 443,201 outstanding stock options with a weighted average exercise price of $18.87. We also have 816,274 outstanding warrants with a weighted average exercise price of $2.37.

Note 12 - Leases

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

Contemplating each transaction noted above, minimum lease payments under non-cancellable operating leases and sublease income are as follows for the remainder of 2013 and subsequent periods:

	Lease Payments	Sublease Income
2013	$267,476	$242,720
2014	537,501	582,528
2015	547,967	582,528
2016	45,749	48,544
Total	1,398,693	1,456,320

For the three and six months ended June 30, 2013, rent expense from continuing operations was $60,394 and $332,759. For the three and six months ended June 30, 2012, rent expense from continuing operations was $207,482 and $606,731, respectively.

Note 13 - Acquisition of Vertro

On March 1, 2012, we acquired Vertro.  Pursuant to the terms and conditions of the merger agreement, Vertro became a wholly owned subsidiary of Inuvo and we issued to the Vertro stockholders 12,393,308 shares of our common stock for all the outstanding shares of Vertro common stock. Upon closing of the merger, all the shares of Vertro common stock, which traded under the symbol “VTRO,” were delisted from the NASDAQ Capital Market and ceased trading.

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

Unaudited Pro Forma Results of Operations

Pro forma results for the combined company for the six months ended June 30, 2012 would have been revenue of $25,425,932, net loss of ($7,047,982), and basic and diluted loss earnings per share of ($0.37). The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results.

Note 14 - Litigation and Settlements

Litigation and Settlement

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following litigation which is not incidental to its business:

Shareholder Class Action Lawsuits. In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment and the case has been remanded to the District Court.  In October 2012 the District Court entered an order maintaining the existing stay on discovery pending a ruling on the defendants' motion for summary judgment.

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

Express Revenue, Inc. v. Inuvo, Inc.; Case No. 10-44118-13, in the Circuit Court for the Seventeenth Judicial Circuit of Florida. On November 4, 2010, the plaintiff filed this lawsuit alleging breach of oral contract, and violation of Florida Statute §68.065, among other claims, and seeking approximately $30,000 for allegedly unpaid commissions dating back to 2009. The case was settled in August 2013 for an immaterial amount.

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

Sobota Class Action; Case No.: 1:13-cv-01963 in the United States District Court for the Northern District of Illinois, Eastern Division. On March 13, 2013, the plaintiff filed this purported class action against us and a number of other defendants alleging violations of the Telephone Consumer Protection Act and Illinois Prizes and Gifts Act and seeking unspecified damages. The plaintiff voluntarily dismissed the case against us in July 2013 with prejudice.

Note 15 - Segment Analysis

We operate our business as two segments, Network and Applications, which are described in Note 1 - Organization and Business. In 2012, we reorganized our segments and have retrospectively applied the current presentation to prior periods.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three and six months ended June 30, 2013 and 2012, which is consistent with how we manage the business internally. We currently only track certain assets at the segment level, so assets by segment are not presented below.

Net Revenue by Industry Segment

	For the Three Months Ended				For the Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	$	%	$	%	$	%	$	%
Network	10,090,434	76.8%	5,439,452	42.3%	20,883,519	71.9%	11,823,541	54.6%
Applications	3,039,994	23.2%	7,434,529	57.7%	8,166,688	28.1%	9,817,592	45.4%
Total net revenue	13,130,428	100.0%	12,873,981	100.0%	29,050,207	100.0%	21,641,133	100.0%

 Gross Profit by Industry Segment

	For the Three Months Ended				For the Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Network	3,400,971	33.7%	947,908	17.4%	7,120,651	34.1%	2,430,854	20.6%
Applications	2,765,146	91.0%	5,828,732	78.4%	7,484,377	91.6%	7,765,186	79.1%
Total gross profit	6,166,117	47.0%	6,776,640	52.6%	14,605,028	50.3%	10,196,040	47.1%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Inuvo®, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that delivers targeted advertisements into websites reaching desktop and mobile devices.

At its core, our business is built on the delivery of Internet advertisements to consumers. Most of our revenue is generated when a consumer clicks on an advertisement we have delivered, although we also generate revenue through sales commissions and sponsored advertisements. We manage our business as two segments, Network and Applications.

The Network segment facilitates transactions between advertisers and partners' websites and applications, as well as our own websites and applications. We deliver targeted advertisements to both desktop and mobile devices. The majority of revenue generated by this segment is derived from clicks on advertisements. The proprietary technology platform that supports the Network segment provides advertisers and publishers numerous benefits, including performance reporting, targeting and fraud detection, all of which we believe differentiates us in our marketplace.

The Applications segment designs, builds and markets consumer applications, including our ALOT Appbar (the "Appbar") and its product portfolio and our BargainMatch CashBack application. The majority of revenue generated by this segment is derived from clicks on advertisements, sales commissions and sponsored advertisements within applications.

On March 1, 2012 we acquired Vertro, Inc. (the "March 2012 Acquisition"), an Internet company that owns and operates the ALOT product portfolio.

2013 Highlights

We have taken several significant steps to take costs out of the business and position ourselves for long-term success, including:

•	the renewal of our service agreement with Google;

•	the $1.75 million grant from the state of Arkansas;

•	the relocation of our corporate headquarters to Conway, AR;

•	the closing of our office in Clearwater, FL;

•	the subleasing of our office in New York, NY; and

•	the relocation of our data centers from New York City to Arkansas.

On January 25, 2013, we agreed with the state of Arkansas to receive a grant of up to $1.75 million to relocate our corporate headquarters to Conway, Arkansas. In accepting the grant, we agreed to have at least 50 full-time equivalent, permanent positions in Arkansas within four years, and maintain that personnel level for another six years at a total average compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements.

In conjunction with the relocation to Conway, we exited our Clearwater, FL office lease and found a subtenant for our office in New York City. In addition, we have procured space for a new data center in Arkansas, which will allow us to shut down our two data center facilities in New York City. These activities are complete with the exception of the relocation of our two New York City data centers, which will be completed during the third quarter of 2013. All together, we expect these activities to contribute cost savings of approximately $120,000 per month.

As of June 30, 2013, we had 23 employees located in Arkansas, with immediate plans to hire at least three additional employees.

We believe these key strategic activities will improve our financial performance and provide a path for the long-term success of our business.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012, we were notified by the Exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than 6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012, to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which ends December 2, 2013, though subject to periodic review to determine whether it is making progress consistent with the plan. As of June 30, 2013 our stockholders' equity was $4,581,976.

Results of operations for the three months ended June 30, 2013 and 2012

Net Revenue

Total net revenues by segment were as follows:

	For the Three Months Ended June 30,
	2013	%	2012	%	$ Change	% Change
Network	$10,090,434	76.8%	$5,439,452	42.3%	$4,650,982	85.5%
Applications	3,039,994	23.2%	7,434,529	57.7%	(4,394,535)	(59.1)%
Total net revenue	$13,130,428	100.0%	$12,873,981	100.0%	$256,447	2.0%

Net revenue during the three months ended June 30, 2013 increased $256,447 compared to net revenue during the same period of 2012. Our Network segment saw an increase in net revenue, while the Applications segment saw a decline.

Net revenue of the Network segment increased $4,650,982, or 85.5 percent, in the second quarter of 2013 over the same period of the prior year. The increase is due to a higher number of transactions processed through our platform supporting owned and partner websites as well as growth in mobile. We experienced chargebacks and Yahoo policy changes in the first quarter of 2013, which impacted revenue in April and May, with subsequent recovery in June. We have focused growth activity within this segment towards owned and operated websites, the expansion to mobile and the deployment of intelligent Ad units for publishers.

Net revenue of the Applications segment decreased $4,394,535, or 59.1 percent, in the second quarter of 2013 over the same period of the prior year. The decline in revenue within this segment was the result of policy changes made by Google that have adversely impacted our ability to acquire new users and monetize them at historical levels. As a result, we have reduced the amount we spend to acquire Appbar users. Although resulting in fewer new Appbar users, this strategy allows us to allocate investment to more profitable areas of the business. We expect the business to stabilize during the remainder of 2013.

During 2013, we have released an ALOT Appbar extension for the Chrome web browser, allowing us to reach more web users with our consumer applications, and we have added additional apps to the Appbar. For the remainder of 2013, we plan to continue to launch new apps and explore distribution channels and other revenue opportunities.

Cost of Revenue

	For the Three Months Ended June 30,
	2013	%	2012	%	$ Change	% Change
Network	$6,689,463	96.1%	$4,491,544	73.7%	$2,197,919	48.9%
Applications	274,848	3.9%	1,605,797	26.3%	(1,330,949)	(82.9)%
Total cost of revenue	$6,964,311	100.0%	$6,097,341	100.0%	$866,970	14.2%

Cost of revenue was 14.2 percent higher in the second quarter of 2013 as compared to the same period in 2012.

Cost of revenue in our Network business was 48.9 percent higher in the second quarter of 2013 as compared to the same period in 2012. This is primarily due to payments to our website publishers, which are directly associated with the higher revenue. The higher cost of revenue was partially offset by a decline in data acquisition costs. Effective May 1, 2013, we no longer acquire names lists, which we bought to resell to advertisers.

The Applications segment saw a decline in cost of revenue of 82.9 percent during the second quarter of 2013 as compared to the same quarter a year ago. As discussed above, we have significantly decreased our investment in acquiring new users and expect customer acquisition expense to stabilize around current levels.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses, were as follows:

	For the Three Months Ended June 30,
	2013	% of Net Revenue	2012	% of Net Revenue	$ Change	% Change
Search costs	$2,993,165	22.8%	$5,422,936	42.1%	$(2,429,771)	(44.8)%
Compensation	1,455,369	11.1%	1,625,790	12.6%	(170,421)	(10.5)%
Selling, general and administrative	1,631,945	12.4%	2,386,083	18.5%	(754,138)	(31.6)%
Total operating expenses	$6,080,479	46.3%	$9,434,809	73.2%	$(3,354,330)	(35.6)%

Operating expenses decreased 35.6 percent during the second quarter of 2013 as compared to the same period in 2012.

Search costs decreased 44.8 percent due to a reduction in search spend to acquire Appbar users. This was partially offset by spend to grow owned and operated websites, particularly local.alot.com. We expect Appbar search spend to stabilize around current levels, while we expect search spend for our owned and operated websites to increase as we emphasize these services.

Compensation expense is 10.5 percent lower than the same period last year due to operational efficiencies and reduced payroll related to our relocation to Arkansas.

Selling, general and administrative costs declined 31.6 percent as compared to the same period in the prior year. This decline is primarily from cost savings related to the relocation to Arkansas and other operating efficiencies. We expect compensation and selling, general and administrative costs together to be optimized at approximately $1 million per month.

Interest Expense, net

For the second quarter of 2013, interest expense, net was $66,328. This primarily includes interest charges generated by our credit facility debt with Bridge Bank, offset by interest income of $30,000 for interest on our security deposit for a former office lease. For the same period in 2012, interest expense, net was $104,731, which represents interest on our Bridge Bank credit facility.

Income Taxes

We recognized an income tax benefit of $79,247 during the second quarter of 2013 due to a decrease in our deferred tax liability associated with the amortization of intangible assets. In the same period of 2012, income tax expense consisted of franchise taxes of $45,977.

Income (loss) from Discontinued Operations

Discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. During the second quarter of 2013, we recognized income from discontinued operation of $283,015, generated by a reduction of certain accrued liabilities originating in 2009 and earlier. The net loss from discontinued operations for the second quarter of 2012 was $155,236, driven by costs related to a denial of an appeal on a tax ruling.

Results of operations for the six months ended June 30, 2013 and 2012

Net Revenue

Total net revenues by segment were as follows:

	For the Six Months Ended June 30,
	2013	%	2012	%	$ Change	% Change
Network	$20,883,519	71.9%	$11,823,541	54.6%	$9,059,978	76.6%
Applications	8,166,688	28.1%	9,817,592	45.4%	(1,650,904)	(16.8)%
Total net revenue	$29,050,207	100.0%	$21,641,133	100.0%	$7,409,074	34.2%

Net revenue in the first six months of 2013 increased $7,409,074 compared to the net revenue for the same period of 2012.

The Network segment's net revenue increased $9,059,978, or 76.6 percent, in the first half of 2013 over the same period of the prior year due to a higher number of transactions processed through our platform supporting owned and partner websites as well as growth in mobile. We experienced chargebacks and Yahoo policy changes in the first quarter of 2013, which impacted revenue in April and May, with subsequent recovery in June.

Net revenue of the Applications segment decreased $1,650,904, or 16.8 percent, in the first half of 2013 over the same period of the prior year. The decline is driven by Google policy changes made in February 2013, as discussed previously.

Cost of Revenue

	For the Six Months Ended June 30,
	2013	%	2012	%	$ Change	% Change
Network	$13,762,868	95.3%	$9,392,687	82.1%	$4,370,181	46.5%
Applications	682,311	4.7%	2,052,406	17.9%	(1,370,095)	(66.8)%
Total cost of revenue	$14,445,179	100.0%	$11,445,093	100.0%	$3,000,086	26.2%

Cost of revenue was 26.2 percent higher in the first half of 2013 as compared to the same period in 2012.

Cost of revenue in the Network segment increased 46.5 percent as compared to the same period last year. This is directly related to the increase in revenue and is primarily due to payments to our website publishers, which are directly associated with the higher revenue. The higher cost of revenue was partially offset by a decline in data acquisition costs. Effective May 1, 2013 we are no longer spending to acquire names lists, which we bought to resell to advertisers. In March 2013, we determined that our names list purchases no longer had a useful life, and we recognized a charge of $322,771 in Network cost of revenue as a result.

The Applications segment saw a decline in cost of revenue of 66.8 percent as compared to the prior year. This decline is primarily due to 2012 purchases of bundled downloads to drive revenue through the Appbar. As discussed above, we have significantly decreased our investment in this distribution channel and expect customer acquisition expense to stabilize around current levels.

Operating Expenses

Operating expenses, which consist of search costs, compensation and selling, general and administrative expenses were as follows:

	For the Six Months Ended June 30,
	2013	% of Net Revenue	2012	% of Net Revenue	$ Change	% Change
Search costs	$7,686,054	26.5%	$7,265,993	33.6%	$420,061	5.8%
Compensation	3,448,694	11.9%	2,922,355	13.5%	526,339	18.0%
Selling, general and administrative	3,776,776	13.0%	4,355,546	20.1%	(578,770)	(13.3)%
Total operating expenses	$14,911,524	51.3%	$14,543,894	67.2%	$367,630	2.5%

Operating expenses increased 2.5 percent during the first half of 2013 as compared to the same period in 2012.

Search costs increased 5.8 percent due to the March 2012 Acquisition, partially offset by a reduction in search spend to acquire Appbar users as noted in the Applications revenue discussion. We expect to optimize Appbar search spend at current levels while we expect search spend for our owned and operated websites to increase.

Compensation expense is 18.0 percent higher than the same period last year as a result of the March 2012 Acquisition, offset by operating efficiencies and a reduced payroll related to our relocation to Arkansas.

Selling, general and administrative costs declined 13.3 percent as compared to the same period in the prior year. This decline is primarily from cost savings related to the relocation to Arkansas and operating efficiencies, which offset the increase in other expenses. In addition, the first half of 2012 includes approximately $436,000 of direct acquisition costs.

Interest Expense, net

For the first half of 2013, interest expense, net was $172,997. This primarily includes interest charges generated by our credit facility debt with Bridge Bank, offset by interest income of $30,000 for interest on our security deposit for a former office lease. For the same period in 2012, interest expense, net was $271,431, which represents interest on our Bridge Bank credit facility and a $100,743 charge related to the termination of the prior Bridge Bank financing arrangement.

Income Taxes

We recognized an income tax benefit of $162,247 during the second quarter of 2013 due to a decrease in our deferred tax liability associated with the amortization of intangible assets. In the same period of 2012, franchise taxes resulted in expense of $61,977 .

Income (loss) from Discontinued Operations

Discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. During the first six months of 2013, we recognized income from discontinued operation of $408,108, generated by a reduction of certain accrued liabilities originating in 2009 and earlier and the favorable resolution of a German tax audit. The net loss from discontinued operations for the six months ended June 30, 2012 was $156,943, driven by costs related to a denial of an appeal on a tax ruling.

Liquidity and Capital Resources

Liquidity

During 2012, our liquidity was unfavorably affected by significant investments in search costs to increase consumer downloads of our Appbar product. At June 30, 2013 we had a net working capital deficit of approximately $3.1 million. This is approximately $0.3 million less than our working capital deficit at December 31, 2012 and approximately $0.9 million less than our working capital deficit at March 31, 2013.

Though we benefited from operating efficiencies from the March 2012 Acquisition, we took additional steps to reduce our operating costs in response to our working capital deficit and unfavorable developments in our liquidity status in 2012. We project the relocation to Arkansas will save us approximately $2.5 million in annual rent and payroll costs.

To conserve cash, we may from time to time delay payments to our website publishers and other vendors, which may affect their decisions to do business with us.

Our revolving line of credit with Bridge Bank allows for up to $10 million in borrowings, and we had approximately $1.2 million in availability as of June 30, 2013.

We believe that cash flows from operations, the revolving line of credit and the relocation to Arkansas will provide us with sufficient cash for operations over the next 12 months. In addition, we do not have any commitments for capital expenditures. Though we do not have an additional external source of liquidity, we believe we could attract additional financing should the need arise.

Cash Flows - Operating

Net cash provided by operating activities for the six months ended June 30, 2013 was $662,619, as compared to a use of cash of $302,905 for the same period in 2012.

During 2013, we produced net income of $90,862, which included non-cash depreciation and amortization of $1,955,701 and stock-based compensation of $300,413. We paid down a portion of our current liabilities, resulting in a net use of cash in working capital of $1,243,285.

During the six months ended June 30, 2012, we generated a net loss of $4,838,205, which was partially offset by non-cash depreciation and amortization of $3,956,384 and stock-based compensation of $386,864. Working capital was a source of cash of $198,106 for the period as collections on accounts receivable outpaced payments on our current liabilities.

Cash Flows - Investing

Net cash used in investing activities was $320,419 during the first half of 2013. In connection with the move to Arkansas, we purchased new servers and other computer equipment for our data center and built out our new office. In total, we had cash outlays for capital expenditures of $681,231, offset by grant funds received from the state of Arkansas of $360,812. The remaining balance represents software development costs on our consumer-facing applications.

Net cash provided by investing activities in the first half of 2012 of $388,293 was primarily associated with the March 2012 Acquisition, offset by the purchase of bundled downloads for the Appbar and capitalized development costs.

Cash Flows - Financing

Net cash used in financing activities was $571,459 for the first half of 2013. This was driven by net payments made on the credit facility of $910,217, offset by the release of $301,158 in restricted cash which served as collateral for our letter of credit related to our Clearwater, FL office lease.

Net cash provided by financing activities during the first half of 2012 was $3,974,342, generated by net proceeds from the credit facility of $4,449,342, including proceeds from the new term note of $5,000,000. This was offset by the deposit of restricted cash to serve as collateral for our letter of credit related to the Clearwater, FL lease of $475,000.

Off Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2013, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Sobota Class Action; Case No.: 1:13-cv-01963 in the United States District Court for the Northern District of Illinois, Eastern Division. On March 13, 2013, the plaintiff filed this purported class action against us and a number of other defendants alleging violations of the Telephone Consumer Protection Act and Illinois Prizes and Gifts Act and seeking unspecified damages. The plaintiff voluntarily dismissed the case against us in July 2013 with prejudice.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 13, 2013, as amended, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

We depend on two customers for a significant portion of our revenues. We receive the majority of our revenue from two customers, Yahoo! and Google. During the three and six months ended June 30, 2013, we received 92.8 percent and 92.0 percent, respectively, of our net revenue from Yahoo! and Google. Our current contract with Yahoo! expires in April 2014, while our current contract with Google expires in January 2015. The amount of revenue we receive from these customers depends on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries. We will likely experience a significant decline in revenue and our business operations could be significantly harmed if:

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

We are transitioning our headquarters and operations from New York to Arkansas. We have accepted a grant of $1.75 million from the state of Arkansas to relocate our New York headquarters and Florida facilities to Arkansas and are in the process of transitioning our headquarters and operations. This transition has required and will continue to require the hiring and training of new employees in Arkansas. We may be unable to find employees with the requisite technical skills. We may not find adequate personnel early enough to learn and take on roles of departing employees who will not relocate. We are in the process of closing our two data operations collocations in New York and opening a new facility in Arkansas. We may be unable to make the transition of data operations without disruption causing loss of revenue and customers. We are obligated under the grant to provide employment to fifty persons with an average annual compensation of $90,000 within Arkansas by the fourth anniversary of the grant. If we are unable to do so, we will be obligated to reimburse the state on a pro rata formula basis up to the total amount of grant we received.

The success of our business is dependent on our ability to maintain and grow our active consumer base. Our Applications segment operates a portfolio of websites and consumer-oriented interactive products including appbars and home pages, deriving the majority of its revenue from advertisements directed towards consumers. The amount of revenue generated by the Applications segment is dependent on our ability to maintain and grow our user base. Factors that influence our ability to maintain and grow our active user base include, but are not limited to, government regulation, our monetization partner's client application guidelines, acceptance of our Appbar products and websites by consumers, the availability of advertising to promote our websites and Appbar products, third-party designation of Appbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising. Our Applications segment has suffered significant declines in its' user base due to changes in Google's client application guidelines and the availability of advertising to promote our Appbar products. While we believe that marketing and product changes will enable us to stabilize our Application segment, there can be no guarantee that we will be able to reverse current trends. We acquire users of our websites and ALOT products primarily through online advertising that we purchase from ad networks at prices agreed to based on expected rate of return. We have historically experienced difficulties in achieving cost effective distribution for ALOT products because we were unable to acquire our targeted number of users at desired prices. If we are unable to maintain and grow our active user base, it could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  Mine Safety and Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date:	August 8, 2013	By: /s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

Date:	August 8, 2013	By: /s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer