Form 10-Q
period 2013-09-30
Inuvo, Inc.
filed 2013-10-31
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares outstanding at October 25, 2013
Common Stock	23,291,468

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	history of losses;

•	material dependence on our relationships with Yahoo! and Google;

•	ability to continue and expand relationships with Internet media, content, advertising and product providers;

•	dependence of our Partner Network segment on relationships with distribution partners;

•	dependence of our Owned and Operated Network segment on our ability to maintain and grow our customer base and the estimates and assumptions we use in that segment;

•	dependence on our financing arrangements with Bridge Bank, N.A. which are collateralized by our assets;

•	possible need to raise additional capital;

•	ability to effectively compete;

•	need to keep pace with technology changes;

•	possible interruptions of services;

•	dependence on third-party providers;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash	$3,635,871	$3,381,018
Restricted cash	—	301,158
Accounts receivable, net of allowance for doubtful accounts of $186,660 and $231,542, respectively	4,333,949	5,400,290
Unbilled revenue	14,188	58,219
Intangible assets - current, net of accumulated amortization	—	328,665
Prepaid expenses and other current assets	695,153	467,957
Total current assets	8,679,161	9,937,307
Property and equipment, net	1,303,279	2,110,771
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets - long-term, net of accumulated amortization	10,522,827	11,138,330
Other assets	454,703	182,387
Total other assets	16,738,338	17,081,525
Total assets	$26,720,778	$29,129,603
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	7,325,331	10,196,930
Accrued expenses and other current liabilities	2,528,932	1,872,722
Term note payable - current portion	$1,333,333	$1,333,333
Total current liabilities	11,187,596	13,402,985
Long-term liabilities
Deferred tax liability	3,864,600	4,099,000
Term note payable and revolving credit line - long term	5,063,889	6,488,889
Other long-term liabilities	1,143,857	932,377
Total long-term liabilities	10,072,346	11,520,266
Stockholders’ equity
Preferred stock, $.001 par value; 500,000 authorized shares, none issued and outstanding	—	—
Common stock, $.001 par value; 40,000,000 authorized shares, issued shares of 23,667,995 and 23,586,186, respectively
Outstanding shares - 23,291,468 and 23,209,659, respectively	23,668	23,586
Additional paid-in capital	127,773,948	127,249,789
Accumulated deficit	(120,940,221)	(121,670,882)
Accumulated other comprehensive income	—	418
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	5,460,836	4,206,352
Total liabilities and stockholders' equity	$26,720,778	$29,129,603

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$14,509,050	$15,481,425	$43,559,257	$37,122,558
Cost of revenue	8,183,064	6,745,028	22,628,243	18,190,120
Gross profit	6,325,986	8,736,397	20,931,014	18,932,438
Operating expenses
Search costs	2,939,584	5,832,243	10,625,638	13,098,236
Compensation	1,412,842	1,634,063	4,727,936	4,518,618
Selling, general and administrative	1,360,610	2,393,826	5,270,986	6,787,183
Total operating expenses	5,713,036	9,860,132	20,624,560	24,404,037
Operating income (loss)	612,950	(1,123,735)	306,454	(5,471,599)
Other expense
Litigation settlement	—	(75,000)	—	(75,000)
Interest expense, net	(98,451)	(127,379)	(271,448)	(398,801)
Other expense, net	(98,451)	(202,379)	(271,448)	(473,801)
Income (loss) from continuing operations before taxes	514,499	(1,326,114)	35,006	(5,945,400)
Income tax benefit (expense)	75,699	(8,690)	237,946	(70,667)
Net income (loss) from continuing operations	590,198	(1,334,804)	272,952	(6,016,067)
Net income (loss) from discontinued operations	49,601	14,121	457,709	(142,821)
Net income (loss)	639,799	(1,320,683)	730,661	(6,158,888)
Other comprehensive income
Foreign currency revaluation	(294)	6,084	(418)	505
Total comprehensive income (loss)	$639,505	$(1,314,599)	$730,243	$(6,158,383)
Basic and diluted net income (loss) per share:
From continuing operations	$0.03	$(0.06)	$0.01	$(0.29)
From discontinued operations	—	—	0.02	(0.01)
Net income (loss) per share	$0.03	$(0.06)	$0.03	$(0.30)
Weighted average shares outstanding
For basic earnings per share	23,291,468	23,497,123	23,278,003	20,524,853
For diluted earnings per share	23,447,301	23,497,123	23,329,551	20,524,853

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(Unaudited)

	2013	2012
Operating activities:
Net income (loss)	$730,661	$(6,158,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,563,887	5,933,754
Stock based compensation	539,766	632,477
Deferred income taxes	(234,400)	—
Amortization of financing fees	27,083	—
Adjustment of European liabilities related to discontinued operations	(370,980)	(105,113)
Provision for doubtful accounts	(44,882)	77,245
Change in operating assets and liabilities, net of acquisition:
Accounts receivable and unbilled revenue	1,155,254	881,013
Prepaid expenses and other assets	(216,538)	266,338
Accounts payable	(2,500,619)	(158,232)
Accrued expenses and other liabilities	240,943	(1,002,159)
Other, net	2,827	1,010
Net cash provided by operating activities	1,893,002	367,445
Investing activities:
Purchases of equipment and capitalized development costs	(878,466)	(851,299)
Grant funds received for equipment and office construction	360,812	—
Acquisition of Vertro, Inc., net of stock issuance costs	—	2,470,755
Purchase of names database and bundled downloads	—	(2,873,822)
Net cash used in investing activities	(517,654)	(1,254,366)
Financing activities:
Proceeds from revolving credit line	(5,200,000)	3,808,742
Payments on revolving credit line	4,775,000	—
Payments on term note payable and capital leases	(1,033,835)	(4,424,768)
Proceeds from term note payable		5,000,000
Prepaid financing fees and other	37,600	—
Deposit to collateralize letter of credit	301,158	(300,497)
Net cash (used in) provided by financing activities	(1,120,077)	4,083,477
Effect of exchange rate changes	(418)	(505)
Net change – cash	254,853	3,196,051
Cash, beginning of period	3,381,018	4,413
Cash, end of period	$3,635,871	$3,200,464
Supplemental information:
Interest paid	$253,767	$238,501
Non-cash investing activities:
Issuance of stock as settlement of deferred compensation	$—	$915,750
Restricted advances on term note payable	$—	$300,000

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business Overview

Business Overview

Inuvo®, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that delivers targeted advertisements to websites and applications reaching both desktop and mobile devices.

We deliver content and advertisements over the Internet and generate revenue when an end user clicks on advertisements we have delivered. We manage our business as two segments, Partner Network and Owned and Operated Network. In the third quarter of 2013 we reorganized our segments and have retrospectively applied the current presentation to prior periods.

The Partner Network facilitates transactions between advertisers and our partners' websites and applications, reaching both desktop and mobile devices. The majority of revenue generated by this segment is derived from clicks on advertisements. The proprietary technology platform that supports this segment provides advertisers and publishers numerous benefits, including performance reporting, targeting and fraud detection, all of which we believe differentiates us in the marketplace.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment includes our mobile-ready ALOT websites, the ALOT Appbar (the "Appbar") and the BargainMatch CashBack application. The majority of revenue generated by this segment is derived from clicks on advertisements and sales commissions.

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

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years, maintaining at least fifty full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements. As of September 30, 2013, we had 28 employees located in Arkansas.

During 2013, we terminated our Clearwater, FL lease, subleased our New York City office and completed the relocation of our New York City data centers to a single location in Arkansas. As a result, our compensation and selling, general and administrative expenses together are now less than $1 million per month.

Liquidity

During 2012, our liquidity was unfavorably affected by significant investments in search costs to increase consumer downloads of our Appbar product. Although we realized operating efficiencies from the March 2012 Acquisition, we took additional steps to reduce our operating costs and improve our liquidity situation, most notably the relocation to Arkansas. As a result, cash flow from operations has increased and our net working capital deficit and outstanding bank debt have declined in 2013.

Despite our improving liquidity, we may from time to time delay payments to the Partner Network publishers and other vendors to conserve cash or manage risk, which may affect their decisions to do business with us.

We have access to a revolving line of credit with Bridge Bank, N.A. ("Bridge Bank") which had approximately $1.2 million in availability as of September 30, 2013.

We believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next 12 months.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At September 30, 2013 and December 31, 2012 these two customers accounted for 92.2 percent and 71.0 percent of our gross accounts receivable balance, respectively. For the three and nine months ended September 30, 2013 they accounted for 95.6 percent and 93.2 percent of net revenue, respectively. For the three and nine months ended September 30, 2012 they accounted for 91.6 percent and 86.5 percent of net revenue, respectively.

On February 1, 2013 we agreed to a new two year services agreement with Google. We agreed to a contract renewal with Yahoo! on October 10, 2013 which extends our relationship through April 2015.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012 we were notified by the Exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012 to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which the Exchange recently extended to April 24, 2014, though subject to periodic review to determine whether we are making progress consistent with the plan. As of September 30, 2013 our stockholders' equity was $5,460,836.

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

Change in accounting estimate

During the first quarter of 2013, as a result of changes in our Baby to Bee business, we completed an assessment of the useful life of our names database intangible asset, which were being amortized over a useful life of nine months. As a result, we determined that our names database purchases no longer have a useful life and should be expensed as incurred. We recognized a data acquisition charge of $322,771 in cost of revenue during the first quarter of 2013 to write off the remaining balance of the asset.

Reclassifications

Certain reclassifications have been made to historical periods to conform to current classification. These reclassifications had no effect on total stockholders' equity or net loss.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows:

	September 30, 2013	December 31, 2012
Furniture and fixtures	$67,341	$421,425
Equipment	2,503,838	2,473,813
Software	7,857,476	8,018,509
Leasehold improvements	66,903	348,159
Subtotal	$10,495,558	$11,261,906
Less: accumulated depreciation and amortization	(9,192,279)	(9,151,135)
Total	$1,303,279	$2,110,771

During the three and nine months ended September 30, 2013 depreciation expense was $409,685 and $1,619,719, respectively. During the three and nine months ended September 30, 2012, depreciation expense was $694,143 and $1,829,715, respectively.

Note 4 – Goodwill and Other Intangible Assets

The following is a schedule of our intangible assets from continuing operations as of September 30, 2013:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2013 Amortization Expense
Names database (1)	9 months	$17,417,397	$(17,417,397)	$—	$322,771
Bundled downloads (1)	4.5 months	2,447,075	(2,447,075)	—	5,894
Intangible assets classified as current		$19,864,472	$(19,864,472)	$—	$328,665
Customer list, Google	20 years	8,820,000	(698,250)	8,121,750	330,750
Customer list, all other	10 years	1,610,000	(254,923)	1,355,077	120,753
Exclusivity agreement	1 year	120,000	(120,000)	—	20,000
Trade names, ALOT	5 years	960,000	(304,000)	656,000	144,000
Trade names, web properties	Indefinite	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(1,377,173)	$10,522,827	$615,503
Goodwill		$5,760,808	$—	$5,760,808	n/a

(1)
The amortization of our names database and bundled downloads assets are included in cost of revenue. Effective during the first quarter of 2013, we determined our names database purchases no longer have a useful life. As a result, we recognized a charge of $322,771 in the first quarter of 2013 to expense the remaining balance.

Our amortization expense over the next five years and thereafter as of September 30, 2013 is as follows:

2013	$198,501
2014	794,004
2015	794,004
2016	794,004
2017	634,004
Thereafter	6,918,310
Total	$10,132,827

Note 5 - Term Note Payable and Revolving Credit Line

The following table summarizes our term note payable and revolving credit line balances as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Term note payable - 4.25 percent at September 30, 2013 (prime plus 1.0 percent), due February 10, 2016	$3,222,222	$4,222,222
Revolving credit line - 3.75 percent at September 30, 2013 (prime plus 0.5 percent), due March 29, 2015	3,175,000	3,600,000
Total	$6,397,222	$7,822,222
Less: current portion	(1,333,333)	(1,333,333)
Long-term portion	$5,063,889	$6,488,889

Principal Payments:

Principal payments under the term note payable are due as follows as of September 30, 2013:

2013	$333,333
2014	1,333,333
2015	1,333,333
2016	222,223
Total	$3,222,222

Credit Facilities

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan (the "Term Loan") and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility.

Effective as of March 29, 2013 we agreed to a Third Business Financing Modification Agreement with Bridge Bank which, among other things, modifies our financial covenants and extends the maturity of the revolving line of credit to March 29, 2015.

Term Note Payable

The Term Note Payable is repayable in equal monthly installments through its maturity date of February 10, 2016.

Revolving Credit Line

Available funds under the revolving credit line are 80 percent of eligible accounts receivable balances plus $1 million, up to $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days past due. We had approximately $1.2 million in availability under the revolving credit line as of September 30, 2013.

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

On March 8, 2013 Bridge Bank waived an event of default that occurred in January 2013. As of September 30, 2013 we were in compliance with all terms of the credit agreement.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of:

	September 30, 2013	December 31, 2012
Accrued search costs	$1,047,959	$247,583
Accrued expenses and other	785,087	935,716
Accrued payroll	223,642	522,082
Deferral of Arkansas grant, current portion	242,225	—
Accrued taxes	197,485	123,054
Capital leases, current portion	32,534	44,287
Total	$2,528,932	$1,872,722

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	September 30, 2013	December 31, 2012
Reserve for uncertain tax positions	506,453	506,453
Deferral of Arkansas grant, less current portion	450,376	—
Deferred rent	129,000	345,814
Capital leases, less current portion	25,290	47,372
Long-term deposits	32,738	32,738
Total	$1,143,857	$932,377

Note 8 - Income Taxes

We have a deferred tax liability of $3,864,600 as of September 30, 2013, related to our intangible assets. During the three and nine months ended September 30, 2013, we recognized an income tax benefit of $75,699 and $237,946, respectively, due to the decrease of our deferred tax liability associated with the amortization of the related intangible assets.

We also have a net deferred tax asset of approximately $20.0 million. We have evaluated this asset and are unable to support a conclusion that it is more likely than not that any of this asset will be realized. As such, the net deferred tax asset is fully reserved. We will continue to evaluate our deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

At September 30, 2013 we have accrued $506,453 in other long-term liabilities for uncertain tax positions.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”).

For the three and nine months ended September 30, 2013, stock-based compensation expense was $239,353 and $539,766, respectively. For the three and nine months ended September 30, 2012, stock-based compensation expense was $245,614 and $632,477, respectively. The total compensation cost at September 30, 2013 related to non-vested awards not yet recognized was approximately $575,887 to be recognized over a weighted-average recognition period of 0.48 years.

During the first quarter of 2013, we granted to certain employees a total of 100,000 RSUs with a weighted average fair value of $0.72 per share. These shares vest ratably over three years. During the second quarter of 2013, we granted members of our board of directors a total of 80,000 RSUs with a weighted average fair value of $0.77 per share which vest on December 31, 2013.

During the third quarter of 2013 we granted RSUs to certain executives and management employees as part of an equity compensation program. The program includes service-based and performance-based components. The service-based component of the plan granted 215,000 shares to certain executives and management employees effective July 31, 2013, which vest completely on February 1, 2014. The performance-based component of this plan allows for grants of between 235,000 and 435,000 shares based on certain 2013 financial targets. In the event the low end of the targeted financial results are not met, no shares will be issued under the performance-based component of the plan. The share price at the date of the grant was $0.87.

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

As a result of the changes noted previously, the following table summarizes our 2005 LTIP and 2010 ECP plans as of September 30, 2013:

	Options Outstanding	RSAs Outstanding	Awards Exercised	Available Shares	Authorized Shares
2010 ECP	258,998	46,095	1,037,250	2,193,602	3,535,945
2005 LTIP	33,748	187,730	246,779	531,743	1,000,000
Total	292,746	233,825	1,284,029	2,725,345	4,535,945

We also have 165,827 options outstanding under a separate plan which is not authorized to issue any additional shares.

We made additional grants in October 2013 not considered in the disclosures above. On October 6, 2013 we granted RSUs to certain executives and other employees totaling 428,500 shares. The share price at the date of the grant was $1.44 per share. These RSUs vest ratably on an annual basis over three years.

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations have ceased, statutory requirements require a continued presence in the EU for varying terms until April 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three and nine months ended September 30, 2013 we recognized net income from discontinued operations of $49,601 and $457,709, respectively. For the three and nine months ended September 30, 2012 we recognized net income (loss) from discontinued operations of $14,121 and ($142,821), respectively.

Net income from discontinued operations for 2013 is due to the favorable resolution of a tax audit and the reduction of certain accrued liabilities originating in 2009 and earlier years, which are no longer likely to be paid. Net loss from discontinued operations for 2012 is related to appeals on a tax issue.

Note 11 - Earnings per Share

During the three and nine months ended September 30, 2013, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards now have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.03 for each of the three and nine month periods ended September 30, 2013, respectively.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Weighted average shares outstanding for basic EPS	23,291,468	23,278,003
Effect of dilutive securities
Options	8,090	6,486
Restricted stock units	140,259	44,738
Warrants	7,484	324
Weighted average shares outstanding for diluted EPS	23,447,301	23,329,551

Options to purchase 440,573 shares with a weighted average exercise price of $18.86 per share and warrants to purchase 765,000 shares with a weighted average exercise price of $2.47 per share were excluded from the diluted shares calculations for the three and nine months ended September 30, 2013, because their exercise prices were higher than the average stock price for those periods. RSUs totaling 215,000 shares with a grant date price of $0.87 per share were excluded from the diluted EPS calculation for the nine months ended September 30, 2013, because the effect of including those shares would have been anti-dilutive. The performance-based RSUs described in Note 9, Stock-Based Compensation, were excluded from the diluted EPS calculation because the performance conditions had not been met.

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

Contemplating each transaction noted above, minimum lease payments under non-cancellable operating leases and sublease income are as follows for the remainder of 2013 and subsequent periods:

	Lease Payments	Sublease Income
2013	$135,291	$145,632
2014	537,501	582,528
2015	547,967	582,528
2016	45,749	48,544
Total	1,266,508	1,359,232

For the three and nine months ended September 30, 2013, rent expense from continuing operations was $15,405 and $222,888. For the three and nine months ended September 30, 2012, rent expense from continuing operations was $317,438 and $924,169, respectively.

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

Unaudited Pro Forma Results of Operations

Pro forma results for the combined company for the nine months ended September 30, 2012 would have been revenue of $40,907,356, net loss of $8,369,820, and basic and diluted loss per share of $0.41. The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results.

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

Note 15 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network, which are described in Note 1, Organization and Business. In the third quarter of 2013 we reorganized our segments and have retrospectively applied the current presentation to prior periods.

Listed below is a presentation of net revenue and gross profit by segment, which is consistent with how we manage the segments, for the three and nine months ended September 30, 2013 and 2012. Total assets by segment is not presented because we do not track assets at a segment level.

Net Revenue by Industry Segment

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	$	%	$	%	$	%	$	%
Partner Network	10,807,377	74.5%	6,472,905	41.8%	28,232,281	64.8%	17,713,488	47.7%
Owned and Operated Network	3,701,673	25.5%	9,008,520	58.2%	15,326,976	35.2%	19,409,070	52.3%
Total net revenue	14,509,050	100.0%	15,481,425	100.0%	43,559,257	100.0%	37,122,558	100.0%

 Gross Profit by Industry Segment

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Partner Network	2,793,999	25.9%	848,580	13.1%	6,456,050	22.9%	2,696,477	15.2%
Owned and Operated Network	3,531,987	95.4%	7,887,817	87.6%	14,474,964	94.4%	16,235,961	83.7%
Total gross profit	6,325,986	43.6%	8,736,397	56.4%	20,931,014	48.1%	18,932,438	51.0%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company Overview

Inuvo®, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that delivers targeted advertisements to websites and applications reaching both desktop and mobile devices.

We deliver content and advertisements over the Internet and generate revenue when an end user clicks on advertisements we have delivered. We manage our business as two segments, Partner Network and Owned and Operated Network. In the third quarter of 2013 we reorganized our segments and have retrospectively applied the current presentation to prior periods.

The Partner Network facilitates transactions between advertisers and our partners' websites and applications, reaching both desktop and mobile devices. The majority of revenue generated by this segment is derived from clicks on advertisements. The proprietary technology platform that supports this segment provides advertisers and publishers numerous benefits, including performance reporting, targeting and fraud detection, all of which we believe differentiates us in the marketplace.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment includes our mobile-ready ALOT websites, the ALOT Appbar (the "Appbar") and the BargainMatch CashBack application. The majority of revenue generated by this segment is derived from clicks on advertisements and sales commissions.

On March 1, 2012 we acquired Vertro, Inc. (the "March 2012 Acquisition" or "Vertro"), an Internet company that owns and operates the ALOT product portfolio, discussed in Note 13.

2013 Highlights

We have taken several significant steps in 2013 to position ourselves for long-term success, including:

•	the renewal of our service agreements with Yahoo! and Google;

•	the launch of our owned and operated health.alot.com and finance.alot.com websites;

•	the $1.75 million grant from the state of Arkansas;

•	the relocation of our corporate headquarters to Conway, AR;

•	the closing of our office in Clearwater, FL;

•	the subleasing of our office in New York City; and

•	the relocation of our data centers from New York City to Arkansas.

During 2013, we expanded our ALOT-branded websites and applications with the launch of health.alot.com and finance.alot.com. These sites are content rich, searchable, mobile-ready web properties that expand our growing suite of owned and operated websites.

On January 25, 2013, we agreed with the state of Arkansas to receive a grant of up to $1.75 million to relocate our corporate headquarters to Conway, AR. In accepting the grant, we agreed to have at least 50 full-time equivalent, permanent positions in Arkansas within four years, and maintain that personnel level for another six years at a total average compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements. As of September 30, 2013, we had 28 employees located in Arkansas.

In conjunction with the relocation to Arkansas, we exited our Clearwater, FL office lease, found a subtenant for our office in New York City and completed the relocation of our New York City data centers to a single location in Arkansas. As a result, our compensation and selling, general and administrative expenses together are now less than $1 million per month.

We believe the steps we have taken will continue to improve our financial performance and provide a path for the long-term success of our business.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012, we were notified by the Exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than 6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012, to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which the Exchange recently extended April 24, 2014, though subject to periodic review to determine whether we are making progress consistent with the plan. As of September 30, 2013 our stockholders' equity was $5,460,836.

Results of Operations

During the third quarter of 2013, we changed our segment presentation and have retrospectively applied the current presentation to prior periods. Financial results in 2012 include only seven months of activity related to the March 2012 acquisition.

Net Revenue

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013				September 30, 2013
	2013	2012	Change	% Change	2013	2012	Change	% Change
Partner Network	$10,807,377	$6,472,905	$4,334,472	67%	$28,232,281	$17,713,488	$10,518,793	59%
Owned and Operated Network	3,701,673	9,008,520	(5,306,847)	(59%)	15,326,976	19,409,070	(4,082,094)	(21%)
Net revenue	$14,509,050	$15,481,425	$(972,375)	(6%)	$43,559,257	$37,122,558	$6,436,699	17%

Our revenue mix has shifted significantly from the Owned and Operated Network to the Partner Network during 2013. Partner Network revenues make up 74% and 65% for the three and nine months ended September 30, 2013, respectively, as opposed to 42% and 48% for the same periods in the prior year.

The Partner Network delivers advertisements to our partners' websites and applications. Revenue growth in this segment is primarily attributable to an increase in the number of transactions processed through our platform supporting partner websites and growth in advertisements delivered to mobile devices. We have focused on recruiting small and medium-sized partners with high quality traffic, which we believe increases revenue per click and reduces our exposure to click fraud. We expect growth in this segment to be driven by advertisements delivered to mobile devices and the deployment of intelligent ad units for publishers.

Revenue in our Owned and Operated Network is generated through our consumer-facing ALOT websites, applications and Appbar. During 2012, we made significant investments to acquire Appbar users, which drove revenue growth in this segment during the latter half of 2012 and early 2013. In early 2013, Google implemented policy changes that adversely impacted our ability to acquire new Appbar users and monetize them at historical levels. In response, we significantly reduced our spend to acquire new users, and revenue has declined as users leave and are not replaced with new users. We expect the Appbar product to stabilize during the remainder of 2013, and intend to launch new apps and explore alternative distribution channels for the Appbar. Declines in Appbar revenue were partially offset by growth in our owned and operated websites. In addition, the year to date comparison is impacted as 2012 only includes seven months of revenue from the Appbar product, which was acquired in the March 2012 Acquisition. We intend to grow the Owned and Operated Network by launching a series of websites centered around the ALOT brand. Our first site, local.alot.com, launched in 2012 and features local, searchable directory listings. During the third quarter of 2013 we launched a second website, health.alot.com, and have since launched a third, finance.alot.com. These websites are content-rich and optimized for mobile and desktop devices, intended to capitalize on consumer demand for content and growth in traffic on mobile devices.

Cost of Revenue

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013				September 30, 2013
	2013	2012	Change	% Change	2013	2012	Change	% Change
Partner Network	$8,013,378	$5,624,325	$2,389,053	42.5%	$21,776,231	$15,017,011	$6,759,220	45.0%
Owned and Operated Network	169,686	1,120,703	(951,017)	(84.9)%	852,012	3,173,109	(2,321,097)	(73.1)%
Cost of revenue	$8,183,064	$6,745,028	$1,438,036	21.3%	$22,628,243	$18,190,120	$4,438,123	24.4%

Cost of revenue increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, driven by growth in the Partner Network.

Cost of revenue in the Partner Network is generated by payments to website publishers who host our advertisements. The increase in cost of revenue is directly associated with higher revenue in this segment and was partially offset by a decline in data acquisition costs. Effective May 1, 2013, we no longer acquire names lists which we previously bought to resell to advertisers.

The decrease in cost of revenue in the Owned and Operated Network was driven by our decision to reduce the level of investment in the Appbar. The spend in 2012 was primarily for bundled downloads of the Appbar, which was discontinued in 2013. Other cost of revenue in this segment consists of charges for web searches and cash back to our BargainMatch application users.

Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013				September 30, 2013
	2013	2012	Change	% Change	2013	2012	Change	% Change
Search costs	$2,939,584	$5,832,243	$(2,892,659)	(49.6)%	$10,625,638	$13,098,236	$(2,472,598)	(18.9)%
Compensation	1,412,842	1,634,063	(221,221)	(13.5)%	4,727,936	4,518,618	209,318	4.6%
Selling, general and administrative	1,360,610	2,393,826	(1,033,216)	(43.2)%	5,270,986	6,787,183	(1,516,197)	(22.3)%
Operating expenses	$5,713,036	$9,860,132	$(4,147,096)	(42.1)%	$20,624,560	$24,404,037	$(3,779,477)	(15.5)%

Operating expenses decreased in both the third quarter and year to date 2013 compared to the same periods last year.

Search costs include marketing expense to attract search traffic to our owned and operated websites as well as the marketing expense to acquire Appbar downloads. Search costs decreased in 2013 due to our decision to reduce the level of investment to acquire Appbar users. This was partially offset by spend to expand owned and operated websites. We expect search spend to increase as we launch additional ALOT websites and as the Appbar business stabilizes.

Compensation expense for the third quarter of 2013 declined as compared to the same period last year due to operational efficiencies and reduced payroll related to the relocation to Arkansas. Year to date compensation expense increased slightly as a result of severance charges recognized during the first half of 2013, and slightly lower expenses in 2012 as a result of only seven months of expenses related to the March 2012 Acquisition.

The decrease in selling, general and administrative costs is primarily from cost savings related to the relocation to Arkansas and other operating efficiencies. We expect compensation and selling, general and administrative costs together to be optimized at less than $1 million per month.

Other Expense, net

Other expense, net was $98,451 and $271,448 for the three and nine months ended September 30, 2013. Results in 2013 consist of interest charges on our credit facility with Bridge Bank, which were lower than interest charges in the same periods in 2012 due primarily to lower debt balances.

For the three and nine months ended September 30, 2012, other expense, net was $202,379 and $473,801 respectively. This consists of a $75,000 charge as the result of a litigation settlement in the third quarter of 2012, along with interest on the credit facility with Bridge Bank.

Income Taxes

We recognized an income tax benefit of $75,699 and $237,946 during the three and nine months ended September 30, 2013 due to a decrease in our deferred tax liability associated with the amortization of intangible assets. In the same periods of 2012, we recognized income tax expense consisting of franchise taxes of $8,690 and $70,667.

Income (loss) from Discontinued Operations

Discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. During the three and nine months ended September 30, 2013, we recognized income from discontinued operations of $49,601 and $457,709, respectively. During the third quarter, income was primarily generated by a reversal of accrued liabilities reaching the statute of limitations. Income for the year to date period was generated by a reduction of certain accrued liabilities originating in 2009 and prior years and the favorable resolution of a German tax audit.

During the three and nine months ended September 30, 2012, we recognized net income (loss) from discontinued operations of $14,121 and ($142,821), respectively. Net income for the quarter was due to the reversal of accrued liabilities reaching the statute of limitations, and the net loss for the year to date period was driven by costs related to a denial of an appeal on a tax ruling.

Liquidity and Capital Resources

Liquidity

During 2012, our liquidity was unfavorably affected by significant investments in search costs to increase consumer downloads of our Appbar product. Though we benefited from operating efficiencies from the March 2012 Acquisition, we took additional steps to reduce our operating costs in response, most importantly the relocation to Arkansas. Our compensation and selling, general and administrative expenses together are now less than $1 million per month.

As a result, our liquidity has improved. We have a net working capital deficit of approximately $2.5 million as of September 30, 2013. This is approximately $1.0 million less than the working capital deficit at December 31, 2012. During the same period we reduced total bank debt by approximately $1.4 million.

Our revolving line of credit with Bridge Bank had approximately $1.2 million in availability as of September 30, 2013.

Despite the improvement in net working capital and liquidity, we may from time to time delay payments to Partner Network publishers and other vendors to conserve cash or manage risk, which may affect their decisions to do business with us.

We believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next 12 months. We do not have any commitments for capital expenditures. Though we do not have an additional external source of liquidity, we believe we could attract additional financing should the need arise.

Cash Flows, Operating

Net cash provided by operating activities for the nine months ended September 30, 2013 was $1,893,002, as compared to a use of cash of $367,445 for the same period in 2012.

During the nine months ended September 30, 2013 we produced net income of $730,661, which included non-cash depreciation and amortization of $2,563,887 and stock-based compensation of $539,766. Working capital was a use of cash of $1,318,133, a result of reductions in our accounts payable balances.

During the nine months ended September 30, 2012, we generated a net loss of $6,158,888, which was partially offset by non-cash depreciation and amortization of $5,933,754 and stock-based compensation of $632,477. Working capital was a use of cash of $12,030 for the period.

Cash Flows, Investing

Net cash used in investing activities was $517,654 during the nine months ended September 30, 2013. In connection with the move to Arkansas, we purchased new servers and other computer equipment for our data center and built out our new office. In total, we had cash outlays for capital expenditures of $878,466, offset by grant funds received from the state of Arkansas of $360,812. The remaining balance represents software development costs on our consumer-facing websites and applications.

Net cash provided by investing activities in the same period of 2012 of $1,254,366 was primarily associated with the March 2012 Acquisition, offset by the purchase of bundled downloads for the Appbar and capitalized development costs.

Cash Flows, Financing

Net cash used in financing activities was $1,120,077 during the nine months ended September 30, 2013. We used excess cash generated by operations to make net payments on the credit facility of $1,425,000, offset by the release of $301,158 in restricted cash which served as collateral for our letter of credit related to our Clearwater, FL office lease.

Net cash provided by financing activities during the first half of 2012 was $4,083,477, generated by net proceeds from the credit facility of $4,383,974, including proceeds from the new term note of $5,000,000. This was offset by the deposit of restricted cash to serve as collateral for our letter of credit related to the Clearwater, FL lease of $300,497.

Off Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2013, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Note 14, Litigation and Settlements, for a discussion of outstanding legal proceedings.

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

We depend on two customers for a significant portion of our revenues. We receive the majority of our revenue from two customers, Yahoo! and Google. During the three and nine months ended September 30, 2013, we received 95.6 percent and 93.2 percent, respectively, of our net revenue from Yahoo! and Google. Our current contract with Yahoo! expires in April 2015, while our current contract with Google expires in January 2015. The amount of revenue we receive from these customers depends on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries. We will likely experience a significant decline in revenue and our business operations could be significantly harmed if:

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

The success of our business is dependent on our ability to maintain and grow our active consumer base. Our Owned and Operated Network segment operates a portfolio of websites and consumer-oriented interactive products including appbars and home pages, deriving the majority of its revenue from advertisements directed towards consumers. The amount of revenue is dependent on our ability to maintain and grow our user base. Factors that influence our ability to maintain and grow our active user base include, but are not limited to, government regulation, our monetization partner's client application guidelines, acceptance of our Appbar products and websites by consumers, the availability of advertising to promote our websites and Appbar products, third-party designation of Appbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising. Our Appbar product has suffered significant declines in its user base due to changes in Google's client application guidelines and the availability of advertising to promote our Appbar products. While we believe that marketing and product changes will enable us to stabilize the Owned and Operated Network segment, there can be no guarantee that we will be able to reverse current trends. We acquire users of our websites and ALOT Appbar products primarily through online advertising that we purchase from ad networks at prices agreed to based on expected rate of return. We have historically experienced difficulties in achieving cost effective distribution for ALOT Appbar products because we were unable to acquire our targeted number of users at desired prices. If we are unable to maintain and grow our active user base, it could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  Mine Safety and Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 10, 2013 we entered into Amendment #8 to our Yahoo! Publisher Network Contract. The amendment extends the term of the contract to April 24, 2015. We believe the amended agreement, taken as a whole, is comparable to our previously existing agreement with Yahoo!.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.28	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013. */***
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INUVO, INC.

Date:	October 30, 2013	By: /s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

Date:	October 30, 2013	By: /s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer