Form 10-Q/A
period 2013-09-30
Inuvo, Inc.
filed 2014-01-06
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares outstanding at October 25, 2013
Common Stock	2,291,468

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), originally filed on October 31, 2013 with the Securities and Exchange Commission, solely for the purpose of filing a replacement to Exhibit 10.28 included in the Form 10-Q. The Exhibit 10.28 filed herewith has been revised to add certainly previously redacted information appearing in that exhibit as filed in the Form 10-Q. No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q except as described herein.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS.

10.28	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013. ***

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

INUVO, INC.

Date:	January 6, 2014	By: /s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

2