Form 10-K/A
period 2012-12-31
Inuvo, Inc.
filed 2014-02-25
CIK 829323

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

Draft # 1- February 24, 2014
ATTORNEY WORK PRODUCT - CONFIDENTIAL

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of Inuvo, Inc. is being filed for the sole purpose of correcting a clerical error in which an exhibit was inadvertently omitted from the EDGAR filing of the Form 10-K as originally filed on March 13, 2013, as amended on May 21, 2013. This Amendment No. 2. contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 2 to the Form 10-K for the fiscal year ended December 31, 2012, as amended, to modify or update the other disclosures presented in the Form 10-K or the amendment previously filed. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K and the prior amendments previously filed and the registrant’s other filings with the SEC.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

Exhibit No.	Description

23.1	Consent of Mayer Hoffman McCann P.C.*
31.1	Rule 13a-14(a)/15d-14(a)certificate of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a)certificate of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer*

*    filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

Date: February 25, 2014	By: /s/ Wallace D. Ruiz
Chief Financial Officer