Form 10-K
period 2013-12-31
Inuvo, Inc.
filed 2014-03-10
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant's telephone number, including area code (501) 205-8508

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 28, 2013 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE MKT, was approximately $18.6 million.

As of February 28, 2014, there were 23,509,036 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2013, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	history of losses;

•	material dependence on our relationships with Yahoo! and Google;

•	dependence on our financing arrangements with Bridge Bank, N.A. which are collateralized by our assets;

•	covenants and restrictions in our grant agreement with the state of Arkansas;

•	possible need to raise additional capital;

•	dependence of our Partner Network segment on relationships with distribution partners;

•	introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability to maintain and grow our customer base and the estimates and assumptions we use in that segment;

•	ability to acquire traffic through other search engines;

•	lack of control over content and functionality of advertisements we display from third-party networks;

•	ability to effectively compete;

•	need to keep pace with technology changes;

•	fluctuations in our quarterly earnings and the trading price of our common stock;

•	possible interruptions of services;

•	dependence on third-party providers;

•
liability associated with retrieved or transmitted information, failure to adequately protect personal information; security breaches and computer viruses, and other risks experienced by companies in our industry;

•	dependence on key personnel;

•	regulatory and legal uncertainties;

•	ability to defend our company against lawsuits;

•	failure to protect our intellectual property;

•	risks from publishers who could fabricate clicks;

•	continued listing on the NYSE MKT; and

•	outstanding restricted stock grants warrants and options and potential dilutive impact to our stockholders.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - Risk Factors appearing in this report.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2012” means the fiscal year ended December 31, 2012, "2013" means the fiscal year ended December 31, 2013, and “2014” means the fiscal year ending December 31, 2014. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") is an internet marketing and technology company that delivers targeted advertisements to websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate most of our revenue when an end user clicks on the advertisements we have delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network. In the third quarter of 2013 we reorganized our segments and retrospectively applied the current presentation to prior periods.

The Partner Network delivers advertisements to our partners' websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement is clicked, and we share a portion of that revenue with our partners. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the billions of advertisements delivered monthly.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and the ALOT Appbar (the "Appbar") and is focused on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches or advertisements displayed on the websites.

Products and Services

We deliver content and targeted advertisements to internet users, described as follows.

Partner Network

The Partner Network provides advertising services to businesses and other owners of websites and applications looking to monetize their investments in desktop, tablet and mobile properties. These services are described below.

•
ValidClick: A proprietary software as a service platform that helps owners of websites and mobile applications monetize their properties. It offers a pay-per-click solution where advertisements are targeted to consumers based on demographics and search behaviors. We are able to provide ValidClick users with access to tens of thousands of advertisers.

•
Affiliate Management: We offer an affiliate management solution providing advertisers the ability to sign up, manage and track the activities of their publishers through a privately-branded platform with full data transparency. Typically, each advertising customer is supported by a customized software implementation.

Owned and Operated Network

Our consumer-facing offerings are provided under the ALOT brand through the Owned and Operated Network.

•
ALOT Sites: We build and operate websites under the ALOT brand. During 2012, we launched a local directory listing service at local.alot.com. During 2013, we expanded our portfolio by launching content-rich, mobile-ready sites at health.alot.com, finance.alot.com and careers.alot.com. We offer advertisements primarily through search results on these sites and generate revenue when a user clicks on an advertisement we have delivered.

•
ALOT Appbar: The Appbar is a software application that a user installs in their web browser. Once installed, the user can add a number of applications to the Appbar, which provides easy access to weather, radio, shopping, social networking and other useful information. We offer advertisements in searches performed through a search box on the Appbar and generate revenue through clicks on those advertisements. Users also have the option of setting www.alot.com as their home page and ALOT as their default search engine. We also generate revenue from the Appbar through affiliate distribution programs and the sale of information we gather about our users without the disclosure of personally identifiable information.

Key Relationships

Long-standing relationships with Yahoo! and Google allow us access to millions of advertisements and generate the majority of our revenue. These companies are our primary customers and supply advertisements which we distribute. These companies are also our primary suppliers, facilitating the vast majority of our keyword search advertising. We maintain multi-year service contracts with both companies and renewed agreements with both companies during 2013. In 2013, these two customers accounted for 93.7 percent of our total revenue.

Because our primary customers have significant influence in the marketplace, they will from time to time implement policy changes to drive changes to a user's web experience. Such changes may cause significant volatility in our revenue and earnings. The loss of either of these customers would have a material adverse effect on our business.

In addition to our key customer relationships, in the Partner Network we maintain important distribution relationships with owners and publishers of websites and mobile applications. Through our relationship with Yahoo! we provide these partners with advertisements through which they monetize their websites and mobile applications. We continuously monitor our partner's traffic with a variety of proprietary software tools that can determine the quality of the traffic that is viewing and clicking on served advertisements.

Strategy

Our Partner Network strategy has been to expand our network of small and medium-sized partners in an effort to diversify our network and improve traffic quality. As a result, revenues in this segment increased 38.5 percent in 2013 over 2012. We plan to continue this strategy into 2014 with a principal focus around the mobile channel. We plan to achieve our objectives by offering innovative ad units that offer competitive monetization to our partners.

During 2013 we significantly expanded our Owned and Operated Network, launching four ALOT-branded websites. We plan to continue to launch new sites and mobile applications in 2014. These websites are all mobile ready and designed to deliver engaging content to our users.

Sales and Marketing

We drive general awareness of our brands through various marketing channels including our website, social media, blogs, public relations, trade shows, conferences and similar means. Marketing for our products differs by segment.

The Partner Network employs sales professionals that build and maintain relationships with advertisers and partners. Owners and publishers of websites and mobile applications are recruited into our network, serving as a delivery vehicle for the advertisements within this segment.

The Owned and Operated Network uses various marketing and optimization techniques to drive traffic and build awareness for the sites.

Competition

We face significant competition in our industry. Competitors are increasing their suite of offerings across marketing channels as a means to better compete for total advertising dollars.

A significant number of our competitors in both segments have greater name recognition and are better capitalized than we are. Our ability to remain competitive in our market segment depends upon our ability to be innovative and to efficiently provide unique solutions to our customers and vendors. There are no assurances we will be able to remain competitive in our markets in the future.

Partner Network

Success in the Partner Network is dependent on recruiting and retaining owners and publishers of websites and mobile applications that distribute our advertisements. Our proprietary software platform, ability to quickly implement and provide new services, and access to thousands of advertisements are significant advantages for us in building our partner base. Our competitors include companies with direct access to advertisers, such as Yahoo! and Google, and a number of companies like ours with access to advertisements. Our partners face few barriers to switch advertising providers, so to compete effectively we must offer a better service than our competitors with a competitive rate of return for our partners.

Owned and Operated Network

Consumers have many choices in online content, and our success in the Owned and Operated Network is directly tied to our ability to provide easy access to valuable content and market it effectively. Our experience in search engine marketing and access to content providers helps us compete in this segment. We have many direct competitors, including Google, Yahoo!, MSN, Perion, Local.com and others, all of which offer online media or entertainment through websites, mobile apps or software products.

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

We strive to build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering controls into our critical components. We deliver our hosted solutions from facilities, geographically disbursed throughout the United States. Our applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified and corrective action is taken.

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

Employees

As of January 31, 2014 we had 34 full-time employees, none of which are covered by a collective bargaining agreement.

Seasonality

Our future results of operations may be subject to fluctuation as a result of seasonality. Historically, during the fourth quarter and the first quarter, it is more difficult for us to acquire traffic for our Owned and Operated Network and we see a decrease in traffic from our Partner Network distribution partners.  Additionally, online consumer traffic is generally lower during the summer months, as consumers spend less time on the Internet.  If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

History

We were incorporated under the laws of the state of Nevada in October 1987 in the oil and gas industry. This endeavor was not profitable, and from 1993 to 1997 we had essentially no operations. In 1997 we reorganized and through 2006 we acquired a number of companies involved in advertising and internet marketing. In 2009, we reassessed the array of businesses that had been acquired in the preceding years and sold or retired eleven businesses.

In May 2011 we exited the inbound telemarketing operations driven by our lead generation website www.babytobee.com. As a result, we terminated our outsourcing relationship with a telemarketing company we had hired to handle inbound calls and significantly scaled back this business.

In March 2012 we acquired Vertro, Inc. ("Vertro"), which owns and operates the ALOT product portfolio. This acquisition included the ALOT brand and the Appbar product, as well as a long-standing relationship with Google.

More Information

Our web site address is www.inuvo.com. We file with, or furnish to, the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as well as various other information. This information can be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page of our web site our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC.
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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2013, we have a history of net losses that have resulted in an accumulated deficit of $121,193,666 as of December 31, 2013. We cannot provide assurance that we can consistently generate a net income.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During 2013 they accounted for 64.8 percent and 28.9 percent of our revenues, respectively, and during 2012 they accounted for 47.8 percent and 41.5 percent, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of either of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

Failure to comply with the covenants and restrictions in our credit facility could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance on favorable terms. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had approximately $6.1 million in debt outstanding as of December 31, 2013. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

•	pay fees to the lender associated with the credit facility;

•	meet prescribed financial covenants;

•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;

•	provide financial information to the lender; and

•	refrain from any transfer of any of our business or property, subject to customary exceptions.

We have historically had difficulties meeting the financial covenants set forth in our credit agreement. Our lender has given us waivers in the past and reset our financial covenants several times. In the event of a breach of our covenants we cannot provide any assurance that our lender would provide a waiver or reset our covenants. A breach in our covenants could result in a default under the credit facility, and in such event Bridge Bank could elect to declare all borrowings outstanding to be due and payable. If this occurs and we are not able to repay, Bridge Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. We have an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant is contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. As of December 31, 2013 we had 32 employees located in Arkansas. Should this occur, we cannot assure you that our assets would be sufficient to repay our grant in full, we would be able to borrow sufficient funds to refinance the grant, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

If we are unable to raise additional capital as needed, our ability to grow our company and satisfy our obligations as they become due would be in jeopardy. We may need to raise significant additional capital to grow our company, fund our operating expenses and satisfy our obligations as they become due, including our revolving credit facility and term loan with Bridge Bank. Our revolving credit line has a balance of $3,254,745 as of December 31, 2013 and matures on March 29, 2015. We do not have any commitments to provide additional capital upon maturity of the revolving credit line and we cannot assure you that funds will be available with acceptable terms, if at all. If we do not raise funds as needed, our ability to provide for current working capital needs and satisfy our obligations would be in jeopardy. In this event, you could lose all of your investment us.

We are dependent upon relationships with and the success of our distribution partners. Our distribution partners are very important to the success of the Partner Network segment. We must recruit and maintain partners who are able to drive traffic successfully to their websites and mobile applications, resulting in clicks on advertisements we have delivered. These partners may experience difficulty in attracting and maintaining users for a number of reasons, including competition, rapidly changing markets and technology, industry consolidation and changing consumer preferences. Further, we may not be able to further develop and maintain relationships with distribution partners. They may be able to make their own deals directly with advertisers, may view us as competitors or may find our competitors offerings more desirable. Any of these potential events could have a material adverse affect on our business, financial position and results of operations.

We frequently introduce new products and services requiring significant investment, and such initiatives may not meet expectations in terms of viability, success or profitability. Initiatives such as our current initiative to launch new ALOT-branded owned and operated websites require significant financial investment. These investments include key personnel, technology infrastructure, marketing costs and others. We cannot assure you these initiatives will generate significant revenue or be profitable. If our initiatives do not meet our expectations, it could have a material adverse affect on our financial position and results of operations.

The success of our Owned and Operated Network business is dependent on our ability to acquire new users in a profitable manner and maintain our consumer base. The Owned and Operated Network operates our ALOT-branded websites and Appbar. This segment is dependent on our ability to maintain and grow our user base in a profitable manner. We use a predictive model to calculate the rate of return for new users, which includes estimates and assumptions derived from previously acquired users. If these estimates and assumptions are not accurate, we may not be able to effectively manage our advertising decisions and could acquire users in an unprofitable manner. In addition, we may not be able to maintain and grow our active user base for a number of reasons, including, but not limited to, acceptance of our Appbar products and websites by consumers, the availability of advertising to promote our websites and Appbar products, third-party designation of products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising. If we are unable to maintain and grow our active user base in a profitable manner, it could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of the traffic to our websites is acquired from other search engines, and the loss of the ability to acquire traffic could have a material adverse effect on our financial results. We advertise on search engine websites to get downloads of the Appbar and to drive traffic to our owned and operated websites. Our keyword advertising is done primarily with Google, but also with Yahoo! and Bing. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer.

We deliver advertisements to users from third-party ad networks which exposes our users to content and functionality over which we do not have ultimate control. We display pay-per-click, banner, cost per acquisition, and other forms of advertisements to users that come from third-party ad networks. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition and results of operations.

We are subject to significant competition in our industry. We compete with a variety of companies on a global scale and few barriers to entry exist in our market. In addition, many of our competitors are larger than us, have better name recognition and are better capitalized. As a result, we may not be able to keep pace with our competitors' marketing campaigns, pricing policies, technological advances. If we are unable to effectively adapt to competitive factors and compete effectively in the marketplace, it would have a material adverse affect on our business, results of operations, financial condition and the price of our common.

Our business must keep pace with rapid technological change to remain competitive. Our business operates in a market characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, enhancements, and changing customer demands. We must adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our services. This includes making our products and services compatible and maintaining compatibility with multiple operating systems, desktop and mobile devices, and evolving network infrastructure. If we fail to do this, our results of operations and financial position could be adversely affected.

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

Our services may be interrupted if we experience problems with our network infrastructure. The performance of our network infrastructure is critical to our business and reputation. Because our services are delivered solely through the internet, our network infrastructure could be disrupted by a number of factors, including, but not limited to:

•	unexpected increases in usage of our services;

•	computer viruses and other security issues;

•	interruption or other loss of connectivity provided by third-party internet service providers;

•	natural disasters or other catastrophic events; and

•	server failures or other hardware problems.

While we have data centers in multiple, geographically dispersed locations and active back-up and disaster recovery plans, we cannot assure you that serious interruptions will not occur in the future. If our services were to be interrupted, it could cause loss of users, customers and business partners, which could have a material adverse affect on our results of operations and financial position.

Our business relies on a number of third-party providers, and their failure to perform or termination of our relationships with them could harm our business. We license technologies from third parties to provide our services. Any failure on our part to comply with the terms of these licenses could result in the loss of our rights to continue using the licensed technology, and we could experience difficulties obtaining licenses for alternative technologies. Furthermore, any failure of these third parties to provide these and other services, or errors, failures, interruptions or delays associated with licensed technologies, could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Our business may incur liability for information retrieved from or transmitted through our applications, websites or website to which we link. Because we publish or make various information available on our applications and websites or through linked websites, we may be sued for, or incur liability related to, defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or other legal claims. Liability or expense relating to these types of claims could have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain the security of our data and network could damage our business and subject us to liability. In the course of business we handle data on our users, including credit card information. A breach of our security measures may compromise information we have gathered and subsequently expose us to litigation, fines from regulatory entities, further regulation and additional costs to protect such information. Such an event could also damage our reputation significantly. This could have a material adverse affect on our business, results of operations and financial condition.

We depend on key personnel, the loss of whom could harm our business. Our success depends in part on the retention of personnel critical to our business operations. Loss of key personnel may result in disruption of operations, loss of key business relationships or expertise, additional recruiting and training costs, and diminished anticipated benefits of acquisitions. Our future success is substantially dependent on the continued service of our key senior management. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future.

Regulatory and legal uncertainties could harm our business. While there are currently relatively few laws or regulations directly applicable to internet-based commerce or commercial search activity, there is increasing awareness of such activity and interest from state and federal lawmakers in regulating these services. New regulation of activities in which we are involved or the extension of existing laws and regulations to internet-based services could have a material adverse affect on our business, results of operations and financial position.

We may not successfully defend ourselves against litigation. We are a defendant in a several pending lawsuits in which the plaintiffs are seeking damages in significant amounts. If we are unable to satisfactorily defend against or settle these lawsuits, we may be subject to judgments in amounts which exceed our available capital which will damage our business and our ability to continue as a going concern.

We may face third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights. From time to time third parties have asserted infringement claims against us including copyright, trademark and patent infringement, among other things. While we believe that we have defenses to these types of claims under appropriate trademark laws, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us to significant liability for damages or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of management's time and attention.

We are subject to risks from publishers who could fabricate clicks either manually or technologically. Our business involves the establishment of relationships with website owners and publishers. In exchange for their consumer traffic, we provide an advertising placement service and share a portion of the revenue we collect with that website publisher. Although we have click fraud detection software in place, we cannot guarantee that we will identify all fraudulent clicks or be able to recover funds distributed for fabricated clicks. This risk could materially impact our ability to borrow, our cash flow and the stability of our business.

In the past we have been deficient in the continued listing standards of the NYSE MKT and there are no assurances we will be able to maintain compliance in the future. Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012, we were notified by the Exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012, to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which the Exchange recently extended April 24, 2014, though subject to periodic review to determine whether we are making progress consistent with the plan. In that event that our stock is delisted, it would likely be quoted in the over-the-counter market on the OTC Bulletin Board. The loss of our exchange listing would adversely impact the future liquidity of Inuvo's common stock and may make it more difficult for our stockholders to resell their shares. For the year ended December 31, 2013, net income was $477,216. We believe reporting a net income for the most recent fiscal year changes the Exchange's minimum requirement for continued listing to stockholders' equity of not less than $4,000,000. As of December 31, 2013, stockholder's equity was $5,341,866.

Significant dilution will occur if outstanding warrants and options are exercised or restricted stock unit grants vest. As of December 31, 2013, we had warrants and stock options outstanding to purchase a total of 1,275,297 shares with exercise prices ranging from $0.56 to $74.84 per share, with a weighted average exercise price of $8.04. We also had 729,320 restricted stock units outstanding. If outstanding warrants and stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant. See Note 2 to the financial statements for more details.

Our business is seasonal and our financial results may vary significantly from period to period. Our future results of operations may vary significantly from quarter to quarter and year to year because of  numerous factors, including seasonality. Historically, during the fourth quarter and the first quarter, it is more difficult for us to acquire traffic for our Owned and Operated Network and we see a decrease in traffic from our Partner Network distribution partners.  Additionally, online consumer traffic is generally lower during the summer months, as consumers spend less time on the Internet.  If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

We are parties to leases of office space in Conway, AR and New York City. The Conway lease includes 5,834 square feet of office space and serves as our corporate headquarters. This lease has been prepaid through February 2015. A director and shareholder of Inuvo is the majority owner of First Orion Corp., the lessor of this space. During 2013, we relocated from our office space in New York City and subleased it for the remaining life of the lease, through January 2016.

In addition to our office space, we maintain data center operations in third-party collocation facilities in Little Rock, AR and San Jose, CA.

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

Defendants in the Delaware Action moved to dismiss plaintiffs' complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012.  The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings.  The New York Court granted Defendants' motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants' motion to dismiss and the plaintiff's pending request for expedited discovery. Plaintiffs in the New York action then filed a Second Amended Complaint on June 19, 2012 and, on July 9, 2012, Defendants moved to dismiss that complaint for failure to state a claim. A hearing was held on January 31, 2013, regarding Defendants' motion to dismiss. In January 2014 the New York Court granted Defendants’ motion for summary judgment and dismissed the case with prejudice.

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida. This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. The litigation has not been actively prosecuted. Inuvo is actively defending this action, and the co-defendants' separate counsel is likewise defending the claim against the co-defendants.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol "INUV."  The following table sets forth the reported high and low last sale prices for our common stock for the following periods.

	High	Low
Year Ended December 31, 2013:
First Quarter	$1.11	$0.65
Second Quarter	$1.08	$0.57
Third Quarter	$1.33	$0.70
Fourth Quarter	$1.94	$1.15
Year Ended December 31, 2012
First Quarter	$1.44	$0.67
Second Quarter	$0.86	$0.48
Third Quarter	$0.73	$0.40
Fourth Quarter	$2.12	$0.74

As of February 28, 2014, the last reported sale price of the common stock on NYSE MKT was $1.23 and there were approximately 409 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the normal course of business if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to pay the dividends, or if we were to be dissolved at the time of distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, the frequency, and the amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. While our board of directors will make any future decisions regarding dividends, as circumstances surrounding us change, it currently does not anticipate that we will pay any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") is an internet marketing and technology company that delivers targeted advertisements to websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate most of our revenue when an end user clicks on advertisements we have delivered. We manage our business as two segments, Partner Network and Owned and Operated Network. In the third quarter of 2013 we reorganized our segments and retrospectively applied the current presentation to prior periods.

The Partner Network delivers advertisements to our partners' websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement is clicked, and we share a portion of that revenue with our partners. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the billions of advertisements delivered monthly.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and the ALOT Appbar is focused on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches or advertisements displayed on the websites.

On March 1, 2012 we completed the acquisition of Vertro, Inc. (“Vertro”), an internet company that owns and operates the ALOT product portfolio. This acquisition is discussed further in Note 15 to the financial statements.

2013 Overview

We took several significant steps in 2013 to position our business for long-term success. We have significantly reduced our compensation and administrative expense base, which helped drive net income in 2013. This will allow us to focus on expanding our product portfolio and growing revenue in the future.

Several significant activities contributed to success in 2013, including:

•	the renewal of our service agreements with Yahoo! and Google;

•	the launch of four new ALOT-branded web properties;

•	the $1.75 million grant from the state of Arkansas;

•	the relocation of our corporate headquarters to Conway, AR;

•	the closing of our office in Clearwater, FL;

•	the subleasing of our office in New York City; and

•	the relocation of our data centers from New York City to Arkansas.

During 2013, we expanded our ALOT-branded websites and applications with the launch of ALOT Health, ALOT Finance, ALOT Careers and ALOT Home. These sites are content rich, searchable, mobile-ready web properties that expand our growing suite of owned and operated websites.

On January 25, 2013, we agreed with the state of Arkansas to receive a grant of up to $1.75 million to relocate our corporate headquarters to Conway, AR. In accepting the grant, we agreed to have at least 50 full-time equivalent, permanent positions in Arkansas within four years, and maintain that personnel level for another six years at a total average compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements. As of December 31, 2013, we had 32 employees located in Arkansas.

In conjunction with the relocation to Arkansas, we exited our Clearwater, FL office lease, found a subtenant for our office in New York City and completed the relocation of our New York City data centers to a single location in Arkansas. As a result, our compensation and selling, general and administrative expenses together are now less than $3 million per quarter.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012 we were notified by the Exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012 to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which the Exchange recently extended to April 24, 2014, though subject to periodic review to determine whether we are making progress consistent with the plan. For the year ended December 31, 2013, net income was $477,216. We believe reporting a net income for the most recent fiscal year changes the Exchange's minimum requirement for continued listing to stockholders' equity of not less than $4,000,000. As of December 31, 2013, stockholder's equity was $5,341,866.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting practices (“GAAP”).  The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate estimates, including those related to our allowance for doubtful accounts receivable, goodwill and amortizable intangibles, stock-based compensation and income taxes, on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition - We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-10 Revenue Recognition-General. We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Most of our revenue is generated through clicks on advertisements presented on our properties or those of our partners. We recognize revenue from clicks in the period in which the click occurs. Payments to partners who display advertisements on our behalf are recognized as cost of revenue. Revenue from data sales and commissions is recognized in the period in which the transaction occurs and the other revenue recognition criteria are met.

Accounts Receivable and Allowance for Doubtful Accounts - We record our accounts receivable based upon the invoiced amount and they are considered past due when full payment is not received by the specified credit terms. We evaluate the collectability of our accounts receivable and establish an allowance for doubtful accounts based upon those estimates.  The allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill - Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We test goodwill for impairment at the reporting unit level on an annual basis as of December 31 of each year or more frequently if we believe indicators of impairment exist.

Under ASC 350, Companies may elect to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value is less than its carrying value then there is no impairment. Otherwise, the test progresses to a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. Companies may omit the qualitative assessment and proceed directly to the two-step testing process at their discretion.

During 2013 and 2012, we elected to proceed directly to the two-step testing process. We determined there was no impairment of goodwill during 2013 and 2012.

See Note 5, Intangible Assets and Goodwill, for more information.

Intangible Assets - We allocate a portion of the purchase price of acquisitions to identifiable intangible assets and we amortize definite-lived assets over their estimated useful lives. We consider our indefinite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As a result of our acquisition of Vertro in March 2012, we recognized an asset for the customer relationship with Google of $8,820,000 and assigned it a useful life of 20 years. A primary reason for acquiring Vertro was its relationship with Google. Up to the time of the acquisition, we principally had access to the Yahoo! inventory of advertisements. Among the many valuable assets acquired in the Vertro transaction was this Google relationship and the access it provided to an enormous inventory of advertisements. In addition, we acquired the ALOT brand, whose products are monetized through Google and has historically produced a better margin than monetization through Yahoo!. In determining the useful life of this asset, we considered the strategic importance of Vertro's strong relationship with Google. Vertro and its predecessor company had contracts and successful renewals with Google that date back to 2006. The most recent renewal was February 1, 2013, a year after the acquisition of Vertro. We expect the relationship with Google to continue through the 20 year amortization period and beyond.

At the time of the Vertro acquisition, we engaged a third party valuation service to determine the fair value of the acquired assets. At the close of the 2013 and 2012, we again engaged a third party valuation service to reassess the fair value of the acquired assets.

From time to time, both search marketplaces, Google and Yahoo!, may implement policy or marketplace changes. In January 2013 Google requested changes to our agreement that impacted marketing programs for one of our ALOT products, the Appbar, the result of which was a decline in the number of product installs. Since acquiring the ALOT brand in the Vertro acquisition, we have materially expanded the brand into a number of additional owned and operated websites and applications. We expect products within the brand to ebb and flow as customer preferences change and Google adjusts its marketplace policies. At the close of 2013, we considered the Google change and its effect on the recoverability of the acquired intangible asset. We determined that the asset continued to be recoverable despite the short-term impact to the Appbar product. We made this determination in part because of the recent success of other ALOT-branded and Google monetized products and because of the marketing improvements associated with the original changes. Between websites and applications, we have launched more than 20 new ALOT-branded products in 2013 and we expect to continue aggressively building out our Owned and Operated Network segment into the future.

We recorded no impairment of intangible assets during 2013 or 2012. See Note 5, Intangible Assets and Goodwill, for more information.

Income Taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. We believe it is more likely than not that none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2013 and 2012.

We have adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

See Note 9, Income Taxes, for more information.

Stock Awards and Stock Based Compensation - We value stock compensation based on the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of stock awards over the requisite employee service period.

The fair value of restricted stock awards is based on the market price of our common stock on the date of the grant. To value stock option awards, we use the Black-Scholes-Merton option pricing model. This model involves assumptions including the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. We recognize compensation expense in earnings over the requisite service period, applying a forfeiture rate to account for expected forfeitures of awards.

See Note 10, Stock-Based Compensation, for further details on our stock awards.

Accounting for headquarters relocation grant - During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognize the grant funds into income as a reduction of the related expense in the period in which those expenses are recognized. We defer grant funds related to capitalized costs and classify them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. Grant funds received are presented on the consolidated statements of cash flows as operating or investing cash flows depending on the classification of the underlying spend. The grant contains certain requirements, discussed in Note 1, that would require us to repay a portion or all of the grant if certain requirements are not met. We expect to meet all such requirements, and we continually reassess this expectation. If circumstances arise in the future that cause us to conclude we will no longer meet these requirements, we may reserve for the expected loss during the period in which it is concluded that we will not meet the grant requirements.

Recent Accounting Pronouncements - For a description of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies, which appears elsewhere in this report.

Results of Operations

During the third quarter of 2013, we changed our segment presentation and have retrospectively applied the current presentation to prior periods. Financial results in 2012 include only ten months of the acquisition of Vertro.

Net Revenue

	For the Years Ended December 31,
	2013	2012	Change	% Change
Partner Network	$35,859,352	$25,888,154	$9,971,198	38.5%
Owned and Operated Network	19,130,988	27,474,791	(8,343,803)	(30.4%)
Total net revenue	$54,990,340	$53,362,945	$1,627,395	3.0%

Our revenue mix has shifted significantly from the Owned and Operated Network to the Partner Network during 2013. Partner Network revenue was 65 percent of our total revenue in 2013 as compared to 49 percent in 2012.

The Partner Network delivers advertisements to our partners' websites and applications. Revenue growth in this segment is primarily attributable to an increase in the number of transactions processed through our ValidClick platform and growth in advertisements delivered to mobile devices. We have focused on recruiting partners with high quality traffic, which we believe increases revenue per click and reduces our exposure to click fraud. We expect growth in this segment to be driven by advertisements delivered to mobile devices and the deployment of intelligent ad units for publishers. During the fourth quarter of 2013, we experienced typical seasonality declines in the prices we get paid to deliver clicks to our suppliers. Additionally, we began to transition away from publishers that focus heavily on marketing models with non-standard traffic sources, shutting down a number of such publishers in the quarter and establishing a reserve of approximately $263,000 from revenue. We expect growth in this segment to be driven by advertisements delivered to mobile devices and the deployment of new advertising solutions to our publishers.

Revenue in our Owned and Operated Network is generated through our consumer-facing ALOT branded websites, applications and the ALOT Appbar. In early 2013, we decided as a result of changes in the marketplace, to transition away from the AppBar business and focus growth activity towards the Owned and Operated websites. We expect Appbar revenue to decline and website revenue to increase throughout 2014. We launched four new sites in 2013: ALOT Home, ALOT Health, ALOT Finance and ALOT Careers. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on growing consumer demand for content, delivered both on the desktop and on mobile devices. We intend to continue to expand our Owned and Operated Network by launching more websites and mobile applications under the ALOT brand. In 2012, Owned and Operated revenue includes ten months of revenue from the Appbar product.

Cost of Revenue

	For the Year Ended December 31,
	2013	2012	Change	% Change
Partner Network	$27,816,675	$21,617,426	$6,199,249	28.7%
Owned and Operated Network	968,212	4,018,084	(3,049,872)	(75.9%)
Cost of revenue	$28,784,887	$25,635,510	$3,149,377	12.3%

Cost of revenue in the Partner Network is generated by payments to website publishers who host our advertisements. The increase in cost of revenue is directly associated with higher revenue in this segment and was partially offset by a decline in costs of name lists, which we previously bought to resell to advertisers. Effective May 1, 2013, we no longer acquire names lists.

The decrease in cost of revenue in the Owned and Operated Network was driven by our decision to reduce the level of spend for bundled downloads of the Appbar. The spend in 2012 was primarily for bundled downloads of the Appbar, a marketing program, which was discontinued in 2013. Other cost of revenue in this segment consists of charges for web searches and cash back to our BargainMatch application users.

Operating Expenses

	For the Year Ended December 31,
	2013	2012	Change	% Change
Marketing costs	$14,389,493	$18,189,643	$(3,800,150)	(20.9%)
Compensation	6,022,526	6,700,016	(677,490)	(10.1%)
Selling, general and administrative	5,776,529	9,365,675	(3,589,146)	(38.3%)
Operating expenses	$26,188,548	$34,255,334	$(8,066,786)	(23.5%)

Operating expenses declined as compared to the prior year as a result of lower investment in marketing costs for the Appbar and expense savings resulting from the move to Arkansas.

Marketing costs include those expenses required to attract traffic to our owned and operated websites and to effect Appbar downloads. Marketing costs decreased in 2013 due to our decision to reduce the level of investment to acquire Appbar users. This was partially offset by the spend required to grow the owned and operated websites business. We expect marketing costs to increase in 2014 as we launch additional ALOT branded websites and mobile applications.

Compensation expense declined in 2013 as compared to last year due to operational efficiencies and reduced payroll related to the relocation to Arkansas. Compensation expense included severance charges of $258,135 and $505,000 in 2013 and 2012, respectively, related to the relocation to Arkansas in 2013 and the resignation of the former CEO in 2012.

The decrease in selling, general and administrative costs is primarily due to cost savings related to the relocation to Arkansas and other operating efficiencies. During the fourth quarter of 2013, we received a franchise tax refund and reduced our bad debt reserve as a result of improved collection of receivables, collectively resulting in a reduction of expense of approximately $420,000. We expect compensation and selling, general and administrative costs combined to remain at their current run rate of less than $3 million per quarter.

Other Expense, net

Other expense, net was $356,956 and $638,198 for the years ended December 31, 2013 and 2012, respectively. These charges primarily include interest on the credit facility with Bridge Bank, which declined as a result of lower balances during 2013. During 2012, we incurred a charge of $75,000 related to a litigation settlement.

Income (loss) from Discontinued Operations

Income (loss) from discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. During the year ended December 31, 2013, we recognized income from discontinued operations of $503,622, generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier and by a favorable resolution of a German tax audit. During the year ended December 31, 2012, we recognized a loss of $183,527 due to costs related to a denial of an appeal on a tax ruling.

Liquidity and Capital Resources

During 2012, our liquidity was unfavorably affected by significant investments in marketing costs to increase consumer downloads of our Appbar product. Although we realized operating efficiencies from the March 2012 Acquisition, we took additional steps to reduce our operating costs and improve our liquidity situation, most notably the relocation to Arkansas. As a result, cash flow from operations increased, the net working capital deficit decreased and the outstanding bank debt declined in the year ended December 31, 2013 compared to the prior year.

The fourth quarter results reflect the transition out of the ToolBar product into higher growth, content based, mobile ready websites and applications (see "Results of Operations"). The lower revenue in the quarter resulted in lower borrowing capacity which we dealt with by reducing operating expense and lengthening payables of some accounts. As a result, we negotiated a covenant waiver and modification of terms with Bridge Bank. N.A. ("Bridge Bank") (see Note 6, "Notes Payable"). We anticipate securing additional financing of $1 million in 2014 through debt or the sale of common stock. There are no assurances that additional financing will be available to us upon terms and conditions which are acceptable to our company.

We also have access to a revolving line of credit under our agreement, as amended with Bridge Bank which had approximately $393,000 in availability as of December 31, 2013.

We believe the revolving line of credit, cash generated by operations, and anticipated financing will provide sufficient cash for operations over the next twelve months.

Cash Flows - Operating

Net cash provided by operating activities was $1,809,623 during 2013. We produced net income of $477,216, which included non-cash depreciation and amortization expense of $3,055,182 and stock-based compensation expense of $686,745. The change in operating assets and liabilities was a use of cash of $1,535,921 due to stronger operating results that allowed us to pay down our accounts payable balances. Accounts receivable and accounts payable were also both affected by lower revenues and related payouts in December 2013 as compared to December 2012.

During 2012 we generated cash from operating activities of $990,674 and a net loss of $7,022,845 which was offset by non-cash depreciation and amortization expenses of $7,321,679 and stock-based compensation expenses of $842,752. Working capital was steady for the period.

Cash Flows - Investing

Net cash used in investing activities was $677,526 and $1,527,342 for 2013 and 2012, respectively.

Cash used in investing activities during 2013 primarily consisted of capitalized internal development costs, which are slightly lower than the previous year as a result of the decline in overall payroll costs related to the move to Arkansas. In addition, during 2012 we used $3,065,569 to purchase bundled downloads of our Appbar product and received $2,432,642 in cash as a result of the acquisition of Vertro.

Cash Flows - Financing

Net cash used in provided by financing activities was $1,375,544 during 2013. We used cash generated from operations to make net payments on the credit facility of $1,714,302, which was partially offset by the release of $301,158 in restricted cash which served as collateral for our letter of credit related to our Clearwater, FL office lease.

During 2012, net cash provided by financing activities was $3,912,855. Proceeds from the term note with Bridge Bank yielded $5,000,000, which was offset by net payments on the credit facility of $686,573 and the letter of credit on our Clearwater, FL office of $300,572.

Off Balance Sheet Arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2013, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2013 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2014 Annual Meeting of Shareholders to be filed on or prior to April 30, 2014 (the “Proxy Statement”) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-25.

2.  Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements herein.

3.   Exhibits (including those incorporated by reference).

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc. (Incorporated by reference and filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.)

2.2
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

4.3	Form of warrant to purchase 40,000 shares of common stock issued to Alliance Advisors, LLC (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
4.4	Form of warrant to purchase 10,000 shares of common stock issued to Alliance Advisors, LLC (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
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

10.3
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

10.5
Consent to Sublease with Trinity Church effective April 12, 2013 regarding the Company's New York office. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2013).

10.6
Third Business Financing Modification Agreement, dated March 29, 2013, effective May 1, 2013, with Bridge Bank, National Association. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2013).

10.7	Lease with First Orion Corp. effective March 1, 2013 regarding the Company's Conway, AR office. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2013).
10.8
Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013. (Incorporated by reference to Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q as filed on January 17, 2014).**

10.9	2010 Equity Compensation Plan (Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A as filed on April 30, 2010.)
10.1
Amendment to Lease, dated as of July 25, 2012, between Capital Growth of Clearwater, LLC, and Inuvo, Inc. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.)

10.11
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

10.13	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.14
Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.)

10.15	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.16	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.17	Amendment dated February 29, 2012 to 2010 Equity Compensation Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
10.18	Business Financing Agreement, dated March 1, 2012, with Bridge Bank, National Association (Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed on March 6, 2012.)
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

10.21	Release Agreement dated December 19, 2012 by and between Peter A. Corrao and Inuvo, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 19, 2012.)
10.22
Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).

10.23
Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).

10.24
Google Services Agreement, as of February 1, 2013, between Google Inc. and Vertro, Inc. (Incorporated by reference to Amendment No. 1 to Form 10-K filed with the Securities and Exchange Commission on May 21, 2013). **

10.25
Lease Termination Agreement, dated January 29, 2013, between Inuvo, Inc. and Capital Growth of Clearwater, LLC. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).

10.26
Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. (Incorporated by reference to Amendment No. 1 to Form 10-Q filed with the Securities and Exchange Commission on December 28, 2012).**

10.27	Fourth Business Financing Modification Agreement, dated March 6th, 2014, with Bridge Bank, National Association.*
21.1	Subsidiaries of the Registrant*
23.1	Consent of Mayer Hoffman McCann P.C.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

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

Inuvo, Inc.

March 10, 2014	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	March 10, 2014
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 10, 2014
Wallace D. Ruiz

/s/ Joseph P. Durrett	Director	March 10, 2014
Joseph P. Durrett

/s/ Charles D. Morgan	Director	March 10, 2014
Charles D. Morgan

/s/ Charles L. Pope	Director	March 10, 2014
Charles L. Pope

/s/ Patrick Terrell	Director	March 10, 2014
Patrick Terrell

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

March 10, 2014

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2013	2012
Assets
Current assets
Cash	$3,137,153	$3,381,018
Restricted cash	—	301,158
Accounts receivable, net of allowance for doubtful accounts of $62,845 and $231,542, respectively	3,609,825	5,400,290
Unbilled revenue	24,472	58,219
Intangible assets - current, net of accumulated amortization	—	328,665
Prepaid expenses and other current assets	510,968	467,957
Total current assets	7,282,418	9,937,307
Property and equipment, net	1,188,566	2,110,771
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	10,324,326	11,138,330
Other assets	379,513	182,387
Total other assets	16,464,647	17,081,525
Total assets	$24,935,631	$29,129,603

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	6,235,533	10,196,930
Accrued expenses and other current liabilities	2,386,226	1,872,722
Term and credit notes payable - current portion	2,548,333	1,333,333
Total current liabilities	11,170,092	13,402,985

Long-term liabilities
Deferred tax liability	3,788,903	4,099,000
Term and credit notes payable - long term	3,595,300	6,488,889
Other long-term liabilities	1,039,470	932,377
Total long-term liabilities	8,423,673	11,520,266

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 23,763,307 and 23,586,186, respectively; outstanding shares 23,386,780 and 23,209,659, respectively	23,763	23,586
Additional paid-in capital	127,908,328	127,249,789
Accumulated deficit	(121,193,666)	(121,670,882)
Accumulated other comprehensive income	—	418
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	5,341,866	4,206,352
Total liabilities and stockholders' equity	$24,935,631	$29,129,603

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2013	2012
Net revenue	$54,990,340	$53,362,945
Cost of revenue	28,784,887	25,635,510
Gross profit	26,205,453	27,727,435
Operating expenses
Marketing costs	14,389,493	18,189,643
Compensation	6,022,526	6,700,016
Selling, general and administrative	5,776,529	9,365,675
Total operating expenses	26,188,548	34,255,334
Operating income (loss)	16,905	(6,527,899)
Other expense, net
Litigation settlements	—	(75,000)
Interest expense, net	(356,956)	(563,198)
Other expense, net	(356,956)	(638,198)
Loss from continuing operations before taxes	(340,051)	(7,166,097)
Income tax benefit	313,645	326,779
Net loss from continuing operations	(26,406)	(6,839,318)
Net income (loss) from discontinued operations	503,622	(183,527)
Net income (loss)	477,216	(7,022,845)
Other comprehensive income
Foreign currency revaluation	(418)	418
Total comprehensive income (loss)	$476,798	$(7,022,427)

Per common share data
Basic and diluted
Net income (loss) from continuing operations	$—	$(0.33)
Net income (loss) from discontinued operations	0.02	(0.01)
Net income (loss)	$0.02	$(0.34)

Weighted average shares
Basic	23,281,439	21,004,235
Diluted	23,281,439	21,004,235

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2011	10,035,790	$10,422	$115,096,953	$(114,648,037)	$—	$(1,469,604)	$(1,010,266)
Stock issued to Vertro shareholders	12,393,308	12,394	11,118,589	—	—	—	11,130,983
Stock issuance costs	—	—	(687,678)	—	—	—	(687,678)
Issuance of warrants to purchase common stock	—	—	45,000	—	—	—	45,000
Retirement of treasury shares	—	(21)	(80,786)	—	—	80,807	—
Issuance of common stock to pay outstanding obligations under our deferred compensation program and bonus agreements	732,780	732	915,018	—	—	—	915,750
Stock issued for vested restricted stock awards	58,751	59	(59)	—	—	—	—
Shares withheld for taxes on restricted stock awards	(10,970)	—	—	—	—	(7,762)	(7,762)
Stock-based compensation	—	—	842,752	—	—	—	842,752
Net loss	—	—	—	(7,022,845)	—	—	(7,022,845)
Foreign currency translation	—	—	—	—	418	—	418
Balances as of December 31, 2012	23,209,659	$23,586	$127,249,789	$(121,670,882)	$418	$(1,396,559)	$4,206,352
Net income	—	—	—	477,216	—	—	477,216
Stock-based compensation	—	—	686,745	—	—	—	686,745
Refund of stock issuance costs	—	—	35,500	—	—	—	35,500
Stock options exercised	3,750	4	2,096	—	—	—	2,100
Stock issued for vested restricted stock awards	173,371	173	(173)	—	—	—	—
Foreign currency translation	—	—		—	(418)	—	(418)
Taxes withheld on vested restricted stock	—	—	(65,629)	—	—	—	(65,629)
Balances as of December 31, 2013	23,386,780	$23,763	$127,908,328	$(121,193,666)	$—	$(1,396,559)	$5,341,866

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
Operating activities:
Net income (loss)	$477,216	$(7,022,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,055,182	7,321,679
Deferred income taxes	(310,097)	(444,000)
Amortization of financing fees	33,333	98,223
Adjustment of European liabilities related to discontinued operations	(459,473)	(160,000)
(Recovery) Provision for doubtful accounts	(137,362)	299,565
Stock based compensation	686,745	842,752
Warrant issuance to Bridge Bank	—	45,000
Change in operating assets and liabilities, net of acquisition:
Accounts receivable and unbilled revenue	1,961,574	1,811,832
Prepaid expenses and other assets	36,587	592,143
Accounts payable	(3,501,924)	244,396
Accrued expenses and other liabilities	(22,481)	(2,638,071)
Other	(9,677)	—
Net cash provided by operating activities	1,809,623	990,674
Investing activities:
Purchases of equipment and capitalized development costs	(677,526)	(894,415)
Acquisition of Vertro, Inc., net of stock issuance costs	—	2,432,642
Purchase of names database and bundled downloads	—	(3,065,569)
Net cash used in investing activities	(677,526)	(1,527,342)
Financing activities:
Proceeds from term note	—	5,000,000
Return (Deposit) to collateralize letter of credit	301,158	(300,572)
Proceeds from revolving line of credit	7,225,000	5,308,742
Refund of (Prepaid) financing fees	35,500	(100,000)
Exercise of stock options	2,100	—
Payments on revolving line of credit	(7,570,255)	(5,140,045)
Payments on term note payable and capital leases	(1,369,047)	(855,270)
Net cash (used in) provided by financing activities	(1,375,544)	3,912,855
Effect of exchange rate changes	(418)	418
Net change – cash	(243,865)	3,376,605
Cash, beginning of year	3,381,018	4,413
Cash, end of year	$3,137,153	$3,381,018
Supplemental information:
Interest paid	$327,379	$312,247
Income taxes refunded	$(3,548)	$—
Non-cash investing activities:
Issuance of stock as settlement of deferred compensation	$—	$915,750
Restricted advances on term note payable	$—	$475,000
Purchase of property and equipment under capital lease	$47,482	$94,915
Retirement of treasury stock	$—	$73,045

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") is an internet marketing and technology company that delivers targeted advertisements to websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate most of our revenue when an end user clicks on the advertisements we have delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network. In the third quarter of 2013 we reorganized our segments and retrospectively applied the current presentation to prior periods.

The Partner Network delivers advertisements to our partners' websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement is clicked, and we share a portion of that revenue with our partners. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the billions of advertisements delivered monthly.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and the ALOT Appbar (the "Appbar") and is focused on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches or advertisements displayed on the websites.

On March 1, 2012 we completed the acquisition of Vertro, Inc. (“Vertro”, "March 2012 Acquisition"), an internet company that owns and operates the ALOT product portfolio. This acquisition is discussed further in Note 15 to the financial statements.

Relocation of corporate headquarters

During 2012, our leadership team began to explore opportunities for consolidation of our offices in New York City and Clearwater, FL. In the fourth quarter of 2012, the state of Arkansas offered us a grant to relocate our offices and operations to their state.

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years, maintaining at least fifty full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements. As of December 31, 2013 we had 32 employees located in Arkansas.

Liquidity

During 2012, our liquidity was unfavorably affected by investments in marketing costs to increase consumer downloads of our Appbar product. Although we realized operating efficiencies from the March 2012 Acquisition, we took additional steps to reduce our operating costs and improve our liquidity situation, most notably the relocation to Arkansas. As a result, cash flow from operations and our net working capital deficit have increased and outstanding bank debt has declined in 2013.

Despite improvements during 2013, we see volatility in our cash position from time to time, especially in periods in which we see declines in revenue. To manage this, we may delay payments to the Partner Network publishers and other vendors to conserve cash or manage risk, which may affect their decisions to do business with us. In 2013, we decided to transition from the AppBar product to owned and operated websites and applications. This transition contributed to a liquidity squeeze and violations of covenants in the agreement with Bridge Bank, N.A. ("Bridge Bank") which they subsequently waived. See Note 6, "Notes Payable." We have access to a revolving line of credit with Bridge Bank, which had approximately $393,000 in availability as of December 31, 2013.

The fourth quarter results reflect the transition out of the ToolBar product into higher growth, content based, mobile ready websites and applications. The lower revenue in the quarter resulted in lower borrowing capacity which we dealt with by reducing operating expense and lengthening payables of some accounts. As a result, we negotiated a covenant waiver and modification of terms with Bridge Bank, N.A. (“Bridge Bank”) (see Note 6, “Notes Payable”). We anticipate securing additional financing of $1 million in 2014 through debt or the sale of common stock. There are no assurances that additional financing will be available to us upon terms and conditions which are acceptable to our company.

We also have access to a revolving line of credit under our agreement, as amended with Bridge Bank which had approximately $393,000 in availability as of December 31, 2013.

We believe the revolving line of credit, cash generated by operations, and anticipated financing will provide sufficient cash for operations over the next twelve months.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustment to our assets and liabilities.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012 we were notified by the Exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012 to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We are able to continue our listing during the plan period, which the Exchange recently extended to April 24, 2014, though subject to periodic review to determine whether we are making progress consistent with the plan. For the year ended December 31, 2013, net income was $477,216. We believe reporting a net income for the most recent fiscal year changes the Exchange's minimum requirement for continued listing to stockholders' equity of not less than $4,000,000. As of December 31, 2013, stockholder's equity was $5,341,866.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation - The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In addition, results from the former Vertro operations are included beginning on March 1, 2012, the date of the merger.

Cash and cash equivalents - Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted cash - As of December 31, 2012, we had $301,158 of restricted cash related to a letter of credit on a lease we have since exited. This restriction was released on March 31, 2013, and the funds became available for operations.

Revenue recognition - We recognize revenue in accordance with Accounting Standards Codification (“ASC”) ASC 605-10 Revenue Recognition-General. We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

Most of our revenue is generated through clicks on advertisements presented on our properties or those of our partners. We recognize revenue from clicks in the period in which the click occurs. Payments to partners who display advertisements on our behalf are recognized as cost of revenue. Revenue from data sales and commissions is recognized in the period in which the transaction occurs and the other revenue recognition criteria are met.

Accounts receivable - Accounts receivable consists of trade receivables from customers. We record accounts receivable at its net realizable value, recognizing an allowance for doubtful accounts based on our best estimate of probable credit losses on our existing accounts receivable. Balances are written off against the allowance after all means of collection have been exhausted and the possibility of recovery is considered remote.

Marketing costs - Marketing costs include the purchase of sponsored listings from search engines and is our primary method of attracting consumers to our owned and operated applications and websites. We expense these costs as incurred and present them as a separate line item in operating expenses on the consolidated statements of comprehensive income (loss). Advertising costs from continuing operations included in selling general and administrative expenses for the years ended December 31, 2013 and 2012 were $25,000 and $112,000, respectively.

Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from accounts and the net gain or loss is reflected as an operating expense in the statement of comprehensive income (loss).

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,912,513 and $2,528,253, respectively, for the years ended December 31, 2013 and 2012.

Capitalized Software Costs - We capitalize certain costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally two years. We do not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40 Internal-Use Software, are expensed as incurred.

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value, including goodwill.

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

During 2013 and 2012, we elected to proceed directly to the two-step testing process. We determined there was no impairment of goodwill during 2013 and 2012.

See Note 5, Intangible Assets and Goodwill, for more information.

Intangible Assets - We allocate a portion of the purchase price of acquisitions to identifiable intangible assets and we amortize definite-lived assets over their estimated useful lives. We consider our indefinite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We amortize our identifiable intangible assets, which result from acquisitions accounted for under the purchase method of accounting, using the straight-line method over their estimated useful lives. Tradenames are not amortized as they are believed to have an indefinite life. Tradenames are reviewed annually for impairment under ASC 350.

As a result of our acquisition of Vertro, Inc. ("Vertro") in March 2012, we recognized an asset for the customer relationship with Google of $8,820,000 and assigned it a useful life of 20 years. A primary reason for acquiring Vertro was its relationship with Google. Up to the time of the acquisition, we principally had access to the Yahoo! inventory of advertisements. Among the many valuable assets acquired in the Vertro transaction was this Google relationship and the access it provided to an enormous inventory of advertisements. In addition, we acquired the ALOT brand, whose products are are monetized through Google and has historically produced a better margin than monetization through Yahoo!. In determining the useful life of this asset, we considered the strategic importance of Vertro's strong relationship with Google. Vertro and its predecessor company had contracts and successful renewals with Google that date back to 2006. The most recent renewal was February 1, 2013, a year after the acquisition of Vertro. We expect the relationship with Google to continue through the 20 year amortization period and beyond.

At the time of the Vertro acquisition, we engaged a third party valuation service to determine the fair value of the acquired assets. At the close of the 2013 and 2012 fiscal years we again engaged a third party valuation service to reassess the fair value of the acquired assets.

From time to time, both search marketplaces, Google and Yahoo!, may implement policy or marketplace changes. In January 2013 Google requested changes to our agreement that impacted marketing programs for one of our ALOT products, the Appbar, the result of which was a decline in the number of product installs. Since acquiring the ALOT brand in the Vertro acquisition, we have materially expanded the brand into a number of additional owned and operated websites and applications. We expect products within the brand to ebb and flow as customer preferences change and Google adjusts its marketplace policies. At the close of 2012, we considered the Google change and its effect on the recoverability of the acquired intangible asset. We determined that the asset continued to be recoverable despite the short-term impact to the Appbar product. We made this determination in part because of the recent success of other ALOT-branded and Google monetized products and because of the marketing improvements associated with the original changes. Between websites and applications, we have launched more than 20 new ALOT-branded products in 2013 and we expect to continue aggressively building out our Owned and Operated Network segment into the future.

We recorded no impairment of intangible assets during 2013 or 2012.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. We believe it is more likely than not that none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2013 and 2012.

We have adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

Impairment of long-lived assets - In accordance with ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount to future undiscounted cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value.

Stock-based compensation - We value stock compensation based on the fair value recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of stock awards over the requisite employee service period.

The fair value of restricted stock awards is based on the market price of our common stock on the date of the grant. To value stock option awards, we use the Black-Scholes-Merton option pricing model. This model involves assumptions including the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. We recognize compensation expense in earnings over the requisite service period, applying a forfeiture rate to account for expected forfeitures of awards.

See Note 10, Stock-Based Compensation, for further details on our stock awards.

Government Grant- During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognize the grant funds into income as a reduction of the related expense in the period in which those expenses are recognized. We defer grant funds related to capitalized costs and classify them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. Grant funds received are presented on the consolidated statements of cash flows as operating or investing cash flows depending on the classification of the underlying spend. The grant contains certain requirements, discussed in Note 1, that would require us to repay a portion or all of the grant if certain requirements are not met. We expect to meet all such requirements, and we continually reassess this expectation. If circumstances arise in the future that cause us to conclude we will no longer meet these requirements, we may reserve for the expected loss during the period in which it is concluded that we will not meet the grant requirements.

Treasury Stock - The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock we acquire in the market.

Earnings (loss) per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  Because we reported a loss from continuing operations for 2013 and 2012, all shares associated with outstanding stock options and warrants and unvested restricted stock are considered anti-dilutive, and basic and diluted net loss per share is the same.

For the year ended December 31, 2013, options to purchase 458,573 shares with a weighted average exercise price of $18.14 per share and warrants to purchase 816,724 shares with a weighted average exercise price of $2.37 per share were excluded from the diluted shares calculation for 2013 because their exercise price was higher than the average stock price for the period. In addition, restricted stock units totaling 667,123 shares with a weighted average grant date price of $1.31 were also excluded because the effect of their inclusion would have been anti-dilutive.

For the year ended December 31, 2012, options to purchase 1,290,021 shares with a weighted average exercise price of $2.56 per share and warrants to purchase 816,724 shares with a weighted average exercise price of $2.37 per share were excluded from the diluted shares calculation for 2012 because their exercise price was higher than the average stock price for the period. In addition, restricted stock units totaling 173,805 shares with a weighted average grant date price of $.70 were also excluded because the effect of their inclusion would have been anti-dilutive.

Operating segments - ASC 280, Segment Reporting, requires disclosures of certain information about operating segments, products and services, geographic areas in which we operate, and their major customers. We have evaluated the effect of this standard and have determined that we currently operate in two segments, the Partner Network and the Owned and Operated Network. In the third quarter of 2013 we reorganized our segments and retrospectively applied the current presentation to prior periods. See Note 17 for additional segment information.

Concentration of credit risk - We are exposed to concentrations of risk primarily in cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. We do not require collateral from our customers, but our credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses. At times, deposits may exceed FDIC limits.

Customer concentrations - At December 31, 2013, we had two individual customers with accounts receivable balances greater than 10 percent of the gross accounts receivable from continuing operations. These customers owed approximately 88.0 percent and 71.0 percent of our gross accounts receivable balance as of December 31, 2013 and 2012, respectively. The same customers accounted for 93.7 percent and 89.3 percent of our revenue for the years ended December 31, 2013 and 2012, respectively.

Use of estimates - The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, stock compensation and the value of stock-based compensation. In addition, we used significant assumptions in our valuation of the assets and liabilities acquired with the acquisition of Vertro. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Litigation and settlement costs - From time to time, we are involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. See Note 16 for additional information.

Recent accounting pronouncements

Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013.  In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax  asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we plan to adopt these presentation requirements during the first quarter of 2014. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements or related disclosures.

Other recent accounting pronouncements issued by standard setters did not or are not believed to have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made to historical periods to conform to current classification. These reclassifications had no effect on total stockholders' equity or net income (loss).

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2013 and 2012:

	2013	2012
Balance at the beginning of the year	$231,542	$477,289
Provision for bad debts	—	299,565
Charge-offs	(31,335)	(554,145)
Recoveries	(137,362)	—
Allowance for doubtful accounts acquired from the merger with Vertro, Inc.	—	8,833
Balance at the end of the year	$62,845	$231,542

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2013 and 2012 was as follows:

	2013	2012
Furniture and fixtures	$67,341	$421,425
Equipment	2,547,686	2,473,813
Software	8,020,982	8,018,509
Leasehold improvements	66,903	348,159
Subtotal	$10,702,912	$11,261,906
Less: accumulated depreciation and amortization	(9,514,346)	(9,151,135)
Total	$1,188,566	$2,110,771

Note 5 – Other Intangible Assets and Goodwill

During 2013 and 2012, we evaluated our other intangible assets and goodwill for impairment at the reporting unit level. We elected to omit the qualitative assessment of impairment factors and proceed directly to impairment testing with the assistance of a third-party valuation firm. No indication of impairment was noted.

The following is a schedule of intangible assets from continuing operations as of December 31, 2013:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization
Names database (1)	9 months	$17,417,397	$(17,417,397)	$—	$322,771
Bundled downloads (1)	4.5 months	2,447,075	(2,447,075)	—	5,894
Intangible assets classified as current		$19,864,472	$(19,864,472)	$—	$328,665

Customer list, Google	20 years	$8,820,000	$(808,500)	$8,011,500	$441,000
Customer list, all other	10 years	1,610,000	(295,174)	1,314,826	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	20,000
Trade names, ALOT (2)	5 years	960,000	(352,000)	608,000	192,000
Trade names, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(1,575,674)	$10,324,326	$814,004

Goodwill, Partner Network		$1,776,544	$—	$1,776,544
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264
Goodwill, total		$5,760,808	$—	$5,760,808	n/a

The following is a schedule of intangible assets from continuing operations as of December 31, 2012:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization
Names database (1)	9 months	$17,417,397	$(17,094,626)	$322,771	$1,590,529
Bundled downloads (1)	4.5 months	2,447,075	(2,441,181)	5,894	2,441,181
Intangible assets classified as current		19,864,472	(19,535,807)	328,665	4,031,710

Customer list, Google	20 years	$8,820,000	$(367,500)	$8,452,500	$367,500
Customer list, all other	10 years	1,610,000	(134,170)	1,475,830	134,170
Exclusivity agreement	1 year	120,000	(100,000)	20,000	100,000
Trade names, ALOT (2)	5 years	960,000	(160,000)	800,000	160,000
Tradenames, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(761,670)	$11,138,330	$761,670

Goodwill, Partner Network		$1,776,544	$—	$1,776,544
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264
Goodwill, total		$5,760,808	$—	$5,760,808	n/a
___________

(1)	The amortization of our names database and bundled downloads assets are included in cost of revenue.

(2)
We have determined that our trade names intangible related to our web properties has an indefinite life, and as such it is not amortized. We determined our ALOT trade names should be amortized over five years.

Our amortization expense over the next five years and thereafter is as follows:

2014	$794,004
2015	794,004
2016	794,004
2017	634,004
2018	602,004
Thereafter	$6,316,306
Total	$9,934,326

Note 6 - Notes Payable

The following table summarizes our notes payable balances as of December 31, 2013 and 2012:

	2013	2012
Term note payable - 4.25 percent at December 31, 2013 (prime plus 1 percent), due March 10, 2015	$2,888,888	$4,222,222
Revolving credit line - 3.75 percent at December 31, 2013 (prime plus 0.5 percent), due March 29, 2015	3,254,745	3,600,000
Total	$6,143,633	$7,822,222
Less: current portion	(2,548,333)	(1,333,333)
Term and revolving credit line - long term portion	$3,595,300	$6,488,889

Principal Payments:

Principal payments under the term note payable are due as follows as of December 31, 2013:

2014	$2,548,333
2015	340,555
Total	$2,888,888

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility.

Revolving Credit Line

Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $0.4 million available under the revolving credit line as of December 31, 2013.

As of December 31, 2013, the Company was not in compliance with certain financial covenants. Bridge Bank provided a waiver of those covenants.

During March 2014, the Company entered into the The Fourth Business Financing Modification Agreement with Bridge Bank that revised the targets for our financial covenants to a Debt Service Coverage Ratio of at least 1.75 to 1.0 tested on the immediate proceeding three month period beginning May 2014; and an Asset Coverage Ratio of not less than .70 to 1.0 at February 2014, .90 to 1.0 at March and April 2014, 1.00 to 1.0 at May, June, and July 2014, and 1.25 to 1.0 at August 2014 and thereafter. In addition, it requires that there be no negative fluctuation from the submitted forecast greater than twenty percent. The modification accelerates the payment of the remaining balance of the term loan such that it is fully amortized by March 2015 and changed the interest rate of the term loan from prime plus 1% to prime plus 6%. An additional 5% may be incurred during any period that an event of default has occurred or is continuing.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2013 and 2012:

	2013	2012
Accrued marketing costs	$1,198,152	$247,583
Accrued expenses and other	519,859	935,716
Loss contingency	263,238	—
Deferred Arkansas grant, current portion	242,225	—
Accrued payroll and commission liabilities	85,782	522,082
Capital leases, current portion	51,205	44,287
Accrued taxes	25,765	123,054
Total	$2,386,226	$1,872,722

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2013 and 2012:

	2013	2012
Taxes payable	$506,453	$506,453
Deferred Arkansas grant, less current portion	360,576	—
Deferred rent	120,218	345,814
Capital leases, less current portion	52,223	47,372
Long-term deposits	—	32,738
Total	$1,039,470	$932,377

Note 9 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2013	2012
Current tax provision	$—	$—
Deferred tax (benefit) provision	(310,097)	(444,000)
Total tax (benefit) provision	$(310,097)	$(444,000)

In addition, we recognized $123,024 of state franchise taxes in income tax benefit during 2012.

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2013	2012
Expected statutory rate	(35%)	(34%)
State income tax rate, net of federal benefit	(4%)	(4%)
Permanent differences	(4%)	2%
Valuation allowance	(2,708%)	48%
Net operating loss adjustment	2,657%	—%
Other	26%	(18%)
	(68%)	(6%)

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2013 and 2012.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$22,757,000	$10,710,000
Intangible assets	6,425,000	6,303,000
Deferred rent	33,000	124,000
Depreciation	779,000	837,000
Allowance for doubtful accounts	57,000	88,000
Accrued expense	—	—
Stock based expenses	1,239,000	1,263,000
Other	540,000	225,000
Subtotal	31,830,000	19,550,000
Less valuation allowance	(31,830,000)	(19,550,000)
Total	—	—
Deferred tax liabilities:
Intangibles	3,788,903	4,099,000
Total	3,788,903	4,099,000
Total deferred tax assets (liabilities)	(3,788,903)	(4,099,000)

The net operating losses amounted to approximately $59,700,000 and expire beginning 2022 through 2033.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. We have approximately $2,500,000 of carry forward deductions from 2006 relating to stock options exercised as of December 31, 2013.

We have accrued $506,453 for an uncertain tax position.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009 through 2013. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2013 and 2012.

Note 10 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”). Option and restricted stock unit vesting periods are generally up to three years.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of approximately $686,745 and $842,752 for the years ended December 31, 2013 and 2012, respectively. Total compensation cost not yet recognized at December 31, 2013 was $701,164 to be recognized over a weighted-average recognition period of 1.3 years.

Significant Grants and Cancellations

2013
During the first quarter of 2013, we granted to certain employees a total of 100,000 RSUs with a weighted average fair value of $0.72 per share. These shares vest ratably over three years. During the second quarter of 2013, we granted members of our board of directors a total of 80,000 RSUs with a weighted average fair value of $0.77 per share which vest on December 31, 2013. During the fourth quarter, we granted a total of 428,500 RSU's with a weighted average fair value of $1.44 per share which vest over three years.

During the third quarter of 2013 we granted RSUs to certain executives and management employees as part of an equity compensation program. The program includes service-based and performance-based components. The service-based component of the plan granted up to 172,500 shares to certain executives and management employees effective July 31, 2013, which vest completely on February 1, 2014. The performance-based component of this plan granted 335,000 shares. The performance conditions were not met and therefore, the shares terminated in 2013. The share price at the date of the grant was $0.87.

During 2013, 252,755 shares were settled with common stock at the settlement date fair value. A total of 173,371 shares were issued.

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

2012
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

On July 31, 2012, the Company granted 445,500 RSUs, of which 296,505 were granted to our executive officers, certain of our senior management and our Board of Directors. These RSUs granted to our executive officers, certain of our senior management and our Board of Directors were subject to a 2012 performance target that was not met. As such, these RSAs did not vest. The remaining 148,995 RSAs were granted to the other members of the management team and vested on February 1, 2013 provided the grantee remained in the company’s employ on that date. Further, the Company granted to non-management employees on July 31, 2012, 49,500 options to purchase the Company’s common stock at $0.56 per share, the closing price of the stock on the grant date. The options fully vested on February 1, 2013 provided the grantee remained in the Company’s employ on that date.

Award Information and Activity

The following table summarizes the stock grants outstanding under our 2005 LTIP and 2010 ECP plans as of December 31, 2013:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	258,998	86,744	1,060,823	2,129,380	3,535,945
2005 LTIP	33,748	623,036	328,711	14,505	1,000,000
Total	292,746	709,780	1,389,534	2,143,885	4,535,945

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes-Merton valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 4.6% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At December 31, 2013, the aggregate intrinsic value of options outstanding under the 2005 LTIP and 2010 ECP plans was $0 with a weighted average remaining contractual term of 6.9 years. Of the outstanding options, 266,408 options are exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $2.72 and a weighted average remaining contractual term of 7.0 years. We expect to all non-vested options to fully vest.

The total fair value of options vested during 2013 and 2012 was approximately $240,000 and $609,000, respectively. The total intrinsic value of options exercised in 2013 was $2,813.

The following table summarizes our stock option activity under the 2005 LTIP and 2010 ECP plans during 2013:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,179,199	$2.66
Granted	—	$—
Forfeited, expired or cancelled	(882,703)	$2.65
Exercised	(3,750)	$0.56
Outstanding, end of year	292,746	$2.72
Exercisable, end of year	266,408	$2.72

We also have a separate plan which we acquired from Vertro. This plan is not authorized to issue any additional shares. During 2013, options in the amount of 5,504 shares with a weighted average exercise price of $22.64 expired. At December 31, 2013 we had 165,827 options outstanding and exercisable under this plan with a weighted average exercise price of $45.36. The weighted average fair value of these options is $0, and their aggregate intrinsic value is also $0. The weighted average remaining contractual life of the outstanding and exercisable options is 1.1 years. The exercise price of these options ranges from $12.55 to $74.84.

The following table summarizes information about stock options outstanding as of December 31, 2013:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life ( Years)	Weighted Average Exercise Price
$0.00 – $3.00	262,658	7.0	$2.71
$3.01 - $9.99	3,750	6.1	3.70
Total	266,408	7.0	$2.72

No options were granted during 2013. There were 49,500 options granted during 2012, and the fair value of these options was estimated using the following weighted averages:

2012
Expected life (in years)	3.15
Volatility	174.2%
Risk free interest rate	0.30%
Dividend yield	—%

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

The following table summarizes our restricted stock activity for 2013:

	Restricted Stock	Weighted Average Fair Value
Outstanding, beginning of year	181,535	$0.71
Granted	1,116,000	$1.07
Settled	(252,755)	$0.68
Terminated	(335,000)	$0.87
Outstanding, end of year	709,780	$1.45

No restricted stock was forfeited during 2013.

Note 11 – Stockholders Equity

As of December 31, 2013, we have outstanding warrants for the potential issuance of 816,724 shares of common stock. Exercise price for these warrants ranges from $0.87 to $15.00. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances. The weighted average remaining contractual life of the warrants outstanding at December 31, 2013 was 2.5 years and the weighted average exercise price was $2.37.

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

Note 12 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until April 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the year ended December 31, 2013, we recognized net income from discontinued operations of $503,622, generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier and by a favorable resolution of a

German tax audit. During the year ended December 31, 2012, we recognized a loss of $183,527 due to costs related to a denial of an appeal on a tax ruling.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees provide for retirement, and we match 25 percent of each employee's contributions to this plan up to the first 5 percent of the employee's annual salary. The matching contribution for the years ended December 31, 2013 and 2012 was $26,456 and $31,000, respectively.

Note 14 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was approximately $223,000 and $1,181,000 for the years ended December 31, 2013 and 2012, respectively.

Minimum lease payments under non-cancelable operating leases as of December 31, 2013 are:

	Lease Payments	Sublease income
2014	$537,501	$591,266
2015	547,651	604,569
2016	45,749	50,753
Total	$1,130,901	$1,246,588

During 2013 we signed an amendment allowing us to terminate our Clearwater office lease for $615,000, and the lease was terminated on March 31, 2013. We also entered into an agreement to lease office space in Conway, Arkansas, which was prepaid during the first quarter of 2013. This agreement is for two years in the total amount of $193,200. First Orion Corp., the lessor of this space, is owned by a director and shareholder of Inuvo.

Note 15 - Merger with Vertro, Inc.

On March 1, 2012 we acquired Vertro. Pursuant to the terms and conditions of the merger agreement, Vertro became a wholly owned subsidiary of Inuvo and we issued to the Vertro stockholders 12,393,308 shares of our common stock for all the outstanding shares of Vertro common stock. Upon closing of the merger, all the shares of Vertro common stock, which traded under the symbol “VTRO,” were delisted from the NASDAQ Capital Market and ceased trading.

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

Unaudited Pro Forma Results of Operations

Pro forma results for the combined company for the year ended December 31, 2012 would have been revenue of $57,147,743, net loss of $9,673,000, and basic and diluted loss per share of $0.46. The pro forma results do not include any anticipated synergies which may occur subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of our future combined operating results.

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

Defendants in the Delaware Action moved to dismiss plaintiffs' complaint, but before the briefing of that motion was complete the plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice, which was entered by the Delaware Court on March 20, 2012.  The defendants in the New York Action also moved to dismiss the complaint, or in the alternative to stay proceedings.  The New York Court granted Defendants' motion to stay on February 22, 2012 and, as a result of this ruling, the Court denied without prejudice defendants' motion to dismiss and the plaintiff's pending request for expedited discovery. Plaintiffs in the New York action then filed a Second Amended Complaint on June 19, 2012 and, on July 9, 2012, Defendants moved to dismiss that complaint for failure to state a claim. A hearing was held on January 31, 2013, regarding Defendants' motion to dismiss. In January 2014, the New York Court granted Defendants' motion for summary judgment and dismissed the case with prejudice.

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida. This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. The litigation has not been actively prosecuted. Inuvo is actively defending this action, and the co-defendants' separate counsel is likewise defending the claim against the co-defendants.

Oltean, et al. v. Think Partnership, Inc.; Edmonton, Alberta CA. On March 6, 2008, Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against Inuvo in The Court of Queen's Bench of Alberta, Judicial District of Edmonton, Canada, claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock. On March 6, 2008, the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of Inuvo, again for wrongful dismissal and claiming the same damages. In October 2009, the two actions were consolidated. We are vigorously defending the matter.

Note 17 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network, which are described in Note 1. In the third quarter of 2013 we reorganized our segments and have retrospectively applied the current presentation to prior periods.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the years ended December 31, 2013 and 2012. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	2013		2012
	$	% of Revenue	$	% of Revenue
Partner Network	35,859,352	65.2%	25,888,154	48.5%
Owned and Operated Network	19,130,988	34.8%	27,474,791	51.5%
Total net revenue	54,990,340	100.0%	53,362,945	100.0%

Gross Profit by Segment

	2013		2012
	$	Gross Profit %	$	Gross Profit %
Partner Network	8,042,677	22.4%	4,270,728	16.5%
Owned and Operated Network	18,162,776	94.9%	23,456,707	85.4%
Total gross profit	26,205,453	47.7%	27,727,435	52.0%