Form 10-K/A
period 2013-12-31
Inuvo, Inc.
filed 2014-04-03
CIK 829323

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
Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Main Street, Suite 201, Conway, AR	72032
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)   (501) 205-8508

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Inuvo, Inc. the year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 10, 2013 (the "2013 10-K") is being filed solely for the purpose of including the information required by Part III of Form 10-K.  We no longer anticipate filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2013. Therefore, such information will not be incorporated by reference to the Company's definitive proxy statement for the 2014 Annual Meeting of Stockholders. Accordingly, Part III, Items 10 through 14, of the 2013 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Rule 13a-14(a) certifications. Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the 2013 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2013 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the 2013 10-K was filed.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

●	history of losses;

●	material dependence on our relationships with Yahoo! and Google;

●	dependence on our financing arrangements with Bridge Bank, N.A. which are collateralized by our assets;

●	covenants and restrictions in our grant agreement with the state of Arkansas;

●	possible need to raise additional capital;

●	dependence of our Partner Network segment on relationships with distribution partners;

●	introduction of new products and services, which require significant investment;

●	dependence of our Owned and Operated Network segment on our ability to maintain and grow our customer base and the estimates and assumptions we use in that segment;

●	ability to acquire traffic through other search engines;

●	lack of control over content and functionality of advertisements we display from third-party networks;

●	ability to effectively compete;

●	need to keep pace with technology changes;

●	fluctuations in our quarterly earnings and the trading price of our common stock;

●	possible interruptions of services;

●	dependence on third-party providers;

●
liability associated with retrieved or transmitted information, failure to adequately protect personal information; security breaches and computer viruses, and other risks experienced by companies in our industry;

●	dependence on key personnel;

●	regulatory and legal uncertainties;

●	ability to defend our company against lawsuits;

●	failure to protect our intellectual property;

●	risks from publishers who could fabricate clicks;

●	continued listing on the NYSE MKT; and

●	outstanding restricted stock grants warrants and options and potential dilutive impact to our stockholders.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - Risk Factors appearing in our 2013 10-K.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries including Vertro, Inc., a Delaware corporation (“Vertro”). When used in this report, “2012” means the fiscal year ended December 31, 2012, "2013" means the fiscal year ended December 31, 2013, and “2014” means the fiscal year ending December 31, 2014. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Name	Age	Positions
Richard K. Howe	51	Class I Director, Executive Chairman of the Board and Chief Executive Officer
Wallace D. Ruiz	62	Chief Financial Officer
John B. Pisaris, Esq.	48	General Counsel
Don Walker “Trey” Barrett III	49	Chief Operating Officer
Charles D. Morgan	71	Class III Director
Charles L. Pope	62	Class II Director
Joseph P. Durrett	68	Class I Director
Pat Terrell	59	Class III Director

Richard K. Howe. Mr. Howe has been a member of our Board of Directors since November 2008, and has served as Executive Chairman of the Board since March 2012 and as our Chief Executive Officer since December 2012. Previously, he served as our President and Chief Executive Officer from November 2008 until March 2012. Prior to joining Inuvo, Mr. Howe served as Chief Marketing, Strategy and M&A Officer at billion dollar multi-channel marketing services leader the Acxiom Corporation (NasdaqGS: ACXM) where, since 2004, he lead the company's transition to online marketing services, the expansion into China and the development of the big data consulting services group. From 2001 to 2004, he served as general manager of Global Marketing Services (GMS) at Fair Isaac & Company (NYSE: FICO), a leading provider of analytics products and services where he drove the company's online initiatives. Between 1999 and 2001, Mr. Howe started, grew and sold private Internet search initiatives, ieWild. Mr. Howe has over his career led the acquisition, merger or divestiture of a dozen companies on 3 continents. Mr. Howe earned a bachelor’s degree with distinction in engineering from Concordia University, Canada, and he earned his master’s degree in engineering from McGill University, Canada.

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

John B. Pisaris. Mr. Pisaris has served as our General Counsel since March 2012 following our acquisition of Vertro. He served as general counsel of Vertro from October 2004 until March 2012. From February 2004 to September 2004, Mr. Pisaris served as vice president of legal of Vertro, and prior to that was a partner at Porter Wright Morris & Arthur, LLP, a law firm, from January 2002 to January 2004.

Don Walker “Trey” Barrett, III. Mr. Barrett joined Inuvo in February 2010 as Senior Vice President of Corporate Strategy and Business Development, and was promoted to Chief Operating Officer in February 2013. Prior to joining Inuvo, Mr. Barnett served as Acxiom Corporation's Director of Interactive Media Products overseeing the innovation and development of the Relevance-X product line. With over 25 years of data-driven direct marketing experience, he has been involved in several successful business start-ups in the direct and interactive marketing industries. Mr. Barnett earned a bachelor’s degrees in Marketing and Economics from the University of Arkansas at Fayetteville.

Charles D. Morgan. Mr. Morgan has been a member of our Board of Directors since June 2009. He is the Executive Chairman of First Orion Corp., a private company that developed and markets PrivacyStar, an application that helps protect the mobile phone users' privacy. He is an equity owner of Bridgehampton Capital Management LLC, for which he also serves as Chairman of its Advisory Board and co-manager of investments. Mr. Morgan is also on the Board of Directors of Entrust, Inc., a private company that provides solutions to protect digital identities and information for security conscious enterprises and governments. He also serves as a member and is the past Chairman of the Board of Trustees of Hendrix College. Mr. Morgan is also Chairman of the Board of Querencia, a private real estate development and golf course in Cabo San Lucas, Mexico. Mr. Morgan has extensive experience managing and investing in both private and public companies including Acxiom Corporation (NasdaqGS: ACXM), an information services company he helped grow from an early stage company to $1.4 billion in revenues during his tenure as Chief Executive Officer from 1975 to 2008. Mr. Morgan has served on the board and in various leadership roles with the Direct Marketing Association (DMA) throughout his career, serving in 2001 as chairman of the DMA board. Mr. Morgan was employed by IBM as a systems engineer for six years prior to joining Acxiom, and he holds a mechanical engineering degree from the University of Arkansas.

Charles L. Pope. Mr. Pope has been a member of our Board of Directors since September 2008. He has served as Chief Operating Officer and Chief Financial Officer of The Palm Bank, a community bank in Tampa, Florida, since June 2009. From 2007 through 2009, Mr. Pope served as Chief Financial Officer of and a consultant to Aerosonic Corporation, a manufacturer of aircraft instruments and displays. From February 2005 through April 2007, Mr. Pope served as Chief Financial Officer for Reptron Manufacturing, a manufacturer of electronic services and engineering services. From April 2002 until February 2005, Mr. Pope served as Chief Financial Officer for SRI/Surgical, a provider to hospitals of reusable and disposable products used in surgical procedures. Previously, Mr. Pope served as Chief Financial Officer for UTEK Corporation, a business development company that acquires and funds the development of new university technologies. Since February 2010, Mr. Pope has been a member of the Board of Directors of Innovaro Inc. (OTCQB: INNI) and is Chairman of its Audit Committee and since June 2010, he has been a member of the Board of Directors of Oragenics, Inc. (OTCBB: OGEN) and is Chairman of its Audit Committee. Mr. Pope was with PricewaterhouseCoopers LLP and left as a partner. Mr. Pope holds a B.S. in economics and accounting from Auburn University, and he is a Certified Public Accountant in Florida.

Joseph P. Durrett. Mr. Durrett has been a member of our Board of Directors since March 2012 following the closing of our acquisition of Vertro. From August 2006 until March 2012 he was a director of Vertro. Mr. Durrett was chairman of PromoWorks, a marketing corporation, from November 2008 until December 2013, and president of Jocabos Brands, a marketing corporation, since January 2008. Mr. Durrett has been a partner of PrimeGenesis, a management consulting organization, since April 2008. Mr. Durrett was a consultant to TA Associates Private Equity Firm from March 2008 to December 2008 and was senior advisor and investor for Madden Communications, a marketing organization, from August 2004 to August 2006. Prior to that, Mr. Durrett was presiding rights agent for Information Resources, Inc. Contingent Value Rights Trust, an independent trust, from December 2003 to August 2006, and chairman, president, and chief executive officer of Information Resources, Inc., a technology corporation, from May 1999 to January 2004.

Pat Terrell. Mr. Terrell has been a member of our Board of Directors since January 2013. Mr. Terrell is currently the managing member of both Terrell Group Management and PatRick Investments, LLC, private equity and real estate investment companies. He also serves on the boards of RS Medical, Routeware Inc., Skagit Garden and Aequitas Capital. Mr. Terrell served as founder and CEO of Leading Technology, a $300 million per year manufacturer of personal computers. Additionally, he founded Byte Shops Northwest, which serviced personal computers, and grew to $50 million in annual revenues.

There are no family relationships between any of the executive officers and directors.

Director Qualification

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Nominating, Corporate Governance and Compensation Committee to recommend to the Board, and for the Board to conclude that the individual should be serving as a director of Inuvo.

Class I Directors

Richard K. Howe – Mr. Howe’s track record as a successful high-technology operating and marketing executive in data, analytics, and marketing services as a result of building and/or running over a dozen businesses in five countries were factors considered by the Nominating, Corporate Governance and Compensation Committee and the Board. Specifically, the Nominating, Corporate Governance and Compensation Committee viewed favorably his position at companies that include Inuvo as president and CEO; Acxiom Corporation as chief marketing, business strategy and M&A officer, Fair Isaac & Company where he served as general manager, and ieWild, Inc. as co-founder and chairman and CEO; his service as a board member for the non-profit organization Business for Diplomatic Action; and his academic achievements at Concordia University and McGill University in making their recommendation.

Joseph P. Durrett – Mr. Durrett's track record as a seasoned operating and marketing executive were factors considered by the Nominating, Corporate Governance and Compensation Committee and the Board. Specifically, the Nominating, Corporate Governance and Compensation Committee viewed favorably Mr. Durrett's service as a director to Vertro, his work as chairman of PromoWorks, a marketing corporation, his involvement as president of Jocabos Brands, a marketing corporation, his involvement with PrimeGenesis, a management consulting organization, his service as a consultant to TA Associates Private Equity Firm, and his position as senior advisor and investor for Madden Communications, a marketing organization in making their recommendation.

Class II Directors

Charles L. Pope – Mr. Pope’s track record as a successful Tampa-based Chief Financial Officer and board member with decades of experience in public company accounting and finance were factors considered by the Nominating, Corporate Governance and Compensation Committee and the Board. Specifically, the Nominating, Corporate Governance and Compensation Committee viewed favorably his positions as CFO at companies that include Aerosonic Corporation, Reptron Manufacturing and UTEK Corporation; his experience at PricewaterhouseCoopers where he served as partner during his 20 years with the firm; his certification as a Certified Public Accountant; and his academic achievements from Auburn University in making their recommendation.

Class III Directors

Charles D. Morgan – Mr. Morgan’s successful track record as a high-technology executive in data, analytics, outsourcing and marketing services with a network of relationships worldwide as a result of building a billion dollar annual revenue enterprise as chairman and chief executive officer were factors considered by the Nominating, Corporate Governance and Compensation Committee and the Board. Specifically, the Nominating, Corporate Governance and Compensation Committee viewed favorably his experience at companies such as Acxiom Corporation as Chairman and CEO and IBM as a systems engineer; his role as an equity owner of Bridgehampton Capital Management LLC and a significant investor in its funds; his service as Chairman of the Advisory Board and co-manager of investments for Bridgehampton Capital Management LLC; his leadership on the board and in various leadership roles with the Direct Marketing Association (DMA) including his service as chairman of the DMA in 2001; his service as a member and past chairman of the board of trustees of Hendrix College; and his academic achievements at the University of Arkansas in making their recommendation.

Pat Terrell – Mr. Terrell’s track record as a successful operating executive and investor were factors considered by the Nominating, Corporate Governance and Compensation Committee and the Board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the Board viewed favorably Mr. Terrell’s services as founder and CEO of Leading Technology, a manufacturer of personal computers, his founding of Byte Shops Northwest, and his services as managing member of Terrell Group Management and PatRick Investments, LLC in making their recommendation.

In addition to the each of the individual skills and background described above, the Nominating, Corporate Governance and Compensation Committee and our Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Compensation of Directors

Each independent member of our Board of Directors received the following fees:

●	$2,000 fee for substantive Board meetings;
●	$1,000 fee for substantive committee meetings;
●	$2,000 for each day spent on general company business, not to exceed five (5) days; and
●	$10,000 annual retainer, paid quarterly.

Additionally, during 2013 each of our independent members of our Board of Directors received a restricted stock unit for 20,000 shares of our common stockwhich vested on December 31, 2013.

As he was our Executive Chairman and Chief Executive Officer during 2013, Mr. Howe did not receive any compensation for his services as a member of our Board of Directors in 2013.  The following table provides information concerning the compensation paid to our independent directors for their services as members of our Board of Directors for 2013. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)1	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles D. Morgan	26,000	35,560	-	-	-	-	61,560
Charles L. Pope	34,000	35,560	-	-	-	-	69,560
Joseph P. Durrett	34,000	15,400	-	-	-	-	49,400
Pat Terrell	22,000	15,400	-	-	-	-	37,400

1
The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2013, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2013 appearing in our 2013 10-K.

Summary of Corporate Governance Framework

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Conduct and Business Code of Ethics, which applies to all our directors, officers and employees. To assist in its governance, our Board has formed two standing committees composed entirely of independent directors, Audit and Nominating, Corporate Governance and Compensation, and a third standing committee, Strategy and Risk, comprised of a majority of independent directors. A discussion of each committee’s function is set forth below. Additionally, we have adopted and published to all employees our Whistleblower Notice establishing procedures by which any employee may bring to the attention of our Audit Committee any disclosure regarding accounting, internal control or other auditing issues affecting our company or any improper activities of any officer or employee. Disclosure may be made anonymously.

            Our by-laws, the charters of each Board committee, the independent status of a majority of our Board of Directors, our Code of Conduct and Business Code of Ethics and our Whistleblower Notice provide the framework for our corporate governance. Copies of our by-laws, committee charters, Code of Conduct and Business Code of Ethics and Whistleblower Notice may be found on our website at www.inuvo.com. Copies of these materials also are available without charge upon written request to our Corporate Secretary.

Board of Directors

The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Executive Chairman and Chief Executive Officer and our Chief Financial Officer and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings. Commencing with our 2008 annual meeting, our directors were divided into three classes and designated Class I, Class II and Class III. Directors may be assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors. Directors are elected for a full term of three years. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Board Leadership Structure and Board’s Role in Risk Oversight

Prior to the departure of our former Chief Executive Officer in December 2012 the offices of Executive Chairman of the Board and Chief Executive Officer were separated. Commencing in December 2012 Mr. Richard K. Howe, our then Executive Chairman, resumed the position of Chief Executive Officer which he had previously held from November 2008 until March 2012. In February 2013, Mr. Charles D. Morgan, an independent director, assumed the role of Lead Independent Director. Our Board believes our current structure provides independence and oversight and facilitates the communication between senior management and the full Board of Directors regarding risk oversight, which the Board believes strengthens its risk oversight activities. Moreover, the addition of a Lead Independent Director will allow the Executive Chairman and Chief Executive Officer to better focus on his responsibilities of running the company, enhancing stockholder value and expanding and strengthening our business while allowing the Lead Independent Director to lead the Board in its fundamental role of providing independent oversight of management.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Strategy and Risk Committee meets regularly with management to review Inuvo's risks. Additionally, the Chairman of the Audit Committee and other members of our Board of Directors meet regularly with management to discuss strategy and risks we face. Our Chief Financial Officer attends many of the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The independent members of the Board work together to provide strong, independent oversight of our management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Director Independence

The Board of Directors has determined that a majority of our current directors have no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in the NYSE MKT Company Guide. In determining the independence of our directors, the Board of Directors has adopted independence standards specified by applicable laws and regulations of the SEC and the listing standards of the NYSE MKT. In making the determination of the independence of our directors, the Board of Directors considered all known transactions in which Inuvo and any director had any interest, including any discussed under “Certain Relationships and Related Transactions” below.

Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board Committees

The Board of Directors has standing Audit, Nominating, Corporate Governance and Compensation, and Strategy and Risk committees. Each committee has a written charter. The charters are available on our website at www.inuvo.com. Except as set forth below, all committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Nominating, Corporate Governance and Compensation Committee Member	Strategy and Risk Committee Member
Charles D. Morgan		✓	✓
Charles L. Pope	✓1	✓
Joseph P. Durrett	✓	✓1
Pat Terrell			✓
Richard K. Howe 2			✓

1           Denotes Chairperson.
2           Mr. Howe is not an independent director and is not a member of any committee of the Board.

Audit Committee. The Audit Committee assists the Board in fulfilling its oversight responsibility relating to:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of two directors, both of whom have been determined by the Board of Directors to be independent as defined by the NYSE MKT Company Guide. The Board has determined that Mr. Pope, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the SEC.

Nominating, Corporate Governance and Compensation Committee. The Nominating, Corporate Governance and Compensation Committee is responsible for:

●	overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans,
●	recommending the slate of director nominees for election to our Board of Directors;
●	identifying and recommending candidates to fill vacancies occurring between annual stockholder meetings;
●	reviewing the composition of Board committees; and
●	monitoring compliance with, reviews, and recommends changes to our various corporate governance policies and guidelines.

The Chief Executive Officer provides input to the committee with respect to the individual performance and compensation recommendations for the other executive officers. Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for 2013. The committee also prepares and supervises the Board’s annual review of director independence and the Board’s annual self-evaluation.

A majority of the persons serving on our Board of Directors must be independent. Thus, the committee has considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates. As a result of this review, the committee affirmatively determined that each of Messrs. Pope, Morgan, Terrell and Durrett are independent as defined by the NYSE MKT Company Guide.

The committee considers all qualified candidates for our Board of Directors identified by members of the committee, by other members of the Board of Directors, by senior management and by our stockholders. The committee reviews each candidate including each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, the committee seeks to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. In addition, prior to nominating an existing director for re-election to the Board of Directors, the committee will consider and review an existing director’s Board and committee attendance and performance, length of Board service, experience, skills and contributions that the existing director brings to the Board, equity ownership in Inuvo and independence.

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

During 2013 the Nominating, Corporate Governance and Compensation Committee was composed of three directors, all of whom have been determined by the Board of Directors to be independent as defined by the NYSE MKT Company Guide.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide stockholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay” as well as an advisory vote on how often the company will present say on pay votes to its stockholders. At our 2011 Annual Meeting of Stockholders, our stockholders approved a non-binding proposal that the frequency of an advisory vote on our executive compensation would be held every three years together with a non-binding resolution approving our executive compensation as described in that proxy statement. As such, the proxy statement for our 2014 annual meeting of stockholders will contain a non-binding say on pay proposal for the approval of our then current executive compensation structure.

The Securities and Exchange Commission has also approved new NYSE listing standards relating to compensation committees of listed companies, including companies on the NYSE MKT. The listing requirements were added pursuant to Dodd-Frank and address:

●	enhanced independence requirement for compensation committee members,
●	compensation committee authority relating to compensation consultants, counsel and other advisers, and
●	the responsibility of the compensation committee to consider potential conflicts of interests when choosing consultants, counsel and other advisers.

Listed companies have until the earlier of the first annual meeting after January 15, 2014, or October 31, 2014 to comply with the new compensation committee independence. Listed companies, however, are required to comply with other new standards, including those relating to the authority of the compensation committee, beginning on July 1, 2013. A smaller reporting company such as Inuvo is not subject to the requirements of these new compensation committee rules, except that a smaller reporting company must have, and certify that it has and will continue to have, a compensation committee of at least two members, each of whom must be an independent director as defined under the current NYSE MKT independence rules. Our Nominating, Corporate Governance and Compensation Committee meets this requirements. In addition, while a smaller reporting company must certify that it has adopted a formal written compensation committee charter or board resolution that specifies certain of the content discussed above, it will not need to incorporate into its charter or board resolutions provisions regarding authority to retain and fund compensation consultants, counsel, and advisers and responsibility to consider the independence of compensation consultants, counsel, and advisers. Although we are exempted from those portions of this rule, we expect to adopt an amendment to the Nominating, Corporate Governance and Compensation Committee charter to company with the new requirements, including:

●	reflecting the rights and responsibilities of the compensation committee under the Dodd-Frank compensation committee rules,
●	granting the committee the authority to retain consultants, counsel and advisers, and
●	reflecting the committee’s responsibility to consider conflicts of interest before selecting consultants, counsel or advisers.

Strategy and Risk Committee. The Strategy and Risk Committee supports the Board of Directors in the oversight of Inuvo's growth strategies, technology investments, risk assessments, and in the review and approval of corporate strategy. The Strategy and Risk Committee has three members, two of whom are independent as defined by the NYSE MKT Company Guide.

Among other things, the Strategy and Risk Committee is responsible for:

●
providing oversight of Inuvo’s strategic planning process and of our implementation of our strategic decisions, with emphasis on both technology investment and business partnering required to meet product development and marketing expectations;

●	meeting with management periodically to review and evaluate our progress in implementing the strategic plan and suggest appropriate modifications to reflect changes in market or business conditions;
●
reporting to the Board on findings about technology and development plans, in order to leverage and grow the business in existing markets, and defend the company’s technology leadership and market position;

●	working with Inuvo’s management to identify and evaluate major risk exposures, including operational, legal, regulatory, business, strategic, credit, liquidity, and reputational risks; and
●	overseeing management’s monitoring and evaluation of identified risks and mitigation of identified risks.

During 2013 the Strategy and Risk Committee was composed of three directors, two of whom have been determined by the Board of Directors to be independent as defined by the NYSE MKT Company Guide.

Stockholder nominations

Stockholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the committee for appropriate consideration. It is the policy of the Nominating, Corporate Governance and Compensation Committee to consider director candidates recommended by stockholders who appear to be qualified to serve on our Board of Directors. The Nominating, Corporate Governance and Compensation Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Nominating, Corporate Governance and Compensation Committee does not perceive a need to increase the size of the Board of Directors. In order to avoid the unnecessary use of the Nominating, Corporate Governance and Compensation Committee’s resources, the Nominating, Corporate Governance and Compensation Committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Nominating, Corporate Governance and Compensation Committee, a stockholder should submit the following information in writing, addressed to the Corporate Secretary of Inuvo at our main office:

●	the name and address of the person recommended as a director candidate;
●
all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended;

●	the written consent of the person being recommended as a director candidate to be named in the proxy statement as a nominee and to serve as a director if elected;
●
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

●	a statement disclosing whether the person making the recommendation is acting with or on behalf of any other person and, if applicable, the identity of such person.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2013 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2013, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2013 other than each of Messrs. Howe, Ruiz, Pisaris and Barnett each failed to timely file one Form 4 reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Philosophy

The fundamental objectives of our executive compensation program are to attract and retain highly qualified executive officers, motivate these executive officers to materially contribute to our long-term business success, and align the interests of our executive officers and stockholders by rewarding our executives for individual and corporate performance based on targets established by the Compensation Committee which is now part of the Nominating, Corporate Governance and Compensation Committee.

We believe that achievement of these compensation program objectives enhances long-term stockholder value. When designing compensation packages to reflect these objectives, the Nominating, Corporate Governance and Compensation Committee has adopted the following four principles as a guide:

●
Alignment with stockholder interests: Compensation should be tied, in part, to our stock performance through the granting of equity awards to align the interests of executive officers with those of our stockholders,

●	Recognition for business performance: Compensation should correlate in large part with our overall financial performance,

●	Accountability for individual performance: Compensation should partially depend on the individual executive’s performance, in order to motivate and acknowledge the key contributors to our success, and

●
Competition: Compensation should generally reflect the competitive marketplace and be consistent with that of other well-managed companies in our peer group. In implementing this compensation philosophy, the Nominating, Corporate Governance and Compensation Committee takes into account the compensation amounts from the previous years for each of the named executive officers, and internal compensation equity between the named executive officers and other employees.

2013 Compensation Determination Process

In 2013, the compensation program for our executive officers consisted of the following components:

●	base salary;
●	2005 Plan and 2010 Plan awards; and
●	other fringe benefits and perquisites.

The Nominating, Corporate Governance and Compensation Committee believes that our executive compensation package consists of elements of compensation that are typically used to incentivize and reward executive management at other companies of our size, in our geographic area or in our industry. Each of these components is designed to meet the program's objectives of providing a combination of fixed and variable, performance-based compensation linked to individual and corporate performance. In the course of setting the initial compensation level for new hires or adjusting the compensation of existing employees, the Nominating, Corporate Governance and Compensation Committee considered the advice and input of our management. Our Chief Executive Officer typically makes recommendations to the Nominating, Corporate Governance and Compensation Committee for any proposed changes in salary, as well as performance-based awards and stock option grants, for the other named executive officers. The Nominating, Corporate Governance and Compensation Committee decides any salary change, as well as performance-based awards and stock option grants, for the Chief Executive Officer

Base Salary

Base salary is an important component of executive compensation because it provides executives with an assured-level of income, assists us in attracting executives and recognizes different levels of responsibility and authority among executives. The determination of base salaries is based upon the executive’s qualifications and experience, scope of responsibility and potential to achieve the goals and objectives established for the executive. Additionally, contractual provisions in executive employment agreements, past performance, internal pay equity and comparison to competitive salary practices are also considered.

In general, the Nominating, Corporate Governance and Compensation Committee considers two types of potential base salary increases including “merit increases” based upon the executives’ individual performance and/or “market adjustments” based upon the peer group salary range for similar executives.

Plan Awards

The objective of our long-term incentive program is to provide a long-term retention incentive for the named executive officers and others and to align their interests directly with those of our stockholders by way of stock ownership. Under both our 2005 Long-Term Incentive Plan (the “2005 Plan”) and our 2010 Equity Compensation Plan (the “2010 Plan”), the Board of Directors or the Nominating, Corporate Governance and Compensation Committee has the discretion to determine whether equity awards will be granted to named executive officers and if so, the number of shares subject to each award. Both plans allow the Board or the Nominating, Corporate Governance and Compensation Committee to grant options and restricted stock and other stock-based awards with respect to up to shares of our common stock, valued in whole or in part by reference to the fair market value of the stock. In most instances, these long-term grants vest over a multi-year basis.

The Board or the Nominating, Corporate Governance and Compensation Committee determines the recipients of long-term incentive awards based upon such factors as performance, the length of continuous employment, managerial level, any prior awards, and recruiting and retention demands, expectations and needs. All our employees are eligible for awards. The Board or the Nominating, Corporate Governance and Compensation Committee grants such awards by formal action, which awards are not final until a stock option agreement is delivered by us and executed by both the company and the employee. There is no set schedule for the Board or the Nominating, Corporate Governance and Compensation Committee to consider and grant awards. The Board and the Nominating, Corporate Governance and Compensation Committee have the discretion to make grants whenever it deems it appropriate in our best interests. The Nominating, Corporate Governance and Compensation Committee has discretion to grant equity awards at any time.

We do not have any program, plan or practice in place to time option or other award grants with the release of material, non-public information and does not release such information for the purpose of affecting the value of executive compensation. The exercise price of stock subject to options awarded under the our plans is the fair market value of the stock on the date the grant is approved by the Board or the Nominating, Corporate Governance and Compensation Committee. Under the terms of each plan, the fair market value of the stock is the closing sales price of the stock on the date the grant is approved by the Board or the Nominating, Corporate Governance and Compensation Committee as reported by the NYSE MKT.

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

Retirement and Other Post-Termination Benefits

Other than our 401(k) plan, employment agreements with our named executive officers and certain other employment agreements which provide for severance for termination without cause, we have not entered into any employment agreements that provide for a continuation of post-employment benefits. Our benefits plans are generally the same for all employees, and so as of the date of this proxy statement, the Nominating, Corporate Governance and Compensation Committee does not believe that any such plans in their present forms would continue post-employment, except as required by law (including with respect to COBRA), or otherwise set forth in this proxy statement. We do not currently maintain any other retirement or post-termination benefits plans.

Change in Control Severance Policy

We do not currently maintain any change in control severance plans or severance policies, except as provided in the executive employment agreements and the 2005 Plan, both of which are discussed later in this section. Therefore, none of our named executive officers will receive any cash severance payments in the event we undergo a change in control, unless their employment agreement otherwise provides.

Insurance

All full-time employees, including the named executive officers, are eligible to participate in our standard medical, dental, long-term and short-term disability and life insurance plans. The terms of such benefits for the named executive officers are generally the same as those for all other company employees, with the exception of the level of life insurance coverage. We pay approximately 95% of the annual health insurance premium with employees paying the balance through payroll deductions. Until the merger with Vertro on March 2, 2012, the company paid the entire premium for a basic long term care insurance plan for division manager and above. In addition, division directors and above received company-paid basic term life insurance and accidental death and dismemberment (AD&D) insurance in an amount of $500,000. Our executive officers receive up to $1,000,000 insurance amount of basic life insurance and AD&D insurance paid by us. All other full-time employees can elect basic life insurance and AD&D insurance coverage equal to their annual salary, up to $150,000, paid by us. We paid a portion of the elected short-term and long-term disability insurance opted by our employees. Other than the portion of the annual health insurance premium and all of the executive life insurance premiums, benefits paid by the company ceased on March 1, 2012.

401(k)

We sponsor a 401(k) plan, which is a qualified defined contribution retirement plan. Participants are provided the opportunity to make salary reduction contributions to the plan on a pre-tax basis. We have the ability to make discretionary matching contributions and discretionary profit sharing contributions to such plan. Our practice since 2010 was to not to make matching contribution. Since the merger with Vertro on March 1, 2012, we implemented the Vertro practice of matching 25% of the participant’s contributions, up to an aggregate of 5% of each participant’s earnings. Previously, the company match, if any vested over a three year period, subject to continued employment. Presently, the company match is fully vested  when made.

Other Benefits

We seek to maintain an open and inclusive culture in our facilities and operations among executives and other company employees. Thus, we do not provide executives with separate dining or other facilities, nor do we have programs for providing personal-benefit perquisites to executives, such as defraying the cost of personal entertainment or family travel. Our basic health care and other insurance programs are generally the same for all eligible employees, including the named executive officers. During  2012 Mr. Howe received reimbursement for certain relocation expenses and during 2012 and 2013 Mr. Ruiz received reimbursement for certain relocation expenses.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

●	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2013,
●	our two most highly compensated named executive officers at December 31, 2012 whose annual compensation exceeded $100,000, and
●
up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at December 31, 2013.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2013 appearing in our 2013 10-K.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)		All other compen-sation ($)	Total ($)

Richard K. Howe,	2013	370,889	0	432,300	0	0	0		0	803,189
Chairman and Chief	2012	395,000	75,000	0	0	0		0	10,661	480,661
Executive Officer1

Wallace D. Ruiz,	2013	269,271	0	93,750	0	0	0		11,388	374,409
Chief Financial Officer 2	2012	265,000	50,000	0	0	0	0		25,140	340,140

John B. Pisaris	2013	306,271	0	15,900	0	0	0		0	322,171
General Counsel	2012	335,000	0	0	0	0	0		0	335,000

1	All other compensation for Mr. Howe in 2012 included $10,661 for relocation expenses.

2	All other compensation for Mr. Ruiz included $25,140 in 2012 and $11,388 in 2013 in relocation expenses.

Executive Employment Agreements

On March 1, 2012, we entered into employment agreements with each of Messrs. Howe, Ruiz, and Pisaris. The employment agreements entered into by Messrs. Howe, Ruiz, and Pisaris, each referred to as an executive, have an initial term of one year, after which each executive’s employment agreement automatically renews for additional one-year periods on the same terms and conditions, unless either party to the agreement exercises the respective termination rights available to such party in the agreement. The employment agreements provide for a minimum annual base salary of $395,000 for Mr. Howe, $335,000 for Mr. Pisaris, and $275,000 for Mr. Ruiz. The employment agreements require our company to compensate the executives and provide them with certain benefits if their employment is terminated. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated:

●	by us for cause (as defined in the employment agreements);
●	by us without cause, or by the executive for good reason (as defined in the employment agreements);
●	due to death or disability; or
●	by the executive without good reason.

In the event of a termination by our company without cause or a termination by the executive for good reason, the executive would be entitled to receive the following:

●
his earned but unpaid basic salary through the termination date, plus a portion of the executive’s bonus based upon the bonus he would have earned in the year in which his employment was terminated, pro-rated for the amount of time employed by us during such year and paid on the original date such bonus would have been payable;

●
an amount payable over the 12-month period following termination equal to one times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to the executive during the four fiscal quarters prior to the date of termination (except that if a target bonus has been established for Mr. Howe, each such person’s termination bonus is equal to his target bonus for the fiscal year in which the termination occurs, increased or decreased pursuant to actual performance versus targeted performance in the then current plan measured as of the end of the calendar month preceding the termination date), or in the event of a change of control (as defined below), the greater of the relevant calculation above or the bonus paid to the executive during the four fiscal quarters prior to the change of control;

●
any other amounts or benefits owing to the executive under our then-applicable employee benefit, long-term incentive, or equity plans and programs, within the terms of such plans, payable over the 12-month period following termination; and

●	benefits (including health, life, and disability) as if the executive was still an employee during the 12-month period following termination.

Finally, in the event of a termination without cause by our company, with good reason by the executive, or following a change of control (as defined in the employment agreements), any equity award held by the executive will immediately and fully vest and become exercisable throughout the full term of such award as if the executive were still employed by us. In the event of a termination by us with cause, Messrs. Pisaris, Ruiz and Howe would be entitled to receive the earned but unpaid portion of such executive’s base salary through the date of termination.

In the event of a termination by us of Messrs. Pisaris or Ruiz upon the death or permanent disability of such executive, the executive would be entitled to receive the earned but unpaid portion of such executive’s base salary through the date of termination, the earned but unpaid portion of any vested incentive compensation under and consistent with plans adopted by us prior to the date of termination, and over the 12 months following the date of termination an amount equal to 20% base salary at the time of termination for each year of employment with us or Vertro, capped at 100% of the base salary.

In the event of a termination by us of Mr. Howe upon the death or permanent disability of such executive, the executive would be entitled to receive the earned but unpaid portion of such executive’s base salary through the date of termination, any other amounts or benefits owing to the executive under any of our then-applicable employee benefit, long-term incentive or equity plans and programs, and over the 12 months following the date of termination an amount equal to 20% base salary at the time of termination for each year of employment with us, capped at 100% of the base salary.

In the event of a termination by Messrs. Pisaris or Ruiz without good reason, each such executive is entitled to receive the earned but unpaid portion of such executive’s base salary through the date of termination, and the earned but unpaid portion of any vested incentive compensation under and consistent with our plans adopted by us prior to the date of termination. In the event of a termination by Mr. Howe without good reason, each such executive is entitled to receive the earned but unpaid portion of his base salary through the termination date and any other amounts and benefits owing to the executive under our then applicable employee benefit, long term incentive or equity plans and programs.

The executive may terminate employment for any reason (other than good reason) upon giving 30 days’ advance written notice to us. As to a termination by Messrs. Pisaris or Ruiz for any reason other than a good reason, we will pay the executive the earned but unpaid portion of his base salary through the termination date and any earned but unpaid vested incentive compensation under and consistent with plans adopted by us prior to the date of termination. As to a termination by Mr. Howe for any reason other than a good reason, we will pay the executive the earned but unpaid portion of his base salary through the termination date and any other amounts and benefits owing to the executive under our then applicable employee benefit, long term incentive or equity plans and programs.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013.

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Richard K. Howe 1	110,000	10,000	-	2.93	3/14/2021	320,000	432,300	-	-

Wallace D. Ruiz 2	39,416	3,584	-	2.93	3/14/2021	75,000	93,750	-	-

John B. Pisaris	-	-	-	-	-	15,000	15,900	-	-

1 Mr. Howe voluntarily surrendered an aggregate of 521,031 options with an exercise price of $2.50 per share in Q1 2013.

2 Mr. Ruiz voluntarily surrendered an aggregate of 95,339 options with exercise prices ranging from $1.70 to $2.50 per share in Q1 2013.

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

The Nominating, Corporate Governance and Compensation Committee has full authority to administer both of the plans, including determining recipients of awards and the amount and type of awards. The recipient of any grant under either the 2005 Plan or the 2010 Plan, and the amount and terms of a specific grant, are determined by the Nominating, Corporate Governance and Compensation Committee. The Nominating, Corporate Governance and Compensation Committee determines the terms of each option at the time of the grant. Generally, the Nominating, Corporate Governance and Compensation Committee has discretion to provide for an exercise term of up to 10 years or, with respect to an incentive stock option, five years in the case of a participant who on the date of grant owns more than 10% of our outstanding voting stock. The Nominating, Corporate Governance and Compensation Committee may specify at or after the date of grant the time or times at which, and in what proportions, an option becomes vested and exercisable. Generally, under either plan options may be exercised commencing on or after the date of grant and ending on the expiration or termination of the option. Vesting may be based on the continued service of the participant for specified time periods or on the company attaining specified performance goals or both.

Awards of stock options granted under either the 2005 Plan or the 2010 Plan will automatically qualify for the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) pursuant to their expected terms. Under Section 162(m), the terms of the award must state an objective formula or standard, the method of computing the amount of compensation payable under the award, and must preclude discretion to increase the amount of compensation payable under the award although the Nominating, Corporate Governance and Compensation Committee has the discretion to decrease the amount of compensation payable.

The Nominating, Corporate Governance and Compensation Committee also has the discretionary authority to interpret either plan, to amend, waive or extend any provision or unit of any award, to approve the forms of agreement for use under the plan and to otherwise supervise the administration of the plan. Information on each of these plans is set forth below.

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

The Nominating, Corporate Governance and Compensation Committee may grant the following types of awards under the 2005 Plan.

●           Stock Options. Options to purchase shares of our common stock may be granted alone or in connection with other awards under the 2005 Plan. Options granted under the 2005 Plan may be either nonqualified stock options or incentive stock options qualifying under Section 422 of the Code. The exercise price of any stock option granted under the 2005 Plan may not be less than the fair market value of the shares of common stock at the date of grant. Further, in the event that an employee would otherwise be ineligible to receive an incentive stock option by reason of Code Sections 422(b)(6) or 424(d), the price of the shares intended to be incentive stock options may not be less than 110% of the fair market value of the shares of common stock at the date of grant. We will only grant incentive stock options under either plan to our employees including employees of any of our indirect or direct subsidiaries.

●           Restricted Stock. The Nominating, Corporate Governance and Compensation Committee may also grant awards of common stock subject to restrictions. Awards of common stock granted under the 2005 Plan may be granted alone or in connection with other awards under the 2005 Plan. Restricted stock represents shares of common stock that are issued subject to restrictions on transfer and vesting requirements. Vesting requirements may be based on the continued service of the participant for specified time periods or on the company or the person, or both, attaining specified performance goals. Dividends or other distributions may be paid on shares of restricted stock. Recipients of restricted stock may have the same rights as our stockholders, including all voting and dividend rights.

●           Other Stock-Based Awards. The Nominating, Corporate Governance and Compensation Committee may grant other awards valued by reference to, or otherwise based on, shares of our common stock or on the fair market value thereof and subject to any terms and conditions determined by the Nominating, Corporate Governance and Compensation Committee. The awards may be granted alone or in tandem with other awards under the 2005 Plan.

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

●
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

●
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

●
the maximum payout opportunities attainable under all other stock-based awards which would vest with the passage of time were the participant to continue as an employee for the applicable period will be deemed to be vested in full and the “current year’s percentage” will be deemed to have been fully earned for the calendar year in which the participant’s employment has been terminated.

Any of the awards vesting or exercised by virtue of a change in control will be paid in cash or in the sole discretion of the Nominating, Corporate Governance and Compensation Committee in shares to the participant within 30 days following the effective date of the termination of employment. Any shares issued in respect of these awards shall be valued at the fair market value as of the effective date of the termination of employment without cause.

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

The Nominating, Corporate Governance and Compensation Committee may, from time to time, amend or terminate the 2005 Plan. No amendment or modification of the 2005 Plan will adversely affect any outstanding award previously granted. Under its terms the 2005 Plan will terminate in March 2016.

2010 Plan

The 2010 Plan initially reserved 7,000,000 shares of our common stock for issuance pursuant to the terms of the plan upon the grant of restricted stock awards, deferred stock grants, stock appreciation rights and/or the exercise of options granted under the 2010 Plan. The number of shares reserved for issuance under the 2010 Plan was reduced to 700,000 shares in December 2010 following the reverse stock split of our outstanding common stock on the same ratio. In March 2012, our stockholders approved an amendment to the 2010 Plan which added an additional 2,500,000 shares of our common stock to the 2010 Plan. The 2010 Plan provides that, in the event of any dividend (other than a cash dividend) payable on shares of our common stock, stock split, reverse stock split, combination or exchange of shares, or other similar event occurring after the grant of an award which results in a change in the shares of our common stock as a whole, (i) the number of shares issuable in connection with any such award and the purchase price thereof, if any, will be proportionately adjusted to reflect the occurrence of any such event and (ii) the Nominating, Corporate Governance and Compensation Committee will determine whether such change requires an adjustment in the aggregate number of shares reserved for issuance under the 2010 Plan or to retain the number of shares reserved and available under the plan in their sole discretion. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Nominating, Corporate Governance and Compensation Committee may declare that each option granted under the plan shall terminate as of a date to be fixed by the committee; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant’s option, in whole or in part, including as to options not otherwise exercisable.

The 2010 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2010 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2010 Plan, beginning with calendar year 2011, by an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 250,000 shares of common stock. As a result of the application of this evergreen formula and the amendment, the number of shares of our common stock currently reserved for issuance under grants to be made under the 2010 Plan is 1,850,660 shares.

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

All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee, except as provided by the Nominating, Corporate Governance and Compensation Committee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee’s right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators. Options are also subject to termination by the Nominating, Corporate Governance and Compensation Committee under certain conditions.

In the event of termination of employment because of death while an employee, or because of disability, the optionee’s options may be exercised not later than the expiration date specified in the option or one year after the optionee’s death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee’s death, whichever date is earlier. If an optionee’s employment by us terminates because of disability and such optionee does not die within the following three months after termination, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee’s employment terminates for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee’s employment terminates for any reason other than death, disability or retirement, all rights to exercise the option will terminate not later than 90 days following the date of such termination of employment, except as otherwise provided under the plan. Non-qualified options are not subject to the foregoing restrictions unless specified by the Nominating, Corporate Governance and Compensation Committee.

The Board of Directors may amend, suspend or terminate the 2010 Plan at any time, except that no amendment shall be made which:

●
increases the total number of shares subject to the plan in excess of the evergreen formula or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization),

●	affects outstanding options or any exercise right thereunder,
●	extends the term of any option beyond 10 years, or
●	extends the termination date of the plan.

Unless the 2010 Plan is suspended or terminated by the Board of Directors, the 2010 Plan will terminate in June 2020. Any termination of the 2010 Plan will not affect the validity of any options previously granted thereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2014, we had 23,505,731 of common stock issued and outstanding. The following table sets forth information known to us as of March 31, 2014 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each director and nominee;
●	each named executive officer; and
●	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Inuvo, Inc., 1111 Main Street, Suite 201, Conway, Arkansas 72032. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the that date, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Charles Morgan 1	2,067,315	8.5%
Pat Terrell 2	525,000	2.2%
Richard K. Howe 3	751,750	3.1
John B. Pisaris 4	276,621	1.1%
Wallace D. Ruiz 5	225,519	*
Joe Durrett	107,612	*
Don Walker “Trey” Barrett III 6	198,888	*
Charles L. Pope 7	107,631	*
All named executive officers, directors and director nominees as a group (eight persons)	4,260,336	17.5%
William Blair & Company, L.L.C. 8 222 West Adams St. Chicago, IL 60606	2,157,990	8.9%
———————
*   represents less than 1%
1    Includes 1,228,315 shares of common stock held in a separate account (the "Separately Managed Account") managed by Bridgehampton Capital Management LLC ("BCM") for Charles D. Morgan. BCM is the sole manager of Bridgehampton Multi-Strategy Fund LLC (f/k/a Bridgehampton Arbitrage LLC, "Multi-Strategy Fund") and Bridgehampton Monument Fund LLC ("Monument Fund", and together with the Multi-Strategy Fund, the "Funds") and the manager of the Separately Managed Account. The Multi-Strategy Fund directly owns 350,000 shares of common stock and the Monument Fund directly owns 315,000 shares of common stock. Kenneth E. Lee is the managing member of BCM. Mr. Morgan, a member of BCM, has joint trading authority with respect to the shares of the issuer held by the Funds and in the Separately Managed Account. Therefore, each of BCM and Mr. Lee may be deemed to share beneficial ownership (but only partial pecuniary interest) of the shares beneficially owned by the Funds and the Separately Managed Account. Includes 174,000 shares of common stock issuable pursuant to the exercise of stock options, restricted stock grants and warrants exercisable within 60 days of March 31, 2014.
2    Includes 35,000 shares of common stock issuable pursuant to the exercise of warrants exercisable within 60 days of March 31, 2014.
3    Includes 390,000 shares of common stock issuable pursuant to the exercise of stock options and restricted stock grants exercisable within 60 days ofMarch 31, 2014.
4    Includes 186 shares and 1,985 shares, respectively, held by Mr. Pisaris' minor children and 5,000 shares of common stock issuable pursuant to the exercise of restricted stock grants within 60 days of March 31, 2014.
5    Includes 93,000 shares of common stock issuable pursuant to the exercise of stock options and restricted stock grants exercisable within 60 days of March 31, 2014.
6    Includes 88,334 shares of common stock issuable pursuant to the exercise of stock options and restricted stock grants exercisable within 60 days of March 31, 2014.
7    Includes 24,000 shares of common stock issuable pursuant to the exercise of stock options and restricted stock grants exercisable within 60 days of March 31, 2014.
8    Based on Schedule 13G filed with the Securities and Exchange Commission on February 6, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2005 Long-Term Incentive Plan	656,946	$0.12	14,343
2010 Equity Compensation Plan	364,370	$1.96	2,260,752
Plans not approved by stockholders	982,551	$9.62	0

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2013, we entered into a Sublease with First Orion Corp., an affiliate of one of our principal stockholders and director, Charles D. Morgan. Under the terms of the Sublease, which expires in February 2015, we lease approximately 5,834 square feet of office space in Conway, Arkansas for a monthly rental of $8,400. In April 2013, we entered into a Services Agreement with First Orion Corp. whereby we provide each other with office and technical support services on a cost plus 30% basis. The fees under the Services Agreement fluctuate depending on usage, however, we do not expect them to be material. Other than these transactions, there have been no transactions since January 1, 2012 nor are there any currently proposed transactions in which we were or are to be participant in which any related person had or will have a direct or indirect material interest.

Director Independence

Messrs. Morgan, Pope, Durrett and Terrell are considered independent directors under the definition included in the NYSE Amex Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for the years indicated.

	2013	2012

Audit Fees	$327,769	$309,372
Audit-Related Fees	-	63,945
Tax Fees	108,082	146,540
All Other Fees	-	-
Total	$435,851	$519,857

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

Policy on Pre-Approval of Fees

The Audit Committee charter includes the procedures for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the Audit Committee of the Board of Directors.

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

10.27	Fourth Business Financing Modification Agreement, dated March 6th, 2014, with Bridge Bank, National Association.****
21.1	Subsidiaries of the Registrant****
23.1	Consent of Mayer Hoffman McCann P.C.****
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer ****
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer ****
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document ***/****
101.SCH	XBRL Taxonomy Extension Schema Document ***/****
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***/****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***/****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***/****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***/****

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

Inuvo, Inc.

April 3, 2014	By:	/s/ Wallace D. Ruiz
Chief Financial Officer