Form 10-Q
period 2014-03-31
Inuvo, Inc.
filed 2014-04-24
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares outstanding at April 18, 2014
Common Stock	23,505,265

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	history of losses;

•	material dependence on our relationships with Yahoo! and Google;

•	present and future dependence on our financing arrangements with Bridge Bank, N.A. or any future lender which are collateralized by our assets;

•	covenants and restrictions in our grant agreement with the state of Arkansas;

•	possible need to raise additional capital;

•	dependence of our Partner Network segment on relationships with distribution partners;

•	introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability to maintain and grow our customer base and the estimates and assumptions we use in that segment;

•	ability to acquire traffic through other search engines;

•	lack of control over content and functionality of advertisements we display from third-party networks;

•	ability to effectively compete;

•	need to keep pace with technology changes;

•	fluctuations in our quarterly earnings and the trading price of our common stock;

•	possible interruptions of services;

•	dependence on third-party providers;

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended and filed with the Securities and Exchange Commission (“SEC”).

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2013” means the fiscal year ended December 31, 2013 and "2014" means the fiscal year ended December 31, 2014. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2014 (Unaudited) and December 31, 2013

	2014	2013
Assets
Current assets
Cash	$2,722,981	$3,137,153
Accounts receivable, net of allowance for doubtful accounts of $79,845 and $62,845, respectively	3,928,792	3,609,825
Unbilled revenue	16,295	24,472
Prepaid expenses and other current assets	474,504	510,968
Total current assets	7,142,572	7,282,418
Property and equipment, net	1,081,744	1,188,566
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	10,125,825	10,324,326
Other assets	312,870	379,513
Total other assets	16,199,503	16,464,647
Total assets	$24,423,819	$24,935,631

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	5,724,419	6,235,533
Accrued expenses and other current liabilities	2,461,105	2,386,226
Term and credit notes payable - current portion	5,548,830	2,548,333
Total current liabilities	13,734,354	11,170,092

Long-term liabilities
Deferred tax liability	3,713,205	3,788,903
Term and credit notes payable - long term	—	3,595,300
Other long-term liabilities	925,476	1,039,470
Total long-term liabilities	4,638,681	8,423,673

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 23,882,258 and 23,763,307, respectively; outstanding shares 23,499,122 and 23,386,780, respectively	23,881	23,763
Additional paid-in capital	127,942,368	127,908,328
Accumulated deficit	(120,518,906)	(121,193,666)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	6,050,784	5,341,866
Total liabilities and stockholders' equity	$24,423,819	$24,935,631

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net revenue	$10,121,717	$15,919,779
Cost of revenue	3,676,755	7,480,868
Gross profit	6,444,962	8,438,911
Operating expenses
Marketing costs	3,663,687	4,692,889
Compensation	1,099,915	1,993,325
Selling, general and administrative	1,010,609	2,144,831
Total operating expenses	5,774,211	8,831,045
Operating income (loss)	670,751	(392,134)
Other expense, net
Interest expense, net	(97,802)	(106,669)
Other expense, net	(97,802)	(106,669)
Income (loss) from continuing operations before taxes	572,949	(498,803)
Income tax benefit	75,698	83,000
Net income (loss) from continuing operations	648,647	(415,803)
Net income from discontinued operations	26,112	125,093
Net income (loss)	674,759	(290,710)
Foreign currency valuation	—	3
Total comprehensive income (loss)	$674,759	$(290,707)

Per common share data
Basic and diluted
Net income (loss) from continuing operations	$0.03	$(0.02)
Net income (loss) from discontinued operations	—	0.01
Net income (loss)	$0.03	$(0.01)

Weighted average shares
Basic	23,444,053	23,252,095
Diluted	23,481,415	23,252,095

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$674,759	$(290,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	454,473	1,252,633
Grant funds received for relocation costs	—	1,137,913
Deferred income taxes	(75,698)	(83,000)
Corporate headquarters relocation costs	—	(1,182,388)
Amortization of financing fees	4,167	—
Adjustment of European liabilities related to discontinued operations	30,871	—
Provision for doubtful accounts	17,000	—
Stock based compensation	130,448	189,993
Other, net	(96,289)	17,418
Change in operating assets and liabilities, net of acquisition:
Accounts receivable and unbilled revenue	(327,790)	75,776
Prepaid expenses and other assets	98,940	55,881
Accounts payable	(541,985)	(1,529,891)
Accrued expenses and other liabilities	11,173	1,031,206
Other, net	—	(21,438)
Net cash provided by operating activities	380,069	653,393
Investing activities:
Purchases of equipment and capitalized development costs	(178,423)	(517,127)
Acquisition of Vertro, Inc., net of stock issuance costs	—	319,909
Net cash used in investing activities	(178,423)	(197,218)
Financing activities:
Return to collateralize letter of credit	—	301,158
Proceeds from revolving line of credit	750,000	1,400,000
Refund of (Prepaid) financing fees	—	36,340
Payments on revolving line of credit	(761,469)	(2,000,000)
Payments on term note payable and capital leases	(604,349)	(348,916)
Net cash used in financing activities	(615,818)	(611,418)
Effect of exchange rate changes	—	3
Net change – cash	(414,172)	(155,240)
Cash, beginning of year	3,137,153	3,381,018
Cash, end of year	$2,722,981	$3,225,778
Supplemental information:
Interest paid	$74,667	$88,157

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

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years, maintaining at least fifty full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements. As of March 31, 2014 we had 26 employees located in Arkansas.

Liquidity

During 2013, we saw volatility in our cash position reflecting the current revenue levels. To manage available cash, we may delay payments to the Partner Network publishers and other vendors, which may affect their decisions to do business with us. In 2013, we decided to transition from the AppBar product to owned and operated websites and applications. This transition contributed to reduced liquidity and violations of covenants in the agreement with Bridge Bank, N.A. ("Bridge Bank"). During the first quarter of 2014, Bridge Bank waived the events of default associated with the covenant violations and amended the financing agreement. See Note 5, "Notes Payable." We have access to a revolving line of credit with Bridge Bank, which had approximately $627,000 in availability as of March 31, 2014.

We believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement.

The accompanying consolidated financial statements were prepared by management on a go-forward basis and therefore do not include any adjustment to our assets and liabilities.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At March 31, 2014 and December 31, 2013 these two customers accounted for 90.2% percent and 88.0% percent of our gross accounts receivable balance, respectively. For the three months ended March 31, 2014 and March 31, 2013 they accounted for 95.7% percent and 91.3% percent of net revenue, respectively.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012 we were notified by the Exchange that we were out of compliance with certain aspects of their continued listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012 to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. The Exchange initially required that we regain compliance with the continued listing standards by April 24, 2014. While we reported net income in 2013, we reported a loss of $26,000 from continuing operations in 2013 which resulted in our company failing to regain compliance with the continued listing standards at the end of 2013 as initially expected. In April 2014, after discussions with the Exchange, the Exchange agreed to extend the time for our company to regain compliance with the continued listing standards to May 30, 2014. This date is the maximum period the Exchange is permitted to provide us to regain compliance with its continued listing standards and is not subject to further extension. We believe that as a result of reporting net income from continuing operations of $649,000 for the first quarter of 2014, as well as stockholders’ equity in excess of $6,000,000, we are currently in compliance with the continued listing standards. The Exchange will continue to monitor our compliance with the continued listing standards through periodic review to determine whether we are making progress consistent with the plan. If we should fail to comply with continued listing standards in future periods, our common stock is subject to immediate delisting proceedings.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 10, 2014 and amended on April 3, 2014.

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

Revenue Recognition

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

Recent accounting pronouncements

Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013.  In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax  asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014.

Other recent accounting pronouncements issued by standard setters did not or are not believed to have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made to historical periods to conform to current classification. These reclassifications had no effect on total stockholders' equity or net income (loss).

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows:

	March 31, 2014	December 31, 2013
Furniture and fixtures	$67,341	$67,341
Equipment	2,552,787	2,547,686
Software	8,194,304	8,020,982
Leasehold improvements	66,903	66,903
Subtotal	10,881,335	10,702,912
Less: accumulated depreciation and amortization	(9,799,591)	(9,514,346)
Total	$1,081,744	$1,188,566

During the three months ended March 31, 2014 and 2013, depreciation expense was $255,972 and $705,467.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of March 31, 2014:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(918,750)	$7,901,250	$110,250
Customer list, all other	10 years	1,610,000	(335,425)	1,274,575	40,251
Trade names, ALOT (1)	5 years	960,000	(400,000)	560,000	48,000
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,780,000	$(1,654,175)	$10,125,825	$198,501

Goodwill, Partner Network		$1,776,544	$—	$1,776,544
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264
Goodwill, total		$5,760,808	$—	$5,760,808

(1)
We have determined that our trade names intangible related to our web properties has an indefinite life, and as such it is not amortized. We determined our ALOT trade names should be amortized over five years.

Our amortization expense over the next five years and thereafter is as follows:

2014	$595,503
2015	794,004
2016	794,004
2017	634,004
2018	602,004
Thereafter	6,316,306
Total	$9,735,825

Note 5 - Notes Payable

The following table summarizes our notes payable balances as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Term note payable - 9.25 percent at March 31, 2014 (prime plus 6 percent), due December 10, 2014.	$2,305,555	$2,888,888
Revolving credit line - 3.75 percent at March 31, 2014 (prime plus 0.5 percent), due March 29, 2015	3,243,275	3,254,745
Total	5,548,830	6,143,633
Less: current portion	(5,548,830)	(2,548,333)
Term and revolving credit line - long term portion	$—	$3,595,300

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

Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $627,000 available under the revolving credit line as of March 31, 2014.

As of December 31, 2013, the Company was not in compliance with certain financial covenants. Bridge Bank provided a waiver of those covenants. At March 31, 2014, we were in compliance with all Bridge Bank requirements.

During March 2014, the Company entered into the Fourth Business Financing Modification Agreement with Bridge Bank that revised the targets for our financial covenants to a Debt Service Coverage Ratio of at least 1.75 to 1.0 tested on the immediate proceeding three month period beginning May 2014; and an Asset Coverage Ratio of not less than .70 to 1.0 at February 2014, .90 to 1.0 at March and April 2014, 1.00 to 1.0 at May, June, and July 2014, and 1.25 to 1.0 at August 2014 and thereafter. In addition, it requires that there be no negative fluctuation from the submitted forecast greater than twenty percent. The modification accelerates the payment of the remaining balance of the term loan such that it is fully amortized by March 2015 and changed the interest rate of the term loan from prime plus 1% to prime plus 6%. An additional 5% may be incurred during any period that an event of default has occurred or is continuing.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Accrued marketing costs	$1,232,853	$1,198,152
Accrued expenses and other	432,408	519,859
Loss contingency	475,704	263,238
Deferred Arkansas grant, current portion	242,225	242,225
Accrued payroll and commission liabilities	4,452	85,782
Capital leases, current portion	43,015	51,205
Accrued taxes	30,448	25,765
Total	$2,461,105	$2,386,226

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	March 31, 2014	December 31, 2013
Taxes payable	$506,453	$506,453
Deferred Arkansas grant, less current portion	270,776	360,576
Deferred rent	108,849	120,218
Capital leases, less current portion	39,398	52,223
Total	$925,476	$1,039,470

Note 8 – Income Taxes

We have a deferred tax liability of 3,713,205 as of March 31, 2014, related to our intangible assets. During the three months ended March 31, 2014, we recognized an income tax benefit of $75,698 due to the decrease of our deferred tax liability associated with the amortization of the related intangible assets.

We also have a net deferred tax asset of approximately $32,000,000. We have evaluated this asset and are unable to support a conclusion that it is more likely than not that any of this asset will be realized. As such, the net deferred tax asset is fully reserved. We will continue to evaluate our deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

At March 31, 2014 we have accrued $506,453 in other long-term liabilities for uncertain tax positions.

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

We recorded stock-based compensation expense for all equity incentive plans of $130,448 and $189,993 for the three months ended March 31, 2014 and 2013, respectively. Total compensation cost not yet recognized at March 31, 2014 was $576,568 to be recognized over a weighted-average recognition period of 1.6 years.

During the first quarter of 2014, no equity grants were made. In the first quarter of 2013, we granted employees a total of 100,000 RSUs with a weighted average fair value of $0.72 per share.

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

The following table summarizes the stock grants outstanding under our 2005 LTIP and 2010 ECP plans as of March 31, 2014:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	258,248	105,522	1,060,823	2,261,352	3,685,945
2005 LTIP	33,748	398,766	523,976	43,510	1,000,000
Total	291,996	504,288	1,584,799	2,304,862	4,685,945

We also have 160,996 options outstanding under a separate plan which is not authorized to issue any additional shares.

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until April 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three months ended March 31, 2014, we recognized net income from discontinued operations of $26,112, generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier. During the three months ended March 31, 2013, we recognized net income of $125,093 primarily related to the favorable resolution of a tax audit.
.

Note 11 - Earnings per Share

During the three months ended March 31, 2014, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards now have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.03 for the three month period ended March 31, 2014.

For the Three Months Ended
March 31, 2014
Weighted average shares outstanding for basic EPS	23,444,053
Effect of dilutive securities
Options	9,553
Restricted stock units	13,796
Warrants	14,013
Weighted average shares outstanding for diluted EPS	23,481,415

In addition, we have potentially dilutive options and warrants. We have 435,742 outstanding stock options with a weighted average exercise price of $18.39. We also have 765,000 outstanding warrants with a weighted average exercise price of $2.47.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was a credit of $2,996 and an expense of $174,088 for the three months ended ended March 31, 2014 and 2013, respectively. The credit in the three months ended March 31, 2014 is due primarily to subleasing the company’s former New York City office at a higher rate than its lease cost.

Minimum lease payments under non-cancelable operating leases as of March 31, 2014 are:

	Lease Payments	Sublease income
2014	$402,730	$445,634
2015	547,651	604,569
2016	45,749	50,753
Total	$996,130	$1,100,956

During 2013 we signed an amendment allowing us to terminate our Clearwater office lease for $615,000, and the lease was terminated on March 31, 2013. We also entered into an agreement to lease office space in Conway, Arkansas for two years in the total amount of $193,200 which we prepaid. The lessor of this space is First Orion Corp., which is owned by a director and shareholder of Inuvo.

Note 13 - Litigation and Settlements

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following litigation which is not incidental to its business:

Shareholder Class Action Lawsuits. In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment and the case has been remanded to the District Court.  In October 2012 the District Court entered an order maintaining the existing stay on discovery pending a ruling on the defendants' motion for summary judgment. On March 28, 2014, the parties reached an agreement in principle to settle this matter. This proposed settlement is subject to review and approval by the District Court.  As part of the proposed settlement, the insurance carrier is expected to pay $2.4 million to stockholders in the class. The settlement is not expected to require any direct payment by us.

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

Note 14 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network, which are described in Note 1. In the third quarter of 2013 we reorganized our segments and have retrospectively applied the current presentation to prior periods.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the months ended March 31, 2014 and 2013. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	$	% of Revenue	$	% of Revenue
Partner Network	5,451,617	53.9%	8,916,997	56.0%
Owned and Operated Network	4,670,100	46.1%	7,002,782	44.0%
Total net revenue	10,121,717	100.0%	15,919,779	100.0%

Gross Profit by Segment

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	$	Gross Profit %	$	Gross Profit %
Partner Network	1,858,403	34.1%	1,802,358	20.2%
Owned and Operated Network	4,586,559	98.2%	6,636,553	94.8%
Total gross profit	6,444,962	63.7%	8,438,911	53.0%

Note 15 - Related Party Transactions

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

We took several significant steps in 2013 to position our business for long-term success including a reduction in compensation and administrative expenses, which helped improve net income and make 2013 our first profitable year in recent memory. In 2014 we are focused on expanding our product portfolio and growing revenue and profitability.

During 2013 and early 2014, we expanded our ALOT-branded websites and applications with the launch of ALOT Local, ALOT Health, ALOT Finance, ALOT Careers, ALOT Travel and ALOT Home. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business throughout 2014.

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least 50 full-time equivalent, permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements.

In conjunction with the relocation to Arkansas, we exited our Clearwater, FL office lease, found a subtenant for our office in New York City and completed the relocation of our New York City data centers to a single location in Arkansas. As a result, our compensation and selling, general and administrative expenses together are now less than $3 million per quarter.

NYSE MKT

Our common stock is listed on the NYSE MKT, LLC (the "Exchange"). In November 2012 we were notified by the Exchange that we were out of compliance with certain aspects of their continued listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the Exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the Exchange by December 31, 2012 to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. The Exchange initially required that we regain compliance with the continued listing standards by April 24, 2014. While we reported net income in 2013, we reported a loss of $26,000 from continuing operations in 2013 which resulted in our company failing to regain compliance with the continued listing standards at the end of 2013 as initially expected. In April 2014, after discussions with the Exchange, the Exchange agreed to extend the time for our company to regain compliance with the continued listing standards to May 30, 2014. This date is the maximum period the Exchange is permitted to provide us to regain compliance with its continued listing standards and is not subject to further extension. We believe that as a result of reporting net income from continuing operations of $649,000 for the first quarter of 2014, as well as stockholders’ equity in excess of $6,000,000, we are currently in compliance with the continued listing standards. The Exchange will continue to monitor our compliance with the continued listing standards through periodic review to determine whether we are making progress consistent with the plan. If we should fail to comply with continued listing standards in future periods, our common stock is subject to immediate delisting proceedings.

Results of Operations

During the third quarter of 2013, we changed our segment presentation and have retrospectively applied the current presentation to prior periods.

Net Revenue

	For the Three Months Ended March 31,
	2014	2013	Change	% Change
Partner Network	$5,451,617	$8,916,997	$(3,465,380)	(38.9%)
Owned and Operated Network	4,670,100	7,002,782	(2,332,682)	(33.3%)
Total net revenue	$10,121,717	$15,919,779	$(5,798,062)	(36.4%)

The Owned and Operated Network revenue was 46 percent of our total revenue in 2014 as compared to 44 percent in 2013 reflecting our focus on expanding the ALOT branded websites and apps we developed over the past twelve months.

The Partner Network segment revenue declined during the first quarter of 2014 from the comparable period in 2013. Growing revenue in this segment is dependent upon an increase in the number of transactions processed through our ValidClick platform and growing the number of advertisements delivered to mobile devices. We have focused on recruiting partners with high quality traffic, which we believe increases revenue per click and reduces exposure to click fraud. Within this Network, we have transitioned away from publishers who focus heavily on marketing models with non-standard traffic sources. As a result we experienced revenue declines at the end of 2013 from publishers we terminated and now see recovery from new publishers who fit our revised publisher policies. Also, with the fourth quarter of 2013, we have renewed our efforts to enforce publisher contract terms and conditions and our Network operating policies, including validating traffic sources, improved technological detection, periodic publisher auditing, and where appropriate, modifying publisher payment terms. We expect increased revenues in this segment to be driven by advertisements delivered to mobile devices and the deployment of new advertising solutions to our publishers.

Revenue in our Owned and Operated Network is generated through our consumer-facing ALOT branded websites and applications. In early 2013, we decided, as a result of changes in the marketplace, to transition away from the Appbar business which we acquired in the Vertro acquisition in 2012 and apply the assets purchased in that acquisition towards growing an Owned and Operated website and mobile applications business. This transition is reflected in the decline in revenues in this segment. We expect Appbar revenue to continue to decline and website revenue to increase throughout 2014. We have now launched a number of properties under the ALOT brand including ALOT Home, ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Legal and ALOT Travel. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on growing consumer demand for content, delivered both on the desktop and on mobile devices.

We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications as well as launching additional websites and mobile applications under the ALOT brand.

Cost of Revenue

	For the Three Months Ended March 31,
	2014	2013	Change	% Change
Partner Network	$3,593,214	$7,114,638	$(3,521,424)	(49.5%)
Owned and Operated Network	83,541	366,230	(282,689)	(77.2%)
Cost of revenue	$3,676,755	$7,480,868	$(3,804,113)	(50.9%)

Cost of revenue in the Partner Network is generated by payments to website and application publishers who host our advertisements. The decrease in cost of revenue is directly associated with lower revenue in this segment. Additionally, as was described in the Net Revenue section above, we have renewed our efforts to enforce publisher contract terms and conditions and our Network operating policies, including validating traffic sources, improved technological detection, periodic publisher auditing and where appropriate, modifying publisher payments. This resulted in improved margins within the first quarter of 2014 that we expect to return to normal operating levels in subsequent quarters. Cost of revenue in the comparable period in 2013 was higher due to a $322,771 charge associated with the termination of a product line.

The decrease in cost of revenue in the Owned and Operated Network was driven by a decision in 2013 to transition away from the ALOT Appbar product, which we stopped funding in 2014. Other cost of revenue in this segment consists of charges for web searches and content acquisition.

Operating Expenses

	For the Three Months Ended March 31,
	2014	2013	Change	% Change
Marketing costs	$3,663,687	$4,692,889	$(1,029,202)	(21.9%)
Compensation	1,099,915	1,993,325	(893,410)	(44.8%)
Selling, general and administrative	1,010,609	2,144,831	(1,134,222)	(52.9%)
Operating expenses	$5,774,211	$8,831,045	$(3,056,834)	(34.6%)

Operating expenses declined as compared to the prior year as a result of lower investment in marketing costs for the Appbar and expense savings resulting from the move to Arkansas, including reduced compensation and overhead expenses.

Marketing costs include those expenses required to attract traffic to our owned and operated websites and to effect Appbar downloads. Marketing costs decreased in the first quarter of 2014 due to a decision to terminate certain investments required to acquire Appbar users. This was partially offset by the spend required to grow the owned and operated website and application business. We expect marketing costs to increase in the balance of 2014 as we launch additional ALOT branded websites and mobile applications.

Compensation expense declined in the first quarter of 2014 as compared to the first quarter of 2013 due to operational efficiencies and reduced payroll related to the relocation to Arkansas. Compensation expense included severance charges of approximately $82,000 and $316,000 in the 2014 and 2013 periods, respectively, related to a reduction in force during the first quarter of 2014 and to the relocation to Arkansas in the same period of 2013. The head count of permanent, full-time employees was 32 at March 31, 2014 compared to 48 at the same date last year.

The decrease in selling, general and administrative costs is primarily due to cost savings related to the relocation to Arkansas and other operating efficiencies. The primary reasons for the lower cost in the three months ended March 31, 2014 compared to the same period last year are approximately $470,000 lower amortization and depreciation expense; $264,000 lower facilities cost; $129,000 lower professional fees; and $74,000 lower travel and entertainment costs. Also, the lower expense in the first quarter of 2014 was partially due to an adjustment of approximately $107,000 to payables which we had over accrued in prior periods. We expect compensation and selling, general and administrative costs combined to remain at less than $3 million per quarter for the remainder of 2014.

Other Expense, net

Other expense, net was $97,802 and $106,669 for the three months ended March 31, 2014 and 2013, respectively. These charges primarily include interest on the credit facility with Bridge Bank, which declined as a result of lower balances during 2014.

Income (loss) from Discontinued Operations

For the year ended March 31, 2014, we recognized net income from discontinued operations of $26,112, generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier. During the year ended March 31, 2013, we recognized net income of $125,093 primarily related to the favorable resolution of a tax audit.

Liquidity and Capital Resources

Lower revenue in the fourth quarter of 2013 reflected both a seasonal decline as well as the effects of an accelerated transition out of the Appbar product into higher growth, content based, mobile ready websites and applications. This lower revenue resulted in lower borrowing capacity which we dealt with by reducing operating expenses and lengthening account payables where appropriate.. As a result, covenant waivers and modification of terms were successfully negotiated with Bridge Bank. (see Note 6, "Notes Payable"). Since the end of 2013, the company’s average daily revenue has grown as expected and as a result the company’s liquidity has improved. We are now in a position to be able to immediately leverage additional capital towards growth and as such we anticipate securing additional debt financing in 2014. There are no assurances that additional financing will be available to us upon terms and conditions, which are acceptable to the company.

We also have access to a revolving line of credit under our agreement, as amended with Bridge Bank, which had approximately $627,000 in availability as of March 31, 2014.

We believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months. During the first quarter of 2014, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. This shelf registration statement enhances our ability to quickly raise additional capital through the sale of equity, however, we are not presently a party to any agreement or understanding for the sale of our equity securities and there are no assurances we will proceed with such a transaction during 2014.

Cash Flows - Operating

Net cash provided by operating activities was $380,069 during the first quarter of 2014. We produced net income of $674,759, which included non-cash depreciation and amortization expense of $454,473 and stock-based compensation expense of $130,448. The change in operating assets and liabilities was a $759,662 use of cash as a result of better operating performance.

During the comparable period in 2013 we generated cash from operating activities of $653,393 and a net loss of $290,710 which was offset by non-cash depreciation and amortization expenses of $1,252,633 and stock-based compensation expenses of $189,993.

Cash Flows - Investing

Net cash used in investing activities was $178,423 and $197,218 for the first quarters of 2014 and 2013, respectively.

Cash used in investing activities during the 2014 period primarily consisted of capitalized internal development costs, which are slightly lower than the previous year as a result of the decline in overall payroll costs associated with those activities.

Cash Flows - Financing

Net cash used in provided by financing activities was $615,818 during the first quarter of 2014. We used cash generated from operations to make net payments on the credit facility of $615,818.

During the 2013 period, net cash provided by financing activities was $611,418, net payments on the credit facility of $948,916 and the letter of credit on our Clearwater, FL office of $301,158.

Off Balance Sheet Arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2014, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

ITEM 1. LEGAL PROCEEDINGS.

See Note 14, Litigation and Settlements, for a discussion of outstanding legal proceedings.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 10, 2014 and as amended on April 3, 2014 subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2013, we have a history of net losses that have resulted in an accumulated deficit of $120,518,906 as of March 31, 2014. We cannot provide assurance that we can consistently generate a net income.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the first quarter of 2014 they accounted for 52.8 percent and 42.9 percent of our revenues, respectively, and during 2013 they accounted for 57.8 percent and 33.5 percent, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance on favorable terms. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had approximately $5.5 million in debt outstanding as of March 31, 2014. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

•	pay fees to the lender associated with the credit facility;

•	meet prescribed financial covenants;

•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;

•	provide financial information to the lender; and

•	refrain from any transfer of any of our business or property, subject to customary exceptions.

We have historically had difficulties meeting the financial covenants set forth in our credit agreement. Our lender has given us waivers in the past and reset our financial covenants several times, including during the first quarter of 2014. In the event of a breach of our covenants we cannot provide any assurance that our lender would provide a waiver or reset our covenants. A breach in our covenants could result in a default under the credit facility, and in such event Bridge Bank could elect to declare all borrowings outstanding to be due and payable. If this occurs and we are not able to repay, Bridge Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

In the past we have been deficient in the continued listing standards of the NYSE MKT and there are no assurances we will be able to maintain compliance in the future. Our common stock is listed on the NYSE MKT. In November 2012, we were notified by the exchange that we were out of compliance with certain aspects of their listing requirements; specifically, due to losses from continuing operations and/or net losses in our five most recent fiscal years, the exchange's minimum requirement for continued listing is stockholders' equity of not less than $6,000,000. We were afforded the opportunity to submit a plan of compliance to the exchange by December 31, 2012, to demonstrate our ability to regain compliance with their listing standards. We submitted our plan and were notified on February 15, 2013 that it was accepted. We submitted our plan and were notified on February 15, 2013 that it was accepted. The Exchange initially required that we regain compliance with the continued listing standards by April 24, 2014. While we reported net income in 2013, we reported a loss of $26,000 from continuing operations in 2013 which resulted in our company failing to regain compliance with the continued listing standards at the end of 2013 as initially expected. In April 2014, after discussions with the Exchange, the Exchange agreed to extend the time for our company to regain compliance with the continued listing standards to May 30, 2014. This date is the maximum period the Exchange is permitted to provide us to regain compliance with its continued listing standards and is not subject to further extension. We believe that as a result of reporting net income from continuing operations of $649,000 for the first quarter of 2014, as well as stockholders’ equity in excess of $6,000,000, we are currently in compliance with the continued listing standards. The Exchange will continue to monitor our compliance with the continued listing standards though periodic review to determine whether we are making progress consistent with the plan. If we should fail to comply with continued listing standards in future periods, our common stock is subject to immediate delisting proceedings. In the event that our stock is delisted, it would likely be quoted in the over-the-counter market on the OTC Pink Markets. The loss of our exchange listing of our common stock would adversely impact the future liquidity of our common stock and may make it more difficult for our stockholders to resell their shares. In addition, we would no longer be eligible to use a shelf registration statement which was recently declared effective by the SEC which could adversely impact our ability to raise additional equity capital in future periods.

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

Inuvo, Inc.

April 24, 2014	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

April 24, 2014	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial officer