Form 10-Q
period 2014-06-30
Inuvo, Inc.
filed 2014-07-31
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares outstanding at July 25, 2014
Common Stock	23,505,265

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2014 (Unaudited) and December 31, 2013

	2014	2013
Assets
Current assets
Cash	$3,401,037	$3,137,153
Accounts receivable, net of allowance for doubtful accounts of $77,876 and $62,845, respectively	3,764,090	3,609,825
Unbilled revenue	16,615	24,472
Prepaid expenses and other current assets	574,274	510,968
Total current assets	7,756,016	7,282,418
Property and equipment, net	1,005,997	1,188,566
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,927,324	10,324,326
Other assets	260,142	379,513
Total other assets	15,948,274	16,464,647
Total assets	$24,710,287	$24,935,631

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,448,243	$6,235,533
Accrued expenses and other current liabilities	2,716,404	2,386,226
Term and credit notes payable - current portion	5,315,497	2,548,333
Total current liabilities	13,480,144	11,170,092

Long-term liabilities
Deferred tax liability	3,713,205	3,788,903
Term and credit notes payable - long term	—	3,595,300
Other long-term liabilities	835,481	1,039,470
Total long-term liabilities	4,548,686	8,423,673

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 23,881,792 and 23,763,307, respectively; outstanding shares 23,505,265 and 23,386,780, respectively	23,881	23,763
Additional paid-in capital	128,190,750	127,908,328
Accumulated deficit	(120,136,615)	(121,193,666)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	6,681,457	5,341,866
Total liabilities and stockholders' equity	$24,710,287	$24,935,631

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$10,942,033	$13,130,428	$21,063,750	$29,050,207
Cost of revenue	4,666,175	6,964,311	8,342,930	14,445,179
Gross profit	6,275,858	6,166,117	12,720,820	14,605,028
Operating expenses
Marketing costs	3,614,598	2,993,165	7,278,285	7,686,054
Compensation	1,139,095	1,455,369	2,239,010	3,448,694
Selling, general and administrative	1,054,355	1,631,945	2,064,964	3,776,776
Total operating expenses	5,808,048	6,080,479	11,582,259	14,911,524
Operating income (loss)	467,810	85,638	1,138,561	(306,496)
Other expense, net
Interest expense, net	(103,301)	(66,328)	(201,103)	(172,997)
Other expense, net	(103,301)	(66,328)	(201,103)	(172,997)
Income (loss) from continuing operations before taxes	364,509	19,310	937,458	(479,493)
Income tax benefit	—	79,247	75,698	162,247
Net income (loss) from continuing operations	364,509	98,557	1,013,156	(317,246)
Net income from discontinued operations	17,782	283,015	43,894	408,108
Net income	382,291	381,572	1,057,050	90,862
Foreign currency valuation	$—	$(127)	$—	$(124)
Total comprehensive income	$382,291	$381,445	$1,057,050	$90,738

Per common share data
Basic and diluted
Net income (loss) from continuing operations	$0.02	$0.01	$0.04	$(0.02)
Net income from discontinued operations	—	0.01	—	0.02
Net income	$0.02	$0.02	$0.04	$—

Weighted average shares
Basic	23,445,771	23,290,479	23,480,956	23,271,159
Diluted	24,050,239	23,323,158	23,936,241	23,271,159

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$1,057,050	$90,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896,309	1,955,701
Deferred income taxes	(75,698)	(158,699)
Amortization of financing fees	12,980	20,833
Adjustment of European liabilities related to discontinued operations	(59,063)	(306,036)
Provision for doubtful accounts	15,032	—
Stock based compensation	378,830	300,413
Other, net	(96,289)	2,830
Change in operating assets and liabilities, net of acquisition:
Accounts receivable and unbilled revenue	(161,440)	724,454
Prepaid expenses and other assets	43,086	(208,521)
Accounts payable	(728,227)	(2,311,397)
Accrued expenses and other liabilities	217,644	722,267
Other, net	—	(170,088)
Net cash provided by operating activities	1,500,214	662,619
Investing activities:
Purchases of equipment and capitalized development costs	(375,285)	(681,231)
Grant funds received for equipment and office construction	—	360,812
Net cash used in investing activities	(375,285)	(320,419)
Financing activities:
Deposit to collateralize letter of credit	—	301,158
Proceeds from revolving line of credit	1,350,000	3,500,000
Prepaid financing fees and other	—	37,600
Payments on revolving line of credit	(1,261,469)	(3,717,309)
Payments on term note payable and capital leases	(949,576)	(692,908)
Net cash used in financing activities	(861,045)	(571,459)
Effect of exchange rate changes	—	(124)
Net change – cash	263,884	(229,383)
Cash, beginning of year	3,137,153	3,381,018
Cash, end of period	$3,401,037	$3,151,635
Supplemental information:
Interest paid	$161,564	$173,074

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

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least fifty full-time equivalent permanent positions within four years, maintaining at least fifty full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements. As of June 30, 2014 we had 33 employees located in Arkansas.

Liquidity

As of June 30, 2014, in accordance with the agreement with Bridge Bank, N.A. ("Bridge Bank"), as amended (see Note 5, "Notes Payable"), we have access to a revolving line of credit, which had approximately $446,000 in availability. We believe that the combination of our existing cash, and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for a least the next twelve months. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. Though we do not expect to need additional funds in the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit, or through another debt instrument.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At June 30, 2014 and December 31, 2013 these two customers combined accounted for 92.5% and 88.0% of our gross accounts receivable balance, respectively. For the three and six months ended June 30, 2014 these two customers combined accounted for 96.87% and 96.30% of net revenue, respectively. For the three and six months ended June 30, 2013, these two customers combined accounted for 92.8% and 92.0% of net revenue, respectively.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-10 Revenue Recognition. We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. Accordingly, we will adopt these presentation requirements during the fourth quarter of 2014.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not allowed. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
Other recent accounting pronouncements issued by standard setters did not or are not believed to have a material impact on our present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made to historical periods to conform to current classification. These reclassifications had no effect on total stockholders' equity or net income (loss).

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows:

	June 30, 2014	December 31, 2013
Furniture and fixtures	$67,341	$67,341
Equipment	2,562,887	2,547,686
Software	8,381,066	8,020,982
Leasehold improvements	66,903	66,903
Subtotal	11,078,197	10,702,912
Less: accumulated depreciation and amortization	(10,072,200)	(9,514,346)
Total	$1,005,997	$1,188,566

During the three and six months ended June 30, 2014, depreciation expense was $243,335 and $499,307, respectively. During the three and six months ended June 30, 2013, depreciation expense was $504,567 and $1,210,034, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of June 30, 2014:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(1,029,000)	$7,791,000	$220,500
Customer list, all other	10 years	1,610,000	(375,676)	1,234,324	80,502
Trade names, ALOT (1)	5 years	960,000	(448,000)	512,000	96,000
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,780,000	$(1,852,676)	$9,927,324	$397,002

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)
We have determined that our trade names intangible related to our web properties has an indefinite life, and as such it is not amortized. We determined our ALOT trade names should be amortized over five years.

Our amortization expense over the next five years and thereafter is as follows:

2014	$397,002
2015	794,004
2016	794,004
2017	634,004
2018	602,004
Thereafter	6,316,306
Total	$9,537,324

Note 5 - Notes Payable

The following table summarizes our notes payable balances as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Term note payable - 9.25 percent at June 30, 2014 (prime plus 6 percent), due March 10, 2015.	$1,972,222	$2,888,888
Revolving credit line - 4.25 percent at June 30, 2014 (prime plus 1 percent), due March 29, 2015	3,343,275	3,254,745
Total	5,315,497	6,143,633
Less: current portion	(5,315,497)	(2,548,333)
Term note payable and revolving credit line - long term portion	$—	$3,595,300

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

Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $446,000 available under the revolving credit line as of June 30, 2014.

At December 31, 2013, the Company was not in compliance with certain financial covenants. Bridge Bank provided a waiver of those covenants. As of June 30, 2014, we were in compliance with all Bridge Bank requirements.

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

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Accrued marketing costs	$1,523,873	$1,198,152
Accrued expenses and other	395,675	519,859
Loss contingency	349,926	263,238
Deferred Arkansas grant, current portion	220,307	242,225
Accrued sales reserve	163,923	—
Accrued payroll and commission liabilities	1,693	85,782
Capital leases, current portion	40,571	51,205
Accrued taxes	20,436	25,765
Total	$2,716,404	$2,386,226

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	June 30, 2014	December 31, 2013
Taxes payable	$506,453	$506,453
Deferred Arkansas grant, less current portion	202,894	360,576
Deferred rent	96,186	120,218
Capital leases, less current portion	29,948	52,223
Total	$835,481	$1,039,470

Note 8 – Income Taxes

We have a deferred tax liability of $3,713,205 as of June 30, 2014, related to our intangible assets. Pursuant to ASC 740, we recognized in the first quarter of 2014, an income tax benefit of $75,698 related to the decrease of our deferred tax liability associated with the amortization of the related intangible assets. In assessing the available evidence, the amortization of the recorded deferred tax liability is not appropriate in the current quarter due to the timing of the reversal of the temporary differences and cannot reasonably be determined. We will reassess the timing of the reversal of the temporary differences in future quarters.

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

At June 30, 2014 we have accrued $506,453 in other long-term liabilities for uncertain tax positions.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”). Option and restricted stock unit vesting periods are generally up to three years. During the second quarter of 2014, the Board of Directors approved the 2014 Management Equity Compensation Program, a performance-based restricted stock grant incentive program. The grant may vary depending upon achieving 2014 profit goals established by the Board of Directors.

For the three and six months ended June 30, 2014, we recorded stock-based compensation expense for all equity incentive plans of $248,382 and $378,830, respectively and $110,420 and $300,413 for the three and six months ended June 30, 2013, respectively. Total compensation cost not yet recognized at June 30, 2014 was $961,601 to be recognized over a weighted-average recognition period of 1.4 years.

During the second quarter of 2014, we granted employees a total of 717,257 RSUs with a weighted average fair value of $0.78 per share. The shares vest ratably over three years or upon certain performance conditions. In the same quarter, we granted members of our board of directors a total of 102,560 RSUs with a weighted average fair value of $.78 a share which vest quarterly until March 31, 2015. In the first quarter of 2013, we granted employees a total of 100,000 RSUs with a weighted average fair value of $0.72 per share.

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

The following table summarizes the stock grants outstanding under our 2005 LTIP and 2010 ECP plans as of June 30, 2014:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	254,998	925,339	1,082,713	1,422,895	3,685,945
2005 LTIP	33,748	398,766	535,111	32,375	1,000,000
Total	288,746	1,324,105	1,617,824	1,455,270	4,685,945

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

For the three and six months ended June 30, 2014, we recognized net income from discontinued operations of $17,782 and $43,894, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier. During the three and six months ended June 30, 2013, we recognized net income of $283,015 and $408,108, respectively, primarily related to the favorable resolution of a tax audit.

Note 11 - Earnings per Share

During the three and six months ended June 30, 2014, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards now have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three month period ending June 30, 2014 and $0.04 six month period ended June 30, 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted average shares outstanding for basic EPS	23,445,771	23,290,479	23,480,956	23,271,159
Effect of dilutive securities
Options	4,139	13,156	6,089	—
Restricted stock units	605,203	19,523	442,883	—
Warrants	(4,874)	—	6,314	—
Weighted average shares outstanding for diluted EPS	24,050,239	23,323,158	23,936,241	23,271,159

In addition, we have potentially dilutive options and warrants. We have 445,603 outstanding stock options with a weighted average exercise price of $18.00. We also have 765,000 outstanding warrants with a weighted average exercise price of $2.47.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was a credit of $9,179 and $12,174 for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, rent expense from continuing operations was $60,394 and $332,759, respectively. The credit in the three and six months ended June 30, 2014 is primarily due to subleasing the company’s former New York City office at a higher rate than its lease cost.

Minimum future lease payments and future receipts under non-cancelable operating leases as of June 30, 2014 are:

	Lease Payments	Sublease income
2014	$267,445	$297,817
2015	547,967	604,569
2016	45,749	50,753
Total	$861,161	$953,139

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

Shareholder Class Action Lawsuits. In 2005, five putative securities fraud class action lawsuits were filed against Vertro and certain of its former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated. The consolidated complaint alleged that Vertro and the individual defendants violated Section 10(b) of the Exchange Act and that the individual defendants also violated Section 20(a) of the Exchange Act as “control persons.” Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, Vertro made certain misleading statements and omitted material information. The court granted Defendants' motion for summary judgment on

November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment and the case has been remanded to the District Court.  In October 2012 the District Court entered an order maintaining the existing stay on discovery pending a ruling on the defendants' motion for summary judgment. On March 28, 2014, the parties reached an agreement in principle to settle this matter. This proposed settlement is subject to review and approval by the District Court.  As part of the proposed settlement, the insurance carrier is expected to pay $2.4 million to stockholders in the class. The settlement is not expected to require any direct payment by us. On May 14, 2014, the parties entered a Stipulation of Settlement.  On May 22, 2014, the District Court issued an order granting preliminary approval of the settlement. A hearing to determine whether the District Court should issue an order finally approving the proposed settlement has been scheduled for September 15, 2014.  As part of the settlement, the insurance carrier will pay $2.4 million to stockholders in the class. The settlement requires no direct payment by us.

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

Admanage Litigation. In May 2014 we filed a complaint in the Circuit Court of Faulkner County Arkansas against certain former distribution partners of our Publisher Network, Admanage S.A., ClickFind Media Corp., Neo Clicks, Inc. and Neoclicks Internet Services Corp., demanding return of an aggregate of approximately $134,000 paid to such distribution partners during time periods when we allege that the activities of the distribution partners violated our terms of service.  In July 2014 Admanage S.A., Neoclicks Internet Services and ClickFind Media Corp. filed a suit against us in United States District Court Eastern District of Arkansas Western Division, alleging, among other things breach of contract for non payment of approximately $696,000 allegedly earned by the distribution partners.

Note 14 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network, which are described in Note 1. In the third quarter of 2013 we reorganized our segments and have retrospectively applied the current presentation to prior periods.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the months ended June 30, 2014 and 2013. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended				For the Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Partner Network	5,569,504	50.9%	8,507,907	64.8%	$11,021,121	52.3%	$17,424,904	60.0%
Owned and Operated Network	5,372,529	49.1%	4,622,521	35.2%	$10,042,629	47.7%	$11,625,303	40.0%
Total net revenue	10,942,033	100.0%	13,130,428	100.0%	$21,063,750	100.0%	$29,050,207	100.0%

Gross Profit by Segment

	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Partner Network	959,197	17.2%	1,859,678	21.9%	2,817,601	25.6%	3,662,037	21.0%
Owned and Operated Network	5,316,661	99.0%	4,306,439	93.2%	9,903,219	98.6%	10,942,991	94.1%
Total gross profit	6,275,858	57.4%	6,166,117	47.0%	12,720,820	60.4%	14,605,028	50.3%

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

On January 25, 2013, we reached an agreement with the state of Arkansas and received a grant of up to $1.75 million for costs related to the relocation and the purchase of equipment necessary to begin operations in Arkansas. The grant is contingent upon us having at least 50 full-time equivalent, permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. At June 30, 2014, we had 33 employees located in Arkansas. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Based on our hiring and financial forecasts, we believe we will meet all grant requirements.

In conjunction with the relocation to Arkansas, we exited our Clearwater, FL office lease, found a subtenant for our office in New York City and completed the relocation of our New York City data centers to a single location in Arkansas. As a result, we do not expect compensation and selling, general and administrative costs to increase much for the remainder of 2014.

Results of Operations

Net Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Partner Network	$5,569,504	$8,507,907	$(2,938,403)	(34.5%)	$11,021,121	$17,424,904	$(6,403,783)	(36.8%)
Owned and Operated Network	5,372,529	4,622,521	750,008	16.2%	10,042,629	11,625,303	$(1,582,674)	(13.6%)
Net Revenue	$10,942,033	$13,130,428	$(2,188,395)	(16.7%)	$21,063,750	$29,050,207	$(7,986,457)	(27.5%)

Net revenue declined 17% and 28% in the three month and six month periods of 2014, respectively, compared to the same quarters last year due primarily to lower Partner Network revenue and to the transition away from the Appbar product within the Owned and Operated Network. The Owned and Operated Network revenue in the second quarter of 2014 had grown to 16% compared to the same period of 2013 reflecting our focus on expanding the ALOT branded websites and apps we developed over the past twelve months.

The Partner Network segment revenue declined during the second quarter and first half of 2014 from the comparable periods in 2013. Growing revenue in this segment is dependent upon an increase in the number of transactions processed through our ValidClick platform and growing the number of advertisements delivered to mobile devices. We have focused on recruiting partners with high quality traffic, which we believe increases revenue per click and reduces exposure to click fraud. Within this segment, we have transitioned away from publishers who focus heavily on marketing models with non-standard traffic sources. As a result we experienced revenue declines at the end of 2013 from publishers we terminated. Also, with the fourth quarter of 2013, we have renewed our efforts to enforce publisher contract terms and conditions and our Network operating policies, including validating traffic sources, improved technological detection, periodic publisher auditing, and where appropriate, modifying publisher payment terms. As a result, we now see recovery from new publishers who fit our revised publisher policies. We expect increased revenues in this segment to be driven by advertisements delivered to mobile devices and the deployment of new advertising solutions to our publishers. The segment grew 2% in the second quarter of 2014 compared to the first quarter of 2014.

Revenue in our Owned and Operated Network is generated through our consumer-facing ALOT branded websites and applications. In early 2013, we decided, as a result of changes in the marketplace, to transition away from the Appbar product which we acquired in the Vertro acquisition in 2012 and apply the assets purchased in that acquisition towards growing an Owned and Operated website and mobile applications business. This transition is reflected in the decline in revenues in this segment. We expect Appbar product revenue to continue to decline and website revenue to increase throughout the balance of 2014. We have now launched a number of properties under the ALOT brand including ALOT Home, ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel and ALOT Living. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on growing consumer demand for content, delivered both on the desktop and on mobile devices. The revenue from these websites has grown 156% from $1.9 million in the second quarter of last year to $4.8 million in the second quarter of 2014; and 109% from $4.1 million in the first half of last year to $8.5 million in the first half of 2014. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications as well as launching additional websites and mobile applications under the ALOT brand.

Starting with quarter ended June 30, 2014, we accrued a reserve of $164,000 against revenue to account for regular adjustments from advertisers.

Cost of Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Partner Network	$4,610,307	$6,648,230	$(2,037,923)	(30.7%)	$8,203,520	$13,762,868	$(5,559,348)	(40.4%)
Owned and Operated Network	55,868	316,081	(260,213)	(82.3%)	139,410	682,311	$(542,901)	(79.6%)
Cost of revenue	$4,666,175	$6,964,311	$(2,298,136)	(33.0%)	$8,342,930	$14,445,179	$(6,102,249)	(42.2%)

Cost of revenue in the Partner Network is generated by payments to website and application publishers who host our advertisements. The decrease in cost of revenue is directly associated with lower revenue in this segment as well as to the change we made to focus on recruiting partners with high quality traffic and our efforts to enforce publisher contract terms and conditions to our Network operating policies.

The decrease in cost of revenue in the Owned and Operated Network was driven by the transition away from the ALOT Appbar product. Other cost of revenue in this segment consists of charges for web searches and content acquisition.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Marketing costs	$3,614,598	$2,993,165	$621,433	20.8%	$7,278,285	$7,686,054	$(407,769)	(5.3%)
Compensation	1,139,095	1,455,369	(316,274)	(21.7%)	2,239,010	3,448,694	(1,209,684)	(35.1%)
Selling, general and administrative	1,054,355	1,631,945	(577,590)	(35.4%)	2,064,964	3,776,776	(1,711,812)	(45.3%)
Operating expenses	$5,808,048	$6,080,479	$(272,431)	(4.5%)	$11,582,259	$14,911,524	$(3,329,265)	(22.3%)

Operating expenses declined as compared to the prior year as a result of lower investment in marketing costs due the transition away from the Appbar product and expense savings resulting from the move to Arkansas, including reduced compensation and overhead expenses.

Marketing costs include those expenses required to attract traffic to our owned and operated websites and to effect Appbar downloads. Marketing costs increased in the second quarter of 2014 as a result of the growth within the owned and operated website and application business. We expect marketing costs to continue to increase in the balance of 2014 as we launch additional ALOT branded websites and mobile applications.

Compensation expense declined in three month and six month periods of 2014 as compared to the same period of 2013, respectively, due to operational efficiencies and reduced payroll related to the relocation to Arkansas. The head count of permanent, full-time employees was 38 at June 30, 2014.

The decrease in selling, general and administrative costs is primarily due to cost savings related to the relocation to Arkansas and other operating efficiencies. The primary reasons for the lower cost in the three months ended June 30, 2014 compared to the same period last year are approximately $261,000 lower amortization and depreciation expense; $201,000 lower facilities cost; $51,000 lower travel and entertainment costs; and $23,000 lower professional fees. The primary reasons for the lower cost in the six months ended June 30, 2014 compared to the same period last year are approximately $731,000 lower amortization and depreciation expense; $466,000 lower facilities cost; $124,000 lower travel and entertainment costs; and $126,000 lower professional fees. We do not expect compensation and selling, general and administrative costs to increase much for the remainder of 2014.

Other Expense, net

Other expense, net was $103,301 and $66,328 for the three months ended June 30, 2014 and 2013, respectively, and $201,103 and $172,997 for the six months ended June 30, 2014 and 2013, respectively. These charges primarily include interest on the credit facility with Bridge Bank, which increased as a result of higher interest rates.

Income from Discontinued Operations

For the three and six month periods ended June 30, 2014, we recognized net income from discontinued operations of $17,782 and $43,894, respectively. The income was generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier. During the three and six month periods ended June 30, 2013, we recognized net income of $283,015 and $408,108, respectively related to the favorable resolution of a tax audit in the first quarter of 2013 and to an adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

As of June 30, 2014, in accordance with the agreement with Bridge Bank, N.A. ("Bridge Bank:), as amended (see Note 5 "Notes Payable"), we also have access to a revolving line of credit, which had approximately $446,000 in availability. We believe that the combination of our existing cash, and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for at least the next twelve months. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. This shelf registration statement enhances our ability to quickly raise additional capital through the sale of equity, however, we are not presently a party to any agreement or understanding for the sale of our equity securities and there are no assurances we will proceed with such a transaction during 2014. Though we do not expect to need additional funds in the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit, or through another debt instrument.

Cash Flows - Operating

Net cash provided by operating activities was $1,500,214 during the six months ended June 30, 2014. We produced net income of $1,057,050, which included non-cash depreciation and amortization expense of $896,309 and stock-based compensation expense of $378,830. The change in operating assets and liabilities was a $628,937 use of cash as a result of better operating performance.

During the comparable period in 2013 we generated cash from operating activities of $662,619 and a net income of $90,862 which was offset by non-cash depreciation and amortization expenses of $1,955,701 and stock-based compensation expenses of $300,413.

Cash Flows - Investing

Net cash used in investing activities was $375,285 and $320,419 for the six months ended June 30, 2014 and 2013, respectively.

Cash used in investing activities during the 2014 period primarily consisted of capitalized internal development costs, which are slightly higher than the previous year as last year's results included grant funds received for equipment and office construction.

Cash Flows - Financing

Net cash used in financing activities was $861,045 during the first half of 2014. The cash was primarily used to reduce the Bridge Bank term loan.

During the first half of 2013, net cash used in financing activities was $571,459. The release of the letter of credit securing our Clearwater, FL office provided $301,158 largely offset by payments to reduce the term loan with Bridge Bank.

Off Balance Sheet Arrangements

As of June 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2014, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

See Note 13, Litigation and Settlements, for a discussion of outstanding legal proceedings.

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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2013 and the first half of 2014, we have a history of net losses that have resulted in an accumulated deficit of $120,136,615 as of June 30, 2014. We cannot provide assurance that we can consistently generate a net income.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the second quarter of 2014 they accounted for 49.53 percent and 47.3 percent of our revenues, respectively, and during the same period 2013 they accounted for 63.7 percent and 29.1 percent, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance on favorable terms. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had approximately $5.3 million in debt outstanding as of June 30, 2014. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

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

Inuvo, Inc.

July 31, 2014	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

July 31, 2014	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial officer