Form 10-Q
period 2014-09-30
Inuvo, Inc.
filed 2014-10-30
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares outstanding at October 24, 2014
Common Stock	23,563,798

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2014 (Unaudited) and December 31, 2013

	2014	2013
Assets
Current assets
Cash	$3,459,946	$3,137,153
Accounts receivable, net of allowance for doubtful accounts of $87,733 and $62,845, respectively	5,105,414	3,609,825
Unbilled revenue	19,013	24,472
Prepaid expenses and other current assets	426,189	510,968
Total current assets	9,010,562	7,282,418
Property and equipment, net	1,031,956	1,188,566
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,728,823	10,324,326
Other assets	229,247	379,513
Total other assets	15,718,878	16,464,647
Total assets	$25,761,396	$24,935,631

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,642,228	$6,235,533
Accrued expenses and other current liabilities	2,772,990	2,386,226
Term and credit notes payable - current portion	1,659,942	2,548,333
Total current liabilities	11,075,160	11,170,092

Long-term liabilities
Deferred tax liability	3,713,205	3,788,903
Term and credit notes payable - long term	2,833,333	3,595,300
Other long-term liabilities	775,399	1,039,470
Total long-term liabilities	7,321,937	8,423,673

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 23,940,325 and 23,763,307, respectively; outstanding shares 23,563,798 and 23,386,780, respectively	23,939	23,763
Additional paid-in capital	128,470,661	127,908,328
Accumulated deficit	(119,733,742)	(121,193,666)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	7,364,299	5,341,866
Total liabilities and stockholders' equity	$25,761,396	$24,935,631

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$13,026,011	$14,509,050	$34,089,761	$43,559,257
Cost of revenue	5,910,719	8,183,064	14,253,649	22,628,243
Gross profit	7,115,292	6,325,986	19,836,112	20,931,014
Operating expenses
Marketing costs	4,277,446	2,939,584	11,555,731	10,625,638
Compensation	1,192,227	1,412,842	3,431,237	4,727,936
Selling, general and administrative	1,180,940	1,360,610	3,245,904	5,270,986
Total operating expenses	6,650,613	5,713,036	18,232,872	20,624,560
Operating income	464,679	612,950	1,603,240	306,454
Other expense, net
Interest expense, net	(84,870)	(98,451)	(285,973)	(271,448)
Other expense, net	(84,870)	(98,451)	(285,973)	(271,448)
Income from continuing operations before taxes	379,809	514,499	1,317,267	35,006
Income tax benefit	—	75,699	75,698	237,946
Net income from continuing operations	379,809	590,198	1,392,965	272,952
Net income from discontinued operations	23,065	49,601	66,959	457,709
Net income	402,874	639,799	1,459,924	730,661
Foreign currency valuation	$—	$(294)	$—	$(418)
Total comprehensive income	$402,874	$639,505	$1,459,924	$730,243

Per common share data
Basic and diluted:
Net income from continuing operations	$0.02	$0.03	$0.06	$0.01
Net income from discontinued operations	—	—	—	0.02
Net income	$0.02	$0.03	$0.06	$0.03

Weighted average shares
Basic	23,445,771	23,291,468	23,485,052	23,278,003
Diluted	24,143,194	23,447,301	23,855,148	23,329,551

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$1,459,924	$730,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,320,734	2,563,887
Deferred income taxes	(75,698)	(234,400)
Amortization of financing fees	19,330	27,083
Adjustment of European liabilities related to discontinued operations	(93,013)	(370,980)
Provision of doubtful accounts	24,888	(44,882)
Stock based compensation	658,800	539,766
Other, net	(96,291)	—
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,515,018)	1,155,254
Prepaid expenses and other assets	171,819	(216,538)
Accounts payable	499,708	(2,500,619)
Accrued expenses and other liabilities	255,626	240,943
Other, net	—	2,827
Net cash provided by operating activities	2,630,809	1,893,002
Investing activities:
Purchases of equipment and capitalized development costs	(656,441)	(878,466)
Grant funds received for equipment and office construction	—	360,812
Net cash used in investing activities	(656,441)	(517,654)
Financing activities:
Deposit to collateralize letter of credit	—	301,158
Prepaid financing fees and other	43,896	37,600
Proceeds from revolving line of credit	1,700,000	4,775,000
Payments on revolving line of credit	(2,934,002)	(5,200,000)
Proceeds from term note payable	2,000,000	—
Payments on term note payable and capital leases	(2,461,469)	(1,033,835)
Net cash used in financing activities	(1,651,575)	(1,120,077)
Effect of exchange rate changes	—	(418)
Net change – cash	322,793	254,853
Cash, beginning of year	3,137,153	3,381,018
Cash, end of period	$3,459,946	$3,635,871
Supplemental information:
Interest paid	$237,365	$253,767

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business Overview

Business Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that delivers purchase-ready customers to advertisers through a broad network of desktop and mobile websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate revenue when an end user clicks on the advertisements we have delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network.

The Partner Network delivers advertisements to our partners' websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement is clicked, and we share a portion of that revenue with our partners. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the hundreds of millions of advertisements delivered monthly.

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

Relocation of corporate headquarters

During 2012, we relocated our offices in New York City and Clearwater, FL to Conway, AR and received a grant from the state of Arkansas to cover costs associated with that move. Inuvo remains in compliance with all provisions of the grant agreement. For additional information, please refer to the form 8-K dated January 31, 2013.

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of September 30, 2014, the revolving line of credit had approximately $2,367,661 in availability. We believe that the combination of our existing cash, our availability under the Bridge Bank revolver line of credit, and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for a least the next twelve months. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. Though we do not expect to need additional funds in the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instrument.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At September 30, 2014 and December 31, 2013 these two customers combined accounted for 94.8% and 88.0% of our gross accounts receivable balance, respectively. For the three and nine months ended September 30, 2014 these two customers combined accounted for 97.83% and 96.88% of net revenue, respectively. For the three and nine months ended September 30, 2013, these two customers combined accounted for 95.6% and 93.2% of net revenue, respectively.

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

Use of estimates

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, accrued sales reserve, contingent liabilities, stock compensation and the value of stock-based compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Accounting for headquarters relocation grant

During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognize the grant funds into income as a reduction of the related expense in the period in which those expenses are recognized. We defer grant funds related to capitalized costs and classify them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. Grant funds received are presented on the consolidated statements of cash flows as operating or investing cash flows depending on the classification of the underlying spend. The grant contains certain requirements, discussed in Note 1 of the 10-K as of December 31, 2013 that would require us to repay a portion or all of the grant if certain requirements are not met. We expect to meet all such requirements, and we continually reassess this expectation. If circumstances arise in the future that cause us to conclude we will no longer meet these requirements, we may reserve for the expected loss during the period in which it is concluded that we will not meet the grant requirements.

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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial position or results of operations.

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows:

	September 30, 2014	December 31, 2013
Furniture and fixtures	$67,341	$67,341
Equipment	2,576,329	2,547,686
Software	8,648,216	8,020,982
Leasehold improvements	66,903	66,903
Subtotal	11,358,789	10,702,912
Less: accumulated depreciation and amortization	(10,326,833)	(9,514,346)
Total	$1,031,956	$1,188,566

During the three and nine months ended September 30, 2014, depreciation expense was $225,924 and $725,231, respectively. During the three and nine months ended September 30, 2013, depreciation expense was $409,685 and $1,619,719, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of September 30, 2014:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(1,139,250)	$7,680,750	$330,750
Customer list, all other	10 years	1,610,000	(415,927)	1,194,073	120,753
Trade names, ALOT (1)	5 years	960,000	(496,000)	464,000	144,000
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,780,000	$(2,051,177)	$9,728,823	$595,503

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)
We have determined that our trade names intangible related to our web properties has an indefinite life, and as such it is not amortized. We determined our ALOT trade names should be amortized over five years.

Our amortization expense over the next five years and thereafter is as follows:

2014	$198,501
2015	794,004
2016	794,004
2017	634,004
2018	602,004
Thereafter	6,316,306
Total	$9,338,823

Note 5 - Notes Payable

The following table summarizes our notes payable balances as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Term note payable - 4.25 percent at September 30, 2014 (prime plus 1 percent), due September 10, 2017.	$2,000,000	$2,888,888
Revolving credit line - 3.75 percent at September 30, 2014 (prime plus .5 percent), due September 29, 2016.	2,493,275	3,254,745
Total	4,493,275	6,143,633
Less: current portion	(1,659,942)	(2,548,333)
Term note payable and revolving credit line - long term portion	$2,833,333	$3,595,300

Principal Payments:

Principal payments under the term note payable are due as follows as of September 30, 2014:

2014	$166,667
2015	666,667
2016	666,667
2017	499,999
Total	$2,000,000

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

Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $2,367,661 available under the revolving credit line as of September 30, 2014.

At December 31, 2013 and July 31, 2014, the Company was not in compliance with certain financial covenants. Bridge Bank provided a waiver of those covenants. As of September 30, 2014, we were in compliance with all Bridge Bank requirements.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. The financial covenants were revised to a Debt Service Coverage Ratio of at least 1.50 to 1.0 tested on the immediate proceeding three month period beginning August 2014 measuring period, and not less than 1.75 to 1.00 for each monthly measuring period thereafter; and an Asset Coverage Ratio of not less than 1.15 to 1.0 for the August 2014 through December 2014 measuring periods, and not less than 1.25 to 1.0 for each monthly measuring period thereafter.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Accrued marketing costs	$1,501,992	$1,198,152
Accrued expenses and other	423,616	519,859
Loss contingency	308,000	263,238
Accrued sales reserve	295,503	—
Deferred Arkansas grant, current portion	169,376	242,225
Capital leases, current portion	36,916	51,205
Accrued taxes	31,968	25,765
Accrued payroll and commission liabilities	5,619	85,782
Total	$2,772,990	$2,386,226

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	September 30, 2014	December 31, 2013
Taxes payable	$506,453	$506,453
Deferred Arkansas grant, less current portion	164,024	360,576
Deferred rent	83,524	120,218
Capital leases, less current portion	21,398	52,223
Total	$775,399	$1,039,470

Note 8 – Income Taxes

We have a deferred tax liability of $3,713,205 as of September 30, 2014, related to our intangible assets. Pursuant to ASC 740, we recognized in the first quarter of 2014, an income tax benefit of $75,698 related to the decrease of our deferred tax liability associated with the amortization of the related intangible assets. In assessing the available evidence, the amortization of the recorded deferred tax liability is not appropriate in the current quarter due to the timing of the reversal of the temporary differences and cannot reasonably be determined. We will reassess the timing of the reversal of the temporary differences in future quarters.

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

At September 30, 2014 we have accrued $506,453 in other long-term liabilities for uncertain tax positions.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2005 Long-Term Incentive Plan ("2005 LTIP") and the 2010 Equity Compensation Plan (“2010 ECP”). Option and restricted stock unit vesting periods are generally up to three years. Options and restricted stock units generally vest based on either (i) continued service to the Company for a period of up to three years, or (ii) achieving performance goals.

For the three and nine months ended September 30, 2014, we recorded stock-based compensation expense for all equity incentive plans of $279,970 and $658,800, respectively, and $239,353 and $539,766 for the three and nine months ended September 30, 2013, respectively. Total compensation cost not yet recognized at September 30, 2014 was $736,704 to be recognized over a weighted-average recognition period of 0.8 years.

On April 1, 2014, we granted certain employees a total of 78,500 RSUs with a weighted average fair value of $0.78 per share. On April 1, 2014, we also granted employees a performance RSU that is dependent upon 2014 profitability. At September 30, 2014, the number of performance RSUs was 677,072 shares with a weighted average fair value of $.78 per share. The shares vest ratably over three years or upon achieving performance conditions. In the same quarter, we granted members of our board of directors a total of 102,560 RSUs with a weighted average fair value of $.78 a share which vest quarterly until March 31, 2015. In the first quarter of 2013, we granted employees a total of 100,000 RSUs with a weighted average fair value of $0.72 per share.

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

The following table summarizes the stock grants outstanding under our 2005 LTIP and 2010 ECP plans as of September 30, 2014:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	907,874	1,108,353	1,419,220	3,685,945
2005 LTIP	33,748	407,721	542,364	16,167	1,000,000
Total	284,246	1,315,595	1,650,717	1,435,387	4,685,945

We also have 82,131 options outstanding with exercise prices from $16.01 to $35.58 under a separate plan which is not authorized to issue any additional shares.

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three and nine months ended September 30, 2014, we recognized net income from discontinued operations of $23,065 and $66,959, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier. During the three and nine months ended September 30, 2013, we recognized net income of $49,601 and $457,709, respectively, primarily related to the favorable resolution of a tax audit.

Note 11 - Earnings per Share

During the three and nine months ended September 30, 2014, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards now have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three- month period ending September 30, 2014 and $0.06 for the nine-month period ended September 30, 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted average shares outstanding for basic EPS	23,445,771	23,291,468	23,485,052	23,278,003
Effect of dilutive securities
Options	4,876	8,090	4,408	6,486
Restricted stock units	679,932	140,259	357,040	44,738
Warrants	12,615	7,484	8,649	324
Weighted average shares outstanding for diluted EPS	24,143,194	23,447,301	23,855,148	23,329,551

In addition, we have potentially dilutive options and warrants. We have 361,501 outstanding stock options with a weighted average exercise price of $6.00. We also have 725,000 outstanding warrants with a weighted average exercise price of $2.15.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was a credit of $10,887 and $23,061 for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, rent expense from continuing operations was $15,405 and $222,888, respectively. The credit in the three and nine months ended September 30, 2014 is primarily due to subleasing the company’s former New York City office at a higher rate than its lease cost.

Minimum future lease payments and future receipts under non-cancelable operating leases as of September 30, 2014 are:

	Lease Payments	Sublease income
2014	$134,449	$148,909
2015	552,451	604,569
2016	46,788	50,753
Total	$733,688	$804,231

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

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida. This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. The litigation has been largely dormant but the plaintiff has engaged in the minimal activity necessary to maintain the case on the court’s docket.  Inuvo is defending against the claim and the co-defendants' separate counsel is likewise defending against the claim on behalf of the co-defendants.

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

Admanage Litigation. In May 2014 Inuvo and its wholly owned subsidiary ValidClick, Inc. filed a complaint in the Circuit Court of Faulkner County Arkansas against certain former distribution partners of our Publisher Network, i.e., Admanage S.A., ClickFind Media Corp., Neo Clicks, Inc. and Neoclicks Internet Services Corp., demanding return of an aggregate of approximately $134,000 paid to such distribution partners during time periods when Inuvo and ValidClick allege that the activities of the distribution partners violated the ValidClick terms of service.  In July 2014, Admanage S.A., Neoclicks Internet Services and ClickFind Media Corp. filed a suit against Inuvo and ValidClick in United States District Court Eastern District of Arkansas Western Division, alleging, among other things breach of contract for non payment of approximately$696,000 allegedly earned by the distribution partners.  Admanage S.A., Neoclicks Internet Services and ClickFind Media Corp. subsequently removed the Faulkner County Circuit Court lawsuit to United States District Court Eastern District of Arkansas Western Division, and the two cases have now been consolidated into the removed case.  Inuvo is vigorously defending the matter.

Note 14 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network, which are described in Note 1.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three and nine months ended September 30, 2014 and 2013. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Partner Network	7,089,584	54.4%	10,807,377	74.5%	$18,110,706	53.1%	$28,232,281	64.8%
Owned and Operated Network	5,936,427	45.6%	3,701,673	25.5%	$15,979,055	46.9%	$15,326,976	35.2%
Total net revenue	13,026,011	100.0%	14,509,050	100.0%	$34,089,761	100.0%	$43,559,257	100.0%

Gross Profit by Segment

	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Partner Network	1,207,382	17.0%	2,793,999	25.9%	4,024,984	22.2%	6,456,050	22.9%
Owned and Operated Network	5,907,910	99.5%	3,531,987	95.4%	15,811,128	98.9%	14,474,964	94.4%
Total gross profit	7,115,292	54.6%	6,325,986	43.6%	19,836,112	58.2%	20,931,014	48.1%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that delivers purchased-ready customers to advertisers through a broad network of desktop and mobile websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate revenue when an end user clicks on the advertisements we have delivered. We manage our business as two segments, Partner Network and Owned and Operated Network.

The Partner Network delivers advertisements to our partners' websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement is clicked, and we share a portion of that revenue with our partners. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the hundreds of millions of advertisements delivered monthly.

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

During 2013 and 2014, we expanded our ALOT-branded websites and applications with the launch of ALOT Local, ALOT Health, ALOT Finance, ALOT Careers, ALOT Travel and ALOT Living. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business for the remainder of 2014.

During 2012, we relocated our offices in New York City and Clearwater, FL to Conway, AR and received a grant from the state of Arkansas to cover costs associated with the move. Inuvo remains in compliance with all providsions of the grant agreement. For additional information, please refer to the Current Report on form 8-K dated January 31, 2013.

In conjunction with the relocation to Arkansas, we exited our Clearwater, FL office lease, found a subtenant for our office in New York City and completed the relocation of our New York City data centers to a single location in Arkansas. As a result, we do not expect compensation and selling, general and administrative costs to increase much for the remainder of 2014.

Results of Operations

Net Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Partner Network	$7,089,584	$10,807,377	$(3,717,793)	(34.4%)	$18,110,706	$28,232,281	$(10,121,575)	(35.9%)
Owned and Operated Network	5,936,427	3,701,673	2,234,754	60.4%	15,979,055	15,326,976	$652,079	4.3%
Net Revenue	$13,026,011	$14,509,050	$(1,483,039)	(10.2%)	$34,089,761	$43,559,257	$(9,469,496)	(21.7%)

Net revenue declined 10% and 22% in the three and nine month periods of 2014, respectively, compared to the same quarters last year. While there were both increases in the Owned and Operated Network and decreases in the Partner Network over these periods, the principal reason for the overall decline revolves around the stated strategy to transition out of the Appbar product. Appbar revenue for the three months period decreased from $1.75 million in 2013 to $0.35 million in 2014 and for the nine month period decreased from $9.3 million in 2013 to $1.87 million in 2014. We expect the Appbar revenue to be near zero by the end of 2014.

The Partner Network segment revenue declined during the third quarter and first nine months of 2014 from the comparable periods in 2013. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. Beginning in the second half of 2013, we decided to focus on the recruitment and retention of partners with the highest quality traffic, making a strategic decision to focus less on the volume of transactions and more on the revenue per transaction, which has a tendency to increase with quality. This strategy has the added benefit of reducing the company's exposure to click fraud. As a result, we have experienced revenue declines in this segment in part because we terminated publishers who did not meet their contractual obligations and our quality standards.We expect increase revenue in this segment to be driven by advertisements delivered to desktop and mobile devices as well as the deployment of new advertising solutions throughout our publisher network. The segment grew 27% sequentially between the second quarter of 2014 and the third quarter of 2014.

Revenue in our Owned and Operated Network is generated through our consumer-facing ALOT branded websites and applications. In early 2013, we decided, as a result of changes in the marketplace, to transition away from the Appbar product which we acquired in the Vertro acquisition in 2012 and apply the assets purchased in that acquisition towards growing an Owned and Operated website and mobile applications business. We expect Appbar product revenue to continue to decline and website revenue to increase throughout the balance of 2014. We have now launched a number of properties under the ALOT brand including ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel and ALOT Living. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on growing consumer demand for content, delivered both on the desktop and on mobile devices. The revenue from our websites has grown 187% from $2.0 million in the third quarter of last year to $5.6 million in the third quarter of 2014; and 134% from $6.0 million in the first nine months of 2013 to $14.1 million in the first nine months of 2014. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications under the ALOT brand and expanding the content of the ALOT sites.

Starting with quarter ended June 30, 2014, we accrued a reserve against revenue to account for regular adjustments from advertisers. The balance of the reserve as of September 30, 2014 is $295,503.

Cost of Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Partner Network	$5,882,202	$8,013,378	$(2,131,176)	(26.6%)	$14,085,722	$21,776,231	$(7,690,509)	(35.3%)
Owned and Operated Network	28,517	169,686	(141,169)	(83.2%)	167,927	852,012	$(684,085)	(80.3%)
Cost of revenue	$5,910,719	$8,183,064	$(2,272,345)	(27.8%)	$14,253,649	$22,628,243	$(8,374,594)	(37.0%)

Cost of revenue in the Partner Network is generated by payments to website and application publishers who host our advertisements. The decrease in cost of revenue is directly associated with lower revenue in this segment as well as to the change we made to focus on recruiting partners with higher quality traffic and our efforts to enforce publisher contract terms and conditions associate with our Network operating policies.

The decrease in cost of revenue in the Owned and Operated Network was driven primarily by the transition away from the ALOT Appbar product. Other cost of revenue in this segment consists of charges for web searches and content acquisition.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Marketing costs	$4,277,446	$2,939,584	$1,337,862	45.5%	$11,555,731	$10,625,638	$930,093	8.8%
Compensation	1,192,227	1,412,842	(220,615)	(15.6%)	3,431,237	4,727,936	(1,296,699)	(27.4%)
Selling, general and administrative	1,180,940	1,360,610	(179,670)	(13.2%)	3,245,904	5,270,986	(2,025,082)	(38.4%)
Operating expenses	$6,650,613	$5,713,036	$937,577	16.4%	$18,232,872	$20,624,560	$(2,391,688)	(11.6%)

Operating expenses for the three months ended September 30, 2014 increased as compared to the same period last year due to an increase in marketing costs that will be discussed below. Operating expenses for the nine months ended September 30, 2014 declined as compared to the prior year as a result of lower investments in marketing costs due the transition away from the Appbar product and expense savings resulting from the move to Arkansas, including reduced compensation and overhead expenses.

Marketing costs include those expenses required to attract traffic to our owned and operated websites and to effect Appbar downloads. Marketing costs increased in the third quarter of 2014 as a result of the growth within the owned and operated website and application business. We expect marketing costs to continue to increase in the last quarter of 2014 as we expand the ALOT branded websites and mobile applications.

Compensation expense declined in the three and nine month periods of 2014 as compared to the same period of 2013, respectively, due to operational efficiencies and reduced payroll related to the relocation to Arkansas. Our total employment, both full-time and part-time was 51 at September 30, 2014.

The decrease in selling, general and administrative costs is primarily due to cost savings related to the relocation to Arkansas and other operating efficiencies. The primary reasons for the lower cost in the three months ended September 30, 2014 compared to the same period last year are approximately $184,000 lower amortization and depreciation expense; and $104,000 lower facilities cost. The primary reasons for the lower cost in the nine months ended September 30, 2014 compared to the same period last year are approximately $914,000 lower amortization and depreciation expense; $569,000 lower facilities cost; $129,000 lower travel and entertainment costs; and $70,000 lower professional fees.

Other Expense, net

Other expense, net was $84,870 and $98,451 for the three months ended September 30, 2014 and 2013, respectively, and $285,973 and $271,448 for the nine months ended September 30, 2014 and 2013, respectively. These charges are entirely interest expense on the credit facility with Bridge Bank where outstanding loan balances were higher in 2013 than 2014 though interest rates were higher in 2014 over 2013. The average interest rate for the first nine months of 2014 was 7.2%. Beginning with the fourth quarter 2014, we expect the average interest rate to be 5.7%.

Income from Discontinued Operations

For the three and nine month periods ended September 30, 2014, we recognized net income from discontinued operations of $23,065 and $66,959, respectively. The income was generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier. During the three and nine month periods ended September 30, 2013, we recognized net income of $49,601 and $457,709, respectively related to the favorable resolution of a tax audit in the first quarter of 2013 and to an adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 5, "Notes Payable," Part I, Item 1, "Financial Statements"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and to a new term loan of $2 million through September 2017. As of September 30, 2014, the revolving line of credit had approximately $2,367,661 in availability. We believe that the combination of our existing cash, and our expected future cash flows from operations will provide us with sufficient liquidity to fund our operations and capital requirements for a least the next twelve months. We presently have an effective shelf registration statement covering up to $15 million. This shelf registration statement enhances our ability to quickly raise additional capital through the sale of equity, however, we are not presently a party to any agreement or understanding for the sale of our equity securities and there are no assurances we will proceed with such a transaction during 2014. Though we do not expect to need additional funds in the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit, or through another debt instrument.

Cash Flows - Operating

Net cash provided by operating activities was $2,630,809 during the nine months ended September 30, 2014. We produced net income of $1,459,924, which included non-cash depreciation and amortization expense of $1,320,734 and stock-based compensation expense of $658,800. The change in operating assets and liabilities was a $587,865 use of cash as a result of better operating performance.

During the comparable period in 2013 we generated cash from operating activities of $1,893,002 and a net income of $730,661 which was offset by non-cash depreciation and amortization expenses of $2,563,887 and stock-based compensation expenses of $539,766.

Cash Flows - Investing

Net cash used in investing activities was $656,441 and $517,654 for the nine months ended September 30, 2014 and 2013, respectively.

Cash used in investing activities during the 2014 period primarily consisted of capitalized internal development costs, which are slightly higher than the previous year as last year's results included grant funds received for equipment and office construction.

Cash Flows - Financing

Net cash used in financing activities was $1,651,575 during 2014. The cash was primarily used to reduce the Bridge Bank term loan.

During the first half of 2013, net cash used in financing activities was $1,120,077. The release of the letter of credit securing our Clearwater, FL office provided $301,158 largely offset by payments to reduce the term loan with Bridge Bank.

Off Balance Sheet Arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2014, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2013 and the first nine months of 2014, we have a history of net losses that have resulted in an accumulated deficit of $119,733,742 as of September 30, 2014. We cannot provide assurance that we can consistently generate a net income.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the third quarter of 2014 they accounted for 53.74 percent and 44.1 percent of our revenues, respectively, and during the same period 2013 they accounted for 73.48 percent and 22.03 percent, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge advertisers, the breath of advertisements available from them, and their ability to display relevant ads aligned with the needs of our network. Both contracts are up for renewal in 2015.

We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve, or change the policies associated with, new websites and/or applications wherein we show their ads,  if we violate their guidelines or they change their guidelines, or if our contracts are not renewed on the same or substantially similar terms. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate provider or otherwise replace the lost revenues. The loss of either of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

Failure to comply with the covenants and restrictions in our credit facility could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance on favorable terms. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had approximately $4.5 million in debt outstanding as of September 30, 2014. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

•	pay fees to the lender associated with the credit facility;

•	meet prescribed financial covenants;

•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;

•	provide financial information to the lender; and

•	refrain from any transfer of any of our business or property, subject to customary exceptions.

We have historically had difficulties meeting the financial covenants set forth in our credit agreement. Our lender has given us waivers in the past and reset our financial covenants several times, including waivers in March and September of 2014. In the event of a breach of our covenants we cannot provide any assurance that our lender would provide a waiver or reset our covenants. A breach in our covenants could result in a default under the credit facility, and in such event Bridge Bank could elect to declare all borrowings outstanding to be due and payable. If this occurs and we are not able to repay, Bridge Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  Mine Safety and Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.1	Business Financing Modification Agreement, dated September 29, 2014 with Bridge Bank N.A.
10.2	Bridge Bank BFA Modification, dated October 9, 2014
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

October 30, 2014	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

October 30, 2014	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial officer