Form 10-K
period 2014-12-31
Inuvo, Inc.
filed 2015-02-09
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 27, 2014 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE MKT, was approximately $17.9 million.

As of January 30, 2015, there were 24,193,909 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2014, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo! and Google;

•	dependence on our financing arrangements with Bridge Bank, N.A. which is collateralized by our assets;

•	covenants and restrictions in our grant agreement with the state of Arkansas;

•	dependence of our Partner Network segment on relationships with distribution partners; and the introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability effectively market and attract traffic;

•	ability to acquire traffic through other search engines;

•	lack of control over content and functionality of advertisements we display from third-party networks;

•	ability to effectively compete;

•	need to keep pace with technology changes;

•	fluctuations in our quarterly earnings and the trading price of our common stock;

•	possible interruptions of services;

•	possible need to raise additional capital;

•	dependence on third-party providers;

•	dependence on key personnel;

•	regulatory and legal uncertainties;

•	failure to protect our intellectual property;

•	risks from publishers who could fabricate clicks;

•	history of losses;

•	outstanding restricted stock grants warrants and options and potential dilutive impact to our stockholders; and

•	seasonality of our business.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2013” means the fiscal year ended December 31, 2013, "2014" means the fiscal year ended December 31, 2014, and “2015” means the fiscal year ending December 31, 2015. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is an Internet marketing and technology company that delivers purchase-ready customers to advertisers through a broad network of websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network. In the third quarter of 2013, we reorganized our segments and retrospectively applied the current presentation to prior periods.

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

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and is focused on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches and advertisements displayed on the websites.

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, programmatic and native advertising units, the creation of proprietary content, the expansion of publishers within the Partner Network and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability.

In 2013 and 2014, we expanded our ALOT-branded websites and applications with the launch of ALOT Local, ALOT Health, ALOT Finance, ALOT Careers, ALOT Travel and ALOT Living. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business.

Products and Services

We deliver content and targeted advertisements to internet users, described as follows.

Partner Network

The Partner Network provides advertising services to businesses and other owners of websites and applications looking to monetize their investments in desktop, tablet and mobile properties.

•
ValidClick: A proprietary software as a service platform that helps owners of websites and mobile applications monetize their properties. It offers a pay-per-click solution where advertisements are targeted to consumers based on content and behaviors. We are able to provide ValidClick users with access to tens of thousands of advertisers.

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

•
ALOT Sites: We build and operate websites under the ALOT brand. During 2012, we launched a local directory listing service at local.alot.com. During 2013, we expanded our portfolio by launching content-rich, mobile-ready sites at health.alot.com, finance.alot.com and careers.alot.com. During 2014, we further expanded our portfolio by launching travel.alot.com, living.alot.com, and re-launching the alot.com home site. We generate revenue on these sites from advertising.

Key Relationships

We maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisements and generate the majority of our revenue from the display of these ads. When an advertisement within either our Partner Network or Owned and Operated Network is clicked, we effectively sell that click to these partners. We maintain multi-year service contracts with both companies. We renewed the Google agreement effective February 1, 2015 and expect the Yahoo! agreement to automatically renew in April 2015 according to its terms for an additional year. In 2014, these two customers accounted for 97.3% of our total revenue.

Because our primary customers have significant influence in the marketplace, they will from time to time implement policy changes that impact our ability to display ads within our networks. Such changes may cause significant volatility in our revenue and earnings. The loss of either of these customers would have a material adverse effect on our business.

In addition to our key customer relationships, in the Partner Network we maintain important distribution relationships with owners and publishers of websites and mobile applications. Through our relationship with Yahoo! we provide these partners with advertisements through which they monetize their websites and mobile applications. We continuously monitor our partner's traffic with a variety of proprietary and patent protected software tools that can determine the quality of the traffic that is viewing and clicking on served advertisements.

Strategy

We believe we have a competitive advantage due to owning three essential components of the end-to-end digital advertising ecosystem. Content: Virtually all the content we display on our sites is owned and developed by us. Our in-house team of writers and marketers develop material that attracts traffic to our internet properties. Marketing: The marketing of web properties is a sophisticated, data-driven, statistical endeavor that requires expert analysts and statisticians as well as experienced marketing professionals. We believe our team is among the best in the industry. Technology: We have state-of-the-art ad serving technology developed over the past ten years by our expert team of IT professionals. The technology assures instant ad serving of targeted ads which we believe yields high returns on investment, or ROIs, for publishers and more sales for advertisers. Owning these three assets gives us better control over our business and higher margins as we do not have the expense of outsourcing.

Our Partner Network strategy has been to expand our network of small and medium-sized partners in an effort to diversify our network and improve traffic quality. We plan to continue this strategy into 2015 with a principal focus around the mobile channel. We plan to achieve our objectives by offering innovative ad units that we develop on our Owned & Operated Network and make available to our partners. We believe our ad units provide competitive monetization.

During 2014, we continued to expand our Owned and Operated Network, launching new ALOT-branded websites and significantly expanding the quantity and quality of content. During 2014, we built a content team that generates our proprietary content that can be utilized and reused in a number of owned properties and applications. We plan to continue this strategy into 2015. These websites are all mobile ready and designed to deliver engaging content to our users.

Sales and Marketing

We drive general awareness of our brands through various marketing channels including our websites, social media, blogs, public relations, trade shows, conferences and similar means. Marketing for our products differs by segment.

The Partner Network employs sales professionals that build and maintain relationships with advertisers and partners. Owners and publishers of websites and mobile applications are recruited into our network, serving as a delivery vehicle for the advertisements within this segment.

The Owned and Operated Network uses various marketing and optimization techniques to drive traffic and build awareness for the sites, engaging with various direct and indirect advertisers whose offers are placed on the sites and within the apps.

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

Partner Network

Success in the Partner Network is dependent on recruiting and retaining owners and publishers of websites and mobile applications that distribute our advertisements. Our proprietary software platform, ability to quickly implement and provide new services, and access to thousands of advertisements are significant advantages for us in building our partner base. Our competitors include companies with direct access to advertisers, such as Yahoo! and Google, Criteo SA, The Rubicon Project Inc. and a number of companies like ours with access to advertisements. Our partners face few barriers to switch advertising providers, so to compete effectively we must offer a better service than our competitors with a competitive rate of return for our partners.

Owned and Operated Network

Consumers have many choices in online content, and our success in the Owned and Operated Network is directly tied to our ability to provide easy access to valuable content and market it effectively. Our experience in search engine marketing and the creation of proprietary content helps us compete in this segment. We have many direct competitors, including Google, Yahoo!, WebMD LLC, Internet Brands, Inc. and others, all of which offer online media or entertainment through websites, mobile apps or software products.

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

As of the date of this report we own two patents issued by the United States Patent and Trademark Office.

"System and Method for Enabling Information Associations" which was issued on April 1, 2008, and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office ("USPTO") is September 11, 2021. "Method for Preventing Real Time Click Fraud Detection, Prevention and Reporting for Online Advertising" which was issued on November 27, 2102, and the expiration date of which January 22, 2030, as determined based on patent term adjustment as calculated by the USPTO.

We currently have two assigned U.S. patents for click fraud detection. We do not know if our current patent applications or approvals will be challenged or invalidated.

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

Employees

As of January 31, 2015, we had 34 full-time employees, none of which are covered by a collective bargaining agreement.

Seasonality

Our future results of operations may be subject to fluctuation as a result of seasonality. Historically, in the later part of the fourth quarter and the earlier part of the first quarter we experience lower Revenue Per Click (“RPC”) due to a decline in demand for inventory on website and app space and the recalibrating of advertiser’s marketing budgets after the holiday selling season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

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

In May 2011, we exited the inbound telemarketing operations driven by our lead generation website www.babytobee.com. As a result, we terminated our outsourcing relationship with a telemarketing company we had hired to handle inbound calls and significantly scaled back this business.

In March 2012, we acquired Vertro, Inc. ("Vertro"), which owns and operates the ALOT product portfolio. This acquisition included the ALOT brand and the Appbar product, as well as a long-standing relationship with Google.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During 2014 they accounted for 53.5% and 43.8% of our revenues, respectively, and during 2013 they accounted for 64.8% and 28.9%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance on favorable terms. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had approximately $3.6 million in debt outstanding as of December 31, 2014. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

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

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. We have an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant is contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. If we fail to meet the requirements of the grant after the initial four year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Should this occur, we cannot assure you that our assets would be sufficient to repay our grant in full, we would be able to borrow sufficient funds to refinance the grant, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy. As of December 31, 2014 we had 35 employees located in Arkansas.

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

The success of our Owned and Operated Network business is dependent on our ability to acquire traffic in a profitable manner. The Owned and Operated Network operates our ALOT-branded websites. This segment is dependent on our ability to attract traffic to our sites in a profitable manner. We use a predictive model to calculate the rate of return for marketing campaigns, which includes estimates and assumptions. If these estimates and assumptions are not accurate, we may not be able to effectively manage our marketing decisions and could acquire traffic in an unprofitable manner. In addition, we may not be able to maintain and grow our traffic for a number of reasons, including, but not limited to, acceptance of our websites by consumers, the availability of advertising to promote our websites, competition, and sufficiency of capital to purchase advertising. If we are unable to maintain and grow traffic to our sites in a profitable manner, it could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of the traffic to our websites is acquired from other search engines, and the loss of the ability to acquire traffic could have a material adverse effect on our financial results. We advertise on search engine websites to drive traffic to our owned and operated websites. Our keyword advertising is done primarily with Google, but also with Yahoo! and Bing. If we are unable to advertise on these websites, or the cost to advertise on these websites increases, our financial results will suffer.

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

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock. Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with distribution partners and key customers do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new distribution partners. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:

•	our ability to attract new distribution partners, including the length of our sales cycles, or to sell increased usage of our service to existing distribution partners;

•	technical difficulties or interruptions in our services;

•	changes in privacy protection and other governmental regulations applicable to the our industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the financial condition and business success of our distribution partners;

•	purchasing and budgeting cycles of our distribution partners;

•	acquisitions of businesses and products by us or our competitors;

•	competition, including entry into the market by new competitors or new offerings by existing competitors;

•	discounts offered to advertisers by upstream advertising networks;

•	our history of litigation;
our ability to hire, train and retain sufficient sales, client management and other personnel;

•	timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	expenses related to any new or expanded data centers; and

•	general economic and financial market conditions.

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

If we are unable to raise additional capital as needed, our ability to grow our company and satisfy our obligations as they become due would be in jeopardy. We may need to raise significant additional capital to grow our company, fund our operating expenses and satisfy our obligations as they become due, including our revolving credit facility and term loan with Bridge Bank. Our revolving credit line has a balance of $1,793,275 as of December 31, 2014 and matures on September 29, 2016. Our term loan has a balance of $1,833,334 as of December 31, 2014 and matures on September 10, 2017. We do not have any commitments to provide additional capital upon maturity of the revolving credit line and we cannot assure you that funds will be available with acceptable terms, if at all. If we do not raise funds as needed, our ability to provide for current working capital needs and satisfy our obligations would be in jeopardy.

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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2014 and 2013, we have a history of net losses that have resulted in an accumulated deficit of $119,088,552 as of December 31, 2014. We cannot provide assurance that we can consistently generate a net income.

Significant dilution will occur if outstanding warrants and options are exercised or restricted stock unit grants vest. As of December 31, 2014, we had warrants and stock options outstanding to purchase a total of 1,143,101 shares with exercise prices ranging from $0.56 to $74.84 per share, with a weighted average exercise price of $8.04. We also had 1,177,298 restricted stock units outstanding. If outstanding warrants and stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant. See Note 2 to the financial statements for more details.

Our business is seasonal and our financial results may vary significantly from period to period. Our future results of operations may vary significantly from quarter to quarter and year to year because of numerous factors, including seasonality. Historically, in the later part of the fourth quarter and the earlier part of the first quarter we experience lower Revenue Per Click (“RPC”) due to a decline in demand for inventory on website and app space and the recalibrating of advertiser’s marketing budgets after the holiday selling season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

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

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida. This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. In January 2015, the litigation was dismissed by the court for lack of prosecution by the plaintiff.

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

Admanage Litigation. In May 2014, Inuvo and its wholly owned subsidiary ValidClick, Inc. filed a complaint in the Circuit Court of Faulkner County Arkansas against certain former distribution partners of our Publisher Network, i.e., Admanage S.A., ClickFind Media Corp., Neo Clicks, Inc. and Neoclicks Internet Services Corp., demanding return of an aggregate of approximately $134,000 paid to such distribution partners during time periods when Inuvo and ValidClick allege that the activities of the distribution partners violated the ValidClick terms of service.  In July 2014, Admanage S.A., Neoclicks Internet Services and ClickFind Media Corp. filed a suit against Inuvo and ValidClick in United States District Court Eastern District of Arkansas Western Division, alleging, among other things breach of contract for non payment of approximately $696,000 allegedly earned by the distribution partners.  Admanage S.A., Neoclicks Internet Services and ClickFind Media Corp. subsequently removed the Faulkner County Circuit Court lawsuit to United States District Court Eastern District of Arkansas Western Division, and the two cases have now been consolidated into the removed case.  Inuvo is vigorously defending the matter.

ITEM 4.  Mine Safety and Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol "INUV."  The following table sets forth the reported high and low last sale prices for our common stock for the following periods.

	High	Low
Year Ended December 31, 2014:
First Quarter	$1.63	$0.75
Second Quarter	$1.03	$0.63
Third Quarter	$1.76	$0.81
Fourth Quarter	$1.60	$1.12
Year Ended December 31, 2013
First Quarter	$1.11	$0.65
Second Quarter	$1.08	$0.57
Third Quarter	$1.33	$0.70
Fourth Quarter	$1.94	$1.15

As of January 30, 2015, the last reported sale price of the common stock on NYSE MKT was $1.28 and there were approximately 426 stockholders of record of our common stock.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo and subsidiaries is an Internet marketing and technology company that delivers purchase-ready customers to advertisers through a broad network of websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network. In the third quarter of 2013, we reorganized our segments and retrospectively applied the current presentation to prior periods.

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

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and is focused on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches and advertisements displayed on the websites.

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, programmatic and native advertising units, the creation of proprietary content, the expansion of publishers within the Partner Network and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability.

In 2013 and 2014, we expanded our ALOT-branded websites and applications with the launch of ALOT Local, Alot Health, ALOT Finance, ALOT Careers, ALOT Travel and ALOT Living. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business.

2014 Overview

2014 was our second consecutive profitable year. Over the last eighteen months, we have positioned ourselves to grow revenue and profitability. Among the steps we have taken are:

•	completing the transition out of the low margin ALOT Appbar product which contributed as much as $23 million of revenue in 2012 and $10.5 million in 2013;

•	launching seven mobile-ready websites with rich, proprietary content that more than replaced the Appbar revenue at better margins and at a lower investment level;

•	increasing our mobile business from 13% of our total revenue at the fourth quarter 2013 to 49% by the last quarter of 2014;

•	relocating our corporate headquarters to Conway, Arkansas, lowering our overhead costs;

•	building a team of writers to create a proprietary content database to fuel the Owned and Operated sites; and

•	developing innovative, programmatic and native ad units.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited financial statements for 2014 and 2013 appearing elsewhere in this report.

Results of Operations

Net Revenue

	For the Years Ended December 31,
	2014	2013	Change	% Change
Partner Network	$25,686,241	$35,859,352	$(10,173,111)	(28.4%)
Owned and Operated Network	23,913,245	19,130,988	4,782,257	25.0%
Total net revenue	$49,599,486	$54,990,340	$(5,390,854)	(9.8%)

Net revenue declined 10% in the year ended December 31, 2014 to $49.6 million compared to $55 million in the year ended December 31, 2013. While the Owned and Operated Network increased 25% to $23.9 million, the Partner Network decreased 28% to $25.7 million.

The Partner Network, which represents 52% of our total net revenue, delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. Beginning in the second half of 2013, we decided to focus on the recruitment and retention of partners with the highest quality traffic, making a strategic decision to focus less on the volume of transactions and more on the revenue per transaction, which has a tendency to increase with quality. This strategy has the added benefit of reducing the company's exposure to click fraud. As a result, we have experienced revenue declines in this segment in part because we terminated publishers who did not meet their contractual obligations and our quality standards.We expect increased revenue in this segment to be driven by advertisements delivered to desktop and mobile devices as well as the deployment of new advertising solutions throughout our publisher network. Though the revenue from this segment declined 28% for the twelve months ended December 31, 2014 compared to the same period ended December 31, 2013, the revenue in the Partner Network grew sequentially each quarter of 2014 ending with the fourth quarter 38% higher than the revenue in the first quarter of 2014. In addition, in 2014 we decided to accrue a reserve against revenue in the Partner Network to account for regular adjustments from advertisers. The balance of the reserve at December 31, 2014 was $567,517.

The Owned and Operated Network represents 48% of our total net revenue, generates revenue through our consumer-facing ALOT branded websites and applications. In early 2013, we decided, as a result of changes in the marketplace, to transition away from the Appbar product which we acquired in the Vertro acquisition in 2012 and apply the assets purchased in that acquisition towards growing an Owned and Operated website and mobile applications business. By the fourth quarter, the Appbar product revenue had declined to less than $2,500 per day and we expect it will expire entirely by early 2015. We have now launched a number of web properties; including ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel and ALOT Living. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The revenue from our websites has grown 294% from $2.0 million in the third quarter of last year to $7.7 million in the fourth quarter of 2014; and 154% from $8.6 million in the twelve months ended December 31, 2013 to $21.8 million in the twelve months ended December 31,2014. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications under the ALOT brand and expanding the content of the ALOT sites.

Cost of Revenue

	For the Year Ended December 31,
	2014	2013	Change	% Change
Partner Network	$20,231,340	$27,816,675	$(7,585,335)	(27.3%)
Owned and Operated Network	193,221	968,212	(774,991)	(80.0%)
Cost of revenue	$20,424,561	$28,784,887	$(8,360,326)	(29.0%)

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

Operating Expenses

	For the Year Ended December 31,
	2014	2013	Change	% Change
Marketing costs	$17,450,199	$14,389,493	$3,060,706	21.3%
Compensation	4,830,505	6,022,526	(1,192,021)	(19.8%)
Selling, general and administrative	4,397,212	5,776,529	(1,379,317)	(23.9%)
Operating expenses	$26,677,916	$26,188,548	$489,368	1.9%

Operating expenses increased in the twelve months ended December 31, 2014 as compared to the same period of the prior year as a result of higher marketing costs to launch and promote the new ALOT web properties, partially offset by lower compensation and selling, general and administrative expense.

Marketing costs include those expenses required to attract traffic to our owned and operated websites. Marketing costs increased in the twelve months ended December 31, 2014 as a result of the growth within the owned and operated website and application business. We expect marketing costs to continue to increase as we expand the ALOT branded websites and mobile applications.

Compensation expense declined in the twelve months ended December 31, 2014 as compared to the same period of 2013, respectively, due to operational efficiencies and reduced payroll related to the relocation to Arkansas. Compensation expense included severance charges of $82,000 and $258,000 in 2014 and 2013, respectively, related to the relocation to Arkansas. Our total employment, both full-time and part-time was 53 at December 31, 2014. We expect compensation expense to increase in 2015 as we expand our ad unit offerings, our publisher network and content database.

The decrease in selling, general and administrative costs is primarily due to cost savings related to the relocation to Arkansas and other operating efficiencies. The primary reasons for the lower cost in the twelve months ended December 31, 2014 compared to the same period last year are approximately $977,000 lower amortization and depreciation expense; $590,000 lower facilities cost; and $126,000 lower travel and entertainment costs; partially offset by $387,000 higher corporate expenses. We expect selling, general and administrative costs to remain relatively flat throughout 2015.

Interest Expense, net

Interest expense, net was $351,225 and $356,956 for the years ended December 31, 2014 and 2013, respectively. These charges primarily include interest on the credit facility with Bridge Bank, which declined as a result of lower balances during 2014.

Income (loss) from Discontinued Operations

Income (loss) from discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. For the twelve months ended December 31, 2014, we recognized a net loss from discontinued operations of $40,670, due primarily to an audit adjustment to accrue a liability in the event that the UK Inland Revenue does not accept our method of transfer pricing within the affiliated companies partially offset by an adjustment of certain accrued liabilities originating in 2009 and earlier. For the twelve months ended December 31, 2013, we recognized income of $503,622, generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier and by a favorable resolution of a German tax audit.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 6, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of December 31, 2014 , the revolving line of credit had approximately $3.1 million in availability.

During the first quarter of 2014, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement. Though we do not expect to need additional funds in the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments. We believe the revolving line of credit, cash generated by operations, and anticipated financing will provide sufficient cash for operations over the next twelve months.

Cash Flows - Operating

Net cash provided by operating activities was $3,943,793 during 2014. We produced net income of $2,105,114, which included the non-cash expenses of depreciation and amortization of $1,749,538 and stock-based compensation of $991,948. This provision of cash was partially offset by the change in operating assets and liabilities which was a use of cash of $953,053. Accounts receivable and accounts payable were both affected by the higher revenue and related payouts in December 2014 as compared to December 2013.

During 2013, we generated cash from operating activities of $1,809,623 and a net income of $477,216 which included the non-cash expenses of depreciation and amortization of $3,055,182 and stock-based compensation expenses of $686,745. This provision of cash was partially offset by the change in operating assets and liabilities which was a use of cash of $1,535,921

Cash Flows - Investing

Net cash used in investing activities was $839,867 and $677,526 for 2014 and 2013, respectively. Cash used in investing activities in both years has primarily consisted of capitalized internal development costs.

Cash Flows - Financing

During 2014, we used $2,526,554, net in financing activities primarily to pay down the outstanding balance on the bank credit facility.

During 2013, we used $1,375,544 net in financing activities primarily to pay down the outstanding balance on the bank credit facility.

Off Balance Sheet Arrangements

As of December 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2014, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2014 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Management’s assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. In May 2013, COSO issued an updated framework (the “2013 COSO Framework”). We have integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during fiscal year 2014.

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2015 Annual Meeting of Shareholders to be filed on or prior to April 30, 2015 (the “Proxy Statement”) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-24.

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
2.1
Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc. (Incorporated by reference and filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.)

2.2
Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K as fled on October 17, 2011.)

3(i).1
Articles of Incorporation, as amended)Incorporated by reference and filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2004.)

3(i).2
Amended to Articles of Incorporation filed March 14, 2005 (Incorporated by reference and filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.)

3(i).3
Articles of Merger between Inuvo, Inc. and Kowabunga! Inc. (Incorporated by reference and filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009.)

3(i).4	Certificate of Change Filed Pursuant to NRS 78.209 (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on September 30, 2010.)
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012 (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012 (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
3(ii).1	Amended and Restated By-Laws (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.)
3(ii).2	Bylaw amendment adopted February 29, 2012 (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
4.1	Form of warrant to purchase shares of Registrant for 2009 consultants (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
4.2
Form of warrant to purchase shares of Registrant for 2011 offering.  (Incorporated by reference and filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2011.)

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

10.5
Consent to Sublease with Trinity Church effective April 12, 2013 regarding the Company's New York office. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed on May 9, 2013).

10.6
Third Business Financing Modification Agreement, dated March 29, 2013, effective May 1, 2013, with Bridge Bank, National Association. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed on May 9, 2013).

10.7	Lease with First Orion Corp. effective March 1, 2013 regarding the Company's Conway, AR office. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed on May 9, 2013).
10.8
Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013. (Incorporated by reference to Registrant's Amendment No. 1 to Quarterly Report on Form 10-Q as filed on January 17, 2014).

10.9	2010 Equity Compensation Plan (Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A as filed on April 30, 2010.)
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

10.13	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.14
Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.)

10.15	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.16	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.17	Amendment dated February 29, 2012 to 2010 Equity Compensation Plan (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.18	Business Financing Agreement, dated March 1, 2012, with Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.19
Intellectual Property Security Agreement, dated March 1, 2012, between Inuvo, Inc. and Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)

10.20
Intellectual Property Security Agreement, dated March 1, 2012, between subsidiaries and Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)

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
10.27
Fourth Business Financing Modification Agreement, dated March 6th, 2014, with Bridge Bank, National Association. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.28	Business Financing Modification Agreement, dated September 29, 2014 with Bridge Bank N.A. (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014)
10.29	Bridge Bank BFA Modification, dated October 9, 2014 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).
23.1	Consent of Mayer Hoffman McCann P.C.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

February 9, 2015	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	February 9, 2015
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	February 9, 2015
Wallace D. Ruiz

/s/ William F. Conner	Director	February 9, 2015
William F. Conner

/s/ Joseph P. Durrett	Director	February 9, 2015
Joseph P. Durrett

/s/ Charles D. Morgan	Director	February 9, 2015
Charles D. Morgan

/s/ Charles L. Pope	Director	February 9, 2015
Charles L. Pope

/s/ Patrick Terrell	Director	February 9, 2015
Patrick Terrell

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income , stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

February 9, 2015

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2014	2013
Assets
Current assets
Cash	$3,714,525	$3,137,153
Accounts receivable, net of allowance for doubtful accounts of $86,722 and $62,845, respectively	5,106,300	3,609,825
Unbilled revenue	23,541	24,472
Prepaid expenses and other current assets	299,873	510,968
Total current assets	9,144,239	7,282,418
Property and equipment, net	959,475	1,188,566
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,530,322	10,324,326
Other assets	211,833	379,513
Total other assets	15,502,963	16,464,647
Total assets	$25,606,677	$24,935,631

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	5,714,158	6,235,533
Accrued expenses and other current liabilities	3,704,464	2,386,226
Term and credit notes payable - current portion	959,942	2,548,333
Total current liabilities	10,378,564	11,170,092

Long-term liabilities
Deferred tax liability	3,552,500	3,788,903
Term and credit notes payable - long term	2,666,667	3,595,300
Other long-term liabilities	735,211	1,039,470
Total long-term liabilities	6,954,378	8,423,673

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 24,087,627 and 23,763,307 respectively; outstanding shares 23,711,100 and 23,386,780, respectively	24,087	23,763
Additional paid-in capital	128,734,759	127,908,328
Accumulated deficit	(119,088,552)	(121,193,666)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	8,273,735	5,341,866
Total liabilities and stockholders' equity	$25,606,677	$24,935,631

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
	2014	2013
Net revenue	$49,599,486	$54,990,340
Cost of revenue	20,424,561	28,784,887
Gross profit	29,174,925	26,205,453
Operating expenses
Marketing costs	17,450,199	14,389,493
Compensation	4,830,505	6,022,526
Selling, general and administrative	4,397,212	5,776,529
Total operating expenses	26,677,916	26,188,548
Operating income	2,497,009	16,905
Interest expense, net	(351,225)	(356,956)
Income (loss) from continuing operations before taxes	2,145,784	(340,051)
Income tax benefit	—	313,645
Net income (loss) from continuing operations	2,145,784	(26,406)
Net income (loss) from discontinued operations	(40,670)	503,622
Net income	2,105,114	477,216
Other comprehensive income
Foreign currency revaluation	—	(418)
Total comprehensive income	$2,105,114	$476,798

Per common share data
Basic and diluted
Net income from continuing operations	$0.09	$—
Net income from discontinued operations	—	0.02
Net income	$0.09	$0.02

Weighted average shares
Basic	23,527,872	23,281,439
Diluted	24,145,823	23,281,439

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2012	23,209,659	$23,586	$127,249,789	$(121,670,882)	$418	$(1,396,559)	$4,206,352
Net income	—	—	—	477,216	—	—	477,216
Stock-based compensation	—	—	686,745	—	—	—	686,745
Refund of stock issuance costs	—	—	35,500	—	—	—	35,500
Stock options exercised	3,750	4	2,096	—	—	—	2,100
Stock issued for vested restricted stock awards	173,371	173	(173)	—	—	—	—
Foreign currency translation	—	—	—	—	(418)	—	(418)
Taxes withheld on vested restricted stock	—	—	(65,629)	—	—	—	(65,629)
Balances as of December 31, 2013	23,386,780	$23,763	$127,908,328	$(121,193,666)	$—	$(1,396,559)	$5,341,866
Net income	—	—	—	2,105,114	—	—	2,105,114
Stock-based compensation	—	—	991,948	—	—	—	991,948
Stock issued for vested restricted stock awards	324,320	324	(324)	—	—	—	—
Taxes withheld on vested restricted stock	—	—	(165,193)	—	—	—	(165,193)
Balances as of December 31, 2014	23,711,100	$24,087	$128,734,759	$(119,088,552)	$—	$(1,396,559)	$8,273,735

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013
Operating activities:
Net income	$2,105,114	$477,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,749,538	3,055,182
Deferred income taxes	—	(310,097)
Amortization of financing fees	28,863	33,333
Adjustment of European liabilities related to discontinued operations	(2,494)	(459,473)
Provision (Recovery) for doubtful accounts	23,877	(137,362)
Stock based compensation	991,948	686,745
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,519,421)	1,961,574
Prepaid expenses and other assets	306,017	36,587
Accounts payable	(518,881)	(3,501,924)
Accrued expenses and other liabilities	944,425	(22,481)
Other	(165,193)	(9,677)
Net cash provided by operating activities	3,943,793	1,809,623

Investing activities:
Purchases of equipment and capitalized development costs	(839,867)	(677,526)
Net cash used in investing activities	(839,867)	(677,526)

Financing activities:
Proceeds from term note	2,000,000	—
Return of deposit to collateralize letter of credit	—	301,158
Proceeds from revolving line of credit	2,550,000	7,225,000
Prepaid financing fees	43,895	35,500
Exercise of stock options	—	2,100
Payments on revolving line of credit	(4,011,469)	(7,570,255)
Payments on term note payable and capital leases	(3,108,980)	(1,369,047)
Net cash used in financing activities	(2,526,554)	(1,375,544)

Effect of exchange rate changes	—	(418)
Net change – cash	577,372	(243,865)
Cash, beginning of year	3,137,153	3,381,018
Cash, end of year	$3,714,525	$3,137,153

Supplemental information:
Interest paid	$290,244	$327,379
Income taxes refunded	$—	$(3,548)
Non-cash investing activities:
Purchase of property and equipment under capital lease	$—	$47,482

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") is an Internet marketing and technology company that delivers purchase-ready customers to advertisers through a broad network of websites and applications reaching both desktop and mobile devices.

We deliver content and targeted advertisements over the internet and generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network. In the third quarter of 2013, we reorganized our segments and retrospectively applied the current presentation to prior periods.

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

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and is focused on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches and advertisements displayed on the websites.

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, programmatic and native advertising units, the creation of proprietary content, the expansion of publishers within the partner network and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability.

Relocation of corporate headquarters

During 2013, we relocated our offices from New York City and Clearwater, FL to Conway, AR and received a grant from the state of Arkansas to cover costs associated with that move. Inuvo remains in compliance with all provisions of the grant agreement. (See Note 2)

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 6, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of December 31, 2014 , the revolving line of credit had approximately $3.1 million in availability. During the first quarter of 2014, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement. Though we do not expect to need additional funds in the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments. We believe the revolving line of credit, cash generated by operations, and anticipated financing will provide sufficient cash for operations over the next twelve months.

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

Marketing costs - Marketing costs include the purchase of sponsored listings from search engines and is our primary method of attracting consumers to our owned and operated applications and websites. We expense these costs as incurred and present them as a separate line item in operating expenses on the consolidated statements of comprehensive income. Advertising costs from continuing operations included in selling general and administrative expenses for the years ended December 31, 2014 and 2013 were $0 and $25,000, respectively.

Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from accounts and the net gain or loss is reflected as an operating expense in the statements of comprehensive income.

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $955,534 and $1,912,513, respectively, for the years ended December 31, 2014 and 2013.

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

During 2014 and 2013, we elected to proceed directly to the two-step testing process. We determined there was no impairment of goodwill during 2014 and 2013.

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

As a result of our acquisition of Vertro, Inc. ("Vertro") in March 2012, we recognized an asset for the customer relationship with Google of $8,820,000 and assigned it a useful life of 20 years. A primary reason for acquiring Vertro was its relationship with Google. Up to the time of the acquisition, we principally had access to the Yahoo! inventory of advertisements. Among the many valuable assets acquired in the Vertro transaction was this Google relationship and the access it provided to an enormous inventory of advertisements. In addition, we acquired the ALOT brand, whose products are monetized through Google and has historically produced a better margin than monetization through Yahoo!. In determining the useful life of this asset, we considered the strategic importance of Vertro's strong relationship with Google. Vertro and its predecessor company had contracts and successful renewals with Google that date back to 2006. The most recent renewal was February 1, 2015. We expect the relationship with Google to continue through the 20 year amortization period and beyond.

At the time of the Vertro acquisition, we engaged a third party valuation service to determine the fair value of the acquired assets. At the close of the 2014 and 2013 fiscal years we again engaged a third party valuation service to reassess the fair value of the acquired assets.

From time to time, both search marketplaces, Google and Yahoo!, may implement policy or marketplace changes. In January 2013 Google requested changes to our agreement that impacted marketing programs for one of our ALOT products, the Appbar, the result of which was a decline in the number of product installs. Since acquiring the ALOT brand in the Vertro acquisition, we have materially expanded the brand into a number of additional owned and operated websites and applications. We expect products within the brand to ebb and flow as customer preferences change and Google adjusts its marketplace policies. At the close of 2013, we considered the Google change and decided to transition out of the Appbar product and replace it with web properties that we develop. At the close of 2014, we determined that the asset continued to be recoverable despite the impact to the Appbar product and our decision to transition away from it. We made this determination in part because during 2014 we completely replaced the revenue and margin from the Appbar product with other ALOT-branded and Google monetized products. Between websites and applications, we have launched more than 20 new ALOT-branded products in 2013 and 2014 and we expect to continue aggressively building out our Owned and Operated Network segment into the future.

We recorded no impairment of intangible assets during 2014 or 2013.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. We believe it is more likely than not that none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2014 and 2013.

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

Government Grant- During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognize the grant funds into income as a reduction of the related expense in the period in which those expenses are recognized. We defer grant funds related to capitalized costs and classify them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. Grant funds received are presented on the consolidated statements of cash flows as operating or investing cash flows depending on the classification of the underlying spend. The grant contains certain requirements that would require us to repay a portion or all of the grant if certain requirements are not met. As of March 31, 2015, we are obligated to maintain 38 permanent, full time employees positions in Arkansas. We have accrued $120,000, as of December 31, 2014 included in accrued expenses and other current liabilities in the accompanying 2014 Balance Sheet, in the event we are unable to meet the required employment level.

Treasury Stock - The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock we acquire in the market.

Earnings (loss) per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future.

For the year ended December 31, 2014, options to purchase 356,877 shares with a weighted average exercise price of $6.06 per share and warrants to purchase 725,000 shares with a weighted average exercise price of $2.15 per share were excluded from the diluted shares calculation for 2014 because their exercise price was higher than the average stock price for the period. In addition, restricted stock units totaling 409,029 shares with a weighted average grant date price of $2.71 were also excluded because the effect of their inclusion would have been anti-dilutive.

Because we reported a loss from continuing operations for 2013 all shares associated with outstanding stock options, warrants and unvested restricted stock are considered anti-dilutive, and basic and diluted net loss per share is the same. For the year ended December 31, 2013, options to purchase 458,573 shares with a weighted average exercise price of $18.14 per share and warrants to purchase 816,724 shares with a weighted average exercise price of $2.37 per share were excluded from the diluted shares calculation for 2013 because their exercise price was higher than the average stock price for the period. In addition, restricted stock units totaling 667,123 shares with a weighted average grant date price of $1.31 were also excluded because the effect of their inclusion would have been anti-dilutive.

Operating segments - ASC 280, Segment Reporting, requires disclosures of certain information about operating segments, products and services, geographic areas in which we operate, and their major customers. We have evaluated the effect of this standard and have determined that we currently operate in two segments, the Partner Network and the Owned and Operated Network. See Note 16 for additional segment information.

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

Customer concentrations - At December 31, 2014, we had two individual customers with accounts receivable balances greater than 10 percent of the gross accounts receivable from continuing operations. These customers combined owed approximately 94.8% and 88.0% of our gross accounts receivable balance as of December 31, 2014 and 2013, respectively. The same two customers accounted for 97.3% and 93.7% of our revenue for the years ended December 31, 2014 and 2013, respectively.

Use of estimates - The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Litigation and settlement costs - From time to time, we are involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred as of the date of the consolidated financial statements and (ii) the range of loss can be reasonably estimated. See Note 15 for additional information.

Recent accounting pronouncements

Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” for fiscal years, and interim periods within those years, beginning after December 15, 2013.  In July 2013, the FASB issued new accounting guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax  asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. Accordingly, we adopted these presentation requirements during the first quarter of 2014. The adoption of this new guidance has not had a material impact on our consolidated financial statements or related disclosures.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have, or will have, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Additionally, the guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU No. 2014-08 will be applied prospectively to annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. Accordingly, we adopted these presentation requirements during the fourth quarter of 2014.

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
In August 2014, FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial position or results of operations.
Reclassifications - Certain reclassifications have been made to historical periods to conform to current classification. These reclassifications had no effect on total stockholders' equity or net income.

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2014 and 2013:

	2014	2013
Balance at the beginning of the year	$62,845	$231,542
Provision for bad debts	34,000	—
Charge-offs	(10,123)	(31,335)
Recoveries	—	(137,362)
Balance at the end of the year	$86,722	$62,845

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2014 and 2013 was as follows:

	2014	2013
Furniture and fixtures	$67,341	$67,341
Equipment	2,585,659	2,547,686
Software	8,822,310	8,020,982
Leasehold improvements	66,903	66,903
Subtotal	$11,542,213	$10,702,912
Less: accumulated depreciation and amortization	(10,582,738)	(9,514,346)
Total	$959,475	$1,188,566

Note 5 – Intangible Assets and Goodwill

During 2014 and 2013, we evaluated our intangible assets and goodwill for impairment at the reporting unit level. We elected to omit the qualitative assessment of impairment factors and proceed directly to impairment testing with the assistance of a third-party valuation firm. No indication of impairment was noted.

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2014:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2014 Amortization
Names database	9 months	$17,417,397	$(17,417,397)	$—	$—
Bundled downloads	4.5 months	2,447,075	(2,447,075)	—	—
Intangible assets classified as current		$19,864,472	$(19,864,472)	$—	$—

Customer list, Google	20 years	$8,820,000	$(1,249,500)	$7,570,500	$441,000
Customer list, all other	10 years	1,610,000	(456,178)	1,153,822	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	—
Trade names, ALOT (2)	5 years	960,000	(544,000)	416,000	192,000
Trade names, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(2,369,678)	$9,530,322	$794,004

Goodwill, Partner Network		$1,776,544	$—	$1,776,544
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264
Goodwill, total		$5,760,808	$—	$5,760,808

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2013:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2013 Amortization
Names database (1)	9 months	$17,417,397	$(17,417,397)	$—	$322,771
Bundled downloads (1)	4.5 months	2,447,075	(2,447,075)	—	5,894
Intangible assets classified as current		19,864,472	(19,864,472)	—	328,665

Customer list, Google	20 years	$8,820,000	$(808,500)	$8,011,500	$441,000
Customer list, all other	10 years	1,610,000	(295,174)	1,314,826	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	20,000
Trade names, ALOT (2)	5 years	960,000	(352,000)	608,000	192,000
Tradenames, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(1,575,674)	$10,324,326	$814,004

Goodwill, Partner Network		$1,776,544	$—	$1,776,544
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264
Goodwill, total		$5,760,808	$—	$5,760,808
___________

(1)	The amortization of the names database and bundled downloads assets are included in cost of revenue.

(2)	We have determined ALOT trade name should be amortized over five years and the trade names related to our web properties have an indefinite life and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2015	$794,004
2016	794,004
2017	634,004
2018	602,004
2019	602,004
Thereafter	$5,714,302
Total	$9,140,322

Note 6 - Notes Payable

The following table summarizes our notes payable balances as of December 31, 2014 and 2013:

	2014	2013
Term note payable - 4.25 percent at December 31, 2014 (prime plus 1 percent), due September 10, 2017	$1,833,334	$2,888,888
Revolving credit line - 3.75 percent at December 31, 2014 (prime plus 0.5 percent), due September 29, 2016	1,793,275	3,254,745
Total	$3,626,609	$6,143,633
Less: current portion	(959,942)	(2,548,333)
Term and revolving credit line - long term portion	$2,666,667	$3,595,300

Principal Payments:

Principal payments under the term note payable are due as follows as of December 31, 2014:

2015	$666,667
2016	666,667
2017	500,000
Total	$1,833,334

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. At December 31, 2013 and July 2014, the Company was not in compliance with certain financial covenants. Bridge Bank provided a waiver of those covenants.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. On October 9, 2014, the Agreement was amended to clarify the definition of the financial covenants. The financial covenants are Debt Service Coverage Ratio, measured monthly on a trailing three months basis, of not less than 1.75 to 1.0 for the August 2014 measuring period, and each monthly measuring period thereafter and an Asset Coverage Ratio, measured monthly, of not less than 1.25 to 1.0 for the month ended August 31, 2014 and September 30, 2014; 1.15 to 1.0 for the month ended October 31, 2014, November 30, 2014 and December 31, 2014, and 1.25 to 1.0 for the month ending January 31, 2015 and each month thereafter. We were in compliance with all bank covenants as of December 31, 2014.

Revolving Credit Line

Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $3.1 million available under the revolving credit line as of December 31, 2014.

Term loan

The term loan was drawn down on October 1, 2014 and is being repaid at $55,555 per month through its term. The balance outstanding at December 31, 2014 was $1.8 million.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2014 and 2013:

	2014	2013
Accrued marketing costs	$1,744,143	$1,198,152
Accrued sales reserve	567,517	—
Accrued expenses and other	552,288	519,859
Loss contingency	308,000	263,238
Accrued taxes	267,905	25,765
Deferred Arkansas grant, current portion and accrued reserve	224,994	242,225
Capital leases, current portion	34,381	51,205
Accrued payroll and commission liabilities	5,236	85,782
Total	$3,704,464	$2,386,226

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2014 and 2013:

	2014	2013
Taxes payable	$506,453	$506,453
Deferred Arkansas grant, less current portion	142,276	360,576
Deferred rent	70,861	120,218
Capital leases, less current portion	15,621	52,223
Total	$735,211	$1,039,470

Note 9 – Income Taxes

Provision (Benefit) for Income Taxes

The provision for income taxes consists of the following:

	2014	2013
Current tax provision	$236,403	$—
Deferred tax (benefit) provision	(236,403)	(310,097)
Total tax (benefit) provision	$—	$(310,097)

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2014	2013
Expected statutory rate	34%	(35%)
State income tax rate, net of federal benefit	8%	(4%)
Permanent differences	—%	(4%)
Valuation allowance	(12%)	(2,708%)
Net operating loss adjustment	(30%)	2,657%
Other	—%	26%
	—%	(68%)

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2014 and 2013.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$34,176,741	$22,757,000
Intangible assets	4,435,700	6,425,000
Deferred rent	46,300	33,000
Depreciation	164,100	779,000
Allowance for doubtful accounts	48,800	57,000
Accrued expense	746,700	—
Stock based expenses	1,493,100	1,239,000
Other	24,200	540,000
Subtotal	41,135,641	31,830,000
Less valuation allowance	(41,135,641)	(31,830,000)
Total	—	—
Deferred tax liabilities:
Intangibles	3,523,000	3,788,903
Other	29,500	—
Total	3,552,500	3,788,903
Total deferred tax assets (liabilities)	$(3,552,500)	$(3,788,903)

The net operating losses amounted to approximately $78,605,000 and expire beginning 2022 through 2033.

We have accrued $506,453 for an uncertain tax position.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2010 through 2014. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2014 and 2013.

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

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of approximately $991,948 and $686,745 for the years ended December 31, 2014 and 2013, respectively. Total compensation cost not yet recognized at December 31, 2014 was $456,733 to be recognized over a weighted-average recognition period of 1.0 year.

Significant Grants and Cancellations

2014
On April 1, 2014, we granted certain employees a total of 82,000 RSUs with a weighted average fair value of $0.80 per share which vest annually over three years. In the same month, we granted members of our board of directors a total of 102,560 RSUs with a weighted average fair value of $0.78 a share which vest quarterly until March 31, 2015. On April 22, 2014, we also granted employees a performance RSU that is dependent upon 2014 profitability. At December 31, 2014, the number of performance RSUs accrued were 735,972 shares with a weighted average fair value of $0.78 per share. The shares vest upon achieving performance conditions. In September 2014, 20,073 RSUs were granted to a new director with a weighted average fair value of $1.53 per share, vesting ratably to March 31, 2015.

2013
During the first quarter of 2013, we granted to certain employees a total of 100,000 RSUs with a weighted average fair value of $0.72 per share. These shares vested ratably over three years. During the second quarter of 2013, we granted members of our board of directors a total of 80,000 RSUs with a weighted average fair value of $0.77 per share vesting on December 31, 2013. During the fourth quarter, we granted a total of 428,500 RSU's with a weighted average fair value of $1.44 per share which vest over three years.

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

On March 31, 2013, some of our employees voluntarily canceled certain outstanding stock options for no consideration. As a result, 805,134 shares were canceled and returned to 2005 LTIP and 2010 ECP plans. The cancellation of these options resulted in the recognition of $49,577 in additional stock-based compensation expense in 2013, which represented the fair value of the canceled options that had not yet been recognized as of the date of cancellation.

Award Information and Activity

The following table summarizes the stock grants outstanding under our 2005 LTIP and 2010 ECP plans as of December 31, 2014:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	890,948	1,184,179	1,510,320	3,835,945
2005 LTIP	33,748	286,350	663,735	16,167	1,000,000
Total	284,246	1,177,298	1,847,914	1,526,487	4,835,945

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes-Merton valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 0% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

At December 31, 2014, the 2005 LTIP and 2010 ECP plans had outstanding options of 284,246 options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $2.78 and a weighted average remaining contractual term of 5.8 years.

The total fair value of options vested during 2014 and 2013 was approximately $66,000 and $240,000, respectively.

The following table summarizes our stock option activity under the 2005 LTIP and 2010 ECP plans during 2014:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	292,746	$2.72
Granted	—	$—
Forfeited, expired or cancelled	(8,500)	$0.56
Exercised	—	$—
Outstanding, end of year	284,246	$2.78
Exercisable, end of year	284,246	$2.78

We also have a separate plan which we acquired from Vertro. This plan is not authorized to issue any additional shares. During 2014, options in the amount of 82,502 shares with a weighted average exercise price of $73.67 expired. At December 31, 2014 we had 82,131 options outstanding and exercisable under this plan with a weighted average exercise price of $16.76. The weighted average fair value of these options is $0, and their aggregate intrinsic value is also $0. The weighted average remaining contractual life of the outstanding and exercisable options is 1.0 year. The exercise price of these options ranges from $16.01 to $35.68.

The following table summarizes information about stock options outstanding as of December 31, 2014:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life ( Years)	Weighted Average Exercise Price
$0.00 – $3.00	280,496	5.8	$2.77
$3.01 - $9.99	3,750	5.1	3.70
Total	284,246	6.0	2.78

No options were granted during 2014 or 2013.

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

The following table summarizes our restricted stock activity for 2014:

	Restricted Stock	Weighted Average Fair Value
Outstanding, beginning of year	709,780	$1.45
Granted	940,605	$0.80
Exercised	(450,995)	$1.06
Forfeited	(22,092)	$0.81
Outstanding, end of year	1,177,298	$1.02

Note 11 – Stockholders Equity

As of December 31, 2014, we have outstanding warrants for the potential issuance of 776,724 shares of common stock. Exercise price for these warrants ranges from $0.87 to $2.20. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances. The weighted average remaining contractual life of the warrants outstanding at December 31, 2014 was 1.6 years and the weighted average exercise price was $2.07.

Authorized Preferred Stock and Authorized Common Stock

On March 1, 2012, the Secretary of State of the State of Nevada approved an amendment to the Company's Certificate of Incorporation allowing the Company to increase the number of shares of common stock outstanding from 20,000,000 shares to 40,000,000.

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

Income (loss) from discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. For the twelve months ended December 31, 2014, we recognized a net loss from discontinued operations of $40,670, due primarily to an audit adjustment to accrue a liability in the event that the UK Inland Revenue does not accept our method of transfer pricing within the affiliated companies partially offset by an adjustment of certain accrued liabilities originating in 2009 and earlier. For the twelve months ended December 31, 2013, we recognized income of $503,622, generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier and by a favorable resolution of a German tax audit.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement. We match each employee's contributions to the plan up to the first four percent of the employee's annual salary. The matching contribution for the years ended December 31, 2014 and 2013 was $67,401 and $26,456, respectively.

Note 14 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent (income) expense from continuing operations was approximately $(51,605) and $223,000 for the years ended December 31, 2014 and 2013, respectively.

Minimum lease payments under non-cancelable operating leases as of December 31, 2014 are:

	Lease Payments	Sublease income
2015	$552,451	$604,569
2016	46,788	50,753
Total	$599,239	$655,322

During 2013 we signed an amendment allowing us to terminate our Clearwater office lease for $615,000, and the lease was terminated on March 31, 2013. We also entered into an agreement to lease office space in Conway, Arkansas, which was prepaid during the first quarter of 2013. This agreement is for two years in the total amount of $193,200 and continues on a month-to-month basis. First Orion Corp., the lessor of this space, is partially owned by a director and shareholder of Inuvo.

Note 15 - Commitments and Contingencies

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following litigation which is not incidental to its business:

Corporate Square, LLC v. Think Partnership, Inc., Scott Mitchell, and Kristine Mitchell; Case No. 08-019230-CI-11, in the Circuit Court for the Sixth Judicial Circuit of Florida. This complaint, filed on December 17, 2008, involves a claim by a former commercial landlord for alleged improper removal of an electric generator and for unpaid electricity expenses, amounting to approximately $60,000. In January 2015, the litigation was dismissed by the court for lack of prosecution by the plaintiff.

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

Note 16 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network, which are described in Note 1.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the years ended December 31, 2014 and 2013. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	2014		2013
	$	% of Revenue	$	% of Revenue
Partner Network	25,686,241	51.8%	35,859,352	65.2%
Owned and Operated Network	23,913,245	48.2%	19,130,988	34.8%
Total net revenue	49,599,486	100.0%	54,990,340	100.0%

Gross Profit by Segment

	2014		2013
	$	Gross Profit %	$	Gross Profit %
Partner Network	5,454,901	21.2%	8,042,677	22.4%
Owned and Operated Network	23,720,024	99.2%	18,162,776	94.9%
Total gross profit	29,174,925	58.8%	26,205,453	47.7%

Note 17 - Subsequent Events

Inuvo, Inc., through its wholly owned subsidiary Vertro, Inc., and Google Inc. entered into a Google Services Agreement (the “Agreement”) effective as of February 1, 2015. Under the Agreement, Vertro has agreed to utilize Google’s WebSearch, AdSense For Search, and AdSense for Content. The term of the Agreement is from February 1, 2015 to January 31, 2017. The Agreement contains customary termination provisions and either party has the right to terminate the Agreement on January 31, 2016.