Form 10-Q
period 2015-03-31
Inuvo, Inc.
filed 2015-04-29
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	April 24, 2015
Common Stock	24,269,457

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2014” means the fiscal year ended December 31, 2014 and "2015" means the fiscal year ended December 31, 2015. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2015 (Unaudited) and December 31, 2014

	2015	2014
Assets
Current assets
Cash	$1,923,617	$3,714,525
Accounts receivable, net of allowance for doubtful accounts of $86,642 and $86,722, respectively	7,398,031	5,106,300
Unbilled revenue	19,629	23,541
Prepaid expenses and other current assets	232,727	299,873
Total current assets	9,574,004	9,144,239
Property and equipment, net	999,267	959,475
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,331,821	9,530,322
Other assets	200,032	211,833
Total other assets	15,292,661	15,502,963
Total assets	$25,865,932	$25,606,677

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,001,628	$5,714,158
Accrued expenses and other current liabilities	3,052,266	3,704,464
Term and credit notes payable - current portion	959,942	959,942
Total current liabilities	11,013,836	10,378,564

Long-term liabilities
Deferred tax liability	3,552,500	3,552,500
Term and credit notes payable - long term	2,500,000	2,666,667
Other long-term liabilities	98,711	735,211
Total long-term liabilities	6,151,211	6,954,378

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 24,621,832 and 24,087,627, respectively; outstanding shares 24,245,305 and 23,711,100, respectively	24,621	24,087
Additional paid-in capital	128,535,067	128,734,759
Accumulated deficit	(118,462,244)	(119,088,552)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	8,700,885	8,273,735
Total liabilities and stockholders' equity	$25,865,932	$25,606,677

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net revenue	$13,420,947	$10,121,717
Cost of revenue	6,069,219	3,676,755
Gross profit	7,351,728	6,444,962
Operating expenses
Marketing costs	4,922,146	3,663,687
Compensation	1,191,057	1,099,915
Selling, general and administrative	987,766	1,010,609
Total operating expenses	7,100,969	5,774,211
Operating income	250,759	670,751
Interest expense, net	(51,161)	(97,802)
Income from continuing operations before taxes	199,598	572,949
Income tax benefit	406,453	75,698
Net income from continuing operations	606,051	648,647
Net income from discontinued operations	20,259	26,112
Net income	626,310	674,759
Total comprehensive income	$626,310	$674,759

Per common share data
Basic and diluted:
Net income from continuing operations	$0.03	$0.03
Net income from discontinued operations	—	—
Net income	$0.03	$0.03

Weighted average shares
Basic	24,086,705	23,444,053
Diluted	24,240,258	23,481,415

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$626,310	$674,759
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Settlement of tax liability	(406,453)	—
Depreciation and amortization	370,883	454,473
Deferred income taxes	—	(75,698)
Amortization of financing fees	9,533	4,167
Adjustment of European liabilities related to discontinued operations	(20,461)	30,871
(Recovery) Provision of doubtful accounts	(80)	17,000
Stock based compensation	51,924	130,448
Other, net	(251,084)	(96,289)
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,287,739)	(327,790)
Prepaid expenses and other assets	57,613	98,940
Accounts payable	1,307,931	(541,985)
Accrued expenses and other liabilities	(837,934)	11,173
Other, net	11,801	—
Net cash (used in) provided by operating activities	(1,367,756)	380,069
Investing activities:
Purchases of equipment and capitalized development costs	(239,427)	(178,423)
Net cash used in investing activities	(239,427)	(178,423)
Financing activities:
Proceeds from revolving line of credit	—	750,000
Payments on revolving line of credit	—	(761,469)
Payments on term note payable and capital leases	(183,725)	(604,349)
Net cash used in financing activities	(183,725)	(615,818)
Net change – cash	(1,790,908)	(414,172)
Cash, beginning of year	3,714,525	3,137,153
Cash, end of period	$1,923,617	$2,722,981
Supplemental information:
Interest paid	$37,075	$74,667
Income taxes paid	$97,483	$—

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") are an internet advertising technology and digital publishing company.

We deliver content and targeted advertisements over the internet and generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network.

The Partner Network delivers advertisements to our partners' owned or managed websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement is clicked and we share a portion of that revenue with our partners. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the hundreds of millions of advertisements delivered monthly.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and acquired web properties. The focus is on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches and advertisements displayed on the websites.

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

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of March 31, 2015, the revolving line of credit had approximately $4.4 million in availability. Though we do not expect to need additional funds in the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. We believe the revolving line of credit, cash generated by operations, and access to equity financing will provide sufficient cash for operations over the next twelve months.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At March 31, 2015 and December 31, 2014 these two customers combined accounted for 96.8% and 94.8% of our gross accounts receivable balance, respectively. For the three months ended March 31, 2015 and March 31, 2014, these two customers combined accounted for 98.3% and 95.7% of net revenue, respectively.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2014, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 9, 2015.

Use of estimates

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States (" GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Recent accounting pronouncements

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
In January 2015, FASB issued Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2015	December 31, 2014
Furniture and fixtures	$69,940	$67,341
Equipment	2,589,021	2,585,659
Software	9,055,777	8,822,310
Leasehold improvements	66,903	66,903
Subtotal	11,781,641	11,542,213
Less: accumulated depreciation and amortization	(10,782,374)	(10,582,738)
Total	$999,267	$959,475

During the three months ended March 31, 2015 and March 31, 2014, depreciation expense was $172,382 and $255,972, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of March 31, 2015:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(1,359,750)	$7,460,250	$110,250
Customer list, all other	10 years	1,610,000	(496,429)	1,113,571	40,251
Trade names, ALOT (1)	5 years	960,000	(592,000)	368,000	48,000
Trade names, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,780,000	$(2,448,179)	$9,331,821	$198,501

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)	We determined the ALOT trade name should be amortized over five years.

(2)	We have determined that the trade names related to our web properties have an indefinite life, and as such it is not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2015	$595,503
2016	794,004
2017	634,004
2018	602,004
2019	602,004
Thereafter	5,714,302
Total	$8,941,821

Note 5 - Notes Payable

The following table summarizes our notes payable balances as of:

	March 31, 2015	December 31, 2014
Term note payable - 4.25 percent at March 31, 2015 (prime plus 1 percent), due September 10, 2017	$1,666,667	$1,833,334
Revolving credit line - 3.75 percent at March 31, 2015 (prime plus 0.5 percent), due September 29, 2016	1,793,275	1,793,275
Total	3,459,942	3,626,609
Less: current portion	(959,942)	(959,942)
Term note payable and revolving credit line - long term portion	$2,500,000	$2,666,667

Principal Payments:

Principal payments under the term note payable are due as follows as of March 31, 2015:

2015	$500,000
2016	666,667
2017	500,000
Total	$1,666,667

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

Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $4.4 million available under the revolving credit line as of March 31, 2015.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. On October 9, 2014, the Agreement was amended to clarify the definition of the financial covenants. The financial covenants are Debt Service Coverage Ratio, measured monthly on a trailing three months basis, of not less than 1.75 to 1.0 for the August 2014 measuring period, and each month measuring period thereafter and an Asset Coverage Ratio, measured monthly, of not less than 1.25 to 1.0 for the months ended August 2014 and September 30, 2014; 1.15 to 1.0 for the months ended October 31, 2014, November 30, 2014 and December 31, 2014, and 1.25 to 1.0 for the month ending January 31, 2015 and each month thereafter. We were in compliance with all bank covenants March 31, 2015.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2015	December 31, 2014
Accrued marketing costs	$1,283,025	$1,744,143
Accrued sales reserve	539,875	567,517
Accrued expenses and other	350,078	552,288
Loss contingency	308,000	308,000
Deferred Arkansas grant, current portion and accrued reserve	248,109	224,994
Accrued taxes	155,622	267,905
Accrued payroll and commission liabilities	138,360	5,236
Capital leases, current portion	29,197	34,381

Total	$3,052,266	$3,704,464

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	March 31, 2015	December 31, 2014
Taxes payable	$—	$506,453
Deferred Arkansas grant, less current portion	39,431	142,276
Deferred rent	55,533	70,861
Capital leases, less current portion	3,747	15,621
Total	$98,711	$735,211

In February 2015, we settled a disputed income tax claim with the State of New Jersey. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the long-term taxes payable liability of $506,453 was adjusted to zero.

Note 8 – Income Taxes

We have a deferred tax liability of $3,552,500 as of March 31, 2015, related to our intangible assets.

We also have a net deferred tax asset of approximately $41,000,000. We have evaluated this asset and are unable to support a conclusion that it is more likely than not that any of this asset will be realized. As such, the net deferred tax asset is fully reserved. We will continue to evaluate our deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit.

Due to the settlement of a disputed income tax claim with the State of New Jersey (see Note 7), the accrual for other long-term liabilities for uncertain tax positions was adjusted to zero and approximately $406,000 was credited to income tax expense.

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

For the three months ended March 31, 2015 and March 31, 2014, we recorded stock-based compensation expense for all equity incentive plans of $51,924 and $130,448, respectively. Total compensation cost not yet recognized at March 31, 2015 was

$366,643 to be recognized over a weighted-average recognition period of 0.4 years. As of March 31, 2015, no equity grants have been made in 2015.

On April 1, 2014, we granted certain employees a total of 82,000 RSUs with a weighted average fair value of $0.80 per share which vest annually over three years. On April 22, 2014, we also granted employees a performance RSU contingent upon achieving 2014 profit targets. On January 21, 2015, the number of RSUs issued under the performance grant was 697,853 shares with a weighted average fair value of $1.13 per share. On April 29, 2014, we granted members of our board of directors a total of 102,560 RSUs with a weighted average fair value of $.78 a share which were fully vested by March 31, 2015. In September 2014, 20,073 RSUs were granted to a new director with a weighted average fair value of $1.53 per share which were fully vested by March 31, 2015.

The following table summarizes the stock grants outstanding under our 2005 LTIP and 2010 ECP plans as of March 31, 2015:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	127,836	1,911,422	1,546,189	3,835,945
2005 LTIP	29,998	254,940	695,145	19,917	1,000,000
Total	280,496	382,776	2,606,567	1,566,106	4,835,945

We also have 81,165 options outstanding with exercise prices from $16.01 to $17.08 under a separate plan which is not authorized to issue any additional shares.

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three months ended March 31, 2015 and March 31, 2014, we recognized net income from discontinued operations of $20,259 and $26,112, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier as well as from a favorable translation adjustment.

Note 11 - Earnings per Share

During the three months ended March 31, 2015, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards now have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.03 for the three month period ending March 31, 2015.

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average shares outstanding for basic EPS	24,086,705	23,444,053
Effect of dilutive securities
Options	5,770	9,553
Restricted stock units	127,607	13,796
Warrants	20,176	14,013
Weighted average shares outstanding for diluted EPS	24,240,258	23,481,415

In addition, we have potentially dilutive options and warrants. We have 359,641 outstanding stock options with a weighted average exercise price of $5.93. We also have 725,000 outstanding warrants with a weighted average exercise price of $2.15.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was a credit of $1,966 and $2,966 for the three months ended March 31, 2015 and March 31, 2014, respectively. The credit is primarily due to subleasing the company’s former New York City office at a higher rate than its lease cost.

Minimum future lease payments and future receipts under non-cancelable operating leases as of March 31, 2015 are:

	Lease Payments	Sublease income
2015	$475,481	$455,661
2016	219,360	50,753
2017	176,024	—
2018	179,545	—
2019	183,136	—
2020	123,708	—
Total	$1,357,254	$506,414

We also entered into an agreement to lease office space in Conway, Arkansas for two years in the total amount of $193,200 which we prepaid. The lease terminated in February 2015 and now continues on a month to month basis. The lessor of this space is First Orion Corp., which is owned by a director and stockholder of Inuvo.

In April 2015, we entered into a five year agreement to lease office space in Little Rock, AR, commencing September 1, 2015, to serve as our headquarters. The new lease is for 12,245 square feet and will cost approximately $171,000 during its first year. Thereafter, the lease payment will increase by 2% (see Note 16). We anticipate terminating the Conway, AR lease upon occupying the Little Rock headquarters.

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

Note 14 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network which are described in Note 1.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three months ended March 31, 2015 and 2014. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	$	% of Revenue	$	% of Revenue
Partner Network	7,573,380	56.4%	5,451,617	53.9%
Owned and Operated Network	5,847,567	43.6%	4,670,100	46.1%
Total net revenue	13,420,947	100.0%	10,121,717	100.0%

Gross Profit by Segment

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	$	Gross Profit %	$	Gross Profit %
Partner Network	1,520,895	20.1%	1,858,403	34.1%
Owned and Operated Network	5,830,833	99.7%	4,586,559	98.2%
Total gross profit	7,351,728	54.8%	6,444,962	63.7%

Note 15 - Related Party Transactions

On January 31, 2013 we entered into an agreement to lease office space in Conway, AR for two years at a monthly rental rate of $8,400 which we prepaid in connection with our relocation to Arkansas for a discounted total of $193,200. The lease terminated in February 2015 and now continues on a month to month basis. A director and shareholder of Inuvo is the majority owner of the lessor of this space.

Note 16 - Subsequent Event

On April 8, 2015, we entered into a Lease Agreement (the “Lease”) with Arkansas Democrat-Gazette, Inc. for a total of 12,245 square feet of office space located in Little Rock, Arkansas. The Lease has a term of five years, with two optional five year renewal periods, commencing on the earlier of September 1, 2015 or the date the build-out of the premises is substantially complete. The lease is approximately $171,000 in the first year of the term and increases by 2% annually for the remainder of the term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") are an internet advertising technology and digital publishing company.

We deliver content and targeted advertisements over the internet and generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network.

The Partner Network delivers advertisements to our partners' owned or managed websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement is clicked and we share a portion of that revenue with our partners. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the hundreds of millions of advertisements delivered monthly.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our mobile-ready ALOT websites and acquired web properties. The focus is on providing engaging content to our users. The majority of revenue generated by this segment is derived from clicks on advertisements delivered through web searches and advertisements displayed on the websites.

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, programmatic and native advertising units, the creation of proprietary content, the expansion of publishers within the Partner Network and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel and living. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business. In 2015, we announced the beta launch of our proprietary native advertising solution for web publishers and application developers, "Searchlinks"®. This is our entry product in the fast growing marketplace of direct to consumer marketing utilizing ad content that seamlessly integrates with the content of the host website or application. We expect Searchlinks to be a significant contributor to our growth.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited consolidated financial statements appearing earlier in this report.

Results of Operations

Net Revenue

	For the Three Months Ended March 31,
	2015	2014	Change	% Change
Partner Network	$7,573,380	$5,451,617	$2,121,763	38.9%
Owned and Operated Network	5,847,567	4,670,100	1,177,467	25.2%
Net Revenue	$13,420,947	$10,121,717	$3,299,230	32.6%

Net revenue increased 33% in the three months ended March 31, 2015 to $13.4 million compared to $10.1 million in the same period in the prior year. Both segments grew compared to the prior year, the Partner Network by 39% to $7.6 million and the Owned and Operated Network by 25% to $5.8 million.

The Partner Network, which represents 56% of our total net revenue, delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. We typically experience lower RPCs (“Revenue per Click”) during the first quarter of the year as the supply of inventory outstrips demand by advertisers. Though we experienced a higher number of transactions (clicks) in the first quarter of 2015 compared to the same quarter last year, RPCs were generally lower. We expect increased revenue in this segment as RPCs seasonally increase as well as deploying new proprietary advertising solutions throughout our publisher network.

The Owned and Operated Network represents 44% of our total net revenue and generates revenue through our consumer-facing websites and applications. We have a number of web properties under the ALOT brand; including ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel and ALOT Living. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The revenue from our combined websites has grown to $5.8 million in the first quarter of 2015 compared to $4.7 million in the first quarter of 2014. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications, acquiring additional web properties and expanding the content of the ALOT sites.

Cost of Revenue

	For the Three Months Ended March 31,
	2015	2014	Change	% Change
Partner Network	$6,052,485	$3,593,214	$2,459,271	68.4%
Owned and Operated Network	16,734	83,541	(66,807)	(80.0%)
Cost of revenue	$6,069,219	$3,676,755	$2,392,464	65.1%

Cost of revenue in the Partner Network is generated by payments to website publishers and application who host our advertisements. The increase in cost of revenue is directly associated with higher revenue in this segment. The higher gross margin in the first quarter last year compared to the same quarter of 2015 was due primarily to the changes we implemented last year that included tightening the Network management operating policies related to publisher payments, approving traffic sources, publisher auditing and implementing a number technological and manual innovations designed to assure publisher compliance with Inuvo policies. These changes resulted in higher margins within the first quarter of 2014 that were not expected to reoccur in subsequent quarters.

The decrease in cost of revenue in the Owned and Operated Network was driven primarily by the continued transition away from the ALOT Appbar product, which by 2015 had become relatively insignificant. Other cost of revenue in this segment consists of charges for web searches and content acquisition.

Operating Expenses

	For the Three Months Ended March 31,
	2015	2014	Change	% Change
Marketing costs	$4,922,146	$3,663,687	$1,258,459	34.3%
Compensation	1,191,057	1,099,915	91,142	8.3%
Selling, general and administrative	987,766	1,010,609	(22,843)	(2.3%)
Operating expenses	$7,100,969	$5,774,211	$1,326,758	23.0%

Operating expenses for the three months ended March 31, 2015 increased 23% compared to the same period last year primarily due to an increase in marketing costs. Marketing costs include those expenses required to attract traffic to our owned and operated websites. Marketing costs increased to promote the growth of the owned and operated website business. The 25% increase in the owned and operated segment revenue this year over last year is largely related to the higher marketing spend this year. We expect marketing costs to continue to increase as we expand our owned and operated business.

Compensation expense increased by $91,000 in the three month period ended March 31, 2015 as compared to the same period of 2014, due primarily to an increase in the number of employees compared to this period last year. Our total employment, both full-time and part-time was 52 at March 31, 2015, compared to 34 the same time last year.

The decrease in selling, general and administrative expenses of approximately $23,000 in the three months ended March 31, 2015 compared to the same period last year was primarily due to lower amortization and depreciation expense.

Interest expense, net

Interest expense, net was $51,161 and $97,802 for the three months ended March 31, 2015 and 2014, respectively, These charges are entirely interest expense on the bank credit facility where outstanding loan balances were higher in the three month period ended March 31, 2014 than the same period this year.

Income tax benefit

In February 2015, we settled a disputed income tax claim with the State of New Jersey. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit.

Income from Discontinued Operations

For the three month periods ended March 31, 2015 and March 31, 2014, we recognized net income from discontinued operations of $20,259 and $26,112, respectively. The income was generated primarily by an adjustment of certain accrued liabilities originating in 2009 and earlier as well as from a favorable translation adjustment.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of March 31, 2015, the revolving line of credit had approximately $4.4 million in availability.

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

Cash Flows - Operating

Net cash used in operating activities was $1,367,756 during the three months ended March 31, 2015. In the first quarter, we produced net income of $626,310, which included several non-cash items; depreciation and amortization expense of
$370,883, stock-based compensation expense of $51,924, and a credit adjustment of $406,453 to accrued income tax.
The change in operating assets and liabilities was a $1,748,328 use of cash and was predominately due to a higher accounts receivable balance caused by a late payment by a major advertising partner’s system issue.

During the comparable period in 2014 we generated cash from operating activities of $380,069 and a net income of $674,759.

Cash Flows - Investing

Net cash used in investing activities was $239,427 and $178,423 for the three months ended March 31, 2015 and 2014, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $183,725 during 2015. The cash was used to reduce the bank term loan.

In 2014, net cash used in financing activities was $615,818 and was used to reduce the outstanding balance of the bank credit facility.

Off Balance Sheet Arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2015, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

See Note 13, Litigation and Settlements, for a discussion of outstanding legal proceedings.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 9, 2015 subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the first quarter of 2015 they accounted for 65.0% and 33.4% of our revenues, respectively, and during the same period 2014 they accounted for 52.8% and 42.9%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance on favorable terms. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had approximately $3.5 million in debt outstanding as of March 31, 2015. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2013, 2014 and the first three months of 2015, we have a history of net losses that have resulted in an accumulated deficit of $118,462,244 as of March 31, 2015. We cannot provide assurance that we can consistently generate a net income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 25, 2015, Joseph Durrett provided us with notice of his intent not to stand for reelection to the Board of Directors of the Company at the 2015 Annual Meeting of Shareholders. Mr. Durrett’s decision not to pursue reelection was not due to a disagreement with the Company. Mr. Durrett will continue to serve as a director of the Company until the expiration of his term at the 2015 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.30	Lease Agreement, dated April 8, 2015, with Arkansas Democrat-Gazette, Inc.*
10.31	Google Services Agreement, effective February 1, 2015, with Google, Inc.*/**
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* filed herewith
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

April 29, 2015	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

April 29, 2015	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial officer