Form 10-Q
period 2015-06-30
Inuvo, Inc.
filed 2015-07-29
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	July 24, 2015
Common Stock	24,271,949

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo! and Google;

•	dependence on our financing arrangements with Bridge Bank, N.A. which is collateralized by our assets;

•	covenants and restrictions in our grant agreement with the state of Arkansas;

•	dependence of our Partner Network segment on relationships with distribution partners, and on the introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability to effectively market and attract traffic;

•	ability to acquire traffic through other search engines;

•	lack of control over content and functionality of advertisements we display from third-party networks;

•	ability to effectively compete;

•	need to keep pace with technology changes;

•	fluctuations of quarterly earnings and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	need for additional capital;

•	dependence on third-party providers;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	history of losses;

•	dilutive impact to our stockholders from outstanding restricted stock grants, warrants and options and;

•	seasonality of our business.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent filings with the Securities and Exchange Commission.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2014” means the fiscal year ended December 31, 2014 and "2015" means the fiscal year ending December 31, 2015. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2015 (Unaudited) and December 31, 2014

	2015	2014
Assets
Current assets
Cash	$3,779,339	$3,714,525
Accounts receivable, net of allowance for doubtful accounts of $73,686 and $86,722, respectively	6,348,993	5,106,300
Unbilled revenue	29,038	23,541
Prepaid expenses and other current assets	286,577	299,873
Total current assets	10,443,947	9,144,239
Property and equipment, net	1,201,858	959,475
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,789,539	9,530,322
Other assets	210,050	211,833
Total other assets	15,760,397	15,502,963
Total assets	$27,406,202	$25,606,677

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,368,632	$5,714,158
Accrued expenses and other current liabilities	4,175,373	3,704,464
Term and credit notes payable - current portion	666,667	959,942
Total current liabilities	13,210,672	10,378,564

Long-term liabilities
Deferred tax liability	3,552,500	3,552,500
Term and credit notes payable - long term	833,334	2,666,667
Other long-term liabilities	581,052	735,211
Total long-term liabilities	4,966,886	6,954,378

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 24,645,984 and 24,087,627, respectively; outstanding shares 24,269,457 and 23,711,100, respectively	24,645	24,087
Additional paid-in capital	128,617,793	128,734,759
Accumulated deficit	(118,017,235)	(119,088,552)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	9,228,644	8,273,735
Total liabilities and stockholders' equity	$27,406,202	$25,606,677

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$16,727,810	$10,942,033	$30,148,757	$21,063,750
Cost of revenue	7,092,744	4,666,175	13,161,963	8,342,930
Gross profit	9,635,066	6,275,858	16,986,794	12,720,820
Operating expenses
Marketing costs	6,583,262	3,614,598	11,505,408	7,278,285
Compensation	1,341,453	1,139,095	2,532,510	2,239,010
Selling, general and administrative	1,178,539	1,054,355	2,166,305	2,064,964
Total operating expenses	9,103,254	5,808,048	16,204,223	11,582,259
Operating income	531,812	467,810	782,571	1,138,561
Interest expense, net	(37,412)	(103,301)	(88,573)	(201,103)
Income from continuing operations before taxes	494,400	364,509	693,998	937,458
Income tax benefit (expense)	(34,700)	—	371,753	75,698
Net income from continuing operations	459,700	364,509	1,065,751	1,013,156
Net income (loss) from discontinued operations	(14,692)	17,782	5,567	43,894
Net income	445,008	382,291	1,071,318	1,057,050
Total comprehensive income	$445,008	$382,291	$1,071,318	$1,057,050

Per common share data
Basic and diluted:
Net income from continuing operations	$0.02	$0.02	$0.04	$0.04
Net income from discontinued operations	—	—	—	—
Net income	$0.02	$0.02	$0.04	$0.04

Weighted average shares
Basic	24,268,364	23,445,771	24,178,037	23,480,956
Diluted	24,689,110	24,050,239	24,432,837	23,936,241

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$1,071,318	$1,057,050
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement of tax liability	(406,453)	—
Depreciation and amortization	843,085	896,309
Deferred income taxes	—	(75,698)
Amortization of financing fees	10,178	12,980
Adjustment of European liabilities related to discontinued operations	(11,405)	(59,063)
(Recovery) Provision of doubtful accounts	(13,036)	15,032
Stock based compensation	134,674	378,830
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,235,153)	(161,440)
Prepaid expenses and other assets	4,901	43,086
Accounts payable	2,665,878	(728,227)
Accrued expenses and other liabilities	3,607	217,644
Net cash provided by operating activities	3,067,594	1,596,503
Investing activities:
Purchases of equipment and capitalized development costs	(577,140)	(375,285)
Net cash used in investing activities	(577,140)	(375,285)
Financing activities:
Net taxes paid on RSU grants exercised	(251,083)	(96,289)
Proceeds from revolving line of credit	—	1,350,000
Payments on revolving line of credit	(1,793,275)	(1,261,469)
Payments on term note payable and capital leases	(381,282)	(949,576)
Net cash used in financing activities	(2,425,640)	(957,334)
Net change – cash	64,814	263,884
Cash, beginning of year	3,714,525	3,137,153
Cash, end of period	$3,779,339	$3,401,037
Supplemental information:
Interest paid	$71,759	$161,564
Income taxes paid	$97,483	$—
Non-cash investing and financing activities:
Purchase of property and equipment under capital lease	$103,609	$—
Purchase of intangible assets through a contingent liability	$715,874	$—

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") are an internet advertising technology and digital publishing company.

We develop technology to deliver content and targeted advertisements over the internet. We generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network.

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

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of June 30, 2015, the revolving line of credit had approximately $5.8 million in availability. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At June 30, 2015 and December 31, 2014 these two customers combined accounted for 96.5% and 94.8% of our gross accounts receivable balance, respectively. For the three and six months ended June 30, 2015, these two customers combined accounted for 98.3% of net revenue. For the three and six months ended June 30, 2014, these two customers combined accounted for 96.9% and 96.3% of net revenue, respectively.

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

Use of estimates

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Recent accounting pronouncements

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2015	December 31, 2014
Furniture and fixtures	$69,940	$67,341
Equipment	2,759,885	2,585,659
Software	9,298,499	8,822,310
Leasehold improvements	94,638	66,903
Subtotal	12,222,962	11,542,213
Less: accumulated depreciation and amortization	(11,021,104)	(10,582,738)
Total	$1,201,858	$959,475

During the three and six months ended June 30, 2015 depreciation expense was $214,046 and $386,428, respectively. During the three and six months ended June 30, 2014, depreciation expense was $243,335 and $499,307, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of June 30, 2015:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(1,470,000)	$7,350,000	$220,500
Customer list, all other	10 years	1,610,000	(536,680)	1,073,320	80,502
Trade names, ALOT (1)	5 years	960,000	(640,000)	320,000	96,000
Domain websites (2)	5 years	715,874	(59,655)	656,219	59,655
Trade names, web properties (3)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,495,874	$(2,706,335)	$9,789,539	$456,657

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)	We determined the ALOT trade name should be amortized over five years.

(2)	On May 8, 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over five years (see Note 7).

(3)	We have determined that the trade names related to our web properties have an indefinite life, and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2015	$468,589
2016	937,179
2017	777,179
2018	745,179
2019	745,179
Thereafter	5,726,234
Total	$9,399,539

Note 5 - Notes Payable

The following table summarizes our notes payable balances as of:

	June 30, 2015	December 31, 2014
Term note payable - 4.25 percent at June 30, 2015 (prime plus 1 percent), due September 10, 2017	$1,500,001	$1,833,334
Revolving credit line - 3.75 percent at June 30, 2015 (prime plus 0.5 percent), due September 29, 2016	—	1,793,275
Total	1,500,001	3,626,609
Less: current portion	(666,667)	(959,942)
Term note payable and revolving credit line - long term portion	$833,334	$2,666,667

Principal Payments:

Principal payments under the term note payable are due as follows as of June 30, 2015:

2015	$333,333
2016	666,667
2017	500,001
Total	$1,500,001

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $5.8 million available under the revolving credit line as of June 30, 2015.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. On October 9, 2014, the Agreement was amended to clarify the definition of the financial covenants. The financial covenants are Debt Service Coverage Ratio, measured monthly on a trailing three months basis, of not less than 1.75 to 1.0 for the August 2014 measuring period, and each month measuring period thereafter and an Asset Coverage Ratio, measured monthly, of not less than 1.25 to 1.0 for the months ended August 2014 and September 30, 2014; 1.15 to 1.0 for the months ended October 31, 2014, November 30, 2014 and December 31, 2014, and 1.25 to 1.0 for the month ending January 31, 2015 and each month thereafter. We were in compliance with all bank covenants as of June 30, 2015.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2015	December 31, 2014
Accrued marketing costs	$1,764,613	$1,744,143
Accrued sales allowance	866,186	567,517
Accrued payroll and commission liabilities	346,579	5,236
Loss contingency	308,000	308,000
Accrued expenses and other	289,494	552,288
Contingent stock due for acquired domains, current portion	238,625	—
Deferred Arkansas grant, current portion and accrued reserve	178,943	224,994
Accrued taxes	145,011	267,905
Capital leases, current portion	37,922	34,381

Total	$4,175,373	$3,704,464

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	June 30, 2015	December 31, 2014
Contingent stock due for acquired domains, less current portion	$477,249	$—
Capital leases, less current portion	67,740	15,621
Deferred Arkansas grant, less current portion	36,063	142,276
Taxes payable	—	506,453
Deferred Rent	—	70,861

Total	$581,052	$735,211

In February 2015, we settled a disputed income tax claim with the State of New Jersey. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the long-term taxes payable liability of $506,453 was adjusted to zero.

On May 8, 2015, we purchased two domain websites with a fair value of $715,874 (see Note 4). The purchase consideration is our common stock and is contingent upon the seller attaining specific performance targets over three years.

Note 8 – Income Taxes

We have a deferred tax liability of $3,552,500 as of June 30, 2015, related to our intangible assets.

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

For the three and six months ended June 30, 2015, we recorded stock-based compensation expense for all equity incentive plans of $82,750 and $134,674, respectively and $248,382 and $378,830 for the three and six months ended June 30, 2014, respectively. Total compensation cost not yet recognized at June 30, 2015 was $409,649 to be recognized over a weighted-average recognition period of 0.7 years.

On April 1, 2014, we granted certain employees a total of 82,000 RSUs with a weighted average fair value of $0.80 per share which vest annually over three years. On April 22, 2014, we granted employees a performance RSU contingent upon achieving 2014 profit targets. On January 21, 2015, the number of RSUs issued under the April 22, 2014 performance grant was 697,853 shares with a weighted average fair value of $1.13 per share.

On April 29, 2014, we granted members of our board of directors a total of 102,560 RSUs with a weighted average fair value of $.78 a share which were fully vested by March 31, 2015. In September 2014, 20,073 RSUs were granted to a new director with a weighted average fair value of $1.53 per share which were fully vested by March 31, 2015. On April 20, 2015, we granted members of our board of directors a total of 51,948 RSUs with a weighted average fair value of $2.31 a share which fully vest on March 31, 2016.

The following table summarizes the stock grants outstanding under our 2005 LTIP and 2010 ECP plans as of June 30, 2015:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	155,632	1,938,066	1,491,749	3,835,945
2005 LTIP	33,748	254,940	695,145	16,167	1,000,000
Total	284,246	410,572	2,633,211	1,507,916	4,835,945

We also have 77,300 options outstanding with exercise prices from $16.01 to $17.08 under a separate plan which is not authorized to issue any additional shares.

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three months ended June 30, 2015, we recorded a net loss from discontinued operations of $14,692 and for the six months ended June 30, 2015 net income of $5,567 largely due to translation adjustments. For the three and six months ended June 30, 2014, we recorded net income from discontinued operations of $17,782 and $43,894, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier.

Note 11 - Earnings per Share

During the three and six months ended June 30, 2015, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards now have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three month period ending June 30, 2015 and $0.04 for the six month period ending June 30, 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average shares outstanding for basic EPS	24,268,364	23,445,771	24,178,037	23,480,956
Effect of dilutive securities
Options	12,083	4,139	6,886	6,089
Restricted stock units	243,608	605,203	205,163	442,882
Warrants	165,055	(4,874)	42,751	6,314
Weighted average shares outstanding for diluted EPS	24,689,110	24,050,239	24,432,837	23,936,241

In addition, we have potentially dilutive options and warrants. We have 349,463 outstanding stock options with a weighted average exercise price of $5.92 for the three months ended June 30, 2015 and 354,660 outstanding stock options with a weighted average price of $5.84 for the six months ended June 30, 2015. All restrictive stock units and warrants were dilutive for the three months ended June 30, 2015. For the six months ended June 30, 2015, we had 51,948 restrictive stock units outstanding with a weighted average exercise price of $2.31 and 675,000 warrants outstanding with a weighted average exercise prices of $2.20.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $14,866 and $12,900 for the three and six months ended June 30, 2015, respectively and a credit of $9,179 and $12,174 three and six months ended June 30, 2014, respectively. The credit is primarily due to subleasing the company’s former New York City office at a higher rate than its lease cost.

Minimum future lease payments and future receipts under non-cancelable operating leases as of June 30, 2015 are:

	Lease Payments	Sublease income
2015	$336,285	$304,518
2016	219,360	50,753
2017	176,022	—
2018	179,542	—
2019	183,133	—
2020	123,706	—
Total	$1,218,048	$355,271

We also entered into an agreement to lease office space in Conway, Arkansas for two years in the total amount of $193,200 which we prepaid. The lease terminated in February 2015 and now continues on a month to month basis. The lessor of this space is First Orion Corp., which is owned by a director and stockholder of Inuvo.

In April 2015, we entered into a five year agreement to lease office space in Little Rock, Arkansas, commencing September 1, 2015, to serve as our headquarters. The new lease is for 12,245 square feet and will cost approximately $171,000 during its first year. Thereafter, the lease payment will increase by 2% . We anticipate vacating the Conway, AR premises upon occupying the Little Rock headquarters.

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

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three and six months ended June 30, 2015 and 2014. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended				For the Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Partner Network	9,284,038	55.5%	5,569,504	50.9%	16,857,418	55.9%	11,021,121	52.3%
Owned and Operated Network	7,443,772	44.5%	5,372,529	49.1%	13,291,339	44.1%	10,042,629	47.7%
Total net revenue	16,727,810	100.0%	10,942,033	100.0%	30,148,757	100.0%	21,063,750	100.0%

Gross Profit by Segment

	For the Three Months Ended				For the Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Partner Network	2,209,021	23.8%	959,197	17.2%	3,729,916	22.1%	2,817,601	25.6%
Owned and Operated Network	7,426,045	99.8%	5,316,661	99.0%	13,256,878	99.7%	9,903,219	98.6%
Total gross profit	9,635,066	57.6%	6,275,858	57.4%	16,986,794	56.3%	12,720,820	60.4%

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo, Inc. is an internet advertising technology and digital publishing company.

We develop technology to deliver content and targeted advertisements over the internet. We generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network.

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

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, programmatic and native advertising units, the creation of proprietary content, the expansion of publishers within the Partner Network and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel, living and education. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business, and in the first half of 2015 launched an education site under the ALOT brand. In 2015, we announced the beta launch of our proprietary native advertising solution for web publishers and application developers, "SearchLinks"®. This is our entry product in the fast growing native advertising marketplace where ad copy seamlessly integrates with the content of the host website or application. We will make SearchLinks widely available to the marketplace beginning in the third quarter of 2015 and expect it to be a significant contributor to our growth.

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

Results of Operations

Net Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Partner Network	$9,284,038	$5,569,504	$3,714,534	66.7%	$16,857,418	$11,021,121	$5,836,297	53.0%
Owned and Operated Network	7,443,772	5,372,529	2,071,243	38.6%	13,291,339	10,042,629	$3,248,710	32.3%
Net Revenue	$16,727,810	$10,942,033	$5,785,777	52.9%	$30,148,757	$21,063,750	$9,085,007	43.1%

Net revenue increased 52.9% in the three months ended June 30, 2015 to $16.7 million compared to $10.9 million in the same period in the prior year and 43.1% in the six months ended June 30, 2015 to $30.1 million compared to $21.0 million in the same period in the prior year. Both segments grew compared to the prior year, the Partner Network by 66.7% to $9.3 million and the Owned and Operated Network by 38.6% to $7.4 million. In the first half of 2015, we have also increased our sales allowance by approximately $300,000 to account for potential adjustments from advertisers.

The Partner Network, which represents 56% of our total net revenue for the six months ended June 30, 2015, delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. The year over year growth rates in the second quarter and first half of 2015 in the Partner Network were robust. During the second quarter of 2015, several partners focused their marketing efforts on verticals where they found above market ROIs (return on investment), which accelerated revenue growth. ROIs return to market equilibrium as competitors uncover the lucrative verticals. In this regard, we do not expect the growth rates we experienced in the second quarter to continue during the balance of 2015. From time to time, our advertisement suppliers modify their policies to reflect market conditions.  Such policy changes have in the past and may in the future impact our revenue.

The Owned and Operated Network represents 44% of our total net revenue for the six months ended June 30, 2015 and generates revenue through our consumer-facing websites and applications. We have a number of web properties under the ALOT brand; including ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel, ALOT Living, and ALOT Education which was launched in the second quarter of 2015. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The revenue from our combined websites was $10.7 million in the first half of 2015 compared to $8.5 million in the first half of 2014. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications, acquiring additional web properties and expanding the content of the ALOT sites.

Cost of Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Partner Network	$7,075,017	$4,610,307	$2,464,710	53.5%	$13,127,502	$8,203,520	$4,923,982	60.0%
Owned and Operated Network	17,727	55,868	(38,141)	(68.3%)	34,461	139,410	$(104,949)	(75.3)%
Cost of revenue	$7,092,744	$4,666,175	$2,426,569	52.0%	$13,161,963	$8,342,930	$4,819,033	57.8%

Cost of revenue in the Partner Network is generated by payments to website publishers and application owners who host our advertisements. The increase in cost of revenue is directly associated with higher revenue in this segment. The higher gross margin in the second quarter of 2015 compared to the same quarter last year was due primarily to adjusting publisher payments associated with maintaining contractual standards.

The decrease in cost of revenue in the Owned and Operated Network was driven primarily by the continued transition away from the ALOT Appbar product, which by 2015 has become relatively insignificant. Other cost of revenue in this segment consists of charges for web searches and content acquisition.

We expect gross margins to maintain the current level for the remainder of 2015 but could vary based on the individual growth rates of the two segments. See Note 14 of the Consolidated Financial Statements.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Marketing costs	$6,583,262	$3,614,598	$2,968,664	82.1%	$11,505,408	$7,278,285	$4,227,123	58.1%
Compensation	1,341,453	1,139,095	202,358	17.8%	2,532,510	2,239,010	$293,500	13.1%
Selling, general and administrative	1,178,539	1,054,355	124,184	11.8%	2,166,305	2,064,964	$101,341	4.9%
Operating expenses	$9,103,254	$5,808,048	$3,295,206	56.7%	$16,204,223	$11,582,259	$4,621,964	39.9%

Operating expenses for the three and six months ended June 30, 2015 increased 57% and 40%, respectively, compared to the same periods last year primarily due to an increase in marketing costs. Marketing costs include those expenditures designed specifically to attract traffic to our Owned and Operated Network websites. Marketing costs increased to promote the growth of the owned and operated website business. The 32% increase in the Owned and Operated Network segment revenue in the first half of 2015 compared to the same period last year is largely related to the higher marketing spend this year. We expect marketing costs to continue to increase as we expand our owned and operated business.

Compensation expenses increased in the three and six month periods ended June 30, 2015 as compared to the same periods of 2014 due primarily to an increase in the number of employees. Our total employment, both full-time and part-time was 56 at June 30, 2015, compared to 40 at the same time last year. We expect compensation expense to continue to increase in the coming quarters as we hire additional developers and sales personnel to support the newly launched SearchLinks product.

The increase in selling, general and administrative expenses in the three and six months ended June 30, 2015 compared to the same period last year was primarily due to higher professional fees, which were $70,000 higher in the three month period and $97,000 higher in the six month period when compared to the same periods last year. We expect selling, general and administrative expenses to increase in the coming quarters commensurate with our growth.

Interest expense, net

Interest expense, net was $37,412 and $103,301 for the three months ended June 30, 2015 and 2014, respectively, and $88,573 and $201,103 for the six months ended June 30, 2015 and 2014, respectively. This is interest expense on the bank credit facility where outstanding loan balances were higher in the three and six month periods last year compared to the same periods this year.
Income tax benefit (expense)

For the six months period ended June 30, 2015, we recognized a tax benefit due to settling a disputed income tax claim with the State of New Jersey in February 2015. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit. The tax expense of $34,700 recognized in the second quarter of 2015 is related to state income tax.

Income from Discontinued Operations

For the three months ended June 30, 2015, we recorded a net loss from discontinued operations of $14,692 and for the six months ended June 30, 2015 net income of $5,567 largely due to translation adjustments. For the three and six months ended June 30, 2014, we recorded net income from discontinued operations of $17,782 and $43,894, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of June 30, 2015, the revolving line of credit had approximately $5.8 million in availability.

During the first quarter of 2014, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. To date, we have not taken down any sales from this shelf registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Cash Flows - Operating

Net cash provided by operating activities was $3,067,594 during the six months ended June 30, 2015. We produced net income of $1,071,318, which included several non-cash expenses; depreciation and amortization expense of

$843,085, stock-based compensation expense of $134,674, partially offset by an adjustment of $406,453 for accrued income tax. The change in operating assets and liabilities during the six months ended June 30, 2015 was a provision of $1,439,233 as a result of better working capital management primarily as a result of accounts payable increasing $2,665,878 partially offset by a $1,235,153 increase in the accounts receivable balance at June 30, 2015. Revenue was substantially higher in the first six months of 2015 compared to the same period last year. The higher business activity caused higher balances at June 30, 2015. Our terms are such, that we generally collect receivables prior to paying trade payables.

During the comparable period in 2014 we generated cash from operating activities of $1,596,503 from a net income of $1,057,050, which included several non-cash expenses; depreciation and amortization of $896,309 and stock-based compensation of $378,830.

Cash Flows - Investing

Net cash used in investing activities was $577,140 and $375,285 for the six months ended June 30, 2015 and 2014, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $2,425,640 during 2015. We had sufficient cash at June 30, 2015 to pay down the outstanding balance of the revolving credit facility to zero. The bank term loan has been paid down to $1,500,001 at June 30, 2015.

In 2014, net cash used in financing activities was $957,334 and was used to reduce the bank term loan.

Off Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2015, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the second quarter of 2015 they accounted for 71.9% and 26.3% of our revenues, respectively, and during the same period 2014 they accounted for 49.5%% and 47.3%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance on favorable terms. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had approximately $1.5 million in debt outstanding as of June 30, 2015. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2013, 2014 and the first half of 2015, we have a history of net losses that have resulted in an accumulated deficit of $118,017,235 as of June 30, 2015. We cannot provide assurance that we can consistently generate a net income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Asset Purchase Agreement

On May 8, 2015, we entered into an Asset Purchase Agreement with Lexo Advertising, LLC to purchase certain websites for up to 500,000 shares of our common stock.  Payment of the purchase price for the websites is contingent and is based solely on performance of the websites over three annual measurement periods.

Long-Term Equity Incentive Program

On July 27, 2015 the Compensation Committee of our board of directors approved our 2015 Long-Term Equity Incentive Program (the "2015 Program") which relates to RSU grants to be made under our 2010 Equity Compensation Plan (the "2010 Plan") to our employees. The Compensation Committee has allocated 700,000 shares for performance based RSU grants and 300,000 shares for service based RSU grants to be made under the 2015 Program for the period through June 30, 2018. Of the total RSU grants which may be made under the 2015 Program, 42% are allocated for grants to be made to Mr. Richard K. Howe, our Chairman and Chief Executive Officer, 20% are allocated for grants to be made to Mr. Don Walker "Trey" Barrett III, our Chief Operating Officer, 15% are allocated for grants to be made to Mr. Wallace D. Ruiz, our Chief Financial Officer, and the balance of 23% are a pool allocation to be granted to employees.

The vesting of performance based RSU grants will be based upon our company achieving certain target 12 month revenue and minimum 12 month adjusted net income targets as described in the 2015 Program. Service based RSU grants will vest over a three year period, commencing in July 2016, at the rate of 25% of the grant in year one, 25% of the grant in year two and the remaining 50% of the grant in year three. The vesting of both the performance based and service based RSU grants is subject to continued employment with our company.

The foregoing description of the 2015 Program is qualified in its entirety by reference to the 2015 Program which is filed as Exhibit 10.1 to this report.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.1	2015 Long Term Equity Incentive Program*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Inuvo, Inc.

July 29, 2015	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

July 29, 2015	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer