Form 10-Q
period 2015-09-30
Inuvo, Inc.
filed 2015-10-26
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	October 23, 2015
Common Stock	24,375,881

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2015 (Unaudited) and December 31, 2014

	2015	2014
Assets
Current assets
Cash	$3,921,938	$3,714,525
Accounts receivable, net of allowance for doubtful accounts of $10,200 and $86,722, respectively	6,055,468	5,106,300
Unbilled revenue	25,741	23,541
Prepaid expenses and other current assets	271,641	299,873
Total current assets	10,274,788	9,144,239
Property and equipment, net	1,421,362	959,475
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,555,245	9,530,322
Other assets	225,382	211,833
Total other assets	15,541,435	15,502,963
Total assets	$27,237,585	$25,606,677

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,776,552	$5,714,158
Accrued expenses and other current liabilities	4,226,665	3,704,464
Term and credit notes payable - current portion	—	959,942
Total current liabilities	13,003,217	10,378,564

Long-term liabilities
Deferred tax liability	3,552,500	3,552,500
Term and credit notes payable - long term	—	2,666,667
Other long-term liabilities	550,686	735,211
Total long-term liabilities	4,103,186	6,954,378

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 24,648,476 and 24,087,627, respectively; outstanding shares 24,271,949 and 23,711,100, respectively	24,648	24,087
Additional paid-in capital	128,868,933	128,734,759
Accumulated deficit	(117,365,840)	(119,088,552)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	10,131,182	8,273,735
Total liabilities and stockholders' equity	$27,237,585	$25,606,677

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$19,254,052	$13,026,011	$49,402,809	$34,089,761
Cost of revenue	5,876,429	5,910,719	19,038,392	14,253,649
Gross profit	13,377,623	7,115,292	30,364,417	19,836,112
Operating expenses
Marketing costs	10,153,987	4,277,446	21,659,395	11,555,731
Compensation	1,540,730	1,192,227	4,073,240	3,431,237
Selling, general and administrative	1,047,808	1,180,940	3,214,113	3,245,904
Total operating expenses	12,742,525	6,650,613	28,946,748	18,232,872
Operating income	635,098	464,679	1,417,669	1,603,240
Interest expense, net	(23,101)	(84,870)	(111,674)	(285,973)
Income from continuing operations before taxes	611,997	379,809	1,305,995	1,317,267
Income tax benefit	7,332	—	379,085	75,698
Net income from continuing operations	619,329	379,809	1,685,080	1,392,965
Net income from discontinued operations	32,065	23,065	37,632	66,959
Net income	651,394	402,874	1,722,712	1,459,924
Total comprehensive income	$651,394	$402,874	$1,722,712	$1,459,924

Per common share data
Basic and diluted:
Net income from continuing operations	$0.03	$0.02	$0.07	$0.06
Net income from discontinued operations	—	—	—	—
Net income	$0.03	$0.02	$0.07	$0.06

Weighted average shares
Basic	24,271,895	23,445,771	24,209,667	23,485,052
Diluted	24,788,469	24,143,194	24,549,072	23,855,148

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$1,722,712	$1,459,924
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement of tax liability	(406,453)	—
Depreciation and amortization	1,306,729	1,320,734
Deferred income taxes	—	(75,698)
Amortization of financing fees	13,404	19,330
Adjustment of European liabilities related to discontinued operations	(56,611)	(93,013)
(Recovery) Provision of doubtful accounts	(13,036)	24,888
Stock based compensation	385,818	658,800
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	(1,058,331)	(1,515,018)
Prepaid expenses and other assets	1,279	171,819
Accounts payable	3,239,004	499,708
Accrued expenses and other liabilities	63,275	255,626
Net cash provided by operating activities	5,197,790	2,727,100
Investing activities:
Purchases of equipment and capitalized development costs	(1,050,678)	(656,441)
Net cash used in investing activities	(1,050,678)	(656,441)
Financing activities:
Prepaid financing fees and other	—	43,896
Net taxes paid on RSU grants exercised	(251,083)	(96,291)
Proceeds from revolving line of credit	1,500,000	1,700,000
Payments on revolving line of credit	(3,293,275)	(2,934,002)
Proceeds from term note payable	—	2,000,000
Payments on term note payable and capital leases	(1,895,341)	(2,461,469)
Net cash used in financing activities	(3,939,699)	(1,747,866)
Net change – cash	207,413	322,793
Cash, beginning of year	3,714,525	3,137,153
Cash, end of period	$3,921,938	$3,459,946
Supplemental information:
Interest paid	$102,969	$237,365
Income taxes paid	$97,483	$—
Non-cash investing and financing activities:
Purchase of property and equipment under capital lease	$103,609	$—
Purchase of intangible assets through a contingent liability	$715,874	$—

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

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of September 30, 2015, the balance of both the term loan and the revolving line of credit was zero. The revolving line of credit had approximately $5.7 million of available credit at September 30, 2015 . During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At September 30, 2015 and December 31, 2014 these two customers combined accounted for 99.1% and 94.8% of our gross accounts receivable balance, respectively. For the three and nine months ended September 30, 2015, these two customers combined accounted for 97.8% and 98.1% of net revenue, respectively. For the three and nine months ended September 30, 2014, these two customers combined accounted for 97.8% and 96.9% of net revenue, respectively.

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

Most of our revenue is generated through clicks on advertisements presented on our properties or those of our partners. We recognize revenue from clicks in the period in which the click occurs. Payments to partners who display advertisements we serve are recognized as cost of revenue. Revenue from data sales and commissions is recognized in the period in which the transaction occurs and the other revenue recognition criteria are met.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial position or results of operations.
In January 2015, FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2015, FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2015-16 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2015	December 31, 2014
Furniture and fixtures	$70,300	$67,341
Equipment	2,782,556	2,585,659
Software	9,538,481	8,822,310
Leasehold improvements	305,164	66,903
Subtotal	12,696,501	11,542,213
Less: accumulated depreciation and amortization	(11,275,139)	(10,582,738)
Total	$1,421,362	$959,475

During the three and nine months ended September 30, 2015, depreciation expense was $229,350 and $615,778, respectively. During the three and nine months ended September 30, 2014, depreciation expense was $225,924 and $725,231, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of September 30, 2015:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(1,580,250)	$7,239,750	$330,750
Customer list, all other	10 years	1,610,000	(576,931)	1,033,069	120,753
Trade names, ALOT (1)	5 years	960,000	(688,000)	272,000	144,000
Domain websites (2)	5 years	715,874	(95,448)	620,426	95,448
Trade names, web properties (3)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,495,874	$(2,940,629)	$9,555,245	$690,951

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)	We determined the ALOT trade names should be amortized over five years.

(2)	On May 8, 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over five years (see Note 7).

(3)	We have determined that the trade names related to our web properties have an indefinite life, and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2015	$234,294
2016	937,176
2017	777,176
2018	745,176
2019	745,176
Thereafter	5,726,247
Total	$9,165,245

Note 5 - Notes Payable

The following table summarizes our notes payable balances as of:

	September 30, 2015	December 31, 2014
Term note payable - 4.25 percent at September 30, 2015 (prime plus 1 percent), due September 10, 2017	$—	$1,833,334
Revolving credit line - 3.75 percent at September 30, 2015 (prime plus 0.5 percent), due September 29, 2016	—	1,793,275
Total	—	3,626,609
Less: current portion	—	(959,942)
Term note payable and revolving credit line - long term portion	$—	$2,666,667

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $5.7 million available under the revolving credit line as of September 30, 2015.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. As of September 30, 2015, we reduced the balance of the term loan and the revolving line of credit to zero. On October 9, 2014, the Agreement was amended to clarify the definition of the financial covenants. The financial covenants are Debt Service Coverage Ratio, measured monthly on a trailing three months basis, of not less than 1.75 to 1.0 for the August 2014 measuring period, and each month measuring period thereafter and an Asset Coverage Ratio, measured monthly, of not less than 1.25 to 1.0 for the months ended August 2014 and September 30, 2014; 1.15 to 1.0 for the months ended October 31, 2014, November 30, 2014 and December 31, 2014, and 1.25 to 1.0 for the month ending January 31, 2015 and each month thereafter. We were in compliance with all bank covenants as of September 30, 2015.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2015	December 31, 2014
Accrued marketing costs	$2,001,378	$1,744,143
Accrued sales allowance	671,948	567,517
Accrued payroll and commission liabilities	495,758	5,236
Loss contingency	308,000	308,000
Accrued expenses and other	282,493	552,288
Contingent stock due for acquired domains, current portion	238,625	—
Accrued taxes	141,992	267,905
Capital leases, current portion	50,864	34,381
Deferred Arkansas grant, current portion	35,607	224,994

Total	$4,226,665	$3,704,464

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	September 30, 2015	December 31, 2014
Contingent stock due for acquired domains, less current portion	$477,249	$—
Capital leases, less current portion	40,740	15,621
Deferred Arkansas grant, less current portion	32,697	142,276
Taxes payable	—	506,453
Deferred Rent	—	70,861

Total	$550,686	$735,211

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

Note 8 – Income Taxes

We have a deferred tax liability of $3,552,500 as of September 30, 2015, related to our intangible assets.

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

Due to the settlement of a disputed income tax claim with the State of New Jersey (see Note 7), the accrual for other long-term liabilities for uncertain tax positions was adjusted to zero and approximately $406,000 was credited to income tax expense in March 2015.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”). Option and restricted stock unit vesting periods are generally up to three years.

For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense for all equity incentive plans of $251,144 and $385,818, respectively, and $279,970 and $658,800 for the three and nine months ended September 30, 2014, respectively. Total compensation cost not yet recognized at September 30, 2015 was $3,084,760 to be recognized over a weighted-average recognition period of 1.5 years.

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

On July 27, 2015 and August 4, 2015, we granted certain employees service and performance RSUs totaling 965,500 shares with a weighted average fair value of $3.03 per share. The service RSUs vest annually over a three year period, commencing in July 2016, at the rate of 25% of the grant in year one and year two and the remaining 50% of the grant vesting on the third anniversary of the grant date. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan (LTIP) and 2010 ECP plans as of September 30, 2015:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	1,118,131	1,938,066	529,250	3,835,945
2005 LTIP (*)	33,748	254,940	695,145	—	983,833
Total	284,246	1,373,071	2,633,211	529,250	4,819,778
(*) Expired June 2015

We also have 38,650 options outstanding with exercise prices of $16.01 under a separate plan which is not authorized to issue any additional shares.

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three and nine months ended September 30, 2015, we recorded net income of $32,065 and $37,632, respectively, largely due to adjustment of certain accrued liabilities originating in 2009 and earlier and translation adjustments. For the three and nine months ended September 30, 2014, we recorded net income from discontinued operations of $23,065 and $66,959, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier.

Note 11 - Earnings per Share

During the three and nine months ended September 30, 2015, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.03 for the three month period ending September 30, 2015 and $0.07 for the nine month period ending September 30, 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average shares outstanding for basic EPS	24,271,895	23,445,771	24,209,667	23,485,052
Effect of dilutive securities
Options	13,971	4,876	9,353	4,408
Restricted stock units	296,831	679,932	251,428	357,039
Warrants	205,772	12,615	78,624	8,649
Weighted average shares outstanding for diluted EPS	24,788,469	24,143,194	24,549,072	23,855,148

In addition, we have potentially dilutive options and restricted stock units. We have 308,925 outstanding stock options with a weighted average exercise price of $4.56 for the three months ended September 30, 2015 and 313,543 outstanding stock options with a weighted average price of $4.50 for the nine months ended September 30, 2015. For the three months ended September 30, 2015, we have 806,363 outstanding restricted stock units with a weighted average price of $3.82 and for the nine months ended September 30, 2015, we have 1,097,442 restrictive stock units outstanding with a weighted average exercise price of $3.20. All warrants were dilutive for the three and nine months ended September 30, 2015.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $21,997 and $34,897 for the three and nine months ended September 30, 2015, respectively and a credit of $10,887 and $23,061 three and nine months ended September 30, 2014, respectively. The credit is primarily due to subleasing the company’s former New York City office at a higher rate than its lease cost.

Minimum future lease payments and future receipts under non-cancelable operating leases as of September 30, 2015 are:

	Lease Payments	Sublease income
2015	$183,272	$152,259
2016	220,960	50,753
2017	177,656	—
2018	181,209	—
2019	184,852	—
2020	140,749	—
Total	$1,088,698	$203,012

We also entered into an agreement to lease office space in Conway, Arkansas for two years in the total amount of $193,200 which we prepaid. The lease terminated in February 2015 and now continues on a month to month basis. The lessor of this space is First Orion Corp., which is owned by a director and stockholder of Inuvo.

In April 2015, we entered into a five year agreement to lease office space in Little Rock, Arkansas commencing October 1, 2015, to serve as our headquarters. The new lease is for 12,245 square feet and will cost approximately $171,000 during its first year. Thereafter, the lease payment will increase by 2%. We anticipate vacating the Conway, AR premises upon occupying the Little Rock headquarters.

Note 13 - Litigation and Settlements

From time to time we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we are currently involved in the following litigation which is not incidental to its business:

Oltean, et al. v. Think Partnership, Inc.; Edmonton, Alberta CA. On March 6, 2008, Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against Inuvo in The Court of Queen's Bench of Alberta, Judicial District of Edmonton, Canada, claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock. On March 6, 2008, the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of Inuvo, again for wrongful dismissal and claiming the same damages. In October 2009, the two actions were consolidated. The case is in the discovery stage and there has not been any progress in the litigation since April 2013 and Inuvo has been holding this matter in abeyance pending the Plaintiffs taking the next step in the litigation process.

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

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three and nine months ended September 30, 2015 and 2014. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Partner Network	7,241,441	37.6%	7,089,584	54.4%	24,098,859	48.8%	18,110,706	53.1%
Owned and Operated Network	12,012,611	62.4%	5,936,427	45.6%	25,303,950	51.2%	15,979,055	46.9%
Total net revenue	19,254,052	100.0%	13,026,011	100.0%	49,402,809	100.0%	34,089,761	100.0%

Gross Profit by Segment

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Partner Network	1,381,134	19.1%	1,207,382	17.0%	5,111,050	21.2%	4,024,984	22.2%
Owned and Operated Network	11,996,489	99.9%	5,907,910	99.5%	25,253,367	99.8%	15,811,128	98.9%
Total gross profit	13,377,623	69.5%	7,115,292	54.6%	30,364,417	61.5%	19,836,112	58.2%

Note 15 - Related Party Transactions

On January 31, 2013 we entered into an agreement to lease office space in Conway, AR for two years at a monthly rental rate of $8,400 which we prepaid in connection with our relocation to Arkansas for a discounted total of $193,200. The lease terminated in February 2015 and continues on a month to month basis. A director and shareholder of Inuvo is the majority owner of the lessor of this space.

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

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, programmatic and native advertising units, the creation of proprietary content, the expansion of publishers within the Partner Network and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel, living and education. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business, and recently launched an education site under the ALOT brand. In 2015, we announced the beta launch of our proprietary native advertising solution for web publishers and application developers, "SearchLinks"®. This is our entry product in the fast growing native advertising marketplace where ad copy seamlessly integrates with the content of the host website or application. SearchLinks was made available to the marketplace beginning in the third quarter of 2015 and we expect it to be a significant contributor to our growth in 2016.

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

Results of Operations

Net Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Partner Network	$7,241,441	$7,089,584	$151,857	2.1%	$24,098,859	$18,110,706	$5,988,153	33.1%
Owned and Operated Network	12,012,611	5,936,427	6,076,184	102.4%	25,303,950	15,979,055	9,324,895	58.4%
Net Revenue	$19,254,052	$13,026,011	$6,228,041	47.8%	$49,402,809	$34,089,761	$15,313,048	44.9%

Net revenue increased 47.8% in the three months ended September 30, 2015 to $19.3 million compared to $13.0 million in the same period in the prior year and 44.9% in the nine months ended September 30, 2015 to $49.4 million compared to $34.1 million in the same period in the prior year. Both segments grew compared to the prior year, the Partner Network by 2.1% to $7.2 million and the Owned and Operated Network by 102.4% to $12.0 million.

The Partner Network, which represents 49% of our total net revenue for the nine months ended September 30, 2015, delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. The Partner Network grew 2% in the third quarter 2015 compared to the same quarter last year and 33% in the first nine months 2015 compared to the same period last year. As reported in the June 30, 2015 filing, the Partner Network in the second quarter 2015 benefited from the higher volume and better ROI our partners experienced in certain verticals, specifically "automotive." This higher revenue was not expected to continue into the subsequent quarter and it did not. In addition, revenue from a partner site acquired by the Company earlier in 2015 is now accounted for in the Owned and Operated Network, the result being to lower the Partner Network revenue and increase the Owned and Operated Network revenue. From time to time, our advertisement suppliers modify their policies to reflect market conditions.  Such policy changes have in the past and may in the future impact our revenue.

The Owned and Operated Network represents 51% of our total net revenue for the nine months ended September 30, 2015 and generates revenue through our consumer-facing websites and applications. We have a number of web properties under the ALOT brand; including ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel, ALOT Living, and ALOT Education. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The Owned and Operated Network grew 102% to $12 million in the third quarter 2015 compared to the same quarter last year and grew 58% to $25.3 million in the first nine months of 2015 compared to the same period last year. The strong growth came from sites acquired earlier this year and from mobile traffic sources. In addition, having not experienced adjustments from advertisers for several months, the Owned and Operated Network benefited by $194,000 due to a reduction of the accrued sales allowance. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications, acquiring additional web properties and expanding the content of the ALOT sites.

Cost of Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Partner Network	$5,860,307	$5,882,202	$(21,895)	(0.4%)	$18,987,809	$14,085,722	$4,902,087	34.8%
Owned and Operated Network	16,122	28,517	(12,395)	(43.5%)	50,583	167,927	(117,344)	(69.9)%
Cost of revenue	$5,876,429	$5,910,719	$(34,290)	(0.6%)	$19,038,392	$14,253,649	$4,784,743	33.6%

Cost of revenue in the Partner Network is generated by payments to website publishers and application owners who host our advertisements. The lower cost of revenue in the third quarter 2015 compared to the same quarter last year is due to lower contractual payments to publishers.

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

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Marketing costs	$10,153,987	$4,277,446	$5,876,541	137.4%	$21,659,395	$11,555,731	$10,103,664	87.4%
Compensation	1,540,730	1,192,227	348,503	29.2%	4,073,240	3,431,237	$642,003	18.7%
Selling, general and administrative	1,047,808	1,180,940	(133,132)	(11.3%)	3,214,113	3,245,904	$(31,791)	(1.0)%
Operating expenses	$12,742,525	$6,650,613	$6,091,912	91.6%	$28,946,748	$18,232,872	$10,713,876	58.8%

Operating expenses for the three and nine months ended September 30, 2015 increased 92% and 59%, respectively, compared to the same periods last year due to increases in marketing costs and compensation expense. Marketing costs include those expenditures designed specifically to attract traffic to our Owned and Operated Network websites. Marketing costs increased to promote the growth of the owned and operated website business. The acquisition of websites earlier in 2015 was partially responsible for the higher marketing costs in the third quarter 2015. We expect marketing costs to continue to increase as we expand our Owned and Operated Network business.

Compensation expense increased in the three and nine month periods ended September 30, 2015 as compared to the same periods of 2014 due primarily to an increase in the number of employees. Our total employment, both full-time and part-time was 61 at September 30, 2015, compared to 51 at the same time last year. We expect compensation expense to continue to increase in the coming quarters as we hire additional developers and sales personnel to support the newly launched SearchLinks product.

Selling, general and administrative expenses were $1.0 million and $3.2 million in the three and nine months on ended September 30, 2015, respectively, compared to $1.2 million and $3.2 million in the same periods last year, respectively. Selling, general and administrative expense includes professional fees, facilities costs, travel and entertainment, telecommunications, connectivity, office expense, and depreciation and amortization expense. We expect selling, general and administrative expenses to increase in the coming quarters commensurate with our growth.

Interest expense, net

Interest expense, net was $23,101 and $84,870 for the three months ended September 30, 2015 and 2014, respectively, and $111,674 and $285,973 for the nine months ended September 30, 2015 and 2014, respectively. This is interest expense on the bank credit facility where outstanding loan balances were higher in the three and nine month periods last year compared to the same periods this year.
Income tax benefit (expense)

For the three months ended September 30, 2015, income tax benefit was $7,332 and reflects primarily state income tax. Due to net operating loss carryovers, Inuvo has not incurred a federal income tax expense.

For the nine months ended September 30, 2015, we recognized a tax benefit due to settling a disputed income tax claim with the State of New Jersey in February 2015. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit.

Income from Discontinued Operations

For the three and nine ended September 30, 2015, we recorded net income of $32,065 and $37,632, respectively, largely due to adjustment of certain accrued liabilities originating in 2009 and earlier and translation adjustments. For the three and nine months ended September 30, 2014, we recorded net income from discontinued operations of $23,065 and $66,959, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of September 30, 2015, the balance of both the term loan and the revolving line of credit was zero. The revolving line of credit had approximately $5.7 million in availability. We believe the current trend of positive cash flow will continue and the ratio of current liabilities to current assets will improve as a result.

In May 2015, we acquired a publisher’s websites that had previously been a client on our ValidClick network. The publisher accepted our stock in exchange for the sites. The stock consideration has a three year earn out dependent upon achieving certain minimum levels of volume. The fair value of the transaction was determined by a third party expert to be $715,874. The transaction was recorded as an intangible asset on our balance sheet offset by a contingent liability of $238,625 in current liabilities and $477,249 in long term liabilities.

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

Cash Flows - Operating

Net cash provided by operating activities was $5,197,790 during the nine months ended September 30, 2015. We produced net income of $1,722,712, which included several non-cash expenses; depreciation and amortization expense of
$1,306,729, and stock-based compensation expense of $385,818, partially offset by an adjustment of $406,453 for accrued income tax. The change in operating assets and liabilities during the nine months ended September 30, 2015 was a net provision of $2,245,227 as a result of better working capital management primarily with accounts payable increasing $3,239,004 partially offset by a $1,058,331 increase in the accounts receivable balance at September 30, 2015. Our terms are such, that we generally collect receivables prior to paying trade payables.

During the comparable period in 2014, we generated cash from operating activities of $2,727,100 from a net income of $1,459,924, which included several non-cash expenses; depreciation and amortization of $1,320,734 and stock-based compensation of $658,800.

Cash Flows - Investing

Net cash used in investing activities was $1,050,678 and $656,441 for the nine months ended September 30, 2015 and 2014, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $3,939,699 during 2015. We had sufficient cash at September 30, 2015 to pay off the outstanding balance of the bank term loan and pay down the revolving credit facility to zero.

In 2014, net cash used in financing activities was $1,747,866 and was used to reduce the bank term loan.

Off Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2015, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the third quarter of 2015 they accounted for 62.1% and 35.8% of our revenues, respectively, and during the same period 2014 they accounted for 53.7%% and 44.1%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2013, 2014 and the first nine months of 2015, we have a history of net losses that have resulted in an accumulated deficit of $117,365,840 as of September 30, 2015. We cannot provide assurance that we can consistently generate a net income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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

Inuvo, Inc.

October 26, 2015	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

October 26, 2015	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer