Form 10-K
period 2015-12-31
Inuvo, Inc.
filed 2016-02-12
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 President Clinton Ave., Suite 300, Little Rock, AR	72201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (501) 205-8508

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE MKT, was approximately $62.9 million.

As of January 29, 2016, there were 24,375,881 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2015, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo! and Google;

•	dependence on our financing arrangements with Bridge Bank, N.A. which is collateralized by our assets;

•	covenants and restrictions in our grant agreement with the state of Arkansas;

•	dependence of our Partner Network segment on relationships with distribution partners, and on the introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability to effectively market and attract traffic;

•	ability to acquire traffic through other search engines;

•	lack of control over content and functionality of advertisements we display from third-party networks;
need to keep pace with technology changes;

•	fluctuations of quarterly earnings and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on third-party providers;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	history of losses;

•	dilutive impact to our stockholders from outstanding restricted stock grants, warrants and options; and

•	seasonality of our business.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2014” means the fiscal year ended December 31, 2014, "2015" means the fiscal year ended December 31, 2015, and “2016” means the fiscal year ending December 31, 2016. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo, Inc. is an internet advertising technology and digital publishing company incorporated in the state of Nevada. Our corporate office is located in Little Rock, Arkansas. Our common stock is listed on the NYSE MKT under the symbol “INUV.”

We develop technology to deliver content and targeted advertisements over the internet. We generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network. In 2015 and 2014, Partner Network represented 43% and 52% of our revenue and the Owned and Operated Network 57% and 48%, respectively.

The Partner Network delivers advertisements to our partners' owned or managed websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement we serve is clicked. At that time, we share a portion of the revenue we collect from the advertiser with the publishing partner where the click originated. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the hundreds of millions of advertisements delivered monthly.

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

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, native advertising technology, the creation of proprietary content, the expansion of publishers within the Partner Network, the continued expansion of direct relationships with advertisers, and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel, living and education. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business by expanding the ALOT brand and acquiring websites. In 2015, we launched our proprietary native advertising solution for web publishers and application developers, "SearchLinks"®. This is our entry product in the fast growing native advertising marketplace where ad copy seamlessly integrates with the content of the host website or application. SearchLinks was made available to the marketplace in the third quarter of 2015. We expect it to be a contributor to growth in 2016.

Products and Services

We deliver content and targeted advertisements to internet users, described as follows.

Partner Network

The Partner Network provides advertising services to businesses and owners of websites and applications interested in an advertising revenue stream for their desktop, tablet or mobile properties.

•
ValidClick: A proprietary software as a service platform that helps owners of websites and mobile applications monetize their properties. It offers a pay-per-click solution where advertisements are targeted to consumers based on content and behaviors. We are able to provide ValidClick users with access to hundreds of thousands of advertisers.

•
MYAP: A proprietary online affiliate management solution that provides advertisers with the ability to sign up, manage and track the activities of publishers through a privately-branded platform with full data transparency. Typically, each advertising customer is supported by a customized software implementation.

Owned and Operated Network

We own and operate consumer-facing internet sites and apps under the ALOT brand as well as under other brands we acquire. During 2012, we launched a local directory listing service at local.alot.com. During 2013, 2014, and 2015, we expanded our portfolio by launching content-rich, mobile-ready sites at health.alot.com, finance.alot.com careers.alot.com, travel.alot.com,

living.alot.com, education.alot.com, search.alot.com and re-launching the alot.com home site. We generate revenue on these sites from advertising.

Key Relationships

We maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisers from which the revenue we generate originates. When an advertisement within either our Partner Network or Owned and Operated Network is clicked, we effectively sell that click to these partners who then sell it to the advertisers. We maintain multi-year service contracts with both companies. We renewed the Google agreement effective February 1, 2015 and the Yahoo! agreement, which was automatically renewed in April 2015 for a one year term, was extended until July 2016. In 2015, these two customers accounted for 98.0% of our total revenue.

Because our primary customers have significant influence in the marketplace, they will from time to time implement policy changes that impact our ability to display ads within our networks. Such changes may cause significant volatility in our revenue and earnings. The loss of either of these customers would have a material adverse effect on our business.

In addition to our key customer relationships, in the Partner Network we maintain important distribution relationships with owners and publishers of websites and mobile applications. Through our relationship with Yahoo! we provide these partners with advertisements through which they monetize their websites and mobile applications. We continuously monitor our partners' traffic with a variety of proprietary and patent protected software tools that can determine the quality of the traffic that is viewing and clicking on served advertisements.

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

Our Partner Network strategy has been to develop new advertising technology and expand our network of partners while maintaining the highest quality ad-clicks in the industry. We plan to continue this strategy into 2016 with a principal focus around the mobile channel. We plan to achieve our objectives by offering innovative ad units that we first develop on our Owned and Operated Network and then make available to our partners. We believe our ad units provide competitive monetization and superior targeting, particularly our native ad solution, SearchLinks.

During 2015, we continued to expand our Owned and Operated Network, launching new ALOT-branded websites and significantly expanding the quantity and quality of content. We expanded our content team that generates our proprietary content that can be utilized and reused in a number of owned properties and applications. We plan to continue this strategy into 2016. These websites are all mobile ready and designed to deliver engaging content to our users. We also acquired two websites that further expanded our growth strategy within the Owned and Operated segment.

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

Partner Network

Success in the Partner Network is dependent on recruiting and retaining owners and publishers of websites and mobile applications who display our advertisements. We believe our proprietary software platform, the ability to quickly implement and provide new services, and the access to thousands of advertisements are significant advantages for us in building our partner base. Our competitors include companies with direct access to advertisers, such as Yahoo! and Google, Criteo SA, Blucora, Inc. and a number of companies like ours with access to advertisers. Our partners face few barriers to switching advertising technology providers, so to compete effectively we must offer a better service than our competitors with a competitive rate of return for our partners.

Owned and Operated Network

Consumers have many choices in online content, and we believe that our success in the Owned and Operated Network is directly tied to our ability to provide easy access to valuable content and market it effectively. Our experience in search engine marketing and the creation of proprietary content helps us compete in this segment. We have many direct competitors, including Google, Yahoo!, WebMD LLC, Internet Brands, Inc., Demand Media, Inc. and others, all of which offer online media or entertainment through websites, mobile apps or software products.

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic components our products are built on components from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl, and Linux. By seeking to strike the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

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

As of the date of this report we own two patents issued by the United States Patent and Trademark Office and have applied for a provisional patent to protect the technology that drives the SearchLinks process and algorithms.

"System and Method for Enabling Information Associations" which was issued on April 1, 2008, and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office ("USPTO") is

September 11, 2021. "Method for Preventing Real Time Click Fraud Detection, Prevention and Reporting for Online Advertising" which was issued on November 27, 2012, and the expiration date of which is January 22, 2030, as determined based on patent term adjustment as calculated by the USPTO. The applied for SearchLinks provisional patent relates to pairing relevant advertisements with established web page content and more particularly to processing page content and retrieving relevant advertisements based on optimal comparisons and scoring criteria.

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

Employees

As of January 31, 2016, we had 52 full-time employees, none of which are covered by a collective bargaining agreement.

Seasonality

Our future results of operations may be subject to fluctuation as a result of seasonality. Historically, in the later part of the fourth quarter and the earlier part of the first quarter we experience lower Revenue Per Click (“RPC”) due to a decline in demand for inventory on websites and apps and the recalibrating of advertiser’s marketing budgets after the holiday selling season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

History

We were incorporated under the laws of the state of Nevada in October 1987 and operated within the oil and gas industry. This endeavor was not profitable, and from 1993 to 1997 we had essentially no operations. In 1997 we reorganized and through 2006 we acquired a number of companies involved in advertising and internet marketing. In 2009, following the weakness in the economy, a new team was called in to assess the array of businesses that had been acquired in the preceding years and as a result between 2009 and 2011, we sold or retired eleven businesses.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During 2015 they accounted for 64.8% and 33.2% of our revenues, respectively, and during 2014 they accounted for 53.5% and 43.8%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

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

We are dependent upon relationships with and the success of our distribution partners. Our distribution partners are very important to the success of the Partner Network segment. We must recruit and maintain partners who are able to drive traffic successfully to their websites and mobile applications, resulting in clicks on advertisements we have delivered. These partners may experience difficulty in attracting and maintaining users for a number of reasons, including competition, rapidly changing markets and technology, industry consolidation and changing consumer preferences. Further, we may not be able to further develop and maintain relationships with distribution partners. They may be able to make their own deals directly with advertisers, may view us as competitors or may find our competitors offerings more desirable. Any of these potential events could have a material adverse effect on our business, financial position and results of operations.

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

We frequently introduce new products and services requiring significant investment, and such initiatives may not meet expectations in terms of viability, success or profitability. Initiatives such as our current initiative to launch new ALOT-branded owned and operated websites require significant financial investment. These investments include key personnel, technology infrastructure, marketing costs and others. We cannot assure you these initiatives will generate significant revenue or be profitable. If our initiatives do not meet our expectations, it could have a material adverse effect on our financial position and results of operations.

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

While we have data centers in multiple, geographically dispersed locations and active back-up and disaster recovery plans, we cannot assure you that serious interruptions will not occur in the future. If our services were to be interrupted, it could cause loss of users, customers and business partners, which could have a material adverse effect on our results of operations and financial position.

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Bridge Bank, N.A. ("Bridge Bank") under which we had zero in debt outstanding as of December 31, 2015. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things,:

•	pay fees to the lender associated with the credit facility;

•	meet prescribed financial covenants;

•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;

•	provide financial information to the lender; and

•	refrain from any transfer of any of our business or property, subject to customary exceptions.

We have historically had difficulties meeting the financial covenants set forth in our credit agreement. Our lender has given us waivers in the past and reset our financial covenants several times. In the event of a breach of our covenants we cannot provide any assurance that our lender would provide a waiver or reset our covenants. A breach in our covenants could result in a default under the credit facility, and in such event Bridge Bank could elect to declare all borrowings outstanding, if any, to be due and payable. If this occurs and we have outstanding obligations and are not able to repay, Bridge Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. As of December 31, 2015, the grant required we have 42 employees located in Arkansas and on December 31, 2015 we had 45 employees located in Arkansas.
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

Regulatory and legal uncertainties could harm our business. While there are currently relatively few laws or regulations directly applicable to internet-based commerce or commercial search activity, there is increasing awareness of such activity and interest from state and federal lawmakers in regulating these services. New regulation of activities in which we are involved or the extension of existing laws and regulations to internet-based services could have a material adverse effect on our business, results of operations and financial position.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

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

We have a history of losses and there are no assurances that we can consistently generate net income. Although we generated net income in 2015 and 2014, we have a history of net losses that have resulted in an accumulated deficit of $116,748,778 as of December 31, 2015. We cannot provide assurance that we can consistently generate a net income.

Significant dilution will occur if outstanding warrants and options are exercised or restricted stock unit grants vest. As of December 31, 2015, we had warrants and stock options outstanding to purchase a total of 1,099,620 shares with exercise prices ranging from $0.56 to $16.01 per share, with a weighted average exercise price of $2.74. We also had 1,229,769 restricted stock units outstanding. If outstanding warrants and stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant. See Note 2 to the financial statements for more details.

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

A downturn or uncertainty in global economic conditions may have a significant negative effect on our access to credit and our ability to raise capital and may impact our business, operating results or financial condition. A future downturn or uncertainty in global economic conditions, may result in significant reductions in, and heightened credit quality standards for, available capital and liquidity from banks and other providers of credit and substantial reductions and/or fluctuations in equity and currency values worldwide, which may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all. Moreover, deteriorated economic conditions, or the threat of a prolonged recessionary period, may cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy and have a negative impact on the levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers, such as advertisers, may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services. In addition, if consumer spending decreases, this may result in fewer clicks on our advertisers’ ads displayed on our Owned and Operated Network websites or our Partner Network websites.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

In November 2015, we relocated our corporate headquarters from Conway, Arkansas to Little Rock, Arkansas entering into a five year agreement to lease office space in Little Rock, Arkansas commencing October 1, 2015, to serve as our headquarters. The new lease is for 12,245 square feet and will cost approximately $171,000 during its first year. Thereafter, the lease payment will increase by 2%. We vacated the Conway, Arkansas premises November 30, 2015. Leases for our former offices in Conway, Arkansas and New York, New York expired in November 2015 and January 2016, respectively.

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

ITEM 4.  Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol "INUV."  The following table sets forth the reported high and low last sale prices for our common stock for the following periods.

	High	Low
Year Ended December 31, 2015:
First Quarter	$2.14	$1.04
Second Quarter	$3.57	$1.81
Third Quarter	$3.29	$2.19
Fourth Quarter	$3.25	$2.55
Year Ended December 31, 2014
First Quarter	$1.63	$0.75
Second Quarter	$1.03	$0.63
Third Quarter	$1.76	$0.81
Fourth Quarter	$1.60	$1.12

As of January 29, 2016, the last reported sale price of the common stock on NYSE MKT was $2.35 and there were approximately 403 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the normal course of business if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to pay the dividends, or if we were to be dissolved at the time of distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, the frequency, and the amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. While our board of directors will make any future decisions regarding dividends, as circumstances surrounding us change, it currently does not anticipate that we will pay any cash dividends in the foreseeable future.

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

The Partner Network delivers advertisements to our partners' owned or managed websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement we serve is clicked. At that time, we share a portion of the revenue we collect from the advertiser with the publishing partner where the click originated. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the hundreds of millions of advertisements delivered monthly.

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

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, native advertising technology, the creation of proprietary content, the expansion of publishers within the Partner Network, the continued expansion of direct relationships with advertisers, and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel, living and education. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business by expanding the ALOT brand and acquiring websites. In 2015, we launched our proprietary native advertising solution for web publishers and application developers, "SearchLinks"®. This is our entry product in the fast growing native advertising marketplace where ad copy seamlessly integrates with the content of the host website or application. SearchLinks was made available to the marketplace in the third quarter of 2015. We expect it to be a contributor to growth in 2016.

2015 Overview

2015 was a year of very significant growth for Inuvo. Over the prior year, revenue grew 42%, net income grew 11%, and all bank debt was extinguished at December 31, 2015. Among the steps we have taken are:

•	launching a native advertising solution, SearchLinks,

•	acquiring two additional websites,

•	expanding the ALOT.com brand introducing an education site,

•	renewing agreements with both Google and Yahoo!, and

•	relocating to larger, more centrally located corporate facilities in Little Rock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited financial statements for 2015 and 2014 appearing elsewhere in this report.

Results of Operations

Net Revenue

	For the Years Ended December 31,
	2015	2014	Change	% Change
Partner Network	$30,298,532	$25,686,241	$4,612,291	18.0%
Owned and Operated Network	40,139,584	23,913,245	16,226,339	67.9%
Total net revenue	$70,438,116	$49,599,486	$20,838,630	42.0%

Net revenue increased 42% in the year ended December 31, 2015 to $70.4 million compared to $50 million in the year ended December 31, 2014. Both segments saw an increase with the Partner Network increasing 18% to $30.3 million and the Owned and Operated Network increasing 68% to $40.1 million.

The Partner Network, which represents 43% of our total net revenue, delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. The higher revenue in this segment is from increased advertisements delivered to desktop and mobile devices as well as the deployment of new advertising solutions, such as SearchLinks. The higher revenue is partially offset by revenue from sites acquired by the Company from a partner in the first half of 2015 and is now accounted for in the Owned and Operated Network. We intend to continue to monetize our Partner Network by growing our network of partner websites and applications and continued deployment and improvement of our current products, including SearchLinks.

The Owned and Operated Network represents 57% of our total net revenue, generating revenue through our consumer-facing ALOT branded websites and applications and through acquired websites. Our ALOT web properties include ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel, ALOT Living and ALOT Education. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The increased revenue in this segment is from additional advertisements served to a growing user base of our owned and operated web properties. The increase in advertisements served and users was due in part to (i) increased marketing of our owned and operated web properties, (ii) expanded verticals and content, and (iii) beginning in March 2015, the acquisition of a former Partner Network site. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications under the ALOT brand, expanding the content of the ALOT sites and acquiring additional websites.

Cost of Revenue

	For the Year Ended December 31,
	2015	2014	Change	% Change
Partner Network	$23,652,942	$20,231,340	$3,421,602	16.9%
Owned and Operated Network	69,054	193,221	(124,167)	(64.3%)
Cost of revenue	$23,721,996	$20,424,561	$3,297,435	16.1%

Cost of revenue in the Partner Network is generated by payments to website and application publishers who host our advertisements. The increase in cost of revenue is directly associated with higher contractual payments to publishers.

The decrease in cost of revenue in the Owned and Operated Network was driven primarily by the transition away from the ALOT Appbar product. Other cost of revenue in this segment consists of charges for web searches and content acquisition.

Operating Expenses

	For the Year Ended December 31,
	2015	2014	Change	% Change
Marketing costs	$34,324,646	$17,450,199	$16,874,447	96.7%
Compensation	5,598,804	4,830,505	768,299	15.9%
Selling, general and administrative	4,645,697	4,397,212	248,485	5.7%
Operating expenses	$44,569,147	$26,677,916	$17,891,231	67.1%

Operating expenses increased in the twelve months ended December 31, 2015 as compared to the same period of the prior year as a result of higher marketing costs to launch and promote the new ALOT web properties, compensation expense and selling, general and administrative expenses.

Marketing costs include those expenses required to attract traffic to our owned and operated websites. Marketing costs increased in the twelve months ended December 31, 2015 as a result of the growth within the owned and operated website and application business. We expect marketing costs to continue to increase proportionally as we expand the ALOT branded websites and mobile applications and acquired sites.

Compensation expense increased 15.9 % in the twelve months ended December 31, 2015 to $5.6 million as compared to the same period of 2014 due primarily to an increase in the number of employees. Our total employment, both full-time and part-time was 63 at December 31, 2015 compared to 53 at December 31, 2014. We expect compensation expense to increase in 2016 as we hire additional developers and sales personnel to support the SearchLinks product.

Selling, general and administrative costs were $4.6 million, an increase of 5.7% over 2014. The primary reasons for the higher cost in the twelve months ended December 31, 2015 compared to the same period last year are approximately $241,000 higher facilities cost; $188,000 higher professional fees; $66,000 higher travel and entertainment costs; $58,000 higher amortization and depreciation expense; partially offset by $281,000 lower corporate expenses. We expect selling, general and administrative costs to remain relatively flat in 2016.

Interest Expense, net

Interest expense, net was $141,311 and $351,225 for the years ended December 31, 2015 and 2014, respectively. This is interest expense on the bank credit facility where average outstanding loan balances were significantly lower in 2015 compared to 2014.

Income tax benefit

We recognized a tax benefit of approximately $300,000 in 2015 compared to no tax expense or benefit in 2014. The net benefit in 2015 is due to settling a disputed income tax claim with the State of New Jersey in February 2015. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit. The tax benefit in 2015 is partially offset by expense of approximately $106,000 for state income tax.

Income (loss) from Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

Income (loss) from discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. For the twelve months ended December 31, 2015, we recognized income from discontinued operations of $33,969 due primarily to the adjustment of certain accrued liabilities originating in 2009 and earlier. For the twelve months ended December 31, 2014, we recognized a net loss of $40,670, due primarily to an audit adjustment to accrue a liability in the event that the UK Inland Revenue does not accept our method of transfer pricing within the affiliated companies partially offset by an adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 6, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of December 31, 2015 , the revolving line of credit had no outstanding balance and had approximately $6.5 million in availability. As of December 31, 2015, the term loan had no outstanding balance.

In May 2015, we acquired websites from a publisher that had previously been a client on our ValidClick network. The purchase was structured as an earn-out payable in up to 500,000 shares of our common stock over a three year period dependent upon achieving certain minimum levels of volume. The fair value of the transaction was determined to be $715,874. The transaction was recorded as an intangible asset on our balance sheet offset by a contingent liability of the same amount.

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

Cash Flows - Operating

Net cash provided by operating activities was $6,106,272 during 2015. We produced net income of $2,339,774, which included the non-cash expenses of depreciation and amortization of $1,807,350 and stock-based compensation of $707,544, partially offset by a reduction of an accrued state income tax liability of $406,453. The change in operating assets and liabilities was a net provision of $1,470,560 as a result of working capital management increasing accounts payable by $4,545,906 partially offset by a $2,001,613 increase in accounts receivable and unbilled revenue. Our terms are such that we generally collect receivables prior to paying trade payables. The increase in the accounts receivable balance was due to greater revenue in 2015 over 2014. The increase in the accounts payable balance in 2015 over 2014 was due to higher traffic acquisition costs in 2015.

During 2014, we generated cash from operating activities of $3,943,793 and a net income of $2,105,114, which included the non-cash expenses of depreciation and amortization of $1,749,538 and stock-based compensation expenses of $991,948. This provision of cash was partially offset by the change in operating assets and liabilities which was a use of cash of $953,053. Accounts receivable and accounts payable were both affected by the higher revenue and related payouts in December 2014 as compared to December 2013.

Cash Flows - Investing

Net cash used in investing activities was $1,525,888 and $839,867 for 2015 and 2014, respectively. Cash used in investing activities in both years has primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $4,037,705, during 2015. We had sufficient cash at December 31, 2015 to pay off the outstanding balance of the bank term loan and pay down the revolving credit facility to zero.

During 2014, we used $2,526,554 net in financing activities primarily to pay down the outstanding balance on the bank credit facility.

Off Balance Sheet Arrangements

As of December 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2015, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2015 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

In May 2013, COSO issued an updated framework (the “2013 COSO Framework”). We have integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during 2014.

Except for these prescribed changes, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Compensatory Arrangements of Certain Executive Officers

On February 9, 2016, the Nominating, Corporate Governance and Compensation Committee of the Board of Directors, adopted the 2016 Management Incentive Program. The program established a cash incentive pool which may be awarded to executive officers and our employees, including our Chief Executive Officer Richard K. Howe, based our achieving certain revenue and net income levels as determined by our 2016 financial results. The program provides that the total incentive pool which may be available for distribution will be divided between our executive officers (75% in the aggregate) and other employees (25% in the aggregate), subject to their continued employment with our company. The percentage of pool participation by each of our individual executive officers is fixed by the program and the amount of individual awards to our employees, other than our executive officers, will be determined by Mr. Howe.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2016 Annual Meeting of Shareholders to be filed on or prior to April 30, 2016 (the “Proxy Statement”) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-20.

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

4.2	Form of warrant to purchase 40,000 shares of common stock issued to Alliance Advisors, LLC (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
4.3	Form of warrant to purchase 10,000 shares of common stock issued to Alliance Advisors, LLC (Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 29, 2012.)
4.4
Form of warrant to purchase 51,724 shares pursuant to the Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.)

10.1	2005 Long-Term Incentive Plan (Incorporated by reference to the Current Report on Form 8-K as filed on December 10, 2010.)
10.2	2015 Long Term Equity Incentive Program (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on July 29, 2015.)

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

10.9	2010 Equity Compensation Plan (Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A as filed on April 30, 2010.)
10.10	Lease Agreement, dated April 8, 2015, with Arkansas Democrat-Gazette, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on April 29, 2015.)
10.11
First Business Financing Modification Agreement with Bridge Bank, National Association, dated June 29, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.)

10.12	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.13
Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012.)

10.14	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.15	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.16	Amendment dated February 29, 2012 to 2010 Equity Compensation Plan (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
10.17	Business Financing Agreement, dated March 1, 2012, with Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)
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

10.20	Release Agreement dated December 19, 2012 by and between Peter A. Corrao and Inuvo, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 19, 2012.)
10.21
Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).

10.22
Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).

10.23	Google Services Agreement, effective February 1, 2015, with Google, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on April 29, 2015.)
10.24	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015.*

10.25	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. (Incorporated by reference to Amendment No. 1 to Form 10-Q filed with the Securities and Exchange Commission on December 28, 2012).
10.26
Fourth Business Financing Modification Agreement, dated March 6th, 2014, with Bridge Bank, National Association. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.27	Business Financing Modification Agreement, dated September 29, 2014 with Bridge Bank N.A. (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014)
10.28	Bridge Bank BFA Modification, dated October 9, 2014 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).*
23.1	Consent of Mayer Hoffman McCann P.C.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

February 12, 2016	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	February 12, 2016
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	February 12, 2016
Wallace D. Ruiz

/s/ William F. Conner	Director	February 12, 2016
William F. Conner

/s/ Charles D. Morgan	Director	February 12, 2016
Charles D. Morgan

/s/ Charles L. Pope	Director	February 12, 2016
Charles L. Pope

/s/ Patrick Terrell	Director	February 12, 2016
Patrick Terrell

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income , stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

February 9, 2016

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2015	2014
Assets
Current assets
Cash	$4,257,204	$3,714,525
Accounts receivable, net of allowance for doubtful accounts of $17,200 and $86,722, respectively	7,001,337	5,106,300
Unbilled revenue	16,154	23,541
Prepaid expenses and other current assets	345,752	299,873
Total current assets	11,620,447	9,144,239
Property and equipment, net	1,805,561	959,475
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,320,951	9,530,322
Other assets	224,759	211,833
Total other assets	15,306,518	15,502,963
Total assets	$28,732,526	$25,606,677

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	10,080,315	5,714,158
Accrued expenses and other current liabilities	3,169,445	3,704,464
Term and credit notes payable - current portion	—	959,942
Total current liabilities	13,249,760	10,378,564

Long-term liabilities
Deferred tax liability	3,799,600	3,552,500
Term and credit notes payable - long term	—	2,666,667
Other long-term liabilities	722,722	735,211
Total long-term liabilities	4,522,322	6,954,378

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 24,752,408 and 24,087,627 respectively; outstanding shares 24,375,881 and 23,711,100, respectively	24,752	24,087
Additional paid-in capital	129,081,029	128,734,759
Accumulated deficit	(116,748,778)	(119,088,552)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	10,960,444	8,273,735
Total liabilities and stockholders' equity	$28,732,526	$25,606,677

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
	2015	2014
Net revenue	$70,438,116	$49,599,486
Cost of revenue	23,721,996	20,424,561
Gross profit	46,716,120	29,174,925
Operating expenses
Marketing costs	34,324,646	17,450,199
Compensation	5,598,804	4,830,505
Selling, general and administrative	4,645,697	4,397,212
Total operating expenses	44,569,147	26,677,916
Operating income	2,146,973	2,497,009
Interest expense, net	(141,311)	(351,225)
Income from continuing operations before taxes	2,005,662	2,145,784
Income tax benefit	300,143	—
Net income from continuing operations	2,305,805	2,145,784
Net income (loss) from discontinued operations	33,969	(40,670)
Net income	2,339,774	2,105,114

Per common share data
Basic and diluted
Net income from continuing operations	$0.10	$0.09
Net income from discontinued operations	—	—
Net income	$0.10	$0.09

Weighted average shares
Basic	24,249,852	23,527,872
Diluted	24,539,555	24,145,823

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2013	23,386,780	$23,763	$127,908,328	$(121,193,666)	$(1,396,559)	$5,341,866
Net income	—	—	—	2,105,114	—	2,105,114
Stock-based compensation	—	—	991,948	—	—	991,948
Stock issued for vested restricted stock awards	324,320	324	(324)	—	—	—
Taxes withheld on vested restricted stock	—	—	(165,193)	—	—	(165,193)
Balances as of December 31, 2014	23,711,100	$24,087	$128,734,759	$(119,088,552)	$(1,396,559)	$8,273,735
Net income	—	—	—	2,339,774	—	2,339,774
Stock-based compensation	—	—	707,544	—	—	707,544
Stock issued for vested restricted stock awards	664,781	665	(110,192)	—	—	(109,527)
Taxes withheld on vested restricted stock	—	—	(251,082)	—	—	(251,082)
Balances as of December 31, 2015	24,375,881	$24,752	$129,081,029	$(116,748,778)	$(1,396,559)	$10,960,444

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2014
Operating activities:
Net income	$2,339,774	$2,105,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,807,350	1,749,538
Stock based compensation	707,544	991,948
Deferred income taxes	233,480	—
Amortization of financing fees	19,804	28,863
Settlement of tax liability	(406,453)	—
Adjustment of European liabilities related to discontinued operations	(59,751)	(2,494)
Provision (Recovery) for doubtful accounts	(6,036)	23,877
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,001,613)	(1,519,421)
Prepaid expenses and other assets	(19,370)	306,017
Accounts payable	4,545,906	(518,881)
Accrued expenses and other liabilities	(1,054,363)	944,425
Other	—	(165,193)
Net cash provided by operating activities	6,106,272	3,943,793

Investing activities:
Purchases of equipment and capitalized development costs	(1,525,888)	(839,867)
Net cash used in investing activities	(1,525,888)	(839,867)

Financing activities:
Net taxes paid on RSU grants exercised	(360,608)	—
Proceeds from term note	—	2,000,000
Proceeds from revolving line of credit	4,000,000	2,550,000
Prepaid financing fees	25,600	43,895
Payments on revolving line of credit	(5,793,275)	(4,011,469)
Payments on term note payable and capital leases	(1,909,422)	(3,108,980)
Net cash used in financing activities	(4,037,705)	(2,526,554)

Net change – cash	542,679	577,372
Cash, beginning of year	3,714,525	3,137,153
Cash, end of year	$4,257,204	$3,714,525

Supplemental information:
Interest paid	$122,136	$290,244
Income taxes paid, net of refund	$280,453	$—
Cash received from construction allowance	$200,000	—
Non-cash investing activities:
Purchase of property and equipment under capital lease	$103,609	$—
Purchase of intangible assets through a contingent liability	$715,874	$—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. is an internet advertising technology and digital publishing company.

We develop technology to deliver content and targeted advertisements over the internet. We generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network and the Owned and Operated Network.

The Partner Network delivers advertisements to our partners' owned or managed websites and applications on desktop, tablet and mobile devices. We generate revenue in this segment when an advertisement we serve is clicked. At that time, we share a portion of the revenue we collect from the advertiser with the publishing partner where the click originated. Our proprietary technology platform allows for targeted distribution of advertisements at a scale that measures in the hundreds of millions of advertisements delivered monthly.

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

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, native advertising technology, the creation of proprietary content, the expansion of publishers within the Partner Network, the continued expansion of direct relationships with advertisers, and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel, living and education. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business by expanding the ALOT brand and acquiring websites. In 2015, we launched our proprietary native advertising solution for web publishers and application developers, "SearchLinks"®. This is our entry product in the fast growing native advertising marketplace where ad copy seamlessly integrates with the content of the host website or application. SearchLinks was made available to the marketplace in the third quarter of 2015. We expect it to be a contributor to growth in 2016.

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 6, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of December 31, 2015, the balance of both the term loan and the revolving line of credit was zero. The revolving line of credit had approximately $6.5 million in availability at December 31, 2015. During the first quarter of 2014, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

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

Marketing costs - Marketing costs include the purchase of sponsored listings from search engines and is our primary method of attracting consumers to our owned and operated applications and websites. We expense these costs as incurred and present them as a separate line item in operating expenses on the consolidated statements of income.

Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from accounts and the net gain or loss is reflected as an operating expense in the statements of income.

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $882,105 and $955,534, respectively, for the years ended December 31, 2015 and 2014.

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

During 2015 and 2014, we elected to proceed directly to the two-step testing process. We determined there was no impairment of goodwill during 2015 and 2014.

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

At the time of the Vertro acquisition, we engaged a third party valuation service to determine the fair value of the acquired assets. At the close of the 2015 and 2014 fiscal years, we again engaged a third party valuation service to reassess the fair value of the acquired assets.

From time to time, both search marketplaces, Google and Yahoo!, may implement policy or marketplace changes. In January 2013 Google requested changes to our agreement that impacted marketing programs for one of our ALOT products, the Appbar, the result of which was a decline in the number of product installs. Since acquiring the ALOT brand in the Vertro acquisition, we have materially expanded the brand into a number of additional owned and operated websites and applications. We expect products within the brand to ebb and flow as customer preferences change and Google adjusts its marketplace policies. At the close of 2013, we considered the Google change and decided to transition out of the Appbar product and replace it with web properties that we develop. At the close of 2014, we determined that the asset continued to be recoverable despite the impact to the Appbar product and our decision to transition away from it. We made this determination in part because during 2014 we completely replaced the revenue and margin from the Appbar product with other ALOT-branded and Google monetized products. Between websites and applications, we have launched more than 20 new ALOT-branded products in 2013, 2014 and 2015 and we expect to continue aggressively building out our Owned and Operated Network segment into the future.

In May 2015, we purchased two domain websites and recorded the purchase at $715,874.

We recorded no impairment of intangible assets during 2015 or 2014.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of December 31, 2015 and 2014.

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

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future.

For the year ended December 31, 2015, options to purchase 312,331 shares with a weighted average exercise price of $4.51 per share and warrants to purchase 656,112 shares with a weighted average exercise price of $2.45 per share were excluded from the diluted shares calculation for 2015 because their exercise price was higher than the average stock price for the period. In addition, restricted stock units totaling 971,055 shares with a weighted average grant date price of $3.41 were also excluded because the effect of their inclusion would have been anti-dilutive.

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

Customer concentrations - At December 31, 2015, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. These customers combined owed approximately 98.6% and 94.8% of our gross accounts receivable balance as of December 31, 2015 and 2014, respectively. The same two customers accounted for 98.0% and 97.3% of our revenue for the years ended December 31, 2015 and 2014, respectively.

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

Recent accounting pronouncements not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires management to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of annual periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2015 and 2014:

	2015	2014
Balance at the beginning of the year	$86,722	$62,845
Provision for bad debts	(6,036)	34,000
Charge-offs	(67,126)	(10,123)
Recoveries	3,640	—
Balance at the end of the year	$17,200	$86,722

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2015 and 2014 was as follows:

	2015	2014
Furniture and fixtures	$230,637	$67,341
Equipment	2,815,748	2,585,659
Software	9,856,947	8,822,310
Leasehold improvements	436,311	66,903
Subtotal	$13,339,643	$11,542,213
Less: accumulated depreciation and amortization	(11,534,082)	(10,582,738)
Total	$1,805,561	$959,475

Note 5 – Intangible Assets and Goodwill

During 2015 and 2014, we evaluated our intangible assets and goodwill for impairment at the reporting unit level. We elected to omit the qualitative assessment of impairment factors and proceed directly to impairment testing with the assistance of a third-party valuation firm. No indication of impairment was noted.

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2015:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2015 Amortization
Names database (1)	9 months	$17,417,397	$(17,417,397)	$—	$—
Bundled downloads (1)	4.5 months	2,447,075	(2,447,075)	—	—
Intangible assets classified as current		$19,864,472	$(19,864,472)	$—	$—

Customer list, Google	20 years	$8,820,000	$(1,690,500)	$7,129,500	$441,000
Customer list, all other	10 years	1,610,000	(617,182)	992,818	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	—
Trade names, ALOT (2)	5 years	960,000	(736,000)	224,000	192,000
Domain websites (3)	5 years	715,874	(131,241)	584,633	131,241
Trade names, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,615,874	$(3,294,923)	$9,320,951	$925,245

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2014:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2014 Amortization
Names database (1)	9 months	$17,417,397	$(17,417,397)	$—	$—
Bundled downloads (1)	4.5 months	2,447,075	(2,447,075)	—	—
Intangible assets classified as current		19,864,472	(19,864,472)	—	—

Customer list, Google	20 years	$8,820,000	$(1,249,500)	$7,570,500	$441,000
Customer list, all other	10 years	1,610,000	(456,178)	1,153,822	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	—
Trade names, ALOT (2)	5 years	960,000	(544,000)	416,000	192,000
Tradenames, web properties (2)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$11,900,000	$(2,369,678)	$9,530,322	$794,004

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—
___________

(1)	The amortization of the names database and bundled downloads assets are included in cost of revenue.

(2)	We have determined ALOT trade name should be amortized over five years and the trade names related to our web properties have an indefinite life and as such are not amortized.

(3)	On May 8, 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over 5 years (see Note 8).

Our amortization expense over the next five years and thereafter is as follows:

2016	$937,176
2017	777,176
2018	745,176
2019	745,176
2020	613,949
Thereafter	$5,112,298
Total	$8,930,951

Note 6 - Notes Payable

The following table summarizes our notes payable balances as of December 31, 2015 and 2014:

	2015	2014
Term note payable - 4.25 percent at December 31, 2015 (prime plus 1 percent), due September 10, 2017	$—	$1,833,334
Revolving credit line - 3.75 percent at December 31, 2015 (prime plus 0.5 percent), due September 29, 2016	—	1,793,275
Total	$—	$3,626,609
Less: current portion	—	(959,942)
Term and revolving credit line - long term portion	$—	$2,666,667

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of the invoice. We had approximately $6.5 million as of December 31, 2015.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. As of December 31, 2015, we reduced the balance of the term loan and the revolving line of credit to zero. On October 9, 2014, the Agreement was amended to clarify the definition of the financial covenants. The financial covenants are Debt Service Coverage Ratio, measured monthly on a trailing three months basis, of not less than 1.75 to 1.0 for the August 2014 measuring period, and each monthly measuring period thereafter and an Asset Coverage Ratio, measured monthly, of not less than 1.25 to 1.0 for the month ended August 31, 2014 and September 30, 2014; 1.15 to 1.0 for the month ended October 31, 2014, November 30, 2014 and December 31, 2014, and 1.25 to 1.0 for the month ending January 31, 2015 and each month thereafter. We were in compliance with all bank covenants as of December 31, 2015.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2015 and 2014:

	2015	2014
Accrued marketing costs	$1,404,488	$1,744,143
Accrued payroll and commission liabilities	643,908	5,236
Accrued sales allowance	500,000	567,517
Accrued expenses and other	294,629	552,288
Contingent stock due for acquired domains, current portion	238,625	—
Capital leases, current portion	46,313	34,381
Deferred Arkansas grant, current portion and accrued reserve	27,679	224,994
Accrued taxes	13,803	267,905
Loss contingency (1)	—	308,000
Total	$3,169,445	$3,704,464

(1) On November 20th, we settled a legal dispute for $100,000, resulting in the adjustment of the loss contingency to zero.

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2015 and 2014:

	2015	2014
Contingent stock due for acquired domains, less current portion	$477,249	$—
Deferred rent	198,323	70,861
Capital leases, less current portion	31,210	15,621
Deferred Arkansas grant, less current portion	15,940	142,276
Taxes payable	—	506,453
Total	$722,722	$735,211

In February 2015, we settled a disputed income tax claim with the State of New Jersey. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the long-term taxes payable liability of $506,453 was adjusted to zero.

On May 8, 2015, we purchased two domain websites with a fair value of $715,874 (see Note 5). The purchase consideration is our common stock and is contingent upon the seller attaining specific performance targets over three years.

Note 9 – Income Taxes

The provision for income taxes consists of the following:

	2015	2014
Current tax provision	$4,081	$236,403
Deferred tax benefit	(304,224)	(236,403)
Total tax benefit	$(300,143)	$—
A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2015	2014
Federal statutory rate	34%	34%
State income tax rate, net of federal benefit	—%	8%
Permanent differences	1%	—%
Temporary differences	4%	—%
New Jersey tax settlement and other	11%	—%
Net operating loss adjustment	—%	(30%)
Change in valuation allowance	(65%)	(12%)
	(15%)	—%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of December 31, 2015 and 2014.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$34,164,267	$34,176,741
Intangible assets	3,909,300	4,435,700
Deferred rent	2,200	46,300
Depreciation	—	164,100
Allowance for doubtful accounts	6,900	48,800
Accrued expense	552,500	746,700
Stock based expenses	1,201,800	1,493,100
Other	15,000	24,200
Subtotal	39,851,967	41,135,641
Less valuation allowance	(39,838,347)	(41,135,641)
Total	13,620	—
Deferred tax liabilities:
Intangibles	3,435,700	3,523,000
Other	363,900	29,500
Total	3,799,600	3,552,500
Total deferred tax assets (liabilities)	$(3,785,980)	$(3,552,500)

The net operating losses amounted to approximately $77,854,000 and expire beginning 2021 through 2033. Pursuant to Internal Revenue Service Code Section 382, the use of certain of the Company’s net operating loss carry forwards are limited due to a cumulative change in ownership.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2012 through 2014. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2015 and 2014.

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

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of approximately $707,544 and $991,948 for the years ended December 31, 2015 and 2014, respectively. Total compensation cost not yet recognized at December 31, 2015 was $2,763,214 to be recognized over a weighted-average recognition period of 1.6 years.

Significant Grants and Cancellations

2015
On April 20, 2015, we granted members of our board of directors a total of 51,948 RSUs with a weighted average fair value of $2.31 a share which fully vest on March 31, 2016.

On July 27, 2015 and August 4, 2015, we granted certain employees service and performance RSUs totaling 965,500 shares with a weighted average fair value $3.03 per share. The service RSUs vest annually over a three year period, commencing in July 2016, at the rate of 25% of the grant in year one and year two and the remaining 50% of the grant vesting on the third anniversary of the grant date. The awarding of the performance RSUs in contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date.

2014

On April 1, 2014, we granted certain employees a total of 82,000 RSUs with a weighted average fair value of $0.80 per share which vest annually over three years. On April 22, 2014, we also granted employees a performance RSU contingent upon achieving 2014 profit targets. On January 21, 2015, the number of RSUs vested under the April 22, 2014 performance grant was 697,853 shares with a weighted average fair value of $1.13 per share.

On April 29, 2014, we granted members of our board of directors a total of 102,560 RSUs with a weighted average fair value of $0.78 a share which were fully vested at March 31, 2015. In September 2014, 20,073 RSUs were granted to a new director with a weighted average fair value of $1.53 per share which were fully vested at March 31, 2015.

Award Information and Activity

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP") and 2010 ECP plans as of December 31, 2015:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	1,089,796	1,965,734	529,917	3,835,945
2005 LTIP (*)	33,748	139,973	810,112	—	983,833
Total	284,246	1,229,769	2,775,846	529,917	4,819,778
(*) Expired June 2015

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

At December 31, 2015, the 2005 LTIP and 2010 ECP plans had outstanding options of 284,246 options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $2.78 and a weighted average remaining contractual term of 4.8 years.

The total fair value of options vested during 2015 and 2014 was approximately $0 and $66,000, respectively.

The following table summarizes our stock option activity under the 2005 LTIP and 2010 ECP plans during 2015:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	284,246	$2.78
Granted	—	$—
Forfeited, expired or cancelled	—	$—
Exercised	—	$—
Outstanding, end of year	284,246	$2.78
Exercisable, end of year	284,246	$2.78

We also have a separate plan which we acquired from Vertro. This plan is not authorized to issue any additional shares. During 2015, options in the amount of 43,481 shares with a weighted average exercise price of $17.42 expired. At December 31, 2015 we had 38,650 options outstanding and exercisable under this plan with a weighted average exercise price of $16.01. The weighted average fair value of these options is $0, and their aggregate intrinsic value is also $0. The weighted average remaining contractual life of the outstanding and exercisable options is less than 1.0 year. The exercise price of these options is $16.01.

The following table summarizes information about stock options outstanding as of December 31, 2015:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life ( Years)	Weighted Average Exercise Price
$0.00 – $16.01	284,246	4.8	$2.78

No options were granted during 2015 or 2014.

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

The following table summarizes our restricted stock activity for 2015:

	Restricted Stock	Weighted Average Fair Value
Outstanding, beginning of year	1,177,298	$1.02
Granted	1,030,435	$2.99
Exercised	(924,182)	$0.89
Forfeited	(53,782)	$2.70
Outstanding, end of year	1,229,769	$2.69

Note 11 – Stockholders Equity

As of December 31, 2015, we have outstanding warrants for the potential issuance of 776,724 shares of common stock. Exercise price for these warrants ranges from $0.87 to $2.20. These warrants were primarily issued in connection with acquisitions, private placements and debt issuances. The weighted average remaining contractual life of the warrants outstanding at December 31, 2015 was less than 1.0 year and the weighted average exercise price was $2.07.

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

Income (loss) from discontinued operations includes activity related to the remaining assets and liabilities of discontinued operations in the European Union. For the twelve months ended December 31, 2015, we recognized income from discontinued operations of $33,969 due primarily to the adjustment of certain accrued liabilities originating in 2009 and earlier. For the twelve months ended December 31, 2014, we recognized a net loss of $40,670, due primarily to an audit adjustment to accrue a liability in the event that the UK Inland Revenue does not accept our method of transfer pricing within the affiliated companies partially offset by an adjustment of certain accrued liabilities originating in 2009 and earlier.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement. We match each employee's contributions to the plan up to the first four percent of the employee's annual salary. The matching contribution for the years ended December 31, 2015 and 2014 was $109,029 and $67,401, respectively.

Note 14 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was approximately $105,446 for the year ended December 31, 2015 and for the year ended December 31, 2014, was a net rent income $51,605.

Minimum lease payments under non-cancelable operating leases as of December 31, 2015 are:

	Lease Payments	Sublease income
2016	$231,560	$50,753
2017	177,656	—
2018	181,209	—
2019	184,852	—
2020	140,749	—
Total	$916,026	$50,753

In 2013, we entered into an agreement to lease office space in Conway, Arkansas for two years in the total amount of $193,200 which was prepaid. The lease terminated in February 2015 and continued on a month to month basis through November 2015. First Orion Corp., the lessor of this space, is partially owned by a director and shareholder of Inuvo.

In April 2015, we entered into a five year agreement to lease office space in Little Rock, Arkansas commencing October 1, 2015, to serve as our headquarters. The new lease is for 12,245 square feet and will cost approximately $171,000 during its first year. Thereafter, the lease payment will increase by 2%. We vacated the Conway, Arkansas premises November 30, 2015.

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

Listed below is a presentation of net revenue and gross profit for all reportable segments for the years ended December 31, 2015 and 2014. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	2015		2014
	$	% of Revenue	$	% of Revenue
Partner Network	30,298,532	43.0%	25,686,241	51.8%
Owned and Operated Network	40,139,584	57.0%	23,913,245	48.2%
Total net revenue	70,438,116	100.0%	49,599,486	100.0%

Gross Profit by Segment

	2015		2014
	$	Gross Profit %	$	Gross Profit %
Partner Network	6,645,590	21.9%	5,454,901	21.2%
Owned and Operated Network	40,070,530	99.8%	23,720,024	99.2%
Total gross profit	46,716,120	66.3%	29,174,925	58.8%

Note 17 - Subsequent Events

On February 9, 2016, the Nominating, Corporate Governance and Compensation Committee of the Board of Directors, adopted the 2016 Management Incentive Program. The program established a cash incentive pool which may be awarded to executive officers and our employees, including our Chief Executive Officer Richard K. Howe, based our achieving certain revenue and net income levels as determined by our 2016 financial results. The program provides that the total incentive pool which may be available for distribution will be divided between our executive officers (75% in the aggregate) and other employees (25% in the aggregate), subject to their continued employment with our company. The percentage of pool participation by each of our individual executive officers is fixed by the program and the amount of individual awards to our employees, other than our executive officers, will be determined by Mr. Howe.