Form 10-Q
period 2016-03-31
Inuvo, Inc.
filed 2016-04-27
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 001-32442

Inuvo, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 President Clinton Ave., Suite 300 Little Rock, AR	72201
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	April 22, 2016
Common Stock	24,469,604

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo! and Google;

•	dependence of our Partner Network segment on relationships with distribution partners, and on the introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability to effectively market and attract traffic;

•	ability to acquire traffic through other search engines;

•	dependence on our financing arrangements with Bridge Bank, N.A. which is collateralized by our assets;

•	covenants and restrictions in our grant agreement with the state of Arkansas;

•	lack of control over content and functionality of advertisements we display from third-party networks;

•	need to keep pace with technology changes;

•	fluctuations of quarterly earnings and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	dilutive impact to our stockholders from outstanding restricted stock grants, warrants and options;

•	seasonality of our business; and

•	downturn or uncertainty in global economic conditions.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings with the Securities and Exchange Commission.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2015” means the fiscal year ended December 31, 2015 and "2016" means the fiscal year ending December 31, 2016. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2016 (Unaudited) and December 31, 2015

	2016	2015
Assets
Current assets
Cash	$4,433,537	$4,257,204
Accounts receivable, net of allowance for doubtful accounts of $16,736 and $17,200, respectively	5,065,091	7,001,337
Unbilled revenue	8,727	16,154
Prepaid expenses and other current assets	280,619	345,752
Total current assets	9,787,974	11,620,447
Property and equipment, net	1,854,313	1,805,561
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	9,086,657	9,320,951
Other assets	218,745	224,759
Total other assets	15,066,210	15,306,518
Total assets	$26,708,497	$28,732,526

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,664,096	$10,080,315
Accrued expenses and other current liabilities	2,860,740	3,169,445
Total current liabilities	10,524,836	13,249,760

Long-term liabilities
Deferred tax liability	3,799,600	3,799,600
Other long-term liabilities	701,957	722,722
Total long-term liabilities	4,501,557	4,522,322

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 24,823,798 and 24,752,408, respectively; outstanding shares 24,447,271 and 24,375,881, respectively	24,823	24,752
Additional paid-in capital	129,428,346	129,081,029
Accumulated deficit	(116,374,506)	(116,748,778)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	11,682,104	10,960,444
Total liabilities and stockholders' equity	$26,708,497	$28,732,526

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net revenue	$18,730,449	$13,420,947
Cost of revenue	4,285,270	6,069,219
Gross profit	14,445,179	7,351,728
Operating expenses
Marketing costs	11,065,666	4,922,146
Compensation	1,716,880	1,191,057
Selling, general and administrative	1,259,626	987,766
Total operating expenses	14,042,172	7,100,969
Operating income	403,007	250,759
Interest expense, net	(23,608)	(51,161)
Income from continuing operations before taxes	379,399	199,598
Income tax (expense) benefit	(7,235)	406,453
Net income from continuing operations	372,164	606,051
Net income from discontinued operations	2,110	20,259
Net income	374,274	626,310

Per common share data
Basic and diluted:
Net income from continuing operations	$0.02	$0.03
Net income from discontinued operations	—	—
Net income	$0.02	$0.03

Weighted average shares
Basic	24,381,497	24,086,705
Diluted	24,566,288	24,240,258

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$374,274	$626,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Settlement of tax liability	—	(406,453)
Depreciation and amortization	540,562	370,883
Stock based compensation	359,338	51,924
Amortization of financing fees	6,400	9,533
Adjustment of European liabilities related to discontinued operations	(5,144)	(20,461)
Recovery of doubtful accounts	(464)	(80)
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,944,137	(2,287,739)
Prepaid expenses and other assets	64,747	57,613
Accounts payable	(2,411,075)	1,307,931
Accrued expenses and other liabilities	(299,033)	(837,934)
Other, net	—	11,801
Net cash provided by (used in) operating activities	573,742	(1,116,672)
Investing activities:
Purchases of equipment and capitalized development costs	(372,598)	(239,427)
Net cash used in investing activities	(372,598)	(239,427)
Financing activities:
Payments on term note payable and capital leases	(12,859)	(183,725)
Net taxes paid on RSU grants exercised	(11,952)	(251,084)
Net cash used in financing activities	(24,811)	(434,809)
Net change – cash	176,333	(1,790,908)
Cash, beginning of year	4,257,204	3,714,525
Cash, end of period	$4,433,537	$1,923,617
Supplemental information:
Interest paid	$18,063	$37,075
Income taxes paid	$—	$97,483

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. and subsidiaries ("we", "us" or "our") is an internet advertising technology and digital publishing company.

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

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of March 31, 2016, the balance of both the term loan and the revolving line of credit was zero and the revolving line of credit had approximately $4.9 million of available credit. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At March 31, 2016 and December 31, 2015, these two customers combined accounted for 98.6% of our gross accounts receivable balance. For the three months ended March 31, 2016 and March 31, 2015, these two customers combined accounted for 97.4% and 98.3% of net revenue, respectively.

We leverage the advertiser relationships Yahoo! and Google have developed as an alternative to going direct to advertisers. While this strategy creates a concentration risk, it also provides upside opportunities not the least of which include; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; a reduction in sales costs associated with direct sales to advertisers; access to innovation; macro level market insight.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 12, 2016.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-

paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We believe adoption of this standard will have an impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Income and Cash Flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$231,463	$230,637
Equipment	775,713	2,815,748
Software	9,978,535	9,856,947
Leasehold improvements	440,900	436,311
Subtotal	11,426,611	13,339,643
Less: accumulated depreciation and amortization	(9,572,298)	(11,534,082)
Total	$1,854,313	$1,805,561

During the three months ended March 31, 2016 and March 31, 2015 depreciation expense was $306,268 and $172,382, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of March 31, 2016:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(1,800,750)	$7,019,250	$110,250
Customer list, all other	10 years	1,610,000	(657,433)	952,567	40,251
Trade names, ALOT (1)	5 years	960,000	(784,000)	176,000	48,000
Domain websites (2)	5 years	715,874	(167,034)	548,840	35,793
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,495,874	$(3,409,217)	$9,086,657	$234,294

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)	We have determined the ALOT trade names should be amortized over five years and the trade names related to our web properties have an indefinite life, and as such are not amortized.

(2)	On May 8, 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over five years (see Note 7).

Our amortization expense over the next five years and thereafter is as follows:

2016	$702,882
2017	777,176
2018	745,176
2019	745,176
2020	613,949
Thereafter	5,112,298
Total	$8,696,657

Note 5 - Notes Payable

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $4.9 million available under the revolving credit line as of March 31, 2016.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. As of March 31, 2016, the balance of the term loan and the revolving line of credit were zero. On October 9, 2014, the Agreement was amended to clarify the definition of the financial covenants. The financial covenants are Debt Service Coverage Ratio, measured monthly on a trailing three months basis, of not less than 1.75 to 1.0 for the August 2014 measuring period, and each month measuring period thereafter and an Asset Coverage Ratio, measured monthly, of not less than 1.25 to 1.0 for the months ended August 2014 and September 30, 2014; 1.15 to 1.0 for the months ended October 31, 2014, November 30, 2014 and December 31, 2014, and 1.25

to 1.0 for the month ending January 31, 2015 and each month thereafter. We were in compliance with all bank covenants as of March 31, 2016.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2016	December 31, 2015
Accrued marketing costs	$2,068,677	$1,404,488
Accrued sales allowance	250,000	500,000
Contingent stock due for acquired domains, current portion	238,625	238,625
Accrued expenses and other	185,692	294,629
Accrued payroll and commission liabilities	47,045	643,908
Capital leases, current portion	42,279	46,313
Accrued taxes	14,954	13,803
Deferred Arkansas grant, current portion	13,468	27,679
Total	$2,860,740	$3,169,445

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	March 31, 2016	December 31, 2015
Contingent stock due for acquired domains, less current portion	$477,249	$477,249
Deferred rent	189,750	198,323
Capital leases, less current portion	22,385	31,210
Deferred Arkansas grant, less current portion	12,573	15,940
Total	$701,957	$722,722

On May 8, 2015, we purchased two domain websites with a fair value of $715,874 (see Note 4). The purchase consideration is our common stock and is contingent upon the seller attaining specific performance targets over three years.

Note 8 – Income Taxes

We have a deferred tax liability of $3,799,600 as of March 31, 2016, related to our intangible assets.

We also have a net deferred tax asset of approximately $39,852,000. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of March 31, 2016.

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

Compensation Expense

For the three months ended March 31, 2016 and March 31, 2015, we recorded stock-based compensation expense for all equity incentive plans of $359,338 and $51,924, respectively. Total compensation cost not yet recognized at March 31, 2016 was $2,425,276 to be recognized over a weighted-average recognition period of 1.5 years.

Significant Grants and Cancellations

On April 20, 2015, we granted members of our board of directors a total of 51,948 RSUs with a weighted average fair value of $2.31 a share which fully vested on March 31, 2016.

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

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP") and 2010 ECP plans as of March 31, 2016:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	1,047,848	2,017,682	669,917	3,985,945
2005 LTIP (*)	33,748	114,972	835,113	—	983,833
Total	284,246	1,162,820	2,852,795	669,917	4,969,778
(*) Expired June 2015

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three months ended March 31, 2016 and March 31, 2015, we recorded net income of $2,110 and $20,259, respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier.

Note 11 - Earnings per Share

During the three months ended March 31, 2016 and 2015, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three month period ending March 31, 2016 and $0.03 for the three month period ending March 31, 2015.

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Weighted average shares outstanding for basic EPS	24,381,497	24,086,705
Effect of dilutive securities
Options	7,926	5,770
Restricted stock units	131,032	127,607
Warrants	45,833	20,176
Weighted average shares outstanding for diluted EPS	24,566,288	24,240,258

In addition, the weighted average number of securities that were anti-dilutive for the three months ended March 31, 2016, but which could potentially dilute EPS in the future were 276,320 outstanding stock options with a weighted average exercise price of $2.86; 997,806 outstanding restricted stock units with a weighted average price of $3.20; and 675,000 outstanding warrants with a weighted average exercise price of $2.20.

For the three months ended March 31, 2015, we had potentially dilutive options and warrants. We had 359,641 outstanding stock options with a weighted average exercise price of $5.93 and 725,000 outstanding warrants with a weighted average exercise price of $2.15.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $49,030 for three months ended March 31, 2016 and a credit of $1,966 for the three months ended March 31, 2015. The credit is primarily due to subleasing the company's former New York City office at a higher rate than its lease cost.

Minimum future lease payments under non-cancelable operating leases as of March 31, 2016 are:

Lease Payments
2016	$141,071
2017	182,456
2018	183,858
2019	184,852
2020	140,749
Total	$832,986

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

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three months ended March 31, 2016 and 2015. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	$	% of Revenue	$	% of Revenue
Partner Network	5,275,257	28.2%	7,573,380	56.4%
Owned and Operated Network	13,455,192	71.8%	5,847,567	43.6%
Total net revenue	18,730,449	100.0%	13,420,947	100.0%

 Gross Profit by Segment

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	$	Gross Profit %	$	Gross Profit %
Partner Network	1,023,365	19.4%	1,520,895	20.1%
Owned and Operated Network	13,421,814	99.8%	5,830,833	99.7%
Total gross profit	14,445,179	77.1%	7,351,728	54.8%

Note 15 - Subsequent Events

On March 31, 2016, the Company entered into Amendment #12 to Yahoo! Publisher Network Contract #1-19868214 (the “Amendment”) with Yahoo! Inc., Yahoo! Singapore Digital Marketing Pte. Ltd., and Yahoo! EMEA Limited (together, “Yahoo”). The Amendment modifies the terms of the Yahoo! Publisher Network Contract #1-19868214, as amended, between the Company and Yahoo! (the "Contract"). The Contract had an end date of July 24, 2016 and, among other things, the amendment extends the term of the Contract until May 31, 2018.

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

Results of Operations

Net Revenue

	For the Three Months Ended March 31,
	2016	2015	Change	% Change
Partner Network	$5,275,257	$7,573,380	$(2,298,123)	(30.3)%
Owned and Operated Network	13,455,192	5,847,567	7,607,625	130.1%
Net Revenue	$18,730,449	$13,420,947	$5,309,502	39.6%

Net revenue increased 40% in the three months ended March 31, 2016 to $18.7 million compared to $13.4 million in the same period in the prior year. The Partner Network declined 30% to $5.3 million and Owned and Operated Network grew 130% to $13.5 million. Year over Year declines in the Partner Network were in large part the result of a reclassification of revenue from Partner to Owned and Operated following the acquisition of Partner websites in the first half of 2015. The first quarter of the calendar year typically has lower advertiser demand which in turn lowers revenue per click (RPC). Within the three months ended March 31, 2016, our business experienced this typical, seasonal demand softness. As in the past, we expect the advertiser demand to increase in the second quarter. While demand typically softens in January and February with a recovery in March, this year, softness began in March.

The Partner Network, which represents 28% of our total net revenue for the three months ended March 31, 2016, delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. The decline in revenue is due primarily to revenue from sites acquired by the Company from a partner in the first half of 2015 and is now accounted for in the Owned and Operated Network. We intend to continue to monetize our Partner Network by growing our network of partner websites and applications and continued deployment and improvement of our current products, including SearchLinks.

The Owned and Operated Network represents 72% of our total net revenue for the three months ended March 31, 2016 and generates revenue through our consumer-facing ALOT branded websites and applications and acquired websites. Our ALOT web properties include ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel, ALOT Living, and ALOT Education. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The increased revenue in this segment is from additional advertisements served to a growing user base of our owned and operated web properties. The increase in advertisements served and users was due in part to (i) increased marketing of our owned and operated web properties, (ii) expanded verticals and content, and (iii) beginning in March 2015, the acquisition of a former Partner Network site. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications under the ALOT brand, expanding the content of the ALOT sites and acquiring additional web properties.

In addition, net revenue benefited from a $250,000 adjustment to the accrued sales allowance due to not having an advertiser chargeback within a year.

Cost of Revenue

	For the Three Months Ended March 31,
	2016	2015	Change	% Change
Partner Network	$4,251,892	$6,052,485	$(1,800,593)	(29.7)%
Owned and Operated Network	33,378	16,734	16,644	99.5%
Cost of revenue	$4,285,270	$6,069,219	$(1,783,949)	(29.4)%

Cost of revenue in the Partner Network is generated by payments to website publishers and application owners who host our advertisements. The lower cost of revenue in the first quarter 2016 compared to the same quarter last year is due to primarily lower contractual payments to publishers resulting from lower volume with the publishers.

The increase in the cost of revenue in the Owned and Operated Network is due to additional web searches and content acquisition.

Operating Expenses

	For the Three Months Ended March 31,
	2016	2015	Change	% Change
Marketing costs	$11,065,666	$4,922,146	$6,143,520	124.8%
Compensation	1,716,880	1,191,057	$525,823	44.1%
Selling, general and administrative	1,259,626	987,766	$271,860	27.5%
Operating expenses	$14,042,172	$7,100,969	$6,941,203	97.8%

Operating expenses for the three months ended March 31, 2016 increased 98% compared to the same period of the prior year primarily as a result of higher marketing costs to launch and promote the new ALOT web properties.

Marketing costs include those expenses required to attract traffic to our owned and operated websites. Marketing costs increased in the three months ended March 31, 2016 as a result of the growth within the owned and operated website and application business. We expect marketing costs to continue to increase proportionally as we expand the ALOT branded websites and mobile applications and acquired web properties.

Compensation expense increased $526,000 in the three month period ended March 31, 2016 as compared to the same period of 2015 due primarily to an increase in the number of employees. Our total employment, both full-time and part-time was 71 at March 31, 2016, compared to 52 at the same time last year. We expect compensation expense to continue to increase in the coming quarters as we hire additional developers and sales personnel to support the newly launched SearchLinks product.

Selling, general and administrative expenses were $1.3 million for the three months ended March 31, 2016, $272,000 greater than the same period last year. Selling, general and administrative expense includes professional fees, facilities costs, travel and entertainment, telecommunications, connectivity, office expense, and depreciation and amortization expense. The increase in this year's quarter over last year was primarily due to $170,000 increase in depreciation and amortization expense and the increase of $81,000 in facilities expense. We expect selling, general and administrative expenses to increase in the coming quarters commensurate with our growth.

Interest expense, net

Interest expense, net was $23,608 and $51,161 for the three months ended March 31, 2016 and 2015, respectively. This is interest expense on the bank credit facility where average outstanding loan balances were significantly lower in three month period ended March 31, 2016 than the same period 2015.
Income tax benefit (expense)

For the three months ended March 31, 2016, income tax expense was $7,235 for state income tax expense. Due to net operating loss carryovers, we have not incurred a federal income tax expense.

In February 2015, we settled a disputed income tax claim with the State of New Jersey. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit.

Income from Discontinued Operations

For the three months ended March 31, 2016 and March 31, 2015, we recorded net income of $2,110 and $20,259 respectively, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of March 31, 2016, the balance of both the term loan and the revolving line of credit was zero and the revolving line of credit had approximately $4.9 million in availability. We intend to secure a new revolving line of credit upon the expiration of the current line of credit in September 2016.

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

Cash Flows - Operating

Net cash provided by operating activities was $573,742 during the three months ended March 31, 2016. We produced net income of $374,274, which included non-cash expenses; depreciation and amortization expense of
$540,562 and stock-based compensation expense of $359,338. The change in operating assets and liabilities during the three months ended March 31, 2016 was a net use of cash of $701,224 with accounts payable decreasing $2,411,075 partially offset by a $1,944,137 increase in the accounts receivable and unbilled revenue balance. Our terms are such, that we generally collect receivables prior to paying trade payables.

During the comparable period in 2015, we used cash in operating activities of $1,116,672. Though we had a net income of $626,310, which included several non-cash expenses; depreciation and amortization of $370,883, stock-based compensation of $51,924, and a credit adjustment of $406,453 to accrued income tax, this cash provided by operations was more than offset by a net $1.8 million increase in operating assets.

Cash Flows - Investing

Net cash used in investing activities was $372,598 and $239,427 for the three months ended March 31, 2016 and 2015, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $24,811 during 2016.

In 2015, net cash used in financing activities was $434,809 and was used to reduce the bank term loan.

Off Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2016, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

See Note 13, Litigation and Settlements, for a discussion of outstanding legal proceedings.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 12, 2016 subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the first quarter of 2016 they accounted for 59.9% and 37.5% of our revenues, respectively, and during the same period 2015 they accounted for 65.0% and 33.3%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As previously reported, on March 31, 2016, we entered into Amendment #12 to Yahoo! Publisher Network Contract #1-19868214 (the “Amendment”) with Yahoo! Inc., Yahoo! Singapore Digital Marketing Pte. Ltd., and Yahoo! EMEA Limited (together, “Yahoo”). The Amendment modifies the terms of the Yahoo! Publisher Network Contract #1-19868214, as amended, between the Company and Yahoo! (the "Contract"). The Contract had an end date of July 24, 2016 and, among other things, the Amendment extends the term of the Contract until May 31, 2018.

The foregoing description is a summary, does not purport to be a complete description of the Amendment, and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.25 to this report.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.25	Amendment #12 dated March 31, 2016 to Yahoo! Publisher Network Contract #1-19868214 with Yahoo! Inc., Yahoo! Singapore Digital Marketing Pte. Ltd., and Yahoo! EMEA Limited *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* filed herewith
** filed hereith. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the omitted confidential information is indicated in the exhibit with asterisks (***)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

April 27, 2016	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

April 27, 2016	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer