Form 10-Q
period 2016-06-30
Inuvo, Inc.
filed 2016-08-04
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes    ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	July 29, 2016
Common Stock	24,672,106

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2016 (Unaudited) and December 31, 2015

	2016	2015
Assets
Current assets
Cash	$3,974,793	$4,257,204
Accounts receivable, net of allowance for doubtful accounts of $16,443 and $17,200, respectively	5,316,043	7,001,337
Unbilled revenue	8,385	16,154
Prepaid expenses and other current assets	412,749	345,752
Total current assets	9,711,970	11,620,447
Property and equipment, net	1,846,632	1,805,561
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	8,805,996	9,320,951
Other assets	29,229	224,759
Total other assets	14,596,033	15,306,518
Total assets	$26,154,635	$28,732,526

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,416,600	$10,080,315
Accrued expenses and other current liabilities	2,853,143	3,169,445
Total current liabilities	10,269,743	13,249,760

Long-term liabilities
Deferred tax liability	3,799,600	3,799,600
Other long-term liabilities	350,905	722,722
Total long-term liabilities	4,150,505	4,522,322

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 25,012,798 and 24,752,408, respectively; outstanding shares 24,636,271 and 24,375,881, respectively	25,012	24,752
Additional paid-in capital	130,055,268	129,081,029
Accumulated deficit	(116,949,334)	(116,748,778)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	11,734,387	10,960,444
Total liabilities and stockholders' equity	$26,154,635	$28,732,526

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$15,648,912	$16,727,810	$34,379,361	$30,148,757
Cost of revenue	3,971,086	7,092,744	8,256,356	13,161,963
Gross profit	11,677,826	9,635,066	26,123,005	16,986,794
Operating expenses
Marketing costs	9,408,411	6,583,262	20,474,077	11,505,408
Compensation	1,577,950	1,341,453	3,322,718	2,532,510
Selling, general and administrative	1,298,310	1,178,539	2,530,048	2,166,305
Total operating expenses	12,284,671	9,103,254	26,326,843	16,204,223
Operating (loss) income	(606,845)	531,812	(203,838)	782,571
Interest expense, net	(22,447)	(37,412)	(46,055)	(88,573)
(Loss) income from continuing operations before taxes	(629,292)	494,400	(249,893)	693,998
Income tax benefit (expense)	56,221	(34,700)	48,986	371,753
Net (loss) income from continuing operations	(573,071)	459,700	(200,907)	1,065,751
Net (loss) income from discontinued operations	(1,757)	(14,692)	353	5,567
Net (loss) income	(574,828)	445,008	(200,554)	1,071,318

Per common share data
Basic and diluted:
Net (loss) income from continuing operations	$(0.02)	$0.02	$(0.01)	$0.04
Net (loss) income from discontinued operations	—	—	—	—
Net (loss) income	$(0.02)	$0.02	$(0.01)	$0.04

Weighted average shares
Basic	24,567,752	24,268,364	24,474,474	24,178,037
Diluted	24,567,752	24,689,110	24,474,474	24,432,837

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Operating activities:
Net (loss) income	$(200,554)	$1,071,318
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Settlement of tax liability	—	(406,453)
Depreciation and amortization	1,102,056	843,085
Stock based compensation	686,448	134,674
Amortization of financing fees	12,800	10,178
Adjustment of European liabilities related to discontinued operations	(5,144)	(11,405)
Recovery of doubtful accounts	(757)	(13,036)
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	1,693,820	(1,235,153)
Prepaid expenses and other assets	115,733	4,901
Accounts payable	(2,658,571)	2,665,878
Accrued expenses and other liabilities	(294,928)	3,607
Net cash provided by operating activities	450,903	3,067,594
Investing activities:
Purchases of equipment and capitalized development costs	(695,484)	(577,140)
Net cash used in investing activities	(695,484)	(577,140)
Financing activities:
Proceeds from revolving line of credit	3,750,000	—
Payments on revolving line of credit	(3,750,000)	(1,793,275)
Payments on term note payable and capital leases	(25,878)	(381,282)
Net taxes paid on RSU grants exercised	(11,952)	(251,083)
Net cash used in financing activities	(37,830)	(2,425,640)
Net change – cash	(282,411)	64,814
Cash, beginning of year	4,257,204	3,714,525
Cash, end of period	$3,974,793	$3,779,339
Supplemental information:
Interest paid	$34,529	$71,759
Income taxes paid	$10,000	$97,483
Non-cash investing and financing activities:
Purchase of property and equipment under capital lease	$—	$103,609
Purchase of intangible assets through a contingent liability	$—	$715,874
Stock issuance for partial settlement of contingent liability	$300,001	$—
Write-down of domain names due to partial settlement of contingent liability	$46,367	$—

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

Liquidity

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank, N.A. ("Bridge Bank") (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of June 30, 2016, the balance of both the term loan and the revolving line of credit was zero and the revolving line of credit had approximately $5.1 million of available credit. During the first quarter of 2014 we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. Though the revolving line of credit and cash generated by operations is expected to provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At June 30, 2016 and December 31, 2015, these two customers combined accounted for 98.6% of our gross accounts receivable balance. For the three and six months ended June 30, 2016, these two customers combined accounted for 98.6% and 98.0% of net revenue, respectively. For the three and six months ended June 30, 2015, these two customers combined accounted for 98.3% of net revenue.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 12, 2016.

Use of estimates

The preparation of financial statements, in accordance with "GAAP", requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for returns and redemptions, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$231,862	$230,637
Equipment	802,584	2,815,748
Software	10,273,670	9,856,947
Leasehold improvements	441,382	436,311
Subtotal	11,749,498	13,339,643
Less: accumulated depreciation and amortization	(9,902,866)	(11,534,082)
Total	$1,846,632	$1,805,561

During the three and six months ended June 30, 2016, depreciation expense was $327,200 and $633,468. During the three and six months ended June 30, 2015, depreciation expense was $214,046 and $386,428, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets from continuing operations as of June 30, 2016:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(1,911,000)	$6,909,000	$220,500
Customer list, all other	10 years	1,610,000	(697,684)	912,316	80,502
Trade names, ALOT (1)	5 years	960,000	(832,000)	128,000	96,000
Domain websites (2)	5 years	669,507	(202,827)	466,680	71,586
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,449,507	$(3,643,511)	$8,805,996	$468,588

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)	We have determined the ALOT trade names should be amortized over five years and the trade names related to our web properties have an indefinite life, and as such are not amortized.

(2)
On May 8, 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over five years (see Note 7). The carrying value was adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares.

Our amortization expense over the next five years and thereafter is as follows:

2016	$462,120
2017	764,240
2018	732,240
2019	732,240
2020	612,858
Thereafter	5,112,298
Total	$8,415,996

Note 5 - Notes Payable

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Bridge Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $5.1 million available under the revolving credit line as of June 30, 2016.

In September 2014, the Company entered into the Fifth Business Financing Modification Agreement with Bridge Bank that renewed the existing Agreement and modified some terms. The renewed agreement extended the revolving line of credit to September 2016 and provided for a new term loan of $2 million through September 2017. While we periodically utilize our line of credit for operating needs, as of June 30, 2016, the balance of the term loan and the revolving line of credit were zero. On October 9, 2014, the Agreement was amended to clarify the definition of the financial covenants. The financial covenants are Debt Service Coverage Ratio, measured monthly on a trailing three months basis, of not less than 1.75 to 1.0 for the August 2014 measuring period, and each month measuring period thereafter and an Asset Coverage Ratio, measured monthly, of not less than 1.25 to 1.0 for the months ended August 2014 and September 30, 2014; 1.15 to 1.0 for the months ended October 31, 2014, November 30, 2014 and December 31, 2014, and 1.25 to 1.0 for the month ending January 31, 2015 and each month thereafter. We were in compliance with all bank covenants as of June 30, 2016.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2016	December 31, 2015
Accrued marketing costs	$2,081,191	$1,404,488
Accrued sales allowance	250,000	500,000
Accrued expenses and other	239,122	294,629
Contingent stock due for acquired domains, current portion	222,477	238,625
Capital leases, current portion	38,152	46,313
Deferred Arkansas grant, current portion	13,468	27,679
Accrued payroll and commission liabilities	860	643,908
Accrued taxes	7,873	13,803
Total	$2,853,143	$3,169,445

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	June 30, 2016	December 31, 2015
Contingent stock due for acquired domains, less current portion	$147,029	$477,249
Deferred rent	181,177	198,323
Capital leases, less current portion	13,493	31,210
Deferred Arkansas grant, less current portion	9,206	15,940
Total	$350,905	$722,722

On May 8, 2015, we purchased two domain websites with a fair value of $715,874 (see Note 4). The purchase consideration was our common stock and is contingent upon the seller attaining specific performance targets over three years. On May 8, 2016, the seller achieved the specific performance target for the first year and as a result, we issued 166,667 shares of common stock. The accrued contingent liability and the related intangible asset, domain websites were adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares.

Note 8 – Income Taxes

We have a deferred tax liability of $3,799,600 as of June 30, 2016, related to our intangible assets.

We also have a net deferred tax asset of approximately $39,852,000. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of June 30, 2016.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”). Option and RSUs vesting periods are generally up to three years.

Compensation Expense

For the three and six months ended June 30, 2016, we recorded stock-based compensation expense for all equity incentive plans of $327,110 and $686,448, respectively. For the three and six months ended June 30, 2015, we recorded stock-based compensation expense for all equity incentive plans of $82,750 and $134,674. Total compensation cost not yet recognized at June 30, 2016 was $2,218,170 to be recognized over a weighted-average recognition period of 1.4 years.

Significant Grants and Cancellations

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

On April 1, 2016, we granted members of our board of directors a total of 63,160 RSUs with a weighted average fair value of $1.90 a share which fully vest on March 31, 2017.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP") and 2010 ECP plans as of June 30, 2016:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	1,088,675	2,040,015	606,757	3,985,945
2005 LTIP (*)	33,748	114,972	835,113	—	983,833
Total	284,246	1,203,647	2,875,128	606,757	4,969,778
(*) Expired June 2015

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

For the three months ended June 30, 2016, we recorded a net loss of $1,757 and for the six months ended June 30, 2016, net income of $353, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier. For the three months ended June 30, 2015, we recorded a net loss of $14,692 and for the six months ended June 30, 2015 net income of $5,567 largely due to translation adjustments.

Note 11 - Earnings per Share

During the three and six month periods ended June 30, 2016, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive. During the three and six month periods ended June 30, 2015, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards have a dilutive impact for the 2015 periods, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three month period ending June 30, 2015 and $0.04 for the six month period ending June 30, 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted average shares outstanding for basic EPS	24,567,752	24,268,364	24,474,474	24,178,037
Effect of dilutive securities
Options	—	12,083	—	6,886
RSUs	—	243,608	—	205,163
Warrants	—	165,055	—	42,751
Weighted average shares outstanding for diluted EPS	24,567,752	24,689,110	24,474,474	24,432,837

In 2015, we had potentially dilutive options and warrants. We had 349,463 outstanding stock options with a weighted average exercise price of $5.92 for the three months ended June 30, 2015 and 354,660 outstanding stock options with a weighted average price of $5.84 for the six months ended June 30, 2015. All restrictive stock units and warrants were dilutive for the three months ended June 30, 2015. For the six months ended June 30, 2015, we had 51,948 restrictive stock units outstanding with a weighted average exercise price of $2.31and 675,000 warrants outstanding with a weighted average exercise prices of $2.20.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $44,357 and $93,387 for the three and six months ended June 30, 2016, respectively and $14,866 and $12,900 for the three and six months ended June 30, 2015.

Minimum future lease payments under non-cancelable operating leases as of June 30, 2016 are:

Lease Payments
2016	$92,570
2017	182,456
2018	183,858
2019	184,852
2020	140,749
Total	$784,485

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

Oltean, et al. v. Think Partnership, Inc.; Edmonton, Alberta CA. On March 6, 2008, Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against Inuvo in The Court of Queen's Bench of Alberta, Judicial District of Edmonton, Canada, claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock. On March 6, 2008, the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of Inuvo, again for wrongful dismissal and claiming the same damages. In October 2009, the two actions were consolidated. The case is in the discovery stage and there has not been any progress in the litigation since April 2013 and Inuvo is in the process of taking steps to attempt to get the case dismissed for plaintiff's want of prosecution.

Note 14 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network which are described in Note 1.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three and six months ended June 30, 2016 and 2015. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended				For the Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Partner Network	4,746,148	30.3%	9,284,038	55.5%	10,021,405	29.1%	16,857,418	55.9%
Owned and Operated Network	10,902,764	69.7%	7,443,772	44.5%	24,357,956	70.9%	13,291,339	44.1%
Total net revenue	15,648,912	100.0%	16,727,810	100.0%	34,379,361	100.0%	30,148,757	100.0%

Gross Profit by Segment

	For the Three Months Ended				For the Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Partner Network	796,968	16.8%	2,209,021	23.8%	1,820,333	18.2%	3,729,916	22.1%
Owned and Operated Network	10,880,858	99.8%	7,426,045	99.8%	24,302,672	99.8%	13,256,878	99.7%
Total gross profit	11,677,826	74.6%	9,635,066	57.6%	26,123,005	76.0%	16,986,794	56.3%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is an internet advertising technology and digital publishing company.

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

Results of Operations

Net Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Partner Network	$4,746,148	$9,284,038	$(4,537,890)	(48.9%)	$10,021,405	$16,857,418	$(6,836,013)	(40.6)%
Owned and Operated Network	10,902,764	7,443,772	3,458,992	46.5%	24,357,956	13,291,339	11,066,617	83.3%
Net Revenue	$15,648,912	$16,727,810	$(1,078,898)	(6.4%)	$34,379,361	$30,148,757	$4,230,604	14.0%

The Partner Network delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. The Partner Network represented 30% and 29%, respectively, of our total net revenue for the three and six months ended June 30, 2016 as compared to 56% in each of the comparable periods in 2015. During the second quarter, we experienced fluctuations in demand from advertisers, which translated into a reduction in revenue received for ads we delivered. The result during the second quarter was both a lower number of transactions and a lower average RPC ("Revenue Per Click"). We have been working proactively with our ad supplier to address these demand issues and our recent performance suggests that the underlying issues have stabilized and as a result we believe we can grow revenue going forward.

The Owned and Operated Network generates revenue through our consumer-facing ALOT branded websites and applications and acquired websites. Our ALOT web properties include ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel, ALOT Living, and ALOT Education. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The Owned and Operated Network represented 70% and 71%, respectively, of our total net revenue for the three and six months ended June 30, 2016 as compared to 44% in each of the comparable periods in 2015. The increased revenue in this segment is from additional advertisements served to a growing user base of our owned and operated web properties. The increase in advertisements served and users engaged was due in part to increased marketing activity associated with our web properties where we are continuously expanding content. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications under the ALOT brand, expanding the content of the ALOT sites and acquiring additional web properties.

In addition, the overall business benefited from a $250,000 adjustment in the first quarter of 2016 to the accrued sales allowance as a result of not having an advertiser chargeback over the course of the previous year.

Cost of Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Partner Network	$3,949,180	$7,075,017	$(3,125,837)	(44.2%)	$8,201,072	$13,127,502	$(4,926,430)	(37.5)%
Owned and Operated Network	21,906	17,727	4,179	23.6%	55,284	34,461	20,823	60.4%
Cost of revenue	$3,971,086	$7,092,744	$(3,121,658)	(44.0%)	$8,256,356	$13,161,963	$(4,905,607)	(37.3)%

Cost of revenue in the Partner Network is generated by payments to website publishers and application owners who host our advertisements. The lower cost of revenue in the second quarter of 2016 and the first half of 2016 compared to the same periods in 2015 was in large part due to lower contractual payments to publishers resulting from lower volume with the publishers.

The cost of revenue in the Owned and Operated Network consists of fees for web searches and content acquisition. Those expenses have remained flat for the first half of 2016 compared to the same period in 2015.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Marketing costs	$9,408,411	$6,583,262	$2,825,149	42.9%	$20,474,077	$11,505,408	$8,968,669	78.0%
Compensation	1,577,950	1,341,453	236,497	17.6%	3,322,718	2,532,510	$790,208	31.2%
Selling, general and administrative	1,298,310	1,178,539	119,771	10.2%	2,530,048	2,166,305	$363,743	16.8%
Operating expenses	$12,284,671	$9,103,254	$3,181,417	34.9%	$26,326,843	$16,204,223	$10,122,620	62.5%

Operating expenses for the three and six months ended June 30, 2016 increased 35% and 63%, respectively, compared to the same periods in the prior year primarily as a result of higher marketing costs to launch and promote the ALOT web properties.

Marketing costs include those expenses required to attract traffic to our owned and operated websites. Marketing costs increased in the three and six months ended June 30, 2016 as a result of the growth within the owned and operated website and application business. We expect marketing costs to continue to increase proportionally as we expand the ALOT branded websites and mobile applications and acquired web properties.

Compensation expense increased in the three and six month period ended June 30, 2016 as compared to the same period in 2015 due primarily to an increase in the number of employees. Our total employment, both full-time and part-time was 72 at June 30, 2016, compared to 56 at the same time last year. We expect compensation expense to increase, though moderately, in the coming quarters as we hire additional developers and sales personnel to support the newly launched SearchLinks product.

Selling, general and administrative expenses for the three and six months ended June 30, 2016 increased primarily due to an increase in depreciation and amortization expense of $89,000 in the three months ended June 30, 2016 and $259,000 in the six months ended June 30, 2016; and an increase of $39,000 in facilities expense in the three months ended June 30, 2016 and $120,000 in the six months ended June 30, 2016. We do not expect selling, general and administrative expenses to increase during the balance of 2016.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility, declined in the 2016 periods from the 2015 periods as a result of average outstanding loan balances which were significantly lower in the three and six month periods ended June 30, 2016 than the same periods 2015.
Income tax benefit (expense)

Income tax expense represents state income tax expense. Due to net operating loss carryovers, we have not incurred a federal income tax expense.

For the six months period ended June 30, 2015, we recognized a tax benefit due to settling a disputed income tax claim with the State of New Jersey in February 2015. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit.

Income from Discontinued Operations

For the three months ended June 30, 2016, we recorded a net loss of $1,757 and for the six months ended June 30, 2016 net income of $353, which came primarily from an adjustment of certain accrued liabilities originating in 2009 and earlier. For the three months ended June 30, 2015, we recorded a net loss of $14,692 and for the six months ended June 30, 2015 net income of $5,567 largely due to translation adjustments.

Liquidity and Capital Resources

On September 29, 2014, we renewed our Business Financing Agreement with Bridge Bank (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2016 and a new term loan of $2 million through September 2017. As of June 30, 2016, the balance of both the term loan and the revolving line of credit was zero and the revolving line of credit had approximately $5.1 million in availability. We intend to secure a new revolving line of credit upon the expiration of the current line of credit in September 2016.

In May 2015, we acquired websites from a publisher that had previously been a client on our ValidClick network. The purchase was structured as an earn-out payable in up to 500,000 shares of our common stock over a three year period dependent upon achieving certain minimum levels of volume. The fair value of the transaction was determined to be $715,874. The transaction was recorded as an intangible asset on our balance sheet offset by a contingent liability of the same amount. On May 8, 2016, the seller achieved the specific performance target for the first year and as a result, we distributed 166,667 shares of our common stock. The accrued contingent liability and the related intangible asset, domain websites were adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares.

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

Cash Flows - Operating

Net cash provided by operating activities was $450,903 during the six months ended June 30, 2016. We reported a net loss of $200,554, which included non-cash expenses; depreciation and amortization expense of $1,102,056 and stock-based compensation expense of $686,448. The change in operating assets and liabilities during the six months ended June 30, 2016 was a net use of cash of $1,143,946 primarily due to a decrease in the accounts payable balance by $2,658,571 partially offset by a decrease in the accounts receivable and unbilled revenue balances by $1,693,820. Our terms are such, that we generally collect receivables prior to paying trade payables.

During the comparable period in 2015, cash provided by operating activities was $3,067,594 from a net income of $1,071,318, which included several non-cash expenses; depreciation and amortization of $843,085, stock-based compensation of $134,674.

Cash Flows - Investing

Net cash used in investing activities was $695,484 and $577,140 for the six months ended June 30, 2016 and 2015, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $37,830 during 2016.

In 2015, net cash used in financing activities was $2,425,640 and was used to pay down the outstanding balance of the revolving credit facility to zero and reduce the bank term loan.

Off Balance Sheet Arrangements

As of June 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2016, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the second quarter of 2016 they accounted for 65.3% and 33.3% of our revenues, respectively, and during the same period 2015 they accounted for 71.9% and 26.3%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 24, 2016, we issued 166,667 shares of our common stock valued at $1.80 to an entity as partial consideration for the purchase of a website under the terms of an Asset Purchase Agreement between the parties dated May 8, 2015. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information regarding our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act. Subsequent thereto, we have registered the resale of these shares under a registration statement which was declared effective by the SEC on July 21, 2016.

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

Inuvo, Inc.

August 4, 2016	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 4, 2016	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer