Form 10-Q
period 2016-09-30
Inuvo, Inc.
filed 2016-10-26
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	October 21, 2016
Common Stock	24,930,460

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo! and Google;

•	dependence of our Partner Network segment on relationships with distribution partners, and on the introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability to effectively market and attract traffic;

•	ability to acquire traffic through other search engines;

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets;

•	covenants and restrictions in our grant agreement with the state of Arkansas;

•	lack of control over content and functionality of advertisements we display from third-party networks;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	dilutive impact to our stockholders from outstanding restricted stock grants, warrants and options;

•	seasonality of our business; and

•	downturn or uncertainty in global economic conditions.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent filings with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2016 (Unaudited) and December 31, 2015

	2016	2015
Assets
Current assets
Cash	$3,638,111	$4,257,204
Accounts receivable, net of allowance for doubtful accounts of $23,000 and $17,200, respectively	6,315,256	7,001,337
Unbilled revenue	10,999	16,154
Prepaid expenses and other current assets	383,752	345,752
Total current assets	10,348,118	11,620,447
Property and equipment, net	1,751,924	1,805,561
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	8,574,936	9,320,951
Other assets	29,229	224,759
Total other assets	14,364,973	15,306,518
Total assets	$26,465,015	$28,732,526

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,873,231	$10,080,315
Accrued expenses and other current liabilities	2,804,056	3,169,445
Total current liabilities	10,677,287	13,249,760

Long-term liabilities
Deferred tax liability	3,799,600	3,799,600
Other long-term liabilities	330,008	722,722
Total long-term liabilities	4,129,608	4,522,322

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 25,212,884 and 24,752,408, respectively; outstanding shares 24,836,357 and 24,375,881, respectively	25,213	24,752
Additional paid-in capital	130,241,873	129,081,029
Accumulated deficit	(117,212,407)	(116,748,778)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	11,658,120	10,960,444
Total liabilities and stockholders' equity	$26,465,015	$28,732,526

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$17,485,087	$19,254,052	$51,864,448	$49,402,809
Cost of revenue	5,136,242	5,876,429	13,392,598	19,038,392
Gross profit	12,348,845	13,377,623	38,471,850	30,364,417
Operating expenses
Marketing costs	9,921,395	10,153,987	30,395,472	21,659,395
Compensation	1,650,474	1,540,730	4,973,192	4,073,240
Selling, general and administrative	1,229,177	1,047,808	3,759,225	3,214,113
Total operating expenses	12,801,046	12,742,525	39,127,889	28,946,748
Operating (loss) income	(452,201)	635,098	(656,039)	1,417,669
Interest expense, net	(25,729)	(23,101)	(71,784)	(111,674)
(Loss) income from continuing operations before taxes	(477,930)	611,997	(727,823)	1,305,995
Income tax benefit	43,013	7,332	91,999	379,085
Net (loss) income from continuing operations	(434,917)	619,329	(635,824)	1,685,080
Net income from discontinued operations	171,844	32,065	172,197	37,632
Net (loss) income	(263,073)	651,394	(463,627)	1,722,712

Per common share data
Basic and diluted:
Net (loss) income from continuing operations	$(0.02)	$0.03	$(0.03)	$0.07
Net income from discontinued operations	0.01	—	0.01	—
Net (loss) income	$(0.01)	$0.03	$(0.02)	$0.07

Weighted average shares
Basic	24,694,566	24,271,895	24,571,271	24,209,667
Diluted	24,694,566	24,788,469	24,571,271	24,549,072

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities:
Net (loss) income	$(463,627)	$1,722,712
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Settlement of tax liability	—	(406,453)
Depreciation and amortization	1,658,352	1,306,729
Stock based compensation	1,002,044	385,818
Amortization of financing fees	19,200	13,404
Recovery (Provision) of doubtful accounts	5,800	(13,036)
Adjustment of European liabilities related to discontinued operations	(176,988)	(56,611)
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	685,436	(1,058,331)
Prepaid expenses and other assets	138,330	1,279
Accounts payable	(2,030,096)	3,239,004
Accrued expenses and other liabilities	(349,869)	63,275
Net cash provided by operating activities	488,582	5,197,790
Investing activities:
Purchases of equipment and capitalized development costs	(929,380)	(1,050,678)
Net cash used in investing activities	(929,380)	(1,050,678)
Financing activities:
Net proceeds (payments) on revolving line of credit	—	(1,793,275)
Net taxes paid on RSU grants exercised	(140,742)	(251,083)
Payments on term note payable and capital leases	(37,553)	(1,895,341)
Net cash used in financing activities	(178,295)	(3,939,699)
Net change – cash	(619,093)	207,413
Cash, beginning of year	4,257,204	3,714,525
Cash, end of period	$3,638,111	$3,921,938
Supplemental information:
Interest paid	$55,085	$102,969
Income taxes paid	$26,000	$97,483
Non-cash investing and financing activities:
Purchase of property and equipment under capital lease	$—	$103,609
Purchase of intangible assets through a contingent liability	$—	$715,874
Stock issuance for partial settlement of contingent liability	$300,001	$—
Write-down of domain names due to partial settlement of contingent liability	$46,367	$—

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

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, native advertising technology, the creation of proprietary content, the expansion of publishers within the Partner Network, the continued expansion of direct relationships with advertisers, and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel, living and education. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business by expanding the ALOT brand and acquiring websites. Recently, we launched the ALOT Auto site that focuses on popular automotive topics. In 2015, we launched our proprietary native advertising solution for web publishers and application developers, "SearchLinks"®. This is our entry product in the fast growing native advertising marketplace where ad copy seamlessly integrates with the content of the host website or application. SearchLinks was made available to the marketplace in the third quarter of 2015 and is included in the Partner Network. We expect it to be a contributor for the remainder of 2016 and 2017.

Liquidity

On September 27, 2016, we renewed our Business Financing Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2018. As of September 30, 2016, the balance of the revolving line of credit was zero and had approximately $5.7 million of available credit. During the first quarter of 2014, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 “shelf” registration statement. Though the revolving line of credit and cash generated by operations is expected to provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generate the majority of our revenue from two customers, Yahoo! and Google. At September 30, 2016 and December 31, 2015, these two customers combined accounted for 98.5% and 98.6%, respectively, of our gross accounts receivable balance. For the three and nine months ended September 30, 2016, these two customers combined accounted for 98.6% and 98.2% of net revenue, respectively. For the three and nine months ended September 30, 2015, these two customers combined accounted for 97.8% and 98.1% of net revenue, respectively.

We leverage the vast, direct relationships Yahoo! and Google have with advertisers as an alternative to going directly to advertisers ourselves. While this strategy creates a concentration risk, it also provides upside opportunities not the least of which include; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a direct to advertisers sales force; access to innovation; and macro level market insight.

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

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, accrued sales reserve, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We believe adoption of this standard will have an impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2016	December 31, 2015
Furniture and fixtures	$240,577	$230,637
Equipment	809,089	2,815,748
Software	5,949,792	9,856,947
Leasehold improvements	441,381	436,311
Subtotal	7,440,839	13,339,643
Less: accumulated depreciation and amortization	(5,688,915)	(11,534,082)
Total	$1,751,924	$1,805,561

During the three and nine months ended September 30, 2016, depreciation expense was $325,236 and $958,704, respectively. During the three and nine months ended September 30, 2015, depreciation expense was $229,350 and $615,778, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of September 30, 2016:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(2,021,250)	$6,798,750	$330,750
Customer list, all other	10 years	1,610,000	(737,935)	872,065	120,753
Trade names, ALOT (1)	5 years	960,000	(880,000)	80,000	144,000
Domain websites (2)	5 years	669,507	(235,386)	434,121	104,145
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,449,507	$(3,874,571)	$8,574,936	$699,648

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

(1)	We have determined the ALOT trade names should be amortized over five years and the trade names related to our web properties have an indefinite life, and as such are not amortized.

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

Amortization expense over the next five years and thereafter is as follows:

2016	$231,060
2017	764,240
2018	732,240
2019	732,240
2020	612,858
Thereafter	5,112,298
Total	$8,184,936

Note 5 - Notes Payable

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $5.7 million available under the revolving credit line as of September 30, 2016.

On September 27, 2016, the Company entered into the Sixth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that renewed the existing Agreement and modified some terms. The modified terms require a monthly quick ratio of not less than .75 to 1.00; quarterly consolidated revenue shall not negatively deviate more than 20% from projections; and quarterly consolidated Adjusted EBITDA shall not negatively deviate more than $500,000 from projections. The renewed agreement extended the revolving line of credit to September 2018. While we periodically utilize our line of credit for operating needs, as of September 30, 2016, the balance of the revolving line of credit was zero. We were in compliance with all bank covenants as of September 30, 2016.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2016	December 31, 2015
Accrued marketing costs	$2,060,206	$1,404,488
Accrued sales allowance	250,000	500,000
Contingent stock due for acquired domains, current portion	222,477	238,625
Accrued expenses and other	209,522	294,629
Capital leases, current portion	35,434	46,313
Deferred Arkansas grant, current portion	13,468	27,679
Accrued taxes	7,949	13,803
Accrued payroll and commission liabilities	5,000	643,908
Total	$2,804,056	$3,169,445

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	September 30, 2016	December 31, 2015
Deferred rent	$172,604	$198,323
Contingent stock due for acquired domains, less current portion	147,029	477,249
Deferred Arkansas grant, less current portion	5,839	15,940
Capital leases, less current portion	4,536	31,210
Total	$330,008	$722,722

On May 8, 2015, we purchased two domain websites with a fair value of $715,874 (see Note 4). The purchase consideration was our common stock and is contingent upon the seller attaining specific performance targets over three years. On May 8, 2016, the seller achieved the specific performance target for the first year and as a result, we issued 166,667 shares of common stock. The accrued contingent liability and the related intangible asset, domain websites, were adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares.

Note 8 – Income Taxes

We have a deferred tax liability of $3,799,600 as of September 30, 2016, related to our intangible assets.

We also have a net deferred tax asset of approximately $39,852,000. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of September 30, 2016.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”). Option and RSUs vesting periods are generally up to three years.

Compensation Expense

For the three and nine months ended September 30, 2016, we recorded stock-based compensation expense for all equity incentive plans of $315,596 and $1,002,044, respectively. For the three and nine months ended September 30, 2015, we recorded stock-based compensation expense for all equity incentive plans of $251,144 and $385,818. Total compensation cost not yet recognized at September 30, 2016 was $1,902,574 to be recognized over a weighted-average recognition period of 1.3 years.

Significant Grants and Cancellations

On July 27, 2015 and August 4, 2015, we granted certain employees service and performance RSUs totaling 965,500 shares with a weighted average fair value of $3.03 per share. The service RSUs vest annually over a three year period, commencing in July 2016, at the rate of 25% of the grant in year one and year two and the remaining 50% of the grant vesting on the third anniversary of the grant date. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date. On July 27, 2016, August 4, 2016, and August 5, 2016, the first measurement period targets were achieved and the number of shares issued totaled 297,690 with a weighted average fair value of $1.32.

On April 1, 2016, we granted members of our board of directors a total of 63,160 RSUs with a weighted average fair value of $1.90 a share which fully vest on March 31, 2017.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP") and 2010 ECP plans as of September 30, 2016:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	790,985	2,337,705	606,757	3,985,945
2005 LTIP (*)	13,748	114,972	835,113	—	963,833
Total	264,246	905,957	3,172,818	606,757	4,949,778
(*) Expired June 2015

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though our operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As a result, for the three and nine months ended September 30, 2016, we recorded net income of $171,844 and $172,197, respectively. The net income came primarily from the writing off of certain accrued liabilities originating in 2009 and earlier. For the three and nine months ended September 30, 2015, we recorded net income of $32,065 and $37,632 largely due to adjustment of certain liabilities originating in 2009 and earlier and translation adjustments.

Note 11 - Earnings per Share

During the three and nine month periods ended September 30, 2016, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive. During the three and nine month periods ended September 30, 2015, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards have a dilutive impact for the 2015 periods, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.03 for the three month period ending September 30, 2015 and $0.07 for the nine month period ending September 30, 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted average shares outstanding for basic EPS	24,694,566	24,271,895	24,571,271	24,209,667
Effect of dilutive securities
Options	—	13,971	—	9,353
RSUs	—	296,831	—	251,428
Warrants	—	205,772	—	78,624
Weighted average shares outstanding for diluted EPS	24,694,566	24,788,469	24,571,271	24,549,072

In 2015, we had potentially dilutive options and restricted stock units. We had 308,925 outstanding stock options with a weighted average exercise price of $4.56 for the three months ended September 30, 2015 and 313,543 outstanding stock options with a weighted average price of $4.50 for the nine months ended September 30, 2015. For the three months ended September 30, 2015, we had 806,363 outstanding restricted stock units with a weighted average price of $3.82. For the nine months ended September 30, 2015, we had 1,097,442 restrictive stock units outstanding with a weighted average exercise price of $3.20. All warrants were dilutive for the three and nine months ended September 30, 2015.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $42,248 and $135,635 for the three and nine months ended September 30, 2016, respectively and $21,997 and $34,897 for the three and nine months ended September 30, 2015.

Minimum future lease payments under non-cancelable operating leases as of September 30, 2016 are:

2016	$45,393
2017	182,456
2018	183,858
2019	184,852
2020	140,749
Total	$737,308

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

Oltean, et al. v. Think Partnership, Inc.; Edmonton, Alberta CA. On March 6, 2008, Kelly Oltean, Mike Baldock and Terry Schultz, former employees, filed a breach of employment claim against Inuvo in The Court of Queen's Bench of Alberta, Judicial District of Edmonton, Canada, claiming damages for wrongful dismissal in the amount of $200,000 for each of Kelly Oltean and Terry Schultz and $187,500 for Mike Baldock. On March 6, 2008, the same three plaintiffs filed a similar statement of claim against Vintacom Acquisition Company, ULC, a subsidiary of Inuvo, again for wrongful dismissal and claiming the same damages. In October 2009, the two actions were consolidated. On August 18, 2016, the case was dismissed by a Consent Order whereby the case was dismissed without costs to the Company.

Note 14 - Segments

We operate our business as two segments, Partner Network and Owned and Operated Network which are described in Note 1.

Listed below is a presentation of net revenue and gross profit for all reportable segments for the three and nine months ended September 30, 2016 and 2015. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Partner Network	6,165,769	35.3%	7,241,441	37.6%	16,187,174	31.2%	24,098,859	48.8%
Owned and Operated Network	11,319,318	64.7%	12,012,611	62.4%	35,677,274	68.8%	25,303,950	51.2%
Total net revenue	17,485,087	100.0%	19,254,052	100.0%	51,864,448	100.0%	49,402,809	100.0%

Gross Profit by Segment

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %	$	Gross Profit %
Partner Network	1,050,256	17.0%	1,381,134	19.1%	2,870,589	17.7%	5,111,050	21.2%
Owned and Operated Network	11,298,589	99.8%	11,996,489	99.9%	35,601,261	99.8%	25,253,367	99.8%
Total gross profit	12,348,845	70.6%	13,377,623	69.5%	38,471,850	74.2%	30,364,417	61.5%

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

We have taken several significant steps to position our business for long-term success including investments in ad serving technology, the development of adaptive, native advertising technology, the creation of proprietary content, the expansion of publishers within the Partner Network, the continued expansion of direct relationships with advertisers, and the optimization of overhead and operational costs all of which we expect will improve revenue and profitability. Our ALOT-branded websites and applications have a broad appeal focusing on popular topics such as health, local search, finance, careers, travel, living and education. These sites are content rich, searchable, mobile-ready web properties. We plan to continue the expansion of our website and mobile application business by expanding the ALOT brand and acquiring websites. Recently, we launched the ALOT Auto site that focuses on popular automotive topics. In 2015, we launched our proprietary native advertising solution for web publishers and application developers, "SearchLinks"®. This is our entry product in the fast growing native advertising marketplace where ad copy seamlessly integrates with the content of the host website or application. SearchLinks was made available to the marketplace in the third quarter of 2015 and is included in the Partner Network. We expect it to be a contributor for the remainder of 2016 and 2017.

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

Results of Operations

Net Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Partner Network	$6,165,769	$7,241,441	$(1,075,672)	(14.9%)	$16,187,174	$24,098,859	$(7,911,685)	(32.8)%
Owned and Operated Network	11,319,318	12,012,611	(693,293)	(5.8%)	35,677,274	25,303,950	10,373,324	41.0%
Net Revenue	$17,485,087	$19,254,052	$(1,768,965)	(9.2%)	$51,864,448	$49,402,809	$2,461,639	5.0%

The Partner Network delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. The Partner Network represented 35% and 31%, respectively, of our total net revenue for the three and nine months ended September 30, 2016 as compared to 38% and 49% in each of the comparable periods in 2015. At the end of the first quarter, we experienced fluctuations in demand from advertisers, which translated into a reduction in revenue received for ads we delivered. The result was both a lower number of transactions and a lower average RPC ("Revenue Per Click"). This fluctuation persisted into the third quarter 2016 and by the middle of the third quarter, both volume of transactions and RPCs improved. Despite this fluctuation, the Partner Network grew 30% sequentially.

The Owned and Operated Network generates revenue through our consumer-facing ALOT branded websites and applications and acquired websites. Our ALOT web properties include ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel, ALOT Living, ALOT Education, and ALOT Auto. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The Owned and Operated Network represented 65% and 69%, respectively, of our total net revenue for the three and nine months ended September 30, 2016 as compared to 62% and 51% in each of the comparable periods in 2015. The increased revenue in the first nine months of 2016 for this segment is from additional advertisements served to a growing user base of our owned and operated web properties. The increase in advertisements served and users engaged was due in part to increased marketing activity associated with our web properties where we are continuously expanding content. The lower revenue in the third quarter 2016 compared to the same quarter in the prior year was due in part to a reduction in marketing spend and in part due to the advertiser demand weakness described in the Partner segment. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications under the ALOT brand, expanding the content of the ALOT sites and acquiring additional web properties.

During the first quarter of 2016, the accrued sales allowance was adjusted as a result of not having an advertiser chargeback over the course of the previous year. The adjustment increased net revenue in the first quarter of 2016 by $250,000.

Cost of Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Partner Network	$5,115,513	$5,860,307	$(744,794)	(12.7%)	$13,316,585	$18,987,809	$(5,671,224)	(29.9)%
Owned and Operated Network	20,729	16,122	4,607	28.6%	76,013	50,583	25,430	50.3%
Cost of revenue	$5,136,242	$5,876,429	$(740,187)	(12.6%)	$13,392,598	$19,038,392	$(5,645,794)	(29.7)%

Cost of revenue in the Partner Network is generated by payments to website publishers and application owners who host our advertisements. The lower cost of revenue in the third quarter and first nine months of 2016 compared to the same periods in 2015 was in large part due to lower contractual payments to publishers resulting from lower volume with the publishers.

The cost of revenue in the Owned and Operated Network consists of fees for web searches and content acquisition. Those expenses have remained flat for the third quarter and first nine months of 2016 compared to the same period in 2015.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Marketing costs	$9,921,395	$10,153,987	$(232,592)	(2.3%)	$30,395,472	$21,659,395	$8,736,077	40.3%
Compensation	1,650,474	1,540,730	109,744	7.1%	4,973,192	4,073,240	$899,952	22.1%
Selling, general and administrative	1,229,177	1,047,808	181,369	17.3%	3,759,225	3,214,113	$545,112	17.0%
Operating expenses	$12,801,046	$12,742,525	$58,521	0.5%	$39,127,889	$28,946,748	$10,181,141	35.2%

Operating expenses for the three months ended September 30, 2016, slightly increased compared to the same period in 2015. For the nine months ended September 30, 2016, operating expenses increased 35% compared to the same period in the prior year primarily as a result of higher marketing costs to launch and promote the ALOT web properties.

Marketing costs include those expenses required to attract traffic to our owned and operated websites. The decrease in marketing costs in the three months ended September 30, 2016 compared to the same period in the prior year was due to the lower revenue in the owned and operated properties as described above. The increase in marketing costs of $8.7 million for the nine months ended September 30, 2016 compared to the same period last year is a result of the $10.4 million revenue growth within the owned and operated website and application business. We expect marketing costs to continue to increase proportionally as we expand the ALOT branded websites and mobile applications and acquired web properties.

Compensation expense increased $109,744 and $899,952 in the three and nine month periods ended September 30, 2016 as compared to the same periods in 2015, respectively, due primarily to an increase in the number of employees. Our total employment, both full-time and part-time, was 70 at September 30, 2016 compared to 61 at the same time last year. We expect compensation expense to increase, though moderately, in the coming quarters as we hire additional developers and sales personnel to support our SearchLinks product.

Selling, general and administrative expenses increased $181,369 and $545,112 for the three and nine months ended September 30, 2016 compared to same periods in 2015, respectively, primarily due to higher depreciation and amortization expense of $93,000 in the three months ended September 30, 2016 and $352,000 in the nine months ended September 30, 2016; higher facilities expense in the three and nine months ended September 30, 2016 of $9,000 and $130,000, respectively, and a credit adjustment of $120 thousand associated with the Arkansas grant in the third quarter of 2015. We do not expect selling, general and administrative expenses to increase for the remainder of 2016.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility, declined in the 2016 periods from the 2015 periods as a result of average outstanding loan balances which were significantly lower in the three and nine month periods ended September 30, 2016 than the same periods in 2015.

Income tax benefit

Income tax benefit represents the credit expected from state income tax. Due to net operating loss carryovers, we have not incurred a federal income tax expense.

In February 2015, we settled a disputed income tax claim with the State of New Jersey. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit which we recognized in the first quarter of last year.

Income from Discontinued Operations

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As a result, for the three months ended September 30, 2016, we recorded a net income of $171,844 and for the nine months ended September 30, 2016 net income of $172,197. The net income came primarily from the write off of accrued liabilities originating in 2009 and earlier. For the three and nine months ended September 30, 2015, we recorded a net income of $32,065 and $37,632, respectively, largely due to translation adjustments and adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

On September 27, 2016, we renewed our Business Financing Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender (see Note 5, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2018. As of September 30, 2016, the balance of the revolving line of credit was zero and had approximately $5.7 million in availability.

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

Cash Flows - Operating

Net cash provided by operating activities was $488,582 during the nine months ended September 30, 2016. We reported a net loss of $463,627, which included non-cash expenses; depreciation and amortization expense of $1,658,352 and stock-based compensation expense of $1,002,044. The change in operating assets and liabilities during the nine months ended September 30, 2016 was a net use of cash of $1,556,199 primarily due to a decrease in the accounts payable balance by $2,030,096 partially offset by a decrease in the accounts receivable and unbilled revenue balances by $685,436. Our terms are such, that we generally collect receivables prior to paying trade payables.

During the comparable period in 2015, cash provided by operating activities was $5,197,790 from a net income of $1,722,712, which included several non-cash expenses; depreciation and amortization of $1,306,729, stock-based compensation of $385,818.

Cash Flows - Investing

Net cash used in investing activities was $929,380 and $1,050,678 for the nine months ended September 30, 2016 and 2015, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $178,295 during 2016.

In 2015, net cash used in financing activities was $3,939,699 and was used to pay off the outstanding balance of the bank term loan and pay down the revolving credit facility to zero.

Off Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2016, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer

concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the third quarter of 2016 they accounted for 67.3% and 31.3% of our revenues, respectively, and during the same period 2015 they accounted for 62.1% and 35.8%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.26	Sixth Business Financing Modification Agreement dated September 27, 2016 by and among Western Alliance Bank, Inuvo, Inc., BabytoBee LLC, Kowabunga Marketing, Inc., Vertro, Inc. and Alot, Inc. *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

October 26, 2016	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

October 26, 2016	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer