Form 10-K
period 2016-12-31
Inuvo, Inc.
filed 2017-02-16
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE MKT, was approximately $28.9 million.

As of February 10, 2017, there were 28,443,577 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2016, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo! and Google;

•	dependence of our Partner Network segment on relationships with distribution partners, and on the introduction of new products and services, which require significant investment;

•	dependence of our Owned and Operated Network segment on our ability to effectively market and attract traffic;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	vulnerability to a downturn and to uncertainty in global economic conditions;

•	integration of our recent NetSeer asset acquisition.

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets;

•	requirement to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas;

•	the dilutive impact to our stockholders from outstanding restricted stock grants, warrants and options; and

•	the seasonality of our business.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2015” means the fiscal year ended December 31, 2015, "2016" means the fiscal year ended December 31, 2016, and “2017” means the fiscal year ending December 31, 2017. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo, Inc. is an internet advertising technology and digital publishing company incorporated in the state of Nevada. Our corporate office is located in Little Rock, Arkansas. Our common stock is listed on the NYSE MKT under the symbol “INUV.”

We develop technology that delivers content and advertisements over the internet. We develop direct to consumer marketing technology to acquire consumers for our content. We develop analytics and optimization technologies to align advertisements with consumers. We generate revenue when an end user clicks on or views the advertisements we delivered. We manage our business as two segments, the Partner Network (advertising technology) and the Owned and Operated Network (digital publishing). In 2016 and 2015, the Partner Network represented 36% and 43% of total revenue and the Owned and Operated Network 64% and 57%, respectively.

Within the Partner Network, we recruit online publishers and provide them an advertising delivery service, the primary brands for which are ValidClick and SearchLinks©. This service allows publishers the ability to place Inuvo ad-technology in various locations and configurations within their website or app for either a desktop or mobile implementation. We generate revenue in this segment when an advertisement that is delivered is subsequently clicked on by a consumer. Advertisements can be served by either Inuvo or a third party depending on the needs of the publisher. Typically, we collect revenue from advertisers when an advertisement is clicked and then share a portion of the revenue with the publisher. We deliver well in excess of a billion such advertisements annually.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our main online property marketed under the ALOT brand and a number of other websites targeted at specific demographics like EARNSPENDLIVE and sites designed specifically for generating leads in a specific market vertical like ASKTHIS for automotive. The majority of revenue generated by this segment is derived from advertisements that have been delivered on web pages that include both ALOT content and advertisements. Our ALOT branded websites and applications have a broad appeal focusing on popular topics such as health, finance, careers, local search, travel, living, education and auto.

We have a number of highly differentiated and proprietary strengths that include long standing advertising relationships with Yahoo and Google from whom we source advertising inventory which we distribute through our own online properties or through those of third party publishers;

•	the ability to serve hundreds of millions of advertisements to any device or browser in milliseconds;

•	the power to both self-market and self-monetize our own publishing business;

•	the capability to test advertising technology within our own publishing business;

•	the power to target advertisements based on website content, past behavior or to redirect users back to Inuvo content when the economics and alignment are optimized;

•	the capacity to expand to other geographies where appropriate;

•	the capability to develop and publish content just-in-time to meet demand from advertisers; and

•	a low cost operation in central Arkansas with access to numerous universities, and a proprietary technology infrastructure developed by, and in some cases patented by Inuvo.

We plan to continue growing our website and mobile application business by expanding the ALOT brand and acquiring new websites where appropriate. We plan to continue to distribute SearchLinks broadly throughout the Internet by growing our network of publishers. Financially, we are focused on growth while maintaining a positive cash flow. We expect to continue to make strategic investments principally in these areas: marketing technology associated with direct to consumer acquisition; the SearchLinks platform, and advertising targeting analytics.

Products and Services

•
SearchLinks: A proprietary platform to deliver ads to digital publisher webpages and apps using natural language technology to identify a site’s content, subject matter and context. It serves advertisements with text, images or video with a high relevancy to the identified content. The technology decides whether to serve the contextual advertisement or a behavioral advertisement based upon the greater monetization. The platform allows publishers to visualize the performance of advertising on their pages and manages the remuneration associated with that advertising.

•
ValidClick: A legacy software as a service and delivery platform that is being replaced by the SearchLinks platform. It offers a pay-per-click solution where advertisements are targeted to consumers based on content and behaviors.

•
MYAP: A proprietary online affiliate management solution that provides advertisers with the ability to sign up, manage and track the activities of publishers through a privately-branded platform with full data transparency. Typically, each MYAP customer is supported by a customized software implementation.

•	ALOT: Branded web properties with content developed, edited and published by ALOT in categories like health, finance, travel, entertainment, careers, education and automotive.

Key Relationships

We maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisers from which the revenue we generate originates. When an advertisement within either our Partner Network or Owned and Operated Network is clicked, we effectively sell that click to these partners who then sell it to the advertisers. We maintain multi-year service contracts with both companies. We have extended the Google agreement through February 2017 and the Yahoo! agreement, through May 31, 2018. In 2016, these two customers accounted for 98.3% of our total revenue.

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

Strategy

We believe we have a competitive advantage due to possessing three essential components of the end-to-end digital advertising ecosystem. Content: Virtually all the content we display on our sites is owned and developed by us. Our in-house team of writers and marketers develop material that attracts traffic to our internet properties. Marketing: The marketing of web properties and apps is a sophisticated, data-driven, statistical endeavor that requires expert analysts and statisticians as well as experienced marketing professionals. We believe our team and our marketing partners are among the best in the industry. Technology: We have state-of-the-art ad serving technology developed over the past ten years by our expert team of IT professionals. The technology assures instant ad serving of targeted ads which we believe yields high returns on investment, or ROIs, for publishers and more sales for advertisers. Owning these three assets gives us better control over our business and higher margins as we do not have the expense of outsourcing.

Our strategy has been to build an audience for our content so we can use our digital publishing business as a factory for sophisticated ad-technology development. By owning our own websites, we can adapt our ad-technology to any configuration while optimizing ad-targeting algorithms. Once we are satisfied that this ad-technology works well in our environment, we then commercialize it, selling it to other website publishers like us. This approach to ad-technology development reduces the time to market and improves the odds of success in-market.

Our ad-technology strategy has been to 1) develop technology that can target ads based on the content of a page; 2) develop technology that can target ads based on a past behavior, and 3) develop technology capable of redirecting ads to our branded digital content.

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

Partner Network

Success in the Partner Network is dependent on recruiting and retaining owners and publishers of websites and mobile applications who display our advertisements. We believe our proprietary software platform, the ability to quickly implement and provide new services, and the access to thousands of advertisements are significant advantages for us in building our partner base. Our competitors include companies with direct access to advertisers, such as Yahoo! and Google, Criteo SA, Media.net Advertising FZ-LLC, Taboola, Inc., Outbrain Inc. and a number of companies like ours with access to advertisers. Our partners face few barriers to switching advertising technology providers, so to compete effectively we must offer a better service than our competitors with a competitive rate of return for our partners.

Owned and Operated Network

Consumers have many choices in online content, and we believe that our success in the Owned and Operated Network is directly tied to our ability to provide easy access to valuable content and market it effectively. Our experience in search engine marketing, social media advertising and the creation of proprietary content helps us compete in this segment. We have many direct competitors, including Google, Yahoo!, WebMD LLC, Internet Brands, Inc., Leaf Group Ltd. and others, all of which offer online media or entertainment through websites, mobile apps or software products.

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic elements our products are built on components from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading Open Source software projects such as Apache Web Server, MySQL, Java, Perl, and Linux. By seeking to strike the proper balance between using commercially available software and Open Source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

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

Intellectual Property Rights

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have registered a number of trademarks including ValidClick®, ValidClick AdExchange®, MyAP®, Second Bite®, Kowa!Bunga®, Inuvo®, Zubican™, LocalXML™, Yellowise™, SearchLinks™ and trade and service registrations related to our products or services, including U.S. Federal Registration for ALOT® in the United States.

As of the date of this report we own two patents issued by the United States Patent and Trademark Office and have applied for a provisional patent to protect the technology that drives the SearchLinks process and algorithms:

•
"System and Method for Enabling Information Associations" which was issued on April 1, 2008, and the expiration date of which as determined based on patent term adjustment as calculated by the U.S. Patent and Trademark Office ("USPTO") is September 11, 2021.

•
"Method for Preventing Real Time Click Fraud Detection, Prevention and Reporting for Online Advertising" which was issued on November 27, 2012, and the expiration date of which is January 22, 2030, as determined based on patent term adjustment as calculated by the USPTO.

•
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

Employees

As of January 31, 2017, we had 61 full-time employees, none of which are covered by a collective bargaining agreement.

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

In March 2012, as part of a long-term strategy, we acquired Vertro, Inc. ("Vertro"), which owns and operates the ALOT product portfolio. This acquisition included the ALOT brand, as well as a long-standing relationship with Google. In 2013, with a grant funded by the State of Arkansas, we moved the headquarters to Arkansas where we have remained.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During 2016 they accounted for 68.6% and 29.7% of our revenues, respectively, and during 2015 they accounted for 64.8% and 33.2%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

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

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock. Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with distribution partners and key customers do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new distribution partners. Quarterly fluctuations in our operating results also might be due to numerous other factors, including:

•	our ability to attract new distribution partners, including the length of our sales cycles, or to sell increased usage of our service to existing distribution partners;

•	technical difficulties or interruptions in our services;

•	changes in privacy protection and other governmental regulations applicable to our industry;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the financial condition and business success of our distribution partners;

•	purchasing and budgeting cycles of our distribution partners;

•	acquisitions of businesses and products by us or our competitors;

•	competition, including entry into the market by new competitors or new offerings by existing competitors;

•	discounts offered to advertisers by upstream advertising networks;

•	our history of litigation;

•	our ability to hire, train and retain sufficient sales, client management and other personnel;

•	timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;

•	concentration of marketing expenses for activities such as trade shows and advertising campaigns;

•	expenses related to any new or expanded data centers; and

•	general economic and financial market conditions.

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
We must successfully integrate the business of NetSeer.
We have recently purchased substantially all the assets of Silicon Valley based NetSeer, Inc., a provider of visual monetization solutions for advertisers and publishers. The integration of the NetSeer businesses may be difficult, time consuming and costly. The integration may divert our management’s time and resources from the operation of our core businesses. Our integration efforts may not be completed as planned, may take longer to complete or may be more costly than anticipated, or the acquired business may not achieve its expected results, any of which would have a material adverse effect on our business and results of operations. Additionally, if the acquired business is unable to achieve its expected results, there is risk of an impairment of the assets acquired, which in turn could have an adverse effect on our results of operations.

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A. our original lender, under which we had zero in debt outstanding as of December 31, 2016. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things:

•	pay fees to the lender associated with the credit facility;

•	meet prescribed financial covenants;

•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;

•	provide financial information to the lender; and

•	refrain from any transfer of any of our business or property, subject to customary exceptions.

We have historically had difficulties meeting the financial covenants set forth in our credit agreement. Our lender has given us waivers in the past and reset our financial covenants several times. In the event of a breach of our covenants we cannot provide any assurance that our lender would provide a waiver or reset our covenants. A breach in our covenants could result in a default under the credit facility, and in such event Western Alliance Bank could elect to declare all borrowings outstanding, if any, to be due and payable. If this occurs and we have outstanding obligations and are not able to repay, Western Alliance Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. As of December 31, 2016, the grant required we have 50 employees located in Arkansas and on December 31, 2016 we had 52 employees located in Arkansas.
If we fail to meet the requirements of the grant after the initial four-year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Should this occur, we cannot assure you that our assets would be sufficient to repay our grant in full, we would be able to borrow sufficient funds to refinance the grant, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Significant dilution will occur if outstanding warrants and options are exercised or restricted stock unit grants vest. As of December 31, 2016, we had warrants and stock options outstanding to purchase a total of 315,970 shares with exercise prices ranging from $0.56 to $3.70 per share, with a weighted average exercise price of $2.52. We also had 755,507 restricted stock units outstanding. If outstanding warrants and stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant. See Note 2 to the financial statements for more details.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in Little Rock, Arkansas. We entered into a five-year agreement to lease office space on October 1, 2015. The lease is for 12,245 square feet.

In addition to our office space, we maintain data center operations in third-party collocation facilities in Little Rock, AR and San Jose, CA.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4.  Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol "INUV."  The following table sets forth the reported high and low prices for our common stock for the following periods.

	High	Low
Year Ended December 31, 2016:
First Quarter	$2.77	$1.67
Second Quarter	$2.13	$1.33
Third Quarter	$1.78	$1.05
Fourth Quarter	$2.31	$1.00
Year Ended December 31, 2015
First Quarter	$2.14	$1.04
Second Quarter	$3.57	$1.81
Third Quarter	$3.29	$2.19
Fourth Quarter	$3.25	$2.55

As of February 10, 2017, the last reported sale price of the common stock on NYSE MKT was $1.60 and there were approximately 403 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers(1)

The following tabular summary reflects the Company’s share repurchase activity during the year ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 9 - December 31	15,883	$1.42	15,883	$477,498
Total	15,883		15,883	477,498
(1) All shares were purchased under the Company’s current share repurchase program, which was announced on December 9, 2016 and authorizes the repurchase of the Company’s common stock totaling $500,000. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations.

(2) This amount reflects the dollar value of shares remaining available to repurchase under the previously announced plan.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo, Inc. is an internet advertising technology and digital publishing company.

We develop technology that delivers content and advertisements over the internet. We develop direct to consumer marketing technology to acquire consumers for our content. We develop analytics and optimization technologies to align advertisements with consumers. We generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network (advertising technology) and the Owned and Operated Network (digital publishing).

Within the Partner Network, we recruit online publishers and provide them an advertising delivery service, the primary brand for which is SearchLinks©. This service allows publishers the ability to place Inuvo ad-technology in various locations and configurations within their website or app for either a desktop or mobile implementation. We generate revenue in this segment when an advertisement that is delivered is subsequently clicked on by a consumer. Advertisements can be served by either Inuvo or a third party depending on the needs of the publisher. Typically, we collect revenue from advertisers when an advertisement is clicked and then share a portion of the revenue with the publisher. We deliver well in excess of a billion such advertisements annually.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our main online property marketed under the ALOT brand and a number of other websites targeted at specific demographics like EARNSPENDLIVE and sites designed specifically for generating leads in a specific market vertical like ASKTHIS for automotive. The majority of revenue generated by this segment is derived from advertisements that have been delivered on web pages that include both Inuvo content and advertisements. Our ALOT branded websites and applications have a broad appeal focusing on popular topics such as health, finance, careers, local search, travel, living, education and auto.

We have a number of highly differentiated and proprietary strengths that include; long standing advertising relationships with Yahoo and Google from whom we source advertising inventory which we distribute through our own online properties or through those of third party publishers; the ability to serve hundreds of millions of advertisements to any device or browser in milliseconds; the ability to both self-market and self-monetize our own publishing business; the ability to test advertising technology within our own publishing business; the ability to target advertisements based on website content, past behavior or to redirect users back to Inuvo content when the economics and alignment are optimized; the ability to expand to other geographies where appropriate; the ability to develop and publish content just-in-time to meet demand from advertisers; a low cost operation in central Arkansas with access to numerous universities, and a proprietary technology infrastructure developed by, and in some cases patented by Inuvo.

We plan to continue growing our website and mobile application business by expanding the ALOT brand and acquiring new websites where appropriate. We will continue to distribute SearchLinks broadly throughout the Internet by growing our network of publishers. Financially, we are focused on growth while maintaining a positive cash flow. We expect to continue to make strategic investments principally in these areas; marketing technology associated with direct to consumer acquisition; the SearchLinks platform, and advertising targeting analytics.

2016 Overview

After a year of very significant growth in 2015, 42% over the prior year, we experienced a soft second quarter in 2016. Changes in advertiser demand increased in the third quarter and we reported a 12% sequential growth rate in both our third and fourth quarters. During 2016, we:

•	expanded the technology in our native advertising solution, SearchLinks, by including a behavioral target decision matrix;

•	launched the performance marketing management platform for merchants, MYAP10;

•	expanded the ALOT.com brand introducing an auto site; and

•	renewed our Yahoo agreement.
Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited financial statements for 2016 and 2015 appearing elsewhere in this report.

Results of Operations

Net Revenue

	For the Years Ended December 31,
	2016	2015	Change	% Change
Partner Network	$26,011,543	$30,298,532	$(4,286,989)	(14.1%)
Owned and Operated Network	45,518,559	40,139,584	5,378,975	13.4%
Total net revenue	$71,530,102	$70,438,116	$1,091,986	1.6%

Net revenue for the year ended December 31, 2016 was $71.5 million compared to $70.4 million for the year ended December 31, 2015. Partner Network decreased 14% to $26.0 million and the Owned and Operated Network increased 13.4% to $45.5 million.

The Partner Network, which represents 36% of our total net revenue, delivers advertisements to our partners' websites and applications. Revenue in this segment is both a function of the total number of transactions processed through the ValidClick platform and the revenue we receive per transaction. At the end of the first quarter, we experienced fluctuations in demand from advertisers, which translated into a reduction in revenue received for ads we delivered. The result was both a lower number of transactions and a lower average RPC ("Revenue Per Click"). This fluctuation persisted into the third quarter 2016 and by the middle of the third quarter, both volume of transactions and RPCs improved. Despite this fluctuation, the Partner Network grew 58% in the fourth quarter over the same quarter last year; and grew sequentially 59% in the fourth quarter over the third quarter of the same year.

The Owned and Operated Network generates revenue through our consumer-facing ALOT branded websites and applications and through acquired websites. Our ALOT web properties include ALOT Health, ALOT Finance, ALOT Careers, ALOT Local, ALOT Travel, ALOT Living, ALOT Education, and ALOT Auto. These websites are content-rich and optimized for mobile and desktop devices, and are designed to capitalize on a growing consumer demand for content, delivered both on the desktop and on mobile devices. The increased revenue in this segment is from additional advertisements served to a growing user base of our owned and operated web properties. The revenue in this segment increased 13% in 2016 over 2015. The increased revenue is due to additional advertisements served to a growing user base of our owned and operated web properties. The increase in advertisements served and users engaged was due in part to increased marketing activity associated with our web properties where we are continuously expanding content. The lower revenue in the fourth quarter 2016 compared to the same quarter in the prior year was due in part to a reduction in advertiser demand we experienced in the ALOT sites. We intend to continue to expand our Owned and Operated Network by enhancing our current websites and mobile applications, launching additional mobile applications under the ALOT brand, expanding the content of the ALOT sites and acquiring additional web properties.

During the first quarter of 2016, the accrued sales allowance was adjusted as a result of not having an advertiser chargeback over the course of the previous year. The adjustment increased net revenue in the first quarter of 2016 by $250,000.

Cost of Revenue

	For the Year Ended December 31,
	2016	2015	Change	% Change
Partner Network	$21,277,303	$23,652,942	$(2,375,639)	(10.0%)
Owned and Operated Network	87,492	69,054	18,438	26.7%
Cost of revenue	$21,364,795	$23,721,996	$(2,357,201)	(9.9%)

Cost of revenue in the Partner Network is generated by payments to website and application publishers who host our advertisements. The decrease in cost of revenue in 2016 compared to 2015 is directly associated with the lower revenue reported in the Partner Network.

Owned and Operated Network cost of revenue consists of charges for web searches and content acquisition.

Operating Expenses

	For the Year Ended December 31,
	2016	2015	Change	% Change
Marketing costs	$39,195,653	$34,324,646	$4,871,007	14.2%
Compensation	6,830,338	5,598,804	1,231,534	22.0%
Selling, general and administrative	4,996,482	4,645,697	350,785	7.6%
Operating expenses	$51,022,473	$44,569,147	$6,453,326	14.5%

Operating expenses increased in the twelve months ended December 31, 2016 as compared to the same period of the prior year. All operating expense categories reported higher expense.

Marketing costs include those expenses required to attract traffic to our owned and operated websites. Marketing costs increased in the twelve months ended December 31, 2016 as a result of the growth within the owned and operated website and application business. We expect marketing costs to continue to increase proportionally as we expand the ALOT branded websites and mobile applications and acquired sites.

Compensation expense increased 22.0 % in the twelve months ended December 31, 2016 to $6.8 million as compared to the same period of 2015 due primarily to an increase in the number of employees. Our total employment, both full-time and part-time was 72 at December 31, 2016 compared to 63 at December 31, 2015. We expect compensation expense to increase in 2017 as we hire additional developers and sales personnel to support the SearchLinks product.

Selling, general and administrative costs were $5.0 million, an increase of 7.6% over 2015. The primary reasons for the higher cost in the twelve months ended December 31, 2016 compared to the same period last year are approximately $402,000 higher amortization and depreciation expense; $70,000 higher facilities cost; $53,000 higher travel and entertainment costs; partially offset by $172,000 lower professional fees. We expect selling, general and administrative costs to remain relatively flat in 2017.

Interest Expense, net

Interest expense, net was $99,965 and $141,311 for the years ended December 31, 2016 and 2015, respectively. This is interest expense on the bank credit facility where average outstanding loan balances were significantly lower in 2016 compared to 2015.

Income tax benefit

In 2016, we recognized an income tax benefit of $29,260.

In 2015, we recognized a tax benefit of approximately $300,000 due to settling a disputed income tax claim with the State of New Jersey. The claim related to the 2007-2009 tax years and was settled for $100,000. As a result, the remaining long-term taxes payable liability was adjusted and resulted in a one-time $406,000 income tax benefit. The tax benefit in 2015 is partially offset by expense of approximately $106,000 for state income tax.

Income (loss) from Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As a result, for the twelve months ended December 31, 2016 and December 31, 2015, we recognized income from discontinued operations of $155,287 and $33,969, respectively, due primarily to the adjustment of certain accrued liabilities originating in 2009 and earlier.

Liquidity and Capital Resources

On September 27, 2016, we renewed our Business Financing Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender (see Note 6, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2018. As of December 31, 2016, the balance of the revolving line of credit was zero and had approximately $6.0 million in availability.

In May 2015, we acquired websites from a publisher that had previously been a client on our ValidClick network. The purchase was structured as an earn-out payable in up to 500,000 shares of our common stock over a three-year period dependent upon achieving certain minimum levels of volume. The fair value of the transaction was determined to be $715,874. The transaction was recorded as an intangible asset on our balance sheet offset by a contingent liability of the same amount. On May 8, 2016, the seller achieved the specific performance target for the first year and as a result, we distributed 166,667 shares of our common stock. The accrued contingent liability and the related intangible asset, domain websites were adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares.

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

During December 2016, 15,833 shares of our common stock were repurchased at an average price of $1.42 per shares under the Company’s current share repurchase program, which was announced on December 9, 2016 and authorizes the repurchase of the Company’s common stock totaling $500,000. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

Cash Flows - Operating

Net cash provided by operating activities was $1,053,019 during 2016. We reported a net loss of $772,584, which included the non-cash expenses of depreciation and amortization of $2,209,738 and stock-based compensation of $1,264,266. The change in operating assets and liabilities was a net use of cash of $1,441,713 primarily due to a decrease in the accounts payable balance by $623,000 and an increase to the accounts receivable balance by $583,000. Our terms are such that we generally collect receivables prior to paying trade payables. The increase in the accounts receivable balance was due to greater revenue in 2016 over 2015. The decrease in the accounts payable balance in 2016 over 2015 was due to lower traffic acquisition costs in the fourth quarter of 2016.

During 2015, we generated cash from operating activities of $6,106,272 and a net income of $2,339,774, which included the non-cash expenses of depreciation and amortization of $1,807,350 and stock-based compensation expenses of $707,544, partially offset by a reduction of an accrued state income tax liability of $406,453. The change in operating assets and liabilities was a net provision of $1,470,560.

Cash Flows - Investing

Net cash used in investing activities was $1,116,371 and $1,525,888 for 2016 and 2015, respectively. Cash used in investing activities in both years has primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $247,048 during 2016.

During 2015, we used $4,037,705 to pay off the outstanding balance of the bank term loan and pay down the revolving credit facility to zero.

Off Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2016, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2016 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.
Compensatory Arrangements of Certain Executive Officers

On February 15, 2017, the Nominating, Corporate Governance and Compensation Committee of the Board of Directors, adopted the 2017 Management Incentive Program. The program established a cash incentive pool which may be awarded to executive officers and our employees, including our Chief Executive Officer Richard K. Howe. Up to $700,000 of the cash incentive pool is based our achieving certain revenue and adjusted EBITDA levels as determined by our 2017 financial results and up to an additional $150,000 may be added to the pool at the discretion of the Nominating, Corporate Governance and Compensation Committee. The program provides that the total incentive pool which may be available for distribution will be divided between our executive officers (75% in the aggregate) and other employees (25% in the aggregate), subject to their continued employment with our company. The percentage of pool participation by each of our individual executive officers is fixed by the program and the amount of individual awards to our employees, other than our executive officers, will be determined by Mr. Howe.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2017 Annual Meeting of Shareholders to be filed on or prior to April 30, 2017 (the “Proxy Statement”) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-19.

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
10.24
Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015.(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.25	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. (Incorporated by reference to Amendment No. 1 to Form 10-Q filed with the Securities and Exchange Commission on December 28, 2012).
10.26
Fourth Business Financing Modification Agreement, dated March 6, 2014, with Bridge Bank, National Association. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013).

10.27
Fifth Business Financing Modification Agreement, dated September 29, 2014 with Bridge Bank N.A. (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.28	Bridge Bank BFA Modification, dated October 9, 2014 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014).
10.29	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016. (Incorporated by reference to Form 10-Q for the period ended March 31, 2016).
10.30
Sixth Business Financing Modification Agreement, dated September 27, 2016 with Bridge Bank N.A. (Incorporated by reference to the quarterly report on Form 10-Q for the period ended September 30, 2016).

10.31	Seventh Business Financing Modification Agreement, dated December 9, 2016 with Bridge Bank N.A.*
10.32	Google Services Agreement, dated February 28, 2017.*
21.1	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 13, 2013).*
23.1	Consent of Mayer Hoffman McCann P.C.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

February 16, 2017	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	February 16, 2017
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	February 16, 2017
Wallace D. Ruiz

/s/ G. Kent Burnett	Director	February 16, 2017
G. Kent Burnett

/s/ Gordon J. Cameron	Director	February 16, 2017
Gordon J. Cameron

/s/ Charles D. Morgan	Director	February 16, 2017
Charles D. Morgan

/s/ Charles L. Pope	Director	February 16, 2017
Charles L. Pope

/s/ Patrick Terrell	Director	February 16, 2017
Patrick Terrell

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Inuvo, Inc.

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inuvo, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

February 16, 2017

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2016	2015
Assets
Current assets
Cash	$3,946,804	$4,257,204
Accounts receivable, net of allowance for doubtful accounts of $23,000 and $17,200, respectively	7,586,129	7,001,337
Unbilled revenue	8,644	16,154
Prepaid expenses and other current assets	284,469	345,752
Total current assets	11,826,046	11,620,447
Property and equipment, net	1,615,223	1,805,561
Other assets
Goodwill	5,760,808	5,760,808
Intangible assets, net of accumulated amortization	8,343,876	9,320,951
Other assets	15,186	224,759
Total other assets	14,119,870	15,306,518
Total assets	$27,561,139	$28,732,526

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,280,779	$10,080,315
Accrued expenses and other current liabilities	2,689,640	3,169,445
Total current liabilities	11,970,419	13,249,760

Long-term liabilities
Deferred tax liability	3,738,500	3,799,600
Other long-term liabilities	326,428	722,722
Total long-term liabilities	4,064,928	4,522,322

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 25,300,189 and 24,752,408 respectively; outstanding shares 24,923,662 and 24,375,881, respectively	25,300	24,752
Additional paid-in capital	130,418,413	129,081,029
Accumulated deficit	(117,521,362)	(116,748,778)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	11,525,792	10,960,444
Total liabilities and stockholders' equity	$27,561,139	$28,732,526

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements Operations

	For the Years Ended December 31,
	2016	2015
Net revenue	$71,530,102	$70,438,116
Cost of revenue	21,364,795	23,721,996
Gross profit	50,165,307	46,716,120
Operating expenses
Marketing costs	39,195,653	34,324,646
Compensation	6,830,338	5,598,804
Selling, general and administrative	4,996,482	4,645,697
Total operating expenses	51,022,473	44,569,147
Operating (loss) income	(857,166)	2,146,973
Interest expense, net	(99,965)	(141,311)
(Loss) income from continuing operations before taxes	(957,131)	2,005,662
Income tax benefit	29,260	300,143
Net (loss) income from continuing operations	(927,871)	2,305,805
Net income from discontinued operations	155,287	33,969
Net (loss) income	$(772,584)	$2,339,774

Per common share data
Basic and diluted
Net (loss) income from continuing operations	$(0.04)	$0.10
Net income from discontinued operations	0.01	—
Net (loss) income	$(0.03)	$0.10

Weighted average shares
Basic	24,660,995	24,249,852
Diluted	24,660,995	24,539,555

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2014	23,711,100	$24,087	$128,734,759	$(119,088,552)	$(1,396,559)	$8,273,735
Net income	—	—	—	2,339,774	—	2,339,774
Stock-based compensation	—	—	707,544	—	—	707,544
Stock issued for vested restricted stock awards	664,781	665	(110,192)	—	—	(109,527)
Taxes withheld on vested restricted stock	—	—	(251,082)	—	—	(251,082)
Balances as of December 31, 2015	24,375,881	$24,752	$129,081,029	$(116,748,778)	$(1,396,559)	$10,960,444
Net (loss)	—	—	—	(772,584)	—	(772,584)
Stock-based compensation	—	—	1,264,266	—	—	1,264,266
Stock issued for vested restricted stock awards	396,997	397	(397)	—	—	—
Taxes withheld on vested restricted stock	—	—	(203,836)	—	—	(203,836)
Contingent stock issuance	166,667	167	299,834	—	—	300,001
Treasury Stock Repurchase	(15,883)	(16)	(22,483)	—	—	(22,499)
Balances as of December 31, 2016	24,923,662	$25,300	$130,418,413	$(117,521,362)	$(1,396,559)	$11,525,792

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	2016	2015
Operating activities:
Net (loss) income	$(772,584)	$2,339,774
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,209,738	1,807,350
Stock based compensation	1,264,266	707,544
Provision (Recovery) for doubtful accounts	5,800	(6,036)
Adjustment of European liabilities related to discontinued operations	(176,988)	(59,751)
Deferred income taxes	(61,100)	233,480
Amortization of financing fees	25,600	19,804
Settlement of tax liability	—	(406,453)
Change in operating assets and liabilities:
Prepaid expenses and other assets	219,656	(19,370)
Accounts payable	(622,548)	4,545,906
Accounts receivable and unbilled revenue	(583,082)	(2,001,613)
Accrued expenses and other liabilities	(420,875)	(1,054,363)
Other	(34,864)	—
Net cash provided by operating activities	1,053,019	6,106,272

Investing activities:
Purchases of equipment and capitalized development costs	(1,116,371)	(1,525,888)
Net cash used in investing activities	(1,116,371)	(1,525,888)

Financing activities:
Proceeds from revolving line of credit	7,950,000	4,000,000
Prepaid financing fees	25,600	25,600
Payments on revolving line of credit	(7,950,000)	(5,793,275)
Net taxes paid on RSU grants exercised	(203,836)	(360,608)
Payments on term note payable and capital leases	(46,313)	(1,909,422)
Treasury Stock Repurchase	(22,499)	—
Net cash used in financing activities	(247,048)	(4,037,705)

Net change – cash	(310,400)	542,679
Cash, beginning of year	4,257,204	3,714,525
Cash, end of year	$3,946,804	$4,257,204

Supplemental information:
Interest paid	$72,751	$122,136
Income taxes paid, net of refund	$26,000	$280,453
Cash received from construction allowance	$—	200,000
Non-cash investing and financing activities:
Purchase of property and equipment under capital lease	$—	$103,609
Purchase of intangible assets through a contingent liability	$—	$715,874
Stock issuance for partial settlement of contingent liability	$300,001	$—
Write-down of domain names due to partial settlement of contingent liability	$46,367	$—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. is an internet advertising technology and digital publishing company.

We develop technology that delivers content and advertisements over the internet. We develop direct to consumer marketing technology to acquire consumers for our content. We develop analytics and optimization technologies to align advertisements with consumers. We generate revenue when an end user clicks on the advertisements we delivered. We manage our business as two segments, the Partner Network (advertising technology) and the Owned and Operated Network (digital publishing).

Within the Partner Network, we recruit online publishers and provide them an advertising delivery service, the primary brand for which is SearchLinks©. This service allows publishers the ability to place Inuvo ad-technology in various locations and configurations within their website or app for either a desktop or mobile implementation. We generate revenue in this segment when an advertisement that is delivered is subsequently clicked on by a consumer. Advertisements can be served by either Inuvo or a third party depending on the needs of the publisher. Typically, we collect revenue from advertisers when an advertisement is clicked and then share a portion of the revenue with the publisher. We deliver well in excess of a billion such advertisements annually.

The Owned and Operated Network designs, builds and markets consumer websites and applications. This segment consists of our main online property marketed under the ALOT brand and a number of other websites targeted at specific demographics like EARNSPENDLIVE and sites designed specifically for generating leads in a specific market vertical like ASKTHIS for automotive. The majority of revenue generated by this segment is derived from advertisements that have been delivered on web pages that include both Inuvo content and advertisements. Our ALOT branded websites and applications have a broad appeal focusing on popular topics such as health, finance, careers, local search, travel, living, education and auto.

We have a number of highly differentiated and proprietary strengths that include; long standing advertising relationships with Yahoo and Google from whom we source advertising inventory which we distribute through our own online properties or through those of third party publishers; the ability to serve hundreds of millions of advertisements to any device or browser in milliseconds; the ability to both self-market and self-monetize our own publishing business; the ability to test advertising technology within our own publishing business; the ability to target advertisements based on website content, past behavior or to redirect users back to Inuvo content when the economics and alignment are optimized; the ability to expand to other geographies where appropriate; the ability to develop and publish content just-in-time to meet demand from advertisers; a low cost operation in central Arkansas with access to numerous universities, and a proprietary technology infrastructure developed by, and in some cases patented by Inuvo.

We plan to continue growing our website and mobile application business by expanding the ALOT brand and acquiring new websites where appropriate. We will continue to distribute SearchLinks broadly throughout the Internet by growing our network of publishers. Financially, we are focused on growth while maintaining a positive cash flow. We expect to continue to make strategic investments principally in these areas; marketing technology associated with direct to consumer acquisition; the SearchLinks platform, and advertising targeting analytics.

Liquidity

On September 27, 2016, we renewed our Business Financing Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 6, "Notes Payable"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2018. As of December 31, 2016, the balance of the revolving line of credit was zero. The revolving line of credit had approximately $6.0 million in availability at December 31, 2016. During the first quarter of 2014, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

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

Revenue recognition - We recognize revenue in accordance with Accounting Standards Codification (“ASC”) ASC 605-10 Revenue Recognition-General when the following criteria have been met: persuasive evidence of an arrangement exists, the fees are fixed and determinable, no significant obligations remain and collection of the related receivable is reasonably assured.

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

Marketing costs - Marketing costs include the purchase of sponsored listings from search engines and is our primary method of attracting consumers to our owned and operated applications and websites. We expense these costs as incurred and present them as a separate line item in operating expenses on the consolidated statements of operations.

Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from accounts and the net gain or loss is reflected as an operating expense in the statements of operations.

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,279,030 and $882,105, respectively, for the years ended December 31, 2016 and 2015.

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

During 2016 and 2015, we elected to proceed directly to the two-step testing process. We determined there was no impairment of goodwill during 2016 and 2015.

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

As a result of our acquisition of Vertro, Inc. ("Vertro") in March 2012, we recognized an asset for the customer relationship with Google of $8,820,000 and assigned it a useful life of 20 years. A primary reason for acquiring Vertro was its relationship with Google. Up to the time of the acquisition, we principally had access to the Yahoo! inventory of advertisements. Among the many valuable assets acquired in the Vertro transaction was this Google relationship and the access it provided to an enormous inventory of advertisements. In addition, we acquired the ALOT brand, whose products are monetized through Google and has historically produced a better margin than monetization through Yahoo!. In determining the useful life of this asset, we considered the strategic importance of Vertro's strong relationship with Google. Vertro and its predecessor company had contracts and successful renewals with Google that date back to 2006. The Google contract has been extended through February 28, 2017. We expect the relationship with Google to continue through the 20-year amortization period and beyond.

At the time of the Vertro acquisition, we engaged a third party valuation service to determine the fair value of the acquired assets. At the close of the 2016 and 2015 fiscal years, we again engaged a third party valuation service to reassess the fair value of the acquired assets.

From time to time, both search marketplaces, Google and Yahoo!, may implement policy or marketplace changes. In January 2013 Google requested changes to our agreement that impacted marketing programs for one of our ALOT products, the Appbar, the result of which was a decline in the number of product installs. Since acquiring the ALOT brand in the Vertro acquisition, we have materially expanded the brand into a number of additional owned and operated websites and applications. We expect products within the brand to ebb and flow as customer preferences change and Google adjusts its marketplace policies. At the close of 2013, we considered the Google change and decided to transition out of the Appbar product and replace it with web properties that we develop. At the close of 2014, we determined that the asset continued to be recoverable despite the impact to the Appbar product and our decision to transition away from it. We made this determination in part because during 2014 we completely replaced the revenue and margin from the Appbar product with other ALOT-branded and Google monetized products. Between websites and applications, we have launched more than 20 new ALOT-branded products beginning in 2013 and we expect to continue aggressively building out our Owned and Operated Network segment into the future.

In May 2015, we purchased two domain websites and recorded the purchase at $715,874.

We recorded no impairment of intangible assets during 2016 or 2015.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2016 and 2015.

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

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2016 and therefore, shares associated with stock options, warrants and restricted stock are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

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

Customer concentrations - At December 31, 2016, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. These customers combined owed approximately 98.6% of our gross accounts receivable balance as of December 31, 2016 and 2015. The same two customers accounted for 98.3% and 98.0% of our revenue for the years ended December 31, 2016 and 2015, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. We believe adoption of this standard will have an impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the results of operations.

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

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2016 and 2015:

	2016	2015
Balance at the beginning of the year	$17,200	$86,722
Provision for bad debts	6,557	(6,036)
Charge-offs	(874)	(67,126)
Recoveries	117	3,640
Balance at the end of the year	$23,000	$17,200

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2016 and 2015 was as follows:

	2016	2015
Furniture and fixtures	$241,876	$230,637
Equipment	811,948	2,815,748
Software	6,132,626	9,856,947
Leasehold improvements	441,382	436,311
Subtotal	$7,627,832	$13,339,643
Less: accumulated depreciation and amortization	(6,012,609)	(11,534,082)
Total	$1,615,223	$1,805,561

Note 5 – Intangible Assets and Goodwill

During 2016 and 2015, we evaluated our intangible assets and goodwill for impairment at the reporting unit level. We elected to omit the qualitative assessment of impairment factors and proceed directly to impairment testing with the assistance of a third-party valuation firm. No indication of impairment was noted.

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2016:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2016 Amortization

Customer list, Google	20 years	$8,820,000	$(2,131,500)	$6,688,500	$441,000
Customer list, all other	10 years	1,610,000	(778,186)	831,814	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	—
Trade names, ALOT (1)	5 years	960,000	(928,000)	32,000	192,000
Domain websites (2)	5 years	669,507	(267,945)	401,562	136,704
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,569,507	$(4,225,631)	$8,343,876	$930,708

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2015:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2015 Amortization
Names database	9 months	$17,417,397	$(17,417,397)	$—	$—
Bundled downloads	4.5 months	2,447,075	(2,447,075)	—	—
Intangible assets classified as current		19,864,472	(19,864,472)	—	—

Customer list, Google	20 years	$8,820,000	$(1,690,500)	$7,129,500	$441,000
Customer list, all other	10 years	1,610,000	(617,182)	992,818	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	—
Trade names, ALOT (1)	5 years	960,000	(736,000)	224,000	192,000
Domain websites (2)	5 years	715,874	(131,241)	584,633	131,241
Tradenames, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,615,874	$(3,294,923)	$9,320,951	$925,245

Goodwill, Partner Network		$1,776,544	$—	$1,776,544	$—
Goodwill, Owned and Operated Network		3,984,264	—	3,984,264	—
Goodwill, total		$5,760,808	$—	$5,760,808	$—
___________

(1)	We have determined ALOT trade name should be amortized over five years and the trade names related to our web properties have an indefinite life and as such are not amortized.

(2)
On May 8, 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over 5 years (see Note 8). On May 8, 2016, the carrying value was adjusted by approximately $46,000 to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares.

Our amortization expense over the next five years and thereafter is as follows:

2017	$764,240
2018	732,240
2019	732,240
2020	612,858
2021	602,004
Thereafter	$4,510,294
Total	$7,953,876

Note 6 - Notes Payable

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a $5 million term loan and access to a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of the invoice. We had approximately $6.0 million available under the credit line as of December 31, 2016. The term loan was paid in full at September 2015.

In September 27, 2016, the Company entered into the Sixth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that renewed the existing Agreement and modified some terms. The modified terms require a monthly quick ratio of not less than .75 to 1.00; quarterly consolidated revenue shall not negatively deviate more than 20% from projections; and quarterly consolidated Adjusted EBITDA shall not negatively deviate more than $500,000 from projections. The renewed agreement extended the revolving line of credit to September 2018. While we periodically utilize our line of credit for operating needs, as of December 31, 2016, the balance of the revolving line of credit was zero. We were in compliance with all bank covenants as of December 31, 2016.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2016 and 2015:

	2016	2015
Accrued marketing costs	$1,622,737	$1,404,488
Accrued expenses and other	289,435	294,629
Accrued payroll and commission liabilities	250,000	643,908
Accrued sales allowance	250,000	500,000
Contingent stock due for acquired domains, current portion	222,477	238,625
Capital leases, current portion	31,210	46,313
Deferred Arkansas grant, current portion and accrued reserve	13,468	27,679
Accrued taxes	10,313	13,803
Total	$2,689,640	$3,169,445

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2016 and 2015:

	2016	2015
Deferred rent	$163,165	$198,323
Contingent stock due for acquired domains, less current portion	147,029	477,249
Accrued taxes, less current portion	13,763	—
Deferred Arkansas grant, less current portion	2,471	15,940
Capital leases, less current portion	—	31,210
Total	$326,428	$722,722

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

Note 9 – Income Taxes

The provision for income taxes consists of the following:

	2016	2015
Current tax provision	$5,180	$4,081
Deferred tax benefit	(34,440)	(304,224)
Total tax benefit	$(29,260)	$(300,143)

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2016	2015
Federal statutory rate	34%	34%
State income tax rate, net of federal benefit	(1%)	—%
Permanent differences	(2%)	1%
Temporary differences	(5%)	4%
New Jersey tax settlement and other	—%	11%
Change in valuation allowance	(22%)	(65%)
	4%	(15%)

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of December 31, 2016 and 2015.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$27,202,348	$34,164,267
Intangible assets	2,239,700	3,909,300
Stock based expenses	1,484,900	1,201,800
Accrued expense	311,000	552,500
Deferred rent	69,300	2,200
Other	14,200	15,000
Allowance for doubtful accounts	9,800	6,900
Subtotal	31,331,248	39,851,967
Less valuation allowance	(31,331,248)	(39,838,347)
Total	—	13,620
Deferred tax liabilities:
Intangibles and Property and Equipment	3,702,300	3,435,700
Other	36,200	363,900
Total	3,738,500	3,799,600
Total deferred tax assets (liabilities)	$(3,738,500)	$(3,785,980)

The net operating losses amounted to approximately $78,678,000 and expire beginning 2021 through 2036. Pursuant to Internal Revenue Service Code Section 382, the use of certain of the Company’s net operating loss carry forwards are limited due to a cumulative change in ownership.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2013 through 2015. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2016 and 2015.

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

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of approximately $1,264,266 and $707,544 for the years ended December 31, 2016 and 2015, respectively. Total compensation cost not yet recognized at December 31, 2016 was $1,616,631 to be recognized over a weighted-average recognition period of 1.2 years.

Significant Grants and Cancellations

2016
On April 1, 2016, we granted members of our board of directors a total of 63,160 RSUs with a weighted average fair value of $1.90 a share which fully vest on March 31, 2017.

On November 1, 2016 we granted two new members of our board of directors a total of 22,936 RSUs with a weighted average fair value of $1.02 a share which fully vest on March 31, 2017.

2015
On April 20, 2015, we granted members of our board of directors a total of 51,948 RSUs with a weighted average fair value of $2.31 a share which fully vested on March 31, 2016.

On July 27, 2015 and August 4, 2015, we granted certain employees service and performance RSUs totaling 965,500 shares with a weighted average fair value $3.03 per share. The service RSUs vest annually over a three-year period, commencing in July 2016, at the rate of 25% of the grant in year one and year two and the remaining 50% of the grant vesting on the third anniversary of the grant date. The awarding of the performance RSUs in contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date. On July 27, 2016, August 4, 2016, and August 5, 2016, the first measurement period targets were achieved and the number of shares issued totaled 297,690 with a weighted average fair value of $1.32.

Award Information and Activity

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP") and 2010 ECP plans as of December 31, 2016:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	755,507	2,365,373	614,567	3,985,945
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	755,507	3,315,458	614,567	4,949,778
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

At December 31, 2016, the 2005 LTIP and 2010 ECP plans had outstanding options of 264,246 options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $2.84 and a weighted average remaining contractual term of 4.2 years.

The following table summarizes our stock option activity under the 2005 LTIP and 2010 ECP plans during 2016:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	284,246	$2.78
Granted	—	$—
Forfeited, expired or cancelled	(20,000)	$2.05
Exercised	—	$—
Outstanding, end of year	264,246	$2.84
Exercisable, end of year	264,246	$2.84

We also have a separate plan which we acquired from Vertro. This plan is not authorized to issue any additional shares. During 2016, the remaining options in the amount of 38,650 shares with a weighted average exercise price of $16.01 expired.

No options were granted during 2016 or 2015.

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

The following table summarizes our restricted stock activity for 2016:

	Restricted Stock	Weighted Average Fair Value
Outstanding, beginning of year	1,229,769	$1.02
Granted	96,096	$1.71
Exercised	(539,612)	$2.34
Forfeited	(30,746)	$2.10
Outstanding, end of year	755,507	$2.84

Note 11 – Stockholders Equity

As of December 31, 2016, we have an outstanding warrant for the potential issuance of 51,724 shares of common stock with an exercise price of $0.87. This warrant was issued in connection with debt issuance. The weighted average remaining contractual life of the warrant outstanding at December 31, 2016 is less than 1.0 year.

Authorized Preferred Stock and Authorized Common Stock

On March 1, 2012, the Secretary of State of the State of Nevada approved an amendment to the Company's Certificate of Incorporation allowing the Company to increase the number of shares of common stock outstanding from 20,000,000 shares to 40,000,000.

Treasury Stock

On December 9, 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $500,000 of our outstanding common stock. The stock repurchase program will expire on November 30, 2017. During December, we purchased 15,883 shares of treasury stock with a weighted average exercise price of $1.42.

Note 12 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements require a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As a result, for the twelve months ended December 31, 2016 and December 31, 2015, we recognized income from discontinued operations of $155,287 and $33,969, respectively, due primarily to the adjustment of certain accrued liabilities originating in 2009 and earlier.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement. We match each employee's contributions to the plan up to the first four percent of the employee's annual salary. The matching contribution for the years ended December 31, 2016 and 2015 was $146,033 and $109,029, respectively.

Note 14 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was approximately $175,469 and $105,446 for the year ended December 31, 2016 and December 31, 2015, respectively.

Minimum lease payments under non-cancelable operating leases as of December 31, 2016 are:

Lease Payments
2017	$182,456
2018	183,858
2019	184,852
2020	140,749
Total	$691,915

In 2013, we entered into an agreement to lease office space in Conway, Arkansas for two years in the total amount of $193,200 which was prepaid. The lease terminated in February 2015 and continued on a month to month basis through November 2015. First Orion Corp., the lessor of this space, is partially owned by a director and shareholder of Inuvo.

In April 2015, we entered into a five-year agreement to lease office space in Little Rock, Arkansas commencing October 1, 2015, to serve as our headquarters. The new lease is for 12,245 square feet and will cost approximately $171,000 during its first year. Thereafter, the lease payment will increase by 2%. We vacated the Conway, Arkansas premises November 30, 2015.

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

Listed below is a presentation of net revenue and gross profit for all reportable segments for the years ended December 31, 2016 and 2015. We currently only track certain assets at the segment level and therefore assets by segment are not presented below.

Revenue by Segment

	2016		2015
	$	% of Revenue	$	% of Revenue
Partner Network	26,011,543	36.4%	30,298,532	43.0%
Owned and Operated Network	45,518,559	63.6%	40,139,584	57.0%
Total net revenue	71,530,102	100.0%	70,438,116	100.0%

Gross Profit by Segment

	2016		2015
	$	Gross Profit %	$	Gross Profit %
Partner Network	4,734,240	18.2%	6,645,590	21.9%
Owned and Operated Network	45,431,067	99.8%	40,070,530	99.8%
Total gross profit	50,165,307	70.1%	46,716,120	66.3%

Note 17 - Related Party Transactions

In 2016 and 2015, the Company received a total of $101,884 and $107,196, respectively from First Orion Corp., which is partially owned by a director and shareholder of Inuvo, for providing IT services.

Note 18 - Subsequent Events

Google Extension

Inuvo, Inc., through its wholly owned subsidiary Vertro, Inc., and Google Inc. entered into Amendment Number One to Google Services Agreement (the “Amendment”) effective as of February 1, 2017. The Amendment extends the term of the underlying Google Services Agreement through February 28, 2017.

NetSeer Acquisition

On February 6, 2017 we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") by and among the Company, NetSeer Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, and NetSeer, as seller. NetSeer provides visual monetization solutions for advertisers and publishers. Under the terms of the Asset Purchase Agreement, we acquired substantially all of the assets of NetSeer in exchange for 3,529,000 shares of our common stock and assumption of outstanding liabilities of approximately $4.2 million related to the acquired business. The total consideration was approximately $9.8 million. Under the terms of an Escrow Agreement (the "Escrow Agreement") 529,350 shares of our common stock issued in the transaction were deposited into escrow pending possible post-closing adjustments to the purchase price related to working capital and audited financial statement adjustments, as well as in connection with possible indemnification claims post-closing. As of the year ending December 31, 2016, NetSeer reported revenue of approximately $20.9 million (unaudited) and assets of $4.5 million (unaudited).