Form 10-Q
period 2017-03-31
Inuvo, Inc.
filed 2017-05-05
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	April 28, 2017
Common Stock	28,544,272

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo! and Google;

•	dependence on relationships with distribution partners, and on the introduction of new products and services, which require significant investment;

•	dependence on our ability to effectively market and attract traffic;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	vulnerability to a downturn and to uncertainty in global economic conditions;

•	integration of our recent NetSeer asset acquisition;

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets;

•	requirement to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas;

•	the dilutive impact to our stockholders from outstanding restricted stock grants, warrants and options; and

•	the seasonality of our business.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent filings with the Securities and Exchange Commission.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "first quarter 2017" means for the three months ended March 31, 2017, "first quarter 2016" means for the three months ended March 31, 2016, “2016” means the fiscal year ended December 31, 2016 and "2017" means the fiscal year ending December 31, 2017. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2017 (Unaudited) and December 31, 2016

	2017	2016
Assets
Current assets
Cash	$3,923,517	$3,946,804
Accounts receivable, net of allowance for doubtful accounts of $23,000.	7,138,288	7,586,129
Prepaid expenses and other current assets	341,978	293,113
Total current assets	11,403,783	11,826,046
Property and equipment, net	1,554,099	1,615,223
Other assets
Goodwill	9,773,842	5,760,808
Intangible assets, net of accumulated amortization	12,116,278	8,343,876
Other assets	86,507	15,186
Total other assets	21,976,627	14,119,870
Total assets	$34,934,509	$27,561,139

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,016,747	$9,280,779
Accrued expenses and other current liabilities	2,633,628	2,689,640
Revolving credit line - current portion	1,100,000	—
Total current liabilities	13,750,375	11,970,419

Long-term liabilities
Deferred tax liability	3,738,500	3,738,500
Revolving credit line - long term	2,500,000	—
Other long-term liabilities	361,317	326,428
Total long-term liabilities	6,599,817	4,064,928

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 28,901,161 and 25,300,189, respectively; outstanding shares 28,524,634 and 24,923,662, respectively	28,901	25,300
Additional paid-in capital	135,166,391	130,418,413
Accumulated deficit	(119,214,416)	(117,521,362)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	14,584,317	11,525,792
Total liabilities and stockholders' equity	$34,934,509	$27,561,139

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net revenue	$17,215,862	$18,730,449
Cost of revenue	7,891,723	4,285,270
Gross profit	9,324,139	14,445,179
Operating expenses
Marketing costs	6,467,311	11,065,666
Compensation	2,387,711	1,716,880
Selling, general and administrative	2,118,118	1,259,626
Total operating expenses	10,973,140	14,042,172
Operating (loss) income	(1,649,001)	403,007
Interest expense, net	(42,944)	(23,608)
(Loss) income from continuing operations before taxes	(1,691,945)	379,399
Income tax expense	—	(7,235)
Net (loss) income from continuing operations	(1,691,945)	372,164
Net (loss) income from discontinued operations	(1,109)	2,110
Net (loss) income	(1,693,054)	374,274

Per common share data
Basic and diluted:
Net (loss) income from continuing operations	$(0.06)	$0.02
Net (loss) income from discontinued operations	—	—
Net (loss) income	$(0.06)	$0.02

Weighted average shares
Basic	27,025,763	24,381,497
Diluted	27,025,763	24,566,288

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating activities:
Net (loss) income	$(1,693,054)	$374,274
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	693,175	540,562
Stock based compensation	292,334	359,338
Amortization of financing fees	6,400	6,400
Adjustment of European liabilities related to discontinued operations	1,109	(5,144)
Recovery of doubtful accounts	—	(464)
Change in operating assets and liabilities:
Accounts receivable	2,740,326	1,944,137
Prepaid expenses and other assets	109,577	64,747
Accounts payable	(2,844,928)	(2,411,075)
Accrued expenses and other liabilities	(989,738)	(299,033)
Net cash (used in) provided by operating activities	(1,684,799)	573,742
Investing activities:
Purchases of equipment and capitalized development costs	(151,424)	(372,598)
Net cash received from NetSeer Asset Acquisition	235,763	—
Net cash provided by (used in) investing activities	84,339	(372,598)
Financing activities:
Payoff of NetSeer debt acquired	(2,015,577)	—
Net proceeds on revolving line of credit	3,600,000	—
Payments on capital leases	(7,250)	(12,859)
Net taxes paid on RSU grants exercised	—	(11,952)
Net cash provided by (used in) financing activities	1,577,173	(24,811)
Net change – cash	(23,287)	176,333
Cash, beginning of year	3,946,804	4,257,204
Cash, end of period	$3,923,517	$4,433,537
Supplemental information:
Interest paid	$25,317	$18,063
NetSeer stock issuance (See Note 13)	$4,459,244	$—
Write-down of domain names and corresponding contingent liability	$222,477	$—

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Company Overview

We develop technology that connects advertisers with consumers through interactions with Inuvo ad-units on websites and apps across devices. The Inuvo MarketPlace provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and images. We target ads to consumers using our proprietary ConceptGraph machine learning technology that includes a database of 800 million machine profiles. We earn revenue when consumers view and click on our ads. We touch 90% of all US households weekly. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second.

Our intellectual property is protected by eleven issued and eight pending patents. We count among our many contractual relationships, three clients who collectively manage over 50% of all US digital advertising budgets. Included within our Supply portfolio is a collection of owned websites such as alot.com and earnspendlive.com, where we create content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test ad-tech, while also delivering high quality consumers to advertisers through interaction with proprietary content in the form of images, videos, slideshows and the written word.

In February 2017, we entered into an Asset Purchase Agreement with NetSeer, Inc. ("NetSeer") which allowed us to advance our technology strategy while increasing both the number of advertisers and publishers within the Inuvo MarketPlace. We exchanged 3,529,000 shares of Inuvo common stock and assumed approximately $6.8 million of specified liabilities in this business combination (See Note 13).

We are focused on growth and expect to maintain a positive cash flow for the long term. We expect to continue to make strategic investments principally in these areas; marketing technology that helps drive traffic to our owned websites; ad-units that perform better for publishers; demand technology that optimizes advertiser choices; supply technology that optimizes publisher yield; audience targeting technology that improves the alignment of advertising with consumer and yield.

Through December 31, 2016, we reported our business as two segments. Both business segments recognize revenue identically. Virtually all the revenue generated within digital publishing comes from our advertising technology. Operationally, these websites are no different from any other website we serve ads to and in this regard, have always been managed internally as an additional source of supply for our ad serving technology. As a result, starting in 2017 we will report as a single segment. We believe this will in fact bring more clarity to shareholders as we provide enhanced consolidated metrics and other information more germane to the company’s business model.

Liquidity

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 5, "Notes Payable"). The amendment, while providing continued access to the revolving line of credit up to $10 million through September 2018, included the collateral acquired in the NetSeer asset acquisition and modified certain financial covenants. As of March 31, 2017, the balance of the revolving line of credit was $3.6 million and had approximately $2.9 million of available credit. Though the revolving line of credit and cash generated by operations is expected to provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generate the majority of our revenue from two Demand side customers, Yahoo! and Google. At March 31, 2017 and December 31, 2016, these two customers combined accounted for 68.7% and 98.6%, respectively, of our gross accounts receivable balance. For the three months ended March 31, 2017 and March 31, 2016, these two customers combined accounted for 88.3% and 97.4% of net revenue, respectively. The reduction in the Yahoo! and Google concentration is the result of additional sources of Demand, primarily due to the NetSeer acquisition.

We still source the majority of our Demand through relationships with Yahoo! and Google where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, it also provides upside opportunities not the least of which include; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; and macro level market insight.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2016, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 16, 2017.

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

In January 2017, ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment was issued by the FASB.  The new guidance simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. The guidance requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2017	December 31, 2016
Furniture and fixtures	$250,160	$241,876
Equipment	930,984	811,948
Software	6,275,830	6,132,626
Leasehold improvements	441,382	441,382
Subtotal	7,898,356	7,627,832
Less: accumulated depreciation and amortization	(6,344,257)	(6,012,609)
Total	$1,554,099	$1,615,223

During the three months ended March 31, 2017 and March 31, 2016, depreciation expense was $328,054 and $306,268, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of March 31, 2017:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(2,241,750)	$6,578,250	$110,250
Technology, NetSeer	5 years	3,600,000	(120,000)	3,480,000	120,000
Customer list, all other	10 years	1,610,000	(818,437)	791,563	40,251
Trade names, ALOT	5 years	960,000	(960,000)	—	32,000
Customer Relationships, NetSeer	20 years	570,000	(4,750)	565,250	4,750
Domain websites (2)	5 years	447,030	(294,148)	152,882	26,203
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand, NetSeer	1 year	121,000	(20,167)	100,833	20,167
Non-Competition Agreements, NetSeer	1 year	69,000	(11,500)	57,500	11,500
Intangible assets classified as long-term		$16,587,030	$(4,470,752)	$12,116,278	$365,121

Goodwill, total	-	$9,773,842	$—	$9,773,842	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

(2)
On May 8, 2015, we purchased two domain websites with a fair value of $715,874. In May 2016, the carrying value was adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares. In March 2017, we determined that the seller would not meet the specific performance target for the second year and therefore, we adjusted the carrying value of the intangible asset by $222,477.

Amortization expense over the next five years and thereafter is as follows:

2017	$1,195,851
2018	1,420,301
2019	1,404,468
2020	1,354,985
2021	1,350,504
Thereafter	5,000,169
Total	$11,726,278

Note 5 - Revolving credit line

The following table summarizes our notes payable balances as of:

	March 31, 2017	March 31, 2016
Revolving credit line - 4.50 percent at March 31, 2017 (prime plus 0.5 percent), due September 29, 2018 - current portion	$1,100,000	$—
Revolving credit line - long-term portion	2,500,000	—
Total	$3,600,000	$—

On March 1, 2012, we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $2.9 million available under the revolving credit line as of March 31, 2017.

On March 27, 2017, the Company entered into the Eighth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that modified the existing Agreement. The modified terms require a monthly quick ratio of not less than .65 to 1.00 from February 1, 2017 through December 31, 2017; and a monthly quick ratio of not less than .75 to 1.00 on and after January 1, 2018; and quarterly consolidated Adjusted EBITDA shall not negatively deviate more than $300,000 from projections for the quarter ending March 31, 2017, by more than $400,000 for the quarters ending June 30, 2017, September 30, 2017, and December 31, 2017, or with respect to any quarter in 2018 and beyond, by more than 25% from projections. The revolving line of credit is effective to September 2018. While we periodically utilize our line of credit for operating needs, as of March 31, 2017, the balance of the revolving line of credit was $3.6 million. We were in compliance with all bank covenants as of March 31, 2017.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2017	December 31, 2016
Accrued marketing costs	$1,034,059	$1,622,737
Accrued payroll and commission liabilities	710,574	250,000
Accrued expenses and other	546,056	289,435
Accrued sales allowance	250,000	250,000
Capital leases, current portion	65,734	31,210
Accrued taxes	14,859	10,313
Deferred Arkansas grant, current portion	12,346	13,468
Contingent stock due for acquired domains, current portion	—	222,477
Total	$2,633,628	$2,689,640

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	March 31, 2017	December 31, 2016
Deferred rent	$153,725	$163,165
Contingent stock due for acquired domains, less current portion	147,029	147,029
Capital leases, less current portion	46,801	—
Accrued taxes, less current portion	13,762	$13,763
Deferred Arkansas grant, less current portion	—	2,471
Total	$361,317	$326,428

On May 8, 2015, we purchased two domain websites with a fair value of $715,874 (see Note 4). The purchase consideration was our common stock and is contingent upon the seller attaining specific performance targets over three years. On May 8, 2016, the seller achieved the specific performance target for the first year and as a result, we issued 166,667 shares of common stock. The accrued contingent liability and the related intangible asset, domain websites, were adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares. In March 2017, we determined that the seller would not meet the specific performance target for the second year and therefore, we adjusted the carrying value of the related intangible asset and contingent liability by $222,477.

Note 8 – Income Taxes

We have a deferred tax liability of $3,738,500 as of March 31, 2017, related to intangible assets acquired in March 2012.

We also have a net deferred tax asset of approximately $31,331,248. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of March 31, 2017.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”). Option and RSUs vesting periods are generally up to three years.

Compensation Expense

For the three months ended March 31, 2017 and March 31, 2016, we recorded stock-based compensation expense for all equity incentive plans of $292,334 and $359,338, respectively. Total compensation cost not yet recognized at March 31, 2017 was $1,649,396 to be recognized over a weighted-average recognition period of 1.2 years.

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

On April 1, 2016, we granted members of our board of directors a total of 63,160 RSUs with a weighted average fair value of $1.90 a share which fully vested on March 31, 2017.

On February 7, 2017, we granted certain NetSeer employees service RSUs totaling 186,828 shares with a weighted average fair value of $1.65 per share which vest annually over a three year period.

On February 15, 2017, we granted an employee 20,520 RSUs with a weighted average fair value of $1.62 which fully vest on August 6, 2017.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP") and 2010 ECP plans as of March 31, 2017:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2010 ECP	250,498	890,049	2,446,556	548,842	4,135,945
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	890,049	3,396,641	548,842	5,099,778
(*) Expired June 2015

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though our operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the three months ended March 31, 2017 and March 31, 2016 respectively, we recorded a net loss of $1,109 and net income of $2,110 largely due to invoices from service providers.

Note 11 - Earnings per Share

During the three month period ended March 31, 2017, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive. During the three month period ended March 31, 2016, we generated net income from continuing operations. Accordingly, some of our outstanding stock options, warrants and restricted stock awards have a dilutive impact for the 2016 period, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three month period ending March 31, 2016

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Weighted average shares outstanding for basic EPS	27,025,763	24,381,497
Effect of dilutive securities
Options	—	7,926
RSUs	—	131,032
Warrants	—	45,833
Weighted average shares outstanding for diluted EPS	27,025,763	24,566,288

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

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $107,299 and $49,030 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Minimum future lease payments under non-cancelable operating leases as of March 31, 2017 are:

2017	$238,650
2018	183,858
2019	184,852
2020	140,749
2021	—
Total	$748,109

As part of the NetSeer asset acquisition, Inuvo assumed the office space lease that served as NetSeer's headquarters in Sunnyvale, CA. The lease is for 15,717 square feet and will cost approximately $95,000 for the remaining term of the lease which will expire in July 2017.

Note 13 - NetSeer Acquisition

On February 6, 2017, we entered into an Asset Purchase Agreement to acquire the assets of NetSeer. Under the terms of the agreement, we acquired substantially all of the assets of NetSeer, and assumed certain liabilities and personnel obligations, in exchange for 3,529,000 shares of our common stock. The operating results of this acquisition have been included in the consolidated statements of operations since the acquisition date. As a result of the business acquisition, the Company recognized goodwill in the amount of $4,013,034. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring NetSeer's assembled workforce in addition to other synergies gained from integrating NetSeer's operations into the Company’s consolidated structure. The Company incurred approximately $350,000 in acquisition related costs, which are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company has not yet completed its evaluation and determination of certain assets and liabilities acquired. The Company expects the final valuations and assessments may result in adjustments to the preliminary values included in the following table:

March 31, 2017
Total consideration paid in common stock (with marketability discount applied)	$4,459,244
Fair value of assets acquired:
Accounts receivable, net	(2,292,485)
Prepaid expenses and other current assets	(236,163)
Property and equipment, net	(119,101)
Goodwill	(4,013,034)
Intangible assets	(4,360,000)
Fair value of liabilities assumed:
Accounts payable	$3,579,787
Accrued expenses and other current liabilities	1,152,789
Other long-term liabilities	49,149
Debt	2,015,577
Cash received in acquisition	$235,763

In accordance with ASC guidance related to business combinations, net consideration was first allocated to the fair value of assets acquired, including specifically identifiable intangible assets and liabilities assumed, with the excess being recorded as goodwill. Goodwill related to this acquisition is not deductible for tax purposes and is not amortized, but instead is subject to periodic impairment tests.

The purchase includes the assumption of gross customer accounts receivable totaling $2,292,485. The Company estimates that 100% of these receivables will be collected. Therefore, the receivables are recorded at the estimated fair value, which equals the gross contractual amount. Specifically identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, revenue and earnings of NetSeer totaling approximately $1.9 million since the acquisition date are included in the consolidated statements of operations.

Note 14 - Segments

In accordance with ASC 280 - Segment reporting, segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its chief executive officer, reviews financial information presented on a consolidated basis and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by the Company’s chief executive officer, the Company operates as one reportable segment. Most net revenue is earned in the United States and all long-lived assets are located in the United States.

Note 15 - Related Party Transactions

For the three months ended March 31, 2017 and March 31, 2016, the Company received a total of $34,986 and $25,156, respectively, from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We develop technology that connects advertisers with consumers through interactions with Inuvo ad-units on websites and apps across devices. The Inuvo MarketPlace provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and images. We target ads to consumers using our proprietary ConceptGraph machine learning technology that includes a database of 800 million machine profiles. We earn revenue when consumers view and click on our ads. We touch 90% of all US households weekly. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second.

Intellectual property is protected by eleven issued and eight pending patents. We count among our many contractual relationships, three clients who collectively manage over 50% of all US digital advertising budgets. Included within our Supply portfolio is a collection of owned websites such as alot.com and earnspendlive.com where we create content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test ad-tech, while also delivering high quality consumers to advertisers through interaction with proprietary content in the form of images, videos, slideshows and the written word.

In February 2017, we acquired the assets of NetSeer which allowed us to advance our technology strategy while increasing both the number of advertisers and publishers within the Inuvo MarketPlace. We exchanged 3,529,000 shares of Inuvo common stock and assumed approximately $6.8 million of specified liabilities to acquire the assets. Of this amount, 529,350 shares were deposited into escrow with our counsel under the terms of an escrow agreement pending possible post-closing adjustments in the purchase price related to working capital and audited financial statement adjustments, as well as in connection with possible indemnification claims post-closing (See Note 13).

We are focused on growth and expect to maintain a positive cash flow for the long term. We expect to continue to make strategic investments principally in these areas; marketing technology that helps drive traffic to our owned websites; ad-units that perform better for publishers; demand technology that optimizes advertiser choices; supply technology that optimizes publisher yield; audience targeting technology that improves the alignment of advertising with consumer and yield.

Through December 31, 2016, we reported our business as two segments. Both business segments recognize revenue identically. Virtually all the revenue generated within digital publishing comes from our advertising technology. Operationally, these websites are no different from any other website we serve ads to and in this regard, have always been managed internally as an additional source of supply for our ad serving technology. As a result, starting in 2017 we will report as a single segment. We believe this will in fact bring more clarity to shareholders as we provide enhanced consolidated metrics and other information more germane to the company’s business model.

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

Results of Operations

	For the Three Months Ended March 31,
	2017	2016	Change	% Change
Net Revenue	$17,215,862	$18,730,449	$(1,514,587)	(8.1%)
Cost of Revenue	7,891,723	4,285,270	3,606,453	84.2%
Gross Profit	$9,324,139	$14,445,179	(5,121,040)	(35.5%)
Net Revenue

Net revenue for the first quarter 2017 was approximately $1.5 million lower than the same quarter last year due in part to a relatively strong January 2016 and to a lower marketing spend. These two factors resulted in a lower revenue from the Alot.com properties partially offset by $2.8 million higher revenue from serving ads to third party publishers and by $1.9 million of revenue attributable to the NetSeer asset acquisition.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and application owners who host advertisements we serve. The increase in the cost of revenue in the first quarter 2017 compared to the same quarter in 2016 is due to the higher revenue noted above created by more transactions to partner sites and to the NetSeer acquisition.

Operating Expenses

	For the Three Months Ended March 31,
	2017	2016	Change	% Change
Marketing costs	$6,467,311	$11,065,666	$(4,598,355)	(41.6%)
Compensation	2,387,711	1,716,880	670,831	39.1%
Selling, general and administrative	2,118,118	1,259,626	858,492	68.2%
Operating expenses	$10,973,140	$14,042,172	$(3,069,032)	(21.9%)

Overall, our operating expenses for the three months ended March 31, 2017, decreased compared to the same period in 2016.

Marketing costs include those expenses required to attract traffic to our websites. The decrease in marketing costs in the three months ended March 31, 2017 compared to the same period in the prior year was due to the decision to focus available funds on the Inuvo MarketPlace and the integration of the NetSeer acquisition rather than driving traffic to owned websites.

Compensation expense increased $670,831 for the three month period ended March 31, 2017 as compared to the same period in 2016, due primarily to an increase in the number of employees. Our total employment, both full-time and part-time, was 93 at March 31, 2017 compared to 71 at the same time last year. The increase is primarily due to the addition of 21 employees who joined from the NetSeer acquisition. We expect compensation expense to increase, though moderately, in the coming quarters as we hire additional developers and sales personnel to support the anticipated growth.

Selling, general and administrative expenses increased approximately $858,000 for the three months ended March 31, 2017 compared to same period in 2016, respectively, primarily due to $264,000 of transaction costs related to the NetSeer asset acquisition as well as to increases associated with the acquisition including $255,000 higher IT costs, $153,000 higher depreciation and amortization expense, $83,000 higher travel and entertainment expense and $62,000 higher facilities expense. These expenses are expected to decrease in future quarters as we integrate the NetSeer operations.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility, increased in the first quarter of 2017 compared to the same period in 2016 as a result of higher average outstanding loan balances and higher interest rates this year compared to last year.

Income tax expense

For the three months ended March 31, 2016, income tax expense was $7,235 for state income tax expense. Due to net operating loss carryovers, we have not incurred a federal income tax expense for the three months ended March 31, 2017.

Income from Discontinued Operations

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the three months ended March 31, 2017 and March 31, 2016 respectively, we recorded a net loss of $1,109 and net income of $2,110 largely due to receiving invoices from service providers.

Liquidity and Capital Resources

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender (see Note 5, "Notes Payable"). The amendment provided for the collateral of the assets acquired from NetSeer and modified a number of financial covenants. As of March 31, 2017, the balance of the revolving line of credit was $3.6 million and had approximately $2.9 million in availability.

In May 2015, we acquired websites from a publisher that had previously been a client on our ValidClick network. The purchase was structured as an earn-out payable in up to 500,000 shares of our common stock over a three year period dependent upon achieving certain minimum levels of volume. The fair value of the transaction was determined to be $715,874. The transaction was recorded as an intangible asset on our balance sheet offset by a contingent liability of the same amount. On May 8, 2016, the seller achieved the specific performance target for the first year and as a result, we issued 166,667 shares of our common stock. The accrued contingent liability and the related intangible asset, domain websites were adjusted by approximately $46 thousand to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares. In March 2017, we determined that the seller would not meet the specific performance target for the second year and therefore, we adjusted the carrying value of the related intangible asset and contingent liability by $222,477.

Cash Flows - Operating

Net cash used in operating activities was $1,684,799 during the three months ended March 31, 2017. We reported a net loss of $1,693,054, which included non-cash expenses; depreciation and amortization expense of $693,175 and stock-based compensation expense of $292,334. The change in operating assets and liabilities during the three months ended March 31, 2017 was a net use of cash of $984,763 primarily due to a change in the accounts payable balance of $2,844,928 partially offset by a change in the accounts receivable balance of $2,740,326 largely due to the NetSeer acquisition. Our terms are such that we generally collect receivables prior to paying trade payables, however with the NetSeer acquisition, we have a higher percentage of media sales that typically have terms equal to or greater than the related payables.

During the comparable period in 2016, cash provided by operating activities was $573,742 from a net income of $374,274, which included several non-cash expenses; depreciation and amortization of $540,562, stock-based compensation of $359,338.

Cash Flows - Investing

Net cash provided by investing activities was $84,339 for the three months ended March 31, 2017 and is primarily due to the cash received from the NetSeer acquisition of $235,763. During the comparable period in 2016, net cash used in investing activities was $372,598 and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $1,577,173 during 2017 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the NetSeer acquisition.

In 2016, net cash used in financing activities was $24,811 and was used to pay off the outstanding balance of the bank term loan and pay down the revolving credit facility to zero.

Off Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2017, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.
ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 16, 2017 subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the first quarter of 2017 they accounted for 75.4% and 12.9% of our revenues, respectively, and during the same period 2016 they accounted for 59.9% and 37.5%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A. our original lender, under which we had $3.6 million in debt outstanding and $2.9 million of available credit as of March 31, 2017. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things:

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

The failure to integrate successfully the businesses of NetSeer in the expected timeframe could adversely affect our future results following the completion of the acquisition.   The success of the acquisition of NetSeer will depend, in large part, on the ability of the combined company following the completion of the acquisition to realize the anticipated benefits from combining the businesses. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Additionally, if the acquired business is unable to achieve its expected results, there is risk of an impairment of the assets acquired, which in turn could have an adverse effect on our results of operations. Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.

There are no assurances that all of the expected benefits of the acquisition of NetSeer will be realized.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.26	Eight Business Financing Modification Agreement dated March 27, 2017 by and among Western Alliance Bank, Inuvo, Inc., BabytoBee LLC, Kowabunga Marketing, Inc., Vertro, Inc. and Alot, Inc. *
10.27
Asset Purchase Agreement dated February 6, 2017 by and among Inuvo, Inc., NetSeer Acquisition, Inc. and NetSeer, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2017)

10.28
Escrow Agreement dated February 6, 2017 by and among Inuvo, Inc., NetSeer Acquisition, Inc., NetSeer, Inc. and Pearlman Law Group LLP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2017)

10.29	Registration Rights Agreement dated February 6, 2017 by and among Inuvo, Inc. and NetSeer, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 7, 2017)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 5, 2017	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 5, 2017	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer