Form 10-Q
period 2017-06-30
Inuvo, Inc.
filed 2017-08-08
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 4, 2017
Common Stock	28,480,659

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "second quarter 2017" means for the three months ended June 30, 2017, "second quarter 2016" means for the three months ended June 30, 2016, “2016” means the fiscal year ended December 31, 2016 and "2017" means the fiscal year ending December 31, 2017. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2017 (Unaudited) and December 31, 2016

	2017	2016
Assets
Current assets
Cash	$3,680,711	$3,946,804
Accounts receivable, net of allowance for doubtful accounts of $164,000 and $23,000, respectively.	7,677,784	7,586,129
Prepaid expenses and other current assets	439,519	293,113
Total current assets	11,798,014	11,826,046
Property and equipment, net	1,676,931	1,615,223
Other assets
Goodwill	9,773,842	5,760,808
Intangible assets, net of accumulated amortization	11,717,661	8,343,876
Other assets	107,392	15,186
Total other assets	21,598,895	14,119,870
Total assets	$35,073,840	$27,561,139

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,433,277	$9,280,779
Accrued expenses and other current liabilities	3,212,415	2,689,640
Revolving credit line - current portion	2,500,000	—
Total current liabilities	15,145,692	11,970,419

Long-term liabilities
Deferred tax liability	3,738,500	3,738,500
Revolving credit line - long term	2,500,000	—
Other long-term liabilities	193,839	326,428
Total long-term liabilities	6,432,339	4,064,928

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 28,726,069 and 25,300,189, respectively; outstanding shares 28,446,907 and 24,923,662, respectively	28,823	25,300
Additional paid-in capital	135,334,693	130,418,413
Accumulated deficit	(120,596,787)	(117,521,362)
Treasury stock, at cost - 279,162 and 376,527 shares, respectively	(1,270,920)	(1,396,559)
Total stockholders' equity	13,495,809	11,525,792
Total liabilities and stockholders' equity	$35,073,840	$27,561,139

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$18,271,181	$15,648,912	$35,487,043	$34,379,361
Cost of revenue	7,620,743	3,971,086	15,512,466	8,256,356
Gross profit	10,650,438	11,677,826	19,974,577	26,123,005
Operating expenses
Marketing costs	7,493,273	9,408,411	13,960,584	20,474,077
Compensation	2,301,696	1,577,950	4,689,407	3,322,718
Selling, general and administrative	2,165,180	1,298,310	4,283,298	2,530,048
Total operating expenses	11,960,149	12,284,671	22,933,289	26,326,843
Operating loss	(1,309,711)	(606,845)	(2,958,712)	(203,838)
Interest expense, net	(72,660)	(22,447)	(115,604)	(46,055)
Loss from continuing operations before taxes	(1,382,371)	(629,292)	(3,074,316)	(249,893)
Income tax expense	—	56,221	—	48,986
Net loss from continuing operations	(1,382,371)	(573,071)	(3,074,316)	(200,907)
Net (loss) income from discontinued operations	—	(1,757)	(1,109)	353
Net loss	(1,382,371)	(574,828)	(3,075,425)	(200,554)

Per common share data
Basic and diluted:
Net loss from continuing operations	$(0.05)	$(0.02)	$(0.11)	$(0.01)
Net (loss) income from discontinued operations	—	—	—	—
Net loss	$(0.05)	$(0.02)	$(0.11)	$(0.01)

Weighted average shares
Basic	28,486,809	24,567,752	27,764,613	24,474,474
Diluted	28,486,809	24,567,752	27,764,613	24,474,474

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(3,075,425)	$(200,554)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,434,867	1,102,056
Stock based compensation	586,159	686,448
Provision (recovery) of doubtful accounts	141,000	(757)
Amortization of financing fees	12,800	12,800
Adjustment of European liabilities related to discontinued operations	1,109	(5,144)
Change in operating assets and liabilities:
Accounts receivable	2,059,830	1,693,820
Accounts payable	(3,428,398)	(2,658,571)
Accrued expenses and other liabilities	(555,679)	(294,928)
Prepaid expenses and other assets	(15,249)	115,733
Net cash (used in) provided by operating activities	(2,838,986)	450,903
Investing activities:
Net cash received from NetSeer asset acquisition	235,763	—
Purchases of equipment and capitalized development costs	(620,698)	(695,484)
Net cash used in investing activities	(384,935)	(695,484)
Financing activities:
Net proceeds on revolving line of credit	5,000,000	—
Payoff of NetSeer debt acquired	(2,015,577)	—
Payments on capital leases	(26,595)	(25,878)
Net taxes paid on RSU grants exercised	—	(11,952)
Net cash provided by (used in) financing activities	2,957,828	(37,830)
Net change – cash	(266,093)	(282,411)
Cash, beginning of year	3,946,804	4,257,204
Cash, end of period	$3,680,711	$3,974,793
Supplemental information:
Interest paid	$105,062	$34,529
Income taxes paid	$—	$10,000
Non cash investing and financing activities:
NetSeer stock issuance (See Note 13)	$4,459,244	$—
Stock issuance for partial settlement of contingent liability	$—	$300,001
Write-down of domain names and corresponding contingent liability	$222,477	$46,367

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

We are focused on growth and expect to generate a positive cash flow for the long term. We expect to continue to make strategic investments principally in these areas: marketing technology that helps drive traffic to our owned websites; ad-units that perform better for publishers; demand technology that optimizes advertiser choices; supply technology that optimizes publisher yield; and audience targeting technology that improves the alignment of advertising with consumer and yield.

Through December 31, 2016, we reported our business as two segments. Both business segments recognize revenue identically. Virtually all the revenue generated within digital publishing comes from our advertising technology. Operationally, these websites are no different from any other website we serve ads to and in this regard, have always been managed internally as an additional source of supply for our ad serving technology. As a result, starting in the first quarter of 2017, we began reporting as a single segment. We believe this will in fact bring more clarity to shareholders.

Liquidity

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 5). The amendment, while providing continued access to the revolving line of credit up to $10 million through September 2018, included the collateral acquired in the NetSeer asset acquisition and modified certain financial covenants. On July 31, 2017, we entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The amendment changed certain financial ratios, definitions, the advance rate, the finance charge and the non-formula availability. As of June 30, 2017, the balance of the revolving line of credit was $5.0 million and had approximately $1.7 million of available credit. Though the revolving line of credit and cash generated by operations is expected to provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generate the majority of our revenue from two Demand side customers, Yahoo! and Google. At June 30, 2017 and December 31, 2016, these two customers combined accounted for 62.0% and 98.6%, respectively, of our gross accounts receivable balance. For the three and six months ended June 30, 2017, these two customers combined accounted for 80.0% and 84.0% of net revenue, respectively. For the three and six months ended June 30, 2016, these two customers combined accounted for 98.6% and 98.0% of net revenue, respectively. The reduction in the Yahoo! and Google concentration is the result of additional sources of Demand, primarily due to the NetSeer acquisition.

Though declining as a percentage of overall revenue, we still source the majority of our Demand through relationships with Yahoo! and Google where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt this guidance on January 1, 2018. The Company has identified its population of contracts and has begun its assessment of performance obligations and calculation of transaction price for each contract.  The Company is in the process of evaluating the quantitative and qualitative impact the adoption will have on its accounting policies and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the consolidated balance sheets, consolidated financial position or results of operations.

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2017	December 31, 2016
Furniture and fixtures	$284,780	$241,876
Equipment	938,420	811,948
Software	6,703,047	6,132,626
Leasehold improvements	441,382	441,382
Subtotal	8,367,629	7,627,832
Less: accumulated depreciation and amortization	(6,690,698)	(6,012,609)
Total	$1,676,931	$1,615,223

During the three and six months ended June 30, 2017 and depreciation expense was $343,075 and $671,129. During the three and six months ended June 30, 2016, depreciation expense was $327,200 and $633,468, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of June 30, 2017:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(2,352,000)	$6,468,000	$220,500
Technology, NetSeer	5 years	3,600,000	(300,000)	3,300,000	300,000
Customer list, all other	10 years	1,610,000	(858,688)	751,312	80,502
Trade names, ALOT	5 years	960,000	(960,000)	—	32,000
Customer relationships, NetSeer	20 years	570,000	(11,875)	558,125	11,875
Domain websites (2)	5 years	447,030	(307,639)	139,391	39,694
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand, NetSeer	1 year	121,000	(50,417)	70,583	50,417
Non-competition agreements, NetSeer	1 year	69,000	(28,750)	40,250	28,750
Intangible assets classified as long-term		$16,587,030	$(4,869,369)	$11,717,661	$763,738

Goodwill, total	-	$9,773,842	$—	$9,773,842	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

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

Amortization expense over the next five years and thereafter is as follows:

2017	$797,234
2018	1,420,301
2019	1,404,468
2020	1,354,985
2021	1,350,504
Thereafter	5,000,169
Total	$11,327,661

Note 5 - Revolving credit line

The following table summarizes our revolving credit line balances as of:

	June 30, 2017	June 30, 2016
Revolving credit line - 4.75 percent at June 30, 2017 (prime plus 0.5 percent), due September 29, 2018 - current portion	$2,500,000	$—
Revolving credit line - long-term portion	2,500,000	—
Total	$5,000,000	$—

On March 1, 2012, we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 80% of eligible accounts receivable balances plus $1 million, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $1.7 million available under the revolving credit line as of June 30, 2017.

On March 27, 2017, the Company entered into the Eighth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that modified the existing Agreement. The modified terms require a monthly quick ratio of not less than .65 to 1.00 from February 1, 2017 through December 31, 2017; and a monthly quick ratio of not less than .75 to 1.00 on and after January 1, 2018; and quarterly consolidated Adjusted EBITDA shall not negatively deviate more than $300,000 from projections for the quarter ending March 31, 2017, by more than $400,000 for the quarters ending June 30, 2017, September 30, 2017, and December 31, 2017, or with respect to any quarter in 2018 and beyond, by more than 25% from projections. On July 31, 2017, the Company entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The modified terms require a monthly quick ratio of not less than .60 to 1.00 from June 1, 2017 through December 31, 2017; and a monthly quick ratio of not less than.70 to 1.00 on and after January 1, 2018; and quarterly consolidated Adjusted EBITDA of not less than 25% of the projections provided to the bank for the quarter ending June 30, 2017 and each quarter thereafter; the advance rate increases to 85%; and the non-formula availability decreases to $500,000 immediately, to $250,000 after October 15, 2017 and to zero at December 31, 2017. In addition, the finance charge for outstanding advances increases by 25 basis points and by 75 basis points for outstanding advances on the non-formula availability until the Company reports two consecutive months of positive Adjusted EBITDA. The revolving line of credit is effective to September 2018. While we periodically utilize our line of credit for operating needs, as of June 30, 2017, the balance of the revolving line of credit was $5.0 million. We were in compliance with all bank covenants as of June 30, 2017.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2017	December 31, 2016
Accrued marketing costs	$1,718,829	$1,622,737
Accrued expenses and other	543,662	289,435
Accrued payroll and commission liabilities	482,035	250,000
Accrued sales allowance	250,000	250,000
Contingent stock due for acquired domains, current portion	147,029	222,477
Capital leases, current portion	57,359	31,210
Deferred Arkansas grant, current portion	8,979	13,468
Accrued taxes	4,522	10,313

Total	$3,212,415	$2,689,640

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	June 30, 2017	December 31, 2016
Deferred rent	$144,285	$163,165
Capital leases, less current portion	35,791	—
Accrued taxes, less current portion	13,763	$13,763
Contingent stock due for acquired domains, less current portion	—	147,029
Deferred Arkansas grant, less current portion	—	2,471
Total	$193,839	$326,428

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

Note 8 – Income Taxes

We have a deferred tax liability of $3,738,500 as of June 30, 2017, related to intangible assets acquired in March 2012.

We also have a net deferred tax asset of approximately $31,331,248. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of June 30, 2017.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”) and 2017 Equity Compensation Plan ("2017 ECP"). Option and RSUs vesting periods are generally up to three years.

Compensation Expense

For the three and six months ended June 30, 2017, we recorded stock-based compensation expense for all equity incentive plans of $293,825 and $586,159, respectively. For the three and six months ended June 30, 2016, we recorded stock-based compensation expense for all equity incentive plans of $327,110 and $686,448. Total compensation cost not yet recognized at June 30, 2017 was $2,042,117 to be recognized over a weighted-average recognition period of 1.2 years.

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

On February 7, 2017, we granted certain former NetSeer employees service RSUs totaling 186,828 shares with a weighted average fair value of $1.65 per share which vest annually over a three year period.

On February 15, 2017, we granted an employee 20,520 RSUs with a weighted average fair value of $1.62 which fully vest on August 6, 2017.

On April 1, 2017, we granted members of our board of directors a total of 116,280 RSUs with a weighted average fair value of $1.29 a share which fully vest on March 31, 2018.

On June 19, 2017, we granted an employee service and performance RSUs totaling 125,000 RSUs with a weighted average fair value of $1.04 per share. The service RSUs vest annually over a three year period. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually over a three year period.

On June 19, 2017, we granted certain former NetSeer employees service and performance RSUs totaling 400,000 shares with a weighted average fair value of $1.04 per share. The service RSUs vest annually over a three year period. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP as of June 30, 2017:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	125,000	—	1,875,000	2,000,000
2010 ECP	250,498	1,377,685	2,466,068	41,694	4,135,945
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,502,685	3,416,153	1,916,694	7,099,778
(*) Expired June 2015

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though our operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the six months ended June 30, 2017, we recorded a net loss of $1,109 due to a charge from a service provider. For the three and six months end June 30, 2016, respectively, we recorded a net loss of $1,757 and net income of $353, which were due to adjustments of certain accrued liabilities.

Note 11 - Earnings per Share

During the three and six month periods ended June 30, 2017 and June 30, 2016, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $129,717 and $237,016 for the three and six months ended June 30, 2017 and $44,357 and $93,387 for the three and six months ended June 30, 2016, respectively.

Minimum future lease payments under non-cancelable operating leases as of June 30, 2017 are:

2017	$198,568
2018	402,593
2019	410,115
2020	372,926
2021	239,090
2022	162,706
Total	$1,785,998

As part of the NetSeer asset acquisition, Inuvo assumed the office space lease that served as NetSeer's headquarters in Sunnyvale, CA. The lease is for 15,717 square feet and will cost approximately $95,000 for the remaining term of the lease which will expire in July 2017. In June 2017, we entered into an agreement to lease 4,801 square feet of office space commencing on July 17, 2017. The lease has a term of five years and will cost approximately $216,000 during its first year.  After the first year the lease payment will increase by 3% per annum.

Note 13 - NetSeer Acquisition

On February 6, 2017, we entered into an Asset Purchase Agreement to acquire the assets of NetSeer, Inc. Under the terms of the agreement, we acquired substantially all of the assets of NetSeer, and assumed certain liabilities and personnel obligations, in exchange for 3,529,000 shares of our common stock. Of this amount, 529,350 shares were deposited into escrow with our counsel under the terms of an escrow agreement pending possible post-closing adjustments in the purchase price related to working capital and audited financial statement adjustments, as well as in connection with possible indemnification claims post-closing. The operating results of this acquisition have been included in the consolidated statements of operations since the acquisition date. As a result of the business acquisition, the Company recognized goodwill in the amount of $4,013,034. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from acquiring NetSeer's assembled workforce in addition to other synergies gained from integrating NetSeer's operations into the Company’s consolidated structure. The Company incurred approximately $350,000 in acquisition related costs, which are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The purchase includes the assumption of gross customer accounts receivable totaling $2,292,485. The Company estimates that most of these receivables will be collected. Therefore, the receivables are recorded at the estimated fair value, which equals the gross contractual amount. Specifically identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, NetSeer revenue totaling approximately $5.2 million since the acquisition date is included in the consolidated statements of operations.

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

Note 15 - Related Party Transactions

For the three and six months ended June 30, 2017, the Company received a total of $29,156 and $64,142, respectively, and for the three and six months ended June 30, 2016, $25,156 and $50,312, respectively, from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

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

In February 2017, we acquired the assets of NetSeer which allowed us to advance our technology strategy while increasing both the number of advertisers and publishers within the Inuvo MarketPlace. We exchanged 3,529,000 shares of Inuvo common stock and assumed approximately $6.8 million of specified liabilities to acquire the assets. Of this amount, 529,350 shares were deposited into escrow with our counsel under the terms of an escrow agreement pending possible post-closing adjustments in the purchase price related to working capital and audited financial statement adjustments, as well as in connection with possible indemnification claims post-closing (See Note 13 to the unaudited consolidated financial statements appearing elsewhere in this report).

We are focused on growth and expect to generate a positive cash flow for the long term. We expect to continue to make strategic investments principally in these areas; marketing technology that helps drive traffic to our owned websites; ad-units that perform better for publishers; demand technology that optimizes advertiser choices; supply technology that optimizes publisher yield; and audience targeting technology that improves the alignment of advertising with consumer and yield.

Through December 31, 2016, we reported our business as two segments. Both business segments recognize revenue identically. Virtually all the revenue generated within digital publishing comes from our advertising technology. Operationally, these websites are no different from any other website we serve ads to and in this regard, have always been managed internally as an additional source of supply for our ad serving technology. As a result, starting in the first quarter of 2017, we began reporting as a single segment. We believe this will bring more clarity to shareholders.

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

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Net Revenue	$18,271,181	$15,648,912	$2,622,269	16.8%	$35,487,043	$34,379,361	$1,107,682	3.2%
Cost of Revenue	7,620,743	3,971,086	3,649,657	91.9%	15,512,466	8,256,356	7,256,110	87.9%
Gross Profit	$10,650,438	$11,677,826	(1,027,388)	(8.8%)	$19,974,577	$26,123,005	$(6,148,428)	(23.5)%

Net Revenue

Net revenue for the second quarter 2017 was $2.6 million higher than the same quarter last year and $1.1 million higher for the first half of the year compared to 2016. The revenue increases are attributable to $3.3 million and $5.2 million of additional revenue from direct media sales and image based advertising from a business we acquired in February 2017, for the second quarter and first half of 2017, respectively, partially offset by lower revenue in both periods from owned and operated supply side properties like alot.com,

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers, application owners and ad-exchanges that host advertisements we serve. The increase in the cost of revenue in the second quarter 2017 and the first half of 2017 compared to the same periods in 2016 is due in large part to both higher revenue in the 2017 periods and a change in revenue mix with lower revenue in the 2017 periods generated from owned and operated websites which has virtually no cost of revenue. This trend is expected to continue for the remainder of the fiscal year.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Marketing costs	$7,493,273	$9,408,411	$(1,915,138)	(20.4%)	$13,960,584	$20,474,077	$(6,513,493)	(31.8)%
Compensation	2,301,696	1,577,950	723,746	45.9%	4,689,407	3,322,718	$1,366,689	41.1%
Selling, general and administrative	2,165,180	1,298,310	866,870	66.8%	4,283,298	2,530,048	$1,753,250	69.3%
Operating expenses	$11,960,149	$12,284,671	$(324,522)	(2.6%)	$22,933,289	$26,326,843	$(3,393,554)	(12.9)%

Overall, our operating expenses for the three and six months ended June 30, 2017, decreased compared to the same periods in 2016.

Marketing costs include those expenses required to attract traffic to our websites. The decrease in marketing costs in the three and six months ended June 30, 2017 compared to the same periods in the prior year was due to a reduction in costs associated with driving traffic to owned and operated properties in favor of an increased focus on either direct or indirect supply side traffic relationships with publishers.

Compensation expense increased $723,746 and $1,366,689 for the three and six month periods ended June 30, 2017, respectively, as compared to the same periods in 2016, due primarily to an increase in the number of employees. Our total employment, both full-time and part-time, was 92 at June 30, 2017 compared to 72 at the same time last year. The increase is primarily due to the addition of 21 employees who joined from the NetSeer acquisition in February. We expect compensation expense to increase, though moderately, in the coming quarters as we hire additional developers and sales personnel to support the anticipated growth.

Selling, general and administrative expenses increased approximately $867,000 and $1.8 million for the three and six month periods ended June 30, 2017, respectively, as compared to the same periods in 2016. The first half year increase was primarily due to $264,000 of transaction costs related to the NetSeer asset acquisition as well as to increases primarily associated with the acquisition including $599,000 higher IT costs, $333,000 higher depreciation and amortization expense, $159,000 higher travel and entertainment expense, $164,000 doubtful account reserve, and $156,000 higher facilities expense. These expenses are expected to decrease in future quarters as we continue to integrate the NetSeer operations.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility, increased in the periods of 2017 compared to the same periods in 2016 because of a higher average outstanding loan balance and higher interest rates this year compared to last year.

Income from discontinued operations

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the six months ended June 30, 2017, we recorded a net loss of $1,109 due to a charge from a service provider. For the three and six months end June 30, 2016, respectively, we recorded a net loss of $1,757 and net income of $353, which were due to adjustments of certain accrued liabilities.

Liquidity and Capital Resources

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender (see Note 5). The amendment provided for the collateral of the assets acquired from NetSeer and modified a number of financial covenants. On July 31, 2017, we entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The amendment changed certain financial ratios, definitions, the advance rate, the finance charge and the non-formula availability. As of June 30, 2017, the outstanding balance of the revolving line of credit was $5.0 million and had approximately $1.7 million in additional availability. The $5 million draw-down of the revolving line of credit was necessary to pay off the acquired NetSeer debt of approximately $2 million and to fund working capital needs of the acquired business.

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

Cash Flows - Operating

Net cash used in operating activities was $2,838,986 during the six months ended June 30, 2017. We reported a net loss of $3,075,425, which included non-cash expenses; depreciation and amortization expense of $1,434,867 and stock-based compensation expense of $586,159. The change in operating assets and liabilities during the six months ended June 30, 2017 was a net use of cash of $1,939,496 primarily due to a change in the accounts payable balance of $3,428,398 partially offset by a change in the accounts receivable balance of $2,059,830 largely due to the working capital needs of the NetSeer business. Our terms are such that we generally collect receivables prior to paying trade payables, however with the NetSeer acquisition, we have a higher percentage of media sales that typically have terms equal to or greater than the related payables. We expect to grow the media sales business and therefore, expect to have a greater need for working capital funding. We believe the current revolving line of credit facility is adequate to fund working capital needs for the next twelve months.

During the comparable period in 2016, cash provided by operating activities was $450,903 from a net loss of $200,554, which included several non-cash expenses; depreciation and amortization of $1,102,056, stock-based compensation of $686,448.

Cash Flows - Investing

Net cash used in investing activities was $384,935 and $695,484 for the six months ended June 30, 2017 and 2016, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $2,957,828 during 2017 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the NetSeer acquisition.

In 2016, net cash used in financing activities was $37,830.

Off Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2017, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the second quarter of 2017, Yahoo! accounted for 69.1% and Google accounted for 10.8% of our revenues and during the same period 2016 they accounted for 65.3% and 33.3%, respectively. For the six month period ended June 30, 2017, Yahoo! accounted for 72.2% and Google accounted for 11.8% and during the same period 2016 they account for 62.3% and 35.6%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. our original lender, under which we had $5.0 million in debt outstanding and $1.7 million of available credit as of June 30, 2017. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In June 2017, we entered into an agreement to lease 4,801 square feet of office space in The Almaden in San Jose, California from KBSIII Almaden Financial Plaza, LLC.  The lease commended July 17, 2017, has a term of five years and will cost approximately $216,000 during its first year.  After the first year the lease payment will increase by 3% per annum.

On July 31, 2017, we entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The amendment changed certain financial ratios, definitions, the advance rate, the finance charge and the non-formula availability.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.27	Google Services Agreement effective March 1, 2017 by and between Vertro, Inc. and Google Inc. (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K/A filed June 7, 2017)***
10.28	Lease Agreement, dated June 5, 2017, with KBSIII ALMADEN FINANCIAL PLAZA, LLC.*
10.29	Ninth Business Financing Modification Agreement, dated August 7, 2017, with Bridge Bank N.A.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
1010.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Inuvo, Inc.

August 8, 2017	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 8, 2017	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer