Form 10-Q
period 2017-09-30
Inuvo, Inc.
filed 2017-11-01
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	October 27, 2017
Common Stock	28,480,659

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo!, Google and OpenX;

•	dependence on relationships with distribution partners, and on the introduction of new products and services, which require significant investment;

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets;

•	dependence on our ability to effectively market and attract traffic;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	vulnerability to a downturn and to uncertainty in global economic conditions;

•	integration of our recent NetSeer asset acquisition;

•	requirement to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas;

•	the dilutive impact to our stockholders from outstanding restricted stock grants, warrants and options; and

•	the seasonality of our business.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "third quarter 2017" means for the three months ended September 30, 2017, "third quarter 2016" means for the three months ended September 30, 2016, “2016” means the fiscal year ended December 31, 2016 and "2017" means the fiscal year ending December 31, 2017. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2017 (Unaudited) and December 31, 2016

	2017	2016
Assets
Current assets
Cash	$2,901,965	$3,946,804
Accounts receivable, net of allowance for doubtful accounts of $161,789 and $23,000, respectively.	9,976,903	7,586,129
Prepaid expenses and other current assets	347,707	293,113
Total current assets	13,226,575	11,826,046
Property and equipment, net	2,233,183	1,615,223
Other assets
Goodwill	9,773,842	5,760,808
Intangible assets, net of accumulated amortization	11,319,044	8,343,876
Other assets	96,070	15,186
Total other assets	21,188,956	14,119,870
Total assets	$36,648,714	$27,561,139

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,761,983	$9,280,779
Accrued expenses and other current liabilities	2,936,116	2,689,640
Revolving credit line - current portion	5,000,000	—
Total current liabilities	19,698,099	11,970,419

Long-term liabilities
Deferred tax liability	3,738,500	3,738,500
Other long-term liabilities	485,405	326,428
Total long-term liabilities	4,223,905	4,064,928

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 28,989,416 and 25,300,189, respectively; outstanding shares 28,664,354 and 24,923,662, respectively	29,042	25,300
Additional paid-in capital	135,596,357	130,418,413
Accumulated deficit	(121,582,959)	(117,521,362)
Treasury stock, at cost - 325,062 and 376,527 shares, respectively	(1,315,730)	(1,396,559)
Total stockholders' equity	12,726,710	11,525,792
Total liabilities and stockholders' equity	$36,648,714	$27,561,139

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$20,311,502	$17,485,087	$55,798,545	$51,864,448
Cost of revenue	9,649,295	5,136,242	25,161,761	13,392,598
Gross profit	10,662,207	12,348,845	30,636,784	38,471,850
Operating expenses
Marketing costs	7,161,905	9,921,395	21,122,489	30,395,472
Compensation	2,363,901	1,650,474	7,053,308	4,973,192
Selling, general and administrative	2,025,254	1,229,177	6,308,552	3,759,225
Total operating expenses	11,551,060	12,801,046	34,484,349	39,127,889
Operating loss	(888,853)	(452,201)	(3,847,565)	(656,039)
Interest expense, net	(97,318)	(25,729)	(212,922)	(71,784)
Loss from continuing operations before taxes	(986,171)	(477,930)	(4,060,487)	(727,823)
Income tax expense	—	43,013	—	91,999
Net loss from continuing operations	(986,171)	(434,917)	(4,060,487)	(635,824)
Net income (loss) from discontinued operations	—	171,844	(1,109)	172,197
Net loss	(986,171)	(263,073)	(4,061,596)	(463,627)

Per common share data
Basic and diluted:
Net loss from continuing operations	$(0.03)	$(0.02)	$(0.14)	$(0.03)
Net income from discontinued operations	—	0.01	—	0.01
Net loss	$(0.03)	$(0.01)	$(0.14)	$(0.02)

Weighted average shares
Basic	28,553,055	24,694,566	28,030,902	24,571,271
Diluted	28,553,055	24,694,566	28,030,902	24,571,271

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(4,061,596)	$(463,627)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,239,498	1,658,352
Stock based compensation	923,072	1,002,044
Provision of doubtful accounts	138,789	5,800
Amortization of financing fees	19,200	19,200
Adjustment of European liabilities related to discontinued operations	1,109	(176,988)
Change in operating assets and liabilities:
Prepaid expenses and other assets	81,485	143,485
Accounts payable	(1,099,692)	(2,030,096)
Accrued expenses and other liabilities	(967,553)	(349,869)
Accounts receivable	(237,078)	680,281
Net cash (used in) provided by operating activities	(2,962,766)	488,582
Investing activities:
Net cash received from NetSeer asset acquisition	235,763	—
Purchases of equipment and capitalized development costs	(1,062,811)	(929,380)
Net cash used in investing activities	(827,048)	(929,380)
Financing activities:
Net proceeds on revolving credit line	5,000,000	—
Payoff of NetSeer debt acquired	(2,015,577)	—
Net taxes paid on RSU grants exercised	(97,376)	(140,742)
Payments on capital leases	(97,300)	(37,553)
Treasury stock repurchase	(44,772)	—
Net cash provided by (used in) financing activities	2,744,975	(178,295)
Net change – cash	(1,044,839)	(619,093)
Cash, beginning of year	3,946,804	4,257,204
Cash, end of period	$2,901,965	$3,638,111
Supplemental information:
Interest paid	$180,796	$55,085
Income taxes paid	$—	$26,000
Non cash investing and financing activities:
NetSeer stock issuance (See Note 13)	$4,459,244	$—
Purchase of property and equipment under capital lease	$523,518	$—
Stock issuance for partial settlement of contingent liability	$—	$300,001
Write-down of domain names and corresponding contingent liability	$222,477	$46,367

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Company Overview

We develop technology that connects advertisers with consumers through interactions with Inuvo ad-units on websites and apps across devices. The Inuvo MarketPlace provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and slideshows. We target ads to consumers using our proprietary IntentKey machine learning technology that includes a database of 580 million machine profiles, of which 180 million are updated each week. We earn revenue when consumers view and click on our ads. We touch 80% of all US households weekly. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second.

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

We are focused on growth and expect to generate a positive cash flow in the long term. We expect to continue to make strategic investments principally in these areas: marketing technology that helps drive traffic to our owned websites; ad-units that perform better for publishers; demand technology that optimizes advertiser choices; supply technology that optimizes publisher yield; and audience targeting technology that improves the alignment of advertising with consumer and yield.

Liquidity

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 5). The amendment, while providing continued access to the revolving line of credit up to $10 million through September 2018, included the collateral acquired in the NetSeer asset acquisition and modified certain financial covenants. On July 31, 2017, we entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The amendment changed certain financial ratios, definitions, the advance rate, the finance charge and the non-formula availability. As of September 30, 2017, the balance of the revolving line of credit was $5.0 million and had approximately $3.6 million of available credit. Though the revolving line of credit and cash generated by operations is expected to provide sufficient cash for operations over the next twelve months, we may still elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. To date, we have not taken down any sales from this shelf registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

During September 2017, 45,900 shares of our common stock were repurchased in the open market at an average price of $.97 per shares under the Company’s current share repurchase program, which was announced on December 9, 2016 and authorizes the repurchase of the Company’s common stock totaling $500,000. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

Customer concentration

In 2017, we generated the majority of our revenue from three Demand side customers, Yahoo!, Google, and OpenX as noted below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Yahoo!	62.1%	67.3%	68.5%	64.0%
OpenX	12.9%	—%	7.4%	—%
Google	8.9%	31.3%	10.8%	34.2%
Total	83.9%	98.6%	86.7%	98.2%

At September 30, 2017, these three customers accounted for 77.1% of our gross accounts receivable balance. As of December 31, 2016, Yahoo! and Google accounted for 98.6% of our gross accounts receive balance. The reduction in the Yahoo! and Google concentration is the result of additional sources of Demand, primarily due to the asset acquisition in February 2017.

Though the Yahoo! and Google concentration is declining as a percentage of overall revenue, we still source the majority of our
Demand through these relationships where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables.

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

We also generate a portion of our revenue from advertisers and exchanges on a CPM (cost per thousand impressions) basis. Using the Inuvo technology to reach targeted audiences, we serve ads to publisher inventory that is available from our proprietary network, owned websites and lastly, through exchanges. Publishers use our technology to monetize their inventory. We generally recognize CPM revenue upon fulfilling all or part of our contractual obligations, subject to satisfying all other revenue recognition criteria, including (i) persuasive evidence of an existing arrangement, (ii) delivery having occurred or services having been rendered, (iii) the fees being fixed or determinable, and (iv) collectability being reasonably assured. We generally bill and collect the full purchase price of impressions from advertisers.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017. The Company plans to adopt this guidance on January 1, 2018. The Company has identified its population of contracts and has begun its assessment of performance obligations and calculation of transaction price for each contract.  The Company is in the process of evaluating the quantitative and qualitative impact the adoption will have on its accounting policies and related disclosures.

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2017	December 31, 2016
Furniture and fixtures	$288,536	$241,876
Equipment	1,468,776	811,948
Capitalized internal use and purchased software	7,131,442	6,132,626
Leasehold improvements	444,507	441,382
Subtotal	9,333,261	7,627,832
Less: accumulated depreciation and amortization	(7,100,078)	(6,012,609)
Total	$2,233,183	$1,615,223

During the three and nine months ended September 30, 2017 depreciation expense was $406,014 and $1,077,143, respectively. During the three and nine months ended September 30, 2016, depreciation expense was $325,236 and $958,704, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of September 30, 2017:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(2,462,250)	$6,357,750	$330,750
Technology, NetSeer	5 years	3,600,000	(480,000)	3,120,000	480,000
Customer list, all other	10 years	1,610,000	(898,939)	711,061	120,753
Trade names, ALOT	5 years	960,000	(960,000)	—	32,000
Customer relationships, NetSeer	20 years	570,000	(19,000)	551,000	19,000
Domain websites (2)	5 years	447,030	(321,130)	125,900	53,185
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand, NetSeer	1 year	121,000	(80,667)	40,333	80,667
Non-competition agreements, NetSeer	1 year	69,000	(46,000)	23,000	46,000
Intangible assets classified as long-term		$16,587,030	$(5,267,986)	$11,319,044	$1,162,355

Goodwill, total	-	$9,773,842	$—	$9,773,842	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

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

Amortization expense over the next five years and thereafter is as follows:

2017	$398,617
2018	1,420,301
2019	1,404,468
2020	1,354,985
2021	1,350,504
Thereafter	5,000,169
Total	$10,929,044

Note 5 - Revolving credit line

The following table summarizes our revolving credit line balances as of:

	September 30, 2017	December 31, 2016
Revolving credit line - 5.0 percent at September 30, 2017 (prime plus 0.75 percent), due September 29, 2018 - current portion	$5,000,000	$—
Total	$5,000,000	$—

On March 1, 2012, we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 85% of eligible accounts receivable balances plus $500,000, up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice. We had approximately $3.6 million available under the revolving credit line as of September 30, 2017.

On March 27, 2017, the Company entered into the Eighth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that modified the existing Agreement. The modified terms require a monthly quick ratio of not less than .65 to 1.00 from February 1, 2017 through December 31, 2017; and a monthly quick ratio of not less than .75 to 1.00 on and after January 1, 2018; and quarterly consolidated Adjusted EBITDA shall not negatively deviate more than $300,000 from projections for the quarter ending March 31, 2017, by more than $400,000 for the quarters ending June 30, 2017, September 30, 2017, and December 31, 2017, or with respect to any quarter in 2018 and beyond, by more than 25% from projections. On July 31, 2017, the Company entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The modified terms require a monthly quick ratio of not less than .60 to 1.00 from June 1, 2017 through December 31, 2017; and a monthly quick ratio of not less than.70 to 1.00 on and after January 1, 2018; and quarterly consolidated Adjusted EBITDA of not less than 25% of the projections provided to the bank for the quarter ending June 30, 2017 and each quarter thereafter; the advance rate increases to 85%; and the non-formula availability decreases to $500,000 immediately, to $250,000 after October 15, 2017 and to zero at December 31, 2017. In addition, the finance charge for outstanding advances increases by 25 basis points and by 75 basis points for outstanding advances on the non-formula availability until the Company reports two consecutive months of positive Adjusted EBITDA. The revolving line of credit is effective to September 2018. While we periodically utilize our line of credit for operating needs, as of September 30, 2017, the balance of the revolving line of credit was $5.0 million. We were in compliance with all bank covenants as of September 30, 2017.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2017	December 31, 2016
Accrued marketing costs	$1,518,998	$1,622,737
Accrued expenses and other	575,544	289,435
Accrued sales allowance	250,000	250,000
Accrued payroll and commission liabilities	217,598	250,000
Capital leases, current portion	212,692	31,210
Contingent stock due for acquired domains, current portion (see Note 7)	147,029	222,477
Accrued taxes	8,643	10,313
Deferred Arkansas grant, current portion	5,612	13,468
Total	$2,936,116	$2,689,640

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	September 30, 2017	December 31, 2016
Capital leases, less current portion	$333,311	$—
Deferred rent	138,331	163,165
Accrued taxes, less current portion	13,763	13,763
Contingent stock due for acquired domains, less current portion	—	147,029
Deferred Arkansas grant, less current portion	—	2,471
Total	$485,405	$326,428

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

Note 8 – Income Taxes

We have a deferred tax liability of $3,738,500 as of September 30, 2017, related to intangible assets acquired in March 2012.

We also have a net deferred tax asset of approximately $31,331,248. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of September 30, 2017.

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

Compensation Expense

For the three and nine months ended September 30, 2017, we recorded stock-based compensation expense for all equity incentive plans of $336,913 and $923,072, respectively. For the three and nine months ended September 30, 2016, we recorded stock-based compensation expense for all equity incentive plans of $315,596 and $1,002,044. Total compensation cost not yet recognized at September 30, 2017 was $1,580,437 to be recognized over a weighted-average recognition period of 1.0 years.

Significant Grants and Cancellations

On July 27, 2015 and August 4, 2015, we granted certain employees service and performance RSUs totaling 965,500 shares with a weighted average fair value of $3.03 per share. The service RSUs vest annually over a three year period, commencing in July 2016, at the rate of 25% of the grant in year one and year two and the remaining 50% of the grant vesting on the third anniversary of the grant date. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date. On July 27, 2017, August 4, 2017, and August 11, 2017, the second measurement period targets were achieved and the number of shares issued totaled 294,152 with a weighted average fair value of $1.00.

On February 7, 2017, we granted former NetSeer employees service RSUs totaling 186,828 shares with a weighted average fair value of $1.65 per share which vest annually over a three year period.

On February 15, 2017, we granted a former NetSeer employee 20,520 RSUs with a weighted average fair value of $1.62 which fully vested on August 7, 2017.

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

On July 7, 2017, we granted an employee 20,000 RSUs with a weighted average fair value of $1.02 which vest annually over a three year period.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP as of September 30, 2017:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	125,000	—	1,875,000	2,000,000
2010 ECP	250,498	1,046,761	2,780,740	504,019	4,582,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,171,761	3,730,825	2,379,019	7,545,851
(*) Expired June 2015

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though our operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the nine months ended September 30, 2017, we recorded a net loss of $1,109 due to a charge from a service provider. For the three and nine months end September 30, 2016, we recorded a net income of $171,844 and $172,197, respectively, which were due to adjustments of certain accrued liabilities.

Note 11 - Earnings per Share

During the three and nine month periods ended September 30, 2017 and September 30, 2016, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $109,701 and $346,717 for the three and nine months ended September 30, 2017 and $42,248 and $135,635 for the three and nine months ended September 30, 2016, respectively.

Minimum future lease payments under non-cancelable operating leases as of September 30, 2017 are:

2017	$116,235
2018	466,329
2019	473,851
2020	402,138
2021	239,090
2022	162,706
Total	$1,860,349

In June 2017, we entered into an agreement with Dell Financial Services to lease computer equipment for our data centers. The lease has a term of three years and will cost approximately $173,000 over the life of the lease.

As part of the NetSeer asset acquisition, Inuvo assumed the office space lease that served as NetSeer's headquarters in Sunnyvale, CA. The lease was for 15,717 square feet and cost approximately $95,000 for the remaining term of the lease which expired in July 2017. In June 2017, we entered into an agreement to lease 4,801 square feet of office space in San Jose, CA commencing on July 17, 2017. The lease has a term of five years and will cost approximately $216,000 during its first year.  After the first year, the lease payment will increase by 3% per annum.

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

The purchase includes the assumption of gross customer accounts receivable totaling $2,292,485. The Company estimates that most of these receivables will be collected. Therefore, the receivables are recorded at the estimated fair value, which equals the gross contractual amount. Specifically identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, NetSeer revenue totaling approximately $10.0 million since the acquisition date is included in the consolidated statements of operations.

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

Note 15 - Related Party Transactions

For the three and nine months ended September 30, 2017, the Company received a total of $27,576 and $91,718, respectively, and for the three and nine months ended September 30, 2016, $27,141 and $77,453, respectively, from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We develop technology that connects advertisers with consumers through interactions with Inuvo ad-units on websites and apps across devices. The Inuvo MarketPlace provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and slideshows. We target ads to consumers using our proprietary IntentKey machine learning technology that includes a database of 580 million machine profiles, of which 180 million are updated each week. We earn revenue when consumers view and click on our ads. We touch 80% of all US households weekly. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second.

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Net Revenue	$20,311,502	$17,485,087	$2,826,415	16.2%	$55,798,545	$51,864,448	$3,934,097	7.6%
Cost of Revenue	9,649,295	5,136,242	4,513,053	87.9%	25,161,761	13,392,598	11,769,163	87.9%
Gross Profit	$10,662,207	$12,348,845	(1,686,638)	(13.7%)	$30,636,784	$38,471,850	$(7,835,066)	(20.4)%
Net Revenue

Net revenue for the third quarter 2017 was $2.8 million higher than the same quarter last year and $3.9 million higher than the first nine months of 2017 compared to the same period last year. The revenue increases are attributable to the direct media and image based advertising operations from the business acquired in February 2017. These sources provided $4.8 million and $10.0 million in the third quarter and first nine months of 2017, respectively, partially offset by a planned lower revenue from owned web properties. We expect to grow direct media and image based advertising revenues faster than revenue from owned web properties which we anticipate will improve operating results.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The increase in the cost of revenue in the third quarter 2017 and the first nine months of 2017 compared to the same periods in 2016 is due in large part to higher revenue in the 2017 periods and to a change in revenue mix with lower revenue in the 2017 periods from owned websites which have virtually no cost of revenue. This trend is expected to continue for the remainder of the fiscal year.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Marketing costs	$7,161,905	$9,921,395	$(2,759,490)	(27.8%)	$21,122,489	$30,395,472	$(9,272,983)	(30.5)%
Compensation	2,363,901	1,650,474	713,427	43.2%	7,053,308	4,973,192	$2,080,116	41.8%
Selling, general and administrative	2,025,254	1,229,177	796,077	64.8%	6,308,552	3,759,225	$2,549,327	67.8%
Operating expenses	$11,551,060	$12,801,046	$(1,249,986)	(9.8%)	$34,484,349	$39,127,889	$(4,643,540)	(11.9)%

Overall, our operating expenses for the three and nine months ended September 30, 2017, decreased compared to the same periods in 2016.

Marketing costs include those expenses required to attract traffic to our owned web properties. The decrease in marketing costs in the three and nine months ended September 30, 2017 compared to the same periods in the prior year was due to a reduction in costs associated with driving traffic to owned web properties in favor of an increased focus on either direct or indirect supply side traffic relationships with publishers.

Compensation expense increased $713,427 and $2,080,116 for the three and nine month periods ended September 30, 2017, respectively, as compared to the same periods in 2016, due primarily to an increase in the number of employees. Our total employment, both full-time and part-time, was 90 at September 30, 2017 compared to 70 at the same time last year. The increase is primarily due to the addition of 18 employees from the Netseer asset acquisition in February 2017. We expect compensation expense to increase, though moderately, in the coming quarters as we hire additional developers and sales personnel to support the anticipated growth.

Selling, general and administrative expenses increased $796,078 and $2,549,327 for the three and nine month periods ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase in the three month period ended September 30, 2017 compared to the same three month period last year was primarily due additional operating expenses of the NetSeer asset acquisition including $403,000 in IT costs, $352,000 in depreciation and amortization expense, and $64,000 in travel and entertainment expense. The higher selling, general and administrative expense in the nine months period ended September 30, 2017 compared to the same nine month period last year was primarily due to the additional operating expense of the NetSeer asset acquisition in February 2017 and to the $350,000 in transaction cost. In 2018, we expect quarterly selling, general and administrative expense to be relatively flat.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility, increased in the periods of 2017 compared to the same periods in 2016 because of a higher average outstanding revolving credit line balance and higher interest rates this year compared to last year.

Income from discontinued operations

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the nine months ended September 30, 2017, we recorded a net loss of $1,109 due to a charge from a service provider. For the three and nine months ended September 30, 2016, we recorded net income of $171,844 and $172,197, respectively, which were due to adjustments of certain accrued liabilities.

Liquidity and Capital Resources

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender (see Note 5). The amendment provided for the collateral of the assets acquired from NetSeer and modified a number of financial covenants. On July 31, 2017, we entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The amendment changed certain financial ratios, definitions, the advance rate, the finance charge and the non-formula availability. As of September 30, 2017, the outstanding balance of the revolving line of credit was $5.0 million and had approximately $3.6 million in additional availability. The $5 million draw-down of the revolving line of credit was necessary to pay off the acquired NetSeer debt of approximately $2 million and to fund working capital needs of the acquired business.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. To date, we have not taken down any sales from this shelf registration statement. Though we believe the revolving line of credit and cash generated by operations will provide sufficient cash for operations over the next twelve months, we may still elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

During September 2017, 45,900 shares of our common stock were repurchased at an average price of $.97 per shares under the Company’s current share repurchase program, which was announced on December 9, 2016 and authorizes the repurchase of the Company’s common stock totaling $500,000. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

Cash Flows - Operating

Net cash used in operating activities was $2,962,766 during the nine months ended September 30, 2017. We reported a net loss of $4,061,596, which included non-cash expenses; depreciation and amortization expense of $2,239,498 and stock-based compensation expense of $923,072. The change in operating assets and liabilities during the nine months ended September 30, 2017 was a net use of cash of $2,222,838 primarily due to a change in the accounts payable balance of $1,099,692 and the accounts receivable balance of $237,078 largely due to the working capital needs of the business related to the NetSeer asset acquisition closed in February 2017. Our terms are such that we generally collect receivables prior to paying trade payables, however with the NetSeer acquisition, we have a higher percentage of media sales that typically have payment terms greater than the terms of related payables. We expect to grow the media sales business and therefore, expect to have a greater need for working capital funding. We believe the current revolving line of credit facility is adequate to fund working capital needs for the next twelve months.

During the comparable period in 2016, cash provided by operating activities was $488,582 from a net loss of $463,627, which included several non-cash expenses; depreciation and amortization of $1,658,352, stock-based compensation of $1,002,044.

Cash Flows - Investing

Net cash used in investing activities was $827,048 and $929,380 for the nine months ended September 30, 2017 and 2016, respectively. Cash used in investing activities during both periods primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $2,744,975 during 2017 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the NetSeer asset acquisition. In 2016, net cash used in financing activities was $178,295.

Off Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2017, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on three customers for a significant portion of our revenues. We are reliant upon Yahoo!, Google and OpenX for most of our revenue. During the third quarter of 2017, Yahoo! accounted for 62.1% , Google accounted for 8.9% and OpenX account for 12.9% of our revenues and during the same period 2016 Yahoo! and Google accounted for 67.3% and 31.3%, respectively. For the nine month period ended September 30, 2017, Yahoo! accounted for 68.5%, Google accounted for 10.8% and OpenX accounted for 7.4% and during the same period 2016 Yahoo! and Google accounted for 64.0% and 34.2%, respectively. Since our acquisition of the NetSeer assets in February 2017 which allowed us to advance our technology strategy while increasing both the number of advertisers and publishers within the Inuvo MarketPlace, we have begun generating a significant portion of our net revenues through OpenX. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. our original lender, under which we had $5.0 million in debt outstanding and $3.6 million of available credit as of September 30, 2017. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During September 2017, we repurchased 45,900 shares of our common stock in the open market at an average price of $.97 per shares under our current share repurchase program, which was announced on December 9, 2016 and authorizes the repurchase of our common stock totaling $500,000. Under the authorization, we may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 1, 2017	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 1, 2017	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer