Form 10-K
period 2017-12-31
Inuvo, Inc.
filed 2018-02-08
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $24.4 million.

As of February 2, 2018, there were 28,618,580 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days of the year ended December 31, 2017, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo!, OpenX, Google and other demand partners;

•	dependence on relationships with supply partners and the introduction of new products and services, which require significant investment;

•	dependence on our ability to effectively market and attract traffic to our sites;

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	the seasonality of our business;

•	vulnerability to publishers who could fabricate clicks;

•	vulnerability to a downturn and to uncertainty in global economic conditions;

•	requirement to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas; and

•	the dilutive impact to our stockholders from outstanding restricted stock grants and options.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2016” means the fiscal year ended December 31, 2016, "2017" means the fiscal year ended December 31, 2017, and “2018” means the fiscal year ending December 31, 2018. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. The Inuvo Exchange provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and slideshows. We target ads to consumers using our proprietary IntentKey, a form of artificial intelligence ("AI") that uses the Internet as a source of information. The result of the AI includes a database of over 500 million machine profiles, of which over 100 million are updated each week. We use this AI as the means to develop and deliver online audiences to our advertisers. We earn revenue when consumers view and/or click on our ads. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second. Collectively, our technology platforms facilitate the buying and selling of media in a manner that positions Inuvo as an advertising exchange.

Our intellectual property is protected by fifteen issued and eight pending patents. We count among our many contractual relationships, three clients who collectively manage over 50% of all US digital advertising budgets. Included within our Supply portfolio is a collection of owned websites such as alot.com and earnspendlive.com, where we create content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test ad-tech, while also delivering high quality consumers to advertisers through interaction with proprietary content in the form of images, videos, slideshows and the written word.

Products and Services

The Inuvo Exchange is digital marketplace that allows advertisers and publishers the opportunity to buy and sell advertising space in real time. The Exchange includes the following products and services:

•	ValidClick: A software as a service and delivery platform for publishers that offers a pay-per-click solution where advertisements are targeted to consumers based on content and behaviors.

•
Digital Publishing: Branded web properties like ALOT.com, earnspendlive.com, search4answers.com and many more with content developed, edited and published by Inuvo in categories like health, finance, travel, entertainment, careers, education, lifestyle and automotive.

•	Visual Monetization Platform ("VMP"): A Supply Side Platform ("SSP") that offers publishers numerous forms of monetization both visually (images and video) and within or surrounding content.

•	IntentKey: A consumer intent recognition system designed to reach highly targeted mobile and desktop In-Market audiences with precision.

•
Audience Delivery Solutions: Inuvo’s audience delivery solution is a campaign management and optimization service for advertisers that uses the IntentKey and our proprietary Demand Side Platform (“DSP”).

•
MYAP: A proprietary online affiliate management solution that provides advertisers with the ability to sign up, manage and track the activities of publishers through a privately-branded platform with full data transparency. Typically, each MYAP customer is supported by a customized software implementation.

Key Relationships

We maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisers from which most of our ValidClick and Digital Publishing revenue originates. When an advertisement is clicked, we effectively sell that click to these partners who then sell it to the advertisers. We maintain multi-year service contracts with both companies. The Yahoo! Agreement continues through May 31, 2018 and the Google agreement through February 28, 2019. We also have a contract with OpenX that provides access to thousands of advertisers from which a large part of our VMP and Audience Delivery Solution revenue originates. Typically, an advertiser from the OpenX network pays when an advertisement we serve is viewed. In 2017, these three customers accounted for 86.5% of our total revenue.

In addition to our key customer relationships, we maintain important distribution relationships with owners and publishers of websites and mobile applications. Through our relationship with Yahoo! we provide these partners with advertisements through which they monetize their websites and mobile applications. We continuously monitor our partners' traffic with a variety of proprietary and patent protected software tools that can determine the quality of the traffic that is viewing and clicking on served advertisements.

Strategy

Our business strategy has been to develop technologies that displace intermediaries while cultivating relationships that provide access to media spend and media inventory. In this regard, we have proprietary demand and supply side technologies, consumer targeting technologies, on-page or in-app ad-unit technologies, unique data, and advertising fraud detection technologies. We have both direct and indirect relationships at some of the largest media buyers and/or consolidators in the industry. For our core business, this strategy implies a more direct line of site to advertisers and consumers.

Our competitive position requires a strategy that allows us to provide the absolute best solutions to publishers for monetization of their content. To accelerate the time to market for technology that accomplishes this goal and to gain competitive reconnaissance, we have developed a set of owned and operated digital properties. These websites provide the means to test advertising technology in a controlled environment which in turn reduces the time to market for the introduction of those technologies. The strategy has the added benefit of providing a high quality directly controlled source of advertising inventory which can be adapted to meet demand and supply changes in near real time.

Our industry is currently in a consolidation phase. Our business strategy aligns with this trend as it is by design an end-to-end complete approach to the value chain. We evaluate acquisition candidates as opportunities arise that have either advertisers or advertising relationships we do not possess or publishers or publishing partners with whom we do not currently have a relationship.

Our device strategy is to become screen agnostic. We will continue to develop technologies that allow us to distribute ads across any medium.

Sales and Marketing

We drive general awareness of our brands through various marketing channels including our websites, social media, blogs, public relations, trade shows, conferences and similar means. Sales and Marketing for our products differs based on whether they are demand or supply facing.

The demand side of our business includes sales executives who create demand from agencies, trading desks and brands directly. Leveraging our IntentKey technology to highlight our differentiation, our sales executives explain how we identify the most relevant content and audiences, allowing us to target these consumers when they are most prone to engage / respond / subscribe / tune-in and watch. Our product organization fulfills the business development initiatives that cement profitable relationships with programmatic demand partners, who are incorporated into our stack to drive monetization for our publishing partners.

The supply side of our business includes sales executives who sell to publishers directly. Creating differentiation, they explain our unique ability to create incremental revenue streams for publishers through our custom placements and unique approach to maximizing yield while preserving user experience.

Both demand and supply relationships require account management/campaign management, plus operations teams, who ensure that publisher implementations are successful, advertising campaigns deliver anticipated results and clients’ expectations are exceeded.

Competition

We face significant competition in our industry. Competitors continue to increase their suite of offerings across marketing channels to better compete for total advertising dollars.

A significant number of competitors have greater name recognition and are better capitalized than we are. Our ability to remain competitive in our market segment depends upon our ability to be innovative and to efficiently provide unique solutions to our demand and supply customers. There are no assurances we will be able to remain competitive in our markets in the future.

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic elements our products are built on are components from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading open source software projects such as Apache Web Server, MySQL, Java, Perl, Java and Linux. By seeking to strike the proper balance between using commercially available software and open source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

We strive to build high-performance, availability and reliability into our product offerings. We safeguard against the potential for service interruptions at our third-party technology vendors by engineering controls into our critical components. We deliver our hosted solutions from facilities, geographically disbursed throughout the United States and maintain ready, on-demand services through third-party cloud providers Microsoft Azure and Amazon Web Services to enhance our business continuity. Our applications are monitored 24 hours a day, 365 days a year by specialized monitoring systems that aggregate alarms to a human-staffed network operations center. If a problem occurs, appropriate engineers are notified, and corrective action is taken.

Intellectual Property Rights

We own intellectual property (IP) and related IP rights that relate to our products, services and assets. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets.  While our IP rights are important to our success, our business as a whole is not significantly dependent on any single patent, trademark, or other IP right.

Our trademarks include the U.S. Federal Registration for our consumer facing brand ALOT® in the United States.  Our patents include fifteen patents issued by the United States Patent and Trademark Office (“USPTO”) and eight pending patent applications.

To distinguish our products and services from our competitors’ products, we have obtained trademarks and trade names for our products. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Employees

As of January 31, 2018, we had 80 full-time employees, none of which are covered by a collective bargaining agreement.
Seasonality

Our future results of operations may be subject to fluctuation because of seasonality. Historically, in the later part of the fourth quarter and the earlier part of the first quarter we experience lower revenue due to a decline in demand for inventory on websites and apps and the recalibrating of advertiser’s marketing budgets after the holiday selling season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

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

In February 2017, we entered into an Asset Purchase Agreement with NetSeer, Inc. ("NetSeer") which allowed us to advance our technology strategy while increasing both the number of advertisers and publishers within the Inuvo Exchange. We exchanged 3,529,000 shares of Inuvo common stock and assumed approximately $6.8 million of specified liabilities in this business combination (See Note 15).

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

We rely on three customers for a significant portion of our revenues. We are reliant upon Yahoo!, Google and OpenX for most of our revenue. During 2017 they accounted for 66.7%, 10.4% and 9.4% of our revenues, respectively, and in 2016 accounted for 68.6%, 29.7% and 0% of our revenues. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

We would likely experience a significant decline in revenue and our business operations could be significantly harmed if (i) these customers do not approve our new websites, publishers and / or applications, (ii) if we or our publishers violate their guidelines or they change their guidelines, or (iii) if our contracts with these customers are terminated or expire without being renewed. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. Our contracts with each of these customers contain broad termination provisions and our Yahoo! contract expires in May 2018, our Google contract expires in February 2019 and our OpenX contract is terminable on twenty-four hours notice. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

We are dependent upon relationships with and the success of our supply partners. Our supply partners are very important to our success. We must recruit and maintain partners who are able to drive traffic successfully to their websites and mobile applications, resulting in clicks on advertisements we have delivered. These partners may experience difficulty in attracting and maintaining users for a number of reasons, including competition, rapidly changing markets and technology, industry consolidation and changing consumer preferences. Further, we may not be able to further develop and maintain relationships with distribution partners. They may be able to make their own deals directly with advertisers, may view us as competitors or may find our competitors offerings more desirable. Any of these potential events could have a material adverse effect on our business, financial position and results of operations.

The success of our owned sites is dependent on our ability to acquire traffic in a profitable manner. Our ALOT-branded websites are dependent on our ability to attract traffic in a profitable manner. We use a predictive model to calculate the rate of return for marketing campaigns, which includes estimates and assumptions. If these estimates and assumptions are not accurate, we may not be able to effectively manage our marketing decisions and could acquire traffic in an unprofitable manner. In addition, we may not be able to maintain and grow our traffic for a number of reasons, including, but not limited to, acceptance of our websites by consumers, the availability of advertising to promote our websites, competition, and sufficiency of capital to purchase advertising. We advertise on search engine websites to drive traffic to our owned and operated websites. Our keyword advertising is done primarily with Google and Facebook, but also with Yahoo! and Bing. If we are unable to maintain and grow traffic to our sites in a profitable manner, it could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A. our original lender, under which we had $4.9 million in debt outstanding as of December 31, 2017. The credit facility matures in September 2018 and while we believe we will be able to renew with substantially similar terms and conditions, there are no assurances that we will be able to renew. In that event, our liquidity in future periods would be materially adversely impacted. In addition, the credit facility contains a number of covenants that requires us to, among other things:

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

Failure to comply with federal, state and international privacy and data security laws and regulations, or the expansion of current or the enactment of new privacy and data security laws or regulations, could adversely affect our business. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices, and internationally the European Union’s new General Data Protection Regulation (GDPR) goes into effect in May 2018. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. The existing and soon to be enacted privacy and data security related laws and regulations are evolving and subject to potentially differing interpretations. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, including the GDPR, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

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

A downturn or uncertainty in global economic conditions may have a significant negative effect on our access to credit and our ability to raise capital and may impact our business, operating results or financial condition. A future downturn or uncertainty in global economic conditions, may result in significant reductions in, and heightened credit quality standards for, available capital and liquidity from banks and other providers of credit and substantial reductions and/or fluctuations in equity and currency values worldwide, which may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all. Moreover, deteriorated economic conditions, or the threat of a prolonged recessionary period, may cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy and have a negative impact on the levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers, such as advertisers, may delay or decrease spending with us or may not pay us or may delay paying us for previously performed services. In addition, if consumer spending decreases, this may result in fewer clicks on our advertisers’ ads displayed on our or our partner websites.

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. As of December 31, 2017, the grant required we have 50 employees located in Arkansas and on December 31, 2017 we had 50 employees located in Arkansas.
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

Significant dilution will occur if outstanding warrants and options are exercised or restricted stock unit grants vest. As of December 31, 2017, we had stock options outstanding to purchase a total of 264,246 shares with exercise prices ranging from $0.56 to $3.70 per share, with a weighted average exercise price of $2.84. We also had 1,071,538 restricted stock units outstanding. If outstanding stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant. See Note 2 to the Consolidated Financial Statements for more details.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in Little Rock, Arkansas where we entered into a five-year agreement to lease office space on October 1, 2015. The lease is for 12,245 square feet. We also have office space in San Jose, CA where in June 2017, we entered into a five-year agreement to lease 4,801 square feet of office space.

In addition to our office space, we maintain data center operations in third-party collocation facilities in Little Rock, AR and San Jose, CA.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE American under the symbol "INUV."  The following table sets forth the reported high and low prices for our common stock for the following periods.

	High	Low
Year Ended December 31, 2017:
First Quarter	$1.74	$1.21
Second Quarter	$1.39	$0.96
Third Quarter	$1.24	$0.88
Fourth Quarter	$1.12	$0.70
Year Ended December 31, 2016
First Quarter	$2.77	$1.67
Second Quarter	$2.13	$1.33
Third Quarter	$1.78	$1.05
Fourth Quarter	$2.31	$1.00

As of February 2, 2018, the last reported sale price of the common stock on NYSE American was $0.83 and there were approximately 408 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the normal course of business if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to pay the dividends, or if we were to be dissolved at the time of distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Our board of directors has complete discretion on whether to pay dividends subject to compliance with applicable Nevada law. Even if our board of directors decides to pay dividends, the form, the frequency, and the amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. While our board of directors will make any future decisions regarding dividends, as circumstances surrounding us change, it currently does not anticipate that we will pay any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers(1)

The following tabular summary reflects the Company’s share repurchase activity during the year ended December 31, 2017. All shares were purchased under the Company’s share repurchase program, which was announced on December 9, 2016 and authorizes the repurchase of the Company’s common stock totaling $500,000. Under the authorization, the Company may purchase shares from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. However, the timing and amount of such purchases, if any, would be at the discretion of management and would depend upon market conditions and other considerations. The repurchase plan terminated on November 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - December 31	45,900	$0.98	45,900	$—
Total	45,900		45,900	—

Recent Sales of Unregistered Securities

None.
ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. The Inuvo Exchange provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and slideshows. We target ads to consumers using our proprietary IntentKey, a form of artificial intelligence ("AI") that uses the Internet as a source of information. The result of the AI includes a database of over 500 million machine profiles, of which over 100 million are updated each week. We use this AI as the means to develop and deliver online audiences to our advertisers. We earn revenue when consumers view and/or click on our ads. We touch 80% of all US households weekly. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second. Collectively, our technology platforms facilitate the buying and selling of media in a manner that positions Inuvo as an advertising exchange.

Our intellectual property is protected by fifteen issued and eight pending patents. We count among our many contractual relationships, three clients who collectively manage over 50% of all US digital advertising budgets. Included within our Supply portfolio is a collection of owned websites such as alot.com and earnspendlive.com, where we create content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test ad-tech, while also delivering high quality consumers to advertisers through interaction with proprietary content in the form of images, videos, slideshows and the written word.

2017 Overview

2017 was a strong year for Inuvo, Inc. Leading into 2017, we laid the foundation for a transformational acquisition that would fuel continued growth in revenue and margin while opening opportunities to leverage a new set of machine learning technologies (the Intent Key) with applicability throughout our business and markets. During 2017, we:

•	Grew revenue by 11% and gross profits, net of traffic acquisition costs ("TAC"), by 30%.

•	Acquired the assets of NetSeer Inc. growing revenue in that business from $0.8 million in the month of February 2017 to $1.9 million in December 2017.

•	Opened a new development and support office in San Jose, CA.

•	Entered partnerships with Microsoft Bing and OpenX.

•	Hired a Chief Revenue Officer who built a Media and Publisher Sales and Account Management organization.

•	Began developing relationships in China that could result in media spend in the USA.

•	Continued the migration to mobile, going from 52.4% mobile in 2016 to 62.1% in 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited financial statements for 2017 and 2016 appearing elsewhere in this report.

Results of Operations

	For the Years Ended December 31,
	2017	2016	Change	% Change
Net Revenue	$79,554,493	$71,530,102	$8,024,391	11.2%
Cost of Revenue	36,669,543	21,364,795	15,304,748	71.6%
Gross Profit	$42,884,950	$50,165,307	(7,280,357)	(14.5%)
Marketing Cost (TAC)	$28,578,401	$39,195,653	(10,617,252)	(27.1%)
Gross Profit adjusted for Marketing Cost (TAC)	$14,306,549	$10,969,654	3,336,895	30.4%

Net revenue

Net revenue for the year ended December 31, 2017 was $79.6 million compared to $71.5 million for the year ended December 31, 2016. The increase was primarily due to growth in the business acquired in February 2017. Revenue from the acquired business line grew from $0.8 million in its first month of operations, February 2017 to $1.9 million in December 2017. We expect the new business line to continue to fuel Company growth into the future. Revenue from our ValidClick business, serving advertisements to publisher partners, increased 25% in 2017 compared to 2016. Revenue from our Digital Publishing business declined as we redirected resources and investment to the acquired business which has higher gross margins. The fourth quarter is traditionally the highest revenue quarter of the year. In 2017, the fourth quarter revenue was $23.8 million, 21% greater than the same quarter in 2016. The higher revenue in this year’s fourth quarter is attributable primarily to the new business line.

Cost of Revenue

Cost of revenue is primarily generated by payments to website and application publishers who host our advertisements. The increase in cost of revenue in 2017 compared to 2016 is due to with the higher revenue from the acquired business and ValidClick.

Operating Expenses

	For the Year Ended December 31,
	2017	2016	Change	% Change
Marketing costs (TAC)	$28,578,401	$39,195,653	$(10,617,252)	(27.1%)
Compensation	10,200,117	6,830,338	3,369,779	49.3%
Selling, general and administrative	8,342,906	4,996,482	3,346,424	67.0%
Operating expenses	$47,121,424	$51,022,473	$(3,901,049)	(7.6%)

Operating expenses decreased in the twelve months ended December 31, 2017 as compared to the same period of the prior year.

Marketing costs or TAC include those expenses required to attract traffic to our owned web properties. The decrease in marketing costs in the twelve months ended December 31, 2017 was a strategy initiated at the beginning of 2017 in anticipation of the acquisition in February 2017. This strategy was designed to focus resources and investment towards a higher growth and gross margin (after TAC) business at the expense of growth in another business line at lower gross margin.

Compensation expense increased 49.3% in the twelve months ended December 31, 2017 due primarily to an increase in the number of employees. The higher headcount is primarily due to the additional employees from the February 2017 acquisition. Our total employment, both full-time and part-time, was 89 at December 31, 2017 compared to 72 at the same time last year. We expect compensation expense to increase, though moderately, in the coming quarters as we hire additional developers and sales personnel to support the anticipated growth.

Selling, general and administrative costs were $8.3 million, an increase of 67.0% over 2016. The primary reasons for the higher cost in the twelve months ended December 31, 2017 compared to the same period last year is due to the acquisition in February 2017. Among the higher 2017 expenses compared to 2016 were IT costs approximately $1.3 million higher; amortization and depreciation expense approximately $852,000 higher; facilities cost approximately $290,000 higher and travel and entertainment costs approximately $255,000 higher. We expect selling, general and administrative costs to decrease in 2018.

Interest Expense, net

Interest expense, net, which represents interest expense on the bank credit facility, was higher in 2017 compared to the same periods in 2016 because of a higher average outstanding revolving credit line balance and higher interest rates this year compared to last year.

Income tax benefit

In 2017, we recognized an income tax benefit of $1,498,076 due to the passing of the Tax Cuts and Jobs Act in December 2017. The new law reduced corporate income tax rates from 35% to 21%. As a result, the deferred tax assets and liabilities recorded in the consolidated balance sheet were reevaluated at the new tax rates. Both the deferred tax assets and the deferred tax liabilities were reduced. The decrease in the deferred tax liability resulted in the one-time tax benefit.

In 2016, we recognized an income tax benefit of $29,260.

Income (loss) from Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements made it necessary to have a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As a result, for the twelve months ended December 31, 2017, we recognized a net loss from discontinued operations of $1,109 due to a charge from a service provider. As of December 31, 2016, we recorded a net income of $155,287 due primarily to the adjustment of certain accrued liabilities. No further charges or adjustments are expected.

Liquidity and Capital Resources

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 6, "Revolving credit line"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2018, included the collateral acquired in the NetSeer asset acquisition and modified certain financial covenants. On July 31, 2017, we entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The amendment changed certain financial ratios, definitions, the advance rate, the finance charge and the non-formula availability. As of December 31, 2017, the balance of the revolving line of credit was $4.9 million and had approximately $3.7 million in availability. The credit facility matures in September 2018.

During September 2017, 45,900 shares of our common stock were repurchased in the open market at an average price of $.98 per shares under the Company’s current share repurchase program and were subsequently retired, which was announced on December 9, 2016. The program authorized the repurchase of the Company’s common stock totaling $500,000. The program terminated on November 30, 2017.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace an existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. To date, we have not taken down any sales from this shelf registration statement. Though we believe the revolving line of credit and its expected renewal, as well as cash generated by operations, will provide sufficient cash for operations over the next twelve months, we may still elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Cash Flows - Operating

Net cash used in operating activities was $1,148,281 during 2017. We reported a net loss of $3,057,700, which included a deferred income tax benefit of $1,406,600 due to the recent change in tax legislation. Additional non-cash expenses included were depreciation and amortization of $3,029,801 and stock-based compensation of $1,279,807. The change in operating assets and liabilities was a net use of cash of $1,396,224 primarily due to a change in the accounts payable balance by $437,241 and the accounts receivable balance by $1,216,611 largely due to the working capital needs of the business acquired in February 2017. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales, which are part of the acquired business, typically have slower payment terms than the terms of related payables. We expect to grow the media sales business and therefore, expect to have a greater need for working capital funding. We believe the revolving line of credit and its expected renewal will be adequate to fund working capital needs for the next twelve months.

During 2016, cash provided by operating activities was $1,053,019. We reported a net loss of $772,584, which included the non-cash expenses of depreciation and amortization of $2,209,738 and stock-based compensation expenses of $1,264,266. The change in operating assets and liabilities was a net use of cash of $1,441,713.

Cash Flows - Investing

Net cash used in investing activities was $1,322,930 and $1,116,371 for 2017 and 2016, respectively. Cash used in investing activities in both years has primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $2,609,093 during 2017 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the NetSeer asset acquisition.

During 2016, net cash used in financing activities was $247,048.

Off Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2017, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2017 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2018 Annual Meeting of Shareholders to be filed on or prior to April 30, 2018 (the “Proxy Statement”) and is incorporated herein by this reference or is included in Part I under “Executive Officers of the Company.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-21.

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

10.31	Seventh Business Financing Modification Agreement, dated December 9, 2016 with Bridge Bank N.A. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016).
10.32	Google Services Agreement, dated February 28, 2017 (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016).
10.33
Eight Business Financing Modification Agreement dated March 27, 2017 by and among Western Alliance Bank, Inuvo, Inc., BabytoBee LLC, Kowabunga Marketing, Inc., Vertro, Inc. and Alot, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2017).

10.34
Asset Purchase Agreement dated February 6, 2017 by and among Inuvo, Inc., NetSeer Acquisition, Inc. and NetSeer, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2017).

10.35
Escrow Agreement dated February 6, 2017 by and among Inuvo, Inc., NetSeer Acquisition, Inc., NetSeer, Inc. and Pearlman Law Group LLP (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2017).

10.36	Registration Rights Agreement dated February 6, 2017 by and among Inuvo, Inc. and NetSeer, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 7, 2017).
10.37	Google Services Agreement effective March 1, 2017 by and between Vertro, Inc. and Google Inc. (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K/A filed June 7, 2017)***
10.38	Lease Agreement, dated June 5, 2017, with KBSIII ALMADEN FINANCIAL PLAZA, LLC. (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2017).
10.39	Ninth Business Financing Modification Agreement, dated August 7, 2017, with Bridge Bank N.A. (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2017).
21.1	Subsidiaries of the Registrant (incorporated by reference to Form 10-K for the year ended December 31, 2016).*
23.1	Consent of Mayer Hoffman McCann P.C.*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Inuvo, Inc.

February 8, 2018	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	February 8, 2018
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	February 8, 2018
Wallace D. Ruiz

/s/ G. Kent Burnett	Director	February 8, 2018
G. Kent Burnett

/s/ Gordon J. Cameron	Director	February 8, 2018
Gordon J. Cameron

/s/ Charles D. Morgan	Director	February 8, 2018
Charles D. Morgan

/s/ Charles L. Pope	Director	February 8, 2018
Charles L. Pope

/s/ Patrick Terrell	Director	February 8, 2018
Patrick Terrell

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (“Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2009.
February 8, 2018
Clearwater, Florida

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2017	2016
Assets
Current assets
Cash	$4,084,686	$3,946,804
Accounts receivable, net of allowance for doubtful accounts of $83,789 and $23,000, respectively	10,759,250	7,586,129
Unbilled revenue	4,330	8,644
Prepaid expenses and other current assets	395,861	284,469
Total current assets	15,244,127	11,826,046
Property and equipment, net	2,306,279	1,615,223
Other assets
Goodwill	9,853,342	5,760,808
Intangible assets, net of accumulated amortization	10,808,018	8,343,876
Other assets	36,070	15,186
Total other assets	20,697,430	14,119,870
Total assets	$38,247,836	$27,561,139

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,614,053	$9,280,779
Revolving credit line	4,900,000	—
Accrued expenses and other current liabilities	2,887,816	2,689,640
Total current liabilities	21,401,869	11,970,419

Long-term liabilities
Deferred tax liability	2,331,900	3,738,500
Other long-term liabilities	426,725	326,428
Total long-term liabilities	2,758,625	4,064,928

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 28,994,981 and 25,300,189 respectively; outstanding shares 28,618,454 and 24,923,662, respectively	28,996	25,300
Additional paid-in capital	136,033,967	130,418,413
Accumulated deficit	(120,579,062)	(117,521,362)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	14,087,342	11,525,792
Total liabilities and stockholders' equity	$38,247,836	$27,561,139

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,

	2017	2016
Net revenue	$79,554,493	$71,530,102
Cost of revenue	36,669,543	21,364,795
Gross profit	42,884,950	50,165,307
Operating expenses
Marketing costs (TAC)	28,578,401	39,195,653
Compensation	10,200,117	6,830,338
Selling, general and administrative	8,342,906	4,996,482
Total operating expenses	47,121,424	51,022,473
Operating loss	(4,236,474)	(857,166)
Interest expense, net	(318,193)	(99,965)
Loss from continuing operations before taxes	(4,554,667)	(957,131)
Income tax benefit	1,498,076	29,260
Loss from continuing operations	(3,056,591)	(927,871)
Net (loss) income from discontinued operations	(1,109)	155,287
Net loss	$(3,057,700)	$(772,584)

Per common share data
Basic and diluted
Net loss from continuing operations	$(0.11)	$(0.04)
Net income from discontinued operations	—	0.01
Net loss	$(0.11)	$(0.03)

Weighted average shares
Basic	28,155,320	24,660,995
Diluted	28,155,320	24,660,995

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2015	24,375,881	$24,752	$129,081,029	$(116,748,778)	$(1,396,559)	$10,960,444
Net loss	—	—	—	(772,584)	—	(772,584)
Stock-based compensation	—	—	1,264,266	—	—	1,264,266
Treasury Stock Repurchase	(15,883)	(16)	(22,483)	—	—	(22,499)
Stock issued for vested restricted stock awards	396,997	397	(397)	—	—	—
Contingent stock issuance	166,667	167	299,834	—	—	300,001
Taxes withheld on vested restricted stock	—	—	(203,836)	—	—	(203,836)
Balances as of December 31, 2016	24,923,662	$25,300	$130,418,413	$(117,521,362)	$(1,396,559)	$11,525,792
Net loss	—	—	—	(3,057,700)	—	(3,057,700)
Stock-based compensation	—	—	1,279,807	—	—	1,279,807
Stock issued for vested restricted stock awards	309,057	309	22,200	—	—	22,509
NetSeer acquisition	3,529,000	3,529	4,455,715	—	—	4,459,244
Shares withheld for taxes on vested restricted stock			(97,539)	—	—	(97,539)
Treasury Stock Retirement	(143,265)	(142)	(44,629)	—		(44,771)
Balances as of December 31, 2017	28,618,454	$28,996	$136,033,967	$(120,579,062)	$(1,396,559)	$14,087,342

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016

	2017	2016
Operating activities:
Net loss	$(3,057,700)	$(772,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,029,801	2,209,738
Stock based compensation	1,279,807	1,264,266
Write-off of publisher payable	315,137	—
Provision for doubtful accounts	60,789	5,800
Amortization of financing fees	25,600	25,600
Adjustment of European liabilities related to discontinued operations	1,109	(176,988)
Deferred income taxes	(1,406,600)	(61,100)
Change in operating assets and liabilities:
Accounts payable	437,241	(622,548)
Prepaid expenses and other assets	52,687	219,656
Accounts receivable and unbilled revenue	(1,216,611)	(583,082)
Accrued expenses and other liabilities	(669,541)	(420,875)
Other	—	(34,864)
Net cash (used in) provided by operating activities	(1,148,281)	1,053,019

Investing activities:
Net cash received from NetSeer asset acquisition	235,763	—
Purchases of equipment and capitalized development costs	(1,558,693)	(1,116,371)
Net cash used in investing activities	(1,322,930)	(1,116,371)

Financing activities:
Net proceeds on revolving line of credit	4,900,000	—
Prepaid financing fees	25,600	25,600
Payoff of NetSeer debt acquired	(2,015,577)	—
Payments on capital leases	(158,782)	(46,313)
Net taxes paid on RSU grants exercised	(97,376)	(203,836)
Treasury Stock Repurchase	(44,772)	(22,499)
Net cash provided by (used in) financing activities	2,609,093	(247,048)

Net change – cash	137,882	(310,400)
Cash, beginning of year	3,946,804	4,257,204
Cash, end of year	$4,084,686	$3,946,804

Supplemental information:
Interest paid	$268,960	$72,751
Income taxes paid, net of refund	$—	$26,000
Non-cash investing and financing activities:
NetSeer asset acquisition (See Note 15)	$4,459,244	$—
Purchase of property and equipment under capital lease	$530,407
Write-down of domain names due to settlement of contingent liability	$369,506	$43,367
Stock issuance for partial settlement of contingent liability	$—	$300,001

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2017 and 2016

Note 1 – Organization and Business

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. The Inuvo Exchange provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and slideshows. We target ads to consumers using our proprietary IntentKey, a form of artificial intelligence ("AI") that uses the Internet as a source of information. The result of the AI includes a database of over 500 million machine profiles, of which over 100 million are updated each week. We use this AI as the means to develop and deliver online audiences to our advertisers. We earn revenue when consumers view and/or click on our ads. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second. Collectively, our technology platforms facilitate the buying and selling of media in a manner that positions Inuvo as an advertising exchange.

Our intellectual property is protected by 15 issued and eight pending patents. We count among our many contractual relationships, three clients who collectively manage over 50% of all US digital advertising budgets. Included within our Supply portfolio is a collection of owned websites such as alot.com and earnspendlive.com, where we create content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test ad-tech, while also delivering high quality consumers to advertisers through interaction with proprietary content in the form of images, videos, slideshows and the written word.

Liquidity

On March 27, 2017, we amended our Business Financing Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 6, "Revolving credit line"). The renewal provided continued access to the revolving line of credit up to $10 million through September 2018, included the collateral acquired in the NetSeer asset acquisition and modified certain financial covenants. On July 31, 2017, we entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The amendment changed certain financial ratios, definitions, the advance rate, the finance charge and the non-formula availability. As of December 31, 2017, the balance of the revolving line of credit was $4.9 million and had approximately $3.7 million in availability.

During September 2017, 45,900 shares of our common stock were repurchased in the open market at an average price of $.98 per share under the Company’s current share repurchase program and subsequently retired. The program was announced on December 9, 2016 and authorized the repurchase of the Company’s common stock totaling $500,000. The program terminated on November 30, 2017.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace an existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. To date, we have not taken down any sales from this shelf registration statement. Though we believe the revolving line of credit and its expected renewal, as well as cash generated by operations, will provide sufficient cash for operations over the next twelve months, we may still elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

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

Revenue recognition - In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from
Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this guidance on January 1, 2018 using the modified retroactive approach and elected to apply the new guidance only to contracts that were not complete as of the date of adoption. The cumulative impact to retained earnings was not material. We developed a project plan for the implementation of the guidance including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We do not anticipate a material impact to revenue recognition except for revenue disclosures within the consolidated financial statements.

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

Effective January 1, 2018, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Most of our revenue is generated from clicks on advertisements presented on our properties or those of our partners. We recognize revenue from clicks in the period in which the click occurs. Payments to partners who display advertisements on our behalf are recognized as cost of revenue. We also recognize revenue from serving impressions when we complete all or a part of an order from an advertiser. The revenue is recognized in the period that the impression is served.

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

Marketing costs - Marketing costs or Traffic Acquisition Costs ("TAC") include the purchase of sponsored listings from search engines and is our primary method of attracting consumers to our owned and operated applications and websites. We expense these costs as incurred and present them as a separate line item in operating expenses in the consolidated statements of operations.

Property and equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and improvements are capitalized while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from accounts and the net gain or loss is reflected as an operating expense in the consolidated statements of operations.

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,503,449 and $1,279,030, respectively, for the years ended December 31, 2017 and 2016.

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

We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

We determined there was no impairment of goodwill during 2017 and 2016.

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

As a result of our acquisition of Vertro, Inc. ("Vertro") in March 2012, we recognized an asset for the customer relationship with Google of $8,820,000 and assigned it a useful life of 20 years. A primary reason for acquiring Vertro was its relationship with Google. Up to the time of the acquisition, we principally had access to the Yahoo! inventory of advertisements. Among the many valuable assets acquired in the Vertro transaction was this Google relationship and the access it provided to an enormous inventory of advertisements. In addition, we acquired the ALOT brand, whose products are monetized through Google and has historically produced a better margin than monetization through Yahoo!. In determining the useful life of this asset, we considered the strategic importance of Vertro's strong relationship with Google. Vertro and its predecessor company had contracts and successful renewals with Google that date back to 2006. The Google contract has been extended through February 28, 2019. We expect the relationship with Google to continue through the 20-year amortization period and beyond.

At the time of the Vertro acquisition, we engaged a third party valuation service to determine the fair value of the acquired assets. At the close of the 2017 and 2016 fiscal years, we again engaged a third party valuation service to reassess the fair value of the acquired assets.

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

In May 2015, we purchased two domain websites and recorded the purchase at $715,874. In 2017, we determined that the seller would not meet the specific performance target for the second and third years and therefore, we adjusted the carrying value of the intangible asset to $300,000.

We recorded no impairment of intangible assets during 2017 or 2016.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. In 2017, we recognized an income tax benefit of $1,498,076 due to the passing of the Tax Cuts and Jobs Act in December 2017. The new law reduced corporate income tax rates from 35% to 21%. As a result, the deferred tax assets and liabilities recorded in the consolidated balance sheet were reevaluated at the new tax rates. Both the deferred tax assets and the deferred tax liabilities were reduced. The decrease in the deferred tax liability resulted in the one-time tax benefit.
We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2017 and 2016.

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

Treasury Stock - The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock we acquire in the market. In December 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $500,000 of our outstanding common stock. The stock repurchase program expired on November 30, 2017. During December 2016, we purchased 15,883 shares of treasury stock with a weighted average exercise price of $1.42. In October 2017, we purchased and subsequently retired 45,900 shares of treasury stock with a weighted average exercise price of $0.98.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2017 and 2016 and therefore, shares associated with stock options, warrants and restricted stock are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

Operating segments - In accordance with ASC 280 - Segment reporting, segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, its chief executive officer, reviews financial information presented on a consolidated basis and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by the Company’s chief executive officer, the Company operates as one reportable segment. Most net revenue is earned in the United States and all long-lived assets are located in the United States.

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

Concentration of credit risk - We are exposed to concentrations of risk primarily in cash and cash equivalents and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents with high credit quality financial institutions in order to limit the amount of credit exposure. At times, deposits may exceed FDIC limits. We do not require collateral from our customers, but our credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

Customer concentrations - At December 31, 2017, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. These customers combined owed approximately 71.3% of our gross accounts receivable balance as of December 31, 2017. The same two customers accounted for 76.1% of our revenue for the years ended December 31, 2017.

In 2016, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. These customers combined owed approximately 98.6% of our gross accounts receivable balance as of December 31, 2016. The same two customers accounted for 98.3% of our revenue for the years ended and December 31, 2016.

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

Additional accounting pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The company adopted this guidance January 1, 2017 and it did not have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash
Receipts and Cash Payments. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after
December 15, 2017, and interim periods within those fiscal years. The company adopted this guidance effective January 1, 2018 and it does expect to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2017 and 2016:

	2017	2016
Balance at the beginning of the year	$23,000	$17,200
Provision for bad debts	63,000	6,557
Charge-offs	(2,211)	(874)
Recoveries	—	117
Balance at the end of the year	$83,789	$23,000

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2017 and 2016 was as follows:

	2017	2016
Furniture and fixtures	$288,536	$241,876
Equipment	1,509,464	811,948
Software	7,582,181	6,132,626
Leasehold improvements	455,850	441,382
Subtotal	$9,836,031	$7,627,832
Less: accumulated depreciation and amortization	(7,529,752)	(6,012,609)
Total	$2,306,279	$1,615,223

Note 5 – Intangible Assets and Goodwill

During 2017 and 2016, we evaluated our intangible assets and goodwill for impairment at the reporting unit level. We performed our impairment testing with the assistance of a third-party valuation firm. No indication of impairment was noted.

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2017:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2017 Amortization

Customer list, Google	20 years	$8,820,000	$(2,572,500)	$6,247,500	$441,000
Technology, NetSeer	5 years	3,600,000	(660,000)	2,940,000	660,000
Customer list, all other	10 years	1,610,000	(939,190)	670,810	161,004
Trade names, ALOT	5 years	960,000	(960,000)	—	32,000
Customer relationships, NetSeer	20 years	570,000	(26,125)	543,875	26,125
Domain websites (2)	5 years	300,001	(300,001)	—	32,056
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand, NetSeer	1 year	121,000	(110,917)	10,083	110,917
Non-competition agreements, NetSeer	1 year	69,000	(63,250)	5,750	63,250
Intangible assets classified as long-term		$16,440,001	$(5,631,983)	$10,808,018	$1,526,352

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill from continuing operations as of December 31, 2016:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2016 Amortization
Customer list, Google	20 years	$8,820,000	$(2,131,500)	$6,688,500	$441,000
Customer list, all other	10 years	1,610,000	(778,186)	831,814	161,004
Exclusivity agreement	1 year	120,000	(120,000)	—	—
Trade names, ALOT	5 years	960,000	(928,000)	32,000	192,000
Domain websites (2)	5 years	669,507	(267,945)	401,562	136,704
Tradenames, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,569,507	$(4,225,631)	$8,343,876	$930,708

Goodwill, total		$5,760,808	$—	$5,760,808	$—
___________

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

(2)
In May 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over 5 years (see Note 8). In May 2016, the carrying value was adjusted by approximately $46,000 to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares. In 2017, we determined that the seller would not meet the specific performance target for the second and third years and therefore, we adjusted the carrying value of the intangible asset and associated contingent liability by $369,506.

Our amortization expense over the next five years and thereafter is as follows:

2018	$1,366,337
2019	1,350,504
2020	1,350,504
2021	1,350,504
2022	496,294
Thereafter	4,503,875
Total	$10,418,018

Note 6 - Revolving credit line

The following table summarizes our revolving credit line balance:

	December 31, 2017	December 31, 2016
Revolving credit line - 5.25 percent at December 31, 2017 (prime plus 0.75 percent), due September 29, 2018 - current portion	$4,900,000	$—
Total	$4,900,000	$—

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 85% of eligible accounts receivable balances up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of the invoice. We had approximately $3.7 million available under the credit line as of December 31, 2017.

On March 27, 2017, the Company entered into the Eighth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that modified the existing Agreement. The modified terms require a monthly quick ratio of not less than .65 to 1.00 from February 1, 2017 through December 31, 2017; and a monthly quick ratio of not less than .75 to 1.00 on and after January 1, 2018; and quarterly consolidated Adjusted EBITDA shall not negatively deviate more than $300,000 from projections for the quarter ending March 31, 2017, by more than $400,000 for the quarters ending June 30, 2017, September 30, 2017, and December 31, 2017, or with respect to any quarter in 2018 and beyond, by more than 25% from projections. On July 31, 2017, the Company entered into the Ninth Business Financing Modification Agreement with Western Alliance Bank. The modified terms require a monthly quick ratio of not less than .60 to 1.00 from June 1, 2017 through December 31, 2017; and a monthly quick ratio of not less than .70 to 1.00 on and after January 1, 2018; and quarterly consolidated Adjusted EBITDA of not less than 25% of the projections provided to the bank for the quarter ending June 30, 2017 and each quarter thereafter; the advance rate increases to 85%; and the non-formula availability decreases to $500,000 immediately, to $250,000 after October 15, 2017 and to zero at December 31, 2017. In addition, the finance charge for outstanding advances increases by 25 basis points and by 75 basis points for outstanding advances on the non-formula availability until the Company reports two consecutive months of positive Adjusted EBITDA. The revolving line of credit is effective to September 2018. While we periodically utilize our line of credit for operating needs, as of December 31, 2017, the balance of the revolving line of credit was $4.9 million. We were in compliance with all bank covenants as of December 31, 2017.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
Accrued marketing costs (TAC)	$1,107,404	$1,622,737
Accrued payroll and commission liabilities	867,634	250,000
Accrued expenses and other	624,688	289,435
Capital leases, current portion	209,940	31,210
Accrued sales allowance	50,000	250,000
Accrued taxes	25,905	10,313
Deferred Arkansas grant, current portion and accrued reserve	2,245	13,468
Contingent stock due for acquired domains, current portion	—	222,477
Total	$2,887,816	$2,689,640

Note 8 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
Capital leases, less current portion	$281,470	$—
Deferred rent	131,493	163,165
Accrued taxes, less current portion	13,762	13,763
Contingent stock due for acquired domains, less current portion	—	147,029
Deferred Arkansas grant, less current portion	—	2,471
Total	$426,725	$326,428

In June 2017, we entered into an agreement with Dell Financial Services to lease computer equipment for our data centers. The lease has a term of three years and will cost approximately $516,000 over the life of the lease (see Note 14).

In May 2015, we purchased two domain websites with a fair value of $715,874 (see Note 5). The purchase consideration is our common stock and is contingent upon the seller attaining specific performance targets over three years. In May 2016, the seller achieved the specific performance target for the first year and as a result, we issued 166,667 shares of common stock. The accrued contingent liability and the related intangible asset, domain websites, were adjusted by approximately $46,000 to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares. In 2017, we determined that the seller would not meet the specific performance target for the second and third years and therefore, we adjusted the balance of the contingent liability and associated intangible asset by $369,506.

Note 9 - Income Taxes

The provision for income taxes consists of the following:

	2017	2016
Current tax provision	$(91,477)	$5,180
Deferred tax benefit	(1,406,599)	(34,440)
Total tax benefit	$(1,498,076)	$(29,260)

In 2017, we recognized an income tax benefit of $1,498,076 due to the passing of the Tax Cuts and Jobs Act in December 2017. The new law reduced corporate income tax rates from 35% to 21%. As a result, the deferred tax assets and liabilities recorded in the consolidated balance sheets were reevaluated at the new tax rates. Both the deferred tax assets and the deferred tax liabilities were reduced. The decrease in the deferred tax liability resulted in the one-time income tax benefit.

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2017	2016
Federal statutory rate	34%	34%
State income tax rate, net of federal benefit	4%	(1%)
Permanent differences	(2%)	(2%)
Temporary differences	—%	(5%)
Impact in changes in tax law	22%	—%
Change in valuation allowance	(25%)	(22%)
	33%	4%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of December 31, 2017 and 2016.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	$29,622,135	$27,202,348
Intangible assets	1,278,900	2,239,700
Stock based expenses	1,176,900	1,484,900
Accrued expense	362,000	311,000
Deferred rent	33,400	69,300
Allowance for doubtful accounts	23,200	9,800
Other	7,200	14,200
Subtotal	32,503,735	31,331,248
Less valuation allowance	(32,503,735)	(31,331,248)
Total	—	—
Deferred tax liabilities:
Intangible assets and property and equipment	2,307,600	3,702,300
Other	24,300	26,200
Total	2,331,900	3,728,500
Total deferred tax liabilities	$(2,331,900)	$(3,728,500)

The net operating losses amounted to approximately $82,514,000 and expire beginning 2021 through 2038. Pursuant to Internal Revenue Service Code Section 382, the use of certain of the Company’s net operating loss carry forwards are limited due to a cumulative change in ownership.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2014 through 2016. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2017 and 2016.

Note 10 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”) and the 2017 Equity Compensation Plan ("2017 ECP"). Option and restricted stock unit vesting periods are generally up to three years.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $1,279,807 and $1,264,266 for the years ended December 31, 2017 and 2016, respectively. Total compensation cost not yet recognized at December 31, 2017 was $1,211,197 to be recognized over a weighted-average recognition period of 1.0 year.

Significant Grants and Cancellations

On July 27, 2015 and August 4, 2015, we granted certain employees service and performance RSUs totaling 965,500 shares with a weighted average fair value $3.03 per share. The service RSUs vest annually over a three-year period, commencing in July 2016, at the rate of 25% of the grant in year one and year two and the remaining 50% of the grant vesting on the third anniversary of the grant date. The awarding of the performance RSUs in contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date. On July 27, 2017, August 4, 2017, and August 5, 2017, the second measurement period targets were achieved and the number of shares issued totaled 294,152 with a weighted average fair value of $1.00.

On April 1, 2016, we granted members of our board of directors a total of 63,160 RSUs with a weighted average fair value of $1.90 a share which fully vest on March 31, 2017.

On November 1, 2016 we granted two new members of our board of directors a total of 22,936 RSUs with a weighted average fair value of $1.02 a share which fully vested on March 31, 2017.

On February 7, 2017, we granted former NetSeer employees service RSUs totaling 186,828 shares with a weighted average fair value of $1.65 per share which vested annually over a three year period.

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

On June 19, 2017, we granted certain former NetSeer employees service and performance RSUs totaling 400,000 shares with a weighted average fair value of $1.04 per share. The service RSUs vest annually over a three year period. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date. On December 31, 2017, the first measurement period targets were not achieved and the number of shares canceled totaled 92,487.

On July 7, 2017, we granted an employee 20,000 RSUs with a weighted average fair value of $1.02 which vest annually over a three year period.

Award Information and Activity

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), 2010 ECP and 2017 ECP plans as of December 31, 2017:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	125,000	—	1,875,000	2,000,000
2010 ECP	250,498	946,538	2,780,740	604,242	4,582,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,071,538	3,730,825	2,479,242	7,545,851
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

At December 31, 2017, the 2005 LTIP and 2010 ECP plans had 264,246 outstanding options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $2.84 and a weighted average remaining contractual term of 3.2 years.

The following table summarizes our stock option activity under the 2005 LTIP and 2010 ECP plans during 2017:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	264,246	$2.84
Granted	—	$—
Forfeited, expired or cancelled	—	$—
Exercised	—	$—
Outstanding, end of year	264,246	$2.84
Exercisable, end of year	264,246	$2.84

No options were granted during 2017 or 2016.

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

The following table summarizes our restricted stock activity for 2017:

	Restricted Stock	Weighted Average Fair Value
Outstanding, beginning of year	755,507	$2.84
Granted	868,628	$1.22
Exercised	(406,156)	$2.61
Forfeited	(146,441)	$1.15
Outstanding, end of year	1,071,538	$1.84

Note 11 – Stockholders Equity

Authorized Preferred Stock and Authorized Common Stock

On March 1, 2012, the Company filed an amendment to the Company's Articles of Incorporation increasing the number of shares of authorized common stock from 20,000,000 shares to 40,000,000.

Treasury Stock

On December 9, 2016, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $500,000 of our outstanding common stock. The stock repurchase program expired on November 30, 2017. During December 2016, we purchased 15,883 shares of treasury stock with a weighted average exercise price of $1.42. In October 2017, we purchased and subsequently retired 45,900 shares of treasury stock with a weighted average exercise price of $0.98.

Note 12 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements made it necessary to have a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As a result, for the twelve months ended December 31, 2017, we recognized a net loss from discontinued operations of $1,109 due to a charge from a service provider. As of December 31, 2016, we recorded a net income of $155,287 due primarily to the adjustment of certain accrued liabilities.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement. We match each employee's contributions to the plan up to the first four percent of the employee's annual salary. The matching contribution for the years ended December 31, 2017 and 2016 was $255,366 and $146,033, respectively.

Note 14 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was approximately $431,949 and $175,469 for the year ended December 31, 2017 and 2016, respectively.

Minimum lease payments under non-cancelable operating leases for the periods ended December 31:

Lease Payments
2018	$466,329
2019	473,851
2020	402,138
2021	239,090
2022	$162,706
Total	$1,744,114

In April 2015, we entered into a five-year agreement to lease office space in Little Rock, Arkansas commencing October 1, 2015, to serve as our headquarters. The lease is for 12,245 square feet and will cost approximately $171,000 during its first year. Thereafter, the lease payment increases by 2%.

In June 2017, we entered into an agreement with Dell Financial Services to lease computer equipment for our data centers. The lease has a term of three years and will cost approximately $173,000 over the life of the lease.

In June 2017, we entered into an agreement to lease 4,801 square feet of office space in San Jose, CA commencing on July 17, 2017. The lease has a term of five years and will cost approximately $216,000 during its first year.  Thereafter, the lease payments increase by 3%.

Capital lease obligations and future minimum lease payments under non-cancelable capital leases as of December 31, 2017 are:

Lease Payments
2018	$243,725
2019	$214,738
2020	$82,405
Total payments under capital lease obligations	$540,868
Less amount representing interest	(49,458)
Present value of capital lease obligations	491,410
Current portion of capital lease obligations	(209,940)
Capital lease obligations, net of current portion	$281,470

Assets acquired under capital lease obligations are included in property and equipment in the accompanying consolidated balance sheet. Cost and related accumulated depreciation December 31, 2017 are as follows:

	2017	2016
Equipment	$707,264	$103,609
Less accumulated depreciation	(242,169)	(69,072)
Equipment, net	$465,095	$34,537

Depreciation expense on assets under capital lease obligations was $173,097 and $34,537 for the years ended December 31, 2017 and December 31, 2016 and included in the consolidated statements of operations.

In February 2017, we acquired the assets and certain liabilities of NetSeer, Inc. including the capital lease for computer equipment with a remaining value at that time of $88,575.

In June 2017, we entered into an agreement with Dell Financial Services to lease computer equipment for our data centers. The lease has a term of three years and will cost approximately $516,000 over the life of the lease.

Note 15 - NetSeer Acquisition

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

The purchase originally included the assumption of gross customer accounts receivable totaling $2,292,485. The Company estimated that most of these receivables will be collected. Therefore, the receivables are recorded at the estimated fair value, which equals the gross contractual amount. At December 31, 2017, we determined that a receivable acquired in the acquisition was not realizable. As a result, it was written off and goodwill was increased by $79,500. At December 31, 2017, the Company completed its evaluation and determination of the assets and liabilities acquired. Specifically identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, NetSeer revenue totaling approximately $15.8 million since the acquisition date is included in the 2017 consolidated statements of operations.

Note 16 - Segments

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

Note 17 - Related Party Transactions

In 2017 and 2016, the Company received a total of $117,385 and $101,884, respectively from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.