Form 10-Q
period 2018-03-31
Inuvo, Inc.
filed 2018-05-09
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	May 7, 2018
Common Stock	28,797,198

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo!, OpenX, Google and other demand partners;

•	dependence on relationships with supply partners and the introduction of new products and services, which require significant investment;

•	dependence on our ability to effectively market and attract traffic to our sites;

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets;

•	the seasonality of our business and restricted cash flow during seasonal low periods;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	vulnerability to a downturn and to uncertainty in global economic conditions;

•	requirement to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas; and

•	the dilutive impact to our stockholders from outstanding restricted stock grants and options.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 8, 2018 and our subsequent filings with the Securities and Exchange Commission.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "first quarter 2018" means for the three months ended March 31, 2018, "first quarter 2017" means for the three months ended March 31, 2017, “2017” means the fiscal year ended December 31, 2017 and "2018" means the fiscal year ending December 31, 2018. In February 2017, the Company acquired the assets and certain liabilities of a technology company, NetSeer, Inc. This acquisition will be referred to throughout the filing as the “2017 asset acquisition." The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2018 (Unaudited) and December 31, 2017

	2018	2017
Assets
Current assets
Cash	$4,145,878	$4,084,686
Accounts receivable, net of allowance for doubtful accounts of $83,789.	7,458,261	10,759,250
Prepaid expenses and other current assets	296,675	400,191
Total current assets	11,900,814	15,244,127
Property and equipment, net	2,379,914	2,306,279
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	10,454,559	10,808,018
Other assets	35,171	36,070
Total other assets	20,343,072	20,697,430
Total assets	$34,623,800	$38,247,836

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,115,188	$13,614,053
Accrued expenses and other current liabilities	2,855,598	2,887,816
Revolving credit line - current portion	4,900,000	4,900,000
Total current liabilities	18,870,786	21,401,869

Long-term liabilities
Deferred tax liability	2,331,900	2,331,900
Other long-term liabilities	363,949	426,725
Total long-term liabilities	2,695,849	2,758,625

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 29,173,725 and 28,994,981, respectively; outstanding shares 28,797,198 and 28,618,454, respectively	29,174	28,996
Additional paid-in capital	136,411,636	136,033,967
Accumulated deficit	(121,987,086)	(120,579,062)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	13,057,165	14,087,342
Total liabilities and stockholders' equity	$34,623,800	$38,247,836

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net revenue	$20,503,985	$17,215,862
Cost of revenue	8,778,594	7,891,723
Gross profit	11,725,391	9,324,139
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	8,294,294	6,467,311
Compensation	2,619,515	2,387,711
Selling, general and administrative	2,126,362	2,118,118
Total operating expenses	13,040,171	10,973,140
Operating loss	(1,314,780)	(1,649,001)
Interest expense, net	(100,889)	(42,944)
Loss from continuing operations before taxes	(1,415,669)	(1,691,945)
Income tax benefit	7,645	—
Net loss from continuing operations	(1,408,024)	(1,691,945)
Net loss from discontinued operations	—	(1,109)
Net loss	(1,408,024)	(1,693,054)

Per common share data
Basic and diluted:
Net loss from continuing operations	$(0.05)	$(0.06)
Net loss from discontinued operations	—	—
Net loss	$(0.05)	$(0.06)

Weighted average shares
Basic	28,652,230	27,025,763
Diluted	28,652,230	27,025,763

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(1,408,024)	$(1,693,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	791,644	693,175
Stock based compensation	377,847	292,334
Amortization of financing fees	6,400	6,400
Adjustment of European liabilities related to discontinued operations	—	1,109
Change in operating assets and liabilities:
Accounts Receivable	3,300,989	2,740,326
Prepaid Expenses	98,015	109,577
Accounts payable	(2,498,865)	(2,844,928)
Accrued expenses and other liabilities	(38,910)	(989,738)
Net cash provided by (used in) operating activities	629,096	(1,684,799)
Investing activities:
Net cash received from 2017 asset acquisition	—	235,763
Purchases of equipment and capitalized development costs	(514,065)	(151,424)
Net cash (used in) provided by investing activities	(514,065)	84,339
Financing activities:
Net proceeds on revolving credit line	—	3,600,000
Payoff of 2017 asset acquisition debt acquired	—	(2,015,577)
Payments on capital leases	(53,839)	(7,250)
Net cash (used in) provided by financing activities	(53,839)	1,577,173
Net change – cash	61,192	(23,287)
Cash, beginning of year	4,084,686	3,946,804
Cash, end of period	$4,145,878	$3,923,517
Supplemental information:
Interest paid	$94,428	$25,317
Non cash investing and financing activities:
2017 asset acquisition stock issuance (See Note 13)	$—	$4,459,244
Write-down of domain names and corresponding contingent liability	$—	$222,477

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. Inuvo provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and slideshows. We target ads to consumers using our proprietary IntentKey, a form of artificial intelligence ("AI") that uses the Internet content as a source of information from which the machine learns Intent. The result of the AI includes a database of over 500 million machine profiles, of which 100 million are updated each week. We use this AI as the means to develop and deliver highly targeted online audiences to our advertisers. We earn revenue when consumers view and/or click on our ads. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second. Collectively, our technology platforms facilitate the buying and selling of media in a manner that positions Inuvo as an advertising exchange.

Our intellectual property is protected by 18 issued and eight pending patents. We count among our many contractual relationships, three clients who collectively manage over 50% of all US digital advertising budgets. Included within our Supply portfolio is a collection of owned websites such as alot.com and earnspendlive.com, where we create content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test advertising technologies, while also delivering high quality consumers to advertisers through interaction with proprietary content in the form of images, videos, slideshows and the written word.

Liquidity

On April 18, 2018, we entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender (see Note 15). The agreement provides continued access to the revolving line of credit up to $10 million through September 2018. As of March 31, 2018, the balance of the revolving line of credit was $4.9 million and had approximately $1.2 million of available credit. During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. To date, we have not taken down any sales from this shelf registration statement. The revolving line of credit and cash generated by operations may not provide sufficient cash for operations over the next twelve months. We may elect to sell stock to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generated the majority of our revenue from three Demand side customers, Yahoo!, Google, and OpenX as noted below:

	For the Three Months Ended March 31,
	2018	2017
Yahoo!	70.5%	75.4%
Google	9.5%	12.9%
OpenX	6.7%	2.6%
Total	86.7%	90.9%

As of March 31, 2018 and December 31, 2017, these three customers accounted for 76.0% and 79.9%, respectively, of our gross accounts receivable balance.

Though the Yahoo! and Google concentration is declining as a percentage of overall revenue, we still source the majority of our
Demand revenue through these relationships where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2017, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 8, 2018.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The adoption of Topic 606 from Topic 605 had no cumulative impact on retained earnings and no impact on revenue reported as of March 31, 2018.
Effective January 1, 2018, we recognize revenue following the five-step process outlined in Topic 606. We identify and have on file contracts with all customers. Our contracts with our major search partners pay upon delivery of a click. Additionally, our contracts with advertisers pay upon the serving of impressions. Our performance obligation is met when we deliver a click to a search partner or serve an impression to a digital publisher. We satisfy the performance obligation and recognize revenue when a click occurs from advertisements served to our digital properties or to those of our publishing partners in the period in which the click occurs. We serve as the principal in our contracts because we control the service to be performed by our publishing partners. The Company is ultimately responsible for fulfilling the promise to its customers and has latitude in pricing and publisher selection. There is no transaction price allocated to unsatisfied performance obligation and there were no contract assets or liabilities as of the date of adoption or March 31, 2018.

Inuvo allows advertisers and publishers the opportunity to buy and sell advertising space in real time and includes the following products:

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

•
MYAP: A proprietary online affiliate management solution that provides advertisers with the ability to sign up, manage and track the activities of publishers through a privately-branded platform with full data transparency. Typically, each MYAP customer is supported by a customized software implementation

Revenue from these products consists of the following as of:

	March 31, 2018	March 31, 2017
ValidClick	$10,836,169	$10,998,584
Digital Publishing	6,552,010	4,098,262
VMP	2,122,422	999,671
Audience Delivery Solutions and Other	993,384	1,119,345
Total	$20,503,985	$17,215,862

Recent accounting pronouncements

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2018	December 31, 2017
Furniture and fixtures	$292,304	$288,536
Equipment	1,515,489	1,509,464
Capitalized internal use and purchased software	8,035,984	7,582,181
Leasehold improvements	421,016	455,850
Subtotal	10,264,793	9,836,031
Less: accumulated depreciation and amortization	(7,884,879)	(7,529,752)
Total	$2,379,914	$2,306,279

During the three months ended March 31, 2018 and March 31, 2017 depreciation expense was $438,185 and $328,054, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of March 31, 2018:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(2,682,750)	$6,137,250	$110,250
Technology	5 years	3,600,000	(840,000)	2,760,000	180,000
Customer list, all other	10 years	1,610,000	(979,441)	630,559	40,251
Customer relationships	20 years	570,000	(33,250)	536,750	7,125
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand	1 year	121,000	(121,000)	—	10,083
Non-competition agreements	1 year	69,000	(69,000)	—	5,750
Intangible assets classified as long-term		$15,180,000	$(4,725,441)	$10,454,559	$353,459

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2018	$1,012,878
2019	1,350,504
2020	1,350,504
2021	1,350,504
2022	556,294
Thereafter	4,443,875
Total	$10,064,559

Note 5 - Revolving credit line

The following table summarizes our revolving credit line balances as of:

	March 31, 2018	December 31, 2017
Revolving credit line - 5.5 percent at March 31, 2018 (prime plus .75 percent), due September 29, 2018	$4,900,000	$4,900,000
Total	$4,900,000	$4,900,000

On March 1, 2012, we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. On April 18, 2018, we entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank the parent company of Bridge Bank, N.A., our original lender (see Note 15). The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 85% of eligible accounts receivable balances up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice less certain contra accounts. We had approximately $1.2 million available under the revolving credit line as of March 31, 2018.

While we periodically utilize our line of credit for operating needs, as of March 31, 2018, the balance of the revolving line of credit was $4.9 million. We were in compliance with all bank covenants as of March 31, 2018.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2018	December 31, 2017
Accrued marketing costs	$1,795,480	$1,107,404
Accrued expenses and other	406,393	624,688
Accrued payroll and commission liabilities	363,049	867,634
Capital leases, current portion	212,040	209,940
Accrued sales allowance	50,000	50,000
Accrued taxes	28,636	25,905
Deferred Arkansas grant, current portion	—	2,245
Total	$2,855,598	$2,887,816

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	March 31, 2018	December 31, 2017
Capital leases, less current portion	$225,531	$281,470
Deferred rent	124,655	131,493
Accrued taxes, less current portion	13,763	13,762
Total	$363,949	$426,725

Note 8 – Income Taxes

We have a deferred tax liability of $2,331,900 as of March 31, 2018, related to intangible assets acquired in March 2012 and February 2017.

We also have a net deferred tax asset of approximately $32,503,735. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of March 31, 2018.

Note 9 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”) and 2017 Equity Compensation Plan ("2017 ECP"). Option and RSUs vesting periods are generally up to three years and/or achieving certain financial targets.

Compensation Expense

For the three months ended March 31, 2018 and March 31, 2017, we recorded stock-based compensation expense for all equity incentive plans of $377,847 and $292,334, respectively. Total compensation cost not yet recognized at March 31, 2018 was $865,921 to be recognized over a weighted-average recognition period of 1.1 years.

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

On February 7, 2017, we granted former employees from the 2017 asset acquisition service RSUs totaling 186,828 shares with a weighted average fair value of $1.65 per share which vest annually over a three year period.

On February 15, 2017, we granted a former employee from the 2017 asset acquisition 20,520 RSUs with a weighted average fair value of $1.62 which fully vested on August 7, 2017.

On April 1, 2017, we granted members of our board of directors a total of 116,280 RSUs with a weighted average fair value of $1.29 a share which fully vested on March 31, 2018.

On June 19, 2017, we granted a newly hired executive 125,000 service and performance RSUs with a weighted average fair value of $1.04 per share. The service RSUs vest annually over a three year period. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually over a three year period. Additionally, we granted certain former employees from the 2017 asset acquisition service and performance RSUs totaling 400,000 shares with a weighted average fair value of $1.04 per share. The service RSUs vest annually over a three year period. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually, one-third upon each anniversary of the grant date. On December 31, 2017, the first measurement period targets were not achieved and the number of shares canceled totaled 92,487.

On July 7, 2017, we granted an employee 20,000 RSUs with a weighted average fair value of $1.02 which vest annually over a three year period.

On February 15, 2018, we granted an employee 30,000 service and performance RSUs with a weighted average fair value of $0.87 per share. The service RSUs vest annually over a 28-month period. The awarding of the performance RSUs is contingent upon achieving certain revenue and profit targets and vest annually over a two year period. Additionally, we granted another employee 7,500 RSUs with a weighted average fair value of $0.87 which vest annually over a three year period.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP as of March 31, 2018:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	125,000	—	1,875,000	2,000,000
2010 ECP	250,498	805,420	2,959,358	566,742	4,582,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	930,420	3,909,443	2,441,742	7,545,851
(*) Expired June 2015

Note 10 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though our operations ceased in 2009, statutory requirements required a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the three months ended March 31, 2017, we recorded a net loss of $1,109 due to a charge from a service provider.

Note 11 - Earnings per Share

During the three month periods ended March 31, 2018 and March 31, 2017, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $104,446 for the three months ended March 31, 2018 and $107,299 for the three months ended March 31, 2017.

Minimum future lease payments under non-cancelable operating leases as of March 31, 2018 are:

2018	$352,985
2019	477,319
2020	405,606
2021	242,558
2022	163,283
Total	$1,641,751

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

As part of the 2017 asset acquisition, Inuvo assumed the office space lease and a lease obligation in Sunnyvale, CA. The lease was for 15,717 square feet and cost approximately $95,000 for the remaining term of the lease which expired in July 2017. In June 2017, we entered into an agreement to lease 4,801 square feet of office space in San Jose, CA commencing on July 17, 2017. The lease has a term of five years and will cost approximately $216,000 during its first year.  After the first year, the lease payment will increase by 3% per annum.

Capital lease obligations and future minimum lease payments under non-cancelable capital leases as of March 31, 2018 are:

Lease Payments
2018	$180,202
2019	$213,685
2020	$82,404
Total payments under capital lease obligations	$476,291
Less amount representing interest	(38,720)
Present value of capital lease obligations	437,571
Current portion of capital lease obligations	(212,040)
Capital lease obligations, net of current portion	$225,531

Assets acquired under capital lease obligations are included in property and equipment in the accompanying consolidated balance sheets. Cost and related accumulated depreciation are as follows:

	March 31, 2018	December 31, 2017
Equipment	$707,264	$707,264
Less accumulated depreciation	(296,873)	(242,169)
Equipment, net	$410,391	$465,095

Depreciation expense on assets under capital lease obligations was $54,703 and $18,241 for the three months ended March 31, 2018 and March 31, 2017, respectively and included in the consolidated statements of operations.

In February 2017, we acquired assets and certain liabilities including the capital lease for computer equipment with a remaining value at that time of $88,575.

In June 2017, we entered into an agreement with Dell Financial Services to lease computer equipment for our data centers. The lease has a term of three years and will cost approximately $516,000 over the life of the lease.

Note 13 -2017 Asset Acquisition

On February 6, 2017, we entered into an Asset Purchase Agreement to acquire substantially all of the assets and certain liabilities and personnel obligations, in exchange for 3,529,000 shares of our common stock. Of this amount, 529,350 shares were deposited into escrow with our counsel under the terms of an escrow agreement pending possible post-closing adjustments in the purchase price related to working capital and audited financial statement adjustments, as well as in connection with possible indemnification claims post-closing. The operating results of this acquisition have been included in the consolidated statements of operations since the acquisition date. As a result of the business acquisition, the Company recognized goodwill in the amount of $4,013,034. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from the asset acquisition. The Company incurred approximately $350,000 in acquisition related costs, which are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The purchase includes the assumption of gross customer accounts receivable totaling $2,292,485. The Company estimates that most of these receivables will be collected. Therefore, the receivables are recorded at the estimated fair value, which equals the gross contractual amount. Specifically, identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, revenue totaling approximately $1.9 million as of March 31, 2017 from the 2017 asset acquisition is included in the consolidated statement of operations.

Note 14 - Related Party Transactions

For the three months ended March 31, 2018 and March 31, 2017, the Company received a total of $10,500 and $34,986, respectively, from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

Note 15 - Subsequent Event

On April 18, 2018, the Company entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that modified the existing agreement, as amended. The modified terms require a monthly quick ratio of not less than .60 to 1.00 from February 1, 2018 through November 30, 2018; and a monthly quick ratio of not less than.70 to 1.00 on and after December 31, 2018; and the quarterly consolidated Adjusted EBITDA shall not negatively deviate from financial projections by more than $18,000 for the quarter ending March 31, 2018, $57,000 for the quarter ending June 30, 2018, $191,000 for the quarter ended September 30, 2018 and$496,000 for the quarter ended December 31, 2018, or with respect to any quarter in 2019 and beyond, by more than 25% from projections. In addition, the finance charge for outstanding advances is equal to Prime Rate plus one basis point. The revolving line of credit is effective to September 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. Inuvo provides the means to interact with tens of thousands of advertisers (Demand) and tens of thousands of online publishers (Supply). We interact with Demand/Supply constituents directly and indirectly. We serve ads within content, video and slideshows. We target ads to consumers using our proprietary IntentKey, a form of AI that uses the Internet content as a source of information from which the machine learns Intent. The result of the AI includes a database of information on over 500 million machines, of which 100 million are updated each week. We use this AI as the means to develop and deliver highly targeted online audiences to our advertisers. We earn revenue when consumers view and/or click on our ads. Our business scales as we add Demand and Supply relationships with many barriers to entry including the ability to process hundreds of thousands of transactions per second. Collectively, our technology platforms facilitate the buying and selling of media in a manner that positions Inuvo as an advertising exchange.

Our intellectual property is protected by 18 issued and eight pending patents. We count among our many contractual relationships, three clients who collectively manage over 50% of all US digital advertising budgets. Included within our Supply portfolio is a collection of owned websites such as alot.com and earnspendlive.com, where we create content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test advertising technologies, while also delivering high quality consumers to advertisers through interaction with proprietary content in the form of images, videos, slideshows and the written word.

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

Results of Operations

	For the Three Months Ended March 31,
	2018	2017	Change	% Change
Net Revenue	$20,503,985	$17,215,862	$3,288,123	19.1%
Cost of Revenue	8,778,594	7,891,723	886,871	11.2%
Gross Profit	$11,725,391	$9,324,139	2,401,252	25.8%
Net Revenue

Net revenue for the first quarter 2018 was $20.5 million, 19% higher than the first quarter of 2017. Year over year growth occurred primarily in the publishing business units. Additionally, VMP, part of the business acquired in February 2017, increased 112% over the same quarter last year. We expect to increase our focus on the Demand side of our business where our IntentKey technology provides maximum competitive differentiation.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The increase in the cost of revenue in the first quarter 2018 compared to the same quarter in 2017 is directly associated with the growth of the business.

Operating Expenses

	For the Three Months Ended March 31,
	2018	2017	Change	% Change
Marketing costs	$8,294,294	$6,467,311	$1,826,983	28.2%
Compensation	2,619,515	2,387,711	231,804	9.7%
Selling, general and administrative	2,126,362	2,118,118	8,244	0.4%
Operating expenses	$13,040,171	$10,973,140	$2,067,031	18.8%

Overall, our operating expenses increased by $2.1 million in the first quarter of 2018 compared to the same quarter in 2017.

Marketing costs include those expenses required to attract traffic to our owned web properties. The increase in marketing costs in the three months ended March 31, 2018 compared to the same period in the prior year was primarily due to increased direct marketing to our owned sites mentioned above.

Compensation expense increased $231,804 for the three-month period ended March 31, 2018 as compared to the same period in 2017 due primarily to an increase in employees. The average headcount, both full-time and part-time, was 92 for the first quarter of 2018 compared to 87 for the same quarter last year. We do not expect compensation expense to increase in the coming quarters as we believe we can support the anticipated growth.

Selling, general and administrative expenses were $2.1 million for the three-month period ended March 31, 2018, relatively unchanged from the prior year. We expect quarterly selling, general and administrative expense to continue to be relatively flat.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility and capital lease obligations, increased in the periods of 2018 compared to the same periods in 2017 because of a higher average outstanding revolving credit line balance and higher interest rates on the credit line this year compared to last year.

Income from discontinued operations

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the three months ended March 31, 2017, we recorded a net loss of $1,109 due to a charge from a service provider.

Liquidity and Capital Resources

On April 18, 2018, we entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A., our original lender (see Note 15). As of March 31, 2018, the outstanding balance of the revolving line of credit was $4.9 million and had approximately $1.2 million in additional availability.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. To date, we have not taken down any sales from this shelf registration statement. We believe the revolving line of credit and cash generated by operations may not provide sufficient cash for operations over the next twelve months and may elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Cash Flows - Operating

Net cash provided by operating activities was $629,096 during the three months ended March 31, 2018. We reported a net loss of $1,408,024, which included non-cash expenses; depreciation and amortization expense of $791,644 and stock-based compensation expense of $377,847. The change in operating assets and liabilities during the three months ended March 31, 2018 was a provision of cash of $861,229 primarily due to a decrease in the accounts receivable balance by $3,300,989, partially offset by a decrease in the accounts payable balance by $2,498,865. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales, which are part of the business acquired in 2017, typically have slower payment terms than the terms of related payables. We expect to grow the media sales business and therefore, expect to have a greater need for working capital funding.

During the comparable period in 2017, cash used in operating activities was $1,684,799 from a net loss of $1,693,054, which included several non-cash expenses; depreciation and amortization of $693,175, stock-based compensation of $292,334. The cash used was further increased by a decrease in the accounts payable balance by $2,844,928 and a decrease in accrued expenses by $989,738

Cash Flows - Investing

Net cash used in investing activities was $514,065 for the three months ended March 31, 2018 and primarily consisted of capitalized internal development costs.

Net cash provided by investing activities was $84,339 for the three months ended March 31, 2017 and was primarily due to$235,763 of cash received from the 2017 asset acquisition.

Cash Flows - Financing

Net cash used in financing activities was $53,839 during 2018.

In 2017, net cash provided by financing activities was $1,577,173 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the 2017 asset acquisition.

Off Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2018, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 8, 2018 subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

We rely on three customers for a significant portion of our revenues. We are reliant upon Yahoo!, Google and OpenX for most of our revenue. During the first quarter of 2018, Yahoo! accounted for 70.5% , Google accounted for 9.5% and OpenX accounted for 6.7% of our revenues, respectively, and during the same period in 2017, 75.4% , 12.9% and 2.6% respectively. Since our asset acquisition in February 2017, which allowed us to advance our technology strategy while increasing both the number of advertisers and publishers, we have begun generating a significant portion of our net revenues through OpenX. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. our original lender, under which we had $4.9 million in debt outstanding and $1.2 million of available credit as of March 31, 2018. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things:

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

Our business is seasonal and our financial results and cash availability may vary significantly from period to period. Historically, the last half of the year has stronger demand and therefore greater revenue than the first half of the year. We experience lower Revenue Per Click (“RPC”) due to a decline in demand for inventory on website and app space and the recalibrating of advertiser’s marketing budgets after the holiday selling season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results. A material percentage of our operating expense is fixed and does not vary significantly with revenue. When revenue is seasonally lower cash availability is constrained. The revolving line of credit and cash generated by operations may be insufficient to continue normal operations. We may elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments which may cause dilution.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 18, 2018, the Company entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, our original lender, that modified the existing agreement, as amended. The modified terms require a monthly quick ratio of not less than .60 to 1.00 from February 1, 2018 through November 30, 2018; and a monthly quick ratio of not less than .70 to 1.00 on and after December 31, 2018; and the quarterly consolidated Adjusted EBITDA shall not negatively deviate from financial projections by more than $18,000 for the quarter ending March 31, 2018, $57,000 for the quarter ending June 30, 2018, $191,000 for the quarter ended September 30, 2018 and $496,000 for the quarter ended December 31, 2018, or with respect to any quarter in 2019 and beyond, by more than 25% from projections. In addition, the finance charge for outstanding advances is equal to Prime Rate plus one basis point.

The foregoing description of the terms and conditions of the Tenth Business Financing Modification Agreement is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.40 to this report.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
4.1
Amendment No. 2 to the Rights Agreement dated as of February 28, 2018 by and between Inuvo, Inc. and Colonial Stock Transfer Company, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 6, 2018).

10.39	Amendment No. 14 dated February 28, 2018 to the Yahoo Publisher Network Contract (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 6, 2018).
10.40	Tenth Business Financing Modification Agreement dated April 30, 2018 with Western Alliance Bank *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 9, 2018	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 9, 2018	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer