Form 10-Q
period 2018-06-30
Inuvo, Inc.
filed 2018-08-08
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes    ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 3, 2018
Common Stock	32,205,397

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	material dependence on our relationships with Yahoo!, Google and other demand partners;

•	dependence on relationships with supply partners and the introduction of new products and services, which require significant investment;

•	dependence on our ability to effectively market and attract traffic to our sites;

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets, and matures in September 2018;

•	the seasonality of our business and restricted cash flow during seasonal low periods;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	vulnerability to a downturn and to uncertainty in global economic conditions;

•	requirement to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas; and

•	the dilutive impact to our stockholders from outstanding restricted stock grants and options.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "second quarter 2018" means for the three months ended June 30, 2018, "second quarter 2017" means for the three months ended June 30, 2017, “2017” means the fiscal year ended December 31, 2017 and "2018" means the fiscal year ending December 31, 2018. In February 2017, the Company acquired the assets and certain liabilities of a technology company, NetSeer, Inc. This acquisition will be referred to throughout the filing as the “2017 asset acquisition." The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2018 (Unaudited) and December 31, 2017

	2018	2017
Assets
Current assets
Cash	$4,117,388	$4,084,686
Accounts receivable, net of allowance for doubtful accounts of $73,727 and $83,789, respectively.	7,587,429	10,759,250
Prepaid expenses and other current assets	380,075	400,191
Total current assets	12,084,892	15,244,127
Property and equipment, net	2,359,696	2,306,279
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	10,116,933	10,808,018
Other assets	35,170	36,070
Total other assets	20,005,445	20,697,430
Total assets	$34,450,033	$38,247,836

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,262,768	$13,614,053
Accrued expenses and other current liabilities	2,973,153	2,887,816
Revolving credit line	4,000,000	4,900,000
Total current liabilities	17,235,921	21,401,869

Long-term liabilities
Deferred tax liability	2,331,900	2,331,900
Other long-term liabilities	306,163	426,725
Total long-term liabilities	2,638,063	2,758,625

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 32,503,131 and 28,994,981, respectively; outstanding shares 32,126,604 and 28,618,454, respectively	32,503	28,996
Additional paid-in capital	138,759,888	136,033,967
Accumulated deficit	(122,819,783)	(120,579,062)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	14,576,049	14,087,342
Total liabilities and stockholders' equity	$34,450,033	$38,247,836

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended 2018 and 2017
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$19,004,851	$18,271,181	$39,508,836	$35,487,043
Cost of revenue	6,991,304	7,620,743	15,769,898	15,512,466
Gross profit	12,013,547	10,650,438	23,738,938	19,974,577
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	8,446,163	7,493,273	16,740,457	13,960,584
Compensation	2,323,654	2,301,696	4,943,169	4,689,407
Selling, general and administrative	1,982,851	2,165,180	4,109,213	4,283,298
Total operating expenses	12,752,668	11,960,149	25,792,839	22,933,289
Operating loss	(739,121)	(1,309,711)	(2,053,901)	(2,958,712)
Interest expense, net	(94,556)	(72,660)	(195,445)	(115,604)
Loss from continuing operations before taxes	(833,677)	(1,382,371)	(2,249,346)	(3,074,316)
Income tax benefit	980	—	8,625	—
Net loss from continuing operations	(832,697)	(1,382,371)	(2,240,721)	(3,074,316)
Net loss from discontinued operations	—	—	—	(1,109)
Net loss	(832,697)	(1,382,371)	(2,240,721)	(3,075,425)

Per common share data
Basic and diluted:
Net loss from continuing operations	$(0.03)	$(0.05)	$(0.08)	$(0.11)
Net loss from discontinued operations	—	—	—	—
Net loss	$(0.03)	$(0.05)	$(0.08)	$(0.11)

Weighted average shares
Basic	30,614,207	28,486,809	29,634,023	27,764,613
Diluted	30,614,207	28,486,809	29,634,023	27,764,613

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(2,240,721)	$(3,075,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,577,060	1,434,867
Stock based compensation	667,797	586,159
Amortization of financing fees	12,800	12,800
(Recovery) Provision of doubtful accounts	(10,062)	141,000
Adjustment of European liabilities related to discontinued operations	—	1,109
Change in operating assets and liabilities:
Accounts receivable	3,180,181	2,059,830
Accrued expenses and other liabilities	72,605	(555,679)
Prepaid expenses and other current assets	8,216	(15,249)
Accounts payable	(3,422,114)	(3,428,398)
Net cash used in operating activities	(154,238)	(2,838,986)
Investing activities:
Purchases of equipment and capitalized development costs	(941,636)	(620,698)
Net cash received from 2017 asset acquisition	—	235,763
Net cash used in investing activities	(941,636)	(384,935)
Financing activities:
Proceeds from sale of common stock	2,134,162	—
Net (payments) proceeds on revolving credit line	(900,000)	5,000,000
Payments on capital leases	(105,586)	(26,595)
Payoff of 2017 asset acquisition debt acquired	—	(2,015,577)
Net cash provided by financing activities	1,128,576	2,957,828
Net change – cash	32,702	(266,093)
Cash, beginning of year	4,084,686	3,946,804
Cash, end of period	$4,117,388	$3,680,711
Supplemental information:
Interest paid	$183,894	$105,062
Non cash investing and financing activities:
2017 asset acquisition stock issuance (See Note 13)	$—	$4,459,244
Write-down of domain names and corresponding contingent liability	$—	$222,477

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Business

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. Inuvo provides the means to interact with tens of thousands of advertisers ("Demand") and tens of thousands of online publishers ("Supply"). We interact with Demand/Supply constituents directly and indirectly. We serve ads that associate with images, content, video and slideshows. We generate revenue from buyers of advertising inventory which include media partners, advertisers, agencies, agency trading desks, demand-side platforms and ad networks, collectively “Demand”. Our solution incorporates a proprietary form of artificial intelligence (“AI”) branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to determine Intent. The AI solution includes a continually updated database of over 500 million machine profiles which we utilize to deliver highly targeted online audiences to our Demand customers. We earn revenue when consumers view and/or click on our ads. Our business scales as we add Demand and Supply relationships.

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

There are many barriers to entry to our business including the ability to process billions of transactions daily. Our intellectual property is protected by 15 issued and eight pending patents.

Liquidity

In May 2018, we completed our underwritten public offering of 2,860,000 shares of our common stock at a public offering price of $0.70 per share and an additional 429,000 shares to cover overallotments in connection with the offering. The net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses payable was approximately $2.1 million.

On April 18, 2018, we entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A., our original lender. The agreement provides continued access to the revolving line of credit up to $10 million through September 2018. As of June 30, 2018, the balance of the revolving line of credit was $4.0 million and had approximately $2.3 million of available credit.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. In May 2018, we took down from this shelf registration statement approximately $2.3 million.

Though we believe the revolving line of credit and its expected renewal, as well as cash generated by operations, will provide sufficient cash for operations over the next twelve months, we may still elect to sell additional securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Customer concentration

We generated the majority of our revenue from two Demand side customers, Yahoo! and Google as noted below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Yahoo!	73.1%	69.1%	71.7%	72.2%
Google	9.0%	10.8%	9.2%	11.8%
Total	82.1%	79.9%	80.9%	84.0%

As of June 30, 2018, Yahoo! and Google accounted for 71.5% of our gross accounts receivable balance. As of December 31, 2017, two Demand side customers, Yahoo! and OpenX, accounted for 71.3% of our gross accounts receivable balance.

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

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, accrued sales reserve, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The adoption of Topic 606 from Topic 605 had no cumulative impact on retained earnings and no impact on revenue reported as of June 30, 2018.

Effective January 1, 2018, we recognize revenue following the five-step process outlined in Topic 606. We identify and have on file contracts with all customers. Our contracts with our major search partners pay upon delivery of a click. Additionally, our contracts with advertisers pay upon the serving of impressions. Our performance obligation is met when we deliver a click to a search partner or serve an impression to a digital publisher. We satisfy the performance obligation and recognize revenue when a click occurs from advertisements served to our digital properties or to those of our publishing partners in the period in which the click occurs. We serve as the principal in our contracts because we control the service to be performed by our publishing partners. The Company is ultimately responsible for fulfilling the promise to its customers and has latitude in pricing and publisher selection. There is no transaction price allocated to unsatisfied performance obligation and there were no contract assets or liabilities as of the date of adoption and as of June 30, 2018.

The following table presents our revenue disaggregated by channel:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Mobile	12,946,533	10,596,280	27,268,202	20,341,904
Desktop	5,693,452	7,418,138	11,657,328	14,587,458
Other	364,866	256,763	583,306	557,681
Total	19,004,851	18,271,181	39,508,836	35,487,043

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2018	December 31, 2017
Furniture and fixtures	$293,152	$288,536
Equipment	1,525,057	1,509,464
Capitalized internal use and purchased software	8,451,789	7,582,181
Leasehold improvements	421,016	455,850
Subtotal	10,691,014	9,836,031
Less: accumulated depreciation and amortization	(8,331,318)	(7,529,752)
Total	$2,359,696	$2,306,279

During the three and six months ended June 30, 2018, depreciation expense was $447,790 and $885,975, respectively. During the three and six months ended June 30, 2017, depreciation expense was $343,075 and $671,129, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of June 30, 2018:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(2,793,000)	$6,027,000	$220,500
Technology	5 years	3,600,000	(1,020,000)	2,580,000	360,000
Customer list, all other	10 years	1,610,000	(1,019,692)	590,308	80,502
Customer relationships	20 years	570,000	(40,375)	529,625	14,250
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand	1 year	121,000	(121,000)	—	10,083
Non-competition agreements	1 year	69,000	(69,000)	—	5,750
Intangible assets classified as long-term		$15,180,000	$(5,063,067)	$10,116,933	$691,085

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2018	$675,252
2019	1,350,504
2020	1,350,504
2021	1,350,504
2022	556,294
Thereafter	4,443,875
Total	$9,726,933

Note 5 - Revolving Credit Line

The following table summarizes our revolving credit line balances as of:

	June 30, 2018	December 31, 2017
Revolving credit line - 6.0 percent at June 30, 2018 (prime plus 1.0 percent), due September 29, 2018	$4,000,000	$4,900,000
Total	$4,000,000	$4,900,000

On March 1, 2012, we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. On April 18, 2018, we entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank the parent company of Bridge Bank, N.A., our original lender, that modified the existing agreement. The modified terms require a monthly quick ratio of not less than .60 to 1.00 from February 1, 2018 through November 30, 2018; and a monthly quick ratio of not less than .70 to 1.00 on and after December 31, 2018; and the quarterly consolidated Adjusted EBITDA shall not negatively deviate from financial projections by more than $18,000 for the quarter ending March 31, 2018, $57,000 for the quarter ending June 30, 2018, $191,000 for the quarter ended September 30, 2018 and $496,000 for the quarter ended December 31, 2018, or with respect to any quarter in 2019 and beyond, by more than 25% from projections. In addition, the finance charge for outstanding advances is equal to Prime Rate plus one basis point. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. We have provided Western Alliance Bank with a first priority perfected security interest in all of our accounts and personal property as collateral for the credit facility. Available funds under the revolving credit line are 85% of eligible accounts receivable balances up to a limit of $10 million. Eligible accounts receivable is generally defined as those from United States based customers that are not more than 90 days from the date of invoice less certain contra accounts. We had approximately $2.3 million available under the revolving credit line as of June 30, 2018.

While we periodically utilize our line of credit for operating needs, as of June 30, 2018, the balance of the revolving line of credit was $4.0 million. We were in compliance with all bank covenants as of June 30, 2018.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2018	December 31, 2017
Accrued marketing costs (TAC)	$2,035,407	$1,107,404
Accrued payroll and commission liabilities	378,399	867,634
Accrued expenses and other	279,342	624,688
Capital leases, current portion	210,712	209,940
Accrued sales allowance	50,000	50,000
Accrued taxes	19,293	25,905
Deferred Arkansas grant, current portion	—	2,245
Total	$2,973,153	$2,887,816

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	June 30, 2018	December 31, 2017
Capital leases, less current portion	$175,111	$281,470
Deferred rent	117,290	131,493
Accrued taxes, less current portion	13,762	13,762
Total	$306,163	$426,725

Note 8 – Income Taxes

We have a deferred tax liability of $2,331,900 as of June 30, 2018 and December 31, 2017, related to intangible assets acquired in March 2012 and February 2017.

We also have a net deferred tax asset of approximately $32,503,735. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of June 30, 2018 and December 31, 2017.

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

Compensation Expense

For the three and six months ended June 30, 2018, we recorded stock-based compensation expense for all equity incentive plans of $289,950 and $667,797, respectively. For the three and six months ended June 30, 2017, we recorded stock-based compensation expense for all equity incentive plans of $293,825 and $586,159, respectively. Total compensation cost not yet recognized at June 30, 2018 was $704,315 to be recognized over a weighted-average recognition period of 1.5 years.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP as of June 30, 2018:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	104,167	20,833	1,875,000	2,000,000
2010 ECP	250,498	1,075,137	2,981,231	275,152	4,582,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,179,304	3,952,149	2,150,152	7,545,851
(*) Expired June 2015

The following table summarizes the activities of stock option awards under the 2005 LTIP and the 2010 ECP as of June 30, 2018:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	264,246	$2.84	2.7	$2,019
Stock options exercised	—	$—	—	—
Balance as of June 30, 2018	264,246	$2.84	2.7	$2,019
Stock options exercisable as of June 30, 2018	264,246	$2.84	2.7	$2,019

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2018:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	1,071,538	$1.84
Granted	620,766	$0.77
Vested	221,324	$1.32
Forfeited	291,676	$1.14
Unvested as of June 30, 2018	1,179,304	$1.55

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

Note 11 - Earnings per Share

During the three and six month periods ended June 30, 2018 and June 30, 2017, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $103,383 and $207,829 for the three and six months ended June 30, 2018, respectively, and $129,717 and $237,016 for the three and six months ended June 30, 2017, respectively.

Minimum future lease payments under non-cancelable operating leases as of June 30, 2018 are:

2018	$236,311
2019	477,319
2020	405,606
2021	242,558
2022	163,283
Total	$1,525,077

In April 2015, we entered into a five-year agreement to lease office space in Little Rock, Arkansas commencing October 1, 2015, to serve as our headquarters. The lease is for 12,245 square feet and cost approximately $171,000 during its first year. Thereafter, the lease payment increases by 2%.

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

In June 2017, we entered into an agreement to lease 4,801 square feet of office space in San Jose, CA commencing on July 17, 2017. The lease has a term of five years and cost approximately $216,000 during its first year.  After the first year, the lease payments increase by 3% per annum.

Capital lease obligations and future minimum lease payments under non-cancelable capital leases as of June 30, 2018 are:

Lease Payments
2018	$120,057
2019	$213,685
2020	$82,404
Total payments under capital lease obligations	$416,146
Less amount representing interest	(30,323)
Present value of capital lease obligations	385,823
Current portion of capital lease obligations	(210,712)
Capital lease obligations, net of current portion	$175,111

Assets acquired under capital lease obligations are included in property and equipment in the accompanying consolidated balance sheets. Cost and related accumulated depreciation as of:

	June 30, 2018	December 31, 2017
Equipment	$707,264	$707,264
Less accumulated depreciation	(346,529)	(242,169)
Equipment, net	$360,735	$465,095

Depreciation expense on assets under capital lease obligations was $49,657 and $104,360 for the three and six months ended June 30, 2018, respectively, and $23,044 and $41,285 for the three and six months ended June 30, 2017, respectively, and is included in the consolidated statements of operations.

In February 2017, we acquired assets and certain liabilities including the capital lease for computer equipment with a remaining value at that time of $88,575.

In June 2017, we entered into an agreement with Dell Financial Services to lease computer equipment for our data centers. The lease has a term of three years and will cost approximately $516,000 over the life of the lease.

Note 13 - 2017 Asset Acquisition

On February 6, 2017, we entered into an Asset Purchase Agreement to acquire substantially all of the assets and certain liabilities and personnel obligations, in exchange for 3,529,000 shares of our common stock. Of this amount, 529,350 shares were deposited into escrow with our counsel under the terms of an escrow agreement pending possible post-closing adjustments in the purchase price related to working capital and audited financial statement adjustments, as well as in connection with possible indemnification claims post-closing. In August 2017, these shares were released from escrow and delivered to the sellers in accordance with the terms of the Asset Purchase Agreement. The operating results of this acquisition have been included in the consolidated statements of operations since the acquisition date. As a result of the business acquisition, the Company recognized goodwill in the amount of $4,013,034. The factors contributing to the recognition of the amount of goodwill are based on strategic benefits that are expected to be realized from the asset acquisition. The Company incurred approximately $350,000 in acquisition related costs, which are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

The purchase includes the assumption of gross customer accounts receivable totaling $2,292,485. The Company estimates that most of these receivables will be collected. Therefore, the receivables are recorded at the estimated fair value, which equals the gross contractual amount. Specifically, identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, revenue totaling approximately $5.2 million as of June 30, 2017 from the 2017 asset acquisition is included in the consolidated statement of operations.

Note 14 - Related Party Transactions

For the three and six months ended June 30, 2018, the Company received a total of $10,500 and $21,000, respectively, and for the three and six months ended June 30, 2017, $29,156 and $64,142, respectively, from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. Inuvo provides the means to interact with tens of thousands of advertisers ("Demand") and tens of thousands of online publishers ("Supply"). We interact with Demand/Supply constituents directly and indirectly. We serve ads that associate with images, content, video and slideshows. We generate revenue from buyers of advertising inventory which include media partners, advertisers, agencies, agency trading desks, demand-side platforms and ad networks, collectively “Demand”. Our solution incorporates a proprietary form of artificial intelligence (“AI”) branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to determine Intent. The AI solution includes a continually updated database of over 500 million machine profiles which we utilize to deliver highly targeted online audiences to our Demand customers. We earn revenue when consumers view and/or click on our ads. Our business scales as we add Demand and Supply relationships.

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

There are many barriers to entry to our business including the ability to process billions of transactions daily. Our intellectual property is protected by 15 issued and eight pending patents.
Industry Trends

The U.S. digital advertising is expected to grow 18.7% in 2018 to $107.30 billion from $90.39 billion in 2017, with the two companies, Facebook and Google capturing a combined 58.5% of the 2017 digital ad investment, according to eMarketer. In addition, mobile advertising spend is expected to continue to grow from $63.5 billion in 2017 to $78.9 billion in 2018, according to eMarketer. Consistent with this industry trend, our overall net revenue grew 11% and our revenue from mobile sources grew 34% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Net Revenue	$19,004,851	$18,271,181	$733,670	4.0%	$39,508,836	$35,487,043	$4,021,793	11.3%
Cost of Revenue	6,991,304	7,620,743	(629,439)	(8.3%)	15,769,898	15,512,466	257,432	1.7%
Gross Profit	$12,013,547	$10,650,438	1,363,109	12.8%	$23,738,938	$19,974,577	$3,764,361	18.8%

Net Revenue

Net revenue for the second quarter 2018 was $19 million, 4% higher than the same quarter of 2017 and $39.5 million for the first half of the year, 11% higher compared to 2017. Year over year growth occurred within major demand side relationships including Yahoo and Bing. In future quarters, we expect to continue to focus on the Demand side of our business where our IntentKey technology provides maximum competitive differentiation. Our revenue recognition policies are discussed in more detail within Note 2 of the accompanying Notes to the Consolidated Financial Statements.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The decrease in the cost of revenue in the second quarter of 2018 compared to the same time period in 2017 is due to the change in revenue mix with lower volume from third party exchanges. The increase in the cost of revenue for the first half of 2018 compared to the same period in 2017 is directly associated with the growth of the business with major demand partners.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Marketing costs	$8,446,163	$7,493,273	$952,890	12.7%	$16,740,457	$13,960,584	$2,779,873	19.9%
Compensation	2,323,654	2,301,696	21,958	1.0%	4,943,169	4,689,407	$253,762	5.4%
Selling, general and administrative	1,982,851	2,165,180	(182,329)	(8.4%)	4,109,213	4,283,298	$(174,085)	(4.1)%
Operating expenses	$12,752,668	$11,960,149	$792,519	6.6%	$25,792,839	$22,933,289	$2,859,550	12.5%

Overall, our operating expenses for the three and six months ended June 30, 2018, increased 6.6% and 12.5%, respectively, compared to the same periods in 2017.

Marketing costs include those expenses required to attract an audience to our owned web properties. The increase in marketing costs in the three and six months ended June 30, 2018 compared to the same periods in the prior year was primarily due to increased advertiser demand from our large media partners for advertising inventory which was partially satisfied with our owned properties.

Compensation expense increased for the three and six month periods ended June 30, 2018 as compared to the same periods in 2017 due primarily to severances. The average headcount, both full-time and part-time, at June 30, 2018 was 65 compared to 92 for the same quarter last year. We expect a stable compensation expense in the coming quarters as we have shifted our focus to the Demand side of the business.

Selling, general and administrative expenses were $2 million for the three month period ended June 30, 2018 and $4.1 million for the six month period ended June 30, 2018, slightly lower from the prior year periods. We expect quarterly selling, general and administrative expense to continue to be relatively flat.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility and capital lease obligations, increased in the periods of 2018 compared to the same periods in 2017 primarily due to higher interest rates on the credit line this year compared to last year.

Income from discontinued operations

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the six months ended June 30, 2017, we recorded a net loss of $1,109 due to a charge from a service provider.

Liquidity and Capital Resources

In May 2018, we completed our underwritten public offering of 2,860,000 shares of our common stock at a public offering price of $0.70 per share and an additional 429,000 shares to cover overallotments in connection with the offering. The net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses payable was approximately $2.1 million.

On April 18, 2018, we entered into the Tenth Business Financing Modification Agreement with Western Alliance Bank, the parent company of Bridge Bank, N.A., our original lender. As of June 30, 2018, the outstanding balance of the revolving line of credit was $4.0 million and had approximately $2.3 million in additional availability. This line of credit, which is secured primarily by our accounts receivable, matures in September 2018.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. In May 2018, we took down from this shelf registration statement approximately $2.3 million.

Though we believe the revolving line of credit and its expected renewal, as well as cash generated by operations, will provide sufficient cash for operations over the next twelve months, we may still elect to sell additional securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments in order to fund the development of our technologies, make acquisitions, pursue new business opportunities or grow existing businesses.

Cash Flows - Operating

Net cash used in operating activities was $154,238 during the six months ended June 30, 2018. We reported a net loss of $2,240,721, which included non-cash expenses; depreciation and amortization expense of $1,577,060 and stock-based compensation expense of $667,797. The change in operating assets and liabilities during the six months ended June 30, 2018 was a use of cash of $161,112 primarily due to a decrease in the accounts payable balance by $3,422,114, partially offset by a decrease in the accounts receivable balance by $3,180,181. The seasonal nature of our business is such that the first half year revenue is typically less than the second half year revenue and therefore, the related accounts receivable balance is lower. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales, which are part of the business acquired in 2017, typically have slower payment terms than the terms of related payables. We expect to grow the media sales business and therefore, expect to have a greater need for working capital funding.

During the comparable period in 2017, cash used in operating activities was $2,838,986 from a net loss of $3,075,425, which included several non-cash expenses; depreciation and amortization of $1,434,867 and stock-based compensation of $586,159. The cash used was further increased by a decrease in the accounts payable balance by $3,428,398 partially offset by a change in the accounts receivable balances of $2,059,830 largely due to the working capital needs of the business acquired in 2017.

Cash Flows - Investing

Net cash used in investing activities was $941,636 and $384,935 for the six months ended June 30, 2018 and June 30, 2017, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided financing activities was $1,128,576 during 2018 primarily from proceeds of the sale of 3,289,000 shares of common stock, net of repayments on our revolving line of credit and capital leases.

In 2017, net cash provided by financing activities was $2,957,828 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the 2017 asset acquisition, net of debt repayment.

Off Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2018, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the second quarter of 2018, Yahoo! accounted for 73.1% and Google accounted for 9.0% of our revenues, respectively, and during the same period in 2017, 69.1% and 10.8%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. our original lender, under which we had $4.0 million in debt outstanding and $2.3 million of available credit as of June 30, 2018 and expires in September 2018. The credit facility contains a number of covenants that requires us and certain of our subsidiaries to, among other things:

•	pay fees to the lender associated with the credit facility;

•	meet prescribed financial covenants;

•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;

•	provide financial information to the lender; and

•	refrain from any transfer of any of our business or property, subject to customary exceptions.

We have historically had difficulties meeting the financial covenants set forth in our credit agreement. Our lender has given us waivers in the past and reset our financial covenants several times. In the event of a breach of our covenants we cannot provide any assurance that our lender would provide a waiver or reset our covenants. A breach in our covenants could result in a default under the credit facility, and in such event Bridge Bank could elect to declare all borrowings outstanding, if any, to be due and payable. If this occurs and we have outstanding obligations and are not able to repay, Bridge Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur or if our credit facility is not renewed, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

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

None, except as previously reported.

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

Inuvo, Inc.

August 8, 2018	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 8, 2018	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer