Form 10-Q
period 2018-09-30
Inuvo, Inc.
filed 2018-11-07
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 2, 2018
Common Stock	32,435,446

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

• risks associated with our pending Merger;
• material dependence on our relationships with Yahoo!, Google and other demand partners and risks associated with declining revenue from Yahoo!;
• dependence on our financing arrangements with Western Alliance Bank; which is collateralized by our assets;
• dependence on relationships with supply partners and the introduction of new products and services, which require significant investment;
• the seasonality of our business and restricted cash flow during seasonal low periods;
• dependence on our ability to effectively market and attract traffic to our sites;
• risks associated with our failure to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas;
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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "third quarter 2018" means for the three months ended September 30, 2018, "third quarter 2017" means for the three months ended September 30, 2017, “2017” means the fiscal year ended December 31, 2017 and "2018" means the fiscal year ending December 31, 2018. In February 2017, the Company acquired the assets and certain liabilities of a technology company, NetSeer, Inc. This acquisition will be referred to throughout the filing as the “2017 asset acquisition." The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2018 (Unaudited) and December 31, 2017

	2018	2017
Assets
Current assets
Cash	$4,190,274	$4,084,686
Accounts receivable, net of allowance for doubtful accounts of $43,727 and $83,789, respectively.	5,614,031	10,759,250
Prepaid expenses and other current assets	307,256	400,191
Total current assets	10,111,561	15,244,127
Property and equipment, net	2,260,967	2,306,279
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	9,779,307	10,808,018
Other assets	35,171	36,070
Total other assets	19,667,820	20,697,430
Total assets	$32,040,348	$38,247,836

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,021,255	$13,614,053
Accrued expenses and other current liabilities	2,456,831	2,887,816
Revolving credit line	4,825,000	4,900,000
Total current liabilities	16,303,086	21,401,869

Long-term liabilities
Deferred tax liability	2,331,900	2,331,900
Other long-term liabilities	250,959	426,725
Total long-term liabilities	2,582,859	2,758,625

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 32,810,202 and 28,994,981, respectively; outstanding shares 32,433,675 and 28,618,454, respectively	32,811	28,996
Additional paid-in capital	138,779,584	136,033,967
Accumulated deficit	(124,261,433)	(120,579,062)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	13,154,403	14,087,342
Total liabilities and stockholders' equity	$32,040,348	$38,247,836

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended 2018 and 2017
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$16,806,170	$20,311,502	$56,315,006	$55,798,545
Cost of revenue	6,196,057	9,649,295	21,965,955	25,161,761
Gross profit	10,610,113	10,662,207	34,349,051	30,636,784
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	8,285,465	7,161,905	25,025,922	21,122,489
Compensation	1,806,111	2,363,901	6,749,280	7,053,308
Selling, general and administrative	1,859,020	2,025,254	5,968,233	6,308,552
Total operating expenses	11,950,596	11,551,060	37,743,435	34,484,349
Operating loss	(1,340,483)	(888,853)	(3,394,384)	(3,847,565)
Interest expense, net	(101,167)	(97,318)	(296,612)	(212,922)
Loss from continuing operations before taxes	(1,441,650)	(986,171)	(3,690,996)	(4,060,487)
Income tax benefit	—	—	8,625	—
Net loss from continuing operations	(1,441,650)	(986,171)	(3,682,371)	(4,060,487)
Net loss from discontinued operations	—	—	—	(1,109)
Net loss	(1,441,650)	(986,171)	(3,682,371)	(4,061,596)

Per common share data
Basic and diluted:
Net loss from continuing operations	$(0.04)	$(0.03)	$(0.12)	$(0.14)
Net loss from discontinued operations	—	—	—	—
Net loss	$(0.04)	$(0.03)	$(0.12)	$(0.14)

Weighted average shares
Basic	32,316,988	28,553,055	30,540,796	28,030,902
Diluted	32,316,988	28,553,055	30,540,796	28,030,902

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(3,682,371)	$(4,061,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,371,958	2,239,498
Stock based compensation	827,595	923,072
Amortization of financing fees	19,200	19,200
(Recovery) Provision of doubtful accounts	(40,062)	138,789
Adjustment of European liabilities related to discontinued operations	—	1,109
Change in operating assets and liabilities:
Accounts receivable	5,183,579	(237,078)
Prepaid expenses and other current assets	74,634	81,485
Accounts payable	(4,592,798)	(1,099,692)
Accrued expenses and other liabilities	(445,857)	(967,553)
Net cash used in operating activities	(284,122)	(2,962,766)
Investing activities:
Purchases of equipment and capitalized development costs	(1,300,179)	(1,062,811)
Net cash received from 2017 asset acquisition	—	235,763
Net cash used in investing activities	(1,300,179)	(827,048)
Financing activities:
Net proceeds from sale of common stock	2,000,583	—
Net (payments) proceeds on revolving credit line	(75,000)	5,000,000
Net taxes paid on RSU grants exercised	(77,044)	(97,376)
Payments on capital leases	(158,650)	(97,300)
Treasury stock repurchase	—	(44,772)
Payoff of 2017 asset acquisition debt acquired	—	(2,015,577)
Net cash provided by financing activities	1,689,889	2,744,975
Net change – cash	105,588	(1,044,839)
Cash, beginning of year	4,084,686	3,946,804
Cash, end of period	$4,190,274	$2,901,965
Supplemental information:
Interest paid	$287,374	$180,796
Non cash investing and financing activities:
2017 asset acquisition stock issuance (See Note 13)	$—	$4,459,244
Purchase of property and equipment under capital lease	$—	$523,518
Write-down of domain names and corresponding contingent liability	$—	$222,477

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Business

Company Overview

We develop technology that connects advertisers with consumers through interactions with content across devices. Inuvo provides the means to interact with tens of thousands of advertisers ("Demand") and tens of thousands of online publishers ("Supply"). We interact with Demand/Supply constituents directly and indirectly. We serve ads that associate with images, content, video and slideshows. We generate revenue from buyers of advertising inventory which include media partners, advertisers, agencies, agency trading desks, demand-side platforms and ad networks, collectively “Demand.” Our solution incorporates a proprietary form of artificial intelligence (“AI”) branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to determine Intent. The AI solution includes a continually updated database of over 500 million machine profiles which we utilize to deliver highly targeted online audiences to our Demand customers. We earn revenue when consumers view and/or click on our ads. Our business scales as we add Demand and Supply relationships.

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

Liquidity

On October 11, 2018, we entered into the Amended and Restated Business Financing Agreement (the “Amended and Restated Financing Agreement”) with Western Alliance Bank. The Amended and Restated Financing Agreement, which is secured by all of our assets, superseded in its entirety the prior the Business Financing Agreement, as amended, that we entered into on March 1, 2012 with Bridge Bank, N.A. which is now owned by Western Alliance Bank. The Amended and Restated Financing Agreement does not have a term and either party may terminate upon notice to the other party. As a result of the amended terms of our lending relationship with Western Alliance Bank, we have additional access to credit (See Note 5 in the Notes to Consolidated Financial Statements).

In May 2018, we completed our underwritten public offering of 2,860,000 shares of our common stock at a public offering price of $0.70 per share and an additional 429,000 shares to cover overallotments in connection with the offering. The net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses payable was approximately $2.1 million.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. In May 2018, we took down from this shelf registration statement approximately $2.3 million in the underwritten public offering.

For the three months ended September 30, 2018, our revenues declined 17.3% from the same quarter in the prior year. The lower revenue in this year’s quarter is principally responsible for our $1.4 million net loss in the third quarter of 2018. Since our credit facility is dependent upon receivables, the We do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other demand partners. The combination of lower credit availability and negative cash flows generated from operating activities raises concern about our ability to continue without interruption. As described in note 15 to the notes to consolidated financial statements appearing earlier in this report, on November 2, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConversionPoint Technologies, Inc. (“CPT”) and certain related parties which provides that at the closing of this pending transaction (the “Merger”), which is subject to a number of conditions precedent, the Company will become a wholly-owned subsidiary of CPT. There are no assurances the Merger will be consummated. In addition, on November 2, 2018, we borrowed $1 million from an affiliate of CPT which we are using for working capital, and on November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the pending Merger. Subject to the terms of the Merger Agreement and the credit facility with the additional borrowing, we believe we will have sufficient cash and credit to operate until the Merger closes. There are no assurances we will be successful in our efforts to generate revenues, report profitable operations or close the Merger in which case we would need to find additional sources of credit and make substantial reductions to operating expense.

Customer concentration

We generated the majority of our revenue from two Demand side customers, Yahoo! and Google as noted below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Yahoo!	75.6%	62.1%	72.9%	68.5%
Google	8.5%	8.9%	9.0%	10.8%
Total	84.1%	71.0%	81.9%	79.3%

As of September 30, 2018, Yahoo! and Google accounted for 70.0% of our gross accounts receivable balance. As of December 31, 2017, two Demand side customers, Yahoo! and OpenX, accounted for 71.3% of our gross accounts receivable balance.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach. The adoption of Topic 606 from Topic 605 had no cumulative impact on retained earnings and no impact on revenue reported as of September 30, 2018.
Effective January 1, 2018, we recognize revenue following the five-step process outlined in Topic 606. We identify and have on file contracts with all customers. Our contracts with our major search partners pay upon delivery of a click. Additionally, our contracts with advertisers pay upon the serving of impressions. Our performance obligation is met when we deliver a click to a search partner or serve an impression to a digital publisher. We satisfy the performance obligation and recognize revenue when a click occurs from advertisements served to our digital properties or to those of our publishing partners in the period in which the click occurs. We serve as the principal in our contracts because we control the service to be performed by our publishing partners. The Company is ultimately responsible for fulfilling the promise to its customers and has latitude in pricing and publisher selection. There is no transaction price allocated to unsatisfied performance obligation and there were no contract assets or liabilities as of the date of adoption and as of September 30, 2018.

The following table presents our revenue disaggregated by channel:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Mobile	$12,532,579	$12,899,583	$39,800,781	$33,241,487
Desktop	4,014,356	7,202,772	15,671,684	21,790,230
Other	259,235	209,147	842,541	766,828
Total	$16,806,170	$20,311,502	$56,315,006	$55,798,545

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2018	December 31, 2017
Furniture and fixtures	$293,152	$288,536
Equipment	1,525,057	1,509,464
Capitalized internal use and purchased software	8,809,333	7,582,181
Leasehold improvements	421,016	455,850
Subtotal	11,048,558	9,836,031
Less: accumulated depreciation and amortization	(8,787,591)	(7,529,752)
Total	$2,260,967	$2,306,279

During the three and nine months ended September 30, 2018, depreciation expense was $457,272 and $1,343,247, respectively. During the three and nine months ended September 30, 2017, depreciation expense was $406,014 and $1,077,143, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of September 30, 2018:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(2,903,250)	$5,916,750	$330,750
Technology	5 years	3,600,000	(1,200,000)	2,400,000	540,000
Customer list, all other	10 years	1,610,000	(1,059,943)	550,057	120,753
Customer relationships	20 years	570,000	(47,500)	522,500	21,375
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand	1 year	121,000	(121,000)	—	10,083
Non-competition agreements	1 year	69,000	(69,000)	—	5,750
Intangible assets classified as long-term		$15,180,000	$(5,400,693)	$9,779,307	$1,028,711

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1) The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2018	$337,626
2019	1,350,504
2020	1,350,504
2021	1,350,504
2022	556,294
Thereafter	4,443,875
Total	$9,389,307

Note 5 - Revolving Credit Line

The following table summarizes our revolving credit line balances as of:

	September 30, 2018	December 31, 2017
Revolving credit line - 6.25 percent at September 30, 2018 (prime plus 1.0 percent), due October 20, 2018	$4,825,000	$4,900,000
Total	$4,825,000	$4,900,000

On October 11, 2018, we entered into the Amended and Restated Business Financing Agreement with Western Alliance Bank and superseded the Business Financing Agreement, as amended, we entered into on March 1, 2012 with Bridge Bank, N.A. which is now owned by Western Alliance Bank. The Amended and Restated Financing Agreement may be terminated by either party upon notice to the other party. As a result of the Amended and Restated Financing Agreement we have access to additional credit. The material terms of the Amended and Restated Financing Agreement include financing eligible invoiced receivables at an advance rate of 85% and an interest rate of prime plus 1% and a sub-limit of up to $2.5 million of uninvoiced eligible receivables at an advance rate of 75% and an interest rate of prime plus 2%. The sub-limit provision expires at the end of January 2019. The Amended and Restated Financing Agreement includes certain fees; a facility fee of $11,765 due at closing; an annual facility fee of 0.25% of the account balance due beginning on April 20, 2019; a monthly maintenance fee of 0.125% of the ending daily account balance; a $30,000 fee in lieu of a warrant; and $75,000 due upon termination of the agreement or repayment of our obligations under the agreement. The Amended and Restated Financing Agreement is secured by all of our assets.

On September 19, 2018, we entered into the Eleventh Business Financing Modification Agreement with Western Alliance Bank that modified the existing agreement by extending the maturity date to October 20, 2018.

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

We had no availability under the revolving credit line as of September 30, 2018 and the outstanding balance due on the revolving line of credit was $4.8 million. We were not in compliance with the agreement’s financial covenants as of September 30, 2018 and received a waiver from the bank of compliance with the financial covenants.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2018	December 31, 2017
Accrued marketing costs (TAC)	$1,654,053	$1,107,404
Accrued expenses and other	315,524	624,688
Capital leases, current portion	204,430	209,940
Accrued payroll and commission liabilities	184,405	867,634
Accrued sales allowance	50,000	50,000
Arkansas grant reserve	25,000	2,245
Accrued taxes	23,419	25,905

Total	$2,456,831	$2,887,816

Note 7 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	September 30, 2018	December 31, 2017
Capital leases, less current portion	$128,329	$281,470
Deferred rent	108,868	131,493
Accrued taxes, less current portion	13,762	13,762
Total	$250,959	$426,725

Note 8 – Income Taxes

We have a deferred tax liability of $2,331,900 as of September 30, 2018 and December 31, 2017, related to intangible assets acquired in March 2012 and February 2017.

We also have a net deferred tax asset of $32,503,735. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of September 30, 2018 and December 31, 2017.

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

Compensation Expense

For the three and nine months ended September 30, 2018, we recorded stock-based compensation expense for all equity incentive plans of $159,799 and $827,595, respectively. For the three and nine months ended September 30, 2017, we recorded stock-based compensation expense for all equity incentive plans of $336,913 and $923,072, respectively. Total compensation cost not yet recognized at September 30, 2018 was $1,138,696 to be recognized over a weighted-average recognition period of 1.7 years.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP as of September 30, 2018:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	733,500	41,664	1,374,836	2,150,000
2010 ECP	250,498	910,449	3,380,919	290,152	4,832,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,643,949	4,372,668	1,664,988	7,945,851
(*) Expired June 2015

The following table summarizes the activities of stock option awards under the 2005 LTIP and the 2010 ECP as of September 30, 2018:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	264,246	$2.84	2.7	$2,019
Stock options exercised	—	$—	—	—
Balance as of September 30, 2018	264,246	$2.84	2.7	$2,019
Stock options exercisable as of September 30, 2018	264,246	$2.84	2.7	$2,019

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2018:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	1,071,538	$1.84
Granted	1,664,266	$0.76
Vested	641,843	$2.26
Forfeited	450,012	$1.05
Unvested as of September 30, 2018	1,643,949	$0.80

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

Note 11 - Earnings per Share

During the three and nine month periods ended September 30, 2018 and September 30, 2017, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 12 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense from continuing operations was $101,767 and $309,596 for the three and nine months ended September 30, 2018, respectively, and $109,701 and $346,717 for the three and nine months ended September 30, 2017, respectively.

Minimum future lease payments under non-cancelable operating leases as of September 30, 2018 are:

2018	$118,870
2019	477,319
2020	405,606
2021	242,558
2022	163,284
Total	$1,407,637

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

Capital lease obligations and future minimum lease payments under non-cancelable capital leases as of September 30, 2018 are:

Lease Payments
2018	$59,527
2019	$213,685
2020	$82,404
Total payments under capital lease obligations	$355,616
Less amount representing interest	(22,857)
Present value of capital lease obligations	332,759
Current portion of capital lease obligations	(204,430)
Capital lease obligations, net of current portion	$128,329

Assets acquired under capital lease obligations are included in property and equipment in the accompanying consolidated balance sheets. Cost and related accumulated depreciation as of:

	September 30, 2018	December 31, 2017
Equipment	$707,264	$707,264
Less accumulated depreciation	(393,806)	(242,169)
Equipment, net	$313,458	$465,095

Depreciation expense on assets under capital lease obligations was $47,277 and $151,637 for the three and nine months ended September 30, 2018, respectively, and $107,531 and $66,245 for the three and nine months ended September 30, 2017, respectively, and is included in the consolidated statements of operations.

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

The purchase includes the assumption of gross customer accounts receivable totaling $2,292,485. The Company has collected most of these receivables and has recorded them at their fair value, the gross contractual amount. Specifically, identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, revenue totaling approximately $10.0 million from the 2017 asset acquisition is included in the consolidated statement of operations as of as of September 30, 2017.

Note 14 - Related Party Transactions

For the three and nine months ended September 30, 2018, the Company received a total of $10,500 and $31,500, respectively, and for the three and nine months ended September 30, 2017, $27,576 and $91,718, respectively, from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

Note 15 - Subsequent Events

Effective October 11, 2018, the Company entered into a new agreement with Western Alliance Bank for a working capital credit line (see Note 5).

On November 2, 2018 the Company entered into an Indemnification Agreement with each of the current directors and executive officers of the Company (collectively, the “Indemnities”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company's Bylaws and generally provide that the Company shall indemnify the Indemnities to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution.

On November 2, 2018, the Company entered into the Merger Agreement with CPT, ConversionPoint Holdings, Inc., a wholly-owned subsidiary of CPT (“Parent”), CPT Merger Sub, Inc., a wholly-owned subsidiary of Parent (“CPT Merger Sub”), and CPT Cigar Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Inuvo Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Inuvo Merger Sub with the Company as the surviving corporation in the Inuvo Merger (the “Inuvo Merger”), and CPT merging with and into CPT Merger Sub with CPT as the surviving corporation in the CPT Merger (the “CPT Merger” and collectively with the Inuvo Merger, the “Merger”). Upon consummation of the Merger, CPT and Inuvo will be wholly-owned subsidiaries of Parent. The Merger Agreement was unanimously approved by the Board of Directors of each of the Company, CPT, Parent, CPT Merger Sub, and Inuvo Merger Sub.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger the Company’s shareholders will be entitled to receive $0.45 in cash and 0.18877 shares of Parent common stock for each share of common stock of the Company, and CPT’s stockholders will be entitled to receive 0.9840 shares of Parent common stock for each share of common stock of CPT. Each outstanding option to acquire a share of the Company’s common stock will be converted into an option to acquire 0.2370 shares of Parent’s common stock. In addition, unvested restricted stock units will vest in full immediately prior to consummation of the Merger and will be entitled to receive the merger consideration. No fractional shares of Parent common stock will be issued in the Merger and Parent stockholders and CPT stockholders will receive cash in lieu of any fractional interests.

The Merger Agreement contains customary representations and warranties from each party to the agreement, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the CPT’s and the Company’s businesses during the interim period between the execution of the Merger Agreement and the closing of the Merger, (2) the Company’s obligations to facilitate its shareholders’ consideration of, and voting upon, the Merger Agreement and the Inuvo Merger, (3) CPT’s obligations to facilitate its stockholders’ consideration of, and voting upon, the Merger Agreement and the CPT Merger, (4) the recommendation by the Board of Directors of the Company in favor of approval of the Merger Agreement and the Inuvo Merger by the Company’s shareholders, and (5) the Company’s non-solicitation obligations relating to alternative business combination transactions.

The completion of the Merger is subject to (1) the approval of CPT’s stockholders and the Company’s shareholders, (2) regulatory approvals, (3) the closing of financing to the Parent of $36,000,000 (the “Financing”), (4) the approval of the listing of shares of Parent’s common stock on NASDAQ and conditional approval for listing on the TSX, (5) the delivery of customary opinions from counsel to the CPT and the Company to the effect that the Merger will qualify as a tax-free exchange for federal income tax purposes (6) Parent entering into separation agreements with Mr. Howe, the Company Chief Executive Officer, Mr. Ruiz, the Company’s Chief Financial Officer and Secretary, and Mr. Pisaris, the Company’s General Counsel, and (7) other customary closing conditions. Immediately following the Merger, Richard K. Howe will serve as non-executive chairman of the board of directors of the Parent and an additional individual appointed by Inuvo shall serve on the seven member board of directors of the Parent.

The Merger Agreement contains customary termination rights for both the Company and CPT and further provides that (1) a termination payment of approximately $2.8 million will be payable by the Company to CPT in certain circumstances; and (2) a termination payment of approximately $2.8 million will be payable by CPT to the Company in certain circumstances, including if the Parent fails to consummate the Financing by May 31, 2019.

On November 2, 2018, the Company and ConversionPoint Investments, LLC., an affiliate of CPT (the "Noteholder") entered into a Securities Purchase Agreement for up to $2 million pursuant to which the Company issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the Subordinated Promissory Note") to the Noteholder which we are using for working capital.

The Subordinated Promissory Note, which bears interest at the rate of 10% per annum, and the principal and accrued interest is due on November 2, 2019. The maturity date of the Subordinated Promissory Note is subject to acceleration in the event (i) the Closing (as that term is defined in the Merger Agreement) occur pursuant to the Merger Agreement, in which event the maturity date is accelerated to the fifth day after the Closing Date (as that term is defined in the Merger Agreement) and (ii) immediately upon an Event of Default (as that term is defined in the Subordinated Promissory Note). The Company has the right to prepay the amounts due under the Subordinated Promissory Note at any time, upon 15 days prior written notice to the Noteholder, subject to the term of the note and Noteholder consent. The Company’s obligations under the Subordinated Promissory Note are unsecured and subordinate to its obligations to Western Alliance Bank, the Company’s secured lender.

In the event Merger Agreement is terminated, and providing that the shares issuable upon the possible conversion of the Subordinated Promissory Note have been approved for listing on the NYSE American, the Noteholder may, upon 15 days written notice to the Company, elect to convert all or any portion of the principal and accrued and unpaid interest due under the Subordinated Promissory Note into shares of the Company’s common stock at a conversion price of $0.44 per share, or $0.35 per share if the Merger Agreement is terminated for any reason other than in connection with a Superior Proposal (as defined in the Merger Agreement). The conversion prices are subject to proportional adjustment in the event of stock split or adjustments. The Subordinated Promissory Note also contains a provision limiting the Company’s ability to issue any shares of our common stock upon any voluntary conversion by the Noteholder which, when aggregated with all shares of its common stock issued pursuant to a conversion of the Subordinated Promissory Note, would exceed 19.99% of our issued and outstanding shares of common stock immediately preceding the issuance of the note without first obtaining stockholder approval in accordance with the rules of the NYSE American.

On November 2, 2018 the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Noteholder covering the shares of its common stock which may be issued upon a conversion of the Subordinated Promissory Note.

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company is using the proceeds from these notes to pay certain costs associated with the pending Merger. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note).

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Net Revenue	$16,806,170	$20,311,502	$(3,505,332)	(17.3)%	$56,315,006	$55,798,545	$516,461	0.9%
Cost of Revenue	6,196,057	9,649,295	(3,453,238)	(35.8)%	21,965,955	25,161,761	(3,195,806)	(12.7)%
Gross Profit	$10,610,113	$10,662,207	(52,094)	(0.5)%	$34,349,051	$30,636,784	$3,712,267	12.1%
Net Revenue

Net revenue for the third quarter 2018 was $16.8 million, 17% lower than the same quarter of 2017 and $56.3 million for the first nine months of the year, 1% higher compared to 2017. The decline in net revenue in the current quarter was primarily due to our decision earlier this year to reduce support of our proprietary Supply Side Platform (“SSP”) and focus on the Demand side of our business where our IntentKey technology provides maximum competitive differentiation. This realignment caused a 74% reduction in revenue generated from the SSP as compared to the prior year with a rate of decline faster than we had expected. In addition, during the last half of the third quarter of 2018 we experienced lower monetization for our inventory from our largest Demand partner. We have not seen an appreciable change in monetization for our inventory subsequent to the third quarter of 2018 and we do not know whether monetization will return to former levels. Though net revenue was 12% higher in the first six months of the current year over 2017, the lower third quarter revenue of the current year reduced the year to date increase to 1%.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The decrease in the cost of revenue in the third quarter of 2018 compared to the same time period in 2017 and for the nine months ended September 30, 2018 compared to the same time period in 2017 is due primarily to lower revenue and to the lower demand for clicks mentioned above in Net Revenue.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Marketing costs	$8,285,465	$7,161,905	$1,123,560	15.7%	$25,025,922	$21,122,489	$3,903,433	18.5%
Compensation	1,806,111	2,363,901	(557,790)	(23.6)%	6,749,280	7,053,308	$(304,028)	(4.3)%
Selling, general and administrative	1,859,020	2,025,254	(166,234)	(8.2)%	5,968,233	6,308,552	$(340,319)	(5.4)%
Operating expenses	$11,950,596	$11,551,060	$399,536	3.5%	$37,743,435	$34,484,349	$3,259,086	9.5%

Overall, our operating expenses for the three and nine months ended September 30, 2018, increased 3.5% and 9.5%, respectively, compared to the same periods in 2017.

Marketing costs include those expenses required to attract an audience to our owned web properties. The increase in marketing costs in the three and nine months ended September 30, 2018 compared to the same periods in the prior year was partially due to adjusting traffic acquisition campaigns to the lower monetization as described above in Net Revenue that the market place experienced in the third quarter.

Compensation expense decreased for the three and nine month periods ended September 30, 2018 as compared to the same periods in 2017 due primarily to lower headcount. The average headcount, both full-time and part-time, at September 30, 2018 was 68 compared to 90 for the same quarter last year. We expect a stable compensation expense in the coming quarters as we have shifted our focus to the Demand side of the business.

Selling, general and administrative expenses were $1.9 million for the three month period ended September 30, 2018 and $6.0 million for the nine month period ended September 30, 2018, slightly lower from the prior year periods. We expect quarterly selling, general and administrative expense to continue to be relatively flat.

Interest expense, net

Interest expense, net, which represents interest expense on the bank credit facility and capital lease obligations, increased approximately $4,000 to $101,000 in the quarter ended September 30, 2018 compared to the same period in 2017 and $84,000 to $297,000 for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher interest rates on the credit line this year compared to last year.

Income from discontinued operations

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve our remaining subsidiary in the EU was approved. As a result, for the nine months ended September 30, 2017, we recorded a net loss of $1,109 due to a charge from a service provider.

Liquidity and Capital Resources

On October 11, 2018, we entered into the Amended and Restated Business Financing Agreement with Western Alliance Bank. The Amended and Restated Financing Agreement, which is secured by all of our assets, amended and superseded in its entirety the Business Financing Agreement, as amended, that we entered into on March 1, 2012 with Bridge Bank, N.A. which is now owned by Western Alliance Bank. The Amended and Restated Financing Agreement does not have a term and either party may terminate upon notice to the other party. As a result of the amended terms of our lending relationship with Western Alliance Bank, we have additional access to credit. See note 5 of the consolidated financial statements appearing earlier in this report.

In May 2018, we completed our underwritten public offering of 2,860,000 shares of our common stock at a public offering price of $0.70 per share and an additional 429,000 shares to cover over allotments in connection with the offering. The net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses payable was approximately $2.1 million.

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace the existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. In May 2018, we took down from this shelf registration statement approximately $2.3 million in the underwritten public offering.

For the three months ended September 30, 2018, our revenues declined 17.3% from the same quarter in the prior year. The lower revenue in this year’s quarter is principally responsible for our $1.4 million net loss in the third quarter of 2018. Since our credit facility is dependent upon receivables, the lower revenue reduces our credit availability. We do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other demand partners. The combination of lower credit availability and negative cash flows generated from operating activities raises concern about our ability to continue without interruption. As described in note 15 to the notes to consolidated financial statements appearing earlier in this report, on November 2, 2018, we entered into the Merger Agreement and an affiliate of ConversionPoint Technologies lent us $1 million for working capital, and our Chief Executive Officer and members of our board of directors have lent us an aggregate of $250,000 to cover certain costs associated with the pending Merger. Subject to the terms of the Merger Agreement and the credit facility, with the additional borrowing, we believe we will have sufficient cash and credit to operate until the Merger closes. However, there are no assurances that the Merger will be consummated. While the merger is pending, our ability to raise additional working capital is limited by the terms of the Merger Agreement. There are no assurances we will be successful in our efforts to generate revenues, report profitable operations or close the Merger in which case we would need to find additional sources of credit and make substantial reduction to operating expense.

Cash Flows - Operating

Net cash used in operating activities was $284,122 during the nine months ended September 30, 2018. We reported a net loss of $3,682,371, which included non-cash expenses; depreciation and amortization expense of $2,371,958 and stock-based compensation expense of $827,595. The change in operating assets and liabilities during the nine months ended September 30, 2018 was a provision of cash of $219,558 primarily due to a decrease in the accounts receivable balance by $5,183,579, partially offset by a decrease in the accounts payable balance by $4,592,798. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales, which are part of the business acquired in 2017, typically have slower payment terms than the terms of related payables.

During the comparable period in 2017, cash used in operating activities was $2,962,766 from a net loss of $4,061,596, which included several non-cash expenses; depreciation and amortization of $2,239,498 and stock-based compensation of $923,072. The cash used was further increased by a change in the accounts payable balance by $1,099,692 and a change in the accounts receivable balances of $237,078 largely due to the working capital needs of the business acquired in 2017.

Cash Flows - Investing

Net cash used in investing activities was $1,300,179 and $827,048 for the nine months ended September 30, 2018 and September 30, 2017, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided financing activities was $1,689,889 during 2018 primarily from proceeds of the sale of 3,289,000 shares of common stock, net of repayments on our revolving line of credit and capital leases.

In 2017, net cash provided by financing activities was $2,744,975 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the 2017 asset acquisition, net of debt repayment.

Off Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2018, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger is subject to closing conditions that, if not satisfied or waived in a timely manner or at all, will result in the Merger not being completed or delayed. A failure to complete or delay in completing the Merger may have an adverse effect on our businesses due to uncertainty or operating restrictions while the Merger are pending or cause the market price of our common stock to decline. The Merger will not be completed unless all of the conditions to the Merger have been satisfied or, if permissible, waived. We cannot predict what the effect on the market price of our common stock would be if the Merger is not completed, but depending on market conditions at the time, it could result in a decline in market price. A substantial delay in completing the Merger due to the need to satisfy the conditions to closing the Merger, or the imposition of any unfavorable terms, conditions, or restrictions in obtaining a waiver from such conditions or otherwise, could have a material adverse effect on the anticipated benefits of, or increase the costs associated with the Merger. In addition, we are subject to certain restrictions on the operation of our business while the Merger are pending, which could impair our ability to operate our businesses and prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger. Any of these situations could also result in a decline in the market price of our common stock. Also, the uncertainty regarding whether the Merger will be completed (including uncertainty regarding whether the conditions to closing will be met) could impact our relationships with our employees, suppliers and partners. These restrictions and uncertainties could have an adverse impact on our business, financial condition, or results of operations and could result in a decline in the market price of our common stock or an increase in the volatility of the market prices.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the third quarter of 2018, Yahoo! accounted for 75.6% and Google accounted for 8.5% of our revenues, respectively, and during the same period in 2017, 62.1% and 8.9%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. Our revenue in the third quarter 2018 was 17.3% lower than the same quarter of 2017 due to demand and pricing changes by our largest customer, Yahoo!. The result was approximately a 40% decrease in RPCs. We have not seen an appreciable change in RPCs and we do not know whether RPCs will return to their former levels.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank under which we had $4.8 million in debt outstanding and no availability as of September 30, 2018. The facility expired in September 2018 and was extended to October 2018. We signed a new facility agreement with Western Alliance Bank on October 11, 2018. The new agreement has no financial covenants. The credit facility contains a number of requirements, among other things:

•  pay fees to the lender associated with the credit facility;
• maintain our corporate existence in good standing;
• grant the lender a security interest in our assets;
• provide financial information to the lender; and
• refrain from any transfer of any of our business or property, subject to customary exceptions.

We have historically had difficulties meeting the financial covenants set forth in our credit agreement. During the third quarter of 2018 we failed to comply with the minimum revenue and adjusted EBITDA requirement. Our lender has given us waivers in the past, including in connection with our failure to meet the covenants during the third quarter of 2018, and reset our financial covenants several times. A breach in our covenants could result in a default under the credit facility, and in such event Western Alliance Bank could elect to declare all borrowings outstanding, if any, to be due and payable. If this occurs and we have outstanding obligations and are not able to repay, Western Alliance Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

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

If we fail to meet the requirements of the grant after the initial four-year period, we may be required to repay a portion of the grant, up to but not to exceed the full amount of the grant. Should this occur, we cannot assure you that our assets would be sufficient to repay our grant in full, we would be able to borrow sufficient funds to refinance the grant, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy. As of September 30, 2018, we had 39 full-time, permanent positions in Arkansas.

Our business is seasonal and our financial results and cash availability may vary significantly from period to period. Historically, the last half of the year has stronger demand and therefore greater revenue than the first half of the year. We experience lower RPCs due to a decline in demand for inventory on website and app space and the recalibrating of advertiser’s marketing budgets after the holiday selling season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results. A material percentage of our operating expense is fixed and does not vary significantly with revenue. When revenue is seasonally lower cash availability is constrained. The bank credit facility and cash generated by operations may be insufficient to continue normal operations. We may elect to sell securities to the public or to selected investors, or borrow under the current or any replacement line of credit or other debt instruments which may cause dilution.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 2, 2018 the Company entered into an Indemnification Agreement with each of the current directors and executive officers of the Company (collectively, the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company's Bylaws and generally provide that the Company shall indemnify the Indemnitees to the fullest extent permitted by applicable law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution. The form of Indemnification Agreement is filed as Exhibit 10.5 to this report.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
1.1	Underwriting Agreement dated May 11, 2018	8-K	5/11/18	1.1
2.1	Agreement and Plan of Merger by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., and CPT Cigar Merger Sub, Inc., dated November 2, 2018.*	8-K	11/5/18	2.1
2.2	Securities Purchase Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.2
2.3	10% Senior Unsecured Subordinated Convertible Promissory Note, executed by the Company in favor of CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.3
2.4	Registration Rights Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.4
2.5	Form of 10% Promissory Note, executed by Inuvo, Inc. in favor of certain affiliates of Inuvo, Inc., dated November 1, 2018.	8-K	11/5/18	2.5
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3.1.4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Amendment # 16 dated Yahoo! Publisher Network Contract dated August 28, 2018				Filed***
10.2	INTENTIONALLY OMITTED
10.3	Form of Amendment #11 dated September 19, 2018 to the Business Financing Agreement with Western Alliance Bank				Filed
10.4	Form of Amended and Restated Business Financing Agreement dated October 11, 2018 with Western Alliance Bank				Filed
10.5	Form of Indemnification Agreement				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer
99.1	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and G. Kent Burnett, dated November 2, 2018.	8-K	11/5/18	99.1
99.2	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Don Walker “Trey” Barrett III, dated November 2, 2018.	8-K	11/5/18	99.2
99.3	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Gordon J. Cameron, dated November 2, 2018.	8-K	11/5/18	99.3

99.4	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Richard K. Howe, dated November 2, 2018.	8-K	11/5/18	99.4
99.5	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Charles D. Morgan, dated November 2, 2018.	8-K	11/5/18	99.5
99.6	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and John B. Pisaris, dated November 2, 2018.	8-K	11/5/18	99.6
99.7	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Wallace D. Ruiz, dated November 2, 2018.	8-K	11/5/18	99.7
99.8	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Patrick Terrell, dated November 2, 2018.	8-K	11/5/18	99.8
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 7, 2018	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 7, 2018	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer