Form 10-K
period 2018-12-31
Inuvo, Inc.
filed 2019-03-15
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-32442

INUVO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0450450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 President Clinton Ave., Suite 300, Little Rock, AR	72201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (501) 205-8508

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE American

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 29, 2018 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $21.0 million.

As of March 8, 2019, there were 32,350,906 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	risks associated with our pending Merger;

•	material dependence on our relationships with Yahoo!, Google, Microsoft Online and other demand partners and risks associated with declining revenue from Yahoo!;

•	dependence on our financing arrangements with Western Alliance Bank, which is collateralized by our assets;

•	dependence on relationships with supply partners and the introduction of new products and services, which require significant investment;

•	the seasonality of our business and restricted cash flow during seasonal low periods;

•	dependence on our ability to effectively market and attract traffic to our sites;

•	risks associated with our failure to adhere to the covenants and restrictions in our grant agreement with the state of Arkansas;

•	need to keep pace with technology changes;

•	fluctuations of quarterly financial results and the trading price of our common stock;

•	vulnerability to interruptions of services;

•	dependence on key personnel;

•	vulnerability to regulatory and legal uncertainties and our ability to comply with applicable laws and regulations;

•	need to protect our intellectual property;

•	vulnerability to publishers who could fabricate clicks;

•	vulnerability to a downturn and to uncertainty in global economic conditions; and

•	the dilutive impact to our stockholders from outstanding restricted stock grants, options and convertible securities.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2017” means the fiscal year ended December 31, 2017, "2018" means the fiscal year ended December 31, 2018, and “2019” means the fiscal year ending December 31, 2019. The information which appears on our corporate web site at www.inuvo.com is not part of this report. In February 2017, the Company acquired the assets and certain liabilities of a technology company, NetSeer, Inc. This acquisition will be referred to throughout the filing as the “2017 asset acquisition." The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is a technology company that provides data-driven platforms that can automatically identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates over a billion marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance. Inuvo counts among its many contractual relationships, three clients who collectively manage over 50% of all U.S. digital media budgets.

Inuvo’s solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI includes a continually updated database of over 500 million machine profiles which Inuvo utilizes to deliver highly aligned online audiences to its clients. Inuvo earns revenue when consumers view or click on its client’s messages. Inuvo’s business scales through account management activity with existing clients and by adding new clients through sales activity.

As part of Inuvo’s technology strategy, it owns a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test Inuvo’s technologies, while also delivering high quality consumers to clients through the interaction with proprietary content in the form of images, videos, slideshows and articles.

There are many barriers to entry to Inuvo’s business that would require proficiency in large scale data center management, software development, data products, analytics, artificial intelligence, integration to the internet of things, or IOT, the relationships required to execute within the IOT and the ability to process tens of billions of transactions daily. Inuvo’s intellectual property is protected by 15 issued and 8 pending patents.

Recent Developments

On November 2, 2018, Inuvo entered into the Merger Agreement with ConversionPoint Technologies ("CPT"), ConversionPoint Holdings, Inc., a wholly-owned subsidiary of CPT (“Parent”), CPT Merger Sub, Inc., a wholly-owned subsidiary of Parent (“CPT Merger Sub”), and CPT Cigar Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Inuvo Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Inuvo will merge with and into Inuvo Merger Sub with Inuvo as the surviving corporation in the Inuvo Merger (the “Inuvo Merger”), and CPT merging with and into CPT Merger Sub with CPT as the surviving corporation in the CPT Merger (the “CPT Merger” and collectively with the Inuvo Merger, the “Merger”). Upon consummation of the Merger, CPT and Inuvo will be wholly-owned subsidiaries of Parent.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger our stockholders will be entitled to receive $0.45 in cash and 0.18877 shares of Parent common stock for each share of common stock of Inuvo, and CPT’s stockholders will be entitled to receive 0.9840 shares of Parent common stock for each share of common stock of CPT. Each outstanding option to acquire a share of our common stock will be converted into an option to acquire 0.2370 shares of Parent’s common stock. In addition, unvested restricted stock units will vest in full immediately prior to consummation of the Merger and will be entitled to receive the merger consideration. No fractional shares of Parent common stock will be issued in the Merger and Parent stockholders and CPT stockholders will receive cash in lieu of any fractional interests.

The Merger Agreement contains customary representations and warranties from each party to the agreement, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the CPT’s and Inuvo’s businesses during the interim period between the execution of the Merger Agreement and the closing of the Merger, (2) our obligations to facilitate our stockholders’ consideration of, and voting upon, the Merger Agreement and the Inuvo Merger, (3) CPT’s obligations to facilitate its stockholders’ consideration of, and voting upon, the Merger Agreement and the CPT Merger, (4) the recommendation by our Board of Directors in favor of approval of the Merger Agreement and the Inuvo Merger by our stockholders, and (5) Inuvo’s non-solicitation obligations relating to alternative business combination transactions.

The completion of the Merger is subject to (1) the approval of CPT’s stockholders and Inuvo’s stockholders, (2) regulatory approvals, (3) the closing of financing to the Parent of $36,000,000 (the “Financing”), (4) the approval of the listing of shares of Parent’s common stock on NASDAQ and conditional approval for listing on the TSX, (5) the delivery of customary opinions from counsel to the CPT and Inuvo to the effect that the Merger will qualify as a tax-free exchange for federal income tax purposes (6) Parent entering into separation agreements with Mr. Howe, our Chief Executive Officer, Mr. Ruiz, our Chief Financial Officer and Secretary, and Mr. Pisaris, our General Counsel, and (7) other customary closing conditions. Immediately following the Merger, Mr. Howe will serve as non-executive chairman of the Board of Directors of the Parent and an additional individual appointed by Inuvo shall serve on the seven member board of directors of the Parent.

The Merger Agreement contains customary termination rights for both Inuvo and CPT and further provides that (1) a termination payment of approximately $2.8 million will be payable by us to CPT in certain circumstances; and (2) a termination payment of approximately $2.8 million will be payable by CPT to Inuvo in certain circumstances, including if the Parent fails to consummate the Financing by May 31, 2019.

In addition, on November 1, 2018, Inuvo and ConversionPoint Investments, LLC., an affiliate of CPT (the "Noteholder") entered into a Securities Purchase Agreement for up to $2 million pursuant to which Inuvo issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the Subordinated Promissory Note") to the Noteholder which we are using for working capital. The terms of the Subordinated Promissory Note are described in Note 8 to the notes to our audited consolidated financial statements appearing later in this report.

On March 1, 2019, we entered into Amendment No. 1 to the Agreement and Plan of Merger dated November 2, 2018 (the “Amendment”) to (i) due to the delays in the SEC’s ability to review and declare effective securities filings because of the government shutdown, extend the outside date for New Parent to receive funding in a financing from May 31, 2019 to July 12, 2019, and extend the outside termination date for closing of the Mergers from June 30, 2019, to August 5, 2019, (ii) permit the issuances of the above described Notes and permit us to issue up to 3,272,728 shares of common stock or securities convertible into up to 3,272,728 shares of our common stock, and waive any breach of our representations, warranties, or covenants that would be caused by the stock issuance. Our exchange ratio of 0.18877 shares of New Parent common stock for each share of our common stock for the stock portion of the merger consideration is adjusted downward to account for the dilutive effect of the stock issuance, and (iii) permit us to amend our articles of incorporation to increase the amount of its authorized shares of common stock from 40,000,000 to 60,000,000.

On December 17, 2018 the Parent filed a registration statement on Form S-4 with the SEC for, among other matters, the stockholder meetings to be held by each of Inuvo and CPT. Unfortunately, as a result of the recent shutdown of the U.S. government between December 22, 2018 and January 25, 2019, the processing of this registration statement by the SEC was delayed. While all parties continue to diligently pursue its effectiveness and all actions necessary to proceed to a closing of the Merger, at this time we are unable to predict when such a closing may occur. The information which appears in this report gives no effect to the possible closing of the Merger.

Products and Services

The Inuvo digital marketplace allows advertisers and publishers the opportunity to buy and sell advertising space in real time and includes the following products and services:

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

Key Relationships

We maintain long-standing relationships with Yahoo!, Google and Microsoft Online that provide access to hundreds of thousands of advertisers from which most of our ValidClick and Digital Publishing revenue originates. When an advertisement is clicked, we effectively sell that click to these partners who then sell it to the advertisers. We maintain multi-year service contracts with these companies. We also have contracts with OpenX and AppNexus that provide access to advertisers and publishers for the IntentKey. In 2018, these customers accounted for 92.9% of our total revenue as compared to 92.6% in 2017.

In addition to our key customer relationships, we maintain important distribution relationships with owners and publishers of websites and mobile applications. We provide these partners with advertisements which they use to monetize their websites and mobile applications. We continuously monitor our partners' traffic with a variety of proprietary and patent protected software tools that can determine the quality of the traffic that is viewing and clicking on served advertisements.

Strategy

Our business strategy has been to develop technologies that displace intermediaries while cultivating relationships that provide access to media spend and media inventory. In this regard, we have proprietary demand and supply side technologies, consumer targeting technologies, on-page or in-app ad-unit technologies, proprietary data and data management technologies, and advertising fraud detection technologies. We have both direct and indirect relationships at some of the largest media buyers and/or consolidators in the industry. For our core business, the immediate strategy is to complement our indirect channels with more direct advertiser and publisher relationships as a way to reduce concentration risk and improve margins.

Our ability to compete requires that our technology delivers strong monetization of publisher content. To accelerate the time to market for these technologies and so as to gain competitive reconnaissance, we have developed a set of owned and operated digital properties. These websites provide the means to test advertising technology in a controlled environment which in turn reduces the time to market for the introduction of those technologies. The strategy has the added benefit of providing a high quality directly controlled source of advertising inventory which can be adapted to meet demand and supply changes in near real time.

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

Sales and Marketing

We drive general awareness of our brands through various marketing channels including our websites, social media, blogs, public relations, trade shows and conferences. Sales and marketing for our products differs based on whether they are demand or supply facing.

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

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic elements of our products are built on components from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading open source software projects such as Apache Web Server, MySQL, Java, Perl, Java and Linux. By seeking to strike the proper balance between using commercially available software and open source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

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

Employees

As of February 28, 2019, we had 60 full-time employees, none of which are covered by a collective bargaining agreement.

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

In February 2017, we entered into an Asset Purchase Agreement with NetSeer, Inc. ("NetSeer") which allowed us to advance our technology strategy while increasing both our number of advertisers and publishers. We exchanged 3,529,000 shares of Inuvo common stock and assumed approximately $6.8 million of specified liabilities in this business combination (See Note 17).

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

The Merger is subject to closing conditions that, if not satisfied or waived in a timely manner or at all, will result in the Merger not being completed or delayed. A failure to complete or delay in completing the Merger may have an adverse effect on our businesses due to uncertainty or operating restrictions while the Merger is pending or cause the market price of our common stock to decline. The Merger will not be completed unless all of the conditions to the Merger have been satisfied or, if permissible, waived. We cannot predict what the effect on the market price of our common stock would be if the Merger is not completed, but depending on market conditions at the time, it could result in a decline in market price. A substantial delay in completing the Merger due to the need to satisfy the conditions to closing the Merger, or the imposition of any unfavorable terms, conditions, or restrictions in obtaining a waiver from such conditions or otherwise, could have a material adverse effect on the anticipated benefits of, or increase the costs associated with the Merger. In addition, we are subject to certain restrictions on the operation of our business while the Merger is pending, which could impair our ability to operate our businesses and prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger. Any of these situations could also result in a decline in the market price of our common stock. Also, the uncertainty regarding whether the Merger will be completed (including uncertainty regarding whether the conditions to closing will be met) could impact our relationships with our employees, suppliers and partners. These restrictions and uncertainties could have an adverse impact on our business, financial condition, or results of operations and could result in a decline in the market price of our common stock or an increase in the volatility of the market prices.

We have a history of losses, and our revenues declined in 2018 from 2017 and we cannot anticipate with any degree of certainty what our revenues will be in future periods.  Our working capital deficit has increased substantially at December 31, 2018 as compared to December 31, 2017.
We reported a net loss of approximately $5.9 million in 2018 as compared to a net loss of approximately $3.1 million in 2017.  At December 31, 2018, we had a cash balance of approximately $229,000 and a working capital deficit of approximately $6.9 million as compared to a cash balance of approximately $4.1 million and a working capital deficit of approximately $6.2 million at December 31, 2017.  As described elsewhere in this report, our industry is currently in a consolidation phase and our strategic decisions to discontinue certain non-strategic technologies in response to our changing industry involved the short-term loss of revenue and margin in anticipation of future growth and margins starting in 2019. We estimate that the revenue loss associated with this decision was $7.2 million in 2018. In addition, we are incurring certain additional costs associated with the Merger which also adversely impacts our working capital.  Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk of operation without interruption.

We rely on three customers for a significant portion of our revenues. We are reliant upon Yahoo!, Google and Microsoft Online for most of our revenue. During 2018 they accounted for 71.8%, 10.1% and 5.5% of our revenues, respectively. In 2017, Yahoo!, Google and OpenX accounted for 66.7%, 10.4% and 9.4% of our revenues. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to our end-user queries.

We would likely experience a significant decline in revenue and our business operations could be significantly harmed if (i) these customers do not approve our new websites, publishers and / or applications, (ii) if we or our publishers violate their guidelines or they change their guidelines, or (iii) if our contracts with these customers are terminated or expire without being renewed. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. Our contracts with each of these customers contain broad termination provisions and our Yahoo! contract expires in November 2020, our Google contract expires in February 2021 and our Microsoft Online contract expires in February 2020. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank ("Western Alliance Bank"), the parent company of Bridge Bank, N.A. our original lender, expired in October 2018. Effective October 11, 2018, we entered into a new agreement with Western Alliance Bank which superseded the expiring facility. The new agreement may be terminated by either party at any time and has a sub-limit provision that expires on April 30, 2019. While we believe we will be able to renew with substantially similar terms and conditions, there are no assurances that we will be able to renew. In that event, our liquidity in future periods would be materially adversely impacted. In addition, the credit facility contains a number of covenants that requires us to, among other things:

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

Failure to comply with federal, state and international privacy and data security laws and regulations, or the expansion of current or the enactment of new privacy and data security laws or regulations, could adversely affect our business. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices, and internationally the European Union’s new General Data Protection Regulation (GDPR) went into effect in May 2018. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. The existing and soon to be enacted privacy and data security related laws and regulations are evolving and subject to potentially differing interpretations. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or international privacy or consumer protection-related laws, including the GDPR, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

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

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. As of December 31, 2018, we had 39 full-time employees located in Arkansas. Failure to meet the requirements of the grant after the initial four-year period, may require us to repay a portion of the grant, up to but not to exceed the full amount of the grant. At December 31, 2018, we accrued a contingent liability of $55,000 for the lower than required employment. Should the lower than required employment continue, we cannot assure you that our assets would be sufficient to repay our grant in full, we would be able to borrow sufficient funds to refinance the grant, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Significant dilution will occur if outstanding convertible securities options are exercised or restricted stock unit grants vest. As of December 31, 2018, we had stock options outstanding to purchase a total of 264,246 shares with exercise prices ranging from $0.56 to $3.70 per share, with a weighted average exercise price of $2.84. We also had 1,571,864 restricted stock units outstanding. If outstanding stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant. In addition, in relation to a debt security, under certain circumstances, they have the right to convert their debt to Inuvo stock. See Note 2 and Note 20 to the Consolidated Financial Statements for more details.

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

ITEM 3. LEGAL PROCEEDINGS.

Litigation related to the mergers that could prevent or delay the completion of the mergers and/or result in the payment of damages following the completion of the mergers.

On December 19, 2018 and December 20, 2018, Peter D’Arcy and Morris Akerman, both of whom claim to be stockholders of Inuvo, commenced separate putative class action lawsuits, captioned D’Arcy v. Inuvo, Inc. et al., No. 1:18-cv-02023-UNA, in the United States District Court for the District of Delaware; and Akerman v. Inuvo, Inc. et al., No. 2:18-cv-02407, in the United States District Court for the District of Nevada. The two lawsuits each name Inuvo and the members of Inuvo’s board of directors as defendants. The D’Arcy action also names ConversionPoint Technologies, Inc. and various entities created to effect the merger as defendants. The complaints filed in the lawsuits assert claims under Section 14(a) and Section 20(a) of the Exchange Act challenging the adequacy of the disclosures relating to the merger transactions made in a joint consent solicitation statement/prospectus.
On December 21, 2018, Domenic Spagnolo, another purported stockholder of Inuvo, filed a substantially similar lawsuit, captioned Spagnolo v. Inuvo, Inc. et al., No. 1:18-cv-12099, in the United States District Court for the Southern District of New York. This complaint similarly challenged the adequacy of disclosure under the same sections of the Exchange Act against Inuvo and its directors.
Each of the foregoing lawsuits seeks, among other relief, an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated, and an award of attorneys’ fees. Inuvo believes the claims asserted in the lawsuits are without merit. Inuvo intends to vigorously contest the lawsuits. On February 4, 2019, Inuvo filed a motion to dismiss, or in the alternative to stay, the Akerman and Spagnolo action pending the resolution of the first- filed D’Arcy case.  Then, on March 4, 2019, we filed a second motion to dismiss the Spagnolo action based on a failure to state a claim under the law. In the Akerman action, no hearings have had been scheduled. In the Spagnolo action, the Court ordered Plaintiff Spagnolo an opportunity to amend his complaint in response to the motion to dismiss or, or, alternatively, to oppose the motion to dismiss by March 25, 2019. If Plaintiff Spagnolo files an amended complaint, we will have three weeks to respond. Further, Plaintiff Spagnolo filed a preliminary injunction, seeking to enjoin a shareholder vote on the merger. Per court order, the Company responded to the preliminary injunction on March 1, 2019. Plaintiff Spagnolo was ordered to reply by March 8, 2019.
On January 4, 2019 and January 8, 2019, respectively, two more purported stockholders of Inuvo, Adam Franchi and Les Thomas, filed substantially similar putative class action lawsuits, captioned Franchi v. Inuvo, Inc. et al., No. A-19-787021-C and Thomas v. Inuvo, Inc. et al., No. T19-57 , in the District Court of the State of Nevada in the County of Clark. These complaints also name Inuvo and the members of Inuvo’s board of directors as defendants. The Franchi action also names ConversionPoint Technologies, Inc. and various entities created to effect the merger as defendants. Both complaints assert breach of fiduciary duties claims arising from the adequacy of the disclosures relating to the merger transactions made in a joint consent solicitation statement/prospectus, and both complaints seek an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated, and an award of attorneys’ fees.
Inuvo believes the claims asserted in these most recent lawsuits are similarly without merit. Inuvo intends to vigorously contest these lawsuits. On January 25, 2018, the Thomas plaintiff filed a preliminary injunction seeking to enjoin the merger. A hearing on the preliminary injunction is scheduled for March 18, 2019. On February 5 and 14, 2019, Inuvo filed motions to dismiss, or in the alternative to stay, the Franchi and Thomas actions, respectively, pending the resolution of the first-filed D’Arcy action. A hearing on the Franchi motion is yet to be scheduled. A hearing on the Thomas motion is scheduled for April 1, 2019.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE American under the symbol "INUV."

As of March 8, 2019, the last reported sale price of the common stock on NYSE American was $1.28 and there were approximately 407 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None, except as previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is a technology company that provides data-driven platforms that can automatically identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates over a billion marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance. Inuvo counts among its many contractual relationships, three clients who collectively manage over 50% of all U.S. digital media budgets.

Inuvo’s solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI includes a continually updated database of over 500 million machine profiles which Inuvo utilizes to deliver highly aligned online audiences to its clients. Inuvo earns revenue when consumers view or click on its client’s messages. Inuvo’s business scales through account management activity with existing clients and by adding new clients through sales activity.

As part of Inuvo’s technology strategy, it owns a collection of websites like alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test Inuvo’s technologies, while also delivering high quality consumers to clients through the interaction with proprietary content in the form of images, videos, slideshows and articles.

There are many barriers to entry to Inuvo’s business that would require proficiency in large scale data center management, software development, data products, analytics, artificial intelligence, integration to the internet of things, or IOT, the relationships required to execute within the IOT and the ability to process tens of billions of transactions daily. Inuvo’s intellectual property is protected by 15 issued and 8 pending patents.

2018 Overview

In 2018, we executed on the three goals we had set for the company when we made the decision to purchase NetSeer in the prior year: 1) to bring artificial intelligence to digital marketing; 2) to re-imagine how consumer information is collected and used for marketing purposes; and 3) to expand our marketing technology footprint beyond search advertising. As is the case with most acquisitions, there were components of the NetSeer business that were aligned with these strategies and some that were not.

We had gained sufficient experience with the NetSeer assets to begin re-engineering the business so as to align with these strategic goals. Our first decision was to focus all of our attention on the most differentiated component of the asset which was the artificial intelligence technology being used to manufacture this incredibly rich source of consumer prospecting information (Data). This decision had implications that included: a) discontinuing certain non-strategic technologies including a proprietary marketing platform; b) finding a suitable substitute(s) marketing platform for the execution of the data; and c) raising capital to fund the strategy and working capital needs throughout the re-engineering period which we estimated would take the entire fiscal 2018 year.

There was a trade-off associated with the decision to discontinue the non-strategic technologies which involved the short-term loss of revenue and margin in anticipation of future growth and margins starting in 2019. We estimate that the revenue loss associated with this decision was $7.2 million in 2018. The attrition of revenue occurred faster than we had expected and as a result, we accelerated the elimination of expenses and resources associated with the discontinued technologies including the elimination of approximately 20 full time employees. We raised approximately $2.1 million (net) in May of 2018 to ensure continuity of the strategy.

In January of 2019, we completed the re-engineering with the announcement of the integration of the IntentKey into the world’s largest independent marketplace for digital advertising, AppNexus which was the solution to the problem identified in b) above. This means our Data is now executable on one of the world’s best advertising platforms used by thousands of potential Inuvo clients. Early results from new and existing clients suggest both better results and a materially improved competitive positioning as evidenced by a strong pipeline of RFP’s. We are convinced that the technology we have and the integration we have engineered is a game changing paradigm shift for an industry burdened by a plethora of consumer data privacy and technology complications which we have now re-imagined with the IntentKey data platform and doing so faster, better and cheaper.

Heading into 2019, we are effectively a business with two data management platforms, the IntentKey and ValidClick. In both cases, we leverage these platforms to consummate a transaction between consumer and advertiser. This means we now can serve clients across numerous marketing channels with enviable enabling relationships like AppNexus, Google, Yahoo! and Microsoft Online. While the ValidClick business was effectively flat year-over-year, this was more the consequence of limited resources and their allocation towards strategy than it was opportunity. Now that we are past the investment stage with the IntentKey, we expect the ValidClick business to continue to grow in what remains the largest single marketing spend category.

The foundation, which was laid in 2018, was the catalyst for the announced Merger with ConversionPoint Technologies in November of 2018. The combination of Inuvo’s front end marketing technologies with ConversionPoint’s back-end eCommerce engagement technologies represent the next wave of digital technology consolidation and we will be among the first to execute on this opportunity. This new positioning within eCommerce technology combined with a stronger product value proposition and more capital with greater operating scale forms the foundation of our excitement for the Merger.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2018 and 2017 appearing elsewhere in this report. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for sale chargebacks, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Though actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, in the past such differences have been immaterial. Because our procedures require review of estimates and assumptions throughout the fiscal year, and differences between the estimates and assumptions and the actual results have been minor and immaterial, we have no reason not to believe the accuracy of our estimates and assumptions will continue into future quarters.

Results of Operations

	For the Years Ended December 31,
	2018	2017	Change	% Change
Net Revenue	$73,330,642	$79,554,493	$(6,223,851)	(7.8%)
Cost of Revenue	29,921,482	36,669,543	(6,748,061)	(18.4%)
Gross Profit	$43,409,160	$42,884,950	524,210	1.2%
Marketing Cost (TAC)	$31,852,190	$28,578,401	3,273,789	11.5%
Gross Profit adjusted for Marketing Cost (TAC)	$11,556,970	$14,306,549	(2,749,579)	(19.2%)

Net revenue

Net revenue for the year ended December 31, 2018 was $73.3 million compared to $79.6 million for the year ended December 31, 2017. The decline in net revenue was primarily due to the strategic decision to discontinue non-strategic technologies including a proprietary marketing platform. We estimate that the revenue loss associated with this decision was approximately $7.2 million in 2018. In addition, we experienced lower monetization for our inventory from our largest Demand partner. We have not seen an appreciable change in monetization for our inventory and we do not know whether monetization will return to former levels.

Cost of Revenue

Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The decrease in the cost of revenue in 2018 compared to 2017 is due primarily to lower revenue and to the loss of revenue associated with the discontinuation of non-strategic revenue including a proprietary marketing platform discussed in the Net Revenue section.

Operating Expenses

	For the Year Ended December 31,
	2018	2017	Change	% Change
Marketing costs (TAC)	$31,852,190	$28,578,401	$3,273,789	11.5%
Compensation	8,524,476	10,200,117	(1,675,641)	(16.4%)
Selling, general and administrative	8,502,874	8,342,906	159,968	1.9%
Operating expenses	$48,879,540	$47,121,424	$1,758,116	3.7%

Operating expenses increased by $1.8M or 3.7% in the twelve months ended December 31, 2018 as compared to December 31, 2017.

Marketing costs include those expenses required to attract an audience to our owned web properties. Marketing costs increased 11.5% in the twelve months ended December 31, 2018 compared to the same period in 2017. The increase in marketing costs was partially due to adjusting traffic acquisition campaigns as a result of lower monetization experienced in the second half of the year.

Compensation expense decreased 16.4% in the twelve months ended December 31, 2018 due primarily to lower headcount. Our total employment, both full-time and part-time, was 66 at December 31, 2018 compared to 89 at the same time last year.

Selling, general and administrative costs were $8.5 million, an increase of 1.9% over 2017. Among the higher 2018 expenses compared to 2017 were professional fees, IT costs and depreciation and amortization expense, offset by lower corporate expenses, travel and entertainment expenses and facility and marketing expenses.

Interest Expense, net

Interest expense, net, which represents interest expense on the bank credit facility, capital lease obligations and notes payable, was higher in 2018 compared to the same period in 2017 primarily due to higher interest rates on the credit line this year compared to last year.

Income tax benefit

In 2017, we recognized an income tax benefit of $1,498,076. due to the passing of the Tax Cuts and Jobs Act in December 2017. The new law reduced corporate income tax rates from 35% to 21%. As a result, the deferred tax assets and liabilities recorded in the consolidated balance sheet were revalued at the new tax rates. Both the deferred tax assets and the deferred tax liabilities were reduced. The decrease in the deferred tax liability resulted in the one-time tax benefit.

Income (loss) from Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements made it necessary to have a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As of December 31, 2017, we recorded a net income of $1,109 due primarily to the adjustment of certain accrued liabilities. No further charges or adjustments are expected.

Liquidity and Capital Resources

On October 11, 2018, we entered into the Amended and Restated Business Financing Agreement (the “Amended and Restated Financing Agreement”) with Western Alliance Bank. The Amended and Restated Financing Agreement, which is secured by all of our assets, superseded in its entirety the prior Business Financing Agreement, as amended, that we entered into on March 1, 2012 with Bridge Bank, N.A. which is now owned by Western Alliance Bank. The Amended and Restated Financing Agreement does not have a term and either party may terminate upon notice to the other party. As a result of the amended terms of our lending relationship with Western Alliance Bank, we have additional access to credit (See Note 6 in the notes to our audited consolidated financial statements appearing elsewhere in this report).

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace an existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. In May 2018, we took down from this shelf registration statement approximately $2.3 million in the underwritten public offering. The underwritten public offering was 2,860,000 shares of our common stock at a public offering price of $.70 per share and an additional 429,000 shares to cover overallotments in connection with the offering. The net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses payable was approximately $2.0 million.

For the year ended December 31, 2018, our revenues declined 7.8% from the prior year. The lower revenue in 2018 is principally responsible for our $5.9 million net loss in 2018. Of the $5.9 million loss, approximately $4.1 million was depreciation, amortization and stock-based compensation expense. Further, we had roughly $500 thousand of merger related costs and an additional $175 thousand dollars in other non-cash accruals. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk of losing operation without interruption. As described earlier in this report, on November 2, 2018, we entered into the Merger Agreement. At the closing the Merger, which is subject to a number of conditions precedent, the Company will become a wholly-owned subsidiary of CPT. In addition, on November 1, 2018, we borrowed $1 million from an affiliate of CPT which we are using for working capital, and on November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the pending Merger. In March 2019, we sold an aggregate of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 in a private placement and received $1,200,000 in proceeds which we are using for working capital. Subject to the terms of the Merger Agreement and the credit facility with the additional borrowing, together with this additional capital raise, we believe we will have sufficient cash and credit to operate until the Merger closes. There are no assurances we will be successful in our efforts to generate revenues, report profitable operations or close the Merger in which case we would need to find additional sources of credit and make substantial reductions to operating expense.

Cash Flows - Operating

Net cash used in operating activities was $2,100,167 during 2018. We reported a net loss of $5,890,832, which included non-cash expenses; depreciation and amortization of $3,181,619 and stock-based compensation of $915,469. The change in operating assets and liabilities was a net use of cash of $334,674 primarily due to a decrease in the accounts payable balance by $4,114,512, partially offset by a decrease in the accounts receivable balance by $4,058,591. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales, which are part of the business acquired in 2017, typically have slower payment terms than the terms of related payables.

During 2017, cash used in operating activities was $1,148,281. We reported a net loss of $3,057,700, which included a deferred income tax benefit of $1,406,600 due to the change in tax legislation. Additional non-cash expenses included the non-cash expenses of depreciation and amortization of $3,029,801 and stock-based compensation expenses of $1,279,807. The change in operating assets and liabilities was a net use of cash of $1,396,224.

Cash Flows - Investing

Net cash used in investing activities was $1,634,919 and $1,322,930 for 2018 and 2017, respectively. Cash used in investing activities in both years has primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $120,644 during 2018 net of repayments on our revolving line of credit and capital leases. In addition, in May 2018, we sold approximately $2.3 million of common shares in the underwritten public offering. The net proceeds after deducting the underwriting discounts and commissions and estimated offering expenses payable was approximately $2.0 million. On November 1, 2018, we borrowed $1 million from an affiliate of CPT which we are using for working capital, and on November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the pending Merger.

During 2017, net cash used in financing activities was $2,609,093 which largely consisted of proceeds from the revolving credit facility used to pay off the debt acquired in the NetSeer asset acquisition.

Off Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2018, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2018 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table provides information on our current executive officers and directors:

Name	Age	Positions

Richard K. Howe	56	Executive Chairman of the Board and Chief Executive Officer; Class I Director
Wallace D. Ruiz	67	Chief Financial Officer, Secretary
John B. Pisaris, Esq.	53	General Counsel
Don Walker “Trey” Barrett III	54	Chief Operating Officer
Charles D. Morgan	76	Class III director
Gordon J. Cameron	54	Class I director
G. Kent Burnett	74	Class II director
Patrick Terrell	64	Class III director

Richard K. Howe. Mr. Howe has been a member of our board of directors since November 2008, and has served as Executive Chairman of the board since March 2012 and as our Chief Executive Officer since December 2012. Previously, he served as our President and Chief Executive Officer from November 2008 until March 2012. Prior to joining Inuvo, Mr. Howe served as Chief Marketing, Strategy and M&A Officer at the billion dollar multi-channel marketing services leader Acxiom Corporation (NasdaqGS: ACXM) where, since 2004, he led the company's transition to online marketing services, the expansion into China and the development of the big data consulting services group. From 2001 to 2004, he served as general manager of Global Marketing Services (GMS) at Fair Isaac & Company (NYSE: FICO), a leading provider of analytics products and services where he drove the company's online initiatives. Between 1999 and 2001, Mr. Howe started, grew and sold private Internet search innovator, ieWild. Mr. Howe has over his career led the acquisition, merger or divestiture of a dozen companies on three continents worth many hundreds of millions of dollars to shareholders. Mr. Howe earned a bachelor’s degree with distinction in engineering from Concordia University, Canada, and he earned his master’s degree in engineering from McGill University, Canada.

Wallace D. Ruiz. Mr. Ruiz has served as our Chief Financial Officer since June 2010. From 2005 until April 2009, Mr. Ruiz was Chief Financial Officer and Treasurer of SRI Surgical Express, Inc. (Nasdaq: STRC), a Tampa, Florida provider of outsourced sterilization and supply chain management services to healthcare providers. From 1995 until 2004 he was Chief Financial Officer of Novadigm, Inc. (Nasdaq: NVDM), a developer and worldwide marketer of enterprise infrastructure software that was acquired by Hewlett-Packard Company in 2004. Since March 2018 he has been a member of the board of directors of Truli Technologies, Inc. (OTCPink: TRLI). Mr. Ruiz received a B.S. in Computer Science from St. John’s University and a M.B.A. in Accounting and Finance from Columbia University. Mr. Ruiz is a Certified Public Accountant.

John B. Pisaris. Mr. Pisaris has served as our General Counsel since March 2012 following our acquisition of Vertro. He served as general counsel of Vertro from October 2004 until March 2012. From February 2004 to September 2004, Mr. Pisaris served as vice president of legal of Vertro, and prior to that was a partner at Porter Wright Morris& Arthur, LLP, a law firm, from January 2002 to January 2004.

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

Charles D. Morgan. Mr. Morgan has been a member of our board of directors since June 2009. Since 2008, he has been the Chief Executive Officer of First Orion Corp., a private company that developed and markets PrivacyStar, an application that helps protect the mobile phone users' privacy. He also serves as a member and is the past Chairman of the Board of Trustees of Hendrix College. Mr. Morgan has extensive experience managing and investing in both private and public companies including Acxiom Corporation (NasdaqGS: ACXM), an information services company he helped grow from an early stage company to $1.4 billion in revenues during his tenure as Chief Executive Officer from 1975 to 2008. Mr. Morgan has served on the board and in various leadership roles with the Direct Marketing Association (DMA) throughout his career, serving in 2001 as chairman of the DMA board. Mr. Morgan was employed by IBM as a systems engineer for six years prior to joining Acxiom, and he holds a mechanical engineering degree from the University of Arkansas.

Gordon J. Cameron. Mr. Cameron has been a member of our board of directors since November 2016. He is a business transformation executive with three decades of success in growing businesses while managing risk. Mr. Cameron is currently an Executive Vice President in Retail Lending at PNC Financial Services, one of the largest diversified financial services institutions in the United States, where he serves as a credit risk executive, a position he has held since 2008. Prior to PNC Financial Services, Mr. Cameron was the Chief Credit Officer, Retail and Small Business Lending, at Canadian Imperial Bank of Commerce from 2005 to 2008. Mr. Cameron was the Chief Scientist Transaction Analytics, Global Account Management Solutions at Fair Isaac Corporation FICO from 2001 to 2005. Prior to his tenure with Fair Isaac Corporation, Mr. Cameron held executive positions at IeWild Inc., HNC Software Inc., Advanta National Bank/Fleet, The Cambell Group LTD and Fidelity Bank N.A. Mr. Cameron received a MBA from Widener University School of Management and a B.S. in Finance from Pennsylvania State University.

G. Kent Burnett. Mr. Burnett has been a member of our board of directors since November 2016. He is a retired technology and ecommerce executive. Mr. Burnett joined Dillard’s, Inc., one of the nation’s largest fashion retailers, in 1979. Mr. Burnett held various executive level technology positions at Dillard’s, including Chief Information Officer, Western Division Chairman and from 2009 to 2016 was Vice President of Technology and Ecommerce. Prior to joining Dillard’s Mr. Burnett held various marketing, technology and engineering positions with IBM. Since 2012 he has been a member of the Board of Directors of First Orion Corp., a phone call protection and data provider, and from February 2012 to April 2013 he served as a member of the Board of Directors of Acumen Brands, an ecommerce retailer. Mr. Burnett received his undergraduate degree from the University of Arkansas.

Patrick Terrell. Mr. Terrell has been a member of our board of directors since January 2013. Since 2002 and 2004, respectively, Mr. Terrell has been the managing member of both PatRick Investments, LLC and Terrell Group Management, private equity and real estate investment companies. He also serves on the board of directors of Routeware Inc. Mr. Terrell served as founder and CEO of Leading Technology, a $300 million per year manufacturer of personal computers. Additionally, he founded Byte Shops Northwest, which serviced personal computers, and grew to $50 million in annual revenues. Mr. Terrell attended Oregon State University.

There are no family relationships between any of the directors.

CORPORATE GOVERNANCE

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Conduct and Business Code of Ethics, which applies to all our directors, officers and employees. To assist in its governance, our board has formed two standing committees composed entirely of independent directors, Audit and Nominating, Corporate Governance and Compensation. A discussion of each committee’s function is set forth below. Additionally, we have adopted and published to all employees our Whistleblower Notice establishing procedures by which any employee may bring to the attention of our Audit Committee any disclosure regarding accounting, internal control or other auditing issues affecting our company or any improper activities of any officer or employee. Disclosure may be made anonymously.

Our bylaws, the charters of each board committee, the independent status of a majority of our board of directors, our Code of Conduct and Business Code of Ethics and our Whistleblower Notice provide the framework for our corporate governance. Copies of our bylaws, committee charters, Code of Conduct and Business Code of Ethics and Whistleblower Notice may be found on our website at www.inuvo.com. Copies of these materials also are available without charge upon written request to our corporate secretary.

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

Board leadership structure and board’s role in risk oversight

Mr. Richard K. Howe serves as both the Executive Chairman of our board of directors and our Chief Executive Officer. Mr. Charles D. Morgan, an independent director, serves as our Lead Independent Director. Our board believes our current structure provides independence and oversight, and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the board believes strengthens its risk oversight activities. Moreover, the structure allows the Executive Chairman and Chief Executive Officer to better focus on his responsibilities of running the company, enhancing stockholder value and expanding and strengthening our business, while allowing the Lead Independent Director to lead the board in its fundamental role of providing independent oversight of management.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the board of directors meets regularly with management, as well as independently, to review Inuvo's risks. Both our General Counsel and our Chief Financial Officer attend many of the board meetings and are available to address any questions or concerns raised by any member of the board on risk management and any other matter. The independent members of the board work together to provide strong, independent oversight of our management and affairs through the board's standing committees and, when necessary, special meetings of independent directors. Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

Board committees

The board of directors has standing Audit and Nominating, Corporate Governance and Compensation Committees. Each committee has a written charter. The charters are available on our website at www.inuvo.com. Except as set forth below, all committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Nominating, Corporate Governance and Compensation Committee Member
Charles D. Morgan		✓
Patrick Terrell	✓	✓
Gordon J. Cameron	✓; (1)
G. Kent Burnett		✓; (1)

(1)    Denotes Chairperson.

Audit Committee. The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of two directors, each of whom have been determined by the board of directors to be independent as defined by the NYSE American Company Guide. The board has determined that each of Mr. Terrell and Mr. Cameron qualifies as an “audit committee financial expert” as defined by the SEC. During 2018, the Audit Committee held four meetings.

Nominating, Corporate Governance and Compensation Committee. The Nominating, Corporate Governance and Compensation Committee is responsible for:

•	overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans;

•	recommending the slate of director nominees for election to our board of directors;

•	identifying and recommending candidates to fill vacancies occurring between annual stockholder meetings;

•	reviewing the composition of board committees; and

•	monitoring compliance with, reviews, and recommends changes to our various corporate governance policies and guidelines.

The Chief Executive Officer provides input to the committee with respect to the individual performance and compensation recommendations for the other executive officers. The committee’s charter authorizes the committee to retain an independent consultant, and from time to time has done so. The committee did not retain a consultant in 2018. The committee also prepares and supervises the board’s annual review of director independence and the board’s annual self-evaluation.

A majority of the persons serving on our board of directors must be independent. Thus, the committee has considered transactions and relationships between each director or any member of his immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates. As a result of this review, the committee affirmatively determined that each of Messrs. Morgan, Terrell, Cameron and Burnett are independent as defined by the NYSE American Company Guide.

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

During 2018 the Nominating, Corporate Governance and Compensation Committee was composed of three directors, all of whom have been determined by the board of directors to be independent as defined by the NYSE American Company Guide. Mr. Burnett serves as Chairman of the Nominating, Corporate Governance and Compensation Committee. During 2018, the Nominating, Corporate Governance and Compensation Committee held one meeting and took action by unanimous written consent three times.

Stockholder nominations

Stockholders who would like to propose a candidate to serve on our board of directors may do so by submitting the candidate’s name, resume and biographical information to the attention of our corporate secretary. All proposals for nomination received by the corporate secretary will be presented to the committee for appropriate consideration. It is the policy of the Nominating, Corporate Governance and Compensation Committee to consider director candidates recommended by stockholders who appear to be qualified to serve on our board of directors. The Nominating, Corporate Governance and Compensation Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board of directors and the

Nominating, Corporate Governance and Compensation Committee does not perceive a need to increase the size of the board of directors. In order to avoid the unnecessary use of the Nominating, Corporate Governance and Compensation Committee’s resources, the Nominating, Corporate Governance and Compensation Committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Nominating, Corporate Governance and Compensation Committee, a stockholder should submit the following information in writing, addressed to the corporate secretary of Inuvo at our main office:

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

Class I Directors

Richard K. Howe - Mr. Howe’s track record as a successful high-technology operating and marketing executive in data, analytics, and marketing services as a result of building and/or running over a dozen businesses in five countries were factors considered by the Nominating, Corporate Governance and Compensation Committee and the board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the board viewed favorably his position at companies that include Inuvo as president and CEO, Acxiom Corporation as chief marketing, business strategy and M&A officer, Fair Isaac & Company where he served as general manager, and ieWild, Inc. as co-founder and chairman and CEO; his service as a board member for the non-profit organization Business for Diplomatic Action; and his academic achievements at Concordia University and McGill University in making their recommendation.

Gordon J. Cameron - Mr. Cameron's track record as a senior executive in a variety of business segments and his in excess three decades of experience in building successful businesses were factors considered by the Nominating, Corporate Governance and Compensation Committee and the board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the board viewed favorably his position as Executive Vice President in Retail Lending at PNC Financial Services, one of the largest diversified financial services institutions in the United States, as well as his positions with companies such as Canadian Imperial Bank of Commerce, Fair Isaac Corporation FICO, IeWild Inc., HNC Software Inc., Advanta National Bank/Fleet, The Cambell Group LTD and Fidelity Bank N.A and his academic achievements at Widener University School of Management and Pennsylvania State University in making their recommendation.

Class II Directors

G. Kent Burnett - Mr. Burnett's track record as a successful technology and ecommerce executive holding executive level technology positions were factors considered by the Nominating, Corporate Governance and Compensation Committee of the board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the board viewed favorably his experience at Dillard’s including as Chief Information Officer, Western Division Chairman and Vice President of Technology and Ecommerce, as well as his experience in various marketing, technology and engineering positions with IBM and his membership on the boards of directors of First Orion Corp. and Acumen Brands in making their recommendation.

Class III directors

Charles D. Morgan - Mr. Morgan’s successful track record as a high-technology executive in data, analytics, outsourcing and marketing services with a network of relationships worldwide as a result of building a billion dollar annual revenue enterprise as chairman and chief executive officer were factors considered by the Nominating, Corporate Governance and Compensation Committee and the board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the board viewed favorably his experience at companies such as Acxiom Corporation as Chairman and CEO and IBM as a systems engineer; his role as an equity owner of Bridgehampton Capital Management LLC and a significant investor in its funds; his service as Chairman of the Advisory Board and co-manager of investments for Bridgehampton Capital Management LLC; his leadership on the board and in various leadership roles with the Direct Marketing Association (DMA) including his service as chairman of the DMA in 2001; his service as a member and past chairman of the board of trustees of Hendrix College; and his academic achievements at the University of Arkansas in making their recommendation.

Patrick Terrell - Mr. Terrell’s track record as a successful operating executive and investor were factors considered by the Nominating, Corporate Governance and Compensation Committee and the board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the board viewed favorably Mr. Terrell’s services as founder and CEO of Leading Technology, a manufacturer of personal computers, his founding of Byte Shops Northwest, and his services as managing member of Terrell Group Management and PatRick Investments, LLC in making their recommendation.

In addition to the each of the individual skills and background described above, the Nominating, Corporate Governance and Compensation Committee and our board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Compensation of directors

Each independent member of our board of directors receives the following fees:

•	$30,000 annual retainer payable quarterly; and

•	$30,000 of restricted stock units, calculated at fair market value on the date of grant, vesting March 31.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2018. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles D. Morgan	30,000	27,060	—	—	—	—	57,060
Charles L. Pope (1)	22,500	8,557	—	—	—	—	31,057
Patrick Terrell	30,000	27,060	—	—	—	—	57,060
Gordon J. Cameron	30,000	27,060	—	—	—	—	57,060
G. Kent Burnett	30,000	27,060	—	—	—	—	57,060

(1)    Mr. Pope served as a member of our board of directors from September 2008 until July 2018.

Audit Committee Report

Report of the Audit Committee of the Board of Directors

The primary function of the Audit Committee is to assist the board of directors in its oversight of our financial reporting processes. Management is responsible for the preparation, presentation and integrity of the financial statements, including establishing accounting and financial reporting principles and designing systems of internal control over financial reporting.

Our independent auditors are responsible for expressing an opinion as to the conformity of our consolidated financial statements with generally accepted accounting principles and auditing management’s assessment of the effectiveness of internal control over financial reporting.

With respect to the year ended December 31, 2018, in addition to its other work, the Audit Committee:

•
reviewed and discussed with management and Mayer Hoffman McCann P.C., our independent registered public accounting firm, our audited consolidated financial statements as of December 31, 2018 and the year then ended;

•
discussed with Mayer Hoffman McCann P.C. the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees ,” as amended, with respect to its review of the findings of the independent registered public accounting firm during its examination of our consolidated financial statements; and

•
received from Mayer Hoffman McCann P.C. written affirmation of its independence as required by the Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees .” In addition, the Audit Committee discussed with Mayer Hoffman McCann P.C., its independence and determined that the provision of non-audit services was compatible with maintaining auditor independence.

The audit committee recommended, based on the review and discussion summarized above, that the board of Directors include the audited consolidated financial statements in the 2018 10-K for filing with the SEC.

Dated March 6, 2019	Audit Committee of the Board of Directors of Inuvo, Inc.

/s/ Gordon J. Cameron, Chairman
/s/Patrick Terrell

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2018 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2018.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation philosophy

The fundamental objectives of our executive compensation program are to attract and retain highly qualified executive officers, motivate these executive officers to materially contribute to our long-term business success, and align the interests of our executive officers and stockholders by rewarding our executives for individual and corporate performance based on targets established by the Nominating, Corporate Governance and Compensation Committee.

We believe that achievement of these compensation program objectives enhances long-term stockholder value. When designing compensation packages to reflect these objectives, the Nominating, Corporate Governance and Compensation Committee has adopted the following four principles as a guide:

•
Alignment with stockholder interests: Compensation should be tied, in part, to our stock performance through the granting of equity awards to align the interests of executive officers with those of our stockholders;

•	Recognition for business performance: Compensation should correlate in large part with our overall financial performance;

•	Accountability for individual performance: Compensation should partially depend on the individual executive’s performance, in order to motivate and acknowledge the key contributors to our success; and

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

2018 compensation determination process

In 2018, the compensation program for our executive officers consisted of the following components:

•	base salary;

•	cash bonus plan;

•	2010 Plan awards;

•	2017 Plan awards; and

•	other fringe benefits and perquisites.

The Nominating, Corporate Governance and Compensation Committee believes that our executive compensation package consists of elements of compensation that are typically used to incentivize and reward executive management at other companies of our size, in our geographic area or in our industry. Each of these components is designed to meet the program's objectives of providing a combination of fixed and variable, performance-based compensation linked to individual and corporate performance. In the course of setting the initial compensation level for new hires or adjusting the compensation of existing employees, the Nominating, Corporate Governance and Compensation Committee considered the advice and input of our management. Our Chief Executive Officer typically makes recommendations to the Nominating, Corporate Governance and Compensation Committee for any proposed changes in salary, as well as performance-based awards and stock option grants, for the other named executive officers. The Nominating, Corporate Governance and Compensation Committee decides any salary change, as well as performance-based awards and stock option grants, for the Chief Executive Officer.

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

Plan awards

The objective of our long-term incentive program is to provide a long-term retention incentive for the named executive officers and others and to align their interests directly with those of our stockholders by way of stock ownership. Under our 2010 Equity Compensation Plan (the “2010 Plan”), and our 2017 Equity Compensation Plan (the “2017 Plan”), the board of directors or the Nominating, Corporate Governance and Compensation Committee has the discretion to determine whether equity awards will be granted to named executive officers and if so, the number of shares subject to each award. Both plans allow the board or the Nominating, Corporate Governance and Compensation Committee to grant options and restricted stock and other stock-based awards with respect to up to shares of our common stock, valued in whole or in part by reference to the fair market value of the stock. In most instances, these long-term grants vest over a multi-year basis.

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

We do not have any program, plan or practice in place to time option or other award grants with the release of material, non-public information and does not release such information for the purpose of affecting the value of executive compensation. The exercise price of stock subject to options awarded under the our plans is the fair market value of the stock on the date the grant is approved by the board or the Nominating, Corporate Governance and Compensation Committee. Under the terms of each plan, the fair market value of the stock is the closing sales price of the stock on the date the grant is approved by the board or the Nominating, Corporate Governance and Compensation Committee as reported by the NYSE American.

Cash Bonus Plan

For 2018 we approved a 2018 Management Incentive Program. The program established a variable cash incentive pool which may be awarded to executive officers and our employees, including our Chief Executive Officer, based on achieving certain revenue and net income levels as determined by our 2018 financial results or at the discretion of the Committee. The program provided that the total incentive pool which was available for distribution would be divided between our executive officers (75% in the aggregate) and other employees (25% in the aggregate), subject to their continued employment with our company. The percentage of pool participation by each of our individual executive officers was fixed by the program and the amount of individual awards to our employees, other than our executive officers, was determined by our Chief Executive Officer. No cash bonuses were paid to our executive officers for 2018 because the targets under the 2018 Management Incentive Program were not met.

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

Retirement and other post-termination benefits

Other than our 401(k) plan, employment agreements with our named executive officers and certain other employment agreements which provide for severance for termination without cause, we have not entered into any employment agreements that provide for a continuation of post-employment benefits. Our benefits plans are generally the same for all employees, and so as of the date of this report, the Nominating, Corporate Governance and Compensation Committee does not believe that any such plans in their present forms would continue post-employment, except as required by law (including with respect to COBRA), or otherwise set forth in this report. We do not currently maintain any other retirement or post-termination benefits plans.

Change in control severance policy

We do not currently maintain any change in control severance plans or severance policies, except as provided in the executive employment agreements and the 2010 Plan and 2017 Plan, both of which are discussed in this section. Therefore, none of our named executive officers will receive any cash severance payments in the event we undergo a change in control, unless their employment agreement otherwise provides.

Insurance

All full-time employees, including the named executive officers, are eligible to participate in our standard medical, dental, long-term and short-term disability and life insurance plans. The terms of such benefits for the named executive officers are generally the same as those for all other company employees, with the exception of the level of life insurance coverage. We pay approximately 95% of the annual health insurance premium with employees paying the balance through payroll deductions. We pay for up to $1,000,000 of basic life insurance and AD&D insurance for our CEO, CFO, COO and General Counsel. All other full-time employees can elect basic life insurance and AD&D insurance coverage equal to their annual salary, up to $150,000, paid by us.

401(k)

Our employees can participate in a 401(k) plan, which is a qualified defined contribution retirement plan, sponsored by Insperity, professional employer organization that provides services to us.  Participants are provided the opportunity to make salary reduction contributions to the plan on a pre-tax basis. We have the ability to make discretionary matching contributions and discretionary profit sharing contributions to such plan. Our practice has been to match participant’s contributions up to the first four percent of their annual earnings. The company match is fully vested when made. The company suspended its match in November 2018.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

•	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2018;

•	our two most highly compensated named executive officers at December 31, 2018 whose annual compensation exceeded $100,000; and

•
up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at December 31, 2018.

The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 12 of the notes to our consolidated financial statements for the year ended December 31, 2018 appearing later in this report.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)

Richard K. Howe,	2018	425,000	—	272,897	—	—	—	11,000	708,897
Chairman and Chief Executive Officer	2017	420,000	245,000	442,175	—	—	—	10,800	1,117,975

Wallace D. Ruiz,	2018	275,000	—	97,463	—	—	—	11,000	383,463
Chief Financial Officer	2017	275,000	105,000	157,919	—	—	—	10,800	548,719

Don (Trey) Barrett III	2018	250,000	—	129,951	—	—	—	6,220	386,171
Chief Operating Officer	2017	250,000	140,000	210,560	—	—	—	3,000	603,560

On March 1, 2012, we entered into employment agreements with each of Messrs. Howe and Ruiz. Mr. Barrett does not have an employment agreement and his compensation is set by the Nominating, Corporate Governance and Compensation Committee.

Executive Employment Agreements

The employment agreements entered into by Messrs. Howe and Ruiz, each referred to as an executive, have an initial term of one year, after which each executive’s employment agreement automatically renews for additional one-year periods on the same terms and conditions, unless either party to the agreement exercises the respective termination rights available to such party in the agreement. The employment agreements currently provide for a minimum annual base salary of $425,000 for Mr. Howe, and $275,000 for Mr. Ruiz. The employment agreements require our company to compensate the executives and provide them with certain benefits if their employment is terminated. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated:

•	by us for cause (as defined in the employment agreements);

•	by us without cause, or by the executive for good reason (as defined in the employment agreements);

•	due to death or disability; or

•	by the executive without good reason.

In the event of a termination by our company without cause or a termination by the executive for good reason, the executive would be entitled to receive the following:

•
his earned but unpaid basic salary through the termination date, plus a portion of the executive’s bonus based upon the bonus he would have earned in the year in which his employment was terminated, pro-rated for the amount of time employed by us during such year and paid on the original date such bonus would have been payable;

•
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

•
any other amounts or benefits owing to the executive under our then-applicable employee benefit, long-term incentive, or equity plans and programs, within the terms of such plans, payable over the 12-month period following termination; and

•	benefits (including health, life, and disability) as if the executive was still an employee during the 12-month period following termination.

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

In the event of a termination by us of Mr. Ruiz upon the death or permanent disability of such executive, the executive would be entitled to receive the earned but unpaid portion of such executive’s base salary through the date of termination, the earned but unpaid portion of any vested incentive compensation under and consistent with plans adopted by us prior to the date of termination, and over the 12 months following the date of termination an amount equal to 20% base salary at the time of termination for each year of employment with us, capped at 100% of the base salary.

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

In the event of a termination by Mr. Ruiz without good reason, such executive is entitled to receive the earned but unpaid portion of such executive’s base salary through the date of termination, and the earned but unpaid portion of any vested incentive compensation under and consistent with our plans adopted by us prior to the date of termination. In the event of a termination by Mr. Howe without good reason, such executive is entitled to receive the earned but unpaid portion of his base salary through the termination date and any other amounts and benefits owing to the executive under our then applicable employee benefit, long term incentive or equity plans and programs.

The executive may terminate employment for any reason (other than good reason) upon giving 30 days’ advance written notice to us. As to a termination by Mr. Ruiz for any reason other than a good reason, we will pay the executive the earned but unpaid portion of his base salary through the termination date and any earned but unpaid vested incentive compensation under and consistent with plans adopted by us prior to the date of termination. As to a termination by Mr. Howe for any reason other than a good reason, we will pay the executive the earned but unpaid portion of his base salary through the termination date and any other amounts and benefits owing to the executive under our then applicable employee benefit, long term incentive or equity plans and programs.

 Outstanding equity awards at year end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018.

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Richard K. Howe	120,000	—	—	$2.93	3/14/2021	126,000	134,820	294,000	314,850

Wallace D. Ruiz	43,000	—	—	$2.93	3/14/2021	45,000	48,150	105,000	112,350

Don (Trey) Barrett III	40,000	—	—	$2.93	3/14/2021	60,000	64,200	140,000	149,800

Our equity compensation plans

Information regarding our 2010 Plan and 2017 Plan is contained in Note 12 to the notes to our audited consolidated financial statements appearing later in this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 1, 2019, we had 32,757,817 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 1, 2019 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each director and nominee;

•	each named executive officer; and

•	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 500 President Clinton Avenue, Suite 300, Little Rock, Arkansas 72201. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from March 1, 2019, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Charles Morgan (1)	2,061,200	6.4%
Richard K. Howe (2)	1,094,808	3.4%
Patrick Terrell (3)	684,694	2.1%
Wallace D. Ruiz (4)	373,483	1.2%
John B. Pisaris	320,855	1%
Don Walker “Trey” Barrett III (5)	359,290	1.1%
G. Kent Burnett (6)	173,685	0.5%
Gordon J. Cameron (7)	120,815	0.4%
All named executive officers, directors and director nominees as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)	5,188,800	15.9%
Onset V L.P. (8)	2,559,691	7.9%
Ingalls & Snyder, LLC (9)	2,349,471	7.9%
Renaissance Technologies LLC (10)	1,633,390	5%

(1)	Includes 38,961 shares of common stock issuable pursuant to the exercise restricted stock grants and shares of common stock held by Ingalls & Snyder, LLC on his behalf. See footnote 9.
(2)          Includes 120,000 shares of common stock issuable pursuant to the exercise of stock options.
(3)          Includes 38,961 shares pursuant to the exercise of restricted stock grants.
(4)          Includes 43,000 shares of common stock issuable pursuant to the exercise of stock options.(5)
(5)          Includes 40,000 shares pursuant to the exercise of stock options.

(6)	Includes 38,961 shares issuable pursuant to the exercise of restricted stock grants.

(7)	Includes 6,630 shies held by Mrs. Cameron and 38,961 shares pursuant to the exercise of restricted stock grants.

(8)	Onset V L.P.’s address is 2400 Sand Hill Road, Suite 150, Menlo Park CA 94025.

(9)
Pursuant to the Schedule 13D filed with the SEC on June 26, 2018, Ingalls & Snyder, LLC has dispositive power over shares held by Mr. Charles D. Morgan and Mr. G. Kent Burnett who serve as members of Inuvo's board of directors and Mr. Richard K. Howe who serves as Inuvo's Chairman and CEO. The principal business address of Ingalls & Snyder, LLC is 1325 Avenue of the Americas, 18th Floor, New York, NY 10019-6066. See footnote 1.

(10)	Renaissance Technologies LLC’s address is 800 Third Avenue, New York NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a) (1)	Weighted average exercise price of outstanding options, warrants and rights (a) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2005 Long-Term Incentive Plan	13,748	$2.97	—
2010 Equity Compensation Plan	1,088,862	$2.83	612,237
2017 Equity Compensation Plan	733,500	$—	1,524,836
Plans not approved by stockholders	—	—	—

(1)	The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding RSUs.

(2)	The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSUs as these awards do not have an exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 2013, we entered into a Services Agreement with First Orion Corp. whereby we provided each other with office and technical support services on a cost plus 30% basis. The fees under the Services Agreement fluctuated depending on usage and in 2018 and 2017, we received a total of $31,500 and $117,385, respectively from First Orion Corp. for providing services.

On November 2, 2018, each of Messrs. Howe, Morgan, Burnett and Cameron lent us $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. We used the proceeds from these notes to pay certain costs associated with the pending Merger. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note).

Other than these transactions, there have been no transactions since January 1, 2017 nor are there any currently proposed transactions in which we were or are to be participant in which any related person had or will have a direct or indirect material interest.

Director independence

Each of Messrs. Morgan, Terrell, Cameron and Burnett are independent directors as defined by the NYSE American Company Guide.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for the years indicated.

	2018	2017
Audit Fees	$262,000	$331,711
Audit-Related Fees	32,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$294,000	$331,711

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees - This category consists of professional services rendered by CBIZ MHM, an affiliate of our independent registered public accounting firm, for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of the board. The audit fees paid to the auditors with respect to 2018 were pre-approved by the Audit Committee of the board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-22.

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

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
1.1	Underwriting Agreement dated May 11, 2018	8-K	5/11/18	1.1
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
2.3	Agreement and Plan of Merger by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., and CPT Cigar Merger Sub, Inc., dated November 2, 2018.*	8-K	11/5/18	2.1
2.4	Securities Purchase Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.2
2.5	10% Senior Unsecured Subordinated Convertible Promissory Note, executed by the Company in favor of CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.3
2.6	Registration Rights Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.4
2.7	Form of 10% Promissory Note, executed by Inuvo, Inc. in favor of certain affiliates of Inuvo, Inc., dated November 1, 2018.	8-K	11/5/18	2.5
2.8	First Amendment to Agreement and Plan of Merger dated March 1, 2019, by and among Inuvo, Inc., a Nevada corporation, ConversionPoint Technologies Inc., a Delaware corporation, ConversionPoint Holdings, Inc., a Delaware corporation, CPT Merger Sub, Inc., a Delaware corporation and CPT Cigar Merger Sub, Inc., a Nevada corporation.	8-K/A	3/5/19	2.1
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
4.1	Rights Agreement dated as of February 14, 2008 by and between Inuvo, Inc. and Colonial Stock Transfer Company, Inc.	8-K	2/19/08	4.1
4.2	Amendment No. 1 to the Rights Agreement dated as of August 31, 2011	8-K	10/17/11	10.23
4.3	Amendment No. 2 to the Rights Agreement dated February 28, 2018	8-K	3/6/18	4.1
10.1	Business Financing Agreement, dated March 1, 2012, with Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)	8-K	3/6/12	10.1
10.2	Intellectual Property Security Agreement, dated March 1, 2012, between Inuvo, Inc. and Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)	8-K	3/6/12	10.6

10.3	Intellectual Property Security Agreement, dated March 1, 2012, between subsidiaries and Bridge Bank, National Association	8-K	3/6/12	10.7
10.4	First Business Financing Modification Agreement with Bridge Bank, National Association, dated June 29, 2012	10-Q	8/9/12	10.1
10.5	Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012	10-Q	11/8/12	10.1
10.6	Third Business Financing Modification Agreement, dated March 29, 2013, effective May 1, 2013, with Bridge Bank, National Association.	10-Q	5/9/13	10.8
10.7	Fourth Business Financing Modification Agreement, dated March 6, 2014, with Bridge Bank, National Association	10-K	3/10/14	10.27
10.8	Fifth Business Financing Modification Agreement, dated September 29, 2014 with Bridge Bank N.A. (Incorporated by reference to the n Form 10-Q for the period ended September 30, 2014).	10-Q	10/30/14	10.1
10.9	Bridge Bank BFA Modification, dated October 9, 2014.	10-Q	10/30/14	10.2
10.10	Sixth Business Financing Modification Agreement, dated September 27, 2016 with Bridge Bank N.A. Form 10-Q for the period ended September 30, 2016).	10-Q	10/26/16	10.26
10.11	Seventh Business Financing Modification Agreement, dated December 9, 2016 with Bridge Bank N.A.	10-K	2/16/17	10.31
10.12	Eight Business Financing Modification Agreement dated March 27, 2017 by and among Western Alliance Bank, Inuvo, Inc., BabytoBee LLC, Kowabunga Marketing, Inc., Vertro, Inc. and Alot, Inc. .	10-Q	5/5/17	10.26
10.13	Ninth Business Financing Modification Agreement, dated August 7, 2017, with Bridge Bank N.A.	10-Q	8/8/17	10.29
10.14	Form of Amended and Restated Business Financing Agreement dated October 11, 2018 with Western Alliance Bank	10-Q	11/7/18	10.4
10.15	First Amendment dated February 1, 2019 to Amended and Restated Business Financing Agreement with Western Alliance Bank				Filed
10.16	Google Services Agreement dated February 1, 2013 ***	10-K	3/13/13	10.25
10.17	Google Services Agreement, effective February 1, 2015, with Google, Inc. ***	10-Q	4/29/15	10.31
10.18	Google Services Agreement Amendment dated February 28, 2017.	10-K	2/16/17	10.32
10.19	Amendment Number One to Google Services Agreement				Filed ***
10.20	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.21	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.22	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.23	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24
10.24	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.25	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.26	Amendment #15 to Yahoo! Publisher Contract dated February 28, 2018	8-K	5/15/18	10.1
10.27	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1
10.28	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract				Filed ***
10.29	Form of Indemnification Agreement	10-Q	11/7/18	10.5
10.30	Form of Securities Purchase Agreement, dated March 1, 2019.	8-K	3/05/19	10.1
10.31	Form of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020.	8-K	3/05/19	10.2
10.32	2010 Equity Compensation Plan	DEF14A	4/30/2010	A
10.33	Amendment No. 1 to 2010 Equity Compensation Plan dated February 29, 2012	S-8	2/29/2012	99.2
10.34	2017 Equity Compensation Plan	DEF14A	4/28/2017	A
10.35	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission	10-K	3/13/2013	10.23
10.36	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission..	10-K	3/13/2013	10.24
10.37	Lease Agreement, dated April 8, 2015, with Arkansas Democrat-Gazette, Inc.	10-Q	4/29/2015	10.30
10.38	Lease Agreement, dated June 5, 2017, with KBSIII ALMADEN FINANCIAL PLAZA, LLC.	10-Q	8/8/2017	10.28
10.39	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/2012	10.2
10.4	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/2012	10.4
10.41	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris	8-K	3/6/2012	10.5
10.42	Asset Purchase Agreement dated February 6, 2017 by and among Inuvo, Inc., NetSeer Acquisition, Inc. and NetSeer, Inc. .	8-K	2/7/2017	10.1

21.1	Subsidiaries of the Registrant				Filed
23.1	Consent of Mayer Hoffman McCann P.C				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
99.1	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and G. Kent Burnett, dated November 2, 2018.	8-K	11/5/18	99.1
99.2	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Don Walker “Trey” Barrett III, dated November 2, 2018.	8-K	11/5/18	99.2
99.3	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Gordon J. Cameron, dated November 2, 2018.	8-K	11/5/18	99.3
99.4	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Richard K. Howe, dated November 2, 2018.	8-K	11/5/18	99.4
99.5	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Charles D. Morgan, dated November 2, 2018.	8-K	11/5/18	99.5
99.6	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and John B. Pisaris, dated November 2, 2018.	8-K	11/5/18	99.6
99.7	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Wallace D. Ruiz, dated November 2, 2018.	8-K	11/5/18	99.7
99.8	Support Agreement, by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., CPT Cigar Merger Sub, Inc., and Patrick Terrell, dated November 2, 2018.	8-K	11/5/18	99.8
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

Item 16. Form 10-K Summary

The Company has elected not to provide this optional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

March 15, 2019	By:	/s/ Wallace D. Ruiz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	March 15, 2019
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 15, 2019
Wallace D. Ruiz

/s/ G. Kent Burnett	Director	March 15, 2019
G. Kent Burnett

/s/ Gordon J. Cameron	Director	March 15, 2019
Gordon J. Cameron

/s/ Charles D. Morgan	Director	March 15, 2019
Charles D. Morgan

/s/ Patrick Terrell	Director	March 15, 2019
Patrick Terrell

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (“Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
March 15, 2019
Clearwater, Florida

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2018	2017
Assets
Current assets
Cash	$228,956	$4,084,686
Accounts receivable, net of allowance for doubtful accounts of $63,727 and $83,789, respectively	6,711,595	10,759,250
Unbilled revenue	11,754	4,330
Prepaid expenses and other current assets	259,712	395,861
Total current assets	7,212,017	15,244,127
Property and equipment, net	2,123,672	2,306,279
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	9,441,681	10,808,018
Other assets	35,170	36,070
Total other assets	19,330,193	20,697,430
Total assets	$28,665,882	$38,247,836

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,499,541	$13,614,053
Accrued expenses and other current liabilities	2,489,834	2,887,816
Financed receivables	1,859,853	—
Notes payable	250,000	—
Revolving line of credit	—	4,900,000
Total current liabilities	14,099,228	21,401,869

Long-term liabilities
Deferred tax liability	2,339,832	2,331,900
Convertible promissory note	1,000,000	—
Other long-term liabilities	193,007	426,725
Total long-term liabilities	3,532,839	2,758,625

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 32,757,817 and 28,994,981 respectively; outstanding shares 32,381,290 and 28,618,454, respectively	32,759	28,996
Additional paid-in capital	138,867,509	136,033,967
Accumulated deficit	(126,469,894)	(120,579,062)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	11,033,815	14,087,342
Total liabilities and stockholders' equity	$28,665,882	$38,247,836

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,

	2018	2017
Net revenue	$73,330,642	$79,554,493
Cost of revenue	29,921,482	36,669,543
Gross profit	43,409,160	42,884,950
Operating expenses
Marketing costs (TAC)	31,852,190	28,578,401
Compensation	8,524,476	10,200,117
Selling, general and administrative	8,502,874	8,342,906
Total operating expenses	48,879,540	47,121,424
Operating loss	(5,470,380)	(4,236,474)
Interest expense, net	(420,452)	(318,193)
Loss from continuing operations before taxes	(5,890,832)	(4,554,667)
Income tax benefit	—	1,498,076
Loss from continuing operations	(5,890,832)	(3,056,591)
Loss from discontinued operations	—	(1,109)
Net loss	$(5,890,832)	$(3,057,700)

Per common share data
Basic and diluted
Net loss from continuing operations	$(0.19)	$(0.11)
Net income from discontinued operations	—	—
Net loss	$(0.19)	$(0.11)

Weighted average shares
Basic	31,019,623	28,155,320
Diluted	31,019,623	28,155,320

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2018 and 2017

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2016	24,923,662	$25,300	$130,418,413	$(117,521,362)	$(1,396,559)	$11,525,792
Net loss	—	—	—	(3,057,700)	—	(3,057,700)
Stock-based compensation	—	—	1,279,807	—	—	1,279,807
Stock issued for vested restricted stock awards	309,057	309	22,200	—	—	22,509
2017 asset acquisition	3,529,000	3,529	4,455,715	—	—	4,459,244
Taxes withheld on vested restricted stock			(97,539)			(97,539)
Treasury Stock Retirement	(143,265)	(142)	(44,629)	—	—	(44,771)
Balances as of December 31, 2017	28,618,454	$28,996	$136,033,967	$(120,579,062)	$(1,396,559)	$14,087,342
Net loss	—	—	—	(5,890,832)	—	(5,890,832)
Stock-based compensation	—	—	915,469	—	—	915,469
Stock issued for vested restricted stock awards	527,866	528	(528)	—	—	—
Shares withheld for taxes on vested restricted stock			(78,747)	—	—	(78,747)
Sale of common stock	3,289,000	3,289	1,997,294	—		2,000,583
Cancellation of common stock	(54,030)	(54)	54	—		—
Balances as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(126,469,894)	$(1,396,559)	$11,033,815

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018 and 2017

	2018	2017
Operating activities:
Net loss	$(5,890,832)	$(3,057,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,181,619	3,029,801
Stock based compensation	915,469	1,279,807
Amortization of financing fees	40,382	25,600
Deferred income taxes	7,931	(1,406,600)
(Recovery)/Provision for doubtful accounts	(20,062)	60,789
Write-off of publisher payable	—	315,137
Adjustment of European liabilities related to discontinued operations	—	1,109
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	4,058,591	(1,216,611)
Prepaid expenses and other assets	139,031	52,687
Accounts payable	(4,114,512)	437,241
Accrued expenses and other liabilities	(417,784)	(669,541)
Net cash used in operating activities	(2,100,167)	(1,148,281)
Investing activities:
Purchases of equipment and capitalized development costs	(1,634,919)	(1,558,693)
Net cash received from NetSeer asset acquisition	—	235,763
Net cash used in investing activities	(1,634,919)	(1,322,930)
Financing activities:
Net proceeds from sale of common stock	2,000,583	—
Proceeds from financed receivables	1,859,853	—
Proceeds from convertible promissory note	1,000,000	—
Proceeds from note payable	250,000	—
Net proceeds on revolving line of credit	(4,900,000)	4,900,000
Payments on capital leases	(211,671)	(158,782)
Net taxes paid on RSU grants exercised	(77,044)	(97,376)
Prepaid financing fees	(42,365)	25,600
Payoff of NetSeer debt acquired	—	(2,015,577)
Treasury Stock Repurchase	—	(44,772)
Net cash (used in) provided by financing activities	(120,644)	2,609,093

Net change – cash	(3,855,730)	137,882
Cash, beginning of year	4,084,686	3,946,804
Cash, end of year	$228,956	$4,084,686

Supplemental information:
Interest paid	$388,757	$268,960
Non-cash investing and financing activities:
NetSeer asset acquisition (See Note 17)	$—	$4,459,244
Purchase of property and equipment under capital lease	$—	$530,407
Write-down of domain names due to settlement of contingent liability	$—	$369,506

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018 and 2017

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. is a technology company that provides data-driven platforms that can automatically identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates over a billion marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance. Inuvo counts among its many contractual relationships, three clients who collectively manage over 50% of all U.S. digital media budgets.

Inuvo’s solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI includes a continually updated database of over 500 million machine profiles which Inuvo utilizes to deliver highly aligned online audiences to its clients. Inuvo earns revenue when consumers view or click on its client’s messages. Inuvo’s business scales through account management activity with existing clients and by adding new clients through sales activity.

As part of Inuvo’s technology strategy, it owns a collection of websites like alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test Inuvo’s technologies, while also delivering high quality consumers to clients through the interaction with proprietary content in the form of images, videos, slideshows and articles.

There are many barriers to entry to Inuvo’s business that would require proficiency in large scale data center management, software development, data products, analytics, artificial intelligence, integration to the internet of things, or IOT, the relationships required to execute within the IOT and the ability to process tens of billions of transactions daily. Inuvo’s intellectual property is protected by 15 issued and 8 pending patents.

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

During the third quarter of 2017, we filed an S-3 registration statement with the Securities and Exchange Commission ("SEC") to replace an existing, expiring S-3 "shelf" registration statement, which permits us to offer and sell up to $15 million of our securities from time to time in one or more offerings. In May 2018, we took down from this shelf registration statement approximately $2.3 million in the underwritten public offering. The underwritten public offering of 2,860,000 shares of our common stock at a public offering price of $.70 per share and an additional 429,000 shares to cover overallotments in connection with the offering. The net proceeds were $2.0 million after deducting the underwriting discounts, commissions and offering expenses payable.

For the year ended December 31, 2018, our revenues declined 7.8% from the prior year. The lower revenue in 2018 is principally responsible for our $5.9 million net loss in 2018. Of the $5.9 million loss, approximately $4.1 million was depreciation, amortization and stock-based compensation expense. Further, we had roughly $500 thousand of merger related costs and an additional $175 thousand dollars in other non-cash accruals. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk of operation without interruption. As described earlier in this report, on November 2, 2018, we entered into the Merger Agreement. At the closing the Merger, which is subject to a number of conditions precedent, the Company will become a wholly-owned subsidiary of CPT. In addition, on November 1, 2018, we borrowed $1 million from an affiliate of CPT which we are using for working capital, and on November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the pending Merger. In March 2019, we sold an aggregate of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 in a private placement and received $1,200,000 in proceeds which we are using for working capital. Subject to the terms of the Merger Agreement and the credit facility with the additional borrowing, together with this additional capital raise, we believe we will have sufficient cash and credit to operate until the Merger closes. There are no assurances we will be successful in our efforts to generate revenues, report profitable operations or close the Merger in which case we would need to find additional sources of credit and make substantial reductions to operating expense.

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

Revenue recognition - In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from
Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this guidance on January 1, 2018 using the modified retrospective approach and elected to apply the new guidance only to contracts that were not complete as of the date of adoption. The cumulative impact to retained earnings was not material.

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

The below table is the proportion of revenue that is generated through advertisements on our partners sites and owned sites:

	For the Years Ended December 31,
	2018		2017
Partners	$52,087,368	71.0%	$59,745,179	75.1%
Owned Sites	21,243,274	29.0%	19,809,314	24.9%
Total	$73,330,642	100%	$79,554,493	100%

The following table presents our revenue disaggregated by channel:

	For the Years Ended December 31,
	2018	2017
Mobile	$50,785,680	$49,216,065
Desktop	21,398,065	29,392,347
Other	1,146,897	946,081
Total	$73,330,642	$79,554,493

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,815,281 and $1,503,449, respectively, for the years ended December 31, 2018 and 2017.

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

We determined there was no impairment of goodwill during 2018 and 2017.

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

As a result of our acquisition of Vertro, Inc. ("Vertro") in March 2012, we recognized an asset for the customer relationship with Google of $8,820,000 and assigned it a useful life of 20 years. A primary reason for acquiring Vertro was its relationship with Google. Up to the time of the acquisition, we principally had access to the Yahoo! inventory of advertisements. Among the many valuable assets acquired in the Vertro transaction was this Google relationship and the access it provided to an enormous inventory of advertisements. In addition, we acquired the ALOT brand, whose products are monetized through Google and has historically produced a better margin than monetization through Yahoo!. In determining the useful life of this asset, we considered the strategic importance of Vertro's strong relationship with Google. Vertro and its predecessor company had contracts and successful renewals with Google that date back to 2006. The Google contract has been extended through February 2021. We expect the relationship with Google to continue through the 20-year amortization period and beyond.

At the time of the Vertro acquisition, we engaged a third party valuation service to determine the fair value of the acquired assets. At the close of the 2018 and 2017 fiscal years, we again engaged a third party valuation service to reassess the fair value of the acquired assets. We recorded no impairment of intangible assets during 2018 or 2017.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. In 2017, we recognized an income tax benefit of $1,498,076 due to the passing of the Tax Cuts and Jobs Act in December 2017. The new law reduced corporate income tax rates from 35% to 21%. As a result, the deferred tax assets and liabilities recorded in the 2017 consolidated balance sheet were reevaluated at the new tax rates. Both the deferred tax assets and the deferred tax liabilities were reduced. The decrease in the deferred tax liability resulted in the one-time tax benefit.
We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2018 and 2017.

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

See Note 12, Stock-Based Compensation, for further details on our stock awards.

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

As of December 31, 2018, there were 39 employees in Arkansas, eleven employees under the required 50. As such, we recorded a contingent liability $55,000.

Treasury Stock - The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock we acquire in the market.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2018 and 2017 and therefore, shares associated with stock options, warrants and restricted stock are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

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

Concentration of credit risk - We are exposed to concentrations of risk primarily in cash and accounts receivable, which are generally not collateralized. Our policy is to place our cash with high credit quality financial institutions in order to limit the amount of credit exposure. At times, deposits may exceed FDIC limits. We do not require collateral from our customers, but our credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

Customer concentrations - At December 31, 2018, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. These customers combined owed approximately 71.1% of our gross accounts receivable balance as of December 31, 2018. The same two customers accounted for 81.8% of our revenue for the year ended December 31, 2018.

In 2017, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable from continuing operations. These customers combined owed approximately 71.3% of our gross accounts receivable balance as of December 31, 2017. The same two customers accounted for 76.1% of our revenue for the year ended and December 31, 2017.

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

Additional accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. We do not expect the new standard to have a material impact on our consolidated financial statements.

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2018 and 2017:

	2018	2017
Balance at the beginning of the year	$83,789	$23,000
(Recoveries)/provision for bad debts	(14,000)	63,000
Charge-offs	(6,062)	(2,211)
Balance at the end of the year	$63,727	$83,789

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2018 and 2017 was as follows:

	2018	2017
Furniture and fixtures	$293,152	$288,536
Equipment	1,527,054	1,509,464
Software	9,142,075	7,582,181
Leasehold improvements	421,016	455,850
Subtotal	$11,383,297	$9,836,031
Less: accumulated depreciation and amortization	(9,259,625)	(7,529,752)
Total	$2,123,672	$2,306,279

Note 5 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2018:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2018 Amortization

Customer list, Google	20 years	$8,820,000	$(3,013,500)	$5,806,500	$441,000
Technology, NetSeer	5 years	3,600,000	(1,380,000)	2,220,000	720,000
Customer list, all other	10 years	1,610,000	(1,100,194)	509,806	161,004
Customer relationships, NetSeer	20 years	570,000	(54,625)	515,375	28,500
Trade names, web properties (1)	-	390,000	—	390,000	—
Brand, NetSeer	1 year	121,000	(121,000)	—	10,083
Non-competition agreements, NetSeer	1 year	69,000	(69,000)	—	5,750
Intangible assets classified as long-term		$15,180,000	$(5,738,319)	$9,441,681	$1,366,337

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2017:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2017 Amortization
Customer list, Google	20 years	$8,820,000	$(2,572,500)	$6,247,500	$441,000
Technology, NetSeer	5 years	3,600,000	(660,000)	2,940,000	660,000
Customer list, all other	10 years	1,610,000	(939,190)	670,810	161,004
Trade names, ALOT	5 years	960,000	(960,000)	—	32,000
Customer relationships, NetSeer	20 years	570,000	(26,125)	543,875	26,125
Domain websites (2)	5 years	300,001	(300,001)	—	32,056
Tradenames, web properties (1)	-	390,000	—	390,000	—
Brand, NetSeer	1 year	121,000	(110,917)	10,083	110,917
Non-competition agreements, NetSeer	1 year	69,000	(63,250)	5,750	63,250
Intangible assets classified as long-term		$16,440,001	$(5,631,983)	$10,808,018	$1,526,352

Goodwill, total		$9,853,342	$—	$9,853,342	$—
___________

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

(2)
In May 2015, we purchased two domain websites with a fair value of $715,874. We determined they should be amortized over 5 years. In May 2016, the carrying value was adjusted by approximately $46,000 to reflect the lower price paid as compared to the contingent liability recorded as a result of the change in the price of Inuvo stock from the date of acquisition to the first contingent release of shares. In 2017, we determined that the seller would not meet the specific performance target for the second and third years and therefore, we adjusted the carrying value of the intangible asset and associated contingent liability by $369,506.

Our amortization expense over the next five years and thereafter is as follows:

2019	$1,350,504
2020	1,350,504
2021	1,350,504
2022	556,294
2023	469,500
Thereafter	3,974,375
Total	$9,051,681

Note 6 - Bank Debt

The following table summarizes our outstanding bank debt balances:

	December 31, 2018	December 31, 2017
Revolving credit line - 5.25 percent at December 31, 2017 (prime plus 0.75 percent), due September 29, 2018 - current portion	$—	$4,900,000
Financed receivables - 6.5 percent at December 31, 2018 (prime plus 1 percent) on invoice receivables; 7.5 percent at December 31, 2018 (prime plus 2 percent) on uninvoiced receivables	1,859,853	—
Total	$1,859,853	$4,900,000

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

On October 11, 2018, we entered into the Amended and Restated Business Financing Agreement with Western Alliance Bank and superseded the Business Financing Agreement, as amended, entered into on March 1, 2012 with Bridge Bank, N.A. which is now owned by Western Alliance Bank. The Amended and Restated Financing Agreement may be terminated by either party upon notice to the other party. The material terms of the Amended and Restated Financing Agreement include financing eligible invoiced receivables at an advance rate of 85% and an interest rate of prime plus 1% and a sub-limit of up to $2.5 million of uninvoiced eligible receivables at an advance rate of 75% and an interest rate of prime plus 2%. The sub-limit provision expires at the end of April 2019. The Amended and Restated Financing Agreement includes certain fees; a facility fee of $11,765 due at closing; an annual facility fee of 0.25% of the account balance due beginning on April 20, 2019; a monthly maintenance fee of 0.125% of the ending daily account balance; a $30,000 fee in lieu of a warrant; and $80,000 due upon termination of the agreement or repayment of our obligations under the agreement. The Amended and Restated Financing Agreement is secured by all of our assets.

Note 7 - Notes Payable

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company is using the proceeds from these notes to pay certain costs associated with the pending Merger. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note) (see Note 18 - Related Party Transactions).

Note 8 - Convertible Promissory Note

On November 1, 2018, the Company and ConversionPoint Investments, LLC., an affiliate of CPT (the "Noteholder") entered into a Securities Purchase Agreement for up to $2 million pursuant to which the Company issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the Subordinated Promissory Note") to the Noteholder which we are using for working capital. The Subordinated Promissory Note, which bears interest at the rate of 10% per annum, and the principal and accrued interest is due on November 1, 2021. In the event Merger Agreement is terminated, and providing that the shares issuable upon the possible conversion of the Subordinated Promissory Note have been approved for listing on the NYSE American, the Noteholder may, upon 15 days written notice to the Company, elect to convert all or any portion of the principal and accrued and unpaid interest due under the Subordinated Promissory Note into shares of the Company’s common stock (see Note 19 - ConversionPoint Merger). The conversion portion of the Subordinated Promissory Note was analyzed for derivative accounting and is deemed immaterial.

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2018 and 2017:

	2018	2017
Accrued marketing costs (TAC)	$1,509,843	$1,107,404
Accrued expenses and other	461,823	624,688
Accrued payroll and commission liabilities	200,290	867,634
Capital leases, current portion	198,769	209,940
Arkansas grant contingency	55,000	2,245
Accrued sales allowance	50,000	50,000
Accrued taxes, current portion	14,109	25,905
Total	$2,489,834	$2,887,816

Note 10 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2018 and 2017:

	2018	2017
Deferred rent	$98,276	$131,493
Capital leases, less current portion	80,969	281,470
Accrued taxes, less current portion	13,762	13,762
Total	$193,007	$426,725

Note 11 - Income Taxes

The provision for income taxes consists of the following at December 31, 2018 and 2017:

	2018	2017
Current tax provision	$—	$(91,477)
Deferred tax benefit	—	(1,406,599)
Total tax benefit	$—	$(1,498,076)

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

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2018	2017
Federal statutory rate	21%	34%
State income tax rate, net of federal benefit	(1%)	4%
Permanent differences	(2%)	(2%)
Impact in changes in tax law	—%	22%
Change in valuation allowance	(18%)	(25%)
	—%	33%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of December 31, 2018 and 2017.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carry forward	$31,473,506	$29,622,135
Intangible assets	863,400	1,278,900
Stock based expenses	—	1,176,900
Accrued expense	142,000	362,000
Deferred rent	27,000	33,400
Allowance for doubtful accounts	17,500	23,200
Other	140,300	7,200
Subtotal	32,663,706	32,503,735
Less valuation allowance	(32,663,706)	(32,503,735)
Total	—	—
Deferred tax liabilities:
Intangible assets and property and equipment	2,162,500	2,307,600
Other	177,332	24,300
Total	2,339,832	2,331,900
Total deferred tax liabilities	$(2,339,832)	$(2,331,900)

The net operating losses amounted to approximately $89,272,000 and expire beginning 2021 through 2038. Pursuant to Internal Revenue Service Code Section 382, the use of certain of the Company’s net operating loss carry forwards are limited due to a cumulative change in ownership.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2015 through 2017. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2018 and 2017.

Note 12 - Stock-Based Compensation

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

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $915,469 and $1,279,807 for the years ended December 31, 2018 and 2017, respectively. Total compensation cost not yet recognized at December 31, 2018 was $944,426 to be recognized over a weighted-average recognition period of 1.6 years.

Award Information and Activity

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), 2010 ECP and 2017 ECP plans as of December 31, 2018:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	733,500	41,664	1,524,836	2,300,000
2010 ECP	250,498	838,364	3,380,919	612,237	5,082,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,571,864	4,372,668	2,137,073	8,345,851
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

At December 31, 2018, the 2005 LTIP and 2010 ECP plans had 264,246 outstanding options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $2.84 and a weighted average remaining contractual term of 2.1 years.

The following table summarizes our stock option activity under the 2005 LTIP and 2010 ECP plans during 2018:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	264,246	$2.84
Granted	—	$—
Forfeited, expired or cancelled	—	$—
Exercised	—	$—
Outstanding, end of year	264,246	$2.84
Exercisable, end of year	264,246	$2.84

No options were granted during 2018 or 2017.

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

The following table summarizes our restricted stock activity for 2018:

	Restricted Stock	Weighted Average Fair Value
Outstanding, beginning of year	1,071,538	$1.84
Granted	1,664,266	$0.76
Exercised	641,843	$2.26
Forfeited	522,097	$1.04
Outstanding, end of year	1,571,864	$0.79

Note 13 – Stockholders Equity

Earnings per Share

During the 2018 and 2017, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 14 – Discontinued Operations

Certain of our subsidiaries previously operated in the European Union ("EU"). Though operations ceased in 2009, statutory requirements made it necessary to have a continued presence in the EU for varying terms until November 2015. Profits and losses generated from the remaining assets and liabilities are accounted for as discontinued operations.

In the third quarter of 2016, our petition with the UK (United Kingdom) Companies House to strike off and dissolve the remaining subsidiary in the EU was approved. As of December 31, 2017, we recorded a net income of $1,109 due primarily to the adjustment of certain accrued liabilities.

Note 15 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee's contributions to the plan up to the first four percent of the employee's annual salary. Effective October 31, 2018, the employer match was suspended. The matching contribution for the years ended December 31, 2018 and 2017 was $222,083 and $255,366, respectively.

Note 16 - Leases

We lease certain office space and equipment. As leases expire, it can be expected that they will be renewed or replaced in the normal course of business. Rent expense was $411,135 and $431,949 for the year ended December 31, 2018 and 2017, respectively.

Minimum lease payments under non-cancelable operating leases for the periods ended December 31:

Lease Payments
2019	$477,319
2020	405,606
2021	242,558
2022	$163,284
Total	$1,288,767

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

Capital lease obligations and future minimum lease payments under non-cancelable capital leases as of December 31, 2018 are:

Lease Payments
2019	$213,879
2020	82,405
Total payments under capital lease obligations	296,284
Less amount representing interest	(16,546)
Present value of capital lease obligations	279,738
Current portion of capital lease obligations	(198,769)
Capital lease obligations, net of current portion	$80,969

Assets acquired under capital lease obligations are included in property and equipment in the accompanying consolidated balance sheets. Cost and related accumulated depreciation as of December 31, 2018 and 2017 are as follows:

	2018	2017
Equipment	$707,264	$707,264
Less accumulated depreciation	(441,084)	(242,169)
Equipment, net	$266,180	$465,095

Depreciation expense on assets under capital lease obligations was $198,914 and $173,097 for the years ended December 31, 2018 and 2017, respectively and is included in the consolidated statements of operations.

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

Note 17 - NetSeer Acquisition

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

The purchase includes the assumption of gross customer accounts receivable totaling $2,292,485. The Company has collected most of these receivables and has recorded them at their fair value, the gross contractual amount. Specifically identifiable intangible assets consist of $4,360,000 and are amortized on a straight-line basis over the estimated useful life. Additionally, revenue totaling approximately $15.8 million from the 2017 asset acquisition is included in the consolidated statements of operations as of December 31, 2017.

Note 18 - Related Party Transactions

In 2018 and 2017, the Company received a total of $31,500 and $117,385, respectively from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company is using the proceeds from these notes to pay certain costs associated with the pending Merger. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note) (see Note 7 - Notes Payable).

Note 19 - ConversionPoint Merger

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

On November 1, 2018, the Company and CPT Investments, LLC., an affiliate of CPT (the "Noteholder") entered into a Securities Purchase Agreement for up to $2 million pursuant to which the Company issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the Subordinated Promissory Note") to the Noteholder which we are using for working capital.

The Subordinated Promissory Note, which bears interest at the rate of 10% per annum, and the principal and accrued interest is due on November 1, 2021. The maturity date of the Subordinated Promissory Note is subject to acceleration in the event (i) the Closing (as that term is defined in the Merger Agreement) occur pursuant to the Merger Agreement, in which event the maturity date is accelerated to the fifth day after the Closing Date (as that term is defined in the Merger Agreement) and (ii) immediately upon an Event of Default (as that term is defined in the Subordinated Promissory Note). The Company has the right to prepay the amounts due under the Subordinated Promissory Note at any time, upon 15 days prior written notice to the Noteholder, subject to the term of the note and Noteholder consent. The Company’s obligations under the Subordinated Promissory Note are unsecured and subordinate to its obligations to Western Alliance Bank, the Company’s secured lender.

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

On November 1, 2018 the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Noteholder covering the shares of its common stock which may be issued upon a conversion of the Subordinated Promissory Note.

Note 20 - Subsequent Events

Effective February 1, 2019, the Amended and Restated Business Financing Agreement with Western Alliance Bank was amended with the First Amendment to Amended and Restated Business Financing Agreement. The amendment extended the $2.5 million sublimit for unbilled eligible receivables to April 30, 2019 and increased the Success Fee from $75,000 to $80,000.
On March 1, 2019, we entered into a Securities Purchase Agreement with three accredited investors for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes (“Notes”) due September 1, 2020 to fund working capital and additional expenses resulting from the delay in closing associated with the government shut down. The proceeds from the offering were $1,200,000. We did not pay any commissions or finders fees in connection with the sale of the Notes. Other than the original issue discount, no additional interest accrues on the Notes, except during the existence of an event of default under the Notes, where interest accrues at the lesser of (i) the rate of 15% per annum, or (ii) the maximum amount permitted by law. The initial conversion price of the Notes is $1.08 per share. Assuming no adjustment to the conversion price, the Note holders would receive 1,333,333 unregistered shares of our common stock. The shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. If the Mergers (see Note 19), however, are not completed or a change of control does not occur within six months of the issuance of the Notes, each holder has the right to immediately convert any portion of the Note at the greater of (a) a 20% discount from the average VWAP for the 10 trading days prior to giving notice of conversion, or (b) $0.44 per share. Should the Mergers fail to close and the note to CPT Investments, LLC (see Note 8) is converted into our common stock, the holders are then permitted to immediately convert any portion of the Note at $0.44 per share.

On March 1, 2019, we entered into Amendment No. 1 to the Agreement and Plan of Merger dated November 2, 2018 (the “Amendment”) to (i) due to the delays in the SEC’s ability to review and declare effective securities filings because of the government shutdown, extend the outside date for New Parent to receive funding in a financing from May 31, 2019 to July 12, 2019, and extend the outside termination date for closing of the Mergers from June 30, 2019, to August 5, 2019, (ii) permit the issuances of the above described Notes and permit us to issue up to 3,272,728 shares of common stock or securities convertible into up to 3,272,728 shares of our common stock, and waive any breach of our representations, warranties, or covenants that would be caused by the stock issuance. Our exchange ratio of 0.18877 shares of New Parent common stock for each share of our common stock for the stock portion of the merger consideration is adjusted downward to account for the dilutive effect of the stock issuance, and (iii) permit us to amend our articles of incorporation to increase the amount of its authorized shares of common stock from 40,000,000 to 60,000,000.