Form 10-Q
period 2019-03-31
Inuvo, Inc.
filed 2019-05-15
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INUV	NYSE American

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	May 10, 2019
Common Stock	32,567,447

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•	risks associated with our pending Merger;

•	our history of losses, declining revenues and working capital deficit;

•	our reliance on revenues from a limited number of customers;

•	complying with the covenants and restrictions contained in our grant agreement with the State of Arkansas;

•	seasonality of our business which impacts our financial results and cash availability;

•	dependence on our supply partners;

•	our ability to acquire traffic in a profitable manner;

•	failure to keep pace with technology changes;

•	impact of possible interruption in our network infrastructure;

•	dependence on our key personnel;

•	regulatory and legal uncertainties;

•	failure to comply with privacy and data security laws and regulations;

•	third party infringement claims;

•	publishers who could fabricate fraudulent clicks;

•	a downturn in the global economy which could adversely impact our access to credit and ability to raise capital;

•	the impact of quarterly results on our stock price;

•	historic difficulties in meeting financial covenants in our credit agreement; and

•	dilution to our stockholders upon the exercise of outstanding stock options and restricted stock unit grants.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("SEC") on March 15, 2019, our definitive Proxy Statement on Schedule 14A as filed with the SEC on April 9, 2019 and our subsequent filings.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "first quarter 2019" means for the three months ended March 31, 2019, "first quarter 2018" means for the three months ended March 31, 2018, “2018” means the fiscal year ended December 31, 2018 and "2019" means the fiscal year ending December 31, 2019. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash	$248,397	$228,956
Accounts receivable, net of allowance for doubtful accounts of $63,727.	6,154,263	6,711,595
Prepaid expenses and other current assets	269,736	271,466
Total current assets	6,672,396	7,212,017
Property and equipment, net	1,728,472	2,123,672
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	9,104,055	9,441,681
Right of use assets - operating lease	1,071,580	—
Right of use assets - finance lease	221,073	—
Other assets	35,170	35,170
Total other assets	20,285,220	19,330,193
Total assets	$28,686,088	$28,665,882

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,508,777	$9,499,541
Notes payable	250,000	250,000
Accrued expenses and other current liabilities	3,399,002	2,489,834
Financed receivables	2,091,365	1,859,853
Derivative liability	333,333	—
Total current liabilities	14,582,477	14,099,228

Long-term liabilities
Deferred tax liability	2,339,832	2,339,832
Convertible promissory notes	2,213,333	1,000,000
Lease liability - operating lease	713,225	—
Lease liability - finance lease	66,214	—
Other long-term liabilities	102,714	193,007
Total long-term liabilities	5,435,318	3,532,839

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 40,000,000; issued shares 32,943,848 and 32,757,817, respectively; outstanding shares 32,567,321 and 32,381,290, respectively	32,945	32,759
Additional paid-in capital	138,964,194	138,867,509
Accumulated deficit	(128,932,287)	(126,469,894)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	8,668,293	11,033,815
Total liabilities and stockholders' equity	$28,686,088	$28,665,882

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net revenue	$15,464,569	$20,503,985
Cost of revenue	6,680,628	8,778,594
Gross profit	8,783,941	11,725,391
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	6,544,009	8,294,294
Compensation	1,808,556	2,619,515
Selling, general and administrative	2,377,061	2,126,362
Total operating expenses	10,729,626	13,040,171
Operating loss	(1,945,685)	(1,314,780)
Interest expense, net	(516,708)	(100,889)
Loss from continuing operations before taxes	(2,462,393)	(1,415,669)
Income tax benefit	—	7,645
Net loss from continuing operations	(2,462,393)	(1,408,024)
Net loss	(2,462,393)	(1,408,024)

Per common share data
Basic and diluted:
Net loss from continuing operations	$(0.08)	$(0.05)
Net loss	$(0.08)	$(0.05)

Weighted average shares
Basic	32,396,998	28,652,230
Diluted	32,396,998	28,652,230

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,462,393)	$(1,408,024)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	823,765	791,644
Derivative liability	333,333	—
Stock based compensation	96,871	377,847
Amortization of financing fees	21,182	6,400
Change in operating assets and liabilities:
Accrued expenses and other liabilities	592,293	(38,910)
Accounts receivable	557,332	3,300,989
Accounts payable	(990,764)	(2,498,865)
Prepaid expenses and other current assets	(19,454)	98,015
Net cash (used in) provided by operating activities	(1,047,835)	629,096
Investing activities:
Purchases of equipment and capitalized development costs	(310,221)	(514,065)
Net cash used in investing activities	(310,221)	(514,065)
Financing activities:
Proceeds from convertible promissory notes	1,200,000	—
Net proceeds from financed receivables	231,512	—
Payments on capital leases	(54,015)	(53,839)
Net cash provided by (used in) financing activities	1,377,497	(53,839)
Net change – cash	19,441	61,192
Cash, beginning of year	228,956	4,084,686
Cash, end of period	$248,397	$4,145,878
Supplemental information:
Interest paid	$117,609	$94,428
Non cash investing and financing activities:
Adoption of ASC 842	$1,437,526	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
(unaudited)
For the Three Months Ended March 31,

2019
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Beginning balances as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(126,469,894)	$(1,396,559)		$11,033,815
Net loss	—	—	—	(2,462,393)	—	—	(2,462,393)
Stock-based compensation	—	—	96,871	—			96,871
Stock issued for vested restricted stock awards	186,031	186	(186)	—	—		—
Beginning balances as of March 31, 2019	32,567,321	$32,945	$138,964,194	$(128,932,287)	$(1,396,559)		$8,668,293

2018
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Beginning balances as of December 31, 2017	28,618,580	$28,996	$136,033,967	$(120,579,062)	$(1,396,559)		$14,087,342
Net loss	—	—	—	(1,408,024)	—	—	(1,408,024)
Stock-based compensation	—	—	377,847	—			377,847
Stock issued for vested restricted stock awards	178,618	178	(178)	—	—		—
Beginning balances as of March 31, 2018	28,797,198	$29,174	$136,411,636	$(121,987,086)	$(1,396,559)		$13,057,165

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

There are many barriers to entry to Inuvo’s business that would require proficiency in large scale data center management, software development, data products, analytics, artificial intelligence, integration to the internet of things, or IOT, the relationships required to execute within the IOT and the ability to process tens of billions of transactions dailyOur intellectual property is protected by 15 issued and eight pending patents.

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

The completion of the Merger is subject to (1) the approval of CPT’s stockholders and Inuvo’s stockholders, (2) regulatory approvals, (3) the closing of financing to the Parent of $36,000,000 (the “Financing”), (4) the approval of the listing of shares of Parent’s common stock on NASDAQ, (5) the delivery of customary opinions from counsel to the CPT and Inuvo to the effect that the Merger will qualify as a tax-free exchange for federal income tax purposes (6) Parent entering into separation agreements with Mr. Howe, our Chief Executive Officer, Mr. Ruiz, our Chief Financial Officer and Secretary, and Mr. Pisaris, our General Counsel, and (7) other customary closing conditions. Immediately following the Merger, Mr. Howe will serve as non-executive chairman of the Board of Directors of the Parent and an additional individual appointed by Inuvo shall serve on the seven member board of directors of the Parent.

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

In addition, on November 1, 2018, Inuvo and ConversionPoint Investments, LLC., an affiliate of CPT (the "Noteholder") entered into a Securities Purchase Agreement for up to $2 million pursuant to which Inuvo issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the Subordinated Promissory Note") to the Noteholder which we are using for working capital. The terms of the Subordinated Promissory Note are described in Note 8.

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

On December 17, 2018 the Parent filed a registration statement on Form S-4 with the SEC for, among other matters, the stockholder meetings to be held by each of Inuvo and CPT. As a result of the recent shutdown of the U.S. government between December 22, 2018 and January 25, 2019, the processing of this registration statement by the SEC was delayed. On April 9, 2019, the S-4 filing became effective.

On May 8, 2019, Inuvo held its Special Meetings of Stockholders. The stockholders approved the Merger and all other proposals.

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

For the three months ended March 31, 2019, our revenues declined 24.6% from the same period in the prior year. The lower revenue in the three-month period of 2019 is principally responsible for our $2.5 million net loss. Of the loss, approximately $1.3 million were the non-cash expenses of depreciation, amortization, derivative liability and stock-based compensation. Further, we had roughly $501 thousand of Merger related costs within the three month period ending March 31, 2019. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk to operation without interruption. As described earlier in this report, on November 2, 2018, we entered into the Merger Agreement. At the closing the Merger, which is subject to a number of conditions precedent,, the Company will become a wholly-owned subsidiary of CPT. In addition, on November 1, 2018, we borrowed $1 million from an affiliate of CPT which we are using for working capital, and on November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the pending Merger. In March 2019, we sold an aggregate of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 in a private placement and received $1,200,000 in proceeds which we are using for working capital. There are no assurances we will be successful in our efforts to generate revenues, report profitable operations or close the Merger in which case we would need to find additional sources of credit and make substantial reductions to operating expense. We may not have sufficient cash and credit to operate until the Merger closes. We may have to find additional sources of credit and/or make substantial reductions in our operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

Customer concentration

We generated the majority of our revenue from two Demand side customers, Yahoo! and Google as noted below:

	For the Three Months Ended March 31,
	2019	2018
Yahoo!	73.6%	70.5%
Google	11.7%	9.5%
Total	85.3%	80.0%

As of March 31, 2019, Yahoo! and Google accounted for 76.2% of our gross accounts receivable balance. As of December 31, 2018, two Demand side customers, Yahoo! and Google, accounted for 71.1% of our gross accounts receivable balance.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2018, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 15, 2019.

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

The below table is the proportion of revenue that is generated through advertisements on our partners sites and owned sites:

	For the Three Months Ended March 31,
	2019		2018
Partners	11,498,457	74.4%	13,905,932	67.8%
O&O	3,966,112	25.6%	6,598,053	32.2%
Total	15,464,569	100.0%	20,503,985	100.0%

The following table presents our revenue disaggregated by channel:

	For the Three Months Ended March 31,
	2019	2018
Mobile	10,546,622	14,321,669
Desktop	4,594,622	5,963,876
Other	323,325	218,440
Total	15,464,569	20,503,985

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new standard effective January 1, 2019 on a modified retrospective basis and did not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The new standard did not have a material impact on our consolidated financial statements.

We determine if an arrangement is a lease at inception. Operating and finance leases are included in Right Of Use ("ROU") assets, and lease liability obligations in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We have lease agreements with lease and non-lease components and account for such components as a single lease component. As most of our leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 13 for additional information.

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$293,152	$293,152
Equipment	1,004,022	1,527,054
Capitalized internal use and purchased software	9,446,689	9,142,075
Leasehold improvements	421,016	421,016
Subtotal	11,164,879	11,383,297
Less: accumulated depreciation and amortization	(9,436,407)	(9,259,625)
Total	$1,728,472	$2,123,672

During the three months ended March 31, 2019 and 2018, depreciation expense was $441,841 and $438,185, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of March 31, 2019:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(3,123,750)	$5,696,250	$110,250
Technology	5 years	3,600,000	(1,560,000)	2,040,000	180,000
Customer list, all other	10 years	1,610,000	(1,140,445)	469,555	40,251
Customer relationships	20 years	570,000	(61,750)	508,250	7,125
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$14,990,000	$(5,885,945)	$9,104,055	$337,626

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2019	$1,012,878
2020	1,350,504
2021	1,350,504
2022	556,294
2023	469,500
Thereafter	3,974,375
Total	$8,714,055

Note 5 - Bank Debt

The following table summarizes our bank debt as of:

	March 31, 2019	December 31, 2018
Finance receivables - 6.5 percent at March 31, 2019 (prime plus 1 percent) on invoiced receivables; 7.5 percent at March 31, 2019 (prime plus 2 percent) on uninvoiced receivables	$2,091,365	$1,859,853
Total	$2,091,365	$1,859,853

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. On October 11, 2018, we entered into the Amended and Restated Business Financing Agreement with Western Alliance Bank and superseded the Business Financing Agreement, as amended, entered into on March 1, 2012. The Amended and Restated Financing Agreement may be terminated by either party upon notice to the other party. The material terms of the Amended and Restated Financing Agreement include financing eligible invoiced receivables at an advance rate of 85% and an interest rate of prime plus 1% and a sub-limit of up to $2.5 million of uninvoiced eligible receivables at an advance rate of 75% and an interest rate of prime plus 2%. The sub-limit provision expires at the end of April 2019. The Amended and Restated Financing Agreement includes certain fees; a facility fee of $11,765 due at closing; an annual facility fee of 0.25% of the account balance due beginning on April 20, 2019; a monthly maintenance fee of 0.125% of the ending daily account balance; a $30,000 fee in lieu of a warrant; and $80,000 due upon termination of the agreement or repayment of our obligations under the agreement. The Amended and Restated Financing Agreement is secured by all of our assets. On April 30, 2019, Western Alliance Bank agreed to extend the $2.5 million sub-limit provision of uninvoiced eligible receivables until the earlier of May 31, 2019 or three days after the closing of the Merger.

Note 6 - Notes Payable

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company used the proceeds from these notes to pay certain costs associated with the pending Merger. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note) (see Note 14 - Related Party Transactions).

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2019	December 31, 2018
Accrued marketing costs (TAC)	$1,702,223	$1,509,843
Accrued expenses and other	863,828	461,823
Lease liability, current portion	518,261	198,769
Accrued payroll and commission liabilities	192,302	200,290
Arkansas grant contingency	55,000	55,000
Accrued sales allowance	50,000	50,000
Accrued taxes	17,388	14,109

Total	$3,399,002	$2,489,834

Note 8 - Convertible Promissory Note

On March 1, 2019, Inuvo, Inc., a Nevada corporation (“Inuvo” or the “Company”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with three accredited investors (the “Purchasers”) for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the “Notes”) to fund working capital and additional expenses resulting from the delay in closing associated with the government shut down. The initial conversion price of the Notes is $1.08 per share. On May 13, 2019, the Purchasers received 1,333,333 unregistered shares of Inuvo’s common stock that were converted at $1.08 per share. The Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. Inuvo entered into the Securities Purchase Agreement with the Purchasers for the purchase and sale of the Notes in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Notes and Inuvo utilized the proceeds for working capital. The conversion portion of the Notes was analyzed for derivative accounting and a liability of $333,333 was recorded for the fair value of the derivative.

On November 1, 2018, the Company and ConversionPoint Investments, LLC., an affiliate of CPT (the "Noteholder") entered into a Securities Purchase Agreement for up to $2 million pursuant to which the Company issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the Subordinated Promissory Note") to the Noteholder which we are using for working capital. The Subordinated Promissory Note, which bears interest at the rate of 10% per annum, and the principal and accrued interest is due on November 1, 2021. In the event Merger Agreement is terminated, and providing that the shares issuable upon the possible conversion of the Subordinated Promissory Note have been approved for listing on the NYSE American, the Noteholder may, upon 15 days written notice to the Company, elect to convert all or any portion of the principal and accrued and unpaid interest due under the Subordinated Promissory Note into shares of the Company’s common stock (see Note 15 - ConversionPoint Merger). The conversion portion of the Subordinated Promissory Note was analyzed for derivative accounting and is deemed immaterial.

Note 9 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	March 31, 2019	December 31, 2018
Capital leases, less current portion	$—	$98,276
Deferred rent	88,952	80,969
Accrued taxes, less current portion	13,762	13,762
Total	$102,714	$193,007

Note 10 – Income Taxes

We have a deferred tax liability of $2,339,832 as of March 31, 2019 and December 31, 2018, related to intangible assets acquired in March 2012 and February 2017.

We also have a net deferred tax asset of approximately $32,663,706. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of March 31, 2019 and December 31, 2018.

Note 11 - Stock-Based Compensation

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

Compensation Expense

For the three months ended March 31, 2019 and 2018, we recorded stock-based compensation expense for all equity incentive plans of $96,871 and $377,847, respectively. Total compensation cost not yet recognized at March 31, 2019 was $810,790 to be recognized over a weighted-average recognition period of 1.5 years.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP for the three months ended March 31, 2019:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	733,500	41,664	1,524,836	2,300,000
2010 ECP	250,498	611,645	3,566,950	652,925	5,082,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,345,145	4,558,699	2,177,761	8,345,851
(*) Expired June 2015

The following table summarizes the activities of stock option awards under the 2005 LTIP and the 2010 ECP as of March 31, 2019:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	264,246	$2.84	2.7	$2,019
Stock options exercised	—	$—	—	—
Balance as of March 31, 2019	264,246	$2.84	2.7	$2,019
Stock options exercisable as of March 31, 2019	264,246	$2.84	2.7	$2,019

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2019:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	1,571,864	$0.79
Granted	—	$—
Vested	186,031	$0.88
Forfeited	40,688	$0.93
Unvested as of March 31, 2019	1,345,145	$0.78

Note 12 - Earnings per Share

During the three periods ended March 31, 2019 and March 31, 2018, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 13 - Leases
The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's March 31, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's March 31, 2019 Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $1.1 million and $221,000, respectively. The Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expenses and other current liabilities" section of the Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2019, the Company recognized approximately $177 thousand in total lease costs, which was comprised of $118 thousand in operating lease costs for right-of-use assets and $59 thousand in lease costs related to lease liabilities.
As of March 31, 2019, the Company recorded $44,298 in amortization expense related to the finance lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities were as follows:

Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$99,986
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2019
2020	408,262
2021	242,558
2022	163,284
814,104
Less imputed interest	(100,879)
Total lease liabilities	713,225

Information related to the Company's finance right-of-use assets and related lease liabilities were as follows:

Three Months Ended March 31, 2019
Cash paid for finance lease liabilities	$44,764
Weighted-average remaining lease term	1.1 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2019
2020	77,480
Less imputed interest	(11,266)
Total lease liabilities	66,214

Note 14 - Related Party Transactions

For the three months ended March 31, 2018 the Company received $10,500 from First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, for providing IT services.

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company is using the proceeds from these notes to pay certain costs associated with the pending Merger. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note) (see Note 6 - Notes Payable).

Note - 15 ConversionPoint Merger

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

The completion of the Merger is subject to (1) the approval of CPT’s stockholders and the Company’s shareholders, (2) regulatory approvals, (3) the closing of financing to the Parent of $36,000,000 (the “Financing”), (4) the approval of the listing of shares of Parent’s common stock on NASDAQ, (5) the delivery of customary opinions from counsel to the CPT and the Company to the effect that the Merger will qualify as a tax-free exchange for federal income tax purposes (6) Parent entering into separation agreements with Mr. Howe, the Company Chief Executive Officer, Mr. Ruiz, the Company’s Chief Financial Officer and Secretary, and Mr. Pisaris, the Company’s General Counsel, and (7) other customary closing conditions. Immediately following the Merger, Richard K. Howe will serve as non-executive chairman of the board of directors of the Parent and an additional individual appointed by Inuvo shall serve on the seven member board of directors of the Parent.

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

Note 16 - Subsequent Events

Bank Amendment
On May 1, 2019, effective April 30, 2019, we entered into the Second Amendment (the “Second Amendment”) to the Amended and Restated Business Financing Agreement dated October 11, 2018, as amended with Western Alliance Bank. The Second Amendment extended the expiration date with respect to the eligible unbilled receivable sublimit of $2,500,000 to the date that is the earlier to occur of (a) May 31, 2019, or (b) three (3) days after consummation of the Merger transactions; amended the definition of “Change of Control” to state that any change of control pursuant to the Merger Transactions will be deemed to occur three days after the completion of the Merger Transactions; and imposed an amendment fee of $1,000 on Inuvo.
Stockholder Meeting
On May 8, 2019, a Special Meeting of Stockholders (the “Special Meeting”) for the purposes of (i) approving and adopting the Agreement and Plan of Merger, dated November 2, 2018 (as it may be amended from time to time)., by and between ConversionPoint Technologies Inc. (“ConversionPoint”), ConversionPoint Holdings, Inc. (“Parent”), CPT Cigar Merger Sub, Inc. (“Inuvo Merger Sub”), CPT Merger Sub, Inc. (“CPT Merger Sub”), and Inuvo (the “Merger Agreement”), pursuant to which, among other things, Inuvo will merge with and into Inuvo Merger Sub with Inuvo as the surviving entity, ConversionPoint will merge with and into CPT Merger Sub with ConversionPoint as the surviving entity, and each of Inuvo and ConversionPoint will become wholly-owned subsidiaries of Parent; (ii) approving, on a non-binding advisory basis, the compensation that may be paid or become payable to the named executive officers of Inuvo that is based on or otherwise relates to the completion of the transactions contemplated by the Merger Agreement; (iii) approving and adopting an amendment to Inuvo’s articles of incorporation permitting Inuvo to increase the amount of authorized shares of its common stock from 40,000,000 to 60,000,000; and (iv) approving one or more adjournments of the Special Meeting, if necessary, to permit further solicitation of additional proxies in the event there are not sufficient votes present at the Special Meeting in person or by proxy, or at any adjournment or postponement of that Special Meeting, to approve and adopt the Merger Agreement. Stockholders approved the first three items. The fourth item was withdrawn as stockholders approved and adopted the Merger Agreement, as noted above.

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

Industry Trends

The U.S. digital advertising is expected to grow 19% in 2019 to $129 billion from $108 billion in 2018, with two companies, Facebook and Google capturing nearly 60% of the 2019 digital ad investment, according to eMarketer. In addition, mobile advertising spend is expected to continue to grow from $71 billion in 2018 to $87 billion in 2019, according to eMarketer.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2018 appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for sale chargebacks, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Though actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, in the past such differences have been immaterial. Because our procedures require review of estimates and assumptions throughout the fiscal year, and differences between the estimates and assumptions and the actual results have been minor and immaterial, we have no reason not to believe the accuracy of our estimates and assumptions will continue into future quarters.

Results of Operations

	For the Three Months Ended March 31,
	2019	2018	Change	% Change
Net Revenue	$15,464,569	$20,503,985	$(5,039,416)	(24.6%)
Cost of Revenue	6,680,628	8,778,594	(2,097,966)	(23.9%)
Gross Profit	$8,783,941	$11,725,391	(2,941,450)	(25.1%)
Net Revenue

Net revenue for the first quarter 2019 was $15.5 million, 24.6% lower than the same quarter of 2018. We experienced lower revenue in part due to an announced strategy to reduce focus on the non-strategic publisher side technologies and in part due to reduced monetization from advertising inventory sold to our largest Demand partners. Due to seasonality, revenue is typically lower in the first quarter of the year compared to the sequentially prior quarter. The 2019 revenue associated with these Demand partners was in line with this seasonal pattern. The prior year, first quarter 2018, revenue associated with these Demand partners, was uncharacteristically high, not following the seasonal pattern the Company typically experiences. We have not seen an appreciable change in monetization for our inventory and we do not know whether monetization will return to former levels.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The decrease in the cost of revenue in the first quarter 2019 compared to the same time period in 2018 is due primarily to lower revenue and to the loss of revenue associated with the discontinuation of non-strategic revenue including a proprietary marketing platform discussed in the Net Revenue section.

Operating Expenses

	For the Three Months Ended March 31,
	2019	2018	Change	% Change
Marketing costs	$6,544,009	$8,294,294	$(1,750,285)	(21.1%)
Compensation	1,808,556	2,619,515	(810,959)	(31.0%)
Selling, general and administrative	2,377,061	2,126,362	250,699	11.8%
Operating expenses	$10,729,626	$13,040,171	$(2,310,545)	(17.7%)

Overall, our operating expenses for the three months ended March 31, 2019 declined 17.7% compared to the first quarter 2018.

Marketing costs include those expenses required to attract an audience to our owned and operated web properties. Marketing costs decreased 21.1% in the three months ended March 31, 2019 compared to the same period in 2018. The decrease in marketing costs was partially due to adjusting traffic acquisition campaigns as a result of lower monetization experienced described in the Net Revenue section.

Compensation expense decreased 31.0% in the three months ended March 31, 2019 due primarily to lower headcount. Our total employment, both full-time and part-time, was 66 at March 31, 2019 compared to 91 at the same time last year.

Selling, general and administrative costs for the three-month ended March 31, 2019 were $2.4 million, an increase of 11.8% over the same time period in 2018. The increase is due to higher professional fees that included $501 thousand in Merger related costs.

Interest expense, net

Interest expense, net, which represents interest expense on financed receivables, finance leases, notes payable and derivative liability was higher in March 31, 2019 compared to the same period in 2018 due to the derivative liability of $333,333 and to higher interest rates on our financed receivables this year compared to last year.

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

For the three months ended March 31, 2019, our revenues declined 24.5% from the same period in the prior year. The lower revenue in the three-month period of 2019 is principally responsible for or $2.5 million net loss. Of the net loss, approximately $1.3 million were the non-cash expenses of depreciation, amortization, derivative liability and stock-based compensation. Further, we had roughly $501 thousand of merger related costs within the three-month period ending March 31, 2019. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk to operation without interruption. As described earlier in this report, on November 2, 2018, we entered into the Merger Agreement. At the closing the Merger, which is subject to a number of conditions precedent, the Company will become a wholly-owned subsidiary of CPT. In addition, on November 1, 2018, we borrowed $1 million from an affiliate of CPT which we are using for working capital, and on November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the Merger. In March 2019, we sold an aggregate of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 in a private placement and received $1,200,000 in proceeds which we are using for working capital. There are no assurances we will be successful in our efforts to generate revenues, report profitable operations or close the Merger in which case we would need to find additional sources of credit and make substantial reductions to operating expense. We may not have sufficient cash and credit to operate until the Merger closes. We may have to find additional sources of credit and/or make substantial reductions in our operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash Flows - Operating

Net cash used in operating activities was $1,047,835 during the three months ended March 31, 2019. We reported a net loss of $2,462,393, which included non-cash expenses; depreciation and amortization expense of $823,765, a derivative liability of $333,333 and stock-based compensation expense of $96,871. The change in operating assets and liabilities during the three months ended March 31, 2019 was a provision of cash of $139,407 primarily due to an increase in accrued expenses and other current liabilities of $592,293 and a decrease in the accounts receivable balance by $557,332, partially offset by a decrease in the accounts payable balance by $990,764. The seasonal nature of our business is such that the first half year revenue is typically less than the second half year revenue and therefore, the related accounts receivable balance is lower. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During the comparable period in 2018, cash provided by operating activities was $629,096 from a net loss of $1,408,024, which included several non-cash expenses; depreciation and amortization of $791,644 and stock-based compensation of $377,847.

Cash Flows - Investing

Net cash used in investing activities was $310,221 and $514,065 for the three months ended March 31, 2019 and March 31, 2018, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided financing activities was $1,377,497 during 2019 primarily from proceeds of the convertible notes payable.

In 2018, net cash used in financing activities was $53,839.

Off Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2019, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

On December 19, 2018 and December 20, 2018, respectively, Peter D’Arcy and Morris Akerman, both of whom claim to be stockholders of Inuvo, filed separate putative class action lawsuits, captioned D’Arcy v. Inuvo, Inc. et al., No. 1:18-cv-02023- UNA, in the United States District Court for the District of Delaware; and Akerman v. Inuvo, Inc. et al., No. 2:18-cv-02407,

in the United States District Court for the District of Nevada. The two lawsuits each named Inuvo and the members of Inuvo’s board of directors as defendants. The D’Arcy action also names ConversionPoint and various entities created to effect the merger as defendants. The complaints filed in the lawsuits assert claims under Section 14(a) and Section 20(a) of the Exchange Act challenging the adequacy of the disclosures relating to the merger transactions made in a joint consent solicitation statement/prospectus.
On December 21, 2018, Domenic Spagnolo, another purported stockholder of Inuvo, filed a substantially similar lawsuit, captioned Spagnolo v. Inuvo, Inc. et al., No. 1:18-cv-12099, in the United States District Court for the Southern District of New York. This lawsuit also challenges the adequacy of disclosure under the same sections of the Exchange Act against Inuvo and its directors.

Each of the foregoing lawsuits seeks, among other relief, an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated, and an award of attorneys’ fees. Inuvo and ConversionPoint believe the claims asserted in the lawsuits are without merit. We further believe the allegations in the lawsuits have been mooted by the filing of our amended S-4 Registration Statement on March 15, 2019. Inuvo intends to vigorously contest any continued litigation, and any fee petitions brought by Plaintiffs’ counsels. On February 4, 2019, Inuvo filed a motion to dismiss, or in the alternative to stay, the Akerman and Spagnolo actions pending the resolution of the first-filed D’Arcy case. Then, on March 4, 2019, Inuvo filed a second motion to dismiss the Spagnolo action based on a failure to state a claim under the law. In the Spagnolo action, the court issued an order giving Plaintiff Spagnolo an opportunity to amend his complaint in response to the second motion to dismiss, or alternatively, serve his opposition to the motion to dismiss by March 25, 2019. Additionally, Plaintiff Spagnolo filed for a preliminary injunction, seeking to enjoin a shareholder vote on the merger. Per court order, Inuvo responded to the preliminary injunction on March 1, 2019. Plaintiff Spagnolo replied on March 8, 2019. Following the filing of our amended S-4 Registration Statement on March 15, 2019, Plaintiff Spagnolo withdrew his motion for preliminary injunction. The next day, the court dismissed the Spagnolo action as moot and set a deadline of April 11, 2019, for Plaintiff Spagnolo to make an application for attorneys’ fees and expenses. On March 25, 2019, Plaintiff Spagnolo filed a motion for an award of attorneys’ fees and expenses. Inuvo’s opposition was filed on April 23, 2019. Plaintiff Spagnolo’s reply was filed May 9, 2019.

In the Akerman action, following the filing of our amended S-4 Registration Statement on March 15, 2019, Plaintiff Akerman filed a stipulation of dismissal, dismissing the entire action, except with respect to a fee and expense request. No deadline has been set for Plaintiff Akerman to file a fee and expense request.

On January 4, 2019 and January 8, 2019, respectively, two more purported stockholders of Inuvo, Adam Franchi and Les Thomas, commenced substantially similar putative class action lawsuits under Nevada state law, captioned Franchi v. Inuvo, Inc. et al., No. A-19-787021-C and Thomas v. Inuvo, Inc. et al., No. T19-57, in the District Court of the State of Nevada in the County of Clark. These complaints name Inuvo and the members of Inuvo’s board of directors as defendants. The Franchi action also names ConversionPoint and various entities created to effect the merger as defendants. Both complaints assert breach of fiduciary duties claims arising from the adequacy of the disclosures relating to the merger transactions made in a joint consent solicitation statement/ prospectus, and both complaints seek an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated and an award of attorneys’ fees.

Inuvo and ConversionPoint believe the claims asserted in the Franchi and Thomas lawsuits are similarly without merit. We believe the allegations in the lawsuits have been mooted by the filing of our amended S-4 Registration Statement on March 15, 2019. ConversionPoint and Inuvo intend to vigorously contest any continued litigation, and any fee petitions brought by Plaintiffs’ counsel. On January 25, 2018, the Thomas plaintiff filed a preliminary injunction seeking to enjoin the merger. A hearing on the preliminary injunction was held on March 18, 2019. The Franchi and Thomas complaints seek, among other relief, an injunction preventing the parties from consummating the merger transactions, damages in the event the merger transactions are consummated and an award of attorneys’ fees. Inuvo and ConversionPoint believe the claims asserted in the lawsuits are without merit. On February 5 and 14, 2019, Inuvo filed motions to dismiss, or in the alternative to stay, the Franchi and Thomas actions, respectively, pending the resolution of the first-filed D’Arcy action. A hearing on the Franchi motion is yet to be scheduled. Following the filing of our amended S-4 Registration Statement on March 15, 2019, Plaintiff Thomas filed a stipulation of dismissal, dismissing the action, but requesting the court maintain jurisdiction to determine Plaintiff’s mootness fee claim. On April 12, 2019, counsel for Plaintiff Thomas filed a motion for attorneys’ fees and expenses. Inuvo filed its brief in opposition on May 3, 2019. Plaintiff Thomas’s reply is due no later than May 17, 2019. The Thomas court has set the matter for hearing without argument on May 24, 2019. On April 11, 2019, Plaintiff Franchi filed a notice of voluntary dismissal.

ITEM 1A. RISK FACTORS.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019 subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the first quarter of 2019, Yahoo! accounted for 73.6% and Google accounted for 11.7% of our revenues, respectively, and during the same period in 2018, 70.5% and 9.5%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. our original lender, expired in October 2018. Effective October 11, 2018, we entered into a new agreement with Western Alliance Bank which superseded the expiring facility. The new agreement may be terminated by either party at any time and has a sub-limit provision that expired on April 30, 2019. On April 30, 2019, Western Alliance Bank agreed to extend the $2.5 million sub-limit provision of uninvoiced eligible receivables until May 31, 2019. While we believe we will be able to renew with substantially similar terms and conditions, there are no assurances that we will be able to renew. In that event, our liquidity in future periods would be materially adversely impacted. In addition, the credit facility contains a number of covenants that requires us to, among other things:

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

None, except as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None, except as previously reported.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Business Financing Modification Agreement, dated April 30, 2019, the Second Amendment to Amended and Restated Business Financing Agreement dated October 11, 2018, with Western Alliance Bank	8-K	5/6/19	10.1
10.2	Form of Securities Purchase Agreement dated March 1, 2019	8-K	3/5/19	10.1
10.3	Form of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Note due September 1, 2020	8-K	3/5/19	10.2
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

Inuvo, Inc.

May 15, 2019	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 15, 2019	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer