Form 10-Q/A
period 2019-03-31
Inuvo, Inc.
filed 2019-06-19
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 previously filed on May 15, 2019 (the “Original Filing”). We are filing this Form 10-Q/A to correct an inadvertent scrivener’s error in Note 8 - Convertible Promissory Note. The Company incorrectly stated that after the quarter ended certain convertible notes were converted into 1,333,333 unregistered shares of Inuvo’s common stock, when in fact the correct statement was that certain convertible notes, subject to certain conditions, are currently convertible into 1,333,333 unregistered shares of Inuvo common stock. This scrivener’s error had no impact on the consolidated financial statements contained in the Original Filing and no other changes have been made to the Original Form 10-Q. This Form 10-Q/A speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing, and does not modify or update in any way any other disclosures made in the Original Filing. This Form 10-Q/A also includes current dated certifications by the Company’s Chief Executive Officer and Chief Financial Officer as Exhibit 32.1 and 32.2, respectively, hereto.

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

Note 8 - Convertible Promissory Note

On March 1, 2019, Inuvo, Inc., a Nevada corporation (“Inuvo” or the “Company”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with three accredited investors (the “Purchasers”) for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the “Notes”) to fund working capital and additional expenses resulting from the delay in closing associated with the government shut down. The initial conversion price of the Notes is $1.08 per share which would make them convertible into 1,333,333 unregistered shares of Inuvo common stock upon conversion. The Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. Inuvo entered into the Securities Purchase Agreement with the Purchasers for the purchase and sale of the Notes in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Notes and Inuvo utilized the proceeds for working capital. The conversion portion of the Notes was analyzed for derivative accounting and a liability of $333,333 was recorded for the fair value of the derivative.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None, except as previously reported.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Business Financing Modification Agreement, dated April 30, 2019, the Second Amendment to Amended and Restated Business Financing Agreement dated October 11, 2018, with Western Alliance Bank	8-K	5/6/19	10.1
10.2	Form of Securities Purchase Agreement dated March 1, 2019	8-K	3/5/19	10.1
10.3	Form of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Note due September 1, 2020	8-K	3/5/19	10.2
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	10-Q	5/15/2019	31.1
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer	10-Q	5/15/2019	31.2
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document	10-Q	5/15/2019	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	5/15/2019	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	5/15/2019	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	5/15/2019	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	5/15/2019	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	5/15/2019	101.PRE
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	5/15/2019	101.PRE

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

Inuvo, Inc.

June 19, 2019	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

June 19, 2019	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer