Form 10-Q
period 2019-06-30
Inuvo, Inc.
filed 2019-08-14
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 9, 2019
Common Stock	48,500,689

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•	our history of losses, declining revenues and working capital deficit;

•	our ability to continue as a going concern;

•	our reliance on revenues from a limited number of customers;

•	complying with the covenants and restrictions contained in our grant agreement with the State of Arkansas;

•	seasonality of our business which impacts our financial results and cash availability;

•	dependence on our supply partners;

•	our ability to acquire traffic in a profitable manner;

•	failure to keep pace with technology changes;

•	impact of possible interruption in our network infrastructure;

•	dependence on our key personnel;

•	regulatory and legal uncertainties;

•	failure to comply with privacy and data security laws and regulations;

•	third party infringement claims;

•	publishers who could fabricate fraudulent clicks;

•	a downturn in the global economy which could adversely impact our access to credit and ability to raise capital;

•	the impact of quarterly results on our stock price;

•	historic difficulties in meeting financial covenants in our credit agreement; and

•	dilution to our stockholders upon the exercise of outstanding stock options and restricted stock unit grants.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "second quarter 2019" means for the three months ended June 30, 2019, "second quarter 2018" means for the three months ended June 30, 2018, “2018” means the fiscal year ended December 31, 2018 and "2019" means the fiscal year ending December 31, 2019. The information which appears on our corporate web site at www.inuvo.com is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash	$995,467	$228,956
Accounts receivable, net of allowance for doubtful accounts of $100,000 and$63,727, respectively.	5,051,690	6,711,595
Prepaid expenses and other current assets	227,674	271,466
Total current assets	6,274,831	7,212,017
Property and equipment, net	1,568,505	2,123,672
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	8,766,429	9,441,681
Right of use assets - operating lease	969,076	—
Right of use assets - finance lease	176,774	—
Other assets	35,170	35,170
Total other assets	19,800,791	19,330,193
Total assets	$27,644,127	$28,665,882

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,525,024	$9,499,541
Notes payable	250,000	250,000
Accrued expenses and other current liabilities	3,035,817	2,489,834
Financed receivables	2,856,428	1,859,853
Total current liabilities	15,667,269	14,099,228

Long-term liabilities
Deferred tax liability	2,339,832	2,339,832
Convertible promissory notes	2,253,333	1,000,000
Lease liability - operating lease	536,108	—
Lease liability - finance lease	118	—
Other long-term liabilities	93,390	193,007
Total long-term liabilities	5,222,781	3,532,839

Stockholders’ equity
Preferred stock, $.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $.001 par value:
Authorized shares 60,000,000; issued shares 32,991,061 and 32,757,817, respectively; outstanding shares 32,614,534 and 32,381,290, respectively	32,992	32,759
Additional paid-in capital	139,004,924	138,867,509
Accumulated deficit	(130,887,280)	(126,469,894)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	6,754,077	11,033,815
Total liabilities and stockholders' equity	$27,644,127	$28,665,882

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$14,047,907	$19,004,851	$29,512,476	$39,508,836
Cost of revenue	5,674,360	6,991,304	12,354,988	15,769,898
Gross profit	8,373,547	12,013,547	17,157,488	23,738,938
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	6,528,336	8,446,163	13,072,345	16,740,457
Compensation	1,735,489	2,323,654	3,544,045	4,943,169
Selling, general and administrative	2,213,507	1,982,851	4,590,568	4,109,213
Total operating expenses	10,477,332	12,752,668	21,206,958	25,792,839
Operating loss	(2,103,785)	(739,121)	(4,049,470)	(2,053,901)
Interest income (expense), net	148,792	(94,556)	(367,916)	(195,445)
Loss before taxes	(1,954,993)	(833,677)	(4,417,386)	(2,249,346)
Income tax benefit	—	980	—	8,625
Net loss	(1,954,993)	(832,697)	(4,417,386)	(2,240,721)

Per common share data
Basic and diluted:
Net loss	$(0.06)	$(0.03)	$(0.14)	$(0.08)

Weighted average shares
Basic	32,570,866	30,614,207	32,484,878	29,634,023
Diluted	32,570,866	30,614,207	32,484,878	29,634,023

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(4,417,386)	$(2,240,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of tax liability	—	—
Depreciation and amortization	1,548,678	1,577,060
Depreciation-ROU assets	291,676	—
Stock based compensation	146,693	667,797
Provision (recovery) of doubtful accounts	36,273	(10,062)
Amortization of financing fees	27,247	12,800
Change in operating assets and liabilities:
Accounts receivable	1,623,632	3,180,181
Accrued expenses and other liabilities	170,713	72,605
Prepaid expenses and other current assets	41,074	8,216
Accounts payable	25,483	(3,422,114)
Payments made on operating leases	(203,929)	—
Net cash used in operating activities	(709,846)	(154,238)
Investing activities:
Purchases of equipment and capitalized development costs	(581,839)	(941,636)
Net cash used in investing activities	(581,839)	(941,636)
Financing activities:
Proceeds from sale of common stock	—	2,134,162
Net (payments) proceeds on revolving credit line	—	(900,000)
Proceeds from convertible promissory notes	1,200,000	—
Net proceeds from financed receivables	996,575	—
Payments on capital leases	—	(105,586)
Payments on financing leases	(104,805)	—
Prepaid financing fees	(24,529)	—
Net taxes paid on RSU grants exercised	(9,045)	—
Net cash provided by financing activities	2,058,196	1,128,576
Net change – cash	766,511	32,702
Cash, beginning of year	228,956	4,084,686
Cash, end of period	$995,467	$4,117,388
Supplemental information:
Interest paid	$230,900	$183,894
Non cash investing and financing activities:
Adoption of ASC 842	$1,437,526	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
(unaudited)
For the Six Months Ended June 30,

2019
	Common Stock			Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares		Stock
Balance as of December 31, 2018	32,381,290		$32,759	$138,867,509	$(126,469,894)	$(1,396,559)		$11,033,815
Net loss					(2,462,393)			(2,462,393)
Stock-based compensation				96,871				96,871
Stock issued for vested restricted stock awards	186,031		186	(186)				—
Balance as of March 31, 2019	32,567,321		32,945	138,964,194	(128,932,287)	(1,396,559)		8,668,293
Net loss	—		—	—	(1,954,993)	—	—	(1,954,993)
Stock-based compensation	—		—	49,822	—			49,822
Shares withheld for taxes on vest restricted stock	—	—	—	(9,045)	—	—		(9,045)
Stock issued for vested restricted stock awards	47,213		47	(47)	—	—		—
Balance as of June 30, 2019	32,614,534		$32,992	$139,004,924	$(130,887,280)	$(1,396,559)		$6,754,077

2018
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Balance as of December 31, 2017	28,618,454	$28,996	$136,033,967	$(120,579,062)	$(1,396,559)		$14,087,342
Net loss				(1,408,024)			(1,408,024)
Stock-based compensation			377,847				377,847
Stock issued for vested restricted stock awards	178,618	178	(178)				—
Balance as of March 31, 2018	28,797,072	29,174	136,411,636	(121,987,086)	(1,396,559)		13,057,165
Net loss	—	—	—	(832,697)	—	—	(832,697)
Stock-based compensation	—	—	289,950	—			289,950
Stock issued for vested restricted stock awards	40,406	40	(40)	—	—		—
Shares withheld for taxes on vested restricted stock	—	—	(1,702)	—	—		(1,702)
Capital Raise	3,289,000	3,289	2,060,044	—	—		2,063,333
Balance as of June 30, 2018	32,126,478	32,503	138,759,888	(122,819,783)	(1,396,559)		14,576,049

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

There are many barriers to entry to Inuvo’s business that would require proficiency in large scale data center management, software development, data products, analytics, artificial intelligence, integration to the internet of things, or IOT, the relationships required to execute within the IOT and the ability to process tens of billions of transactions dail. Our intellectual property is protected by 15 issued and eight pending patents.

Recent Developments

On June 20, 2019, Inuvo entered into an Agreement and Plan of Merger Termination Agreement (the “Merger Termination Agreement”) with ConversionPoint Technologies Inc., a Delaware corporation (“CPT”), ConversionPoint Holdings, Inc., a Delaware corporation (“Parent”), CPT Merger Sub, Inc., a Delaware corporation, (“CPT Merger Sub”), and CPT Cigar Merger Sub, Inc., a Nevada corporation (“Inuvo Merger Sub”), which, among other things, (1) terminated the Agreement and Plan of Merger, dated November 2, 2018, by and among Inuvo, CPT, Parent, CPT Merger Sub, and Inuvo Merger Sub, as amended (the “Merger Agreement”), pursuant to which Inuvo would have merged with and into Inuvo Merger Sub and become a wholly-owned subsidiary of Parent, and CPT would have merged with and into CPT Merger Sub and become a wholly-owned subsidiary of Parent (the “Mergers”), and (2) terminated each of the Support Agreements that were entered into by certain officers and directors of Inuvo and the parties to the Merger Agreement. The Merger Agreement was terminated as a result of Parent’s inability to fulfill the closing condition of the Mergers that Parent raise $36,000,000 in gross proceeds from an equity, debt, or equity-linked offering of its securities (the “Financing Condition”) and Inuvo is no longer obligated to consummate the Mergers contemplated by the Merger Agreement.

Concurrently with the execution of the Merger Termination Agreement, CPT Investments, LLC, a California limited liability company and an affiliate of CPT (“CPT Investments”), and Inuvo entered into a certain Inuvo Note Termination Agreement (the “Note Termination Agreement”) and agreed to (1) terminate and cancel the 10% Senior Unsecured Subordinated Convertible Promissory Note, dated November 1, 2018, executed by Inuvo in favor of CPT Investments (the “CPTI Note”), which as of June 20, 2019, had $1,063,288 in accrued principal and interest outstanding (the “Outstanding Indebtedness”) by July 20, 2019, (2) effective immediately, terminate all conversion rights under the CPTI Note to convert amounts outstanding into shares of Inuvo’s common stock, (3) terminate the Securities Purchase Agreement, dated November 1, 2018, by and between Inuvo and CPTI (the “Securities Purchase Agreement”), and (4) terminate the Registration Rights Agreement, dated November 1, 2018, by and between Inuvo and CPTI (the “Registration Rights Agreement”).

The Merger Termination Agreement provides that the termination fee of $2,800,000 to be paid to Inuvo (the “Termination Fee”) for failure to fulfill the Financing Condition would be satisfied as follows:

(1)
$1,063,288 of the Termination Fee (the “Indebtedness Satisfaction Amount”) will be deemed satisfied in consideration of the termination and cancellation of the Outstanding Indebtedness pursuant to the CPTI Note Termination Agreement, contingent upon approval by CPT’s senior lenders, Montage Capital II, L.P. and Partners for Growth IV, L.P. (the “Senior Lenders”) of CPT’s issuance of a replacement note to CPT Investments, and if such approval is not received by July 20, 2019, CPT will wire an amount equal to the Indebtedness Satisfaction Amount to Inuvo in immediately available funds on or prior to July 20, 2019;

(2)
$1,611,712 of the Termination Fee (the “ReTargeter Satisfaction Amount”) will be deemed satisfied by either (A) CPT’s transfer of all of the assets related to CPT’s programmatic and RTB advertising solutions business conducted through managed services and a proprietary SaaS solution (the “ReTargeter Business”), free and clear of all liabilities, encumbrances, or liens, to Inuvo (the “ReTargeter Asset Transfer”), or (B) if such transfer is not completed as further described herein, CPT wiring $1,611,712 in immediately available to Inuvo on or prior to December 31, 2019; and

(3)	CPT will pay $125,000 to Inuvo on or before September 15, 2019 to be contributed to the settlement of ongoing litigation with respect to the Mergers (the “Litigation Fee”).

Upon the earliest to occur of (1) the receipt of the consent of the Senior Lenders to the ReTargeter Asset Transfer, which CPT shall use its best efforts to obtain, (2) five days following the total satisfaction of CPT’s indebtedness to the Senior Lenders, or (3) December 31, 2019, CPT and Inuvo shall consummate the ReTargeter Asset Transfer, pursuant to the terms and conditions of a customary asset transfer agreement to be entered into between CPT, its subsidiary holding the ReTargeter Business, and Inuvo. The parties agreed that the consideration paid for the assets of the ReTargeter Business shall be the ReTargeter Satisfaction Amount. Further, CPT shall cause SellPoints, Inc., to exclusively license the ReTargeter domain name to Inuvo prior to the ReTargeter Asset Transfer, pursuant to a separate license agreement to be entered into between Inuvo and SellPoints, Inc.

If CPT pays the Litigation Fee on a timely basis, Inuvo will either (1) pay its obligations under a confidential settlement agreement that it entered into on June 20, 2019 resolving certain outstanding litigation related to the Mergers no later than September 30, 2019, or (2) elect not to pay any amounts to settle outstanding litigation claims and indemnify, defend, and hold harmless CPT and its related entities from and against litigation claims related to the Mergers.

Under the Merger Termination Agreement, CPT and Inuvo agreed to mutually release all claims that each party had against the other, as well as certain affiliated entities of each. Inuvo, however, will be able to pursue any claims against CPT and its affiliates for breaches of the Merger Termination Agreement. The Company did not recognize a gain for any of the termination fee as discussed above as it deemed them not to have met gain recognition under ASC 450. The indebtedness satisfied amount will be realized in July 2019 when the Company received notification from the lender to cancel the note. See Note 15 - Subsequent Event.

Stockholder Meeting
On May 8, 2019, a Special Meeting of Stockholders (the “Special Meeting”) for the purposes of (i) approving and adopting the Merger Agreement; (ii) approving, on a non-binding advisory basis, the compensation that may be paid or become payable to the named executive officers of Inuvo that is based on or otherwise relates to the completion of the transactions contemplated by the Merger Agreement; (iii) approving and adopting an amendment to Inuvo’s articles of incorporation permitting Inuvo to increase the amount of authorized shares of its common stock from 40,000,000 to 60,000,000; and (iv) approving one or more adjournments of the Special Meeting, if necessary, to permit further solicitation of additional proxies in the event there are not sufficient votes present at the Special Meeting in person or by proxy, or at any adjournment or postponement of that Special Meeting, to approve and adopt the Merger Agreement. Stockholders approved the first three items. The fourth item was withdrawn as stockholders approved and adopted the Merger Agreement, as noted above.

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
On June 6, 2019, we entered into the Third Amendment to the Business Financing Modification Agreement (the “Third Amendment”). The Third Amendment provides that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the Amended and Restated Financing Agreement, that: (i) lender has no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000 on Inuvo.

For the six months ended June 30, 2019, our revenues declined 25.3% from the same period in the prior year. The lower revenue in the six-month period of 2019 is principally responsible for our $4.4 million net loss. Of the loss, approximately $1.8 million were the non-cash expenses of depreciation, amortization, and stock-based compensation. Further, we had roughly $887 thousand of Merger related costs within the six-month period ending June 30, 2019. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk to operation without interruption. As described earlier in this report, on November 2, 2018, we entered into the Merger Agreement which we terminated in June 2019 due to the acquirer's inability to fulfill the closing conditions. The termination of the Merger Agreement resulted in a termination fee of $2.8 million that was partially satisfied by the termination and cancellation of the CPTI Note in July 2019.

On November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the Merger. In March 2019, we sold an aggregate of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 in a private placement and received $1,200,000 in proceeds which we are using for working capital. Subsequently, in July 2019 we raised an additional $4.7 million in a public offering of our common stock.There are no assurances we will be successful in our efforts to generate revenues or report profitable operations in which case we would need to find additional sources of credit and make substantial reductions to operating expense. We may have to find additional sources of credit and/or make substantial reductions in our operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

Customer concentration

We generated the majority of our revenue from two customers, Yahoo! and Google as noted below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Yahoo!	69.7%	73.1%	71.8%	71.7%
Google	11.3%	9.0%	11.5%	9.2%
Total	81.0%	82.1%	83.3%	80.9%

As of June 30, 2019, Yahoo! and Google accounted for 62.5% of our gross accounts receivable balance. As of December 31, 2018, the same two customers accounted for 71.1% of our gross accounts receivable balance.

We still source the majority of our revenue through these relationships where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables.

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

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, accrued sales reserve, goodwill and purchased intangible asset valuations, lives of intangible assets, valuation of long-lived assets, deferred income tax asset valuation allowances and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

The below table is the proportion of revenue that is generated through advertisements on our partners sites and owned sites:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Partners	$10,478,313	74.6%	$13,542,270	71.3%	$21,976,771	74.5%	$27,448,202	69.5%
O&O	3,569,594	25.4%	5,462,581	28.7%	7,535,705	25.5%	12,060,634	30.5%
Total	$14,047,907	100.0%	$19,004,851	100.0%	$29,512,476	100.0%	$39,508,836	100.0%

The following table presents our revenue disaggregated by channel:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Mobile	$8,823,577	$12,946,533	$19,370,199	$27,268,202
Desktop	4,935,654	5,693,452	9,530,276	11,657,328
Other	288,676	364,866	612,001	583,306
Total	$14,047,907	$19,004,851	$29,512,476	$39,508,836

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$293,152	$293,152
Equipment	1,004,022	1,527,054
Capitalized internal use and purchased software	9,718,308	9,142,075
Leasehold improvements	421,016	421,016
Subtotal	11,436,498	11,383,297
Less: accumulated depreciation and amortization	(9,867,993)	(9,259,625)
Total	$1,568,505	$2,123,672

During the three and six months ended June 30, 2019, depreciation expense was $431,585 and $873,426, respectively. During the three and six months ended June 30, 2018, depreciation expense was $447,790 and $885,975, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of June 30, 2019:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(3,234,000)	$5,586,000	$220,500
Technology	5 years	3,600,000	(1,740,000)	1,860,000	360,000
Customer list, all other	10 years	1,610,000	(1,180,696)	429,304	80,502
Customer relationships	20 years	570,000	(68,875)	501,125	14,250
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$14,990,000	$(6,223,571)	$8,766,429	$675,252

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2019	$675,252
2020	1,350,504
2021	1,350,504
2022	556,294
2023	469,500
Thereafter	3,974,375
Total	$8,376,429

Note 5 - Bank Debt

The following table summarizes our bank debt as of:

	June 30, 2019	December 31, 2018
Finance receivables - 6.5 percent at June 30, 2019 (prime plus 1 percent) on invoiced receivables; 7.5 percent at June 30, 2019 (prime plus 2 percent) on uninvoiced receivables	$2,856,428	$1,859,853
Total	$2,856,428	$1,859,853

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. On October 11, 2018, we entered into the Amended and Restated Financing Agreement with Western Alliance Bank and superseded the Business Financing Agreement, as amended, entered into on March 1, 2012. The Amended and Restated Financing Agreement may be terminated by either party upon notice to the other party. The material terms of the Amended and Restated Financing Agreement include financing eligible invoiced receivables at an advance rate of 85% and an interest rate of prime plus 1% and a sub-limit of up to $2.5 million of uninvoiced eligible receivables at an advance rate of 75% and an interest rate of prime plus 2%. The sub-limit provision expired at the end of April 2019. The Amended and Restated Financing Agreement includes certain fees; a facility fee of $11,765 due at closing; an annual facility fee of 0.25% of the account balance due beginning on April 20, 2019; a monthly maintenance fee of 0.125% of the ending daily account balance; a $30,000 fee in lieu of a warrant; and $80,000 due upon termination of the agreement or repayment of our obligations under the agreement. The Amended and Restated Financing Agreement is secured by all of our assets. On April 30, 2019, Western Alliance Bank agreed to extend the $2.5 million sub-limit provision of uninvoiced eligible receivables until the earlier of May 31, 2019 or three days after the closing of the Merger.

On June 6, 2019, we entered into the Third Amendment to the Amended and Restated Financing). The Third Amendment provides that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the Amended and Restated Financing Agreement, that: (i) lender has no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000.

Note 6 - Notes Payable

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company used the proceeds from these notes to pay certain costs associated with the Mergers. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note) (see Note 14 - Related Party Transactions).

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2019	December 31, 2018
Accrued marketing costs (TAC)	$1,453,827	$1,509,843
Accrued expenses and other	791,301	461,823
Operating lease liability	433,908	198,769
Financing lease liability	174,815
Accrued payroll and commission liabilities	73,126	200,290
Arkansas grant contingency	50,000	55,000
Accrued sales allowance	50,000	50,000
Accrued taxes	8,840	14,109

Total	$3,035,817	$2,489,834

Note 8 - Convertible Promissory Notes

On March 1, 2019, Inuvo entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with three accredited investors (the “Purchasers”) for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the “Calvary Notes”) to fund working capital and additional expenses resulting from the delay in closing of the Mergers associated with the government shut down. The initial conversion price of the Calvary Notes is $1.08 per share which would make them convertible into 1,333,333 unregistered shares of Inuvo’s common stock upon conversion. The Calvary Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Calvary Notes and Inuvo utilized the proceeds for working capital. The conversion portion of the Notes was analyzed for derivative accounting at March 31, 2019 and a derivative liability of $333,333 was recorded. At June 30, 2019 the fair value of the derivative was determined to be $0 resulting in the reversal of the liability recorded at March 31, 2019.

On November 1, 2018, the Company and CPT Investments entered into a Securities Purchase Agreement for up to $2 million pursuant to which the Company issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the CPTI Note") to CPT Investments which we used for working capital. The CPTI Note, which bore interest at the rate of 10% per annum and the principal and accrued interest was due on November 1, 2021. On June 20, 2019, the Company entered into a Merger Termination Agreement with CPT and its affiliated companies and concurrently entered into a Note Termination Agreement with CPT Investments as partial satisfaction of the termination fee required by the Merger Agreement. CPT Investments agreed to deem the CPTI Note satisfied, contingent upon approval by July 20, 2019 by CPT’s Senior Lenders.

Note 9 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	June 30, 2019	December 31, 2018
Capital leases, less current portion	$—	$80,969
Deferred rent	79,628	98,276
Accrued taxes, less current portion	13,762	13,762
Total	$93,390	$193,007

Note 10 – Income Taxes

We have a deferred tax liability of $2,339,832 as of June 30, 2019 and December 31, 2018, related to intangible assets acquired in March 2012 and February 2017.

We also have a net deferred tax asset of approximately $32,663,706. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of June 30, 2019 and December 31, 2018.

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

Compensation Expense

For the three and six months ended June 30, 2019, we recorded stock-based compensation expense for all equity incentive plans of $49,823 and $146,693, respectively. For the three and six months ended June 30, 2018, we recorded stock-based compensation expense for all equity incentive plans of $289,950 and $667,797. Total compensation cost not yet recognized at June 30, 2019 was $866,528 to be recognized over a weighted-average recognition period of 1.44 years.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP for the three months ended June 30, 2019:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	846,273	41,664	1,412,063	2,300,000
2010 ECP	250,498	542,894	3,635,701	652,925	5,082,018
2005 LTIP (*)	13,748	—	950,085	—	963,833
Total	264,246	1,389,167	4,627,450	2,064,988	8,345,851
(*) Expired June 2015

The following table summarizes the activities of stock option awards under the 2005 LTIP and the 2010 ECP as of June 30, 2019:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	264,246	$2.84	2.7	$2,019
Stock options exercised	—	$—	—	—
Balance as of June 30, 2019	264,246	$2.84	2.7	$2,019
Stock options exercisable as of June 30, 2019	264,246	$2.84	2.7	$2,019

The following table summarizes the activities for our unvested RSUs for the three months ended June 30, 2019:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	1,571,864	$0.79
Granted	112,773	$1.40
Vested	254,782	$0.86
Forfeited	40,688	$0.93
Unvested as of June 30, 2019	1,389,167	$0.83

Note 12 - Earnings per Share

During the three and six periods ended June 30, 2019 and June 30, 2018, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 13 - Leases
The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's June 30, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2019 Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total operating and financed right-of-use assets were approximately $970,000 and $175,000, respectively. The Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expenses and other current liabilities" section of the Consolidated Balance Sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the six months ended June 30, 2019, the Company recognized approximately $309 thousand in total lease costs, which was comprised of $204 thousand in operating lease costs for right-of-use assets and $105 thousand in lease costs related to lease liabilities.
As of June 30, 2019, the Company recorded $88,596 and $203,079 in amortization expense related to the finance and operating leases, respectively.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities are as follows:

Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$219,534
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2019
2019	$240,569
2020	408,262
2021	242,558
2022	163,284
1,054,673
Less imputed interest	(84,657)
Total lease liabilities	$970,016

Information related to the Company's financed lease liabilities are as follows:

Six Months Ended June 30, 2019
Cash paid for finance lease liabilities	$136,539
Weighted-average remaining lease term	1.1 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2019
2019	$99,624
2020	82,405
182,029
Less imputed interest	(7,096)
Total lease liabilities	$174,933

Note 14 - Related Party Transactions

In June 2019, the Company entered into a agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space. The lease is for six-months commencing on July 1, 2019 and cost $60,000 which was prepaid in June 2019. Additionally, for the six months ended June 30, 2018 the Company received $21,000 from First Orion Corp. for providing IT services.

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company used the proceeds from these notes to pay certain costs associated with the Merger. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note) (see Note 6 - Notes Payable).

Note 15 - Subsequent Events

Equity Offering
On July 15, 2019, the Company closed on the underwritten public offering of 13,750,000 shares of common stock at a public offering price of $0.30 per share. The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $3.8 million. On July 17, 2019, the Company issued 2,062,500 shares of common stock to Roth Capital Partners (the “Underwriter”) in connection with the Underwriter fully exercising its over-allotment option at the public offering price of $0.30 per share. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by the Company in the public offering increased to 15,812,500 shares and gross proceeds increased to approximately $4.7 million.

Adjustment to the Conversion Price of Calvary Notes

The initial conversion price of the Calvary Notes of $1.08 per share was adjusted to $0.30 per share on July 15, 2019 to equal the equity offering price. See Note 8.

Termination of 10% Senior Unsecured Subordinated Convertible Promissory Note

On July 23, 2019, the Company received notice that the conditions precedent to effectiveness of the termination of the CPTI Note were met pursuant to the Inuvo Note Termination Agreement, dated June 20, 2019, by and between the Company and CPT Investments, and the CPTI Note has been cancelled and terminated in full and rendered null and void. All past, current, or future obligations under the CPTI Note have been extinguished. See Note 8.

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

Industry Trends

The U.S. digital advertising is expected to grow 19% in 2019 to $129 billion from $108 billion in 2018, with two companies, Facebook and Google capturing nearly 60% of the 2019 digital ad investment, according to eMarketer. In addition, mobile advertising spend is expected to continue to grow from $71 billion in 2018 to $87 billion in 2019, according to eMarketer. Additionally, eMarketer predicts programmatic display advertising spend will be over $59 billion in 2019, growing to $81 billion by 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2018 appearing in our Annual Report on Form 10-K for the year ended December

31, 2018 as filed with the SEC on March 15, 2019. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for sale chargebacks, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, valuation of long-lived assets, deferred income tax asset valuation allowances, contingent liabilities, including the Arkansas grant contingency, and stock compensation. Though actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, in the past such differences have been immaterial. Because our procedures require review of estimates and assumptions throughout the fiscal year, and differences between the estimates and assumptions and the actual results have been minor and immaterial, we have no reason not to believe the accuracy of our estimates and assumptions will continue into future quarters.

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Net Revenue	$14,047,907	$19,004,851	$(4,956,944)	(26.1%)	$29,512,476	$39,508,836	$(9,996,360)	(25.3)%
Cost of Revenue	5,674,360	6,991,304	(1,316,944)	(18.8%)	12,354,988	15,769,898	(3,414,910)	(21.7)%
Gross Profit	$8,373,547	$12,013,547	(3,640,000)	(30.3%)	$17,157,488	$23,738,938	$(6,581,450)	(27.7)%
Net Revenue

Net revenue for the second quarter of 2019 was $14.0 million, 26.1% lower than the same quarter of 2018, and $29.5 million for the first half of 2019. We experienced lower year over year revenue in part due to an announced strategy to reduce focus on the non-strategic publisher side technologies and in part due to reduced monetization from advertising inventory sold to our largest Demand partners that resulted in part from a focus shift associated with the merger, which was terminated in June. Additionally, the prior year revenue associated with these Demand partners, was uncharacteristically high, not following the seasonal pattern the Company typically experiences. We have not seen an appreciable change in monetization for our inventory and we do not know whether monetization will return to former levels.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The decrease in the cost of revenue in the first half of 2019 compared to the same time period in 2018 is due primarily to lower revenue and to the loss of revenue associated with the discontinuation of non-strategic revenue including a proprietary marketing platform discussed in the Net Revenue section.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Marketing costs	$6,528,336	$8,446,163	$(1,917,827)	(22.7%)	$13,072,345	$16,740,457	$(3,668,112)	(21.9)%
Compensation	1,735,489	2,323,654	(588,165)	(25.3%)	3,544,045	4,943,169	$(1,399,124)	(28.3)%
Selling, general and administrative	2,213,507	1,982,851	230,656	11.6%	4,590,568	4,109,213	$481,355	11.7%
Operating expenses	$10,477,332	$12,752,668	$(2,275,336)	(17.8%)	$21,206,958	$25,792,839	$(4,585,881)	(17.8)%

Overall, our operating expenses for the three and six months ended June 30, 2019, decreased 17.8% compared to the same period 2018.

Marketing costs include those expenses required to attract an audience to our owned and operated web properties. Marketing costs decreased 22.7% and 21.9% in the three and six months ended June 30, 2019, respectively, compared to the same period in 2018. The decrease in marketing costs was due to adjusting traffic acquisition campaigns as a result of lower monetization experienced described in the Net Revenue section.

Compensation expense decreased 25.3% and 28.3% in the three and six months ended June 30, 2019, respectively, compared to the same period in 2018. The decrease is due to severances and lower headcount. Our total employment, both full-time and part-time, was 62 at June 30, 2019 compared to 65 at the same time last year.

Selling, general and administrative costs for the three and six-month ended June 30, 2019 increased 11.6% and 11.7%, respectively, over the same time period in 2018. The increase is due to higher professional fees that included $887 thousand in Merger related costs for the first six months of 2019, partially offset by lower IT, travel, investor relations and consulting expenses.

Interest expense, net

Interest expense, net, which represents interest expense on financed receivables, finance leases, notes payable and derivative liability, was $243 thousand lower for the three-months ended June 30, 2019 compared to the same period in 2018 due to the change of the derivative liability associated with the Calvary Notes (See Note 8) fair value reduced to $0. Interest expense, net, was higher for the six-months ended June 30, 2019 compared to the same period in 2018 due to higher interest rates on our financed receivables this year compared to last year.

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

On May 1, 2019, effective April 30, 2019, we entered into the Second Amendment (the “Second Amendment”) to the Amended and Restated Business Agreement. The Second Amendment extended the expiration date with respect to the eligible unbilled receivable sublimit of $2,500,000 to the date that is the earlier to occur of (a) May 31, 2019, or (b) three (3) days after consummation of the Mergers transactions; amended the definition of “Change of Control” to state that any change of control pursuant to the Mergers transactions will be deemed to occur three days after the completion of the Mergers transactions; and imposed an amendment fee of $1,000 on Inuvo.

On June 6, 2019, we entered into the Business Financing Modification Agreement, the Third Amendment (the “Third Amendment”) to the Amended and Restated Financing Agreement. The Third Amendment provides that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the original agreement, that: (i) lender has no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000 on Inuvo.

For the six months ended June 30, 2019, our revenues declined 25.3% from the same period in the prior year. The lower revenue in the six-month period of 2019 is principally responsible for our $4.4 million net loss. Of the loss, approximately $1.8 million were the non-cash expenses of depreciation, amortization, and stock-based compensation. Further, we had roughly $887 thousand of Mergers related costs within the six-month period ending June 30, 2019. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk to operation without interruption. As described earlier in this report, on November 2, 2018, we entered into the Merger Agreement which we terminated in June 2019 due to the acquirer's inability to fulfill the closing conditions. The termination of the Merger Agreement resulted in a termination fee of $2.8 million that was partially satisfied by the termination and cancellation the CPTI Note. On November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, to cover certain costs associated with the Mergers. In March 2019, we sold an aggregate of $1,440,000 Calvary Notes due September 1, 2020 in a private placement and received $1,200,000 in proceeds which we are using for working capital. Subsequently, in July 2019 we raised an additional $4.7 million in a public offering of our common stock. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations in which case we would need to find additional sources of credit and make substantial reductions to operating expense. We may have to find additional sources of credit and/or make substantial reductions in our operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash Flows - Operating

Net cash used in operating activities was $709,846 during the six months ended June 30, 2019. We reported a net loss of $4,417,386, which included non-cash expenses; depreciation and amortization expense of $1,548,678, depreciation expense from right of use assets $291,676 and stock-based compensation expense of $146,693. The change in operating assets and liabilities during the six months ended June 30, 2019 was a provision of cash of $1,656,973 primarily due to an decrease the accounts receivable balance by $1,623,632, an increase of accrued expenses and other current liabilities of $170,713, and an increase in the accounts payable balance by $25,483. The seasonal nature of our business is such that the first half year revenue is typically less than the second half year revenue and therefore, the related accounts receivable balance is lower. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During the comparable period in 2018, cash used in operating activities was $154,238 from a net loss of $2,240,721, which included several non-cash expenses; depreciation and amortization of $1,577,060 and stock-based compensation of $667,797.

Cash Flows - Investing

Net cash used in investing activities was $581,839 and $941,636 for the six months ended June 30, 2019 and June 30, 2018, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $2,058,196 during the six months ended June 30, 2019 primarily from proceeds of the Calvary Notes.

Net cash provided by financing activities was $1,128,576 during the six months ended June 30, 2018 primarily from proceeds of the secondary public offering in May 2018.

Off Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2019, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - Legal Proceedings

On November 2, 2018, Inuvo entered into the Merger Agreement with CPT, Parent, CPT Merger Sub and CPT Cigar Merger Sub, Inc. pursuant to which, among other things, Inuvo would merge with and into Inuvo Merger Sub and become a wholly-owned subsidiary of Parent, and ConversionPoint would merge with and into CPT Merger Sub and become a wholly-owned subsidiary of Parent (collectively, the “Merger Transactions”). On June 20, 2019, the parties to the Merger Agreement terminated the Merger Agreement pursuant to an Agreement and Plan of Merger Termination Agreement. Prior to June 20, 2019, Inuvo and ConversionPoint were subject to litigation (as described below) related to the Merger Transactions.

On December 19, 2018 and December 20, 2018, respectively, Peter D’Arcy and Morris Akerman, both of whom claim to be stockholders of Inuvo, filed separate putative class action lawsuits, captioned D’Arcy v. Inuvo, Inc. et al., No. 1:18-cv-02023-UNA, in the United States District Court for the District of Delaware; and Akerman v. Inuvo, Inc. et al., No. 2:18-cv-02407, in the United States District Court for the District of Nevada. The two lawsuits each named Inuvo and the members of Inuvo’s board of directors as defendants. The D’Arcy action also named ConversionPoint and various entities created to effect the Merger Transaction as defendants.

On December 21, 2018, Domenic Spagnolo, another purported stockholder of Inuvo, filed a substantially similar lawsuit, captioned Spagnolo v. Inuvo, Inc. et al., No. 1:18-cv-12099, in the United States District Court for the Southern District of New York. This lawsuit also challenged the adequacy of disclosure under the same sections of the Exchange Act against Inuvo and its directors.

Each of the foregoing lawsuits sought, among other relief, an injunction preventing the parties from consummating the Merger Transactions, damages in the event the Merger Transactions were consummated, and an award of attorneys’ fees. In the Akerman action, following the filing of Parent’s amended S-4 Registration Statement on March 15, 2019, Plaintiff Akerman filed a stipulation of dismissal, dismissing the entire action, except with respect to a fee and expense request. In the Spagnolo action, the plaintiff withdrew his motion for preliminary injunction following Parent’s filing of its amended S-4 Registration Statement on March 15, 2019 and the court dismissed the Spagnolo action as moot.

On January 4, 2019 and January 8, 2019, respectively, two more purported stockholders of Inuvo, Adam Franchi and Les Thomas, commenced substantially similar putative class action lawsuits under Nevada state law, captioned Franchi v. Inuvo, Inc. et al., No. A-19-787021-C and Thomas v. Inuvo, Inc. et al., No. T19-57, in the District Court of the State of Nevada in the County of Clark. These complaints named Inuvo and the members of Inuvo’s board of directors as defendants. The Franchi action also named ConversionPoint and various entities created to effect the Merger Transactions as defendants. Both complaints sought an injunction preventing the parties from consummating the Merger Transactions, damages in the event the Merger Transactions were consummated and an award of attorneys’ fees. Following the filing of Parent’s amended S-4 Registration Statement on March 15, 2019, Plaintiff Thomas filed a stipulation of dismissal, dismissing the action. On April 11, 2019, Plaintiff Franchi filed a notice of voluntary dismissal.

On June 20, 2019, Inuvo entered into a certain Confidential Settlement Agreement resolving outstanding litigation (including attorneys’ fees claims) against Inuvo and ConversionPoint so long as Inuvo pays a settlement fee by September 30, 2019. Should Inuvo not pay the settlement fee on or before September 30, 2019, the plaintiffs may pursue claims for attorneys’ fees against Inuvo.

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

The failure to complete the Mergers may have continuing adverse effects on our businesses due to uncertainty and cause the market price of our common stock to decline. The Mergers were terminated on June 20, 2019 due to the conditions to the Mergers having not been satisfied. The termination resulted in a decline in market price of our common stock. The restrictions on our operation of our business while the Mergers were pending have impaired our ability to operate our businesses and have prevented us from pursuing attractive business opportunities that arose prior to the termination of the Mergers. Any of these situations resulted in a decline in the market price of our common stock. Also, the uncertainty regarding whether the Merger would be completed and its eventual termination has had an impact on our relationships with our employees, suppliers and partners.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the second quarter of 2019, Yahoo! accounted for 69.7% and Google accounted for 11.3% of our revenues, respectively, and during the same period in 2018, 73.1% and 9.0%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Failure to comply with the covenants and restrictions in our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. our original lender, expired in October 2018. Effective October 11, 2018, we entered into a new agreement with Western Alliance Bank which superseded the expiring facility. The new agreement may be terminated by either party at any time and has a sub-limit provision that expired on April 30, 2019. On April 30, 2019, Western Alliance Bank agreed to extend the $2.5 million sub-limit provision of uninvoiced eligible receivables until May 31, 2019. Thereafter, on June 6, 2019 we entered into the Third Amendment to the Amended and Restated Financing Agreement which provides that (i) the lender has no obligation to finance unbilled receivables but may do so at its discretion, and (ii) the lender may terminate the financing of unbilled receivables upon written notice to us. While we believe we will be able to renew with substantially similar terms and conditions, there are no assurances that we will be able to renew. In that event, our liquidity in future periods would be materially adversely impacted. In addition, the credit facility contains a number of covenants that requires us to, among other things:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In recognition that the market for our products has changed significantly and changes to our strategy and pursuit of corporate development opportunities have impacted the Company’s performance and in furtherance of the Company’s efforts to attract and retain employees, on August 14, 2019 the Nominating, Corporate Governance and Compensation Committee (the “Committee”) of our board of directors adopted several resolutions related to outstanding restricted stock unit (“RSU”) grants under our 2010 Equity Compensation Plan and our 2017 Equity Compensation Plan (collectively the “Plans”) including:  (i) that the performance criteria for 319,198 performance based RSU grants issued under the Plans had been met on June 30, 2019 and that such awards are vested, and (ii) that 1,122,724 outstanding RSU grants issued under the Plans were all classified as service based RSU grants and will vest on the following schedule for each grantee (a) 33 1/3% on August 19, 2019, (b) 33 1/3% on January 1, 2020, and (c) the remaining 33 1/3% on July 1, 2020.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
1.1	Underwriting Agreement dated July 11, 2019 by and between Roth Capital Partners, LLP and Inuvo, Inc.	8-K	7/11/19	1.1
2.1	Agreement and Plan of Merger Termination Agreement dated June 20, 2019 by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc.,CPT Merger Sub, Inc., Inuvo, Inc. and CPT Cigar Merger Sub, Inc.	8-K	6/21/19	2.1
2.2	Inuvo Note Termination Agreement dated June 20, 2019 between CPT Investments, LLC and Inuvo, Inc.	8-K	6/21/19	2.2
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Business Financing Modification Agreement, dated June 6, 2019, the Third Amendment to Amended and Restated Business Financing Agreement dated October 11, 2018, with Western Alliance Bank	8-5	6/12/19	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

August 14, 2019	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 14, 2019	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer