Form 10-Q
period 2019-09-30
Inuvo, Inc.
filed 2019-11-14
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 8, 2019
Common Stock	49,013,375

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•our history of losses, declining revenues and working capital deficit;
•our ability to continue as a going concern;
•our ability to obtain credit from a financial institution;
•our reliance on revenues from a limited number of customers;
•complying with the covenants and restrictions contained in our grant agreement with the State of Arkansas;
•seasonality of our business which impacts our financial results and cash availability;
•dependence on our supply partners;
•our ability to acquire traffic in a profitable manner;
•failure to keep pace with technology changes;
•impact of possible interruption in our network infrastructure;
•dependence on our key personnel;
•regulatory and legal uncertainties;
•failure to comply with privacy and data security laws and regulations;
•third party infringement claims;
•publishers who could fabricate fraudulent clicks;
•a downturn in the global economy which could adversely impact our access to credit and ability to raise capital;
•the impact of quarterly results on our stock price; and
•dilution to our stockholders upon the exercise of outstanding stock options and restricted stock unit grants and the conversion of convertible notes.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission ("SEC") on March 15, 2019, and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "third quarter 2019" means for the three months ended September 30, 2019, "third quarter 2018" means for the three months ended September 30, 2018, “2018” means the fiscal year ended December 31, 2018 and "2019" means the fiscal year ending December 31, 2019. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash	$714,063	$228,956
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $63,727, respectively.	6,078,025	6,711,595
Prepaid expenses and other current assets	251,219	271,466
Total current assets	7,043,307	7,212,017
Property and equipment, net	1,467,110	2,123,672
Other assets
Intangible assets, net of accumulated amortization	11,003,803	9,441,681
Goodwill	9,853,342	9,853,342
Right of use assets - operating lease	864,058	—
Right of use assets - finance lease	132,476	—
Other assets	35,170	35,170
Total other assets	21,888,849	19,330,193
Total assets	$30,399,266	$28,665,882

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,535,436	$9,499,541
Accrued expenses and other current liabilities	4,255,922	2,489,834
Financed receivables	2,427,950	1,859,853
Convertible promissory note	1,238,333	—
Derivative liability	460,800	—
Notes payable	250,000	250,000
Total current liabilities	15,168,441	14,099,228

Long-term liabilities
Deferred tax liability	2,339,832	2,339,832
Convertible promissory note	—	1,000,000
Lease liability - operating lease	440,561	—
Other long-term liabilities	82,914	193,007
Total long-term liabilities	2,863,307	3,532,839

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 60,000,000; issued shares 49,335,746 and 32,757,817, respectively; outstanding shares 48,959,219 and 32,381,290, respectively	49,336	32,759
Additional paid-in capital	143,814,121	138,867,509
Accumulated deficit	(130,099,380)	(126,469,894)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	12,367,518	11,033,815
Total liabilities and stockholders' equity	$30,399,266	$28,665,882

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$13,789,754	$16,806,170	$43,302,230	$56,315,006
Cost of revenue	4,955,508	6,196,057	17,310,496	21,965,955
Gross profit	8,834,246	10,610,113	25,991,734	34,349,051
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	6,940,772	8,285,465	20,013,117	25,025,922
Compensation	2,186,252	1,806,111	5,730,297	6,749,280
Selling, general and administrative	2,081,547	1,859,020	6,672,115	5,968,233
Total operating expenses	11,208,571	11,950,596	32,415,529	37,743,435
Operating loss	(2,374,325)	(1,340,483)	(6,423,795)	(3,394,384)
Interest expense, net	(143,642)	(101,167)	(511,558)	(296,612)
Other income, net	3,305,867	—	3,305,867	—
Income (loss) before taxes	787,900	(1,441,650)	(3,629,486)	(3,690,996)
Income tax benefit	—	—	—	8,625
Net income (loss)	787,900	(1,441,650)	(3,629,486)	(3,682,371)

Per common share data
Basic and diluted:
Net income (loss)	$0.02	$(0.04)	$(0.10)	$(0.12)

Weighted average shares
Basic	46,218,413	32,316,988	37,079,457	30,540,796
Diluted	51,019,631	32,316,988	37,079,457	30,540,796

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(3,629,486)	$(3,682,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on merger termination	(3,766,667)	—
Depreciation and amortization	2,298,964	2,371,958
Depreciation-Right of Use Assets	131,104	—
Stock based compensation	594,630	827,595
Derivative liability	460,800	—
Provision (recovery) of doubtful accounts	61,273	(40,062)
Amortization of financing fees	43,402	19,200
Amortization of OID interest expense	93,333	—
Change in operating assets and liabilities:
Accounts receivable	572,297	5,183,579
Prepaid expenses and other current assets	11,374	74,634
Accrued expenses and other liabilities	1,450,574	(445,857)
Accounts payable	(2,964,105)	(4,592,798)
Net cash used in operating activities	(4,642,507)	(284,122)
Investing activities:
Purchases of equipment and capitalized development costs	(893,104)	(1,300,179)
Net cash used in investing activities	(893,104)	(1,300,179)
Financing activities:
Proceeds from sale of common stock	4,414,126	2,000,583
Net (payments) proceeds on revolving credit line	—	(75,000)
Proceeds from convertible promissory notes	1,200,000	—
Net proceeds from financed receivables	568,097	—
Shareholder Settlement	125,000	—
Payments on capital leases	—	(158,650)
Payments on financing leases	(151,409)	—
Prepaid financing fees	(24,529)	—
Debt issuance cost	(65,000)	—
Net taxes paid on RSU grants exercised	(45,567)	(77,044)
Net cash provided by financing activities	6,020,718	1,689,889
Net change – cash	485,107	105,588
Cash, beginning of year	228,956	4,084,686
Cash, end of period	$714,063	$4,190,274
Supplemental information:
Interest paid	$306,073	$287,374
Non cash investing and financing activities:
Adoption of ASC 842	$1,437,526	$—
ReTargeter Intangible Assets	$2,575,000	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
(unaudited)
For the Nine Months Ended September 30,

2019
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Balance as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(126,469,894)	$(1,396,559)		$11,033,815
Net loss				(2,462,393)			(2,462,393)
Stock-based compensation			96,871				96,871
Stock issued for vested restricted stock awards	186,031	186	(186)				—
Balance as of March 31, 2019	32,567,321	32,945	$138,964,194	$(128,932,287)	$(1,396,559)		$8,668,293
Net loss				(1,954,993)		—	(1,954,993)
Stock-based compensation			49,822				49,822
Shares withheld for taxes on vest restricted stock			(9,045)				(9,045)
Stock issued for vested restricted stock awards	47,213	47	(47)				—
Balance as of June 30, 2019	32,614,534	$32,992	$139,004,924	$(130,887,280)	$(1,396,559)		$6,754,077
Net income				787,900			787,900
Stock-based compensation			447,937				447,937
Shares withheld for taxes on vest restricted stock			(36,522)				(36,522)
Stock issued for vested restricted stock awards	532,185	531	(531)				—
Capital Raise, net	15,812,500	15,813	4,398,313				4,414,126
Balance as of September 30, 2019	48,959,219	$49,336	$143,814,121	$(130,099,380)	$(1,396,559)		$12,367,518

2018
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Balance as of December 31, 2017	28,618,454	$28,996	$136,033,967	$(120,579,062)	$(1,396,559)		$14,087,342
Net loss				(1,408,024)			(1,408,024)
Stock-based compensation			377,847				377,847
Stock issued for vested restricted stock awards	178,744	178	(178)				—
Balance as of March 31, 2018	28,797,198	$29,174	$136,411,636	$(121,987,086)	$(1,396,559)		$13,057,165
Net loss				(832,697)		—	(832,697)
Stock-based compensation			289,950				289,950
Stock issued for vested restricted stock awards	40,406	40	(40)				—
Shares withheld for taxes on vested restricted stock			(1,702)				(1,702)
Capital Raise, net	3,289,000	3,289	2,060,044				2,063,333
Balance as of June 30, 2018	32,126,604	$32,503	$138,759,888	$(122,819,783)	$(1,396,559)		$14,576,049
Net loss				(1,441,650)			(1,441,650)
Stock-based compensation			159,799				159,799
Stock issued for vested restricted stock awards	307,071	308	(308)				—
Shares withheld for taxes on vested restricted stock			(139,795)				(139,795)
Balance as of September 30, 2018	32,433,675	$32,811	$138,779,584	$(124,261,433)	$(1,396,559)		$13,154,403

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

Recent Developments
Increase in authorized shares of common stock and shares available under our 2017 ECP

On August 21, 2019, our board of directors approved a proposal to amend our articles of incorporation to increase the number of authorized shares of our common stock from 60,000,000 to 100,000,000 in the form of the articles of amendment and was subsequently approved by stockholders on October 4, 2019 at the annual stockholders meeting. At our 2019 annual meeting of stockholders our stockholders also approved an increase of 6,800,000 shares of our common stock in the number of shares which are reserved for grants under our 2017 Equity Compensation Plan (“2017 ECP”).

Equity Offering
On July 15, 2019, the Company closed on the underwritten public offering of 13,750,000 shares of common stock at a public offering price of $0.30 per share.  On July 17, 2019, the Company issued 2,062,500 shares of common stock to Roth Capital Partners (the “Underwriter”) in connection with the Underwriter fully exercising its over-allotment option at the public offering price of $0.30 per share. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by the Company in the public offering increased to 15,812,500 shares and gross proceeds increased to approximately $4.7 million. The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $4.4 million.

Mergers Termination

On June 20, 2019, Inuvo entered into an Agreement and Plan of Merger Termination Agreement (the “Merger Termination Agreement”) with ConversionPoint Technologies Inc., a Delaware corporation (“CPT”), ConversionPoint Holdings, Inc., a Delaware corporation (“Parent”), CPT Merger Sub, Inc., a Delaware corporation, (“CPT Merger Sub”), and CPT Cigar Merger Sub, Inc., a Nevada corporation (“Inuvo Merger Sub”), which, among other things, (1) terminated the Agreement and Plan of Merger, dated November 2, 2018, by and among Inuvo, CPT, Parent, CPT Merger Sub, and Inuvo Merger Sub, as amended (the

“Merger Agreement”), pursuant to which Inuvo would have merged with and into Inuvo Merger Sub and become a wholly-owned subsidiary of Parent, and CPT would have merged with and into CPT Merger Sub and become a wholly-owned subsidiary of Parent (the “Mergers”), and (2) terminated each of the Support Agreements that were entered into by certain officers and directors of Inuvo and the parties to the Merger Agreement. The Merger Agreement was terminated as a result of Parent’s inability to fulfill the closing condition of the Mergers that Parent raise $36,000,000 in gross proceeds from an equity, debt, or equity-linked offering of its securities which no longer obligated Inuvo to consummate the Mergers contemplated by the Merger Agreement.

Concurrently with the execution of the Merger Termination Agreement, CPT Investments, LLC, a California limited liability company and an affiliate of CPT (“CPT Investments”), and Inuvo entered into a certain Inuvo Note Termination Agreement (the “Note Termination Agreement”) and agreed to (1) terminate and cancel the 10% Senior Unsecured Subordinated Convertible Promissory Note, dated November 1, 2018, executed by Inuvo in favor of CPT Investments (the “CPTI Note”), which as of June 20, 2019, had $1,063,288 in accrued principal and interest outstanding (the “Outstanding Indebtedness”) by July 20, 2019, (2) effective immediately, terminate all conversion rights under the CPTI Note to convert amounts outstanding into shares of Inuvo’s common stock, (3) terminate the Securities Purchase Agreement, dated November 1, 2018, by and between Inuvo and CPTI (the “Securities Purchase Agreement”), and (4) terminate the Registration Rights Agreement, dated November 1, 2018, by and between Inuvo and CPTI.

The Merger Termination Agreement provided that the termination fee of $2,800,000 to be paid to Inuvo (the “Termination Fee”) for failure to fulfill the Financing Condition would be satisfied as follows:

(1)  $1,063,288 of the Termination Fee (the “Indebtedness Satisfaction Amount”) was satisfied in consideration of the termination and cancellation of the Outstanding Indebtedness pursuant to the CPTI Note Termination Agreement that was approved by CPT’s senior lenders Montage Capital II, L.P. and Partners for Growth IV, L.P. (the “Senior Lenders”) of CPT’s issuance of a replacement note to CPT Investments that was entered into in July 2019;

(2)  $1,611,712 of the Termination Fee (the “ReTargeter Satisfaction Amount”) was satisfied by CPT transferring all of the assets related to CPT’s programmatic and RTB advertising solutions business conducted through managed services and a proprietary SaaS solution (the “ReTargeter Business”), free and clear of all liabilities, encumbrances, or liens, to Inuvo (the “ReTargeter Asset Transfer”); and

(3)  CPT paid $125,000 to Inuvo on September 15, 2019 to be contributed to the settlement of ongoing litigation with respect to the Mergers (the “Litigation Fee”).

On September 30, 2019, Inuvo paid its obligation of $250,000 under a confidential settlement agreement that it entered into on June 20, 2019 resolving certain outstanding litigation related to the Mergers. Under the Merger Termination Agreement, CPT and Inuvo agreed to mutually release all claims that each party had against the other, as well as certain affiliated entities of each. Inuvo, however, will be able to pursue any claims against CPT and its affiliates for breaches of the Merger Termination Agreement.

An independent valuation of the ReTargeter Business was completed as of September 30, 2019. The enterprise valuation of the ReTargeter Business was determined to be $2.57 million (see Note 4 - Other Intangible Assets and Goodwill).

Special Stockholder Meeting
On May 8, 2019, a Special Meeting of Stockholders (the “Special Meeting”) for the purposes of (i) approving and adopting the Merger Agreement; (ii) approving, on a non-binding advisory basis, the compensation that may be paid or become payable to the named executive officers of Inuvo that is based on or otherwise relates to the completion of the transactions contemplated by the Merger Agreement; (iii) approving and adopting an amendment to Inuvo’s articles of incorporation permitting Inuvo to increase the amount of authorized shares of its common stock from 40,000,000 to 60,000,000; and (iv) approving one or more adjournments of the Special Meeting, if necessary, to permit further solicitation of additional proxies in the event there are not sufficient votes present at the Special Meeting in person or by proxy, or at any adjournment or postponement of that Special Meeting, to approve and adopt the Merger Agreement. Stockholders approved the first three items. The fourth item was withdrawn as stockholders approved and adopted the Merger Agreement, although as noted above, the Mergers were subsequently terminated.

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

For the nine months ended September 30, 2019, our revenues declined 23% from the same period in the prior year. The lower revenue in the nine-month period of 2019 is principally responsible for our $3.6 million net loss. The net loss includes a one-time gain of $3.8 million related for the CPT Merger Termination fee, partially offset by $460,800 expense due to the derivative liability (see Note 8). Of the loss, approximately $2.9 million were the non-cash expenses of depreciation, amortization, and stock-based compensation. Further, we had roughly $1 million of Merger related costs within the nine-month period ending September 30, 2019. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability, assuming that the lender will continue to finance unbilled receivables of which there are no assurances, and negative cash flows generated from operating activities introduces potential risk to operation without interruption. As described earlier in this report, on November 2, 2018, we entered into the Merger Agreement which we terminated in June 2019 due to the acquirer's inability to fulfill the closing conditions. The termination of the Merger Agreement resulted in a termination fee of $2.8 million that was partially satisfied by the termination and cancellation of the CPTI Note Of approximately $1.1 million in July 2019.

On November 2, 2018, four directors of the Company lent us $62,500 each, for an aggregate of $250,000, under the terms of 10% Promissory Notes, to cover certain costs associated with the Mergers. The Promissory Notes and related interest were due and satisfied on November 1, 2019. In March 2019, we sold an aggregate of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 in a private placement and received $1,200,000 in proceeds which were used for working capital. Subsequently, in July 2019, we raised an additional $4.4 million net in a public offering of our common stock after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations in which case we would need to find additional sources of credit and make substantial reductions to operating expense. We may have to find additional sources of credit and/or make substantial reductions in our operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

Customer concentration

We generated the majority of our revenue from two customers, Yahoo! and Google as noted below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Yahoo!	59.9%	75.6%	68.0%	72.9%
Google	14.1%	8.5%	12.4%	9.0%
Total	74.0%	84.1%	80.4%	81.9%

As of September 30, 2019, Yahoo! and Google accounted for 62.5% of our gross accounts receivable balance. As of December 31, 2018, the same two customers accounted for 71.1% of our gross accounts receivable balance.

We still source the majority of our revenue through these relationships where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables. As our IntentKey business continues to grow and become a larger proportion of our overall revenue, the percentage of Yahoo! and Google revenue to the total revenue is expected to decrease.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2018, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 15, 2019.

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, accrued sales reserve, goodwill and purchased intangible asset valuations, lives of intangible assets, valuation of long-lived assets, derivative liability and stock compensation. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

The below table is the proportion of revenue that is generated through advertisements on our partners sites and owned and operated ("O&O") sites:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Partners	$8,713,358	63.2%	$7,566,559	45.0%	$30,573,852	70.6%	$28,001,296	49.7%
O&O	5,076,396	36.8%	9,239,611	55.0%	12,728,378	29.4%	28,313,710	50.3%
Total	$13,789,754	100.0%	$16,806,170	100.0%	$43,302,230	100.0%	$56,315,006	100.0%

The following table presents our revenue disaggregated by channel:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Mobile	$8,032,115	$12,532,579	$27,402,314	$39,800,781
Desktop	5,532,455	4,014,356	15,062,731	15,671,684
Other	225,184	259,235	837,185	842,541
Total	$13,789,754	$16,806,170	$43,302,230	$56,315,006

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$293,152	$293,152
Equipment	1,013,792	1,527,054
Capitalized internal use and purchased software	10,019,804	9,142,075
Leasehold improvements	421,016	421,016
Subtotal	11,747,764	11,383,297
Less: accumulated depreciation and amortization	(10,280,654)	(9,259,625)
Total	$1,467,110	$2,123,672

During the three and nine months ended September 30, 2019, depreciation expense was $412,660 and $1,286,086, respectively. During the three and nine months ended September 30, 2018, depreciation expense was $457,272 and $1,343,247, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of September 30, 2019:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(3,344,250)	$5,475,750	$330,750
Technology	5 years	3,600,000	(1,920,000)	1,680,000	540,000
Customer list, ReTargeter (2)	5 years	1,931,250	—	1,931,250	—
Customer list, all other	10 years	1,610,000	(1,220,947)	389,053	120,753
Brand name, ReTargeter (2)	5 years	643,750	—	643,750	—
Customer relationships	20 years	570,000	(76,000)	494,000	21,375
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(6,561,197)	$11,003,803	$1,012,878

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

1.The trade names related to our web properties have an indefinite life, and as such are not amortized.
2.We recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.
Amortization expense over the next five years and thereafter is as follows:

2019	$444,918
2020	1,865,504
2021	1,865,504
2022	1,071,294
2023	984,500
Thereafter	4,382,083
Total	$10,613,803

Note 5 - Bank Debt

The following table summarizes our bank debt as of:

	September 30, 2019	December 31, 2018
Finance receivables - 6.0 percent at September 30, 2019 (prime plus 1 percent) on invoiced receivables; 7.0 percent at September 30, 2019 (prime plus 2 percent) on uninvoiced receivables	$2,427,950	$1,859,853
Total	$2,427,950	$1,859,853

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we use to help satisfy our working capital needs. On October 11, 2018, we entered into the Amended and Restated Financing Agreement with Western Alliance Bank which superseded the Business Financing Agreement, as amended. The Amended and Restated Financing Agreement may be terminated by either party upon notice to the other party. The material terms of the Amended and Restated Financing Agreement include financing eligible invoiced receivables at an advance rate of 85% and an interest rate of prime plus 1% and a sub-limit of up to $2.5 million of uninvoiced eligible receivables at an advance rate of 75% and an interest rate of prime plus 2%. The sub-limit provision expired at the end of April 2019. The Amended and Restated Financing Agreement included certain fees; a facility fee of $11,765 due at closing; an annual facility fee of 0.25% of the account balance due beginning on April 20, 2019; a monthly maintenance fee of 0.125% of the ending daily account balance; a $30,000 fee in lieu of a warrant; and $80,000 due upon termination of the agreement or repayment of our obligations under the agreement. The Amended and Restated Financing Agreement is secured by all of our assets. On April 30, 2019, under the terms of the Second Amendment, Western Alliance Bank agreed to extend the $2.5 million sub-limit provision of uninvoiced eligible receivables until the earlier of May 31, 2019 or three days after the closing of the Mergers, among other terms.

On June 6, 2019, we entered into the Third Amendment to the Amended and Restated Financing. The Third Amendment provides that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the Amended and Restated Financing Agreement, that: (i) lender has no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000.

Note 6 - Notes Payable

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company used the proceeds from these notes to pay certain costs associated with the Mergers. The notes are unsecured, bear interest at 10% per annum and the principal and accrued interest is due on November 2, 2019, subject to acceleration upon an Event of Default or Change of Control (as both terms are defined in the note) (see Note 14 - Related Party Transactions). The notes and accrued interest were due and satisfied on November 1, 2019.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2019	December 31, 2018
Accrued marketing costs (TAC)	$2,542,023	$1,509,843
Accrued expenses and other	935,956	461,823
Capital lease	—	198,769
Operating lease liability	424,544	—
Financing lease liability	128,329	—
Accrued payroll and commission liabilities	117,923	200,290
Arkansas grant contingency	50,000	55,000
Accrued sales allowance	50,000	50,000
Accrued taxes	7,147	14,109

Total	$4,255,922	$2,489,834

Note 8 - Convertible Promissory Notes

On March 1, 2019, Inuvo entered into a Securities Purchase Agreement with three accredited investors (the “Purchasers”) for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the “Calvary Notes”) to fund working capital and additional expenses resulting from the delay in closing of the Mergers associated with the government shut down. The initial conversion price of the Calvary Notes is $1.08 per share which would make them convertible into 1,333,333 unregistered shares of Inuvo’s common stock upon conversion. The Calvary Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Calvary Notes and Inuvo utilized the proceeds for working capital. On July 15, 2019, the initial conversion price of the Calvary Notes of $1.08 per share was adjusted to $0.30 per share to equal the equity offering price as discussed in Note 1. At September 30, 2019, the fair value of the derivative was determined to be $460,800 and the expense was recorded to other income, net.

On November 1, 2018, the Company and CPT Investments entered into a Securities Purchase Agreement for up to $2 million pursuant to which the Company issued and sold a $1,000,000 principal amount 10% senior unsecured subordinated convertible promissory note ("the CPTI Note") to CPT Investments which we used for working capital. The CPTI Note, which bore interest at the rate of 10% per annum and the principal and accrued interest was due on November 1, 2021. On June 20, 2019, the Company entered into a Merger Termination Agreement with CPT and its affiliated companies and concurrently entered into a Note Termination Agreement with CPT Investments as partial satisfaction of the termination fee required by the Merger Agreement. On July 23, 2019, the Company received notice that the conditions precedent to effectiveness of the termination of the CPTI Note were met pursuant to the Inuvo Note Termination Agreement, dated June 20, 2019, by and between the Company and CPT Investments, and the CPTI Note has been canceled and terminated in full and rendered null and void. All past, current, or future obligations under the CPTI Note have been extinguished. The termination of the note was recorded to other income, net.

Note 9 – Other Long-Term Liabilities

Other long-term liabilities consist of the following as of:

	September 30, 2019	December 31, 2018
Capital leases, less current portion	$—	$80,969
Deferred rent	69,152	98,276
Accrued taxes, less current portion	13,762	13,762
Total	$82,914	$193,007

Note 10 – Income Taxes

We have a deferred tax liability of $2,339,832 as of September 30, 2019 and December 31, 2018, related to intangible assets acquired in March 2012 and February 2017.

We also have a net deferred tax asset of approximately $32,663,706. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of September 30, 2019 and December 31, 2018.

Note 11 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. Currently, we grant options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”) and the 2017 ECP. Option and RSUs vesting periods are generally up to three years and/or achieving certain financial targets.

On August 14, 2019, the Inuvo Nominating, Corporate Governance and Compensation Committee approved modifications to the outstanding RSU grants under the 2010 and 2017 ECP plans. The modifications include deeming the performance criteria for the performance based RSU grants with a measurement period based on June 30, 2019 as met and vested. In addition, any remaining RSU grants outstanding were modified to vest in three equal parts on August 19, 2019, January 1, 2020 and July 1, 2020 as long as the grantee is employed by Inuvo on the vesting date.

On August 21, 2019 our board of directors adopted, subject to stockholder approval, an amendment to our 2017 ECP to increase in the number of shares reserved for issuance upon grants made under the plan by an additional 6,800,000 shares of our common stock. The stockholders approved the amendment to our 2017 ECP at the annual stockholders meeting on October 4, 2019.

Compensation Expense

For the three and nine months ended September 30, 2019, we recorded stock-based compensation expense for all equity incentive plans of $447,937 and $594,630, respectively. For the three and nine months ended September 30, 2018, we recorded stock-based compensation expense for all equity incentive plans of $159,799 and $827,595. Total compensation cost not yet recognized at September 30, 2019 was $409,899 to be recognized over a weighted-average recognition period of 1.0 years.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP for the three months ended September 30, 2019:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	433,615	511,544	1,354,841	2,300,000
2010 ECP	14,498	229,004	3,855,091	983,425	5,082,018
2005 LTIP (*)	3,750	—	960,083	—	963,833
Total	18,248	662,619	5,326,718	2,338,266	8,345,851
(*) Expired June 2015

The following table summarizes the activities of stock option awards under the 2005 LTIP and the 2010 ECP as of September 30, 2019:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	264,246	$2.84	2.7	$2,019
Stock options canceled	245,998	$2.92	—	—
Balance as of September 30, 2019	18,248	$1.74	1.8	$2,019
Stock options exercisable as of September 30, 2019	18,248	$1.74	1.8	$2,019

The following table summarizes the activities for our unvested RSUs for the three months ended September 30, 2019:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	1,571,864	$0.79
Granted	1,155,097	$0.33
Vested	944,052	$0.58
Forfeited	1,120,290	$0.83
Unvested as of September 30, 2019	662,619	$0.21

Note 12 - Earnings per Share

During the three month period ended September 30, 2019, we generated net income from continuing operations. Accordingly, some of our outstanding restricted stock awards have a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three month period ending September 30, 2019.

For the three months ended
September 30, 2019
Weighted Average Shares Outstanding for basic EPS	46,218,413
Effect of dilutive securities:
Options	—
Restricted Stock Units	4,801,218
Weighted Average Shares Outstanding for diluted EPS	51,019,631

In addition, all of the of outstanding options are potentially dilutive with a weighted average exercise price of $1.74 for the three months ended September 30, 2019. We have 415,528 outstanding restricted stock units with a weighted average exercise price of $.33 that are potentially dilutive.

During the nine month period ended September 30, 2019 and the three and nine month periods ending September 30, 2018, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 13 - Leases
The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's September 30, 2019 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's September 30, 2019, consolidated balance sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total operating and financed right-of-use assets were $864,058 and $132,476, respectively. The Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expenses and other current liabilities" section of the consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the nine months ended September 30, 2019, the Company recognized approximately $460 thousand in total lease costs, which was comprised of $309 thousand in operating lease costs for right-of-use assets and $151 thousand in lease costs related to lease liabilities.
As of September 30, 2019, the Company recorded $131,104 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for operating lease liabilities	$316,416
Weighted-average remaining lease term	2.3 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2019
2019	$121,041
2020	408,262
2021	242,558
2022	163,284
935,145
Less imputed interest	(70,040)
Total lease liabilities	$865,105

Information related to the Company's financed lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for finance lease liabilities	$223,471
Weighted-average remaining lease term	1.0 year
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2019
2019	$49,812
2020	82,405
132,217
Less imputed interest	(3,888)
Total lease liabilities	$128,329

Note 14 - Related Party Transactions

In June 2019, the Company entered into a agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space. The lease is for six-months commencing on July 1, 2019 and cost $60,000 which was prepaid in June 2019. Additionally, for the three and nine months ended September 30, 2018 the Company received $10,500 and $31,500, respectively, from First Orion Corp. for providing IT services.

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

Note 15 - Subsequent Events

Following approval by our stockholders at our 2019 annual meeting, on October 31, 2019, we filed Articles of Amendment to our Articles of Incorporation increasing the number of authorized shares of our common stock to 100,000,000 shares.

On November 11, 2019 we entered into Note Modification and Release Agreements with the holders of $1,080,000 principal amount of the Calvary Notes. Under the terms of the Note Modification and Release Agreement, the parties agreed that in consideration of such noteholder’s agreement to convert a minimum of 50% of the outstanding amount of the note (the “First Conversion Amount”) that the conversion price for the First Conversion Amount would be $0.265 per share and that the conversion price for any remaining amount due under the note would be $0.30 per share, subject to future adjustment under the terms of the note including dilutive issuances at price below $0.30 per share. The agreement contains mutual general releases. These holders converted an aggregate of $765,000 due under the Calvary Notes into 2,886,792 shares of our common stock. Following these conversions, there are $315,000 principal amount due under one note which is subject to the terms of the Note Modification and Release Agreement. The third note holder, who holds a $360,000 principal amount note, did not execute a Note Modification and Release Agreement.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2018 appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 15, 2019. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for sale chargebacks, allowances for doubtful accounts, goodwill and purchased intangible asset valuations, lives of intangible assets, valuation of long-lived assets, contingent liabilities, derivative liability and stock compensation. Though actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, in the past such differences have been immaterial. Because our procedures require review of estimates and assumptions throughout the fiscal year, and differences between the estimates and assumptions and the actual results have been minor and immaterial, we have no reason not to believe the accuracy of our estimates and assumptions will continue into future quarters.

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Net Revenue	$13,789,754	$16,806,170	$(3,016,416)	(17.9)%	$43,302,230	$56,315,006	$(13,012,776)	(23.1)%
Cost of Revenue	4,955,508	6,196,057	(1,240,549)	(20.0)%	17,310,496	21,965,955	(4,655,459)	(21.2)%
Gross Profit	$8,834,246	$10,610,113	(1,775,867)	(16.7)%	$25,991,734	$34,349,051	$(8,357,317)	(24.3)%

Net Revenue
Net revenue for the third quarter of 2019 was 17.9% lower than the same quarter of 2018, and 23.1% lower for the nine months ended September 30, 2019 from the comparable period in 2018. We experienced lower year over year revenue due primarily to reduced monetization from advertising inventory sold to our largest Demand partners resulting in part from a focus shift associated with the Mergers which was terminated in June 2019. In addition, the previously announced strategy to reduce focus on the non-strategic publisher side technologies resulted in lower revenue this year compared to last year. For the nine months ended September 30, 2019, revenue associated with these publisher technologies was down $2.9 million. Overall revenue from the IntentKey business was approximately $2.6 million, 61.6% higher in the third quarter of 2019 compared to the same period last year, partially offsetting the lower revenue in the ValidClick and alot operations. Following the integration with the AppNexus Platform in the first quarter of 2019, the IntentKey has continued to deliver strong results for clients with a sequential quarterly growth rate in 2019 that is expected to be approximately 30%. We have not seen an appreciable change in monetization for our inventory in our ValidClick and alot operations and we do not know whether monetization will return to former levels.

Cost of Revenue
Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The decrease in the cost of revenue in the three and nine months ended September 30, 2019 compared to the same time periods in 2018 is due primarily to lower revenue.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Marketing costs	$6,940,772	$8,285,465	$(1,344,693)	(16.2%)	$20,013,117	$25,025,922	$(5,012,805)	(20.0)%
Compensation	2,186,252	1,806,111	380,141	21.0%	5,730,297	6,749,280	$(1,018,983)	(15.1)%
Selling, general and administrative	2,081,547	1,859,020	222,527	12.0%	6,672,115	5,968,233	$703,882	11.8%
Operating expenses	$11,208,571	$11,950,596	$(742,025)	(6.2%)	$32,415,529	$37,743,435	$(5,327,906)	(14.1)%

Overall, our operating expenses for the nine months ended September 30, 2019, decreased 14.1% compared to the same period 2018.

Marketing costs include those expenses required to attract an audience to our owned and operated web properties. Marketing costs decreased 16.2% and 20.0% in the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018. The decrease in marketing costs was due to adjusting traffic acquisition campaigns as a result of lower monetization experienced described in the Net Revenue section.

Compensation expense increased 21.0% in the three months ended September 30, 2019 and decreased 15.1% in the nine months ended September 30, 2019 compared to the same period in 2018. The reason for the higher expense this year in spite of a lower payroll is due to the modification of RSU grants described in Note 11 - Stock-Based Compensation and the reversal of incentive plan expense in the prior year. Our total employment, both full-time and part-time, was 58 at September 30, 2019 compared to 65 at the same time last year.

Selling, general and administrative costs for the three and nine months ended September 30, 2019 increased 12.0% and 11.8% respectively, over the same time periods in 2018. The increase in the third quarter this year is primarily due to expenses associated with the equity raise and the legal settlement (see Note 1). The increase in the nine month period this year is primarily due to the Merger related costs of $1 million.

Interest expense, net

Interest expense, net, which represents interest expense on financed receivables, finance leases and notes payable was $42 thousand and $215 thousand higher for the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018. The higher expense is due primarily to higher interest rates on our financed receivables this year compared to last year.

Other income, net

Other income, net, was $3.3 million for the three and nine months ended September 30, 2019 and represents the one-time gain recognized for the CPT Merger Termination fee and the one time excess fair value over assets received from ReTargeter, offset by $460,800 in expense from the derivative liability associated with the Calvary Notes(see Note 8).

Liquidity and Capital Resources

The change in operating assets and liabilities during the nine months ended September 30, 2019 was a use of cash of $929,860 primarily due to an decrease the accounts receivable balance by $572,297, an increase of accrued expenses and other current liabilities of $1,450,574, offset by a decrease in the accounts payable balance by $2,964,105. The seasonal nature of our business is such that the first half year revenue is typically less than the second half year revenue and therefore, the related accounts receivable balance is lower. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

Our principal sources of liquidity are our borrowings under our credit facility, the Amended and Restated Financing Agreement with Western Alliance Bank (see Note 5), the sale of our common stock and borrowings from non-bank financial institutions. Our net working capital was negative $8.1 million as of September 30, 2019 compared to negative $6.9 million as of December 31, 2018. The lower net working capital is primarily due to a $3.6 million net loss for the nine months ended September 30, 2019, which is net of certain one-time gains of approximately $3.3 million, and which included approximately $1 million of expense associated with the failed Mergers (see Note 1).

For the nine months ended September 30, 2019, our revenues declined 23% from the same period in the prior year. We reported losses from operations of approximately $2.37 million and approximately $6.23 million, respectively, for the three and nine months ended September 30, 2019. In addition to the $1 million Mergers costs described above, the lower revenue in the nine-month period of 2019 is principally responsible for our losses. Of the net loss after the one time gains described above for the nine months ended September 30, 2019, approximately $2.9 million were the non-cash expenses of depreciation, amortization, and stock-based compensation. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk to operation without interruption.

We have pooled our resources behind a plan to grow its AI technology, the IntentKey where we have a technology advantage and higher margins. The plan expects to return to a positive cash flow by the second half of 2020. However, there is no assurance that we will be able to achieve this objective. We use the Financing Agreement discussed above to partially fund operations. However, if we continue to experience losses, we may be unable to borrow funds under this agreement.

Though we believe current operating cash flows and the credit facility will be sufficient to sustain operations into at least the third quarter of 2020, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions. There is no assurance that we will be successful in obtaining funding to continue operations.

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(4,643)	$(284)
Net cash used in investing activities	(893)	(1,300)
Net cash used in financing activities	6,021	1,690

Cash Flows - Operating

Net cash used in operating activities was $4,642,507 during the nine months ended September 30, 2019. We reported a net loss of $3,629,486, which included non-cash expenses; gain on merger termination fee of $3,766,667, partially offset by depreciation and amortization expense of $2,298,964, depreciation expense from right of use assets $131,104, stock-based compensation expense of $594,630 and a derivative liability of $460,800. The change in operating assets and liabilities during the nine months ended September 30, 2019 was a use of cash of $929,860 primarily due to an decrease the accounts receivable balance by $572,297, an increase of accrued expenses and other current liabilities of $1,450,574, offset by a decrease in the accounts payable balance by $2,964,105.
During the comparable period in 2018, cash used in operating activities was $284,122 from a net loss of $3,682,371, which included several non-cash expenses; depreciation and amortization of $2,371,958 and stock-based compensation of $827,595.

Cash Flows - Investing

Net cash used in investing activities was $893,104 and $1,300,179 for the nine months ended September 30, 2019 and September 30, 2018, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $6,020,718 during the nine months ended September 30, 2019 primarily from proceeds from the sale of common stock and the Convertible Promissory Notes.

Net cash provided by financing activities was $1,689,889 during the nine months ended September 30, 2018 primarily from proceeds of the secondary public offering in May 2018.

Off Balance Sheet Arrangements

As of September 30, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2019, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we did maintain disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

On August 14, 2019, the Nominating, Corporate Governance and Compensation Committee of our board of directors approved modifications to the outstanding RSU grants under the 2010 ECP and 2017 ECP plans. The modifications included deeming the performance criteria for the performance based RSU grants with a measurement period based on June 30, 2019 as met and vested. In addition, any remaining RSU grants outstanding were modified to vest in three equal parts on August 19, 2019, January 1, 2020 and July 1, 2020 as long as the grantee is employed by our company on the vesting date. During the initial preparation of our unaudited consolidated financial statements the calculation and recording of stock compensation was not completed in accordance with ASC 718-30-35 with respect to the modification of share-based payments, which such error was corrected prior to the filing of this report. This failure to initially properly account for the modification of the stock awards was a material weakness in our disclosure controls. Subsequent to September 30, 2019, we have undertaken certain remedial actions to ensure that any future modification of the options or other awards are properly accounted for in accordance with ASC 718-30-55.

Based on their evaluation as of September 30, 2019, the company's Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were not effective because the material weakness in our internal control over financial reporting described above. Notwithstanding the material weakness in our internal control over financial reporting as of September 30, 2019, management has concluded that the consolidated financial statements included in the Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2019 and January 8, 2019, respectively, two more purported stockholders of Inuvo, Adam Franchi and Les Thomas, commenced substantially similar putative class action lawsuits under Nevada state law, captioned Franchi v. Inuvo, Inc. et al., No. A-19-787021-C and Thomas v. Inuvo, Inc. et al., No. T19-57, in the District Court of the State of Nevada in the County of Clark. These complaints named Inuvo and the members of Inuvo’s board of directors as defendants. The Franchi action also named ConversionPoint and various entities created to effect the Merger Transactions as defendants. Both complaints sought an injunction preventing the parties from consummating the Merger Transactions, damages in the event the Merger Transactions were consummated and an award of attorneys’ fees. Following the filing of Parent’s amended S-4 Registration Statement on March 15, 2019, Plaintiff Thomas filed a stipulation of dismissal, dismissing the action. On April 11, 2019, Plaintiff Franchi filed a notice of voluntary dismissal and, as of date, has never made any claim for fees and expenses.

On June 20, 2019, Inuvo entered into a certain Confidential Settlement Agreement resolving the D’Arcy, Ackerman, Spagnolo, and Thomascases (including attorneys’ fees claims) against Inuvo and ConversionPoint so long as Inuvo pays a settlement fee by September 30, 2019. On or about September 30, 2019, the settlement fee was paid. These cases are now dismissed with prejudice.

ITEM 1A. RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 15, 2019, and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the third quarter of 2019, Yahoo! accounted for 59.9% and Google accounted for 14.1% of our revenues, respectively, and during the same period in 2018, 75.6% and 8.5%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

Ability to maintain our credit facility could impact our ability to access capital as needed. We have a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. our original lender, expired in October 2018. Effective October 11, 2018, we entered into a new agreement with Western Alliance Bank which superseded the expiring facility. The new agreement may be terminated by either party at any time and has a sub-limit provision that expired on April 30, 2019. On April 30, 2019, Western Alliance Bank agreed to extend the $2.5 million sub-limit provision of uninvoiced eligible receivables until May 31, 2019. Thereafter, on June 6, 2019 we entered into the Third Amendment to the Amended and Restated Financing Agreement which provides that (i) the lender has no obligation to finance unbilled receivables but may do so at its discretion, and (ii) the lender may terminate the financing of unbilled receivables upon written notice to us. There are no assurances that we will be able to renew or find a suitable alternative. In that event, our liquidity in future periods would be materially adversely impacted.

In the event we are unable to renew the Western Alliance Bank facility or find a suitable alternative, Western Alliance Bank could declare all borrowings outstanding, if any, to be due and payable. If this occurs and we have outstanding obligations and are not able to repay, Western Alliance Bank could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 11, 2019 we issued an aggregate of 2,886,792 shares of our common stock to two accredited investors upon the conversion of $765,000 principal amount of Calvary Notes at a conversion price of $0.265 per share. The issuance of these shares are exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Following approval by our stockholders at our 2019 annual meeting, on October 31, 2019, we filed Articles of Amendment to our Articles of Incorporation increasing the number of authorized shares of our common stock to 100,000,00 shares. A copy of the amendment is filed as Exhibit 3(i).7 to this report.
On November 11, 2019 we entered into Note Modification and Release Agreements with the holders of $1,080,000 principal amount of the Calvary Notes, the terms of which such notes are described in Note 8 of the Notes to Consolidated Financial Statements (unaudited) appearing earlier in this report. Under the terms of the Note Modification and Release Agreement, the parties agreed that in consideration of such noteholder’s agreement to convert a minimum of 50% of the outstanding amount of the note (the “First Conversion Amount”) that the conversion price for the First Conversion Amount would be $0.265 per share and that the conversion price for any remaining amount due under the note would be $0.30 per share, subject to future adjustment under the terms of the note including dilutive issuances at price below $0.30 per share. The agreement contains mutual general releases. As set forth in Part II, Item 2 hereof, these holders converted an aggregate of $765,000 due under the Calvary Notes into 2,886,792 shares of our common stock. Following these conversions, there are $315,000 principal amount due under one note which is subject to the terms of the Note Modification and Release Agreement. The third note holder, who holds a $360,000 principal amount note, did not execute a Note Modification and Release Agreement. The foregoing description of the terms of the Note Modification and Release Agreements is qualified in their entirety by reference to the form of agreement which is filed as Exhibit 10.1 to this report.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019				Filed
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Form of Form of Note Modification and Release Agreement Modification and Release Agreement				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 14, 2019	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 14, 2019	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

Exhibit 10.1
FORM OF NOTE MODIFICATIONAND RELEASE AGREEMENT
This NOTE MODIFICATION AND RELEASE AGREEMENT (“Agreement”) effective as of November _____, 2019, is by and between INUVO, INC., a Nevada corporation (“INUV”) and the undersigned holders of those certain Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (individually a “Purchaser” and collectively the “Purchasers”). The word “Parties” shall be deemed to include INUV and each Purchaser acting singly and not jointly.
WHEREAS, INUV issued the Purchasers those certain Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (each a “Note” and collectively the “Notes”) attached hereto as Exhibit A;
WHEREAS, INUV and the Purchasers have disputed the Conversion Price (as defined under the Notes) and desire to reach a full and final compromise on the terms of the Note to effectuate the conversion of such Notes;
NOW THEREFORE, the Purchasers and INUV, in consideration of the promises and covenants contained herein, the sufficiency of which is acknowledged, agree as follows:
1.Recitals. The above recitals are true, correct and are herein incorporated by reference.
2.Partial Conversion of the Notes and Release. Each Purchaser singly and not jointly agrees with INUV that (i) in consideration of such Purchaser’s agreement to convert on the date hereof a minimum of Fifty (50%) Percent of the outstanding amount of their Note, including all principal and interest (the “First Conversion Amount”) on the date hereof, that the Conversion Price for the First Conversion Amount under its Note shall be $0.265 (the “First Conversion Price”); (ii) the Conversion Price for any remaining amount due under the Note (the “Remaining Amount Due”) shall be $0.30 per share as of the effectiveness of this Agreement, subject to future adjustment under the terms of the Note including Dilutive Issuances at price below $0.30 per share; and (iii) the First Conversion Price for the First Conversion Amount shall have no effect on any adjustment to the Conversion Price for the Remaining Amount Due. For the avoidance of doubt, in the event of a Dilutive Issuance other than in connection with this Agreement, the Conversion Price will be reduced to the price of the Dilutive Issuance provided that the new Base Conversion Price shall not be reduced below $0.23 per share. INUV agrees that this Agreement may be attached to a Purchaser’s Note and be deemed to be an allonge and that in enforcing such Note this allonge shall be deemed part of the Note. Each Purchaser singly and not jointly and INUV agrees that upon the delivery of the Notice of Conversion attached as Annex A to the Note for the First Conversion Amount on the date hereof and issuance of the Conversion Shares (as defined under the Note) that:
(a)Each such Purchaser shall remise, release, acquit, satisfy and forever discharge INUV, its subsidiaries, officers, directors or successors and assigns of and from all and all manner of action and actions, cause and causes of action, rights, liens, agreements, obligations, claims, debts, dues, sums of monies, costs, expenses, attorneys’ fees, judgments, orders and liabilities, accounts, promises, damages, warranties, suits, covenants, contracts, controversies, variances, trespasses and extents, of whatever kind and nature in law or equity or otherwise whether now known or unknown, which such Purchaser ever had, or which any executor, administrator, personal representative, insurer, successor, heir, or assign of such Purchaser hereafter can, shall or may have, against INUV for, upon or by reason of any matter, cause or thing whatsoever relating to the Conversion Price of the Note, from the beginning of the world to the date of this Agreement.
(b)INUV shall remise, release, acquit, satisfy and forever discharge each such Purchaser, its officers, directors, managers, partners or successors and assigns of and from all and all manner of action and actions, cause and causes of action, rights, liens, agreements, obligations, claims, debts, dues, sums of monies, costs, expenses, attorneys’ fees, judgments, orders and liabilities, accounts, promises, damages, warranties, suits, covenants, contracts, controversies, variances, trespasses and extents, of whatever kind and nature in law or equity or otherwise whether now known or unknown, which INUV ever had, or which any executor, administrator, personal representative, insurer, successor, heir, or assign of INUV hereafter can, shall or may have, against such Purchaser for, upon or by reason of any matter, cause or thing whatsoever relating to the Conversion Price of the Note, from the beginning of the world to the date of this Agreement.

3.Non-Disparagement. The Parties agree that neither they nor their current or future representatives, agents, or employees, shall make any negative or disparaging remarks, whether orally or in writing, about each other.
4.Mutual Representations and Warranties of the Parties. The Parties expressly warrant and represent to each other that they have been fully informed as to the terms, contents, conditions and effects of this Agreement and that they have executed the same freely and voluntarily and having had the opportunity to obtain the advice from their own attorneys and fully understand and intend this Agreement to be a full, complete, and final release to each other as to all matters set forth herein. Further, the Parties warrant and represent to each other that they have executed this Agreement with the full capacity and authorization to do so and have taken all corporate action necessary for the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. The Parties acknowledge, understand and agree that this Agreement shall bind it and its successors or assigns, and shall inure to the benefit of the Parties released herein and their officers, directors, agents, employees, representatives, subsidiaries, insurers, sureties, successors or assigns.
5.Further Assurances. Each of Purchaser and INUV shall execute and deliver such additional documents and instruments and perform such additional acts as the other party may reasonably request to effectuate or carry out and perform all the terms of this Agreement and the transactions contemplated hereby, and to effectuate the intent of this Agreement.
6.No Admissions. Nothing in this Agreement constitutes an admission or other evidence of rights or liabilities of any person or entity except with respect to the contractual rights and liabilities provided herein.
7.No Assignment. Each Party represents that it has made no assignment of any of their respective claims hereby released and settled and has full right and authority to enter into this Agreement on behalf of it and its successors and assigns.
8.Construction. The Parties hereto agree that the terms and language of this Agreement were the result of negotiations between the Parties and, as a result, there shall be no assumption that any ambiguities in the Agreement shall be resolved against any Party. Any controversy over the construction of this Agreement shall be decided mutually in light of its conciliatory purposes without regard to the events of authorship or negotiation.
9.Choice of Law and Venue. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of New York, without regard to the principles of conflict of laws thereof. Each Party agrees that all legal proceedings concerning this Agreement shall only be commenced in the state and federal courts sitting in New York County, New York (the “New York Courts”). Each Party hereto hereby irrevocably submits to the exclusive jurisdiction of the New York Courts for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein (including with respect to the enforcement of any of the Transaction Documents), and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of such New York Courts, or such New York Courts are improper or inconvenient venue for such proceeding.
10.Notices. All notices and other communications required or provided herein shall be in writing and shall be sent by facsimile or by certified mail, return receipt requested, to the Parties at the addresses indicated in the Note.
11.Miscellaneous.
(a)Nothing shall serve to amend or modify any provisions hereof in any respect whatsoever unless reduced to writing and signed by Purchaser and INUV.

(b)This Agreement contains the complete and exclusive expression of the understanding between the Parties hereto with respect to the settlement provided for herein and supersedes any prior negotiations or any prior contemporaneous agreements or representations, oral or written, expressed or implied, by or between the Parties hereto with respect to the subject matter hereof.
(c)INUV agrees that it shall not make any allegation that any Purchaser is acting together with any other Purchaser or that any Purchasers constitute a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934 and the rules thereunder.
12.Execution in Counterparts. This Agreement may be executed in counterparts, each of which shall constitute an original, and all of which shall constitute one and the same instrument.
IN WITNESS WHEREOF, the undersigned has executed this Note Conversion and Release Agreement on the date first indicated above.

        INUVO, INC.

By:
Name:
Its:

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
SIGNATURE PAGE FOR PURCHASER FOLLOWS]

PURCHASER SIGNATURE PAGE TO NOTE MODIFICATION AND RELEASE AGREEMENT

IN WITNESS WHEREOF, the undersigned has executed this Note Conversion and Release Agreement on the date first indicated above.

        PURCHASER:

        [ ]

By:
Name:
Its:

Exhibit A

[INSERT COPY OF ORIGINAL NOTE]

ANNEX A

NOTICE OF CONVERSION

The undersigned hereby elects to convert principal under the Subordinated Convertible Note due September 1, 2020 of Inuvo, Inc., a Nevada corporation (the “Company”), into shares of common stock (the “Common Stock”), of the Company according to the conditions hereof, as of the date written below. If shares of Common Stock are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates and opinions as reasonably requested by the Company in accordance therewith. No fee will be charged to the Holder for any conversion, except for such transfer taxes, if any.
By the delivery of this Notice of Conversion the undersigned represents and warrants to the Company that its ownership of the Common Stock does not exceed the amounts specified under Section 4 of this Note, as determined in accordance with Section 13(d) of the Exchange Act.
The undersigned agrees to comply with the prospectus delivery requirements under the applicable securities laws in connection with any transfer of the aforesaid shares of Common Stock.
Conversion calculations:
Date to Effect Conversion:

Principal Amount of Note to be Converted:

Payment of Interest in Common Stock __ yes __ no

If yes, $_________ of Interest Accrued on Account of Conversion at Issue.

Number of shares of Common Stock to be issued:

Signature:

Name:

            DWAC Instructions:

            Broker No:
            Account No: