Form 10-Q/A
period 2019-09-30
Inuvo, Inc.
filed 2019-11-15
CIK 829323

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended September 30, 2019 previously filed with the SEC on November 14, 2019 (the “Original Filing”). We are filing this Form 10-Q/A to correct inadvertent errors in Part I, Item 4 of the Original Filing regarding the results of the evaluation by our management of our disclosure controls and procedures for the period covered by this report. The correction of this error had no impact on the consolidated financial statements contained in the Original Filing and no other changes have been made to the Original Form 10-Q. This Form 10-Q/A speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing, and does not modify or update in any way any other disclosures made in the Original Filing. This Form 10-Q/A also includes current dated certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2019, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of a material weakness in our disclosure controls.

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

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	11/14/19	3(ii).7
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Form of Form of Note Modification and Release Agreement Modification and Release Agreement	10-Q	11/14/19	10.1
31.1	Rule Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2
Rule Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
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

Inuvo, Inc.

November 15, 2019	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 15, 2019	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer