Form 10-K
period 2019-12-31
Inuvo, Inc.
filed 2020-05-12
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13 of the Exchange Act:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2019 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $20.8 million.

As of May 8, 2020, there were 63,607,474 shares of common stock of the registrant outstanding, including treasury shares but net of shares of common stock held by a subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

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
•the known and unknown impact of the coronavirus on our company;
•our ability to maintain our credit facility;
•our reliance on revenues from a limited number of customers;
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
•our ability to continue to meet the NYSE American continued listing standards;
•the impact of quarterly results on our common stock price; and
•dilution to our stockholders upon the exercise of outstanding common stock options and restricted stock unit grants and the conversion of convertible notes.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2018” means the fiscal year ended December 31, 2018, "2019" means the fiscal year ended December 31, 2019, and “2020” means the fiscal year ending December 31, 2020. The information which appears on our corporate web site at www.inuvo.com and our social media platforms is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance. Inuvo has contractual relationships with three clients who collectively manage over 50% of all U.S. digital advertising spend.

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

There are many barriers to entry associated with Inuvo’s business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things (IOT), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 17 issued and eight pending patents.
Products and Services

The Inuvo platforms allow advertisers and publishers the opportunity to buy and sell advertising space in real time and include the following products and services:

•ValidClick: A marketing service provided principally to Yahoo!, Google and Microsoft Online and indirectly to thousands of advertisers, where a collection of data, analytics and software gets used to align advertising messages with anonymous consumers online. The service includes Think Relevant, a wholly owned marketing agency and alot.com, a wholly owned collection of websites; and

•IntentKey: A consumer intent recognition system and service designed to reach highly targeted mobile and desktop In-Market audiences with precision. This platform serves the display market of advertising/marketing.

Key Relationships

We maintain long-standing relationships with Yahoo!, Google and Microsoft Online that provide access to hundreds of thousands of advertisers from which most of our ValidClick revenue originates. When an advertisement is clicked, we effectively sell that click to these partners who then sell it to the advertisers. We maintain multi-year service contracts with these companies. We also have contracts with OpenX and AppNexus that provide access to advertisers and publishers for the IntentKey. In 2019, these customers accounted for 83.0% of our total revenue as compared to 92.9% in 2018.

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

Strategy

Our business strategy has been to develop data processing technologies that can displace intermediaries within the online advertising ecosystem, while cultivating relationships that can provide access to media spend (advertisers) and media inventory (websites). In this regard, we have proprietary demand (media spend) and supply side (media inventory) technologies, targeting technologies, on-page or in-app ad-unit technologies, proprietary data and data management technologies, and advertising fraud detection technologies. We have both direct and indirect relationships at some of the largest media buyers and/or consolidators in the industry. For the ValidClick platform, the immediate strategy is to maintain the business at current levels by working with existing partners. For the IntentKey platform, the immediate strategy is to scale through the hiring of additional sales professionals.

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

The demand side of our business includes sales executives who create interest from agencies, trading desks and brands directly. Leveraging our IntentKey technology to highlight our differentiation, our sales executives explain how we identify the most relevant audiences so we can, on behalf of our clients, target those audiences at a time when they are most prone to engage / respond / subscribe / tune-in or watch our clients message.

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

We compete, both directly and indirectly with companies who offer demand side platforms (DSP’s), direct marketing platforms (DMP’s), Sata Suppliers and Aggregators, Media Planners and various Measurement and Analytics companies. The companies within these categories are defined by LUMA @ https://lumapartners.com/content/lumascapes/display-ad-tech-lumascape.

Our primary competitive advantages include: patented, proprietary technology for the categorization and storage of consumer intent (data used to discover and match online audiences to product or service); real time visibility of a marketing event (recognizing that there is currently a transaction where a match exists between our advertising clients and an interested party for their product on a website) where our technology is capable of responding to over 200,000 events per second; and patented advertising fraud prevention. Many competitors have greater name recognition and are better capitalized than we are. Our ability to remain competitive in our market segment depends upon our ability to be innovative and to efficiently provide unique solutions to our demand and supply customers. There are no assurances we will be able to remain competitive in our markets in the future.

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

Our trademarks include the U.S. Federal Registration for our consumer facing brand ALOT® in the United States. Our intellectual property portfolio includes 17 patents issued by the United States Patent and Trademark Office (“USPTO”) and eight pending patent applications.

To distinguish our products and services from our competitors’ products, we have obtained trademarks and trade names for our products. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Employees

As of April 30, 2020, we had 64 full-time employees, none of which are covered by a collective bargaining agreement.

Seasonality

Our future results of operations may be subject to fluctuation because of seasonality. Historically, the second half of the year is typically stronger than the first half as a result of the changes in demand for marketing placements leading into the holiday season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

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

In February 2017, we entered into an Asset Purchase Agreement with NetSeer, Inc. ("NetSeer") which allowed us to advance our technology strategy while increasing both our number of advertisers and publishers. We exchanged 3,529,000 shares of Inuvo common stock and assumed approximately $6.8 million of specified liabilities in this business combination.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a significant degree of risk. Many of the risk factors are, and will continue to be, exacerbated by the COVID-19 pandemic and any worsening of the economic environment. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have a history of losses, and our revenues declined in 2019 from 2018. We cannot anticipate with any degree of certainty what our revenues will be in future periods. While our gross profit margin increased from 59.2% in 2018 to 63.1% in 2019, our revenues declined approximately 16% in 2019 as compared to 2018. We reported an operating loss of approximately $7.7 million in 2019 as compared to an operating loss of approximately $5.5 million in 2018. The lower revenue in 2019 as compared to 2018 was due primarily to the ValidClick operations where monetization from advertising inventory sold to our largest demand partners was lower in 2019 in part due to a focus shift associated with the Mergers (as described below) which were terminated in June 2019. In addition, the previously announced strategy to reduce focus on the non-strategic publisher side technologies resulted in lower revenue in 2019 this year compared to 2018. The higher gross margin in 2019 is primarily due to the change of revenue mix within the ValidClick business. As described elsewhere in this report, our industry is currently in a consolidation phase and our strategic decisions in 2018 to discontinue certain non-strategic technologies in response to our changing industry involved the short-term loss of revenue and margin in anticipation of future growth and margins starting in 2019. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk of operation without interruption.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has reached more than 160 countries, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus. The COVID-19 outbreak has already caused severe global disruptions. Beginning in late April 2020, we experienced a significant reduction in demand (marketing budgets) within the ValidClick business and a modest decline in demand within the IntentKey business, the combination of which has resulted in a significant reduction in our revenue run rate, the combination of which has resulted in a significant reduction in our revenue run rate. Generally, marketing budgets tend to decline in times of a recession. We have started to curtail expenses, including compensation and travel and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. We are beginning to experience interruptions in our daily operations, including our 10-K reporting process, as a result of these policies. We expect the revenue impact on our industry could vary dramatically by vertical. For example, we would expect to see less advertising demand from the travel, leisure and hospitality verticals. We also maintain long-standing relationships with Yahoo!, Google and Microsoft Online that provide access to hundreds of thousands of advertisers from which most of our ValidClick and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, operations and revenues. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough which could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Our auditors have raised substantial doubts as to our ability to continue as a going concern. Our consolidated financial statements appearing later in this report have been prepared assuming we will continue as a going concern. We have sustained recurring losses from operations and have a net capital deficiency. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our working capital deficit has increased substantially at December 31, 2019 as compared to December 31, 2018. At December 31, 2019, we had a cash balance of approximately $373,000 and a working capital deficit of approximately $7.5 million as compared to a cash balance of approximately $229,000 and a working capital deficit of approximately $6.9 million at December 31, 2018. We used approximately $5.3 million in net cash in our operations in 2019 as compared to approximately $2.1 million of net cash used in operations in 2018. Our principal sources of liquidity are our borrowings under our credit facility, which was represented in 2019 by, the Amended and Restated Financing Agreement with Western Alliance Bank which is described in Note 6 to our 2019 audited consolidated financial statements appearing elsewhere in this report, the sale of our common stock and borrowings from non-bank lenders. In March 2020 and April 2020, we raised approximately $1.5 million from the sale of our securities to provide additional working capital for our company. In addition, in April 2020 we obtained an unsecured $1.1 million loan through Relyance Bank N.A. under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In accordance with the requirements of the CARES Act, we are using the proceeds from the PPP Loan primarily for payroll costs. Though we believe current operating cash flows, the additional working capital, the PPP Loan and the credit facility will be sufficient to sustain operations for the next six months, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions. There is no assurance that we will be successful in obtaining funding to continue operations, particularly in light of the current impact of the coronavirus on the U.S. capital markets.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During 2019 they accounted for 64.4%, and 14.1% of our revenues, respectively. In 2018, Yahoo! and Google accounted for 71.7% and 10.0% of our revenues, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.
Ability to maintain our credit facility could impact our ability to access capital as needed. We historically maintained a credit facility with Western Alliance Bank, the parent company of Bridge Bank, N.A. On March 12, 2020 we closed a Loan and Security Agreement with Hitachi Capital America Corp. ("Hitachi") the terms of which are described later in this report which replaced our credit facility with Western Alliance Bank. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment which permits us to borrow against eligible accounts receivable and unbilled receivables. The Hitachi Loan and Security Agreement contains certain affirmative and negative covenants to which we are subject. There are no assurances that we will be able to comply with all the covenants. In the event we violate a covenant, Hitachi may limit or demand all amounts due under the credit facility at any time, including upon an event of default outstanding, if any, to be due and payable. If this occurs and we have outstanding obligations and are not able to repay, Hitachi could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

We are dependent upon relationships with and the success of our supply partners. Our supply partners are very important to our success. We must recruit and maintain partners who are able to drive traffic successfully to their websites and mobile applications, resulting in clicks on advertisements we have delivered. These partners may experience difficulty in attracting and maintaining users for a number of reasons, including competition, rapidly changing markets and technology, industry consolidation and changing consumer preferences. We have experienced a decrease in the number of supply partners and quantity of Internet traffic from supply partners within ValidClick beginning in late April 2020. Additionally, we are experiencing turnover in our supply partner network and there can be no assurance traffic levels will increase to prior levels or that we will be able to replace supply partners that have left our network. Further, we may not be able to further develop and maintain relationships with distribution partners. They may be able to make their own deals directly with advertisers, may view us as competitors or may find our competitors offerings more desirable. Any of these potential events could have a material adverse effect on our business, financial position and results of operations.

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

Our services may be interrupted if we experience problems with our network infrastructure. The performance of our network infrastructure is critical to our business and reputation. Because our services are delivered solely through the Internet, our network infrastructure could be disrupted by a number of factors, including, but not limited to:

•unexpected increases in usage of our services;
•computer viruses and other security issues;
•interruption or other loss of connectivity provided by third-party Internet service providers;
•natural disasters or other catastrophic events; and
•server failures or other hardware problems.

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

Failure to comply with federal, state and international privacy and data security laws and regulations, or the expansion of current or the enactment of new privacy and data security laws or regulations, could adversely affect our business. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices, and internationally the European Union’s General Data Protection Regulation (GDPR) went into effect in May 2018. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. The existing and soon to be enacted privacy and data security related laws and regulations are evolving and subject to potentially differing interpretations. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, including the GDPR, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

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

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. As of December 31, 2019, we had 33 full-time employees located in Arkansas. Failure to meet the requirements of the grant after the initial four-year period, may require us to repay a portion of the grant, up to but not to exceed the full amount of the grant. At December 31, 2019, we accrued a contingent liability of $85,000 for the lower than required employment. Should the lower than required employment continue, we cannot assure you that our assets would be sufficient to repay our grant in full, we would be able to borrow sufficient funds to refinance the grant, or that we would be able to obtain a waiver to cure any such default. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is listed on the NYSE American. In order to maintain this listing, we must maintain a certain share price, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.20 per share and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There are no assurances how the market price of our common stock will be impacted in future periods as a result of the general uncertainties in the capital markets and any specific impact on our company as a result of the coronavirus. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our common stock, reduced liquidity, decreased analyst coverage of our common stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our common stock. Our quarterly revenues and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Our agreements with distribution partners and key customers do not require minimum levels of usage or payments, and our revenues therefore fluctuate based on the actual usage of our service each quarter by existing and new distribution partners. In addition to the impact of the COVID-19 pandemic on our revenues, quarterly fluctuations in our operating results also might be due to numerous other factors, including:

•our ability to attract new distribution partners, including the length of our sales cycles, or to sell increased usage of our service to existing distribution partners;
•technical difficulties or interruptions in our services;

•changes in privacy protection and other governmental regulations applicable to our industry;
•changes in our pricing policies or the pricing policies of our competitors;
•the financial condition and business success of our distribution partners;
•purchasing and budgeting cycles of our distribution partners;
•acquisitions of businesses and products by us or our competitors;
•competition, including entry into the market by new competitors or new offerings by existing competitors;
•discounts offered to advertisers by upstream advertising networks;
•our history of litigation;
•our ability to hire, train and retain sufficient sales, client management and other personnel;
•timing of development, introduction and market acceptance of new services or service enhancements by us or our competitors;
•concentration of marketing expenses for activities such as trade shows and advertising campaigns;
•expenses related to any new or expanded data centers; and
•general economic and financial market conditions.

Significant dilution will occur if outstanding convertible securities options are exercised or restricted stock unit grants vest. As of December 31, 2019, we had stock options outstanding to purchase a total of 18,248 shares with exercise prices ranging from $0.56 to $3.70 per share, with a weighted average exercise price of $1.74, 2,568,951 outstanding restricted stock units and a convertible promissory note which is convertible into an aggregate of 657,143 shares of our common stock, subject to adjustment under the terms of the notes. We also had 2,568,951 restricted stock units outstanding. If outstanding stock options are exercised, the note is converted or the restricted stock units vest, dilution will occur to our stockholders, which may be significant.

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

In addition to our office space, we maintain data center operations in third-party collocation facilities in Little Rock, AR, Los Angeles, CA, San Jose, CA and Secaucus, NJ.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American LLC under the symbol "INUV.” As of April 30, 2020, there were approximately 413 record owners of our common stock. This amount does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for 2019 and 2018 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statements Regarding Forward-Looking Information, Part I. Item 1. Business and Item 1A. Risk Factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance. Inuvo has contractual relationships with three clients who collectively manage over 50% of all U.S. digital advertising spend.

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

There are many barriers to entry associated with Inuvo’s business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things (IOT), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 17 issued and eight pending patents.
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

An independent valuation of the ReTargeter Business was completed as of September 30, 2019. The enterprise valuation of the ReTargeter Business was determined to be $2.57 million.

Hitachi Credit Agreement

On March 12, 2020 Inuvo, Inc. closed a Loan and Security Agreement dated February 28, 2020 by and between our company and our subsidiaries and Hitachi. Under the terms of the Loan and Security Agreement Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable (as those terms are defined in the Loan and Security Agreement) or 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020 we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy our obligations to Western Alliance Bank under our credit agreement with it and the balance is being used for working capital. Following the satisfaction of our obligations to Western Alliance Bank, all agreements with that entity have been terminated.

We will pay Hitachi monthly interest at the rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Loan and Security Agreement contains certain affirmative and negative covenants to which we are also subject.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we should repay the amounts due under the Loan and Security Agreement before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000.

2019 Overview

We entered 2019 with two product lines, ValidClick and the IntentKey, the latter having been launched through an integration with AppNexus at the end of 2018. For ValidClick, our objective was to keep the business steady while diversifying revenue within the product line. Through the first half of 2019 we were consumed with the announced Mergers with CPT. While that Merger looked promising at the close of 2018, we encountered a number of obstacles, including the 35 day federal government shutdown, that eventually lead to its termination in June 2019. The first two quarters of 2019 were negatively affected by management’s focus on Mergers integration, and the legal, public company and due diligence expenditures required to execute the Mergers.

The Merger Agreement was terminated due to CPT's inability to fulfill the closing condition to raise $36,000,000 in gross proceeds from an equity, debt, or equity-linked offering of its securities. As a result, we were entitled to a termination fee of $2,800,000 that was satisfied by the cancellation of an outstanding note payable to CPT Investments of $1,063,288; the transfer of all of the assets related to CPT's programmatic advertising solutions business of $1,611,712 ; and the contribution of $125,000 towards the settlement of ongoing litigation resulting from the Mergers.

With the termination of the Merger Agreement in June 2019, we began to reassess our strategy and capital needs. First, and as a result of the costs associated with the Mergers, we needed to raise capital. In July 2019, we completed a public offering of 15,812,500 shares of our common stock for gross proceeds of approximately $4.7 million. Second, we needed to refocus the operating teams back to our pre-Merger Agreement growth and margin strategies. We estimate that approximately $11.3 million of year over year revenue within ValidClick was lost in part because of a change in strategy associated with the Mergers. We also estimate that an additional $4.9 million in revenue was lost in 2019 from an announced 2018 reduction in support for certain supply side technologies and revenue associated with the redesign of the IntentKey and its integration to AppNexus, which was offset by an increase of roughly $4.5 million in new IntentKey sales in 2019 where our win rates on RFP submissions closed out the year at better than 60% having signed a number of notable name brand clients within the year.

The Integration of the IntentKey to AppNexus leading into 2019 provided a means to distribute our IntentKey product. We had conducted an extensive evaluation of potential partners in late 2018 having ultimately selected AppNexus due to their scale and the immediate fit of their technology. This relationship allowed our proprietary data, which is manufactured by our patented artificial intelligence, to become available for sale by Inuvo as a service to online advertisers, thousands of which use the AppNexus platform to execute their campaigns.

January of 2019 effectively marked the end of a major, roughly 18-month product investment and development cycle which began in the second quarter of 2017 following the acquisition of a core artificial intelligence technology. This capability became the foundation of the IntentKey. We remain convinced, following the 2019 performance that the technology we have and the integration engineered is a game changing paradigm shift for an industry burdened by a plethora of consumer data privacy and technology complications which we believe have been re-imagined as part of the IntentKey platform. Since the launch of the integrated IntentKey/AppNexus product, results have been strong with revenue growing 60% in the second half of 2019 over the first half of 2019. Only four salespeople were onboard for the entire 2019 period and contributed to that result. Equally important are the gross margins, which started 2019 at 27.4% (which we expected for a new product launch) and ended 2019 with 40+% gross margin. We also announced in late 2019, a technology enhancement called the IntentCloud that will allow the product to respond faster to marketing opportunities which could contribute to both revenue and margins beginning in the first quarter of 2020.

The ValidClick product line remains an important component of our overall strategy having delivered roughly $53 million dollars in 2019.

Impact of COVID-19 Pandemic

First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. We did not experience an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. Beginning in late April 2020, we experienced a significant reduction in Demand (marketing budgets) within the ValidClick business and a modest decline in Demand within the IntentKey business, the combination of which has resulted in a significant reduction in our revenue run rate.

In response to COVID-19, we have started to curtail expenses, including compensation and travel, and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. Additionally, in April 2020, we obtained an unsecured Paycheck Protection Program loan under the Coronavirus Aid, Relief and Economic Security Act of $1.1 million which we are using primarily for payroll costs.

Because of the impact of COVID-19 on our business, we are unable at this time to predict with any certainty how the second quarter will materialize and whether our revenue run rate will improve. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

Our net working capital was negative $7.5 million as of December 31, 2019. During March 2020 and April 2020 we raised approximately $1.5 million of working capital through the sale of our securities and in April 2020 we obtained the PPP Loan of $1.1 million. There is no assurance that we will be successful in obtaining funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets.

Going Concern

For the year ended December 31, 2019, we reported a net loss of $4,488,107 and net cash used in operating activities of $5,338,383. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2019 and 2018 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our recurring losses from operations and our net capital deficiency. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to significantly increase our revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2019 and 2018 appearing elsewhere in this report. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, valuation of long-lived assets and derivative liability. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Years Ended December 31,
	2019	2018	Change	% Change
Net Revenue	$61,525,214	$73,330,642	$(11,805,428)	(16.1)%
Cost of Revenue	22,700,873	29,921,482	(7,220,609)	(24.1)%
Gross Profit	$38,824,341	$43,409,160	(4,584,819)	(10.6)%

Net revenue

We experienced lower year over year revenue in 2019 as compared to 2018 due primarily to lower monetization from advertising inventory sold to our largest demand partners in the ValidClick operations largely as a result of a shift in focus associated with the Mergers which were terminated in June 2019. In addition, the previously announced strategy to reduce focus on the non-strategic publisher side technologies, along with lost clients due to the reengineering of the IntentKey, resulted in approximately $4.8 million lower revenue. Overall revenue from the IntentKey business partially offset these declines and was approximately $8.5 million, 86.9% higher in 2019 compared to the same period last year. Though we saw improvements associated with ValidClick monetization in the fourth quarter of 2019, we do not know whether monetization will return to former levels.

Cost of Revenue

Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve and to ad exchanges that provide access to supply inventory where we serve advertisements. The decrease in the cost of revenue in 2019 compared to 2018 is due primarily to lower revenue and to the loss of revenue associated with the discontinuation of non-strategic revenue including a proprietary marketing platform discussed in the Net Revenue section. The higher gross margin in 2019 of 63.1% compared to 59.2% is primarily due to the change of revenue mix within the ValidClick business.

Operating Expenses

	For the Year Ended December 31,
	2019	2018	Change	% Change
Marketing costs (TAC)	$30,135,991	$31,852,190	$(1,716,199)	(5.4%)
Compensation	7,753,528	8,524,476	(770,948)	(9.0%)
Selling, general and administrative	8,673,015	8,502,874	170,141	2.0%
Operating expenses	$46,562,534	$48,879,540	$(2,317,006)	(4.7%)

Marketing costs include those expenses required to attract an audience to our owned web properties. Marketing costs decreased in 2019 compared to 2018 primarily due to adjusting traffic acquisition campaigns as a result of lower monetization described in the Net Revenue section.

Compensation expense decreased in 2019 as compared to 2018 due primarily to lower headcount and lower capitalized software costs. Our full-time employment was 61 at December 31, 2019 compared to 63 at December 31, 2018.

The increases in selling, general and administrative costs in 2019 as compared to 2018 was primarily due to expenses associated with the underwritten public offering of our common stock, the settlement of litigation associated with the Mergers and approximately $1 million of expense associated with the terminated Mergers.

Interest Expense, net

Interest expense, net, which represents interest expense on financed receivables, capital lease obligations and notes payable, was higher in 2019 compared to 2018 primarily due to higher interest rates on the financed receivables this year compared to last year.

Other income, net

Other income, net, of $3.4 million in 2019 is due primarily to the Termination Fee of $2.8 million and the excess fair value over assets received for ReTargeter of $967 thousand (see Mergers Termination above), offset by approximately $191 thousand due to the change of the fair market value of the derivative liability associated with convertible promissory notes and to $255 thousand due to the conversion of a portion of the convertible promissory notes (as described in Note 8).

Liquidity and Capital Resources

The change in operating assets and liabilities during 2019 was a use of cash of $5,338,383 primarily due to a net loss of $4,488,107, a decrease in the accounts payable balance by $1,978,974, and an increase of accounts receivable of $973,522, offset by a increase in accrued expenses and other liabilities balance by $1,334,271. The seasonal nature of our business is such that the second half year revenue is typically greater than the first half year revenue and therefore, the related accounts receivable balance is higher. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During 2019, our principal sources of liquidity were our borrowings under our credit facility with Western Alliance Bank which is described in Note 6 to our 2019 audited consolidated financial statements appearing elsewhere in this report, the sale of our common stock and borrowings from non-bank financial institutions. In March 2020, this credit facility was replaced by our credit facility with Hitachi as described earlier in this section. Our net working capital was negative $7.5 million as of December 31, 2019 compared to negative $6.9 million as of December 31, 2018. The lower net working capital is primarily due to a $4.5 million net loss for the year ended December 31, 2019, which is net of certain one-time gains of approximately $3.7 million, and which included approximately $1 million of expense associated with the failed Mergers described earlier in this section.

On March 1, 2019, we entered into a Securities Purchase Agreement with three accredited investors pursuant to which we sold an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020. On November 11, 2019 we entered into Note Modification and Release Agreements with the holders of two of these notes representing an aggregate of $1,080,000 principal amount of these notes. The third noteholder did not enter into a Note Modification and Release Agreement. Under the terms of the Note Modification and Release Agreement, the parties agreed that in consideration of such noteholder’s agreement to convert a minimum of 50% of the outstanding amount of the note (the “First Conversion Amount”) that the conversion price for the First Conversion Amount would be $0.265 per share and that the conversion price for any remaining amount due under the note would be $0.30 per share, subject to future adjustment under the terms of the note including dilutive issuances at price below $0.30 per share. Following the execution of the Note Modification and Release Agreement, the noteholders converted an aggregate of $765,000 principal amount due under the notes into 2,886,792 shares of our common stock. In January 2020, a noteholder converted $360,000 principal amount due under the note into 1,200,000 shares of our common stock. After this conversion, $315,000 of the original principal amount was outstanding under all of these notes. Effective April 20, 2020, the terms of this remaining note were amended to extend the maturity date to December 31, 2020 and reduce the conversion price to $0.175 per share. On April 21,2020, the remaining noteholder converted $200,000 principal amount due under the remaining note into 1,142,857 shares of our common stock.

For 2019, our revenues declined 16% from the same period in the prior year. We reported losses from operations of approximately $7.7 million for the year ended December 31, 2019. In addition to the $1 million Mergers costs described above, the lower revenue in 2019 is principally responsible for our losses. Of the net loss after the one-time gains described above for 2019, approximately $4.2 million were the non-cash expenses of depreciation, amortization and stock-based compensation. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk to operation without interruption.

We have pooled our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective. We use our credit facility with Hitachi discussed above to partially fund operations. However, if we continue to experience losses, we may be unable to borrow funds under this agreement.

Though we believe current operating cash flows and the credit facility will be sufficient to sustain operations into at least the third quarter of 2020, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions. During March 2020 and April 2020, we raised approximately $1.5 million of working capital through the sale of our securities and in April 2020 we obtained the unsecured PPP Loan of $1.1 million which we are using primarily for payroll costs. The PPP Loan is scheduled to mature two years from the date of issuance and has a 1% interest rate. Commencing on the date which is seven months following the date of the loan and continuing on the same day of each following month, we are obligated to pay principal and interest payments which will fully amortize all principal and interest (including accrued interest prior to the initial payment date) by the maturity date. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent and utility costs. No assurance is provided that we will apply for and obtain forgiveness of the PPP Loan in whole or in part.

There is no assurance that we will be successful in obtaining additional funding to continue operations in which case we would need to find additional sources of credit and make substantial reductions to operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. The Company had not experienced an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. In April of 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. The Company is unable at this time to predict with any certainty how the second quarter will materialize and as a result is taking a just-in-time approach to business operations, focusing resources on areas with immediate revenue potential and reducing expenses where necessary.

Cash Flows - Operating

Net cash used in operating activities was $5,338,383 during 2019. We reported a net loss of $4,488,107, which included non-cash expenses; depreciation and amortization of $3,422,385 and stock-based compensation of $789,914. The change in operating assets and liabilities was a net use of cash of $1,583,570 primarily due to a decrease in the accounts payable balance by $1,978,974 and an increase in the accounts receivable and unbilled revenue balance by $973,522. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During 2018, cash used in operating activities was $2,100,167. We reported a net loss of $5,890,832. Additional non-cash expenses included the non-cash expenses of depreciation and amortization of $3,181,619 and stock-based compensation expenses of $915,469. The change in operating assets and liabilities was a net use of cash of $334,674.

Cash Flows - Investing

Net cash used in investing activities was $1,194,164 and $1,634,919 for 2019 and 2018, respectively. Cash used in investing activities in both years has primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $6,676,580 during 2019 primarily from proceeds from the sale of common stock and the Convertible Promissory Notes.

During 2018, net cash used in financing activities was $120,644 primarily from proceeds of the secondary public offering in May 2018.

Off Balance Sheet Arrangements

As of December 31, 2019, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

On August 14, 2019, the Nominating, Corporate Governance and Compensation Committee of our board of directors approved modifications to the outstanding RSU grants under the 2010 ECP and 2017 ECP plans. The modifications included deeming the performance criteria for the performance based RSU grants with a measurement period based on June 30, 2019 as met and vested. In addition, any remaining RSU grants outstanding were modified to vest in three equal parts on August 19, 2019, January 1, 2020 and July 1, 2020 as long as the grantee is employed by our company on the vesting date. During the initial preparation of our unaudited consolidated financial statements for the three and nine months ended September 30, 2019 the calculation and recording of stock compensation was not completed in accordance with ASC 718-30-35 with respect to the modification of share-based payments, which such error was corrected prior to the filing of this report. This failure to initially properly account for the modification of the stock awards was a material weakness in our disclosure controls. Subsequent to September 30, 2019, we undertook certain remedial actions to ensure that any future modification of the options or other awards are properly accounted for in accordance with ASC 718-30-55.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2019, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019 our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2019, we undertook certain actions to remediate the material weakness in our disclosure controls that was determined during the preparation of the unaudited consolidated financial statements for the periods ended September 30, 2019 and as further described earlier in this section which, if not remediated, may have led to a material weakness in our internal control over financial reporting at December 31, 2019. These changes in our internal control over financial reporting related to the calculation and recording of stock compensation to ensure such calculations were completed in accordance with ASC 718-30-35. Except for these changes, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Positions
Richard K. Howe	57	Chairman of the Board of Directors, Chief Executive Officer, Class I director
Wallace D. Ruiz	68	Chief Financial Officer
John B. Pisaris, Esq.	53	General Counsel, secretary
Don Walker “Trey” Barrett III	55	Chief Operating Officer
Gordon J. Cameron	55	Class I director
G. Kent Burnett	74	Class II director
Charles D. Morgan	76	Class III director, Lead Independent Director
Patrick Terrell	65	Class III director

Richard K. Howe. Mr. Howe has been a member of our board of directors since November 2008 and has served as Executive Chairman of the board since March 2012 and as our Chief Executive Officer since December 2012. Previously, he served as our President and Chief Executive Officer from November 2008 until March 2012. Prior to joining Inuvo, Mr. Howe served as Chief Marketing, Strategy and M&A Officer at the billion dollar multi-channel marketing services leader Acxiom Corporation (NasdaqGS: ACXM) where, since 2004, he led the company's transition to online marketing services, the expansion into China and the development of the big data consulting services group. From 2001 to 2004, he served as general manager of Global Marketing Services (GMS) at Fair Isaac & Company (NYSE: FICO), a leading provider of analytics products and services where he drove the company's online initiatives. Between 1999 and 2001, Mr. Howe started, grew and sold private Internet search innovator, ieWild. Mr. Howe has over his career led the acquisition, merger or divestiture of a dozen companies on three continents worth many hundreds of millions of dollars to shareholders. Mr. Howe earned a bachelor’s degree with distinction in engineering from Concordia University, Canada, and he earned his master’s degree in engineering from McGill University, Canada, Mr. Howe’s track record as a successful high-technology operating and marketing executive in data, analytics, and marketing services as a result of building and/or running over a dozen businesses in five countries were factors considered by the Nominating, Corporate Governance and Compensation Committee and the board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the board viewed favorably his position at companies that include Inuvo as president and CEO, Acxiom Corporation as chief marketing, business strategy and M&A officer, Fair Isaac & Company where he served as general manager, and ieWild, Inc. as co-founder and chairman and CEO; his service as a board member for the non-profit organization Business for Diplomatic Action; and his academic achievements at Concordia University and McGill University in making their recommendation.

Wallace D. Ruiz. Mr. Ruiz has served as our Chief Financial Officer since June 2010. From 2005 until April 2009, Mr. Ruiz was Chief Financial Officer and Treasurer of SRI Surgical Express, Inc. (Nasdaq: STRC), a Tampa, Florida provider of outsourced sterilization and supply chain management services to healthcare providers that was acquired by Synergy Health plc. From 1995 until 2004 he was Chief Financial Officer of Novadigm, Inc. (Nasdaq: NVDM), a developer and worldwide marketer of enterprise infrastructure software that was acquired by Hewlett-Packard Company. Since March 2018 he has been a member of the board of directors of Recruiter.com Group, Inc. (OTCQB: RCRT). Mr. Ruiz received a B.S. in Computer Science from St. John’s University and a M.B.A. in Accounting and Finance from Columbia University. Mr. Ruiz is a Certified Public Accountant.

John B. Pisaris. Mr. Pisaris has served as our General Counsel since March 2012 following our acquisition of Vertro, Inc. He served as general counsel of Vertro, Inc. from October 2004 until March 2012. From February 2004 to September 2004, Mr. Pisaris served as vice president of legal of Vertro, Inc., and prior to that was a partner at Porter Wright Morris& Arthur, LLP, a law firm, from January 2002 to January 2004.

Don Walker “Trey” Barrett, III. Mr. Barrett, 53, joined Inuvo in February 2010 as Senior Vice President of Corporate Strategy and Business Development, and was promoted to Chief Operating Officer in February 2013. Prior to joining Inuvo, Mr. Barnett served as Acxiom Corporation's Director of Interactive Media Products overseeing the innovation and development of the Relevance-X product line. With over 25 years of data-driven direct marketing experience, he has been involved in several successful business start-ups in the direct and interactive marketing industries. Mr. Barnett earned a bachelor’s degrees in Marketing and Economics from the University of Arkansas at Fayetteville.

Gordon J. Cameron. Mr. Cameron has been a member of our board of directors since November 2016. He is a business transformation executive with three decades of success in growing businesses while managing risk. Mr. Cameron is currently a three Chief Consumer Credit Risk Officer at Fifth Third Bank. Prior to Fifth Third, Mr. Cameron was EVP of consumer risk at PNC Financial Services from 2008 until 2019. He was the Chief Credit Officer, Retail and Small Business Lending, at Canadian Imperial Bank of Commerce from 2005 to 2008. Mr. Cameron was the Chief Scientist Transaction Analytics, Global Account Management Solutions at Fair Isaac Corporation FICO from 2001 to 2005. Prior to his tenure with Fair Isaac Corporation, Mr. Cameron held executive positions at IeWild Inc., HNC Software Inc., Advanta National Bank/Fleet, The

Cambell Group LTD and Fidelity Bank N.A. Mr. Cameron received a MBA from Widener University School of Management and a B.S. in Finance from Pennsylvania State University. Mr. Cameron's track record as a senior executive in a variety of business segments and his in excess three decades of experience in building successful businesses were factors considered by the Nominating, Corporate Governance and Compensation Committee and the board. Specifically, the Nominating, Corporate Governance and Compensation Committee and the board viewed favorably his position as Executive Vice President in Retail Lending at PNC Financial Services, one of the largest diversified financial services institutions in the United States, as well as his positions with companies such as Canadian Imperial Bank of Commerce, Fair Isaac Corporation FICO, IeWild Inc., HNC Software Inc., Advanta National Bank/Fleet, The Cambell Group LTD and Fidelity Bank N.A and his academic achievements at Widener University School of Management and Pennsylvania State University in making their recommendation.

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

Board leadership structure and board’s role in risk oversight

Mr. Richard K. Howe serves as both the Executive Chairman of our board of directors and our Chief Executive Officer. Mr. Charles D. Morgan, an independent director, serves as our Lead Independent Director. Our board believes our current structure provides independence, oversight and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the board believes strengthens its risk oversight activities. Moreover, the structure allows the Executive Chairman and Chief Executive Officer to better focus on his responsibilities of running the company, enhancing stockholder value and expanding and strengthening our business, while allowing the Lead Independent Director to lead the board in its fundamental role of providing independent oversight of management.

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

Director	Audit Committee Member	Nominating, Corporate Governance and Compensation Committee Member
Charles D. Morgan		✓
Patrick Terrell	✓
Gordon J. Cameron	✓(1)	✓
G. Kent Burnett	✓	✓ (1)

(1) Denotes Chairperson.

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

● the integrity of our financial statements;

● our compliance with legal and regulatory requirements; and

● the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of three directors, each of whom have been determined by the board of directors to be independent as defined by the NYSE American Company Guide. The board has determined that each of Mr. Cameron, Mr. Terrell and Mr. Burnett qualifies as an “audit committee financial expert” as defined by the SEC.

Nominating, Corporate Governance and Compensation Committee

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

The Nominating, Corporate Governance and Compensation Committee is composed of three directors, all of whom have been determined by the board of directors to be independent as defined by the NYSE American Company Guide.

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

● all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act;

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

DIRECTOR COMPENSATION

We do not compensate Mr. Howe separately for serving as a member of our board of directors. During 2019 our independent directors each received the following compensation:

During 2019 each independent member of our board of directors was entitled to the following fees:

● $30,000 annual retainer payable quarterly; and

● $30,000 of restricted stock units, calculated at fair market value on the date of grant, vesting March 31.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2019. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles D. Morgan	7,500	9,800	—	—	—	—	17,300
Patrick Terrell	7,500	9,800	—	—	—	—	17,300
Gordon J. Cameron	7,500	9,800	—	—	—	—	17,300
G. Kent Burnett	7,500	9,800	—	—	—	—	17,300

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

2019 compensation determination process

In 2019, the compensation program for our executive officers consisted of the following components:

● base salary;

● plan awards; and

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

Plan awards

The objective of our long-term incentive program is to provide a long-term retention incentive for the named executive officers and others and to align their interests directly with those of our stockholders by way of stock ownership. Under our 2010 Plan and our 2017 Plan, the board of directors or the Nominating, Corporate Governance and Compensation Committee has the discretion to determine whether equity awards will be granted to named executive officers and if so, the number of shares subject to each award. Both plans allow the board or the Nominating, Corporate Governance and Compensation Committee to grant options and restricted stock and other stock-based awards with respect to up to shares of our common stock, valued in whole or in part by reference to the fair market value of the stock. In most instances, these long-term grants vest over a multi-year basis.

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

We do not have any program, plan or practice in place to time option or other award grants with the release of material, non-public information and does not release such information for the purpose of affecting the value of executive compensation. The exercise price of stock subject to options awarded under our plans is the fair market value of the stock on the date the grant is approved by the board or the Nominating, Corporate Governance and Compensation Committee. Under the terms of each plan, the fair market value of the stock is the closing sales price of the stock on the date the grant is approved by the board or the Nominating, Corporate Governance and Compensation Committee as reported by the NYSE American.

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

Insurance

All full-time employees, including the named executive officers, are eligible to participate in our standard medical, dental and life insurance plans. The terms of such benefits for the named executive officers are generally the same as those for all other company employees, with the exception of the level of life insurance coverage. We pay approximately 95% of the annual health insurance premium with employees paying the balance through payroll deductions. We pay for up to $1,000,000 of basic life insurance and AD&D insurance for our CEO, CFO, COO and General Counsel. All other full-time employees can elect basic life insurance and AD&D insurance coverage equal to their annual salary, up to $50,000, paid by us.

401(k)

Our employees can participate in a 401(k) plan, which is a qualified defined contribution retirement plan, sponsored by Insperity, professional employer organization that provides services to us. Participants are provided the opportunity to make salary reduction contributions to the plan on a pre-tax basis. We have the ability to make discretionary matching contributions and discretionary profit sharing contributions to such plan. Our practice has been to match participant’s contributions up to the first four percent of their annual earnings. We match is fully vested when made. We suspended our match throughout 2019.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

● all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2019;

● our two most highly compensated named executive officers at December 31, 2019 whose annual compensation exceeded $100,000; and

● up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at December 31, 2019.

The value attributable to any restricted stock unit awards is computed in accordance with FASB ASC Topic 718.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)

Richard K. Howe,	2019	379,073	—	102,460	—	—	—	4,280	485,813
Chairman and Chief Executive Officer	2018	425,000	—	272,897	—	—	—	11,000	708,897

Wallace D. Ruiz,	2019	262,625	—	36,490	—	—	—	7,200	306,315
Chief Financial Officer	2018	275,000	—	97,463	—	—	—	11,000	383,463

Don (Trey) Barrett III	2019	240,625	—	49,372	—	—	—	2,619	292,616
Chief Operating Officer	2018	250,000	—	129,951	—	—	—	6,220	386,171

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

Outstanding equity awards at year end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019.

OPTION AWARDS						STOCK AWARDS
Name	Number of securities under-lying un-exercised options (#) exercisable	Number of securities under-lying un-exercised options (#) un-exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Richard K. Howe	-	-	-	-	-	627,000	188,000	-	-

Wallace D. Ruiz	-	-	-	-	-	219,167	65,750	-	-

Don (Trey) Barrett III	-	-	-	-	-	325,556	97,667	-	-

Our equity compensation plans

Information regarding our 2010 Plan and 2017 Plan is contained in Note 12 to the notes to our audited consolidated financial statements appearing for 2019 appearing later in this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 30, 2020, we had 63,607,474 shares of common stock outstanding, which includes 376,527 shares held in treasury but is net of 54,030 shares held in the record name of a wholly-owned subsidiary. The following table sets forth information known to us as of April 30, 2020 relating to the beneficial ownership of shares of our common stock by:

● each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

● each director and nominee;

● each named executive officer; and

● all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 500 President Clinton Avenue, Suite 300, Little Rock, Arkansas 72201. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from April 30, 2020, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Charles Morgan (1)	5,139,771	8.2%
Richard K. Howe (1)	1,808,032	2.9%
Patrick Terrell (2)	1,665,980	2.6%
Wallace D. Ruiz	398,033	*
John B. Pisaris	361,053	*
Don Walker “Trey” Barrett III	423,345	*
G. Kent Burnett (1)	1,442,256	2.3%
Gordon J. Cameron (3)	406,529	*
All named executive officers, directors and director nominees as a group (eight persons) (1)(2)(3)	11,644,999	18.5%
Ingalls & Snyder, LLC (4)	5,362,886	8.5%
Herald Investment Management Limited (5)	6,142,857	9.8%

* represents less than 1%.

(1) Includes shares of common stock held by Ingalls & Snyder, LLC on his behalf. See footnote 5.

(2) Includes 334,000 shares of common stock held by trusts where Mr. Terrell claims an indirect beneficiary ownership.

(3) Includes 6,630 shares held by Mr. Cameron’s spouse.

(4) Pursuant to the Schedule 13D filed with the SEC on July 19, 2019, Ingalls & Snyder, LLC has dispositive power over shares held by Mr. Charles D. Morgan and Mr. G. Kent Burnett who serve as members of Inuvo's board of directors and Mr. Richard K. Howe who serves as Inuvo’ s Chairman and CEO. The principal business address of Ingalls & Snyder, LLC is 1325 Avenue of the Americas, 18th Floor, New York, NY 10019-6066. See footnote 1.

(5) Herald Investment Management Limited’s address is 10-11 Charterhouse Square, London EC1M6EE UK.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a) (1)	Weighted average exercise price of outstanding options, warrants and rights (a)($) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:
2005 Long-Term Incentive Plan*	3,750	3.7	—
2010 Equity Compensation Plan	1,201,168	-	25,759
2017 Equity Compensation Plan	1,382,281	-	7,206,175
Plans not approved by stockholders	-	-	-

(1) The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding RSUs.

(2) The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSUs as these awards do not have an exercise price.

* Expired June 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In June 2019, the Company entered into a agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space. The lease is for six-months commencing on July 1, 2019 and cost $60,000 which was prepaid in June 2019. Additionally, in 2018, the Company received a total of $31,500 from First Orion Corp.
for providing IT services.

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company used the proceeds from these notes to pay certain costs associated with the terminated Merger. The notes were unsecured, bore interest at 10% per annum and were due and satisfied on November 1, 2019.

Other than these transactions, there have been no transactions since January 1, 2018 nor are there any currently proposed transactions in which we were or are to be participant in which any related person had or will have a direct or indirect material interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for the years indicated.

	2019	2018
Audit Fees	$235,000	$262,000
Audit-Related Fees	21,360	32,000
Tax Fees	—	—
All Other Fees	—	—
Total	$256,360	$294,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of the board. The audit fees paid to the auditors with respect to 2019 were pre-approved by the Audit Committee of the board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page 1 and included on pages 2 through 23.

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

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
1.1	Underwriting Agreement dated May 11, 2018	8-K	5/11/18	1.1
1.2	Underwriting Agreement dated July 11, 2019	8-K	7/11/19	1.2
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
2.3	Agreement and Plan of Merger by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., and CPT Cigar Merger Sub, Inc., dated November 2, 2018.*	8-K	11/5/18	2.1
2.4	Securities Purchase Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.2
2.5	10% Senior Unsecured Subordinated Convertible Promissory Note, executed by the Company in favor of CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.3
2.6	Registration Rights Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.4
2.7	Form of 10% Promissory Note, executed by Inuvo, Inc. in favor of certain affiliates of Inuvo, Inc., dated November 1, 2018.	8-K	11/5/18	2.5
2.8	First Amendment to Agreement and Plan of Merger dated March 1, 2019, by and among Inuvo, Inc., a Nevada corporation, ConversionPoint Technologies Inc., a Delaware corporation, ConversionPoint Holdings, Inc., a Delaware corporation, CPT Merger Sub, Inc., a Delaware corporation and CPT Cigar Merger Sub, Inc., a Nevada corporation.	8-K/A	3/5/19	2.1
2.9	Agreement and Plan of Merger Termination Agreement dated June 20, 2019 by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc. and CPT Cigar Merger Sub, Inc.	8-K	6/21/19	2.1
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
4.1	Rights Agreement dated as of February 14, 2008 by and between Inuvo, Inc. and Colonial Stock Transfer Company, Inc.	8-K	2/19/08	4.1
4.2	Amendment No. 1 to the Rights Agreement dated as of August 31, 2011	8-K	10/17/11	10.23
4.3	Amendment No. 2 to the Rights Agreement dated February 28, 2018	8-K	3/6/18	4.1
10.1	Business Financing Agreement, dated March 1, 2012, with Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)	8-K	3/6/12	10.1

10.2	Intellectual Property Security Agreement, dated March 1, 2012, between Inuvo, Inc. and Bridge Bank, National Association (Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 6, 2012.)	8-K	3/6/12	10.6
10.3	Intellectual Property Security Agreement, dated March 1, 2012, between subsidiaries and Bridge Bank, National Association	8-K	3/6/12	10.7
10.4	First Business Financing Modification Agreement with Bridge Bank, National Association, dated June 29, 2012	10-Q	8/9/12	10.1
10.5	Second Business Financing Modification Agreement with Bridge Bank, National Association, dated October 11, 2012	10-Q	11/8/12	10.1
10.6	Third Business Financing Modification Agreement, dated March 29, 2013, effective May 1, 2013, with Bridge Bank, National Association.	10-Q	5/9/13	10.8
10.7	Fourth Business Financing Modification Agreement, dated March 6, 2014, with Bridge Bank, National Association	10-K	3/10/14	10.27
10.8	Fifth Business Financing Modification Agreement, dated September 29, 2014 with Bridge Bank N.A. (Incorporated by reference to the n Form 10-Q for the period ended September 30, 2014).	10-Q	10/30/14	10.1
10.9	Bridge Bank BFA Modification, dated October 9, 2014.	10-Q	10/30/14	10.2
10.10	Sixth Business Financing Modification Agreement, dated September 27, 2016 with Bridge Bank N.A. Form 10-Q for the period ended September 30, 2016).	10-Q	10/26/16	10.26
10.11	Seventh Business Financing Modification Agreement, dated December 9, 2016 with Bridge Bank N.A.	10-K	2/16/17	10.31
10.12	Eight Business Financing Modification Agreement dated March 27, 2017 by and among Western Alliance Bank, Inuvo, Inc., BabytoBee LLC, Kowabunga Marketing, Inc., Vertro, Inc. and Alot, Inc. .	10-Q	5/5/17	10.26
10.13	Ninth Business Financing Modification Agreement, dated August 7, 2017, with Bridge Bank N.A.	10-Q	8/8/17	10.29
10.14	Form of Amended and Restated Business Financing Agreement dated October 11, 2018 with Western Alliance Bank	10-Q	11/7/18	10.4
10.15	First Amendment dated February 1, 2019 to Amended and Restated Business Financing Agreement with Western Alliance Bank	10-K	3/15/19	10.7
10.16	Google Services Agreement dated February 1, 2013 ***	10-K/A	5/21/13	10.25
10.17	Google Services Agreement, effective February 1, 2015, with Google, Inc. ***	10-Q	4/29/15	10.31
10.18	Google Services Agreement Amendment No. 1 dated February 28, 2017.	10-K	2/16/17	10.32
10.19	Google Services Agreement effective March 1, 2017 by and between Vertro, Inc. and Google Inc. ***	8-K/A	6/7/17	10.27
10.20	Amendment Number One to Google Services Agreement effective March 1, 2019 ***	10-K	3/15/19	10.6
10.21	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.22	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.23	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.24	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24
10.25	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.26	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.27	Amendment #15 to Yahoo! Publisher Contract dated May 9, 2018	8-K	5/15/18	10.1
10.28	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1
10.29	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract	10-K	3/15/19	10.6
10.30	Form of Indemnification Agreement	10-Q	11/7/18	10.5
10.31	Form of Securities Purchase Agreement, dated March 1, 2019.	8-K	3/05/19	10.1
10.32	Form of $1,440,000 Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020.	8-K	3/05/19	10.2
10.33	2010 Equity Compensation Plan	DEF14A	4/30/2010	A
10.34	Amendment No. 1 to 2010 Equity Compensation Plan dated February 29, 2012	S-8	2/29/2012	99.2
10.35	2017 Equity Compensation Plan	DEF14A	4/28/2017	A
10.36	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission	10-K	3/13/2013	10.23
10.37	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission..	10-K	3/13/2013	10.24
10.38	Lease Agreement, dated April 8, 2015, with Arkansas Democrat-Gazette, Inc.	10-Q	4/29/2015	10.30
10.39	Lease Agreement, dated June 5, 2017, with KBSIII ALMADEN FINANCIAL PLAZA, LLC.	10-Q	8/8/2017	10.28
10.40	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/2012	10.2

10.41	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/2012	10.4
10.42	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris	8-K	3/6/2012	10.5
10.43	Asset Purchase Agreement dated February 6, 2017 by and among Inuvo, Inc., NetSeer Acquisition, Inc. and NetSeer, Inc. .	8-K	2/7/2017	10.1
10.44	Business Financing Modification Agreement dated April 30, 2019 (Second Amendment to the Amended and Restated Business Financing Agreement with Western Alliance Bank)	8-K	5/6/2019	10.1
10.45	Business Financing Modification Agreement dated June 5, 2019 (Third Amendment to the Amended and Restated Business Financing Agreement with Western Alliance Bank)	8-K	6/12/2019	10.1
10.46	Inuvo Note Termination Agreement dated June 20, 2019 by and between CPT Investments, LLC and Inuvo, Inc.	8-K	6/21/2019	2.2
10.47	Form of Note Modification and Release Agreement	10-Q	11/14/2019	10.1
10.48	Loan and Security Agreement dated February 28, 2020 effective March 12, 2020 by and between Inuvo, Inc. and its subsidiaries and Hitachi Capital America Corp.	8-K	3/17/2020	10.1
10.49	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
21.1	Subsidiaries of the Registrant	10-K	3/15/19	21.1
23.1	Consent of Mayer Hoffman McCann P.C				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

Item 16. Form 10-K Summary

The Company has elected not to provide this optional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 12, 2020	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	May 12, 2020
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	May 12, 2020
Wallace D. Ruiz

/s/ G. Kent Burnett	Director	May 12, 2020
G. Kent Burnett

/s/ Gordon J. Cameron	Director	May 12, 2020
Gordon J. Cameron

/s/ Charles D. Morgan	Director	May 12, 2020
Charles D. Morgan

/s/ Patrick Terrell	Director	May 12, 2020
Patrick Terrell

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Material Uncertainty Regarding Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases effective January 1, 2019, under the modified retrospective method. Our opinion is not modified with respect to this adoption.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2009.
May 12, 2020
Clearwater, Florida

2

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2019	2018
Assets
Current assets
Cash	$372,989	$228,956
Accounts receivable, net of allowance for doubtful accounts of $225,000 and $63,727, respectively	7,529,785	6,711,595
Unbilled revenue	5,813	11,754
Prepaid expenses and other current assets	238,075	259,712
Total current assets	$8,146,662	$7,212,017
Property and equipment, net	1,374,152	2,123,672
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	10,451,593	9,441,681
Other assets	865,179	35,170
Total other assets	$21,170,114	$19,330,193
Total assets	$30,690,928	$28,665,882

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,520,567	$9,499,541
Accrued expenses and other current liabilities	$4,057,340	$2,489,834
Notes payable	—	250,000
Derivative liability	$182,250	—
Convertible promissory notes, current portion (net)	$536,806	$—
Financed receivables	$3,381,364	$1,859,853
Total current liabilities	$15,678,327	$14,099,228

Long-term liabilities
Deferred tax liability	2,019,200	2,339,832
Convertible promissory notes, net of current portion (net)	$—	1,000,000
Other long-term liabilities	452,051	193,007
Total long-term liabilities	$2,471,251	$3,532,839

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 100,000,000; issued shares 52,222,538 and 32,757,817 respectively; Authorized shares 40,000,000; issued and outstanding shares 51,846,011 and 32,381,290, respectively	52,223	32,759
Additional paid-in capital	144,843,687	138,867,509
Accumulated deficit	(130,958,001)	(126,469,894)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	$12,541,350	$11,033,815
Total liabilities and stockholders' equity	$30,690,928	$28,665,882

3

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.
4

Inuvo, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,

	2019	2018
Net revenue	$61,525,214	$73,330,642
Cost of revenue	22,700,873	29,921,482
Gross profit	38,824,341	43,409,160
Operating expenses
Marketing costs (Traffic Acquisition Costs-TAC)	30,135,991	31,852,190
Compensation	7,753,528	8,524,476
Selling, general and administrative	8,673,015	8,502,874
Total operating expenses	46,562,534	48,879,540
Operating loss	(7,738,193)	(5,470,380)
Interest expense, net	(482,210)	(420,452)
Other income, net	3,397,902	—
Loss from continuing operations before taxes	(4,822,501)	(5,890,832)
Income tax benefit	334,394	—
Net loss	$(4,488,107)	$(5,890,832)

Per common share data
Basic and diluted
Net loss	$(0.11)	$(0.19)

Weighted average shares
Basic	40,454,779	31,019,623
Diluted	40,454,779	31,019,623

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.
5

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2017	28,618,454	$28,996	$136,033,967	$(120,579,062)	$(1,396,559)	$14,087,342
Net loss	—	—	—	(5,890,832)	—	(5,890,832)
Stock-based compensation	—	—	915,469	—	—	915,469
Stock issued for vested restricted stock awards	527,866	528	(528)	—	—	—
Sale of common stock	3,289,000	3,289	1,997,294	—	—	2,000,583
Shares withheld for taxes on vested restricted stock			(78,747)			(78,747)
Cancellation of common stock	(54,030)	(54)	54	—	—	—
Balances as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(126,469,894)	$(1,396,559)	$11,033,815
Net loss	—	—	—	(4,488,107)	—	(4,488,107)
Stock-based compensation	—	—	789,914	—	—	789,914
Stock issued for vested restricted stock awards	765,429	765	(765)	—	—	—
Shares withheld for taxes on vested restricted stock			(45,565)	—	—	(45,565)
Convertible Note Conversion	2,886,792	2,887	834,283	—		837,170
Sale of common stock	15,812,500	$15,812	$4,398,311	$—	$—	4,414,123
Balances as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(130,958,001)	$(1,396,559)	$12,541,350

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

6

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019 and 2018

	2019	2018
Operating activities:
Net loss	$(4,488,107)	$(5,890,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on merger termination	(3,766,667)	—
Loss on extinguishment of convertible debt	193,179	—
Deferred income taxes	(334,394)	—
Depreciation and amortization	3,245,192	3,181,619
Amortization of Right of Use Assets	177,193	—
Mark to market fair value of derivative	(78,913)	—
Stock based compensation	789,914	915,469
Amortization of financing fees	59,245	40,382
Deferred income taxes	—	7,931
(Recovery)/Provision for doubtful accounts	161,273	(20,062)
Amortization of OID interest expense	119,167	—
Amortization of debt discount	168,105	—
Change in operating assets and liabilities:
Accounts receivable and unbilled revenue	(973,522)	4,058,591
Prepaid expenses and other assets	20,893	139,031
Accounts payable	(1,978,974)	(4,114,512)
Accrued expenses and other liabilities	1,348,033	(417,784)
Net cash used in operating activities	(5,338,383)	(2,100,167)
Investing activities:
Purchases of equipment and capitalized development costs	(1,194,164)	(1,634,919)
Net cash used in investing activities	(1,194,164)	(1,634,919)
Financing activities:
Proceeds from sale of common stock, net of expenses	4,414,123	2,000,583
Proceeds from financed receivables	1,521,511	1,859,853
Proceeds from convertible promissory note	1,200,000	1,000,000
(Payments)/Proceeds on note payable	(250,000)	250,000
Net proceeds on revolving line of credit	—	(4,900,000)
Payments on finance/capital leases	(198,960)	(211,671)
Net taxes paid on RSU grants exercised	(45,565)	(77,044)
Prepaid financing fees	(24,529)	(42,365)
Shareholder settlement	125,000	—
Debt issuance cost	(65,000)	—
Net cash provided by (used in) financing activities	6,676,580	(120,644)

Net change – cash	144,033	(3,855,730)
Cash, beginning of year	228,956	4,084,686
Cash, end of year	$372,989	$228,956

Supplemental information:
Interest paid	$421,860	$388,757
Non-cash investing and financing activities:
Debt conversion and related activities	$837,170	$—
Adoption of ASC 842-old capital leases	$263,580	$—
Adoption of ASC 842	$1,173,946	$—
ReTargeter assets	$2,575,000	$—
Conversion of debt to common stock	$765,000	$—
Derecognition of derivative in exchange for common stock	$72,170	$—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.
7

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance. Inuvo has contractual relationships with three clients who collectively manage over 50% of all U.S. digital media budgets.

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

There are many barriers to entry associated with Inuvo’s business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things (IOT), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 17 issued and eight pending patents.

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

8

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

(2) $1,611,712 of the Termination Fee (the “ReTargeter Satisfaction Amount”) was satisfied by CPT transferring all of the assets related to CPT’s programmatic and RTB advertising solutions business conducted through managed services and a proprietary SaaS solution (the “ReTargeter Business”), free and clear of all liabilities, encumbrances, or liens, to Inuvo (the “ReTargeter Asset Transfer”). The enterprise valuation of the ReTargeter Business was determined to be $2.57 million.

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

Liquidity

The change in operating assets and liabilities during 2019 was a use of cash of $5,338,383 primarily due to a net loss of $4,488,107, decrease in the accounts payable balance by $1,978,974, an increase of accounts receivable of $973,522, offset by a increase in accrued expenses and other liabilities balance by $1,348,033 The seasonal nature of our business is such that the second half year revenue is typically greater than the first half year revenue and therefore, the related accounts receivable balance is higher. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

Our principal sources of liquidity are our borrowings under our credit facility, the Amended and Restated Financing Agreement with Western Alliance Bank which is described in Note 6 to our 2019 audited consolidated financial statements appearing elsewhere in this report, the sale of our common stock and borrowings from non-bank financial institutions. In March 2020, this credit facility was replaced by our credit facility with Hitachi. Our net working capital was negative $7.5 million as of December 31, 2019 compared to negative $6.9 million as of December 31, 2018. The lower net working capital is primarily due to a $4.4 million net loss for the year ended December 31, 2019, which is net of certain one-time gains of approximately $3.7 million, and which included approximately $1 million of expense associated with the failed Mergers described earlier in this section.

On March 1, 2019, we entered into a Securities Purchase Agreement with three accredited investors pursuant to which we sold an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020. On November 11, 2019 we entered into Note Modification and Release Agreements with the holders of two of these notes representing an aggregate of $1,080,000 principal amount of these notes. The third noteholder did not enter into a Note Modification and Release Agreement. Under the terms of the Note Modification and Release Agreement, the parties agreed that in consideration of such noteholder’s agreement to convert a minimum of 50% of the outstanding amount of the note (the “First Conversion Amount”) that the conversion price for the First Conversion Amount would be $0.265 per share and that the conversion price for any remaining amount due under the note would be $0.30 per share, subject to future adjustment under the terms of the note including dilutive issuances at price below $0.30 per share. Following the execution of the Note Modification and Release Agreement, the noteholders converted an aggregate of $765,000 principal amount due under the notes into 2,886,792 shares of our common stock. Additionally, the company derecognized a proportionate amount of the derivative liability totaling $72,170. In January 2020, a noteholder converted $360,000 principal amount due under the note into 1,200,000 shares of our common stock. After this conversion, $315,000 of the original principal amount was outstanding under all of these notes.

For 2019, our revenues declined 16% from the same period in the prior year. We reported losses from operations of approximately $7.7 million for the year ended December 31, 2019. In addition to the $1 million Mergers costs described above, the lower revenue in 2019 is principally responsible for our losses. Of the net loss after the one-time gains described above for 2019, approximately $4.3 million were the non-cash expenses of depreciation, amortization and stock-based compensation.
9

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

We have pooled our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations by the second half of 2020. However, there is no assurance that we will be able to achieve this objective. We use the Financing Agreement discussed above to partially fund operations. However, if we continue to experience losses, we may be unable to borrow funds under this agreement.

Though we believe current operating cash flows and the credit facility will be sufficient to sustain operations into at least the third quarter of 2020, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions. There is no assurance that we will be successful in obtaining funding to continue operations in which case we would need to find additional sources of credit and make substantial reductions to operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. The Company had not experienced an impact from Covid-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. In April of 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. The Company is unable at this time to predict with any certainty how the second quarter will materialize and as a result is taking a just-in-time approach to business operations, focusing resources on areas with immediate revenue potential and reducing expenses where necessary.

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

The below table is the proportion of revenue that is generated through advertisements on our partners sites and owned sites:

10

	For the Years Ended December 31,
	2019		2018
Partners	$41,763,064	67.9%	$52,087,368	71.0%
Owned Sites	19,762,150	32.1%	21,243,274	29.0%
Total	$61,525,214	100.0%	$73,330,642	100.0%

The following table presents our revenue disaggregated by channel:

	For the Years Ended December 31,
	2019	2018
Mobile	$37,120,187	$50,785,680
Desktop	23,390,006	21,398,065
Other	1,015,021	1,146,897
Total	$61,525,214	$73,330,642

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,680,104 and $1,815,281, respectively, for the years ended December 31, 2019 and 2018.

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
11

We determined there was no impairment of goodwill during 2019 and 2018.

See Note 5, Intangible Assets and Goodwill, for more information.

Intangible Assets - We allocate a portion of the purchase price of acquisitions to identifiable intangible assets and we amortize definite-lived assets over their estimated useful lives. We consider our indefinite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Trade names are not amortized as they are believed to have an indefinite life. Trade names are reviewed annually for impairment under ASC 350. We also acquire intangible assets outside of acquisitions and record them at their fair value and amortize them over their estimated useful lives.

We recorded no impairment of intangible assets during 2019 or 2018.

We recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income, which requires significant judgment. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a full valuation for the net deferred tax assets as of December 31, 2019 and 2018.

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

Government Grant- During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognized the grant funds into income as a reduction of the related expense in the period in which those expenses were recognized. We deferred grant funds related to capitalized costs and classified them as current or long-term liabilities on the balance sheet according to the classification of the associated asset.

12

As of December 31, 2019, there were 33 employees in Arkansas, thirteen employees under the required 50. As such, we recorded a contingent liability $85,000.

Treasury Stock - The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock we acquire in the market.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2019 and 2018 and therefore, shares associated with stock options, restricted stock and convertible debt are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

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

Concentration of credit risk - We are exposed to concentrations of risk primarily in cash and accounts receivable, which are generally not collateralized. Our policy is to place our cash with high credit, quality financial institutions in order to limit the amount of credit exposure. At times, deposits may exceed FDIC limits. We do not require collateral from our customers, but our credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

Customer concentrations - At December 31, 2019, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable. These customers combined owed approximately 60% of our gross accounts receivable balance as of December 31, 2019. The same two customers accounted for 78.5% of our revenue for the year ended December 31, 2019.

In 2018, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable. These customers combined owed approximately 71.1% of our gross accounts receivable balance as of December 31, 2018. The same two customers accounted for 81.8% of our revenue for the year ended and December 31, 2018.

Use of estimates - The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, valuation of long-lived assets and derivative liability. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Additional accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new standard effective January 1, 2019 on a modified retrospective basis and did not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to
13

combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2019 and 2018:

	2019	2018
Balance at the beginning of the year	$63,727	$83,789
Provision/(recoveries) for bad debts	189,441	(14,000)
Charge-offs	(28,168)	(6,062)
Balance at the end of the year	$225,000	$63,727

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2019 and 2018 was as follows:

	2019	2018
Furniture and fixtures	$293,152	$293,152
Equipment	1,025,357	1,527,054
Software	10,309,298	9,142,075
Leasehold improvements	421,016	421,016
Subtotal	$12,048,823	$11,383,297
Less: accumulated depreciation and amortization	(10,674,671)	(9,259,625)
Total	$1,374,152	$2,123,672

Note 5 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2019:
14

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2019 Amortization

Customer list, Google	20 years	$8,820,000	$(3,454,500)	$5,365,500	$441,000
Technology	5 years	3,600,000	(2,100,000)	1,500,000	720,000
Customer list, ReTargeter (2)	5 years	1,931,250	(160,938)	1,770,312	160,938
Customer list, all other	10 years	1,610,000	(1,261,198)	348,802	161,004
Brand name, ReTargeter (2)	5 years	643,750	(53,646)	590,104	53,646
Customer relationships	20 years	570,000	(83,125)	486,875	28,500
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(7,113,407)	$10,451,593	$1,565,088

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2018:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2018 Amortization
Customer list, Google	20 years	$8,820,000	$(3,013,500)	$5,806,500	$441,000
Technology	5 years	3,600,000	(1,380,000)	2,220,000	720,000
Customer list, all other	10 years	1,610,000	(1,100,194)	509,806	161,004
Customer relationships	20 years	570,000	(54,625)	515,375	28,500
Tradenames, web properties (1)	-	390,000	—	390,000	—
Brand	1 year	121,000	(121,000)	—	10,083
Non-competition agreements	1 year	69,000	(69,000)	—	5,750
Intangible assets classified as long-term		$15,180,000	$(5,738,319)	$9,441,681	$1,366,337

Goodwill, total		$9,853,342	$—	$9,853,342	$—
___________

(1)The trade names related to our web properties have an indefinite life, and as such are not amortized.
(2)We recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.

Our amortization expense over the next five years and thereafter is as follows:

2020	$1,865,504
2021	1,865,504
2022	1,071,294
2023	984,500
2024	769,917
Thereafter	3,504,874
Total	$10,061,593

Note 6 - Bank Debt

The following table summarizes our outstanding bank debt balances:

	December 31, 2019	December 31, 2018
Financed receivables - 5.75 percent at December 31, 2019 (prime plus 1 percent) on invoice receivables; 6.75 percent at December 31, 2019 (prime plus 2 percent) on uninvoiced receivables	3,381,364	1,859,853
Total	$3,381,364	$1,859,853

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

On June 6, 2019, we entered into the Third Amendment to the Amended and Restated Financing. The Third Amendment provided that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the Amended and Restated Financing Agreement, that: (i) lender has no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000.

Note 7 - Notes Payable

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company used the proceeds from these notes to pay certain costs associated with the terminated Merger. The notes were unsecured, bore interest at 10% per annum and were due and satisfied on November 1, 2019.

Note 8 - Convertible Promissory Note

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

Consideration of Down Round price adjustment

The Notes contain certain triggers that create adjustments to the conversion ratio, which provide down round protection to the holders. Because the conversion feature has been bifurcated as an embedded derivative and is marked to fair value at each
16

reporting period, the actual occurrence of a trigger and the resulting adjustment to the conversion rate does not require any additional accounting treatment at the time of the price adjustment. Rather, the next fair value computation reflects the new terms of the conversion feature.

On July 15, 2019, we closed on an underwritten public offering of 13,750,000 shares at an offering price of $0.30 per share. As a result, this triggered a corresponding adjustment to the conversion ratio in the Notes to $0.30. The fair value of the embedded derivative at September 30, 2019, reflected these new terms.

Modifications/Extinguishment

On November 11, 2019, we entered into Note Modification and Release Agreements with the holders of $1,080,000 principal amount of the Calvary Notes. Under the terms of the Note Modification and Release Agreement, the parties agreed that in consideration of such noteholder’s agreement to convert a minimum of 50% of the outstanding amount of the note (the “First Conversion Amount”) that the conversion price for the First Conversion Amount would be $0.265 per share and that the conversion price for any remaining amount due under the note would be $0.30 per share, subject to future adjustment under the terms of the note including dilutive issuances at price below $0.30 per share. The agreement contains mutual general releases. These holders converted an aggregate of $765,000 due under the Calvary Notes into 2,886,792 shares of our common stock. Immediately prior to the conversion, the carrying value of the derivative was marked-to-market. Upon converting, the issued shares were recorded at their fair value of $0.29 per share. This resulted in a loss on extinguishment. Both the loss due to the marking to market and the loss on extinguishment totaling approximately $193,000 were recorded to other income, net. See Note 9 for discussion.

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

Note 9 - Derivative Liability

Derivative contracts are recorded at fair value under ASC 820 using quoted market prices and significant other observable inputs. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

At December 31, 2019, we recorded a derivative liability of $182,250 related to the modification and extinguishment of the convertible promissory note discussed in Note 8 - Convertible Promissory Note. In accordance with the guidance above, the fair value of the derivative liability is considered "Level 3."

Note 10 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2019 and 2018:

	2019	2018
Accrued marketing costs (TAC)	$2,200,014	$1,509,843
Accrued expenses and other	1,152,267	461,823
Operating lease liability	362,130	—
Finance lease liability	80,777	—
Capital leases, current portion	—	198,769
Accrued commissions	115,707	200,290
Arkansas grant contingency	85,000	55,000
Accrued sales allowance	50,000	50,000
Accrued taxes, current portion	11,445	14,109
Total	$4,057,340	$2,489,834

Note 11 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2019 and 2018:

	2019	2018
Capital leases, less current portion	—	80,969
Operating lease liability	394,889	—
Deferred rent	57,162	98,276
Accrued taxes, less current portion	—	13,762
Total	$452,051	$193,007

Note 12 - Income Taxes

The provision for income taxes consists of the following at December 31, 2019 and 2018:

	2019	2018
Current tax provision	$—	$—
Deferred tax benefit	(334,394)	—
Total tax benefit	$(334,394)	$—

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2019	2018
Federal statutory rate	21%	21%
State income tax rate, net of federal benefit	1%	(1%)
Permanent differences	(3%)	(2%)
Change in valuation allowance	(12%)	(18%)
	7%	—%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we
18

considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of December 31, 2019 and 2018.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
Net operating loss carry forward	$32,742,350	$31,473,506
Intangible assets	686,400	863,400
Accrued expense	223,100	142,000
Deferred rent	15,700	27,000
Allowance for doubtful accounts	61,700	17,500
Other	258,600	140,300
Subtotal	33,987,850	32,663,706
Less valuation allowance	(33,987,850)	(32,663,706)
Total	—	—
Deferred tax liabilities:
Intangible assets and property and equipment	1,989,800	2,162,500
Other	29,400	177,332
Total	2,019,200	2,339,832
Total deferred tax liabilities	$(2,019,200)	$(2,339,832)

The net operating losses amounted to approximately $92,335,523 and expire beginning 2022 through 2037. Pursuant to Internal Revenue Service Code Section 382, the use of certain of the Company’s net operating loss carry forwards are limited due to a cumulative change in ownership.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2016 through 2018. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2019 and 2018.

Note 13 - Stock-Based Compensation

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

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $789,914 and $915,469 for the years ended December 31, 2019 and 2018, respectively. Total compensation cost not yet recognized at December 31, 2019 was $619,422 to be recognized over a weighted-average recognition period of 1 year.

Award Information and Activity

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

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), 2010 ECP and 2017 ECP plans as of December 31, 2019:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	1,382,281	511,544	7,206,175	9,100,000
2010 ECP	14,498	1,186,670	3,855,091	25,759	5,082,018
2005 LTIP (*)	3,750	—	950,085	—	953,835
Total	18,248	2,568,951	5,316,720	7,231,934	15,135,853
(*) Expired June 2015

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes-Merton valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 0% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. At December 31, 2019, the 2005 LTIP and 2010 ECP plans had 18,248 outstanding options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $1.74 and a weighted average remaining contractual term of 1.5 years.

The following table summarizes our stock option activity under the 2005 LTIP and 2010 ECP plans during 2019:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	264,246	$2.84
Granted	—	$—
Forfeited, expired or cancelled	245,998	$2.92
Exercised	—	$—
Outstanding, end of year	18,248	$1.74
Exercisable, end of year	18,248	$1.74

No options were granted during 2019 or 2018.

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

The following table summarizes our restricted stock activity for 2019:

	Restricted Stock	Weighted Average Fair Value
Outstanding, beginning of year	1,571,864	$0.79
Granted	3,061,429	$0.30
Exercised	944,052	$0.58
Forfeited	1,120,290	$0.83
Outstanding, end of year	2,568,951	$0.79

Note 14 – Stockholders Equity

Earnings per Share

During the 2019 and 2018, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 15 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee's contributions to the plan up to the first four of the employee's annual salary. Effective October 31, 2018, the employer match was suspended. The matching contribution for the year ended 2018 was $222,083.

Note 16 - Leases

The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's December 31, 2019 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The
Company’s obligations to make lease payments are also listed as a separate line items on the Company's December 31, 2019 consolidated balance sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total operating and financed right-of-use assets were $756,115 and $88,178, respectively. The Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expense and other current liabilities" section of the consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the twelve months ended December 31, 2019, the Company recognized approximately $697 thousand in total lease costs, which was comprised of $417 thousand in operating lease costs for right-of use assets and $280 thousand in lease costs related to lease liabilities.

As of December 31, 2019, the Company recorded $177,193 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities are as follows:

December 31, 2019
Cash paid for operating lease liabilities	$451,107
Weighted-average remaining lease term	2.0 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2019
2020	408,263
2021	242,558
2022	163,284
814,105
Less imputed interest	(57,084)
Total lease liabilities	$757,021

Information related to the Company's financed lease liabilities are as follows:

December 31, 2019
Cash paid for finance lease liabilities	$270,312
Weighted-average remaining lease term	Less than one year
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2019
2020	82,405
82,405
Less imputed interest	(1,628)
Total lease liabilities	$80,777

Note 17 - Related Party Transactions

In June 2019, the Company entered into a agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space. The lease is for six-months commencing on July 1, 2019 and cost $60,000 which was prepaid in June 2019. Additionally, in 2018, the Company received a total of $31,500 from First Orion Corp.
for providing IT services.

On November 2, 2018, each of Messrs. Richard K. Howe, the Company’s Chief Executive Officer and member of our board of directors, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of the Company’s board of directors, lent the Company $62,500, for an aggregate of $250,000, under the terms of 10% Promissory Notes. The Company used the proceeds from these notes to pay certain costs associated with the terminated Merger. The notes were unsecured, bore interest at 10% per annum and were due and satisfied on November 1, 2019.

Note 18 - Subsequent Events

In January 2020, a noteholder of the Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 converted $360,000 principal amount due under the note into 1,200,000 shares of our common stock. After this conversion, $315,000 of the original principal amount was outstanding under all of these notes (see Note 8).

On March 12, 2020 Inuvo, Inc. closed a Loan and Security Agreement (the “Loan and Security Agreement”) dated February 28, 2020 by and between our company and our subsidiaries and Hitachi Capital America Corp. (“Hitachi”). Under the terms of the Loan and Security Agreement Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable (as those terms are defined in the Loan and Security Agreement) or 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020 we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy our obligations to Western Alliance Bank under our credit agreement with it and the balance is being used for working capital. Following the satisfaction of our obligations to Western Alliance Bank, all agreements with that entity have been terminated.

We will pay Hitachi monthly interest at the rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Loan and Security Agreement contains certain affirmative and negative covenants to which we are also subject.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we should repay the amounts due under the Loan and Security Agreement before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000.

On March 20, 2020 Inuvo, Inc. we sold an aggregate of 3,931,428 shares of our common stock at a purchase price of $0.175 per share to the five members of our Board of Directors in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. We received proceeds of $688,000 in this offering. The purchase price of the shares of our common stock sold in the offering exceeded the closing market price of our common stock on March 19, 2020, the trading day immediately preceding the day the binding Insider Subscription Agreements were executed by the purchasers. The purchasers were all accredited investors. We did not pay any commissions or finder’s fees, and we are using the proceeds for general working capital.

On March 26, 2020, we entered into Subscription Agreements with certain investors pursuant to which we agreed to issue and sell, in a registered direct offering an aggregate of 3,115,000 shares of our common stock at a price of $0.175 per share. On March 27, 2020 we closed these sales and received $545,125 in gross proceeds. On April 1, 2020, we entered into Subscription Agreements with certain investors pursuant to which we agreed to issue and sell an additional 914,285 shares of our common stock at a price of $0.175 per share in this registered direct offering. On April 2, 2020 we closed these sales and received gross proceeds of $245,050. No underwriter or placement agent participated in the registered direct offering, and we are using the proceeds for working capital.

On April 10, 2020, we”) obtained an unsecured loan $1.1 million loan through Relyance Bank N.A. under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, the Company will use proceeds from the PPP Loan primarily for payroll costs.
Effective April 20, 2020 the Company and the holder of the remaining issued and outstanding Original Issue Discount Unsecured Subordinated Convertible Note due September 1, 2020 in the principal amount of $315,000 (the “Promissory Note”) as modified under that certain Note Modification and Release Agreement effective November 11, 2019 (the “Modification”) (the Promissory Note and Modification collectively referred to herein as, the “Note”), agreed to amend the Note to extend the maturity date to December 31, 2020 and reduce the conversion price to $0.175 per share. On April 21, 2020, the remaining noteholder converted $200,000 principal amount due under the remaining note into 1,142,857 shares of our common stock.

First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. The Company had not experienced an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. In April of 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. The Company is unable at this time to predict with any certainty how the second quarter will materialize and as a result is taking a just-in-time approach to business operations, focusing resources on areas with immediate revenue potential and reducing expenses where necessary.

