Form 10-Q
period 2020-03-31
Inuvo, Inc.
filed 2020-05-15
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	May 8, 2020
Common Stock	63,607,474

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
•the unknown impact of the coronavirus on our company;
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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("SEC") on May 12, 2020, and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "first quarter 2020" means for the three months ended March 31, 2020, "first quarter 2019" means for the three months ended March 31, 2019, “2019” means the fiscal year ended December 31, 2019 and "2020" means the fiscal year ending December 31, 2020. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$470,807	$372,989
Accounts receivable, net of allowance for doubtful accounts of $225,000.	5,796,515	7,529,785
Prepaid expenses and other current assets	353,795	243,888
Total current assets	6,621,117	8,146,662
Property and equipment, net	1,315,633	1,374,152
Other assets
Intangible assets, net of accumulated amortization	9,985,217	10,451,593
Goodwill	9,853,342	9,853,342
Right of use assets - operating lease	646,727	756,115
Right of use assets - finance lease	476,209	88,178
Other assets	20,886	20,886
Total other assets	20,982,381	21,170,114
Total assets	$28,919,131	$30,690,928

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,115,326	$7,520,567
Accrued expenses and other current liabilities	3,759,314	3,614,433
Lease liability - operating lease	301,641	362,130
Lease liability - finance lease	211,285	80,777
Line of credit	1,503,147	—
Financed receivables	—	3,381,364
Convertible promissory note	271,108	536,806
Derivative liability	149,400	182,250
Total current liabilities	14,311,221	15,678,327

Long-term liabilities
Deferred tax liability	2,019,200	2,019,200
Lease liability - operating lease	345,596	394,889
Lease liability - finance lease	142,986	—
Other long-term liabilities	520,846	57,162
Total long-term liabilities	3,028,628	2,471,251

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 100,000,000; issued shares 60,729,560 and 52,222,538, respectively; outstanding shares 60,353,033 and 51,846,011, respectively	60,730	52,223
Additional paid-in capital	146,698,348	144,843,687
Accumulated deficit	(133,783,237)	(130,958,001)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	11,579,282	12,541,350
Total liabilities and stockholders' equity	$28,919,131	$30,690,928
    See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net revenue	$14,932,983	$15,464,569
Cost of revenue	3,439,501	6,680,628
Gross profit	11,493,482	8,783,941
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	9,622,823	6,544,009
Compensation	2,344,235	1,808,556
Selling, general and administrative	2,058,842	2,377,061
Total operating expenses	14,025,900	10,729,626
Operating loss	(2,532,418)	(1,945,685)
Interest expense, net	(152,511)	(516,708)
Other expense, net	(140,307)	—
Net loss	$(2,825,236)	$(2,462,393)

Per common share data
Basic and diluted:
Net loss	$(0.05)	$(0.08)

Weighted average shares
Basic	53,642,787	32,396,998
Diluted	53,642,787	32,396,998

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(2,825,236)	$(2,462,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible debt	68,757	—
Depreciation and amortization	835,748	823,765
Depreciation-Right of Use Assets	105,678	—
Stock based compensation	208,897	96,871
Mark to market fair value of derivative	71,550	333,333
Amortization of financing fees	10,198	21,182
Amortization of debt discount	14,982	—
Amortization of OID interest expense	10,787	—
Change in operating assets and liabilities:
Accounts receivable	1,737,568	557,332
Prepaid expenses, unbilled revenue and other current assets	(120,360)	(19,454)
Accrued expenses and other liabilities	108,172	592,293
Accounts payable	594,759	(990,764)
Net cash provided by/(used in) operating activities	821,500	(1,047,835)
Investing activities:
Purchases of equipment and capitalized development costs	(310,853)	(310,221)
Net cash used in investing activities	(310,853)	(310,221)
Financing activities:
Proceeds from sale of common stock, net	1,206,788	—
Proceeds from ValidClick licensing agreement	500,000	—
Proceeds from convertible promissory notes	—	1,200,000
Net proceeds from line of credit	(1,878,217)	—
Net proceeds from financed receivables	—	231,512
Payments on finance lease obligations	(220,216)	(54,015)
Net taxes paid on RSU grants exercised	(21,184)	—
Net cash (used in)/provided by financing activities	(412,829)	1,377,497
Net change – cash	97,818	19,441
Cash, beginning of year	372,989	228,956
Cash, end of period	$470,807	$248,397
Supplemental information:
Interest paid	$126,236	$117,609
Non cash investing and financing activities:
Adoption of ASC 842	$—	$1,437,526
Conversion of Debt and derecognition of derivative and discounts to common stock	$468,667	$—
Assets purchased under finance lease obligations	$364,545	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
(unaudited)
For the Three Months Ended March 31,

2020
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balance as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(130,958,001)	$(1,396,559)	$12,541,350
Net loss				(2,825,236)		(2,825,236)
Stock-based compensation			208,897			208,897
Stock issued for vested restricted stock awards	260,593	261	(261)			—
Shares withheld for taxes on vested restricted stock			(21,184)			(21,184)
Convertible Note Conversion	1,200,000	1,200	467,467			468,667
Sale of common stock, net	7,046,429	7,046	1,199,742			1,206,788
Balance as of March 31, 2020	60,353,033	60,730	$146,698,348	$(133,783,237)	$(1,396,559)	$11,579,282

2019
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balance as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(126,469,894)	$(1,396,559)	$11,033,815
Net loss				(2,462,393)		(2,462,393)
Stock-based compensation			96,871			96,871
Stock issued for vested restricted stock awards	186,031	186	(186)			—
Balance as of March 31, 2019	32,567,321	$32,945	$138,964,194	$(128,932,287)	$(1,396,559)	$8,668,293

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

(2) $1,611,712 of the Termination Fee (the “ReTargeter Satisfaction Amount”) was satisfied by CPT transferring all of the assets related to CPT’s programmatic and RTB advertising solutions business conducted through managed services and a proprietary SaaS solution (the “ReTargeter Business”), free and clear of all liabilities, encumbrances, or liens, to Inuvo (the “ReTargeter Asset Transfer”). The enterprise valuation of the ReTargeter Business was determined to be $2.57 million; and

(3) CPT paid $125,000 to Inuvo on September 15, 2019 to be contributed to the settlement of ongoing litigation with respect to the Mergers (the “Litigation Fee”).

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

Liquidity
For the three months ended March 31, 2020, our revenues declined 3.4% from the same period in the prior year. The lower revenue and higher operating costs in the three-month period of 2020 is principally responsible for our $2.8 million net loss. Of the loss, approximately $1.1 million were the non-cash expenses of depreciation, amortization and stock-based compensation. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and negative cash flows generated from operating activities introduces potential risk to operation without interruption. Our principal sources of liquidity are our borrowings under our credit facility which is described in Note 5, the sale of our common stock and borrowings from non-bank financial institutions.

On March 20, 2020, we closed a Loan and Security Agreement (the “Loan and Security Agreement”) dated February 28, 2020 by and between our company and our subsidiaries and Hitachi Capital America Corp. (“Hitachi”) replacing the previous credit facility with Western Alliance Bank. Under the terms of the Loan and Security Agreement Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable (as those terms are defined in the Loan and Security Agreement) or 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020 we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy our obligations to Western Alliance Bank under our credit agreement with it and the balance is being used for working capital. Following the satisfaction of our obligations to Western Alliance Bank, all agreements with that entity have been terminated.

On March 20, 2020, we sold an aggregate of 3,931,428 shares of our common stock at a purchase price of $0.175 per share to the five members of our Board of Directors in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. We received proceeds of $688,000 in this offering.

On March 27, 2020, we closed on the first tranche of a registered direct offering (the "Registered Direct Offering") in which we sold 3,115,001 shares of our common stock at a price of $0.175 per share for gross proceeds of $545,125.

On April 2, 2020, we closed on a second tranch of the Registered Direct Offering in which we sold 1,400,285 shares of our common stock at a price of $0.175 per share for gross proceeds of $245,050.

On April 10, 2020, we obtained an unsecured $1.1 million loan through Relyance Bank N.A. under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, the we will use proceeds from the PPP Loan primarily for payroll costs.

We have pooled our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations by the second half of 2020. However, there is no assurance that we will be able to achieve this objective.

Though we believe current operating cash flows and the credit facility will be sufficient to sustain operations into the third quarter of 2020, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions. There is no assurance that we will be successful in obtaining funding to continue operations in which case we would need to find additional sources of credit and make substantial reductions to operating expense. A substantial reduction of operating expense may cause disruption to the business and the generation of future revenue. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared with the realization of assets and the satisfaction of liabilities in the normal course of business.

Customer concentration

We generated the majority of our revenue from two customers, Yahoo! and Google as noted below:

	For the Three Months Ended March 31,
	2020	2019
Yahoo!	51.4%	73.6%
Google	18.4%	11.7%
Total	69.8%	85.3%

As of March 31, 2020, Yahoo! and Google accounted for 55.0% of our gross accounts receivable balance. As of December 31, 2019, the same two customers accounted for 60.2% of our gross accounts receivable balance.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on May 12, 2020.

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

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Three Months Ended March 31,
	2020		2019
ValidClick Platform	$13,076,990	87.6%	$14,188,025	91.7%
IntentKey Platform	1,855,993	12.4%	1,276,544	8.3%
Total	$14,932,983	100.0%	$15,464,569	100.0%

The following table presents our revenue disaggregated by channel:

	For the Three Months Ended March 31,
	2020	2019
Mobile	$7,674,981	$10,546,622
Desktop	6,887,241	4,594,622
Other	370,761	323,325
Total	$14,932,983	$15,464,569

Leases

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. On November 15, 2019, the FASB delayed the effective date certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities.

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$293,152	$293,152
Equipment	1,043,521	1,025,357
Capitalized internal use and purchased software	10,601,987	10,309,298
Leasehold improvements	421,016	421,016
Subtotal	12,359,676	12,048,823
Less: accumulated depreciation and amortization	(11,044,043)	(10,674,671)
Total	$1,315,633	$1,374,152

During the three months ended March 31, 2020 and March 31, 2019, depreciation expense was $369,372 and $441,841, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets as of March 31, 2020:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(3,564,750)	$5,255,250	$110,250
Technology	5 years	3,600,000	(2,280,000)	1,320,000	180,000
Customer list, ReTargeter (2)	5 years	1,931,250	(257,500)	1,673,750	96,563
Customer list, all other	10 years	1,610,000	(1,301,450)	308,550	40,250
Brand name, ReTargeter (2)	5 years	643,750	(85,833)	557,917	32,188
Customer relationships	20 years	570,000	(90,250)	479,750	7,125
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(7,579,783)	$9,985,217	$466,376

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

1.The trade names related to our web properties have an indefinite life, and as such are not amortized.
2.We recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.
Amortization expense over the next five years and thereafter is as follows:

2020	$1,399,128
2021	1,865,504
2022	1,071,294
2023	984,500
2023	769,917
Thereafter	3,504,874
Total	$9,595,217

Note 5 - Bank Debt

The following table summarizes our bank debt as of:

	March 31, 2020	December 31, 2019
Line of credit - 6.75 percent at March 31, 2020 (prime plus 2 percent)	$1,503,147	$—
Financed receivables - 5.75 percent at December 31, 2019 (prime plus 1 percent) on invoiced receivables; 6.75 percent December 31, 2019 (prime plus 2 percent) on uninvoiced receivables	$—	$3,381,364
Total	$1,503,147	$3,381,364

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we used to help satisfy our working capital needs. On October 11, 2018, we entered into the Amended and Restated Financing Agreement with Western Alliance Bank which superseded the Business Financing Agreement, as amended. The material terms of the Amended and Restated Financing Agreement included financing eligible invoiced receivables at an advance rate of 85% and an interest rate of prime plus 1% and a sub-limit of up to $2.5 million of uninvoiced eligible receivables at an advance rate of 75% and an interest rate of prime plus 2%. The sub-limit provision expired at the end of April 2019. The Amended and Restated Financing Agreement included certain fees; a facility fee of $11,765 due at closing; an annual facility fee of 0.25% of the account balance due beginning on April 20, 2019; a monthly maintenance fee of 0.125% of the ending daily account balance; a $30,000 fee in lieu of a warrant; and $80,000 due upon termination of the agreement or repayment of our obligations under the agreement. The Amended and Restated Financing Agreement was secured by all of our assets. On April 30, 2019, under the terms of the Second Amendment, Western Alliance Bank agreed to extend the $2.5 million sub-limit provision of uninvoiced eligible receivables until the earlier of May 31, 2019 or three days after the closing of the Mergers, among other terms.

On June 6, 2019, we entered into the Third Amendment to the Amended and Restated Financing. The Third Amendment provided that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the Amended and Restated Financing Agreement, that: (i) lender had no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000.

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable or 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020 we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy our obligations to Western Alliance Bank under our credit agreement with it and the balance is being used for working capital. Following the satisfaction of our obligations to Western Alliance Bank, all agreements with that entity have been terminated. We pay Hitachi a monthly interest at the rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand.

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

Note 6 – Accrued Expenses, Other Current Liabilities and Lease Liabilities

The accrued expenses, other current liabilities and lease liabilities consist of the following as of:

	March 31, 2020	December 31, 2019
Accrued marketing costs (TAC)	$2,389,201	$2,200,014
Accrued expenses and other	1,011,802	1,152,267
Accrued payroll and commission liabilities	226,901	115,707
Arkansas grant contingency	75,000	85,000
Accrued sales allowance	50,000	50,000
Accrued taxes	6,410	11,445
Operating lease liability	301,641	362,130
Financing lease liability	211,285	80,777

Total	$4,272,240	$4,057,340

Note 7 - Convertible Promissory Notes

On March 1, 2019, Inuvo entered into a Securities Purchase Agreement with three accredited investors (the “Purchasers”) for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the “Calvary Notes”) to fund working capital and additional expenses resulting from the delay in closing of the Mergers associated with the government shut down. The initial conversion price of the Calvary Notes was $1.08 per share which would make them convertible into 1,333,333 unregistered shares of Inuvo’s common stock upon conversion. The Calvary Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Calvary Notes and Inuvo utilized the proceeds for working capital. The Calvary Notes are reported net of unamortized original issue discounts and initial value attributed to the bifurcated embedded conversion feature. At March 31, 2020, the remaining principal amount outstanding is $315,000, with a carrying amount net of discounts of $271,108.

Consideration of Down Round price adjustment

The Notes contain certain triggers that create adjustments to the conversion ratio, which provide down round protection to the holders. Because the conversion feature has been bifurcated as an embedded derivative and is marked to fair value at each reporting period, the actual occurrence of a trigger and the resulting adjustment to the conversion rate does not require any additional accounting treatment at the time of the price adjustment. Rather, the next fair value computation reflects the new terms of the conversion feature.

On July 15, 2019, we closed on an underwritten public offering of 13,750,000 shares at an offering price of $0.30 per share. As a result, this triggered a corresponding adjustment to the conversion ratio in the Notes to $0.30. The fair value of the embedded derivative at September 30, 2019, reflected these new terms.

Modifications/Extinguishment

On November 11, 2019 we entered into Note Modification and Release Agreements with the holders of $1,080,000 principal amount of the Calvary Notes. Under the terms of the Note Modification and Release Agreement, the parties agreed that in consideration of such noteholder’s agreement to convert a minimum of 50% of the outstanding amount of the note (the “First Conversion Amount”) that the conversion price for the First Conversion Amount would be $0.265 per share and that the conversion price for any remaining amount due under the note would be $0.30 per share, subject to future adjustments under the terms of the note including dilutive issuances at a price below $0.30 per share, subject to a floor of $0.23 per share. The agreement contains mutual general releases. These holders converted an aggregate of $765,000 due under the Calvary Notes into 2,886,792 shares of our common stock. Immediately prior to the conversion, the carrying value of the derivative was marked-to-market. Upon converting, the issued shares were recorded at their fair value of $0.29 per share. This resulted in a loss on extinguishment. Both the loss due to the marking to market and the loss on extinguishment totaling approximately $193,000 were recorded to other income, net.

In January 2020, a noteholder of the Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 converted $360,000 principal amount due under the Note into 1,200,000 shares of our common stock. The carrying value of the bifurcated derivative was marked-to-market immediately prior to the conversion. Upon conversion, the issued shares were recorded at their fair value. Both the loss due to the marked-to-market and loss on extinguishment of approximately $69,000 were recorded to other income, net. See Note 8 for discussion.

Note 8 - Derivative Liability

The derivative liability reported in the financial statements represents the embedded conversion feature in the convertible promissory notes described in Note 7, which has been bifurcated for accounting purposes. The derivative is marked-to-market each reporting period at fair value under ASC 820 using significant observable and unobservable inputs, with changes in fair value recorded in the statement of operations. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

At March 31, 2020, we recorded a derivative liability of $149,400 related to the bifurcated embedded conversion feature of the Calvary Notes discussed in Note 7 - Convertible Promissory Note. In accordance with the guidance above, the fair value of the derivative liability is considered "Level 3."

Note 9 – Lease Liabilities and Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	March 31, 2020	December 31, 2019
Deferred revenue	$500,000	$—
Operating lease liability	345,596	394,889
Financing lease liability	142,986	—
Deferred rent	20,846	57,162
Total	$1,009,428	$452,051

Note 10 - Commitments

In March 2020, we entered into an agreement to allow a third party to license and use ValidClick technology. The agreement required a nonrefundable, fully earned fee of $500,000 in March with subsequent fees as earned in later quarters. The $500,000 fee was recognized as deferred revenue in March 2020. We are committed to paying a monthly development royalty and marketing services fee when certain adjusted gross profit targets are achieved.

Note 11 – Income Taxes

We have a deferred tax liability of $2,019,200 as of March 31, 2020 and December 31, 2019, related to intangible assets acquired in March 2012, February 2017 and June 2019.

We also have a net deferred tax asset $33,987,850. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for the net deferred tax assets that may not be realized as of March 31, 2020 and December 31, 2019.

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

On January 1, 2020, in accordance with the plan provisions, the number of shares available for issuance under the 2017 and 2010 ECP plans were increased by 150,000 and 250,000 shares, respectively.

Compensation Expense

For the three months ended March 31, 2020 and March 31, 2019, we recorded stock-based compensation expense for all equity incentive plans of $208,897 and $96,871, respectively. Total compensation cost not yet recognized at March 31, 2020 was $424,464 to be recognized over a weighted-average recognition period of 1.0 year.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP for the three months ended March 31, 2020:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	1,165,479	728,346	7,356,175	9,250,000
2010 ECP (**)	14,498	1,072,171	3,969,590	275,759	5,332,018
2005 LTIP (*)	—	—	953,835	—	953,835
Total	14,498	2,237,650	5,651,771	7,631,934	15,535,853
(*) Expired June 2015
(**) Expires April 2020

The following table summarizes the activities of stock option awards under the 2005 LTIP and the 2010 ECP as of March 31, 2020:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	18,248	$1.74	1.8	$2,019
Stock options canceled	3,750	$3.7	—	—
Balance as of March 31, 2020	14,498	$1.23	1.64	$2,019
Stock options exercisable as of March 31, 2020	14,498	$1.23	1.64	$2,019

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2020:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	2,568,951	$0.79
Granted	—	$—
Vested	331,301	$0.21
Forfeited	—	$—
Unvested as of March 31, 2020	2,237,650	$0.27

Note 13 - Earnings per Share

During the three month period ended March 31, 2020 and March 31, 2019, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 14 - Leases
The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's March 31, 2020 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's March 31, 2020, consolidated balance sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2020 and 2019, total operating and financed right-of-use assets were $646,727 and $476,209, and $756,115 and $88,178, respectively. The Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expenses and other current liabilities" section of the consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.
As of March 31, 2020, the Company recorded $105,678 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for operating lease liabilities	$115,751
Weighted-average remaining lease term	1.9 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2020
2020	287,220
2021	242,558
2022	163,284
693,062
Less imputed interest	(45,825)
Total lease liabilities	$647,237

Information related to the Company's financed lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for finance lease liabilities	220,216
Weighted-average remaining lease term	1.0 year
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2020
2020	$178,957
2021	194,376
373,333
Less imputed interest	(19,062)
Total lease liabilities	$354,271

Note 15 - Related Party Transactions

On March 20, 2020, we sold an aggregate of 3,931,428 shares of our common stock at a purchase price of $0.175 per share to the five members of our Board of Directors in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. We received proceeds of $688,000 in this offering. The purchase price of the shares of our common stock sold in the offering exceeded the closing market price of our common stock on March 19, 2020, the trading day immediately preceding the day the binding Insider Subscription Agreements were executed by the purchasers. The purchasers were all accredited investors. We did not pay any commissions or finder’s fees, and we are using the proceeds for general working capital.

In June 2019, the Company entered into a agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space. The lease is for eight-months commencing on July 1, 2019 and cost $80,000 which was prepaid in June 2019.

Note 16 - Subsequent Events

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

On April 2, 2020, the Company closed on a second tranche of the Registered Direct Offering in which we sold 1,400,285 shares of our common stock at a price of $0.175 per share for aggregate gross proceeds of $245,050.

On April 10, 2020, the Company obtained an unsecured $1.1 million loan through Relyance Bank N.A. under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, the Company will use proceeds from the PPP Loan primarily for payroll costs.

Effective April 20, 2020, the Company and the holder of the remaining Calvary Notes due September 1, 2020 in the principal amount of $315,000 (the “Promissory Note”) as modified under that certain Note Modification and Release Agreement effective November 11, 2019 (the “Modification”) (the Promissory Note and Modification collectively referred to herein as, the “Note”), agreed to amend the Note to extend the maturity date to December 31, 2020 and reduce the conversion price to $0.175 per share. On April 21,2020, the Noteholder converted $200,000 principal amount due under the Note into 1,142,857 shares of our common stock. On May 5, 2020, the Noteholder converted the final $115,000 principal amount due under the Note into 657,143 shares of our common stock, thereby satisfying the Note in full.

On April 29, 2020, our Board of Directors implemented a temporary compensation change for senior officers and employees. Effective May 1, 2020, certain employees with salaries in excess of $100,000 per year will be required, on a temporary basis, to forego a specified percentage of their salary ranging from 50% to 7% (the “Reduction Percentage”). To incentivize these employees, each will be granted restricted stock unit awards (each, an “Award”) pursuant to the Company’s 2017 ECP. Management anticipates that these actions will reduce on-going expenses and assist the Company in achieving its short-term goals. The participants include the Company’s Chairman and CEO, Richard Howe, Chief Financial Officer, Wallace Ruiz, and Chief Operating Officer, Trey Barrett (collectively the “Named Executive Officers”). The temporary salaries for the Named Executive Officers are as follows:

Name and Principal Position	Temporary Salary
Richard K. Howe, Chairman and Chief Executive Officer	$212,500
Wallace Ruiz, Chief Financial Officer	$200,750
Don (Trey) Barrett III	$200,000

The Awards to be issued to the effected employees will be issued at the end of each semi-monthly pay period commencing May 15, 2020. The number of shares of common stock to be issued pursuant to each Award shall be computed as follows: applicable Reduction Percentage of one one-twenty-fourth (1/24) of the employee’s annual salary prior to the reduction divided by the per share closing price of the Company’s common stock on the NYSE American on the trading day prior to the end of each semi-monthly pay period. The Awards will vest six months after issuance at which time the shares will be issued. Except as otherwise provided in the Plan or any applicable employment agreement, the employee must remain in the employ of the Company during the vesting period and the Awards are not transferable prior to vesting. These actions will remain in effect until June 30, 2020. The Board may modify, terminate or extend the program at its discretion.

Additionally, the Board modified the independent director compensation program, which previously provided for a $30,000 annual cash retainer paid quarterly and annual restricted stock unit grants equivalent to $30,000 of worth of stock, eliminating the cash retainer and replacing it with quarterly restricted stock unit grants equivalent to $7,500 worth of stock vesting six months after date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance. Inuvo has contractual relationships with three clients who collectively manage over 50% of all U.S. digital media spend.

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

Impact of COVID-19 Pandemic
First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. We did not experience an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. Because we operate in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the coronavirus pandemic on our company is difficult. Beginning in late April 2020, we have experienced a significant reduction in marketing budgets for some IntentKey clients, a decrease in the number of supply partners and quantity of Internet traffic from supply partners within ValidClick, and a decrease in overall monetization rates in ValidClick, the combination of which has resulted in a significant reduction in our revenue run rate.

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

Our net working capital was negative $7.7 million as of March 31, 2020. During March 2020 and April 2020 we raised approximately $1.5 million of working capital through the sale of our securities and in April 2020 we obtained the PPP Loan of $1.1 million. With the reduction in our revenue run rate there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2019 appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on May 12, 2020. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, valuation of long-lived assets and derivative liability. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Three Months Ended March 31,
	2020	2019	Change	% Change
Net Revenue	$14,932,983	$15,464,569	$(531,586)	(3.4)%
Cost of Revenue	3,439,501	6,680,628	(3,241,127)	(48.5)%
Gross Profit	$11,493,482	$8,783,941	2,709,541	30.8%

Net Revenue
We experienced lower year over year revenue for the first quarter 2020 as compared to the first quarter of 2019 due primarily to lower monetization from advertising inventory sold to our largest demand partners in the ValidClick operations. Due to seasonality, revenue is typically lower in the first quarter of the year compared to the sequentially prior quarter. The lower ValidClick revenue is partially offset by a 45% increase in the IntentKey revenue and to higher ValidClick revenue from owned and operated sites.

Cost of Revenue

Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick and to ad exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey. The decrease in the cost of revenue in the three months ended March 31, 2020 compared to the same time periods in 2019 is due primarily to lower ValidClick revenue.
Operating Expenses

	For the Three Months Ended March 31,
	2020	2019	Change	% Change
Marketing costs	$9,622,823	$6,544,009	$3,078,814	47.0%
Compensation	2,344,235	1,808,556	535,679	29.6%
Selling, general and administrative	2,058,842	2,377,061	(318,219)	(13.4%)
Operating expenses	$14,025,900	$10,729,626	$3,296,274	30.7%

Marketing costs include those expenses required to attract an audience to the ValidClick owned and operated web properties. The increase in marketing costs is associated with higher ValidClick revenue from owned and operated sites.

Compensation expense was higher for the three months ended March 31, 2020 compared to the same time period in 2019 due partly to higher stock compensation, incentive expense and to the hiring of salespeople for the IntentKey. Our total employment, both full and part-time was 69 at March 31, 2020 compared to 66 at March 31, 2019.

Selling, general and administrative costs include professional fees, IT costs, facilities, corporate and travel and entertainment expenses. They remained relatively flat compared to the same time period in 2019 with the largest decrease coming from professional fees.

Interest expense, net

Interest expense, net, for March 31, 2020 was approximately $152,000 and represents interest expense on financed receivables and capital lease obligations. Interest expense, net, as of March 31, 2019 was approximately $517,000 and included a derivative liability charge of $333,333.

Other expense, net

Other expense, net, was approximately $140,000 for the three months ended March 31, 2020 and is related to the conversion of promissory notes.

Liquidity and Capital Resources

The change in operating assets and liabilities during the three months ended March 31, 2020 was a provision of cash of $821,500 primarily due to an decrease the accounts receivable balance by $1,737,568. The seasonal nature of our business is such that the first half year revenue is typically less than the second half year revenue and therefore, the related accounts receivable balance is lower. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

For the three months ended March 31, 2020, our revenues declined 3.4% from the same period in the prior year. The lower revenue and higher operating costs in the three-month period of 2020 is principally responsible for our $2.8 million net loss. Of the loss, approximately $1.1 million were the non-cash expenses of depreciation, amortization and stock-based compensation. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk to operation without interruption. Our principal sources of liquidity are our borrowings under our credit facility with Hitachi which is described in Note 5, the sale of our common stock and borrowings from non-bank financial institutions. During March 2020 and April 2020 we raised $1,474,175 in gross proceeds through sales of our common stock, and in April 2020 we received a $1.1 million PPP Loan. In April of 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. These reductions will adversely impact our revenues and liquidity in the second quarter of 2020 and beyond, although we are unable at this time to quantify the ultimate impact on our company.

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

Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2019 and 2018 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon the Company having suffered recurring losses from operations and having a net capital deficiency.

Cash Flows

The table below sets forth a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$822	$(1,048)
Net cash used in investing activities	(311)	(310)
Net cash (used in) provided in financing activities	(413)	1,377

Cash Flows - Operating

Net cash provided by operating activities was $821,500 during the three months ended March 31, 2020. We reported a net loss of $2,825,236, which included non-cash expenses; depreciation and amortization expense of $835,748, depreciation expense from right of use assets $105,678 and stock-based compensation expense of $208,897. Cash provided by the change in operating assets and liabilities during the three months ended March 31, 2020 was $2,320,139 primarily due to an decrease the accounts receivable balance by $1,737,568 and an increase in the balances of accrued expenses and other current liabilities of $108,172 and accounts payable by $594,759.
During the comparable period in 2019, cash used in operating activities was $1,047,835 from a net loss of $2,462,393, which included several non-cash expenses; depreciation and amortization of $823,765 and stock-based compensation of $96,871.

Cash Flows - Investing

Net cash used in investing activities was $310,853 and $310,221 for the three months ended March 31, 2020 and March 31, 2019, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $412,829 during the three months ended March 31, 2020 was predominately due to the change in our credit facility and the satisfaction of our obligations to Western Alliance Bank, offset by proceeds from the sale of common stock and ValidClick licensing agreement.

Net cash provided by financing activities was $1,377,497 during the three months ended March 31, 2019 primarily from proceeds of the convertible notes payable.

Off Balance Sheet Arrangements

As of March 31, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2020, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we did maintain disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - Legal Proceedings

None.

ITEM 1A. RISK FACTORS-UPDATE

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on May 12, 2020, and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings. We expect that these risks will continue to be exacerbated by the impact of the Covid-19 pandemic on our company and any worsening of the economic environment.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the first quarter of 2020, Yahoo! accounted for 51.4% and Google accounted for 18.4% of our revenues, respectively, and during the same period in 2018, 73.6% and 11.7%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 5, 2020, the Noteholder of the remaining Calvary Note converted the final $115,000 principal amount due under the Note into 657,143 shares of our common stock, thereby satisfying the Note in full. The Noteholder was an accredited investor and the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In March 2020, we entered into an agreement to allow a third party to license and use ValidClick technology. The agreement required a nonrefundable, fully earned fee of $500,000 in March with subsequent fees as earned in later quarters. The $500,000 fee was recognized as deferred revenue in the March 2020

ITEM 6. EXHIBITS-UPDATE

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019				Filed
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Loan and Security Agreement dated February 28, 2020 effective March 12, 2020 by and between Inuvo, Inc.and its subsidiaries and Hitachi Capital America Corp.	8-K	3/17/20	10.1
10.2	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
10.3	Form of Subscription Agreement	8-K	4/1/20	10.1
10.5	Note amendment agreement				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 15, 2020	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 15, 2020	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer