Form 10-Q
period 2020-06-30
Inuvo, Inc.
filed 2020-08-14
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 11, 2020
Common Stock	97,598,977

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
•the on-going impact of the COVID-19 pandemic on our company;
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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "second quarter 2020" means for the three months ended June 30, 2020, "second quarter 2019" means for the three months ended June 30, 2019, “2019” means the fiscal year ended December 31, 2019 and "2020" means the fiscal year ending December 31, 2020. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash	$4,181,214	$372,989
Accounts receivable, net of allowance for doubtful accounts of $269,000 and $225,000, respectively.	3,256,697	7,529,785
Prepaid expenses and other current assets	243,137	243,888
Total current assets	7,681,048	8,146,662
Property and equipment, net	1,213,937	1,374,152
Other assets
Intangible assets, net of accumulated amortization	9,518,841	10,451,593
Goodwill	9,853,342	9,853,342
Right of use assets - operating lease	535,870	756,115
Right of use assets - finance lease	518,747	88,178
Other assets	20,884	20,886
Total other assets	20,447,684	21,170,114
Total assets	$29,342,669	$30,690,928

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,674,697	$7,520,567
Accrued expenses and other current liabilities	2,574,580	3,614,433
Lease liability - operating lease	240,580	362,130
Lease liability - finance lease	230,197	80,777
Line of credit	2,158,443	—
Financed receivables	—	3,381,364
Convertible promissory note	—	536,806
Derivative liability	—	182,250
Total current liabilities	8,878,497	15,678,327

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	295,528	394,889
Lease liability - finance lease	196,267	—
Other long-term liabilities	1,790,845	57,162
Total long-term liabilities	2,389,640	559,051

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 100,000,000; issued shares 76,152,193 and 52,222,538, respectively; outstanding shares 75,775,666 and 51,846,011, respectively	76,153	52,223
Additional paid-in capital	152,625,263	144,843,687
Accumulated deficit	(133,230,325)	(129,045,801)
Treasury stock, at cost - 376,527 shares	(1,396,559)	(1,396,559)
Total stockholders' equity	18,074,532	14,453,550
Total liabilities and stockholders' equity	$29,342,669	$30,690,928

    See accompanying notes to the consolidated financial statements.
1

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$7,590,187	$14,047,907	$22,523,170	$29,512,476
Cost of revenue	1,070,028	5,674,360	4,509,529	12,354,988
Gross profit	6,520,159	8,373,547	18,013,641	17,157,488
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	3,857,395	6,528,336	13,480,218	13,072,345
Compensation	2,118,311	1,735,489	4,462,546	3,544,045
Selling, general and administrative	1,781,121	2,213,507	3,839,963	4,590,568
Total operating expenses	7,756,827	10,477,332	21,782,727	21,206,958
Operating loss	(1,236,668)	(2,103,785)	(3,769,086)	(4,049,470)
Interest (expense) income, net	(72,681)	148,792	(225,192)	(367,916)
Other expense, net	(49,939)	—	(190,246)	—
Net loss	$(1,359,288)	$(1,954,993)	(4,184,524)	(4,417,386)

Per common share data
Basic and diluted:
Net loss	$(0.02)	$(0.06)	$(0.07)	$(0.14)

Weighted average shares
Basic	66,023,317	32,570,866	59,835,925	32,484,878
Diluted	66,023,317	32,570,866	59,835,925	32,484,878

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(4,184,524)	$(4,417,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Contract Cancellation	(1,260,978)	—
Depreciation and amortization	1,650,785	1,548,678
Depreciation-Right of Use Assets	215,847	291,676
Amortization of financing fees	11,092	27,247
Amortization of debt discount	18,286	—
Amortization of original issue discount on convertible promissory notes	13,167	—
Stock based compensation	402,185	146,693
Mark to market fair value of derivative	102,664	—
Loss on extinguishment of convertible debt	65,700	—
Provision of doubtful accounts	44,000	36,273
Change in operating assets and liabilities:
Accounts receivable	4,229,088	1,623,632
Prepaid expenses, unbilled revenue and other current assets	(5,402)	41,074
Accrued expenses and other liabilities	(1,053,047)	170,713
Accounts payable	(2,584,892)	(178,446)
Net cash used in operating activities	(2,336,029)	(709,846)
Investing activities:
Purchases of equipment and capitalized development costs	(557,818)	(581,839)
Net cash used in investing activities	(557,818)	(581,839)
Financing activities:
Proceeds from sale of common stock, net	6,500,695	—
Prepaid financing fees	—	(24,529)
Proceeds from ValidClick licensing agreement	500,000	—
Proceeds from convertible promissory notes	—	1,200,000
Net payments on line of credit	(1,222,921)	—
Net proceeds from financed receivables	—	996,575
Payments on finance lease obligations	(313,418)	(104,805)
Proceeds from PPP and SBA loans	1,258,900	—
Net taxes paid on restricted stock unit grants exercised	(21,184)	(9,045)
Net cash provided by financing activities	6,702,072	2,058,196
Net change – cash	3,808,225	766,511
Cash, beginning of year	372,989	228,956
Cash, end of period	$4,181,214	$995,467
Supplemental information:
Interest paid	$178,938	$230,900
Non cash investing and financing activities:
Adoption of ASC 842	$—	$1,437,526
Conversion of Debt and derecognition of derivative and discounts to common stock	$923,810	$—
Assets purchased under finance lease obligations	$495,071	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
(unaudited)
For the Six Months Ended June 30,

2020
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balance as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(129,045,801)	$(1,396,559)	$14,453,550
Net Loss				$(2,825,236)		(2,825,236)
Stock-based compensation			$208,897			208,897
Stock issued for vested restricted stock awards	260,719	261	$(261)			—
Shares withheld for taxes on vested restricted stock			$(21,184)			(21,184)
Convertible Note Conversion	1,200,000	1,200	$467,467			468,667
Sale of common stock, net	7,046,429	$7,046	$1,199,742			1,206,788
Balance as of March 31, 2020	60,353,159	$60,730	$146,698,348	$(131,871,037)	$(1,396,559)	13,491,482
Net loss				(1,359,288)		(1,359,288)
Stock-based compensation			193,288			193,288
Convertible Note Conversion	1,800,000	1,800	453,343			455,143
Sale of common stock, net	13,622,507	13,623	5,280,284			5,293,907
Balance as of June 30, 2020	75,775,666	$76,153	$152,625,263	$(133,230,325)	$(1,396,559)	$18,074,532

2019
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Balance as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(124,557,694)	$(1,396,559)		$12,946,015
Net loss				(2,462,393)			(2,462,393)
Stock-based compensation			96,871				96,871
Stock issued for vested restricted stock awards	186,031	186	(186)				—
Balance as of March 31, 2019	32,567,321	$32,945	$138,964,194	$(127,020,087)	$(1,396,559)		$10,580,493
Net loss				(1,954,993)		—	(1,954,993)
Stock-based compensation			49,822				49,822
Stock issued for vested restricted stock awards	47,213	47	(47)				—
Shares withheld for taxes on vested restricted stock			(9,045)				(9,045)
Balance as of June 30, 2019	32,614,534	$32,992	$139,004,924	$(128,975,080)	$(1,396,559)		$8,666,277

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

Liquidity
For the six months ended June 30, 2020 our revenues declined 23.7% from the same period in the prior year. The lower revenue in the six-month period of 2020 is principally responsible for our approximately $4.2 million net loss. Of the loss, approximately $2.3 million were the non-cash expenses of depreciation, amortization and stock-based compensation. We do not know when, if ever, our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources. Our principal sources of liquidity are our borrowings under our credit facility which is described in Note 5, the sale of our common stock and borrowings from non-bank financial institutions (see Note 7). ). During the quarter ended June 30, 2020, we renegotiated the payment terms and conditions with ValidClick marketing partners resulting in an overall credit in the quarter of $1.3 million reducing our cost of revenue and marketing costs expenses and our accounts payable obligations.

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

On March 27, 2020, we closed on the first tranche of a registered direct offering in which we sold 3,115,001 shares of our common stock at a price of $0.175 per share for gross proceeds of $545,125.

On April 2, 2020, we closed on a second tranche of the registered direct offering in which we sold 1,400,285 shares of our common stock at a price of $0.175 per share for gross proceeds of $245,050.

On April 10, 2020, we obtained an unsecured $1.1 million loan through Relyance Bank N.A. under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and which is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, proceeds from the PPP Loan were used for payroll costs.

On June 8, 2020, we closed an additional registered direct offering of an aggregate of 12,222,222 shares of our common stock at a price of $0.45 per share, for gross proceeds of $5,500,000.

`
On July 27, 2020, we closed a firm commitment underwritten follow on public offering of an aggregate of 21,500,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $10,750,000.

We have pooled our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

Though we believe our current cash position, operating cash flows and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

Recently, it came to our attention that the effectiveness of the amendment to our articles of incorporation to increase the number of our authorized shares of common stock from 60,000,000 to 100,000,000 may not have complied with certain requirements of our articles of incorporation and/or by-laws as well as Nevada Revised Statutes. See Note 16 - Subsequent Events for additional information.

Customer concentration

We generated the majority of our revenue from two customers, Yahoo! and Google as noted below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Yahoo!	36.7%	69.7%	46.5%	71.8%
Google	25.0%	11.3%	20.6%	11.5%
Total	61.7%	81.0%	67.1%	83.3%

As of June 30, 2020, Yahoo! and Google accounted for 34.1% of our gross accounts receivable balance. As of December 31, 2019, the same two customers accounted for 60.2% of our gross accounts receivable balance.

We still source the majority of our revenue through these relationships where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables. As our IntentKey business continues to grow and become a larger proportion of our overall revenue, the percentage of Yahoo! and Google revenue to the total revenue is expected to continue to decrease.

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

In response to COVID-19, we have curtailed expenses, including compensation and travel, and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. Additionally, in April 2020, we obtained an unsecured Paycheck Protection Program loan under the Coronavirus Aid, Relief and Economic Security Act of $1.1 million which we are using primarily for payroll costs.

Beginning mid-June 2020, we began to experience an improvement in daily revenue, but because of the impact of COVID-19 on our business, we are unable at this time to predict with any certainty how the second half of the year will materialize and whether our revenue run rate will continue to improve. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

Our net working capital was negative $1.2 million as of June 30, 2020. During the second quarter, we raised approximately $5.7 million, before expenses, through the sale of our securities and in April 2020, we obtained the PPP Loan of $1.1 million. In July 2020, we raised approximately $10.8 million, before expenses, through the sale of our securities. With the reduction in our revenue run rate there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

Revisions of Previously Issued Consolidated Financial Statements

During the second quarter of 2020, the Company identified an error in the accounting for deferred tax asset valuation allowance originating in 2012 and continuing in its previously issued 2019 annual consolidated financial statements and the first quarter of 2020. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company is revising its previously issued 2019 annual balance sheet to correct for the error in connection with the filing of its Quarterly Reports on Form 10-Q as of June 30, 2020. Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the revision to the consolidated balance sheet to correct for the impact of the error. See Note 17, "Revisions of Previously Issued Consolidated Year-end Financial Statements" for reconciliations between as reported and as revised amounts as of and for the periods ended December 31, 2019.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2019, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on May 12, 2020, as amended on Form 10-K/A filed with the SEC on June 22, 2020.

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

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
ValidClick Platform	$5,649,725	74.4%	$12,077,922	86.0%	$18,726,715	83.1%	$26,265,946	89.0%
IntentKey Platform	1,940,462	25.6%	1,969,985	14.0%	3,796,455	16.9%	3,246,530	11.0%
Total	$7,590,187	100.0%	$14,047,907	100.0%	$22,523,170	100.0%	$29,512,476	100.0%

The following table presents our revenue disaggregated by channel:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Mobile	$2,751,044	$8,823,577	$10,426,026	$19,370,199
Desktop	4,610,097	4,935,654	11,497,340	9,530,276
Other	229,046	288,676	599,804	612,001
Total	$7,590,187	$14,047,907	$22,523,170	$29,512,476

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$293,152	$293,152
Equipment	1,042,200	1,025,357
Capitalized internal use and purchased software	10,850,273	10,309,298
Leasehold improvements	421,016	421,016
Subtotal	12,606,641	12,048,823
Less: accumulated depreciation and amortization	(11,392,704)	(10,674,671)
Total	$1,213,937	$1,374,152

During the three and six months ended June 30, 2020 depreciation expense was $348,661 and $718,033, respectively. During the three and six months ended June 30, 2019, depreciation expense was $431,585 and $873,426, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of June 30, 2020:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(3,675,000)	$5,145,000	$220,500
Technology	5 years	3,600,000	(2,460,000)	1,140,000	360,000
Customer list, ReTargeter (2)	5 years	1,931,250	(354,063)	1,577,187	193,125
Customer list, all other	10 years	1,610,000	(1,341,700)	268,300	80,502
Brand name, ReTargeter (2)	5 years	643,750	(118,021)	525,729	64,375
Customer relationships	20 years	570,000	(97,375)	472,625	14,250
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(8,046,159)	$9,518,841	$932,752

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

1.The trade names related to our web properties have an indefinite life, and as such are not amortized.
2.We recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.
Amortization expense over the next five years and thereafter is as follows:

2020	$932,752
2021	1,865,504
2022	1,071,294
2023	984,500
2024	769,917
Thereafter	3,504,874
Total	$9,128,841

Note 5 - Bank Debt

The following table summarizes our bank debt as of:

	June 30, 2020	December 31, 2019
Line of credit - 6.75 percent at June 30, 2020	$2,158,443	$—
Financed receivables - 5.75 percent at December 31, 2019 (prime plus 1 percent) on invoiced receivables; 6.75 percent December 31, 2019 (prime plus 2 percent) on uninvoiced receivables	$—	$3,381,364
Total	$2,158,443	$3,381,364

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

On June 6, 2019, we entered into the Third Amendment to the Amended and Restated Financing. The Third Amendment provided that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the Amended and Restated Financing Agreement, that: (i) lender had no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000. At June 30, 2020 there were no outstanding balances due under the Amended and Restated Financing Agreement.

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we should repay the amounts due under the Loan and Security Agreement before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000. At June 30, 2020 there was an outstanding balances due under the Loan and Security Agreement of $2,158,443.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2020	December 31, 2019
Accrued marketing costs (TAC)	$1,612,548	$2,200,014
Accrued expenses and other	428,460	1,152,267
Accrued payroll and commission liabilities	403,455	115,707
Arkansas grant contingency	70,000	85,000
Accrued sales allowance	50,000	50,000
Accrued taxes	10,117	11,445

Total	$2,574,580	$3,614,433

Note 7 - Convertible Promissory Notes

On March 1, 2019, Inuvo entered into a Securities Purchase Agreement with three accredited investors for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the “Calvary Notes”) to fund working capital and additional expenses resulting from the delay in closing of the Mergers associated with the government shut down. The initial conversion price of the Calvary Notes was $1.08 per share which would have made the Calvary Notes then convertible into 1,333,333 unregistered shares of Inuvo’s common stock upon conversion. The Calvary Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Calvary Notes and Inuvo utilized the proceeds for working capital. The Calvary Notes are reported net of unamortized original issue discounts and initial value attributed to the bifurcated embedded conversion feature. The balance as of June 30, 2020 was $0.

Effective April 20, 2020, the Company and the holder of the remaining Calvary Notes due September 1, 2020 in the principal amount of $315,000 as modified under that certain Note Modification and Release Agreement effective November 11, 2019, agreed to amend the note to extend the maturity date to December 31, 2020 and reduce the conversion price to $0.175 per share. On April 21,2020, the noteholder converted $200,000 principal amount due under the note into 1,142,857 shares of our common stock. On May 5, 2020, the noteholder converted the final $115,000 principal amount due under the note into 657,143 shares of our common stock, thereby satisfying the note in full.

Consideration of Down Round price adjustment

The Calvary Notes contained certain triggers that created adjustments to the conversion ratio, which provided down round protection to the holders. Because the conversion feature has been bifurcated as an embedded derivative and is marked to fair value at each reporting period, the actual occurrence of a trigger and the resulting adjustment to the conversion rate did not require any additional accounting treatment at the time of the price adjustment. Rather, the next fair value computation reflects the new terms of the conversion feature.

On July 15, 2019, we closed on an underwritten public offering of 13,750,000 shares at an offering price of $0.30 per share. As a result, this triggered a corresponding adjustment to the conversion ratio in the Calvary Notes to $0.30. The fair value of the embedded derivative reflected these terms at December 31, 2019.

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

In January 2020, a noteholder of a $360,000 principal amount Calvary note converted the note into 1,200,000 shares of our common stock. The carrying value of the bifurcated derivative was marked-to-market immediately prior to the conversion. Upon conversion, the issued shares were recorded at their fair value. Both the loss due to the marked-to-market and loss on extinguishment of approximately $69,000 were recorded to other income, net.

Upon the April 2020 conversion, we relieved a proportional amount ($200,000 of $315,000 or 63.49%) of the adjusted carrying values of bifurcated conversion option and the debt host, and recorded the issued shares at their fair value of $0.22 per share. This resulted in a gain on extinguishment of $9,258 and was recorded to other income, net.

Upon the May 2020 conversion, we relieved the remaining amount ($115,000 of $115,000 or 100%) of the adjusted carrying values of bifurcated conversion option and the debt host, and recorded the issued shares at their fair value of $0.31 per share. This resulted in a loss on extinguishment of $6,201 other income, net.

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

At December 31, 2019, we recorded a derivative liability of $182,250 related to the bifurcated embedded conversion feature of the Calvary Notes discussed in Note 7 - Convertible Promissory Note. In accordance with the guidance above, the fair value of the derivative liability is considered "Level 3."

Note 9 – Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	June 30, 2020	December 31, 2019
PPP and SBA loans	$1,258,900	$—
Deferred revenue	498,763	—
Deferred rent	33,182	57,162
Total	$1,790,845	$57,162

On April 10, 2020, we obtained an unsecured $1.1 million PPP loan under the CARES Act and proceeds from the PPP Loan were used for payroll costs. The interest rate of the loan is 1% and has a maturity date of two years. In July 2020, we applied for loan forgiveness in accordance with the CARES Act.

Note 10 - Commitments

In March 2020, we entered into an agreement to allow a third party to license and use ValidClick technology. The agreement required a nonrefundable fee of $500,000 in March with subsequent fees as earned in later quarters. The $500,000 fee was recognized as deferred revenue in March 2020. We are committed to paying a monthly development royalty and marketing services fee when certain adjusted gross profit targets are achieved. As of June 30, 2020, no activity has been recorded.

Note 11 – Income Taxes

We have a deferred tax asset of $33,987,850. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $32,075,650 for the deferred tax assets that may not be realized as of June 30, 2020 and December 31, 2019. We also have a deferred tax liability totaling $2,019,200 as of June 30, 2020 and December 31, 2019, related to intangible assets acquired in March 2012. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

Note 12 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2020 and 2019 periods we granted options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”) and the 2017 Equity Compensation Plan (“2017 ECP”). The 2010 ECP expired by its terms in April 2020. Option and RSUs vesting periods are generally up to three years and/or achieving certain financial targets.

On August 14, 2019, the Inuvo Nominating, Corporate Governance and Compensation Committee approved modifications to the outstanding RSU grants under the 2010 ECP and 2017 ECP. The modifications include deeming the performance criteria for the performance based RSU grants with a measurement period based on June 30, 2019 as met and vested. In addition, any remaining RSU grants outstanding were modified to vest in three equal parts on August 19, 2019, January 1, 2020 and July 1, 2020 as long as the grantee is employed by Inuvo on the vesting date.

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

Compensation Expense

For the three and six months ended June 30, 2020, we recorded stock-based compensation expense for all equity incentive plans of $193,288 and $402,185, respectively. For the three and six months ended June 30, 2019, we recorded stock-based compensation expense for all equity incentive plans of $49,823 and $146,693, respectively. Total compensation cost not yet recognized at June 30, 2020 was $486,627 to be recognized over a weighted-average recognition period of less than one year.

The following table summarizes the stock grants outstanding under our 2005 Long-Term Incentive Plan ("2005 LTIP"), the 2010 ECP and the 2017 ECP for the six months ended June 30, 2020:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	1,752,582	728,346	6,769,072	9,250,000
2010 ECP (**)	14,498	1,072,171	3,969,590	—	5,056,259
2005 LTIP (*)	—	—	953,835	—	953,835
Total	14,498	2,824,753	5,651,771	6,769,072	15,260,094
(*) Expired June 2015
(**) Expired April 2020

The following table summarizes the activities of stock option awards under the 2005 LTIP and the 2010 ECP for the six months ended June 30, 2020:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	18,248	$1.74	1.8	$2,019
Stock options canceled	3,750	$3.7	—	—
Balance as of June 30, 2020	14,498	$1.23	1.39	$2,019
Stock options exercisable as of June 30, 2020	14,498	$1.23	1.39	$2,019

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2020:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	2,568,951	$0.79
Granted	587,103	$0.44
Vested	331,301	$0.21
Forfeited	—	$—
Unvested as of June 30, 2020	2,824,753	$0.31

Note 13 - Earnings per Share

During the three and six month period ended June 30, 2020 and June 30, 2019, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 14 - Leases
The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's June 30, 2020 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2020, consolidated balance sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2020 and December 31, 2019, total operating and financed right-of-use assets were $535,870 and $518,747, and $756,115 and $88,178, respectively. The Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expenses and other current liabilities" section of the consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.
As of June 30, 2020, the Company recorded $215,874 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for operating lease liabilities	$116,726
Weighted-average remaining lease term	1.9 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2020
2020	166,179
2021	242,558
2022	163,284
572,021
Less imputed interest	(35,913)
Total lease liabilities	$536,108

Information related to the Company's financed lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for finance lease liabilities	$313,418
Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2020
2020	$125,166
2021	250,331
2022	55,956
2023	23,315
454,768
Less imputed interest	(28,304)
Total lease liabilities	$426,464

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

In June 2019, the Company entered into an agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space. The lease is for eight-months commencing on July 1, 2019 and cost $80,000 which was prepaid in June 2019.

Note 16 - Subsequent Events

On July 27, 2020, we closed a firm commitment underwritten follow on public offering of an aggregate of 21,500,000 shares of our common stock, at a price of $0.50 per share, for gross proceeds of $10,750,000, before deducting underwriting discounts and commission and other offering expenses.

Recently, it came to our attention that the effectiveness of the amendment to our articles of incorporation to increase the number of our authorized shares of common stock, par value $0.001 per share (the “Common Stock”), that we may issue from 60,000,000 to 100,000,000 (the "Share Increase Amendment") could be called into question as the authorization of the Share Increase Amendment may not have complied with certain requirements of our articles of incorporation and/or by-laws as well as Chapter 78 of the Nevada Revised Statutes (“NRS”), as related thereto. Our Board has determined that it is in the best interests of the Company and our stockholders to ratify and validate the filing and effectiveness of the Share Increase Amendment pursuant to Section 78.0296 of the NRS to eliminate any uncertainty related to the effectiveness of the Share Increase Amendment and any subsequent issuances of shares of our Common Stock (the “Ratification Proposal”). If the Ratification Proposal is approved by our stockholders and becomes effective, the Share Increase Amendment will be retroactive to October 31, 2019, which was the date of the filing of the Share Increase Amendment with the Nevada Secretary of State. If the Ratification Proposal is not approved by the requisite vote of our stockholders, the Share Increase Amendment may not be deemed effective which could result in (a) our not having sufficient authorized but unissued shares of Common Stock to permit future sales and issuances of Common Stock, including pursuant to outstanding warrants and stock options, (b) certain of our past issuances of Common Stock being deemed to not be valid, and (c) an inability to validate our total outstanding shares of Common Stock in connection with any strategic transaction. Any inability to issue Common Stock in the future and any invalidity of past issuances of Common Stock could expose us to significant claims and have a material adverse effect on our liquidity.

Note 17 - Revisions of Previously Issued Consolidated Year-End Financial Statements

As described in Note 1, "Organization and Business," the following table sets forth the impact of an error correction on the Company’s consolidated financial statements as of and for the period ended December 31, 2019 by financial statement line item. Most of the deferred tax liabilities arose from the acquisition in 2012. The tax assets with definite lives should have been netted against the tax liabilities with definite lives as required by ASC 740 when evaluating the valuation allowance. Instead, both the tax assets and liabilities were maintained on a gross basis on the balance sheet and the tax assets were entirely offset with a valuation allowance. The effect of the error was deemed immaterial.

	December 31, 2019
Consolidated Balance Sheet Line Item	As Previously Reported	Adjustments	As Revised
Deferred tax liability	$2,019,200	$1,912,200	$107,000
Accumulated deficit	$130,958,001	$(1,912,200)	$129,045,801

	December 31, 2018
Consolidated Balance Sheet Line Item	As Previously Reported	Adjustments	As Revised
Accumulated deficit	$126,469,894	$(1,912,200)	$124,557,694

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

Our net working capital was negative $1.2 million as of June 30, 2020. During the second quarter, we raised approximately $5.7 million, before expenses, through the sale of our securities and in April 2020, we obtained the PPP Loan of $1.1 million. In July 2020, we raised approximately $10.8 million, before expenses, through the sale of our securities. With the reduction in our revenue run rate there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

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

In response to COVID-19, we have curtailed expenses, including compensation and travel, and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. Additionally, in April 2020, we obtained an unsecured Paycheck Protection Program loan under the Coronavirus Aid, Relief and Economic Security Act of $1.1 million which we are using primarily for payroll costs.

Beginning mid-June 2020, we began to experience an improvement in daily revenue, but because of the impact of COVID-19 on our business, we are unable at this time to predict with any certainty how the second half of the year will materialize and whether our revenue run rate will continue to improve. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2019 appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on May 12, 2020, as amended. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, and valuation of long-lived assets and derivative liability. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net Revenue	$7,590,187	$14,047,907	$(6,457,720)	(46.0)%	$22,523,170	$29,512,476	$(6,989,306)	(23.7)%
Cost of Revenue	1,070,028	5,674,360	(4,604,332)	(81.1)%	4,509,529	12,354,988	(7,845,459)	(63.5)%
Gross Profit	$6,520,159	$8,373,547	(1,853,388)	(22.1)%	$18,013,641	$17,157,488	$856,153	5.0%

Net Revenue
We experienced lower year over year revenue for the three months ended June 30, 2020 and the first half of 2020 as compared to the same periods in 2019 due to lower advertiser budgets associated with Covid-19. Most of the decline in revenue was experienced by the ValidClick business. The lower ValidClick revenue was partially offset by higher revenue in owned and operated sites. The IntentKey business revenue was approximately flat for the three months ended June 30, 2020 and 16% higher for the first half of 2020 as compared to the same periods in 2019.

Cost of Revenue

Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick and to ad exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey. The decrease in the cost of revenue in the three and six month periods ended June 30, 2020 compared to the same time periods in 2019 is due primarily to the decline in revenue as described in the Net Revenue section and in part due to the renegotiation of payment terms and conditions with a ValidClick marketing partner in the quarter ended June 30, 2020.
Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Marketing costs (TAC)	$3,857,395	$6,528,336	$(2,670,941)	(40.9%)	$13,480,218	$13,072,345	$407,873	3.1%
Compensation	2,118,311	1,735,489	382,822	22.1%	4,462,546	3,544,045	$918,501	25.9%
Selling, general and administrative	1,781,121	2,213,507	(432,386)	(19.5%)	3,839,963	4,590,568	$(750,605)	(16.4)%
Operating expenses	$7,756,827	$10,477,332	$(2,720,505)	(26.0%)	$21,782,727	$21,206,958	$575,769	2.7%

Marketing costs or traffic acquisition costs ("TAC") include those expenses required to attract an audience to the ValidClick owned and operated web properties. The increase in marketing costs in the six-month period ended June 30, 2020 compared to the same time period in 2019 is associated with higher ValidClick revenue from owned and operated sites. The decrease in marketing costs for the three month period ended June 30, 2020 compared to the same period in 2019 is due primarily to the decline in revenue as described in the Net Revenue section in addition to reduced TAC due to renegotiating payment terms and conditions with a ValidClick marketing partner.

Compensation expense was higher for the three and six months ended June 30, 2020 compared to the same time periods in 2019 due to primarily to higher employee benefits expense, accrued commissions, stock-based compensation and accrued incentive pay. Our total employment, both full and part-time, was 70 at June 30, 2020 compared to 62 at June 30, 2019. In spite of a higher headcount in this year’s quarter, the payroll for the quarter ended June 30, 2020 was lower than the same quarter last year due to temporarily lowering the compensation for senior officers and employees with salaries in excess of $100,000 per year.

Selling, general and administrative costs were lower for the three and six months ended June 30, 2020 compared to the same time periods in 2019 due to $887 thousand primarily in legal and professional fees related to the terminated Mergers in 2019.

Interest expense, net

Interest expense, net, for the three months ended June 30, 2020, was approximately $73,000 and represents interest expense on financed receivables, capital lease obligations and the PPP Loan. Interest expense, net, for the six months ended June 30, 2020 was approximately $225 thousand due primarily to the change of the derivative liability associated with the Calvary Notes.

Other income, net

Other expense, net, was approximately $190,000 for the six months ended June 30, 2020 and is related to the conversion of the Calvary notes.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock, our borrowings under our credit facility with Hitachi, described in Note 5, and borrowings from non-bank financial institutions (see Note 7). During March 2020 and April 2020, we raised $1,478,175 in gross proceeds through sales of our common stock and in April 2020 we received a $1.1 million PPP Loan. On June 8, 2020, we raised an additional $5,500,000 in gross proceeds through sales of our common stock and on July 27, 2020, we raised an additional $10,750,000 in gross proceeds through sales of our common stock.

We have pooled our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

Though we believe our current cash position, operating cash flows and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

In April of 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. These reductions have adversely impacted our revenue in the second quarter of 2020 and may also adversely impact revenue beyond the second quarter, although we are unable at this time to quantify the ultimate impact on our company. As a result, in May 2020 and June 2020 we implemented a temporary compensation change for senior officers and employees. Certain employees with salaries in excess of $100,000 per year had forgone a percentage of their salary. We have curtailed expenses, including compensation and travel, and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

Our credit facility is dependent upon receivables, and since we do not know when, if ever, our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and negative cash flows generated from operating activities introduces potential risk to operation without interruption.

Cash Flows

The table below sets forth a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(2,336)	$(710)
Net cash used in investing activities	(558)	(582)
Net cash provided by financing activities	6,702	2,058

Cash Flows - Operating

Net cash used in operating activities was $2,336,029 during the six months ended June 30, 2020. We reported a net loss of $4,184,524, which included non-cash expenses; depreciation and amortization expense of $1,650,785, depreciation expense from right of use assets $215,847 and stock-based compensation expense of $402,185. The change in operating assets and liabilities during the six months ended June 30, 2020 was a use of cash of $585,747 primarily due to a decrease in the accounts payable balance of $2,584,892, a decrease of accrued expenses and other current liabilities of $1,053,047 partially offset by a decrease in the accounts receivable balance by $4,229,088. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During the comparable period in 2019, cash used in operating activities was $709,846 from a net loss of $4,417,386, which included several non-cash expenses; depreciation and amortization of $1,548,678 and stock-based compensation of $146,693.

Cash Flows - Investing

Net cash used in investing activities was $557,818 and $581,839 for the six months ended June 30, 2020 and June 30, 2019, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $6,702,072 during the six months ended June 30, 2020 primarily from proceeds from the sale of common stock.

Net cash provided by financing activities was $2,058,196 during the six months ended June 30, 2019 primarily from the proceeds of the Calvary Note.

Off Balance Sheet Arrangements

As of June 30, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2020, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

In connection with the preparation of the consolidated financial statements appearing in this report, the Company identified an error in the accounting for deferred tax asset valuation allowance originating in 2012 and continuing in its previously issued 2019 annual consolidated financial statements and the consolidated financial statements for the first quarter of 2020. This identified error resulted from management’s failure to perform a review of the four sources of taxable income listed in ASC 740-10-30-18 that may be available under the tax law to realize the deferred tax assets: (a) future reversal of existing taxable temporary differences; (b) future taxable income exclusive of reversing temporary differences and carryforwards; (c) taxable income in prior year(s) if carryback is permitted under the tax law; and (d) tax planning strategies when evaluating the valuation allowance which caused the valuation allowance to be overstated. As set forth in Note 17 to the unaudited consolidated financial statements appearing in this report, the correction of this error resulted in a decrease in our deferred tax liability and a decrease in our accumulated deficit. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company revised its previously issued 2019 annual balance sheet to correct for the error in connection with the filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2020.

As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of this identified material weakness in our internal control over financial reporting. Subsequent to June 30, 2020, we have begun to undertake certain remedial actions to ensure that any future change to the income tax laws or the Company’s tax provision is properly accounted for in accordance with ASC 740.

Changes in Internal Control over Financial Reporting

Except for the remediation procedures described above, there were no changes in our internal control over financial reporting during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the second quarter of 2020, Yahoo! accounted for 36.7% and Google accounted for 25.0% of our revenues, respectively, and during the same period in 2019, 69.7% and 11.3%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

Our stockholders may not approve and adopt a special meeting proposal to ratify and validate the amendment to our articles of incorporation to increase the number of authorized shares of our common stock, $0.001 par value per share, that we may issue from 60,000,000 to 100,000,000, which may have an adverse effect on our Company. Recently, it came to our attention that the effectiveness of the amendment to our articles of incorporation to increase the number of our authorized shares of common stock, par value $0.001 per share (the “Common Stock”), that we may issue from 60,000,000 to 100,000,000 (the "Share Increase Amendment") could be called into question as the authorization of the Share Increase Amendment may not have complied with certain requirements of our articles of incorporation and/or by-laws as well as Chapter 78 of the Nevada Revised Statutes (“NRS”), as related thereto. Our Board has determined that it is in the best interests of the Company and our stockholders to ratify and validate the filing and effectiveness of the Share Increase Amendment pursuant to Section 78.0296 of the NRS to eliminate any uncertainty related to the effectiveness of the Share Increase Amendment and any subsequent issuances of shares of our Common Stock (the “Ratification Proposal”). If the Ratification Proposal is approved by our stockholders and becomes effective, the Share Increase Amendment will be retroactive to October 31, 2019, which was the date of the filing of the Share Increase Amendment with the Nevada Secretary of State. If the Ratification Proposal is not approved by the requisite vote of our stockholders, the Share Increase Amendment may not be deemed effective which could result in (a) our not having sufficient authorized but unissued shares of Common Stock to permit future sales and issuances of Common Stock, including pursuant to outstanding warrants and stock options, (b) certain of our past issuances of Common Stock being deemed to not be valid, and (c) an inability to validate our total outstanding shares of Common Stock in connection with any strategic transaction. Any inability to issue Common Stock in the future and any invalidity of past issuances of Common Stock could expose us to significant claims and have a material adverse effect on our liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS-UPDATE

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
1.1	Placement Agency Agreement dated June 4, 2020 between Inuvo, Inc. and A.G.P./Alliance Global Partners	8-K	6/4/20	1.1
1.2	Form of Underwriting Agreement dated July 23, 2020 between Inuvo, Inc. and A.G.P./Alliance Global Partners	8-K	7/23/20	10.1
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i)7
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Form of Securities Purchase Agreement dated June 4, 2020 by and between Inuvo, Inc. and the purchasers listed therein	8-K	6/04/20	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

August 14, 2020	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 14, 2020	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer