Form 10-Q
period 2020-09-30
Inuvo, Inc.
filed 2020-11-09
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR

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
(501) 205-8508
Registrant telephone number, including area code
not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	INUV	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes    ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act:  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 6, 2020
Common Stock	97,617,529

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
•our ability to continue to meet the NYSE American listing standards;
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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "third quarter 2020" means for the three months ended September 30, 2020, "third quarter 2019" means for the three months ended September 30, 2019, “2019” means the fiscal year ended December 31, 2019 and "2020" means the fiscal year ending December 31, 2020. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$9,528,214	$372,989
Accounts receivable, net of allowance for doubtful accounts of $151,667 and $225,000, respectively.	4,038,737	7,529,785
Prepaid expenses and other current assets	463,507	243,888
Total current assets	14,030,458	8,146,662

Property and equipment, net	1,172,773	1,374,152
Other assets
Intangible assets, net of accumulated amortization	9,052,465	10,451,593
Goodwill	9,853,342	9,853,342
Right of use assets - operating lease	687,077	756,115
Right of use assets - finance lease	472,791	88,178
Other assets	20,883	20,886
Total other assets	20,086,558	21,170,114

Total assets	$35,289,789	$30,690,928

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,228,285	$7,520,567
Accrued expenses and other current liabilities	3,317,204	3,614,433
Lease liability - operating lease	194,199	362,130
Lease liability - finance lease	242,976	80,777
Financed receivables	—	3,381,364
Convertible promissory note	—	536,806
Derivative liability	—	182,250
Total current liabilities	6,982,664	15,678,327

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	493,115	394,889
Lease liability - finance lease	156,574	—
Other long-term liabilities	1,723,940	57,162
Total long-term liabilities	2,480,629	559,051

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 100,000,000; issued shares 97,544,947 and 52,222,538, respectively; outstanding shares 97,544,947 and 51,846,011, respectively	97,546	52,223
Additional paid-in capital	161,364,355	144,843,687
Accumulated deficit	(135,635,405)	(129,045,801)
Treasury stock, at cost - 0 and 376,527 shares	—	(1,396,559)
Total stockholders' equity	25,826,496	14,453,550
Total liabilities and stockholders' equity	$35,289,789	$30,690,928

             See accompanying notes to the consolidated financial statements.
1

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$9,214,350	$13,789,754	$31,737,520	$43,302,230
Cost of revenue	1,645,392	4,955,508	6,154,921	17,310,496
Gross profit	7,568,958	8,834,246	25,582,599	25,991,734
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	5,668,707	6,940,772	19,148,925	20,013,117
Compensation	2,462,693	2,186,252	6,925,239	5,730,297
Selling, general and administrative	1,870,258	2,081,547	5,710,221	6,672,115
Total operating expenses	10,001,658	11,208,571	31,784,385	32,415,529
Operating loss	(2,432,700)	(2,374,325)	(6,201,786)	(6,423,795)
Interest expense, net	(26,143)	(143,642)	(251,335)	(511,558)
Other income (expense), net	53,763	3,305,867	(136,483)	3,305,867
Net (loss) income	$(2,405,080)	$787,900	$(6,589,604)	$(3,629,486)

Per common share data
Basic and diluted:
Net (loss) income	$(0.03)	$0.02	$(0.09)	$(0.10)

Weighted average shares
Basic	92,110,881	46,218,413	70,652,630	37,079,457
Diluted	92,110,881	51,019,631	70,652,630	37,079,457

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(6,589,604)	(3,629,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on merger termination	—	(3,766,667)
Contract Cancellation	(1,260,978)	—
Depreciation and amortization	2,452,930	2,298,964
Depreciation-Right of Use Assets	291,100	131,104
Amortization of financing fees	11,092	43,402
Amortization of debt discount	18,286	—
Amortization of original issue discount on convertible promissory notes	13,167	93,333
Stock based compensation	660,615	594,630
Mark to market fair value of derivative	102,664	460,800
Loss on extinguishment of convertible debt	65,700	—
(Provision) recovery of doubtful accounts	(73,333)	61,273
Change in operating assets and liabilities:
Accounts receivable	3,564,381	572,297
Prepaid expenses, unbilled revenue and other current assets	(225,771)	11,374
Accrued expenses and other liabilities	(334,576)	1,450,574
Accounts payable	(3,031,304)	(2,964,105)
Net cash used in operating activities	(4,335,631)	(4,642,507)
Investing activities:
Purchases of equipment and capitalized development costs	(852,423)	(893,104)
Net cash used in investing activities	(852,423)	(893,104)
Financing activities:
Proceeds from sale of common stock, net	16,432,190	4,349,126
Prepaid financing fees	—	(24,529)
Proceeds from ValidClick licensing agreement	500,000	—
Proceeds from convertible promissory notes	—	1,200,000
Net payments on line of credit	(3,381,364)	—
Net proceeds from financed receivables	—	568,097
Payments on finance lease obligations	(412,382)	(151,409)
Shareholder Settlement	—	125,000
Proceeds from PPP and SBA loans	1,258,900	—
Net taxes paid on restricted stock unit grants exercised	(54,065)	(45,567)
Net cash provided by financing activities	14,343,279	6,020,718
Net change – cash	9,155,225	485,107
Cash, beginning of year	372,989	228,956
Cash, end of period	$9,528,214	$714,063
Supplemental information:
Interest paid	$200,904	$306,073
Non cash investing and financing activities:
ReTargeter Intangible Assets	$—	$2,575,000
Adoption of ASC 842	$—	$1,437,526
Conversion of Debt and derecognition of derivative and discounts to common stock	$923,810	$—
Assets purchased under finance lease obligations	$524,368	$—
Assets purchased under operating lease obligations	$249,595	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY
(unaudited)
For the Nine Months Ended September 30,

2020
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Balance as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(129,045,801)	$(1,396,559)		$14,453,550
Net loss				(2,825,236)			(2,825,236)
Stock-based compensation			208,897				208,897
Stock issued for vested restricted stock awards	260,719	261	(261)				—
Shares withheld for taxes on vested restricted stock			(21,184)				(21,184)
Convertible Note Conversion	1,200,000	1,200	467,467				468,667
Sale of common stock, net	7,046,429	7,046	1,199,742				1,206,788
Balance as of March 31, 2020	60,353,159	$60,730	$146,698,348	$(131,871,037)	$(1,396,559)		13,491,482
Net loss				(1,359,288)			(1,359,288)
Stock-based compensation			193,288				193,288
Convertible Note Conversion	1,800,000	1,800	453,343				455,143
Sale of common stock, net	13,622,507	13,623	5,280,284				5,293,907
Balance as of June 30, 2020	75,775,666	$76,153	$152,625,263	$(133,230,325)	$(1,396,559)		$18,074,532
Net loss				(2,405,080)		—	(2,405,080)
Stock-based compensation			258,430				258,430
Shares withheld for taxes on vest restricted stock			(32,881)				(32,881)
Stock issued for vested restricted stock awards	269,281	269	(269)				—
Sale of common stock, net	21,500,000	21,500	9,909,995				9,931,495
Cancellation of treasury stock		(376)	(1,396,183)		1,396,559		—
Balance as of September 30, 2020	97,544,947	$97,546	$161,364,355	$(135,635,405)	$—		$25,826,496

2019
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Balance as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(124,557,694)	$(1,396,559)		$12,946,015
Net loss				(2,462,393)			(2,462,393)
Stock-based compensation			96,871				96,871
Stock issued for vested restricted stock awards	186,031	186	(186)				—
Balance as of March 31, 2019	32,567,321	$32,945	$138,964,194	$(127,020,087)	$(1,396,559)		$10,580,493
Net loss				(1,954,993)		—	(1,954,993)
Stock-based compensation			49,822				49,822
Stock issued for vested restricted stock awards	47,213	47	(47)				—
Shares withheld for taxes on vested restricted stock			(9,045)				(9,045)
Balance as of June 30, 2019	32,614,534	$32,992	$139,004,924	$(128,975,080)	$(1,396,559)		$8,666,277
Net income				787,900			787,900
Stock-based compensation			447,937				447,937
Stock issued for vested restricted stock awards	532,185	531	(531)				—
Shares withheld for taxes on vested restricted stock			(36,522)				(36,522)
Sale of common stock, net	15,812,500	15,813	4,398,313				4,414,126
Balance as of September 30, 2019	48,959,219	$49,336	$143,814,121	$(128,187,180)	$(1,396,559)		$14,279,718

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

Liquidity
We have a history of operating with a working capital deficit. Due to the capital raising activity of the second and third quarters of 2020, we have been able to reverse this trend and at September 30, 2020, have a positive net working capital. Our principal sources of liquidity are the sale of our common stock, borrowings under our credit facility, which is described in Note 5, and borrowings from non-bank financial institutions (see Note 7).

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

On June 8, 2020, we renegotiated the payment terms and conditions with ValidClick marketing partners resulting in an overall credit in the quarter of $1.3 million reducing our cost of revenue and marketing costs expenses and our accounts payable obligations.

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

Though we believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

On October 7, 2020, we held a Special Meeting of Stockholders for the purpose of approving and adopting the ratification and validation of the amendment to our articles of incorporation to increase the number of authorized shares of common stock that we may issue from 60,000,000 to 100,000,000. As of the record date of the Special Meeting of Stockholders, 97,544,947 shares of our common stock were outstanding. For purposes of the approving and adopting the ratification and validation of the amendment, pursuant to the Nevada Revised Statutes we disregarded all shares of common stock issued or purportedly issued pursuant to the corporate act being ratified, that is we disregarded shares issued above 60,000,000 (the “Disregarded Shares”) when determining the total number of outstanding shares of our common stock entitled to vote and the total number of shares that need to be voted in favor of the proposal. To be approved, the proposal required “FOR” votes from the holders of a majority of the shares of our common stock outstanding as of the record date without including the Disregarded Shares. There were an aggregate of 73,613,391.9 shares of our common stock and at least 36,068,444.9 non-Disregarded Shares, or at least 60.1%, of the shares of our common stock entitled to vote at the Special Meeting. The final vote was 65,068,196 shares voting “FOR” the proposal and included at least 30,736,784 non-Disregarded Shares or at least 51.2% of our total outstanding non-Disregarded Shares and the proposal was approved.

Customer concentration

Our two largest customers are Yahoo! and Google, both clients of the ValidClick platform. The percentages of overall Inuvo revenue associated with these clients is noted below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Yahoo!	22.2%	59.9%	39.4%	68.0%
Google	29.1%	14.1%	23.1%	12.4%
Total	51.3%	74.0%	62.5%	80.4%

As of September 30, 2020, Yahoo! and Google accounted for 37.9% of our gross accounts receivable balance. As of December 31, 2019, the same two customers accounted for 60.2% of our gross accounts receivable balance.

We still source the majority of our ValidClick revenue through these relationships where we have access to advertiser budgets indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables.

As our IntentKey platfrom continues to grow and become a larger proportion of our overall revenue, the percentage of Yahoo! and Google revenue to the total revenue is expected to continue to decrease.

Impact of COVID-19 Pandemic
First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. We did not experience an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. Because we operate in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the coronavirus pandemic on our Company is difficult. Beginning in late April 2020, we experienced a significant reduction in marketing budgets for some IntentKey clients, a decrease in the number of supply partners and quantity of Internet traffic from supply partners within ValidClick, and a decrease in overall monetization rates in ValidClick, the combination of which has resulted in a significant reduction in our revenue run rate.

In response to COVID-19, we have curtailed expenses, including compensation and travel for the months of May and June, and we issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. Additionally, in April 2020, we obtained an unsecured Paycheck Protection Program loan under the Coronavirus Aid, Relief and Economic Security Act of $1.1 million which we used primarily for payroll costs.

Beginning mid-June 2020, we began to experience an improvement in daily revenue, but because of the impact of COVID-19 on our business, we are unable at this time to predict with any certainty how the remainder of the year will materialize and whether our revenue run rate will continue to improve. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

During the second and third quarters, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained the PPP Loan of $1.1 million. Our net working capital at September 30, 2020 was approximately $7.0 million. With the reduction in our revenue run rate, there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

Revisions of Previously Issued Consolidated Financial Statements

During the second quarter of 2020, the Company identified an error in the accounting for deferred tax asset valuation allowance originating in 2012 and continuing in its previously issued 2019 annual consolidated financial statements and the first quarter of 2020. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company is revised its previously issued 2019 annual balance sheet to correct for the error in connection with the filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2020. Additionally, in connection with the filing of this Quarterly Report on Form 10-Q, the Company has disclosed the impact of the revision to the consolidated balance sheet to correct for the impact of the error. See Note 17, "Revisions of Previously Issued Consolidated Year-end Financial Statements" for reconciliations between as reported and as revised amounts as of and for the period ended December 31, 2019.

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

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
ValidClick Platform	$6,239,406	67.7%	$11,223,146	81.4%	$24,966,122	78.7%	$37,489,094	86.6%
IntentKey Platform	2,974,944	32.3%	2,566,608	18.6%	6,771,398	21.3%	5,813,136	13.4%
Total	$9,214,350	100.0%	$13,789,754	100.0%	$31,737,520	100.0%	$43,302,230	100.0%

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

Note 3– Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$293,152	$293,152
Equipment	1,052,198	1,025,357
Capitalized internal use and purchased software	11,134,880	10,309,298
Leasehold improvements	421,016	421,016
Subtotal	12,901,246	12,048,823
Less: accumulated depreciation and amortization	(11,728,473)	(10,674,671)
Total	$1,172,773	$1,374,152

During the three and nine months ended September 30, 2020, depreciation expense was $335,769 and $1,053,802, respectively. During the three and nine months ended September 30, 2019, depreciation expense was $412,660 and $1,286,086, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of September 30, 2020:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(3,785,250)	$5,034,750	$330,749
Technology	5 years	3,600,000	(2,640,000)	$960,000	540,000
Customer list, ReTargeter (2)	5 years	1,931,250	(450,626)	$1,480,624	289,688
Customer list, all other	10 years	1,610,000	(1,381,951)	$228,049	120,753
Brand name, ReTargeter (2)	5 years	643,750	(150,208)	$493,542	96,563
Customer relationships	20 years	570,000	(104,500)	$465,500	21,375
Trade names, web properties (1)	-	390,000	—	$390,000	—
Intangible assets classified as long-term		$17,565,000	$(8,512,535)	$9,052,465	$1,399,128

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

1.The trade names related to our web properties have an indefinite life, and as such are not amortized.
2.We recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.
Amortization expense over the next five years and thereafter is as follows:

2020	$466,376
2021	1,865,504
2022	1,071,294
2023	984,500
2024	769,917
Thereafter	3,504,874
Total	$8,662,465

Note 5 - Bank Debt

The following table summarizes our bank debt as of:

	September 30, 2020	December 31, 2019
Financed receivables - 5.75 percent at December 31, 2019 (prime plus 1 percent) on invoiced receivables; 6.75 percent December 31, 2019 (prime plus 2 percent) on uninvoiced receivables	$—	$3,381,364
Total	$—	$3,381,364

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

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable or 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020 we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy all of our obligations under the Western Alliance Bank credit agreement and the balance was used for working capital. Following the satisfaction of our obligations to Western Alliance Bank, all agreements with that entity have been terminated. We pay Hitachi a monthly interest at the rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we exit our relationship with Hitachi before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000. At September 30, 2020 there were no outstanding balances due under the Loan and Security Agreement.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2020	December 31, 2019
Accrued marketing costs (TAC)	$2,158,975	$2,200,014
Accrued expenses and other	518,282	1,152,267
Accrued payroll and commission liabilities	512,998	115,707
Arkansas grant contingency	70,000	85,000
Accrued sales allowance	50,000	50,000
Accrued taxes	6,949	11,445

Total	$3,317,204	$3,614,433

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

Note 9 – Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	September 30, 2020	December 31, 2019
PPP and SBA loans	$1,258,900	$—
Deferred revenue	445,000	—
Deferred rent	20,040	57,162
Total	$1,723,940	$57,162

On April 10, 2020, we obtained an unsecured $1.1 million PPP loan under the CARES Act and proceeds from the PPP Loan were used for payroll costs. The interest rate of the loan is 1% and has a maturity date of two years. In September 2020, we applied for loan forgiveness in accordance with the CARES Act.

Note 10 - Commitments

In March 2020, we entered into an agreement to allow a third party to license and use ValidClick technology. The agreement required a nonrefundable fee of $500,000 in March with subsequent fees as earned in later quarters. The $500,000 fee was recorded as deferred revenue in March 2020. We are committed to paying a monthly development royalty and marketing services fee when certain adjusted gross profit targets are achieved. For the nine months ended September 30, 2020, $54,000 has been recognized as other income.

Note 11 – Income Taxes

We have a deferred tax asset of $33,987,850. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $32,075,650 for the deferred tax assets that may not be realized as of September 30, 2020 and December 31, 2019. We also have a deferred tax liability totaling $2,019,200 as of September 30, 2020 and December 31, 2019, related to intangible assets acquired in March 2012. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

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

Compensation Expense

For the three and nine months ended September 30, 2020, we recorded stock-based compensation expense for all equity incentive plans of $258,430 and $660,615, respectively. For the three and nine months ended September 30, 2019, we recorded stock-based compensation expense for all equity incentive plans of $447,937 and $594,630, respectively. Total compensation cost not yet recognized at September 30, 2020 was $220,689 to be recognized over a weighted-average recognition period of less than one year.

The following table summarizes the stock grants outstanding under the 2010 ECP and the 2017 ECP for the nine months ended September 30, 2020:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	1,519,442	945,159	6,785,399	9,250,000
2010 ECP (*)	9,500	957,666	4,084,095	—	5,051,261
Total	9,500	2,477,108	5,029,254	6,785,399	14,301,261
(*) Expired April 2020

The following table summarizes the activity of stock option awards under the 2010 ECP for the nine months ended September 30, 2020:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	18,248	$1.74	1.8	$2,019
Stock options canceled	8,748	$3.01	—	—
Balance as of September 30, 2020	9,500	$0.56	1.83	$2,019
Stock options exercisable as of September 30, 2020	9,500	$0.56	1.83	$2,019

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2020:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	2,568,951	$0.79
Granted	587,103	$0.44
Vested	662,619	$0.21
Forfeited	16,327	$0.46
Unvested as of September 30, 2020	2,477,108	$0.32

Note 13 - Stockholders Equity

Earnings per share

During the three and nine month periods ended September 30, 2020, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

During the three month period ended September 30, 2019, we generated net income from continuing operations. Accordingly, some of our outstanding restricted stock awards had a dilutive impact, illustrated in the following table. We generated basic and diluted earnings per share from net income of $0.02 for the three month period ending September 30, 2019.

For the three months ended
September 30, 2019
Weighted Average Shares Outstanding for basic EPS	46,218,413
Effect of dilutive securities:
Options	—
Restricted Stock Units	4,801,218
Weighted Average Shares Outstanding for diluted EPS	51,019,631

In addition, all of the outstanding options were potentially dilutive with a weighted average exercise price of $1.74 for the three months ended September 30, 2019. We had 415,528 outstanding restricted stock units with a weighted average exercise price of $.33 that are potentially dilutive.

During the nine month period ended September 30, 2019 we generated a net loss from continuing operations and as a result, all of our shares were anti-dilutive.

Treasury Stock

On July 14, 2020, our Board of Directors authorized the cancellation of the 376,527 shares of treasury stock.

Note 14 - Leases
The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two years to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's September 30, 2020 consolidated balance sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's September 30, 2020, consolidated balance sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2020 and December 31, 2019, total operating and financed right-of-use assets were $687,077 and $472,791, and $756,115 and $88,178, respectively. The Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expenses and other current liabilities" section of the consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.
As of September 30, 2020, the Company recorded $291,100 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for operating lease liabilities	$198,293
Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2020
2020	59,919
2021	242,558
2022	249,326
2023	172,084
723,887
Less imputed interest	(36,573)
Total lease liabilities	$687,314

Information related to the Company's financed lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for finance lease liabilities	$529,648
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2020
2020	$66,161
2021	261,066
2022	66,691
2023	30,472
424,390
Less imputed interest	(24,840)
Total lease liabilities	$399,550

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

In June 2019, the Company entered into an agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space to First Orion Corp. The lease was for eight-months commencing on July 1, 2019 and cost $80,000 which was prepaid in June 2019.

Note 16 - Subsequent Events

On October 7, 2020, we held a Special Meeting of Stockholders for the purpose of approving and adopting the ratification and validation of the amendment to our articles of incorporation to increase the number of authorized shares of common stock that we may issue from 60,000,000 to 100,000,000. As of the record date of the Special Meeting of Stockholders, 97,544,947 shares of our common stock were outstanding. For purposes of the approving and adopting the ratification and validation of the amendment, pursuant to the Nevada Revised Statutes we disregarded all shares of our common stock issued or purportedly issued pursuant to the corporate act being ratified, that is we disregarded shares issued above 60,000,000 (the “Disregarded Shares”) when determining the total number of outstanding shares of our common stock entitled to vote and the total number of shares that need to be voted in favor of the proposal. To be approved, the proposal required “FOR” votes from the holders of a majority of the shares of our common stock outstanding as of the record date without including the Disregarded Shares. There were an aggregate of 73,613,391.9 shares of our common stock and at least 36,068,444.9 non-Disregarded Shares, or at least 60.1%, of the shares of our common stock entitled to vote at the Special Meeting. The final vote was 65,068,196 shares voting “FOR” the proposal and included at least 30,736,784 non-Disregarded Shares or at least 51.2% of our total outstanding non-Disregarded Shares and the proposal was approved.

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

During the second and third quarters, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained the PPP Loan of $1.1 million. Our net working capital at September 30, 2020 was approximately $7.0 million. With the reduction in our revenue run rate, there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

Impact of COVID-19 Pandemic
First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. We did not experience an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. Because we operate in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the coronavirus pandemic on our company is difficult. Beginning in late April 2020, we experienced a significant reduction in marketing budgets for some IntentKey clients, a decrease in the number of supply partners and quantity of Internet traffic from supply partners within ValidClick, and a decrease in overall monetization rates in ValidClick, the combination of which has resulted in a significant reduction in our revenue run rate.

In response to COVID-19, we have curtailed expenses, including compensation and travel for the months of May and June, and we issued a work from home policy to protect our employees and their families from virus transmission associated with co-

workers. Additionally, in April 2020, we obtained an unsecured Paycheck Protection Program loan under the Coronavirus Aid, Relief and Economic Security Act of $1.1 million which we used primarily for payroll costs.

Beginning mid-June 2020, we began to experience an improvement in daily revenue, but because of the impact of COVID-19 on our business, we are unable at this time to predict with any certainty how the remainder of the year will materialize and whether our revenue run rate will continue to improve. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net Revenue	$9,214,350	$13,789,754	$(4,575,404)	(33.2)%	$31,737,520	$43,302,230	$(11,564,710)	(26.7)%
Cost of Revenue	1,645,392	4,955,508	(3,310,116)	(66.8)%	6,154,921	17,310,496	(11,155,575)	(64.4)%
Gross Profit	$7,568,958	$8,834,246	$(1,265,288)	(14.3)%	$25,582,599	$25,991,734	$(409,135)	(1.6)%

Net Revenue
We experienced lower year over year revenue for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. Revenue declined within the ValidClick platform where COVID-19 had a material impact on advertising budgets. The renegotiation of payment terms and conditions with marketing partners in the quarter ended June 30, 2020 also contributed to the lower ValidClick revenue. The IntentKey platform grew 16.0% for the three months ended September 30, 2020 over the prior year quarter and 16.5% for the nine months ended September 30, 2020 over the same period last year. Sequentially, both platforms grew compared to the immediate prior quarter, the ValidClick platform recovering from COVID-19 grew 10.5% and the IntentKey platform grew 53.4%.

Cost of Revenue

Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick and to ad exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey. The decrease in the cost of revenue in the three and nine month periods ended September 30, 2020 compared to the same time periods in 2019 was due primarily to the decline in ValidClick revenue as described in the Net Revenue section and in part due to the renegotiation of payment terms and conditions with a marketing partner in the quarter ended June 30, 2020.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Marketing costs (TAC)	$5,668,707	$6,940,772	$(1,272,065)	(18.3%)	$19,148,925	$20,013,117	$(864,192)	(4.3)%
Compensation	2,462,693	2,186,252	276,441	12.6%	6,925,239	5,730,297	$1,194,942	20.9%
Selling, general and administrative	1,870,258	2,081,547	(211,289)	(10.2%)	5,710,221	6,672,115	$(961,894)	(14.4)%
Operating expenses	$10,001,658	$11,208,571	$(1,206,913)	(10.8%)	$31,784,385	$32,415,529	$(631,144)	(1.9)%

Marketing costs or traffic acquisition costs ("TAC") include those expenses required to attract an audience to the ValidClick owned and operated web properties. The decrease in marketing costs for the three and nine month periods ended September 30, 2020 compared to the same period in 2019 was due primarily to the decline in revenue as described in the Net Revenue section in addition to reduced TAC due to renegotiating payment terms and conditions with a ValidClick marketing partner in the second quarter.

Compensation expense was higher for the three and nine months ended September 30, 2020 compared to the same time periods in 2019 due primarily to higher employee salary expense, stock-based compensation and accrued incentive pay. Our total employment, both full and part-time, was 70 at September 30, 2020 compared to 62 at September 30, 2019.

Selling, general and administrative costs were lower for the three and nine months ended September 30, 2020 compared to the same time period in 2019 due to $887 thousand primarily in legal and professional fees related to the terminated Mergers in 2019.

Interest expense, net

Interest expense, net, for the three months ended September 30, 2020, was approximately $26 thousand and represents interest expense on financed receivables, capital lease obligations and the PPP Loan.

Interest expense, net, for the nine months ended September 30, 2020, was approximately $251 thousand and represents interest expense on financed receivables, change of the derivative liability associated with the convertible promissory notes, capital lease obligations and the PPP Loan.

Other income/(expense), net

Other income, net, was approximately $54 thousand for the three months ended September 30, 2020 and is deferred revenue from the contract discussed in Note 10. Other expense, net, was approximately $136 thousand for the nine months ended September 30, 2020 and is related to the conversion of the convertible promissory notes.

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

Though we believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

In April 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. These reductions have continued to adversely impact our overall revenue in the third quarter of 2020 and may also adversely impact revenue in the fourth quarter, although we are unable at this time to quantify the ultimate long-term impact on our company. As a result, in May 2020 and June 2020 we implemented a temporary compensation change for senior officers and employees. Certain employees with salaries in excess of $100,000 per year had forgone a percentage of their salary. We have curtailed expenses, including compensation and travel for the months of May and June, and we issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

Our credit facility is dependent upon receivables, and since we do not know when, if ever, our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and negative cash flows generated from operating activities introduces potential risk to operation without interruption.

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019
Net cash used in operating activities	$4,335,631	$4,642,507
Net cash used in investing activities	$852,423	$893,104
Net cash provided by financing activities	$14,343,279	$6,020,718

Cash Flows - Operating

Net cash used in operating activities was $4,335,631 during the nine months ended September 30, 2020. We reported a net loss of $6,589,604, which included non-cash expenses; depreciation and amortization expense of $2,452,930, other depreciation and amortization expense of $333,645 and stock-based compensation expense of $660,615. The change in operating assets and liabilities during the nine months ended September 30, 2020 was a net use of cash of $27,270 primarily due to a decrease in the accounts payable balance of $3,031,304, partially offset by a decrease in the accounts receivable balance by $3,564,381. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During the comparable nine-month period in 2019, cash used in operating activities was $4,642,507 from a net loss of $3,629,486, which included several non-cash expenses; depreciation and amortization of $2,298,964 and stock-based compensation of $594,630.

Cash Flows - Investing

Net cash used in investing activities was $852,423 and $893,104 for the nine months ended September 30, 2020 and September 30, 2019, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $14,343,279 during the nine months ended September 30, 2020 primarily from proceeds from the sale of common stock.

Net cash provided by financing activities was $6,020,718 during the nine months ended September 30, 2019 primarily from the proceeds of the sale of common stock and the convertible promissory notes.

Off Balance Sheet Arrangements

As of September 30, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2020, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

In connection with the preparation of the June 30, 2020, consolidated financial statements appearing in this report, the Company identified an error in the accounting for deferred tax asset valuation allowance originating in 2012 and continuing in its previously issued 2019 annual consolidated financial statements and the consolidated financial statements for the first quarter of 2020. This identified error resulted from management’s failure to perform a review of the four sources of taxable income listed in ASC 740-10-30-18 that may be available under the tax law to realize the deferred tax assets: (a) future reversal of existing taxable temporary differences; (b) future taxable income exclusive of reversing temporary differences and carryforwards; (c) taxable income in prior year(s) if carryback is permitted under the tax law; and (d) tax planning strategies when evaluating the valuation allowance which caused the valuation allowance to be overstated. As set forth in Note 17 to the unaudited consolidated financial statements appearing in this report, the correction of this error resulted in a decrease in our deferred tax liability and a decrease in our accumulated deficit. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company revised its previously issued 2019 annual balance sheet to correct for the error in connection with the filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Except for the remediation procedures described above, there were no changes in our internal control over financial reporting during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During the third quarter of 2020, Yahoo! accounted for 22.2% and Google accounted for 29.1% of our revenues, respectively, and during the same period in 2019, 59.9% and 14.1%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS-UPDATE

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
1.1	Form of Underwriting Agreement dated July 23, 2020 between Inuvo, Inc. and A.G.P./Alliance Global Partners	8-K	7/23/20	10.1
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i)7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.				Filed
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 9, 2020	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 9, 2020	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer