Form 10-K
period 2020-12-31
Inuvo, Inc.
filed 2021-02-11
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2020 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $34.2 million.

As of February 5, 2021, there were 118,515,644 shares of common stock of the registrant outstanding, including treasury shares but net of shares of common stock held by a subsidiary.

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

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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

•our history of losses and declining revenues;
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
•dilution to our stockholders upon the exercise of outstanding common stock options and restricted stock unit grants; and
•our ability to identify, finance, complete, and successfully integrate future acquisitions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2019” means the fiscal year ended December 31, 2019, "2020" means the fiscal year ended December 31, 2020, and “2021” means the fiscal year ending December 31, 2021. The information which appears on our corporate website at www.inuvo.com and our social media platforms is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world- renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI includes a continually updated database of over 500 million machine profiles which Inuvo utilizes to deliver highly aligned online audiences to its clients. Inuvo earns revenue when consumers view or click on its client’s messages.
The Inuvo business scales through account management activity with existing clients and by adding new clients through sales activity.

As part of the Inuvo technology strategy, it owns a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test the Inuvo technologies, while also delivering high quality consumers to clients through the interaction with proprietary content in the form of images, videos, slideshows and articles.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things ("IOT"), and the relationships required to execute within the IOT. Inuvo's intellectual property is protected by 18 issued and seven pending patents.
Products and Services

The Inuvo platforms allow advertisers and publishers the opportunity to buy and sell advertising space in real time and include the following products and services:

•ValidClick: A marketing service provided to Yahoo!, Google and other consolidators of advertising demand comprising hundreds of thousands of merchants where a collection of data, analytics and software gets used to align merchant advertising messages with anonymous consumers across various websites online. The service includes Think Relevant, a wholly owned marketing agency and alot.com, a wholly owned collection of websites; and

•IntentKey: An artificial intelligence based consumer intent recognition system designed to reach highly targeted mobile and desktop In- Market audiences with precision. The platform can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. The product is sold as both a fully managed service and/or a Software as a Service ("SaaS") solution.

Key Relationships

We maintain long-standing relationships with Yahoo! and Google who provide access to hundreds of thousands of advertisers from which a majority of our ValidClick revenue originates. When an advertisement is clicked, we effectively sell that click to these partners who then sell it to the advertisers. We maintain multi-year service contracts with these companies. In 2020, these customers accounted for 60.5% of our total revenue as compared to 78.5% in 2019. We also have major contracts with Xandr, Inc. who, in exchange for a fee, provides access to advertisers and publishers for the IntentKey.

In addition to our key customer relationships, we maintain important distribution relationships with owners and publishers of websites and mobile applications. We provide these partners with advertisements which they use to monetize their websites and mobile applications. We continuously monitor consumer traffic with a variety of proprietary and patent protected software tools that can determine the quality of the traffic viewing and clicking on Inuvo served advertisements as a part of our service to our biggest clients.

Strategy

Our business strategy has been to develop data processing and product technologies that can displace intermediaries within the online advertising ecosystem, while cultivating relationships that can provide access to media spend (advertisers) and media inventory (websites). In this regard, we have proprietary demand (media spend) and supply side (media inventory) technologies, targeting technologies, on-page or in-app ad-unit technologies, proprietary data and data management technologies, and advertising fraud detection technologies. We have both direct and indirect relationships at some of the largest media buyers and/or consolidators in the industry. For the ValidClick platform, the immediate strategy is to maintain the business at current levels by working with existing partners. For the IntentKey platform, the immediate strategy is to scale through the hiring of additional sales professionals, growing existing accounts and expanding the market size by launching a SaaS version of the IntentKey in 2021.

We have both direct and indirect relationships at some of the largest media buyers and/or consolidators in the industry. For the ValidClick platform, the immediate strategy is to maintain the business at current levels by working with existing partners where the cash generated from the business can be used to accelerate growth of the IntentKey. For the IntentKey platform, the immediate strategy is to scale through the hiring of additional sales professionals, growing existing accounts and expanding the market size by concurrently selling the SaaS version of the IntentKey beginning in 2021.

Our business strategy is focused on providing differentiation through the AI analytics and data products we own and protect through patents. For the marketing and advertising industries we serve, this strategy aligns with the components of the value chain that are the principal drivers of value to our clients. As part of our growth strategy, we evaluate acquisition candidates from time to time as opportunities arise with a focus on companies that have either advertisers or advertising relationships we do not possess or publishers or publishing partners who have content we do not possess.

Sales and Marketing

We drive general awareness of our brands through various marketing channels including our websites, social media, blogs, public relations, trade shows and conferences. Sales and marketing for our products differs based on whether they are demand or supply facing.

The demand side of our business includes sales executives who create interest from agencies, trading desks and brands directly. Leveraging our IntentKey technology to highlight our differentiation, our sales executives explain how we identify the most relevant audiences so we can, on behalf of our clients, target those audiences at a time when they are most prone to engage / respond / subscribe / tune-in or watch our clients' message.

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

We compete, both directly and indirectly with companies who offer demand side platforms (DSP’s), direct marketing platforms (DMP’s), Data Suppliers and Aggregators, Media Planners and various Measurement and Analytics companies. The companies within these categories are defined by LUMA @ https://lumapartners.com/content/lumascapes/display-ad-tech-lumascape.

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

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic elements of our products are built on components from leading software and hardware providers such as Oracle, Microsoft, Sun, Dell, EMC, and Cisco, while some components are constructed from leading open-source software projects such as Apache Web Server, Apache Spark, HAProxy, MySQL, Java, Perl, and Linux. By seeking to strike the proper balance between using commercially available software and open-source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.
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

Our trademarks include the U.S. Federal Registration for our consumer facing brand ALOT® in the United States. Our intellectual property portfolio includes 18 patents issued by the United States Patent and Trademark Office (“USPTO”) and seven pending patent applications.

To distinguish our products and services from our competitors’ products, we have obtained trademarks and trade names for our products. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Employees

As of January 31, 2021, we had 71 full-time employees, none of which are covered by a collective bargaining agreement.

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

History

The business was incorporated under the laws of the state of Nevada in October 1987 and originally operated within the oil and gas industry. This endeavor was not profitable, and as a result from 1993 to 1997 the Company had essentially no operations. In 1997, the business was reorganized and through 2006 a number of companies were acquired from within the advertising and internet marketing industry. In 2009, following the weakness in the economy, a new team was called in to assess the array of businesses that had been acquired in the preceding years and as a result between 2009 and 2011, that team sold and/or retired eleven businesses as a part of the restructure.

In March 2012, as part of a longer-term strategy, the Company acquired Vertro, Inc., which owned and operated the ALOT product portfolio. That acquisition included the ALOT brand, as well as a long-standing relationship with Google. In 2013, with a grant funded by the State of Arkansas, the Company moved its headquarters to Arkansas where we have remained.

In February 2017, the Company entered into an asset purchase agreement with NetSeer, Inc. which advanced the Company's technology strategy while also increasing the number of advertiser and publisher relationships. We exchanged 3,529,000 shares of Inuvo common stock and assumed approximately $6.8 million of specified liabilities in this business combination.

More Information

Our website address is www.inuvo.com. We file with, or furnish to, the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as well as various other information. This information can be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page of our website our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC.

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

We have a history of losses, and our revenues declined in 2020 from 2019. We cannot anticipate with any degree of certainty what our revenues will be in future periods. While our gross profit margin increased to 81.4% in 2020 from 63.1% in 2019, our revenues declined approximately 27% in 2020 as compared to 2019. We reported an operating loss of approximately $8,048,581 million in 2020 as compared to an operating loss of approximately $7,738,193 million in 2019. The lower revenue in 2020 as compared to 2019 was due primarily to the ValidClick operations where monetization from advertising inventory sold to our largest demand partners was lower in 2020 in part due to the COVID-19 pandemic. The higher gross margin in 2020 was primarily due to the change of revenue mix within the ValidClick business. Since our credit facility is dependent upon receivables, and we do not know when, if ever, that our revenues will return to historic levels or if we will be able to replace those lost revenues with revenues from other sources, the combination of lower credit availability and recent negative cash flows generated from operating activities introduces potential risk of an interruption to operating activities.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus. The COVID-19 outbreak has already caused severe global disruptions. Beginning in late April 2020, we experienced a significant reduction in demand (marketing budgets) within the ValidClick platform and a modest decline in demand within the IntentKey platform, the combination of which has resulted in a significant reduction in our revenue run rate. Generally, marketing budgets tend to decline in times of a recession. We have curtailed expenses, including compensation and travel and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. We began to experience interruptions in our daily operations, as a result of these policies. The revenue impact on our industry could vary dramatically by vertical. For example, we experienced less advertising demand from the travel, leisure and hospitality verticals. We also maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisers from which most of our ValidClick and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. We will continue to assess the impact of the COVID-19 pandemic on our Company, however, at this time we are unable to predict all possible impacts on our Company, operations and revenues. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough which could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

We rely on two customers for a significant portion of our revenues. We are reliant upon Yahoo! and Google for most of our revenue. During 2020 they accounted for 33.3%, and 27.2% of our revenues, respectively. In 2019, Yahoo! and Google accounted for 64.4% and 14.1% of our revenues, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.
Ability to maintain our credit facility could impact our ability to access capital in the future. On March 12, 2020 we closed a Loan and Security Agreement with Hitachi Capital America Corp. ("Hitachi") the terms of which are described in this report which replaced our credit facility with Western Alliance Bank. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment which permits us to borrow against eligible accounts receivable and unbilled receivables. The Hitachi Loan and Security Agreement contains certain affirmative and negative covenants to which we are subject. As of December 31, 2020, we were in compliance or obtained a waiver for these covenants. There are no assurances that we will be able to comply with all the covenants. In the event we violate a covenant, Hitachi may limit or demand all amounts due under the credit facility at any time, including upon an event of default outstanding, if any, to be due and payable. If this occurs and if we have outstanding obligations and are not able to repay, Hitachi could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

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

The success of our owned sites is dependent on our ability to acquire traffic in a profitable manner. Our ALOT-branded websites are dependent on our ability to attract traffic in a profitable manner. We use a predictive model to calculate the rate of return for marketing campaigns, which includes estimates and assumptions. If these estimates and assumptions are not accurate, we may not be able to effectively manage our marketing decisions and could acquire traffic in an unprofitable manner. In addition, we may not be able to maintain and grow our traffic for a number of reasons, including, but not limited to, acceptance of our websites by consumers, the availability of advertising to promote our websites, competition, and sufficiency of capital to purchase advertising. We advertise on search engine websites to drive traffic to our owned and operated websites. Our keyword advertising is done primarily with Google and Facebook, but also with Yahoo!. If we are unable to maintain and grow traffic to our sites in a profitable manner, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We may face third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights. From time to time third parties have asserted infringement claims against us including copyright, trademark and patent infringement, among other things. While we believe that we have defenses to these types of claims under appropriate intellectual property laws, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us to significant liability for damages or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of management's time and attention.

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

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. As of December 31, 2020, we had 38 full-time employees located in Arkansas. Failure to meet the requirements of the grant after the initial four-year period, may require us to repay a portion of the grant, up to but not to exceed the full amount of the grant. At December 31, 2020, we accrued a contingent liability of $60,000 for the lower than required employment.

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

Significant dilution will occur when outstanding restricted stock unit grants vest. As of December 31, 2020, we had 1,930,526 restricted stock units outstanding. If the restricted stock units vest, dilution will occur to our stockholders, which may be significant.

Our financial condition may be adversely affected if we are unable to identify and complete future acquisitions, fail to successfully integrate acquired assets or businesses, or are unable to obtain financing for acquisitions on acceptable terms. The acquisition of assets or businesses that we believe to be complementary to our business is an important component of our strategy. We believe that acquisition opportunities may arise from time to time, and that any such acquisitions could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our ordinary shares. Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash and/or equity securities. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on favorable terms. If we raise additional capital by issuing additional equity securities or use equity securities for acquisitions, existing shareholders may be diluted. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. Any usage of capital to fund an acquisition could lead to a decrease in liquidity.

Any future acquisitions could present a number of risks, including:

•the risk of using management time and resources to pursue acquisitions that are not successfully completed;
•the risk of incorrect assumptions regarding the future results of acquired operations;
•the risk that the amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to uncertainties;
•the risk of unexpected losses of key employees, customers and suppliers of the acquired business;
•the risk of increasing the scope, geographic diversity, and complexity of our business;
•the risk of unfavorable accounting treatment and unexpected increases in taxes;
•the risk of difficulty in conforming standards, controls, procedures, policies, business cultures, and compensation structures;
•the risk of failing to integrate the operations or management of any acquired operations or assets successfully and in a timely manner; and
•the risk of diversion of management’s attention from existing operations or other priorities.

If we are unsuccessful in completing acquisitions of other operations or assets, our financial condition could be adversely affected and we may be unable to implement an important component of our business strategy successfully. In addition, if we are unsuccessful in integrating our acquisitions in a timely and cost-effective manner, our financial condition and results of operations could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in Little Rock, Arkansas where we entered into a five-year agreement to lease office space on October 1, 2015 and amended the lease as of February 1, 2021. The amended lease is for 7,831 square feet and expires on January 31, 2024. We also have office space in San Jose, CA where in June 2017, we entered into a five-year agreement to lease 4,801 square feet of office space. In July 2020, the lease was amended and renewed for an additional three years.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American LLC under the symbol "INUV.” As of February 5, 2021, there were approximately 421 record owners of our common stock. This amount does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

None, except as previously reported.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None
ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for 2020 and 2019 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statements Regarding Forward-Looking Information, Part I. Item 1. Business and Item 1A. Risk Factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo's clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients, numerous world- renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI includes a continually updated database of over 500 million machine profiles which Inuvo utilizes to deliver highly aligned online audiences to its clients. Inuvo earns revenue when consumers view or click on its client’s messages.
The Inuvo business scales through account management activity with existing clients and by adding new clients through sales activity.

As part of the Inuvo technology strategy, it owns a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test the Inuvo technologies, while also delivering high quality consumers to clients through the interaction with proprietary content in the form of images, videos, slideshows and articles.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things (IOT), and the relationships required to execute within the IOT. Inuvo's intellectual property is protected by 18 issued and seven pending patents.

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

Concurrently with the execution of the Merger Termination Agreement, CPT Investments, LLC, a California limited liability company and an affiliate of CPT (“CPT Investments”), and Inuvo entered into a certain Inuvo Note Termination Agreement (the “Note Termination Agreement”) and agreed to (1) terminate and cancel the 10% Senior Unsecured Subordinated Convertible Promissory Note, dated November 1, 2018, executed by Inuvo in favor of CPT Investments (the “CPTI Note”), which as of June 20, 2019, had $1,063,288 in accrued principal and interest outstanding (the “Outstanding Indebtedness”) by July 20, 2019, (2) effective immediately, terminate all conversion rights under the CPTI Note to convert amounts outstanding into shares of Inuvo’s common stock, (3) terminate the Securities Purchase Agreement, dated November 1, 2018, by and between Inuvo and CPT Investments (the “Securities Purchase Agreement”), and (4) terminate the Registration Rights Agreement, dated November 1, 2018, by and between Inuvo and CPT Investments.

The Merger Termination Agreement provided that the termination fee of $2,800,000 to be paid to Inuvo (the “Termination Fee”) for failure to fulfill the Financing Condition would be satisfied as follows:

(1) $1,063,288 of the Termination Fee was satisfied in consideration of the termination and cancellation of the Outstanding Indebtedness pursuant to the CPTI Note Termination Agreement that was approved by CPT’s senior lenders Montage Capital II, L.P. and Partners for Growth IV, L.P. and CPT’s issuance of a replacement note to CPT Investments that was entered into in July 2019;

(2) $1,611,712 of the Termination Fee was satisfied by CPT transferring all of the assets related to CPT’s programmatic and RTB advertising solutions business conducted through managed services and a proprietary SaaS solution (the “ReTargeter Business”), free and clear of all liabilities, encumbrances, or liens, to Inuvo; and

(3) CPT paid $125,000 to Inuvo on September 15, 2019 to be contributed to the settlement of ongoing litigation with respect to the Mergers.

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

Hitachi Credit Agreement

On March 12, 2020 Inuvo, Inc. closed a Loan and Security Agreement dated February 28, 2020 by and between our Company and our subsidiaries and Hitachi. Under the terms of the Loan and Security Agreement Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus

(i) the lesser of 75% of the aggregate Unbilled Accounts Receivable (as those terms are defined in the Loan and Security Agreement) or 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020 we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy our obligations to Western Alliance Bank under our credit agreement with it and the balance was used for working capital at the time. Following the satisfaction of our obligations to Western Alliance Bank, all agreements with that entity were terminated.

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we should exit the Agreement before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000.

2020 Overview

We entered 2020 with two product lines, ValidClick and IntentKey, the latter having been launched through an integration with Xandr at the end of 2018. For ValidClick, our objective was to keep the business steady while diversifying revenue within the product line. With the termination of the Merger Agreement with CPT in June 2019, we began to reassess our strategy. The integration of the IntentKey to Xandr leading into 2019 provided a means to distribute our IntentKey product. We had conducted an extensive evaluation of potential partners in late 2018 having ultimately selected Xandr due to their scale and the immediate fit of their technology. This relationship allowed our proprietary data, which is manufactured by our patented artificial intelligence, to become available for sale by Inuvo as a service to online advertisers, thousands of which use the Xandr platform to execute their campaigns.

This year, 2020, has been an extraordinary year that could not have been predicted at the time it was forecasted. The COVID-19 pandemic resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus. Beginning in late April 2020, we experienced a significant reduction in demand (marketing budgets) within the ValidClick business and a modest decline in demand within the IntentKey business, the combination of which has resulted in a significant reduction in our revenue run rate. Generally, marketing budgets tend to decline in times of a recession. We curtailed expenses, including compensation and travel and we issued a work from home policy to protect our employees and their families from virus transmission between co-workers. We began to experience interruptions in our daily operations, as a result of these policies. The revenue impact on our industry could vary dramatically by vertical. For example, we experienced less advertising demand from the travel, leisure and hospitality verticals. We also maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisers from which most of our ValidClick and digital publishing revenue originates. We continue to assess the impact of the COVID-19 pandemic on our Company.

We reported lower revenue for the year ended December 31, 2020 as compared to 2019 due predominately to the impact of the COVID-19 pandemic on customer advertising budgets. Gross margins improved significantly in 2020 compared to 2019. We reported gross margins of 81.4% in 2020 compared to 63.1% in the prior year due to reducing outsourced campaign management for the ValidClick platform as well as growing acceptance of the IntentKey.

Impact of COVID-19 Pandemic

First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. We did not experience an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. Because we operate in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the coronavirus pandemic on our Company is difficult. Beginning in late April 2020, we experienced a significant reduction in marketing budgets and a decrease in monetization rates which impacted ValidClick more severely than the IntentKey. This resulted in a significant reduction in our overall revenue run rates within the year with the low point having occurred in May.

In response to COVID-19, we curtailed expenses, including compensation and travel throughout the year in addition to the other actions described above. Additionally, in April 2020, we obtained an unsecured Paycheck Protection Program ("PPP") loan under the Coronavirus Aid, Relief and Economic Security ("CARES") Act of $1.1 million which we used primarily for payroll costs. The loan was fully forgiven by the Small Business Administration (SBA) on November 2, 2020.

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue, but because of the unprecedented sustainability of COVID-19 on our business, we are unable at this time to predict with any certainty how our clients will adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate will change as a result. As a result of this uncertainty, we are focusing our resources on areas we believe could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates.

Our net working capital was a positive $5.9 million as of December 31, 2020. During January 2021, the Company raised approximately $14.3 million, before expenses, through the sale of our securities in two offerings. During the second and third quarters of 2020, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained a $1.1 million loan under the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act of 2020 (“PPP Loan”). With the reduction in our revenue run rate, there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2020 and 2019 appearing elsewhere in this report. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, valuation of long-lived assets, income tax valuation allowance and derivative liability. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Years Ended December 31,
	2020	2019	Change	% Change
Net Revenue	$44,640,007	$61,525,214	$(16,885,207)	(27.4)%
Cost of Revenue	8,296,483	22,700,873	(14,404,390)	(63.5)%
Gross Profit	$36,343,524	$38,824,341	(2,480,817)	(6.4)%

Net Revenue

We experienced lower year over year revenue for the year ended December 31, 2020 as compared to the same period in 2019. Revenue declined within the ValidClick platform where COVID-19 had a material impact on advertising budgets. The renegotiation of payment terms and conditions with marketing partners in the quarter ended June 30, 2020 also contributed to the lower ValidClick revenue as a trade off for higher gross margins. The IntentKey platform grew 22.2% for the year ended December 31, 2020 over the prior year.

Cost of Revenue

Cost of revenue is primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick and to ad exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey. The decrease in the cost of revenue for the year ended December 31, 2020 compared to the same time period in 2019 was due primarily to the decline in ValidClick revenue as described in the Net Revenue section and the decision to reduce certain historically outsourced campaign management tasks.

Operating Expenses

	For the Year Ended December 31,
	2020	2019	Change	% Change
Marketing costs (TAC)	$27,410,284	$30,135,991	$(2,725,707)	(9.0%)
Compensation	9,350,831	7,753,528	1,597,303	20.6%
Selling, general and administrative	7,630,990	8,673,015	(1,042,025)	(12.0%)
Operating expenses	$44,392,105	$46,562,534	$(2,170,429)	(4.7%)

Marketing costs or TAC include those expenses required to attract an audience to the ValidClick owned and operated web properties. The decrease in marketing costs for the year ended December 31, 2020 compared to the same period in 2019 was due primarily to the decline in revenue as described in the Net Revenue section, the decision to reduce the use of outside agencies for traffic acquisition and due to renegotiating payment terms and conditions with a ValidClick marketing partner in the second quarter.

Compensation expense was higher for the year ended December 31, 2020 compared to the same time period in 2019 due primarily to higher employee salary expense, commissions, stock-based compensation and accrued incentive pay. Our total employment, both full and part-time, was 75 at December 31, 2020 compared to 65 at December 31, 2019. The higher head count at the end of 2020, as described above, was primarily the result of a decision to reduce the use of outside agencies for traffic acquisition and take the function in-house.

Selling, general and administrative costs were lower for the year ended December 31, 2020 compared to the same time period in 2019 due primarily to approximately $1 million in legal and professional fees related to the terminated Merger in 2019.

Interest Expense, net

Interest expense, net, which represents interest expense on financed receivables, finance lease obligations and PPP loan, was approximately $254 thousand for the year ended December 31, 2020.

Interest expense, net, was approximately $482 thousand for the year ended December 31, 2019. The higher amounts were primarily due to increased borrowings from financed receivables.

Other income, net

Other income, net, of $997 thousand in 2020 was primarily due to the $1.1 million PPP loan being fully forgiven on November 2, 2020. The PPP loan helped fund compensation expenses. Partially offsetting the PPP loan was a $103 thousand other expense due to the change of the fair market value of the derivative liability associated with convertible promissory notes that were extinguished by May 2020.

Other income, net, of $3.4 million in 2019 is due primarily to the Termination Fee of $2.8 million and the excess fair value over assets received for ReTargeter of $967 thousand (see Mergers Termination above), offset by approximately $191 thousand due to the change of the fair market value of the derivative liability associated with convertible promissory notes and to $255 thousand due to the conversion of a portion of the convertible promissory notes (as described in Note 7).

Liquidity and Capital Resources

The change in cash flows from operating activities during 2020 was a use of cash of $5,599,335 primarily due to a net loss of $7,304,569, a decrease in the accounts payable balance by $2,271,578, the benefit of $1,260,978 from a contract cancellation and $1,109,000 from the forgiveness of the PPP loan, partially offset by the decrease in the accounts receivable balance of $1,317,508 and the increase in accrued expenses and other liabilities balance by $623,576. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

Our principal sources of liquidity are the sale of our common stock, our borrowings under our credit facility with Hitachi, described in Note 6, and borrowings from non-bank financial institutions (see Note 7). During March 2020 and April 2020, we raised approximately $1.5 million in gross proceeds, before expenses, through sales of our common stock and in April 2020 we received a $1.1 million PPP Loan. On June 8, 2020, we raised an additional $5.5 million in gross proceeds, before expenses, through the sale of our common stock and on July 27, 2020, we raised an additional $10.75 million in gross proceeds, before expenses, through sales of our common stock. On January 19, 2021, we raised an additional $8 million in gross proceeds, before expenses, through the sale of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds, before expenses, through sales of our common stock.

We have focused our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

Though we believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

In April 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. These reductions continued to adversely impact overall revenue throughout the year. While COVID-19 is still present, we are at this time, unable to quantify the long-term impacts on our Company. As a result, in May 2020 and June 2020 we implemented a temporary compensation change for senior officers and certain other highly compensated employees. We also curtailed expenses, including compensation and travel for the months of May and June, and we issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. As a result of this uncertainty, we continue to focus our resources on areas we believe have immediate revenue potential while concurrently reducing expenses where necessary with an objective to minimize daily operating disruptions.

On October 7, 2020, we held a Special Meeting of Stockholders for the purpose of approving and adopting the ratification and validation of the amendment to our articles of incorporation to increase the number of authorized shares of common stock that we may issue from 60,000,000 to 100,000,000. The proposal was approved.

On December 16, 2020, stockholders approved an amendment to our articles of incorporation increasing the number of authorized shares of common stock, $0.001 par value per share from 100,000,000 to 150,000,000.

Cash Flows

The table below sets forth a summary of our cash flows for the years ended 2020 and 2019:

	2020	2019
Net cash used in operating activities	$5,559,335	$5,338,383
Net cash used in investing activities	$1,185,335	$1,194,164
Net cash provided by financing activities	$14,302,346	$6,676,580

Cash Flows - Operating

Net cash used in operating activities was $5,599,335 during 2020. We reported a net loss of $7,304,569, which included non-cash expenses; depreciation and amortization of $3,237,930, amortization of right of use assets $367,981 and stock-based compensation of $858,683. The change in operating assets and liabilities was a net use of cash of $506,196 primarily due to a decrease in the accounts payable balance by $2,271,578, offset by a decrease in the accounts receivable balance by $1,317,508. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During 2019, cash used in operating activities was $5,338,383. We reported a net loss of $4,488,107. Additional non-cash expenses included the non-cash expenses of depreciation and amortization of $3,422,385 and stock-based compensation expenses of $789,914. The change in operating assets and liabilities was a net use of cash of $1,583,570.

Cash Flows - Investing

Net cash used in investing activities was $1,185,335 and $1,194,164 for 2020 and 2019, respectively. Cash used in investing activities in both years has primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $14,302,346 during 2020 primarily from proceeds from the sale of common stock.

During 2019, net cash used in financing activities was $6,676,580 primarily from proceeds from the sale of common stock and the convertible promissory notes (as described in Note 8).

Off Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2020, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

Except for the remediation procedures related to ASC 740 (see Note 19), which were completed in our most recent fiscal quarter, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2021 Annual Meeting of Shareholders to be filed on or prior to April 30, 2021 (the “Proxy Statement”) and is incorporated herein by this reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1 and included on pages F-2 through F-26.

2.  Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements herein.

3.   Exhibits (including those incorporated by reference).

*** Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted material has been filed separately with the Commission. Certain portions of this exhibit have also been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to Inuvo if publicly disclosed. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
2.3	Agreement and Plan of Merger by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc., and CPT Cigar Merger Sub, Inc., dated November 2, 2018.*	8-K	11/5/18	2.1
2.4	Securities Purchase Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.2
2.5	10% Senior Unsecured Subordinated Convertible Promissory Note, executed by the Company in favor of CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.3
2.6	Registration Rights Agreement, by and between Inuvo, Inc. and CPT Investments, LLC, dated November 1, 2018.	8-K	11/5/18	2.4
2.7	Form of 10% Promissory Note, executed by Inuvo, Inc. in favor of certain affiliates of Inuvo, Inc., dated November 1, 2018.	8-K	11/5/18	2.5
2.8	First Amendment to Agreement and Plan of Merger dated March 1, 2019, by and among Inuvo, Inc., a Nevada corporation, ConversionPoint Technologies Inc., a Delaware corporation, ConversionPoint Holdings, Inc., a Delaware corporation, CPT Merger Sub, Inc., a Delaware corporation and CPT Cigar Merger Sub, Inc., a Nevada corporation.	8-K/A	3/5/19	2.1
2.9	Agreement and Plan of Merger Termination Agreement dated June 20, 2019 by and among ConversionPoint Technologies, Inc., ConversionPoint Holdings, Inc., CPT Merger Sub, Inc., Inuvo, Inc. and CPT Cigar Merger Sub, Inc.	8-K	6/21/19	2.1
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020	10-Q	11/9/20	3(i)(8)
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021				Filed
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
4.1	Description of Securities				Filed
10.1	Google Services Agreement effective March 1, 2017 by and between Vertro, Inc. and Google Inc. ***	8-K/A	6/7/17	10.27

10.2	Amendment Number One to Google Services Agreement effective March 1, 2019 ***	10-K	3/15/19	10.6
10.3	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.4	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.5	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.6	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24
10.7	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.8	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.9	Amendment #15 to Yahoo! Publisher Contract dated May 9, 2018	8-K	5/15/18	10.1
10.10	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1
10.11	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract	10-K	3/15/19	10.6
10.12	Amendment #28 to the Yahoo! Publisher Network Contract #1-19868214, dated as of November 11, 2020***	8-K	11/16/20	10.1
10.13	Form of Indemnification Agreement with Directors of Inuvo, Inc.	10-Q	11/7/18	10.5
10.14	Form of Securities Purchase Agreement dated June 4, 2020 by and between Inuvo, Inc, and the purchasers listed therein	8-K	6/4/20	10.1
10.15	Form of Securities Purchase Agreement, dated January 14, 2021 by and between Inuvo, 2019.Inc, and the purchasers listed therein	8-K	1/14/21	10.1
10.16	Form of Securities Purchase Agreement dated January 20, 2021 by and between Inuvo, Inc, and the purchasers listed therein	8-K	1/20/21	10.1
10.17	2010 Equity Compensation Plan	DEF14A	4/30/2010	A
10.18	Amendment No. 1 to 2010 Equity Compensation Plan dated February 29, 2012	S-8	2/29/2012	99.2
10.19	2017 Equity Compensation Plan	DEF14A	4/28/2017	A
10.20	Amendment No. 1 to the 2017 Equity Compensation Plan	DEF14	9/3/2019	B
10.21	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission	10-K	3/13/2013	10.23
10.22	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission..	10-K	3/13/2013	10.24
10.23	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/2012	10.2
10.24	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/2012	10.4
10.25	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris	8-K	3/6/2012	10.5
10.26	Loan and Security Agreement dated February 28, 2020 effective March 12, 2020 by and between Inuvo, Inc. and its subsidiaries and Hitachi Capital America Corp.	8-K	3/17/2020	10.1
10.27	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
10.28	Form of Subscription Agreement	8-K	4/01/20	10.1
10.29	2017 Equity Compensation Plan Restricted Stock Unit Agreement				Filed
21.1	Subsidiaries of the Registrant				Filed
23.1	Consent of Mayer Hoffman McCann P.C				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments).				Filed

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2. The omitted confidential material has been filed separately. Certain portions of this exhibit have also been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to Inuvo if publicly disclosed. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

Item 16. Form 10-K Summary

The Company has elected not to provide this optional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

February 11, 2021	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	February 11, 2021
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	February 11, 2021
Wallace D. Ruiz

/s/ G. Kent Burnett	Director	February 11, 2021
G. Kent Burnett

/s/ Gordon J. Cameron	Director	February 11, 2021
Gordon J. Cameron

/s/ Charles D. Morgan	Director	February 11, 2021
Charles D. Morgan

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2009.

February 11, 2021
Clearwater, Florida

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2020	2019
Assets
Current assets
Cash	$7,890,665	$372,989
Accounts receivable, net of allowance for doubtful accounts of $209,667 and $225,000, respectively	6,227,610	7,529,785
Prepaid expenses and other current assets	413,435	243,888
Total current assets	$14,531,710	$8,146,662
Property and equipment, net	1,187,061	1,374,152
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	8,586,089	10,451,593
Right of use assets - operating lease	606,573	756,115
Right of use assets - finance lease	395,910	88,178
Other assets	20,886	20,886
Total other assets	$19,462,800	$21,170,114
Total assets	$35,181,571	$30,690,928

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,048,260	$7,520,567
Accrued expenses and other current liabilities	$4,216,448	$3,614,433
Lease liability - operating lease	$217,671	362,130
Lease liability - finance lease	$246,793	80,777
Derivative liability	$—	182,250
Convertible promissory notes, current portion (net)	$—	$536,806
Financed receivables	$—	$3,381,364
Total current liabilities	$8,729,172	$15,678,327

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	388,902	394,889
Lease liability - finance lease	93,426	—
Other long-term liabilities	573,957	57,162
Total long-term liabilities	$1,163,285	$559,051

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 100,000,000; issued and outstanding shares 98,035,829 and 52,222,538 respectively; issued and outstanding shares 98,035,829 and 51,846,011, respectively	98,036	52,223
Additional paid-in capital	161,541,448	144,843,687
Accumulated deficit	(136,350,370)	(129,045,801)
Treasury stock, at cost - — and 376,527 shares, respectively	—	(1,396,559)
Total stockholders' equity	$25,289,114	$14,453,550
Total liabilities and stockholders' equity	$35,181,571	$30,690,928

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Operations
For the Years Ended December 31,

	2020	2019
Net revenue	$44,640,007	$61,525,214
Cost of revenue	8,296,483	22,700,873
Gross profit	36,343,524	38,824,341
Operating expenses
Marketing costs (Traffic Acquisition Costs-TAC)	27,410,284	30,135,991
Compensation	9,350,831	7,753,528
Selling, general and administrative	7,630,990	8,673,015
Total operating expenses	44,392,105	46,562,534
Operating loss	(8,048,581)	(7,738,193)
Interest expense, net	(253,505)	(482,210)
Other income, net	997,517	3,397,902
Loss from continuing operations before taxes	(7,304,569)	(4,822,501)
Income tax benefit	—	334,394
Net loss	$(7,304,569)	$(4,488,107)

Per common share data
Basic and diluted
Net loss	$(0.09)	$(0.11)

Weighted average shares
Basic	77,473,479	40,454,779
Diluted	77,473,479	40,454,779

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balances as of December 31, 2018	32,381,290	$32,759	$138,867,509	$(124,557,694)	$(1,396,559)	$12,946,015
Net loss	—	—	—	(4,488,107)	—	(4,488,107)
Stock-based compensation	—	—	789,914	—	—	789,914
Stock issued for vested restricted stock awards	765,429	765	(765)	—	—	—
Sale of common stock	15,812,500	15,812	4,398,311	—	—	4,414,123
Shares withheld for taxes on vested restricted stock			(45,565)			(45,565)
Convertible Note Conversion	2,886,792	2,887	834,283	—	—	837,170
Balances as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(129,045,801)	$(1,396,559)	$14,453,550
Net loss	—	—	—	(7,304,569)	—	(7,304,569)
Stock-based compensation	—	—	858,683	—	—	858,683
Cancellation of treasury stock	—	(376)	(1,396,183)	—	1,396,559	—
Stock issued for vested restricted stock awards	1,020,882	1,020	(1,020)	—	—	—
Shares withheld for taxes on vested restricted stock			(74,550)	—	—	(74,550)
Convertible Note Conversion	3,000,000	3,000	920,810	—		923,810
Sale of common stock	42,168,936	$42,169	$16,390,021	$—	$—	16,432,190
Balances as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	$—	$25,289,114

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020 and 2019

	2020	2019
Operating activities:
Net loss	$(7,304,569)	$(4,488,107)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(1,109,000)	—
Contract cancellation	(1,260,978)	—
Gain on merger termination	—	(3,766,667)
Loss on extinguishment of convertible debt	65,700	193,179
Deferred income taxes	—	(334,394)
Depreciation and amortization	3,237,930	3,245,192
Amortization of Right of Use Assets	367,981	177,193
Mark to market fair value of derivative	102,664	(78,913)
Stock based compensation	858,683	789,914
Amortization of financing fees	11,092	59,245
(Recovery)/Provision for doubtful accounts	(15,333)	161,273
Amortization of OID interest expense	13,167	119,167
Amortization of debt discount	18,286	168,105
Third party rights agreement	(78,762)	—
Change in operating assets and liabilities:
Accounts receivable	1,317,508	(973,522)
Prepaid expenses, unbilled revenue and other assets	(175,702)	20,893
Accounts payable	(2,271,578)	(1,978,974)
Accrued expenses and other liabilities	623,576	1,348,033
Net cash used in operating activities	(5,599,335)	(5,338,383)
Investing activities:
Purchases of equipment and capitalized development costs	(1,185,335)	(1,194,164)
Net cash used in investing activities	(1,185,335)	(1,194,164)
Financing activities:
Proceeds from sale of common stock, net of expenses	16,432,190	4,349,123
Proceeds from PPP and SBA loans	1,258,900	—
Proceeds from ValidClick licensing agreement	500,000	—
Proceeds from financed receivables	—	1,521,511
Proceeds from convertible promissory note	—	1,200,000
Payments on note payable	—	(250,000)
Net proceeds on revolving line of credit	(3,381,364)	—
Payments on finance/capital leases	(432,830)	(198,960)
Net taxes paid on RSU grants exercised	(74,550)	(45,565)
Prepaid financing fees	—	(24,529)
Shareholder settlement	—	125,000
Net cash provided by financing activities	14,302,346	6,676,580

Net change – cash	7,517,676	144,033
Cash, beginning of year	372,989	228,956
Cash, end of year	$7,890,665	$372,989

Supplemental information:
Interest paid	$207,213	$421,860
Non-cash investing and financing activities:
Conversion of Debt and derecognition of derivative and discounts to common stock	$923,810	$—
Assets purchased under finance lease obligations	$547,303	$—
Assets purchased under operating lease obligations	$249,595	$—
Debt conversion and related activities	$—	$837,170
Adoption of ASC 842-old capital leases	$—	$263,580
Adoption of ASC 842	$—	$1,173,946
ReTargeter assets	$—	$2,575,000
Conversion of debt to common stock	$—	$765,000
Derecognition of derivative in exchange for common stock	$—	$72,170

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo's clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients, numerous world- renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This sophisticated machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI includes a continually updated database of over 500 million machine profiles which Inuvo utilizes to deliver highly aligned online audiences to its clients. Inuvo earns revenue when consumers view or click on its client’s messages.
The Inuvo business scales through account management activity with existing clients and by adding new clients through sales activity.

As part of the Inuvo technology strategy, it owns a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test the Inuvo technologies, while also delivering high quality consumers to clients through the interaction with proprietary content in the form of images, videos, slideshows and articles.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things (IOT), and the relationships required to execute within the IOT. Inuvo's intellectual property is protected by 18 issued and seven pending patents.

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

Concurrently with the execution of the Merger Termination Agreement, CPT Investments, LLC, a California limited liability company and an affiliate of CPT (“CPT Investments”), and Inuvo entered into a certain Inuvo Note Termination Agreement (the “Note Termination Agreement”) and agreed to (1) terminate and cancel the 10% Senior Unsecured Subordinated Convertible Promissory Note, dated November 1, 2018, executed by Inuvo in favor of CPT Investments (the “CPTI Note”), which as of June 20, 2019, had $1,063,288 in accrued principal and interest outstanding (the “Outstanding Indebtedness”) by July 20, 2019, (2) effective immediately, terminate all conversion rights under the CPTI Note to convert amounts outstanding into shares of Inuvo’s common stock, (3) terminate the Securities Purchase Agreement, dated November 1, 2018, by and between Inuvo and CPT Investments, and (4) terminate the Registration Rights Agreement, dated November 1, 2018, by and between Inuvo and CPT Investments.

The Merger Termination Agreement provided that the termination fee of $2,800,000 to be paid to Inuvo (the “Termination Fee”) for failure to fulfill the Financing Condition would be satisfied as follows:

(1) $1,063,288 of the Termination Fee was satisfied in consideration of the termination and cancellation of the Outstanding Indebtedness pursuant to the CPTI Note Termination Agreement that was approved by CPT’s senior lenders Montage Capital II, L.P. and Partners for Growth IV, L.P. and CPT’s issuance of a replacement note to CPT Investments that was entered into in July 2019;

(2) $1,611,712 of the Termination Fee was satisfied by CPT transferring all of the assets related to CPT’s programmatic and RTB advertising solutions business conducted through managed services and a proprietary SaaS solution free and clear of all liabilities, encumbrances, or liens, to Inuvo. The enterprise valuation of the ReTargeter Business was determined to be $2.57 million.

(3) CPT paid $125,000 to Inuvo on September 15, 2019 to be contributed to the settlement of ongoing litigation with respect to the Mergers.

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

Liquidity

The change in operating assets and liabilities during 2020 was a use of cash of $5,599,335 primarily due to a net loss of $7,304,569, a decrease in the accounts payable balance by $2,271,578, partially offset with the decrease in the accounts receivable balance of $1,317,508 and the increase in accrued expenses and other liabilities balance by $623,576. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

Our principal sources of liquidity are the sale of our common stock, our borrowings under our credit facility with Hitachi, described in Note 6, and borrowings from non-bank financial institutions (see Note 7). During March 2020 and April 2020, we raised approximately $1.5 million in gross proceeds, before expenses, through sales of our common stock and in April 2020 we received a $1.1 million PPP Loan. On June 8, 2020, we raised an additional $5.5 million in gross proceeds, before expenses, through the sale of our common stock and on July 27, 2020, we raised an additional $10.75 million in gross proceeds, before expenses, through sales of our common stock. On January 19, 2021, we raised an additional $8.0 million in gross proceeds, before expenses, through the sale of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds, before expenses, through sales of our common stock.

In April 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. These reductions have adversely impacted our overall revenue throughout 2020. We are unable at this time to quantify the ultimate long-term impact on our company. As a result, in May 2020 and June 2020 we implemented a temporary compensation change for senior officers and employees. Certain employees with salaries in excess of $100,000 per year had forgone a percentage of their salary. We have curtailed expenses, including compensation and travel for the months of May and June, and we issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. As a result of this uncertainty we are focusing our resources on areas we believe have immediate revenue potential and attempting to reduce expenses where necessary with as little disruption on our daily operations as possible. Should revenues continue to turn downwards or fail to return to historical levels, we may not be able to offset expenses quickly enough.

On October 7, 2020, we held a Special Meeting of Stockholders for the purpose of approving and adopting the ratification and validation of the amendment to our articles of incorporation to increase the number of authorized shares of common stock that we may issue from 60,000,000 to 100,000,000. The proposal was approved.

On December 16, 2020, stockholders approved an amendment to our articles of incorporation increasing the number of authorized shares of common stock, $0.001 par value per share from 100,000,000 to 150,000,000.

Revisions of Previously Issued Consolidated Financial Statements

During the second quarter of 2020, the Company identified an error in the accounting for deferred tax asset valuation allowance originating in 2012 and continuing in its previously issued 2019 annual consolidated financial statements and the first quarter of 2020. Although the Company assessed the materiality of the error and concluded that the error was not material to the previously issued annual or interim financial statements, the Company is revised its previously issued 2019 annual balance sheet to correct for the error in connection with the filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2020. Additionally, in connection with the filing of this Annual Report on Form 10-K, the Company has disclosed the impact of the revision to the consolidated balance sheet to correct for the impact of the error. See Note 19, "Revisions of Previously Issued Consolidated Year-end Financial Statements" for reconciliations between as reported and as revised amounts as of and for the period ended December 31, 2019 and 2018.

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

Revenue recognition - Most of our revenue is generated through clicks on advertisements presented on our properties or those of our partners. We recognize revenue from clicks in the period in which the click occurs. Payments to partners who display advertisements on our behalf are recognized as cost of revenue. Revenue from data sales and commissions is recognized in the period in which the transaction occurs and the other revenue recognition criteria are met. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We also recognize revenue from serving impressions when we complete all or a part of an order from an advertiser. The revenue is recognized in the period that the impression is served.

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Years Ended December 31,
	2020		2019
ValidClick Platform	$34,233,638	76.7%	$53,006,638	86.2%
IntentKey Platform	10,406,369	23.3%	8,518,576	13.8%
Total	$44,640,007	100.0%	$61,525,214	100.0%

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,372,426 and $1,680,104, respectively, for the years ended December 31, 2020 and 2019.

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

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount.

We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

We determined there was no impairment of goodwill during 2020 and 2019.

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

We recorded no impairment of intangible assets during 2020 or 2019.

In 2019, we recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.

See Note 5, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation for a significant portion of the net deferred tax assets as of December 31, 2020 and 2019.

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

See Note 13, Stock-Based Compensation, for further details on our stock awards.

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

As of December 31, 2020, there were 38 employees in Arkansas, twelve employees under the required 50. As such, we recorded a contingent liability $60,000.

As of December 31, 2019, there were 33 employees in Arkansas, seventeen employees under the required 50. As such, we recorded a contingent liability $85,000.

Treasury Stock - The cost method was used in recording the purchase of the treasury stock.  Treasury stock changes as a result of common stock we acquire in the market. On July 14, 2020, our Board of Directors authorized the cancellation of 376,527 shares of treasury stock.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2020 and 2019 and therefore, shares associated with stock options, restricted stock and convertible debt are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

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

Concentration of credit risk - We are exposed to concentrations of risk primarily in cash and accounts receivable, which are generally not collateralized. Our policy is to place our cash with high credit, quality financial institutions in order to limit the amount of credit exposure. Our cash deposits exceed FDIC limits. We do not require collateral from our customers, but our credit extension and collection policies include monitoring payments and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

Customer concentrations - At December 31, 2020, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable. These customers combined owed approximately 35.4% of our gross accounts receivable balance as of December 31, 2020. The same two customers accounted for 60.5% of our revenue for the year ended December 31, 2020.

In 2019, we had two individual customers with accounts receivable balances greater than 10% of the gross accounts receivable. These customers combined owed approximately 60.0% of our gross accounts receivable balance as of December 31, 2019. The same two customers accounted for 78.5% of our revenue for the year ended and December 31, 2019.

Use of estimates - The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and purchased intangible asset valuations, valuation of long-lived assets, income tax valuation allowance and derivative liability. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Additional accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of- use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new standard effective January 1, 2019 on a modified retrospective basis and did not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2019, we elected to early adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward- looking expected credit loss model which will result in earlier recognition of credit losses. On November 15, 2019, the FASB delayed the effective date certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Note 3 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2020 and 2019:

	2020	2019
Balance at the beginning of the year	$225,000	$63,727
Provision for bad debts	135,000	189,441
Charge-offs	(150,333)	(28,168)
Balance at the end of the year	$209,667	$225,000

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2020 and 2019 was as follows:

	2020	2019
Furniture and fixtures	$293,152	$293,152
Equipment	1,052,199	1,025,357
Software	11,475,683	10,309,298
Leasehold improvements	421,016	421,016
Subtotal	$13,242,050	$12,048,823
Less: accumulated depreciation and amortization	(12,054,989)	(10,674,671)
Total	$1,187,061	$1,374,152

Note 5 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2020:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2020 Amortization

Customer list, Google	20 years	$8,820,000	$(3,895,500)	$4,924,500	$441,000
Technology	5 years	3,600,000	(2,820,000)	780,000	720,000
Customer list, ReTargeter (2)	5 years	1,931,250	(547,188)	1,384,062	386,250
Customer list, all other	10 years	1,610,000	(1,422,202)	187,798	161,004
Brand name, ReTargeter (2)	5 years	643,750	(182,396)	461,354	128,750
Customer relationships	20 years	570,000	(111,625)	458,375	28,500
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(8,978,911)	$8,586,089	$1,865,504

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2019:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2019 Amortization
Customer list, Google	20 years	$8,820,000	$(3,454,500)	$5,365,500	$441,000
Technology	5 years	3,600,000	(2,100,000)	1,500,000	720,000
Customer list, ReTargeter (2)	5 years	1,931,250	(160,938)	1,770,312	160,938
Customer list, all other	10 years	1,610,000	(1,261,198)	348,802	161,004
Brand name, ReTargeter (2)	5 years	643,750	(53,646)	590,104	53,646
Customer relationships	20 years	570,000	(83,125)	486,875	28,500
Tradenames, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(7,113,407)	$10,451,593	$1,565,088

Goodwill, total		$9,853,342	$—	$9,853,342	$—
___________

(1)The trade names related to our web properties have an indefinite life, and as such are not amortized.
(2)We recorded $2.57 million in intangible assets from the CPT Merger Termination Agreement. An independent valuation of the assets was performed to determine the carrying value of the assets listed above. See Note 1 - Organization and Business.

Our amortization expense over the next five years and thereafter is as follows:

2021	$1,865,504
2022	1,071,294
2023	984,500
2024	769,917
2025	469,500
Thereafter	3,035,374
Total	$8,196,089

Note 6 - Bank Debt

The following table summarizes our outstanding bank debt balances:

	December 31, 2020	December 31, 2019
Financed receivables - 5.75 percent at December 31, 2019 (prime plus 1 percent) on invoice receivables; 6.75 percent at December 31, 2019 (prime plus 2 percent) on uninvoiced receivables	—	3,381,364
Total	$—	$3,381,364

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

On June 6, 2019, we entered into the Third Amendment to the Amended and Restated Financing. The Third Amendment provided that with respect to the eligible unbilled receivable sublimit of $2,500,000, which expired May 31, 2019 under the Amended and Restated Financing Agreement, that: (i) lender had no obligation to finance unbilled receivables but may do so in its discretion; and (ii) lender may terminate financing of unbilled receivables upon written notice. The Third Amendment also imposed an amendment fee of $2,000. The Business Financing Agreement expired and at December 31, 2020 there were no outstanding balances due.

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable or 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020, we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy all of our obligations under the Western Alliance Bank credit agreement and the balance was used for working capital. Following the satisfaction of our obligations to Western Alliance Bank, all agreements with that entity have been terminated. We pay Hitachi a monthly interest at the rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand. The Agreement contains certain affirmative and negative covenants to which we are subject. As of December 31, 2020, we were in compliance or obtained a waiver for these covenants.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we exit our relationship with Hitachi before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000. At December 31, 2020 there were no outstanding balances due under the Loan and Security Agreement.

Note 7 - Convertible Promissory Note

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

Effective April 20, 2020, the Company and the holder of the remaining Calvary Notes due September 1, 2020 in the principal amount of $315,000 as modified under that certain Note Modification and Release Agreement effective November 11, 2019, agreed to amend the note to extend the maturity date to December 31, 2020 and reduce the conversion price to $0.175 per share. On April 21, 2020, the noteholder converted $200,000 principal amount due under the note into 1,142,857 shares of our common stock. On May 5, 2020, the noteholder converted the final $115,000 principal amount due under the note into 657,143 shares of our common stock, thereby satisfying the note in full.

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

At December 31, 2019, we recorded a derivative liability of $182,250 related to the modification and extinguishment of the convertible promissory note discussed in Note 7 - Convertible Promissory Note. In accordance with the guidance above, the fair value of the derivative liability is considered "Level 3."

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2020 and 2019:

	2020	2019
Accrued marketing costs (TAC)	$3,234,192	$2,200,014
Accrued expenses and other	440,578	1,152,267
Accrued commissions and payroll	423,373	115,707
Arkansas grant contingency	60,000	85,000
Accrued sales allowance	50,000	50,000
Accrued taxes, current portion	8,305	11,445
Total	$4,216,448	$3,614,433

Note 10 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2020 and 2019:

	2020	2019
Deferred revenue	420,000	—
SBA loan	149,900	—
Deferred rent	4,057	57,162
Total	$573,957	$57,162

Note 11 - Commitments

In March 2020, we entered into an agreement to allow a third party to license and use ValidClick technology. The agreement required a nonrefundable fee of $500,000 in March with subsequent fees as earned in later quarters. The $500,000 fee was recorded as deferred revenue in March 2020. We are committed to paying a monthly development royalty and marketing services fee when certain adjusted gross profit targets are achieved. For the year ended December 31, 2020, approximately $79,000 has been recognized as other income and approximately $420,000 as deferred revenue.

Note 12 - Income Taxes

The provision for income taxes consists of the following at December 31, 2020 and 2019:

	2020	2019
Current tax provision	$—	$—
Deferred tax benefit	—	(334,394)
Total tax benefit	$—	$(334,394)

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2020	2019
Federal statutory rate	21%	21%
State income tax rate, net of federal benefit	—%	1%
Permanent differences	3%	(3%)
Change in valuation allowance	(25%)	(12%)
	—%	7%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for a significant portion of the net deferred tax assets that may not be realized as of December 31, 2020 and 2019.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
Net operating loss carry forward	$36,484,500	$32,742,350
Intangible assets	447,700	686,400
Accrued expense	211,600	223,100
Deferred rent	18,000	15,700
Allowance for doubtful accounts	58,800	61,700
Other	472,500	258,600
Subtotal	37,693,100	33,987,850
Less valuation allowance	(35,848,400)	(32,075,650)
Total	1,844,700	1,912,200
Deferred tax liabilities:
Intangible assets and property and equipment	1,449,900	1,989,800
Other	501,800	29,400
Total	1,951,700	2,019,200
Total deferred tax liabilities	$(107,000)	$(107,000)

The net operating losses amounted to approximately $102,756,587 and expire beginning 2022 through 2037. Pursuant to Internal Revenue Service Code Section 382, the use of certain of the Company’s net operating loss carry forwards are limited due to a cumulative change in ownership.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2017 through 2019. Our state income tax returns are open to audit under the statute of limitations for the same periods.

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2020 and 2019.

Note 13 - Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2020 and 2019 periods, we granted options and restricted stock units ("RSUs") from the 2010 Equity Compensation Plan (“2010 ECP”) and the 2017 Equity Compensation Plan (“2017 ECP”). The 2010 ECP expired by its terms in April 2020. Option and RSUs vesting periods are generally up to three years and/ or achieving certain financial targets.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $858,683 and $789,914 for the years ended December 31, 2020 and 2019, respectively. Total compensation cost not yet recognized at December 31, 2020 was $20,122 to be recognized over a weighted-average recognition period of less than one year.

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

The following table summarizes the stock grants outstanding under our 2010 ECP and 2017 ECP plans as of December 31, 2020:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	972,860	1,485,473	6,791,667	9,250,000
2010 ECP (*)	9,500	957,666	4,084,095	—	5,051,261
Total	9,500	1,930,526	5,569,568	6,791,667	14,301,261
(*) Expired April 2020

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes-Merton valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 0% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. At December 31, 2020, the 2010 ECP plan had 9,500 outstanding options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $0.56 and a weighted average remaining contractual term of 1.5 years.

The following table summarizes our stock option activity under the 2010 ECP plan during 2020:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	18,248	$1.74
Granted	—	$—
Forfeited, expired or cancelled	8,748	$3.01
Exercised	—	$—
Outstanding, end of year	9,500	$0.56
Exercisable, end of year	9,500	$0.56

No options were granted during 2020 or 2019.

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

The following table summarizes our restricted stock unit activity for 2020:

	Restricted Stock Unit	Weighted Average Fair Value
Outstanding, beginning of year	2,568,951	$0.79
Granted	587,103	$0.44
Exercised	1,202,933	$0.31
Forfeited	22,595	$0.50
Outstanding, end of year	1,930,526	$0.28

Note 14 – Stockholders Equity

Earnings per Share

During the 2020 and 2019, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Treasury Stock

On July 14, 2020, our Board of Directors authorized the cancellation of the 376,527 shares of treasury stock.

Note 15 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee's contributions to the plan up to the first four of the employee's annual salary. The matching contribution for the year ended 2020 was $186,483. The employer match was suspended for 2019.

Note 16 - Leases

The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms ranging from two to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's December 31, 2020 and 2019 consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are also listed as a separate line items on the Company's December 31, 2020 and 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1.2 million and finance leases of approximately $265,000, respectively, on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2020, total operating and financed right-of-use assets were $606,573 and $395,910, respectively. As of December 31, 2019, total operating and financed right-of-use assets were $756,115 and $88,178, respectively. As of December 31, 2019 the Company has entered into a short-term finance lease for equipment with a remaining term of twelve months or less and is included in the "Accrued expense and other current liabilities" section of the 2019 consolidated balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.

For the years-ended December 31, 2020 and 2019, the Company recorded $367,981 and $177,193 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities for are as follows:

December 31, 2020
Cash paid for operating lease liabilities	$362,366
Weighted-average remaining lease term	2.2 years
Weighted-average discount rate	6.25%

December 31, 2019
Cash paid for operating lease liabilities	$451,107
Weighted-average remaining lease term	2.0 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2020
2021	249,417
2022	246,527
2023	163,965
659,909
Less imputed interest	(53,336)
Total lease liabilities	$606,573

Information related to the Company's financed lease liabilities are as follows:

December 31, 2020
Cash paid for finance lease liabilities	$589,504
Weighted-average remaining lease term	2.3 years
Weighted-average discount rate	6.25%

December 31, 2019

Cash paid for finance lease liabilities	$270,312
Weighted-average remaining lease term	Less than one year
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2020
2021	260,970
2022	66,691
2023	31,366
359,027
Less imputed interest	(18,808)
Total lease liabilities	$340,219

Note 17 - Related Party Transactions

On March 20, 2020, we sold an aggregate of 3,931,428 shares of our common stock at a purchase price of $0.175 per share to the five members of our Board of Directors in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. We received proceeds of $688,000 in this offering. The purchase price of the shares of our common stock sold in the offering exceeded the closing market price of our common stock on March 19, 2020, the trading day immediately preceding the day the binding Insider Subscription Agreements were executed by the purchasers. The purchasers were all accredited investors. We did not pay any commissions or finder’s fees, and we used the proceeds for general working capital.

In June 2019, the Company entered into an agreement with First Orion Corp., which is partially owned by two directors and shareholders of Inuvo, to provide office space. The lease is for six-months commencing on July 1, 2019 and cost $60,000 which was prepaid in June 2019.

Note 18 - Subsequent Events

On January 7, 2021, we filed the Articles of Amendment to our Articles of Incorporation in the sate of Nevada increasing the number of authorized shares from 100,000,000 to 150,000,000.

On January 19, 2021, we closed a registered direct offering of an aggregate of 13,333,334 shares of our common stock, at a price of $0.60 per share, for gross proceeds of $8,000,000, before deducting placement agent fees and other offering expenses.

On January 22, 2021, we closed a registered direct offering of an aggregate of 5,681,817 shares of our common stock, at a price of $1.10 per share, for gross proceeds of $6,250,000, before deducting placement agent fees and commission and other offering expenses.

On January 28, 2021, we paid off the SBA loan and related interest of $153,930.

On February 1, 2021, our Little Rock, Arkansas lease was amended reducing the total office space to 7,831 square feet and adding an additional three years to the lease term. The lease is considered a lease modification under ASC Topic 842 - Leases and will be recorded in the first quarter of 2021.

Note 19 - Revisions of Previously Issued Consolidated Year-End Financial Statements

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