Form 10-K/A
period 2020-12-31
Inuvo, Inc.
filed 2021-03-10
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or
•TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to
Commission file number: 001-32442
INUVO, INC.

(Exact name of registrant as specified in its charter)

Nevada    87-0450450
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)
500 President Clinton Ave., Suite 300, Little Rock, AR    72201
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code (501) 205-8508

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

As of March 1, 2021 there were 118,516,204 shares of common stock of the registrant outstanding, including treasury shares but net of shares of common stock held by a subsidiary.
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Inuvo, Inc. (the “Company,” “Inuvo,” “we” or “our”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company may not file a definitive proxy statement within 120 days of December 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is amending and refiling Item 15 of Part IV, to reflect the inclusion of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the filing of our Original Filing.

	TABLE OF CONTENTS
		Page No.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance.	4
Item 11.	Executive Compensation.	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	13
Item 14.	Principal Accountant Fees and Services.	14

Part IV

Item 15.	Exhibits and Financial Statement Schedules.	15

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Richard K. Howe	58	Executive Chairman of the Board and Chief Executive Officer; Class I Director
Wallace D. Ruiz	69	Chief Financial Officer
John B. Pisaris, Esq.	54	General Counsel
Don Walker “Trey” Barrett III	56	Chief Operating Officer
Charles D. Morgan	78	Class III Director
Gordon J. Cameron	56	Class I Director
G. Kent Burnett	76	Class II Director

Executive officers of the Company are appointed by our board of directors and serve at the pleasure of the board of directors.

Richard K. Howe. Mr. Howe has been a member of our board of directors since November 2008 and has served as Executive Chairman of the Board since March 2012 and as our Chief Executive Officer since December 2012. Previously, he served as our President and Chief Executive Officer from November 2008 until March 2012. Prior to joining Inuvo, Mr. Howe served as Chief Marketing, Strategy and M&A Officer at the billion dollar multi-channel marketing services leader Acxiom Corporation (NasdaqGS: ACXM) where, since 2004, he led the company’s transition to online marketing services, the expansion into China and the development of the big data consulting services group. From 2001 to 2004, he served as general manager of Global Marketing Services (GMS) at Fair Isaac & Company (NYSE: FICO), a leading provider of analytics products and services where he drove the company’s online initiatives. Between 1999 and 2001, Mr. Howe started, grew and sold private Internet search innovator, ieWild. Mr. Howe has over his career led the acquisition, merger or divestiture of a dozen companies on three continents worth many hundreds of millions of dollars to shareholders. Mr. Howe earned a bachelor’s degree with distinction in engineering from Concordia University, Canada, and he earned his master’s degree in engineering from McGill University, Canada.

Wallace D. Ruiz. Mr. Ruiz has served as our Chief Financial Officer since June 2010. From 2005 until April 2009, Mr. Ruiz was Chief Financial Officer and Treasurer of SRI Surgical Express, Inc. (Nasdaq: STRC), a Tampa, Florida provider of outsourced sterilization and supply chain management services to healthcare providers that was acquired by Synergy Health plc. From 1995 until 2004, he was Chief Financial Officer of Novadigm, Inc. (Nasdaq: NVDM), a developer and worldwide marketer of enterprise infrastructure software that was acquired by Hewlett-Packard Company. Since March 2018, he has been a member of the board of directors of Recruiter.com Group, Inc. (OTCQB: RCRT). Mr. Ruiz received a B.S. in Computer Science from St. John’s University and a M.B.A. in Accounting and Finance from Columbia University. Mr. Ruiz is a Certified Public Accountant.

John B. Pisaris. Mr. Pisaris has served as our General Counsel since March 2012, following our acquisition of Vertro, Inc. He served as general counsel of Vertro, Inc. from October 2004 until March 2012. From February 2004 to September 2004, Mr. Pisaris served as vice president of legal of Vertro, Inc., and prior to that was a partner at Porter, Wright, Morris & Arthur LLP, a law firm, from January 2002 to January 2004.

Don Walker “Trey” Barrett, III. Mr. Barrett joined Inuvo in February 2010 as Senior Vice President of Corporate Strategy and Business Development, and was promoted to Chief Operating Officer in February 2013. Prior to joining Inuvo, Mr. Barnett served as Acxiom Corporation’s Director of Interactive Media Products overseeing the innovation and development of the Relevance-X product line. With over 25 years of data-driven direct marketing experience, he has been involved in several successful business start-ups in the direct and interactive marketing industries. Mr. Barnett earned a bachelor’s degrees in Marketing and Economics from the University of Arkansas at Fayetteville.

Charles D. Morgan. Mr. Morgan has been a member of our board of directors since June 2009. Since 2008, he has been the Chief Executive Officer of First Orion Corp., a private company that developed and markets PrivacyStar, an application that helps protect the mobile phone users’ privacy. He also serves as a member and is the past Chairman of the Board of Trustees of Hendrix College. Mr. Morgan has extensive experience managing and investing in both private and public companies including Acxiom Corporation (NasdaqGS: ACXM), an information services company he helped grow from an early stage company to $1.4 billion in revenues during his tenure as Chief Executive Officer from 1975 to 2008. Mr. Morgan has served on the board and in various leadership roles with the Direct Marketing Association (DMA) throughout his career, serving in 2001 as chairman of the DMA board.

Mr. Morgan was employed by IBM as a systems engineer for six years prior to joining Acxiom, and he holds a mechanical engineering degree from the University of Arkansas.

Gordon J. Cameron. Mr. Cameron has been a member of our board of directors since November 2016. He is a business transformation executive with three decades of success in growing businesses while managing risk. Mr. Cameron is currently Chief Consumer Credit Risk Officer at Fifth Third Bank. Prior to Fifth Third, Mr. Cameron was EVP of consumer risk at PNC Financial Services from 2008 until 2019. He was the Chief Credit Officer, Retail and Small Business Lending, at Canadian Imperial Bank of Commerce from 2005 to 2008. Mr. Cameron was the Chief Scientist Transaction Analytics, Global Account Management Solutions at Fair Isaac Corporation FICO from 2001 to 2005. Prior to his tenure with Fair Isaac Corporation, Mr. Cameron held executive positions at IeWild Inc., HNC Software Inc., Advanta National Bank/Fleet, The Cambell Group LTD and Fidelity Bank N.A. Mr. Cameron received a MBA from Widener University School of Management and a B.S. in Finance from Pennsylvania State University.

G. Kent Burnett. Mr. Burnett has been a member of our board of directors since November 2016. He is a retired technology and ecommerce executive. Mr. Burnett joined Dillard’s, Inc., one of the nation’s largest fashion retailers, in 1979. Mr. Burnett held various executive level technology positions at Dillard’s, including Chief Information Officer, Western Division Chairman and from 2009 to 2016 was Vice President of Technology and Ecommerce. Prior to joining Dillard’s, Mr. Burnett held various marketing, technology and engineering positions with IBM. Since 2012 he has been a member of the Board of Directors of First Orion Corp., a phone call protection and data provider, and from February 2012 to April 2013 he served as a member of the Board of Directors of Acumen Brands, an ecommerce retailer. Mr. Burnett received his undergraduate degree from the University of Arkansas.

There are no family relationships between any of the directors.

Corporate Governance; Code of Conduct and Business Code of Ethics

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders’ interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Conduct and Business Code of Ethics, which applies to all our directors, officers and employees. To assist in its governance, our board of directors has formed two standing committees composed entirely of independent directors, Audit and Nominating, Corporate Governance and Compensation. A discussion of each committee’s function is set forth below. Additionally, we have adopted and published to all employees our Whistleblower Notice establishing procedures by which any employee may bring to the attention of our Audit Committee any disclosure regarding accounting, internal control or other auditing issues affecting our company or any improper activities of any officer or employee. Disclosure may be made anonymously.

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

 Audit Committee; Audit Committee Financial Expert

The Audit Committee assists our board of directors in fulfilling its oversight responsibility relating to:

●	the integrity of our financial statements;

●	our compliance with legal and regulatory requirements; and

●	the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of two directors, each of whom have been determined by our board of directors to be independent as defined by the NYSE American Company Guide. Our board of directors has determined that each of Mr. Cameron and Mr. Burnett qualifies as an “audit committee financial expert” as defined by the SEC. During 2020, the Audit Committee held four meetings.

Board Committees

Our board of directors has standing Audit and Nominating, Corporate Governance and Compensation Committees. Each committee has a written charter. The charters are available on our website at www.inuvo.com. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Nominating, Corporate Governance and Compensation Committee Member
Charles D. Morgan		✓
Gordon J. Cameron	✓(1)	✓
G. Kent Burnett	✓	✓(1)

(1) Denotes Chairperson.

 Stockholder Nominations

Stockholders who would like to propose a candidate to serve on our board of directors may do so by submitting the candidate’s name, resume and biographical information to the attention of our corporate secretary. All proposals for nomination received by the corporate secretary will be presented to the committee for appropriate consideration. It is the policy of the Nominating, Corporate Governance and Compensation Committee to consider director candidates recommended by stockholders who appear to be qualified to serve on our board of directors. The Nominating, Corporate Governance and Compensation Committee may choose not to consider an unsolicited recommendation if no vacancy exists on our board of directors and the Nominating, Corporate Governance and Compensation Committee does not perceive a need to increase the size of our board of directors. In order to avoid the unnecessary use of the Nominating, Corporate Governance and Compensation Committee’s resources, the Nominating, Corporate Governance and Compensation Committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Nominating, Corporate Governance and Compensation Committee, a stockholder should submit the following information in writing, addressed to the corporate secretary of Inuvo at our main office:

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the year ended December 31, 2020 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2020, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2020, except for one late Form 4 filing for each of Messrs. Morgan, Burnett, Cameron, Barrett, Howe, Pisaris and Ruiz, each of which were inadvertently filed one day late.

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

2020 Compensation Determination Process

In 2020, the compensation program for our executive officers consisted of the following components:

●	base salary;

●	discretionary bonuses;

●	plan awards; and

●	other fringe benefits and perquisites.

The Nominating, Corporate Governance and Compensation Committee believes that our executive compensation package consists of elements of compensation that are typically used to incentivize and reward executive management at other companies of our size, in our geographic area or in our industry. Each of these components is designed to meet the program’s objectives of providing a combination of fixed and variable, performance-based compensation linked to individual and corporate performance. In the course of setting the initial compensation level for new hires or adjusting the compensation of existing employees, the Nominating, Corporate Governance and Compensation Committee considered the advice and input of our management. Our Chief Executive Officer typically makes recommendations to the Nominating, Corporate Governance and Compensation Committee for any proposed changes in salary, as well as performance-based awards and stock option grants, for the other named executive officers. The Nominating, Corporate Governance and Compensation Committee decides any salary change, as well as performance-based awards and stock option grants, for the Chief Executive Officer.

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

2020 Temporary Changes to our Executive Compensation

On April 29, 2020, in response to the adverse impact of the COVID-19 pandemic on Inuvo, our board of directors implemented a temporary compensation change (“Temporary Salary Reduction Plan”) for senior officers and employees. Effective May 1, 2020, certain employees with salaries in excess of $100,000 per year were required, on a temporary basis, to forego a specified percentage of their salary ranging from 50% to 7% (the “Reduction Percentage”). To incentivize these employees, each will be granted restricted stock unit awards (each, an “Award”) pursuant to our 2017 Plan. Management anticipated that these actions would reduce ongoing expenses and assist Inuvo in achieving its short-term goals. The participants included our Executive Chairman and Chief Executive Officer, Richard Howe, our Chief Financial Officer, Wallace Ruiz, and our Chief Operating Officer, Trey Barrett. The temporary salaries for these executive officers were as follows:

Name and Principal Position	Temporary Salary
Richard K. Howe, Executive Chairman and Chief Executive Officer	$212,500
Wallace Ruiz, Chief Financial Officer	$200,750
Don (Trey) Barrett III	$200,000

The Awards to be issued to the affected employees were issued at the end of each semi-monthly pay period commencing May 15, 2020. The number of shares of common stock issued pursuant to each Award was computed as follows: applicable Reduction Percentage of one one-twenty-fourth (1/24) of the employee’s annual salary prior to the reduction divided by the per share closing price of our common stock on the NYSE American stock exchange on the trading day prior to the end of each semi-monthly pay period. The Awards vest six months after issuance at which time the shares would be issued. Except as otherwise provided in the 2017 Plan or any applicable employment agreement, the employee must remain in the employ of Inuvo during the vesting period and the Awards are not transferable prior to vesting. These actions remained in effect until June 30, 2020 at which time base salaries reverted to their prior levels.

Discretionary Cash Bonus Awards

From time to time, we utilize discretionary signing, promotion, retention or other bonus awards as compensation tools that provide incentives for executives to accept employment offers, to reward outstanding performance by executives and to retain key executives. We believe that these bonus awards are consistent with our overall executive compensation philosophy to achieve our recruiting and retention objectives as well as to allow discretion to address the needs of our businesses, which operate in a constantly evolving and highly competitive environment. Bonus recommendations are not determined on a formulaic basis, and no particular weight is assigned to any of the factors considered in determining discretionary bonuses.

In September 2020 the Nominating, Corporate Governance and Compensation Committee awarded discretionary bonuses of (i) $245,000 to Mr. Howe and $75,000 to Mr. Ruiz, in each case payable over twelve months, for retention and as a reward for performance, and (ii) $40,000 to Mr. Barrett for retention and as a reward for performance.

Plan Awards

The objective of our long-term incentive program is to provide a long-term retention incentive for the named executive officers and others and to align their interests directly with those of our stockholders by way of stock ownership. Under our 2017 Plan, our board of directors or the Nominating, Corporate Governance and Compensation Committee has the discretion to determine whether equity awards will be granted to named executive officers and if so, the number of shares subject to each award. Both our

2010 Plan (which expired in April of 2020) and 2017 Plan allow or allowed our board of directors or the Nominating, Corporate Governance and Compensation Committee to grant options and restricted stock units and other stock-based awards with respect to up to shares of our common stock, valued in whole or in part by reference to the fair market value of the stock. In most instances, these long-term grants vest over a multi-year basis.

Our board of directors or the Nominating, Corporate Governance and Compensation Committee determines the recipients of long-term incentive awards based upon such factors as performance, the length of continuous employment, managerial level, any prior awards, and recruiting and retention demands, expectations and needs. All our employees are eligible for awards. Our board of directors or the Nominating, Corporate Governance and Compensation Committee grants such awards by formal action, which awards are not final until a stock option agreement is delivered by us and executed by both the Company and the employee. There is no set schedule for our board of directors or the Nominating, Corporate Governance and Compensation Committee to consider and grant awards. Our board of directors and the Nominating, Corporate Governance and Compensation Committee have the discretion to make grants whenever it deems it appropriate in our best interests. The Nominating, Corporate Governance and Compensation Committee has discretion to grant equity awards at any time.

We do not have any program, plan or practice in place to time option or other award grants with the release of material, non-public information and we do not release such information for the purpose of affecting the value of executive compensation. The exercise price of stock subject to options awarded under our plans is the fair market value of the stock on the date the grant is approved by our board of directors or the Nominating, Corporate Governance and Compensation Committee. Under the terms of each plan, the fair market value of the stock is the closing sales price of the stock on the date the grant is approved by our board of directors or the Nominating, Corporate Governance and Compensation Committee as reported by the NYSE American.

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

Retirement and Other Post-Termination Benefits

Other than our 401(k) plan, employment agreements with our named executive officers and certain other employment agreements which provide for severance for termination without cause, we have not entered into any employment agreements that provide for a continuation of post-employment benefits. Our benefits plans are generally the same for all employees, and so as of the date of this amended report, the Nominating, Corporate Governance and Compensation Committee does not believe that any such plans in their present forms would continue post-employment, except as required by law (including with respect to COBRA). We do not currently maintain any other retirement or post-termination benefits plans.

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

401(k)

Our employees can participate in a 401(k) plan, which is a qualified defined contribution retirement plan, sponsored by the company. Participants are provided the opportunity to make salary reduction contributions to the plan on a pre-tax basis. We have the ability to make discretionary matching contributions and discretionary profit sharing contributions to such plan. Our practice has been to match participant’s contributions up to the first four percent of their annual earnings. Our match is fully vested when made. We suspended our match throughout 2019 and resumed it in 2020 except for a two month suspension in May and June 2020.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for:

●	all individuals serving as our principal executive officer or acting in a similar capacity during the year ended December 31, 2020;

●	our two most highly compensated named executive officers at December 31, 2020 whose annual compensation exceeded $100,000; and

●	up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company at December 31, 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)
Richard K. Howe, Executive Chairman and Chief Executive Officer	2020	389,583	245,000	35,447					4,280	674,310
	2019	379,073	--	121,333	`	--	--	--	4,280	504,686
Wallace D. Ruiz, Chief Financial Officer	2020	262,625	75,000	12,385					7,200	357,210
	2019	262,625	--	42,000		--	--	--	7,200	311,825
Don (Trey) Barrett III, Chief Operating Officer	2020	241,667	40,000	8,341					2,619	292,627
	2019	240,625	--	65,333		--	--	--	2,619	308,577

(1)	The value attributable to any stock awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the stock awards are included in Note 13 of the notes to our consolidated financial statements for the year ended December 31, 2020.

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

The employment agreements currently provide for a minimum annual base salary of $425,000 for Mr. Howe and $275,000 for Mr. Ruiz, however, each of Messers. Howe and Ruiz agreed to temporary base salary reductions to $212,500 and $200,750, respectively, under the Temporary Salary Reduction Plan described above. The employment agreements require our company to compensate the executives and provide them with certain benefits if their employment is terminated. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated:

●	by us for cause (as defined in the employment agreements);

●	by us without cause, or by the executive for good reason (as defined in the employment agreements);

●	due to death or disability; or

●	by the executive without good reason.

In the event of a termination by our company without cause or a termination by the executive for good reason (including in the event of a change of control), the executive would be entitled to receive the following:

●	his earned but unpaid basic salary through the termination date, plus a portion of the executive’s bonus based upon the bonus he would have earned in the year in which his employment was terminated, pro-rated for the amount of time employed by us during such year and paid on the original date such bonus would have been payable;

●	an amount payable over the 12-month period following termination equal to one times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to the executive during the four fiscal quarters prior to the date of termination (except that if a target bonus has been established for Mr. Howe, each such person’s termination bonus is equal to his target bonus for the fiscal year in which the termination occurs, increased or decreased pursuant to actual performance versus targeted performance in the then current plan measured as of the end of the calendar month preceding the termination date), or in the event of a change of control, the greater of the relevant calculation above or the bonus paid to the executive during the four fiscal quarters prior to the change of control;

●	any other amounts or benefits owing to the executive under our then-applicable employee benefit, long-term incentive, or equity plans and programs, within the terms of such plans, payable over the 12-month period following termination; and

●	benefits (including health, life, and disability) as if the executive was still an employee during the 12-month period following termination.

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

Outstanding equity awards at year end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020.

	OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1) (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard K. Howe	—	—	—	—	—	433,333	195,000	-	-
Wallace D. Ruiz	—	—	—	—	—	150,000	67,500	-	-
Don (Trey) Barrett III	—	—	—	—	—	233,333	105,000	-	-

(1)  Restricted stock units reported in this column vested on January 1, 2021.

Our Equity Compensation Plans

Information regarding our 2010 Plan and 2017 Plan is contained in Note 13 to the notes to our audited consolidated financial statements.

Compensation of Directors

During 2020, at the recommendation of our Nominating, Corporate Governance and Compensation Committee, each independent member of our board of directors received a combination of a cash retainer and restricted stock units.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2020. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charles D. Morgan	22,500	7,500	—	—	—	—	30,000
Gordon J. Cameron	22,500	7,500	—	—	—	—	30,000
G. Kent Burnett	22,500	7,500	—	—	—	—	30,000
Patrick Terrell (1)	15,000	7,500	—	—	—	—	22,500

(1)	Mr. Terrell served as a member of our board of directors from January 2013 until June 30, 2020.

2020 Director Compensation Policy

In April 2020, in response to the adverse impact of the COVID-19 pandemic on our Company, our board of directors modified independent director compensation so that independent directors were provided a restricted stock unit grant equivalent to $7,500 worth of stock per quarter, calculated at fair market value at the time of grant, vesting six months after the date of issuance and an annual grant of $30,000 worth of stock, calculated at fair market value at the time of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 1, 2021, we had 118,516,204 shares of common stock issued and outstanding, excluding certain shares held by our subsidiary. Except as otherwise set forth below, the following table sets forth information known to us as of March 1, 2021 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each director and nominee;

●	each named executive officer; and

●	all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 500 President Clinton Avenue, Suite 300, Little Rock, Arkansas 72201. We believe that all persons, unless otherwise noted, named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from March 1, 2021, including upon the exercise of options, warrants or convertible securities. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the that date, have been exercised or converted.

Name of Beneficial Owner	No. of Shares Beneficially Owned	% of Class

Charles Morgan (1)	5,198,965	4.4%
Richard K. Howe (1)	2,210,370	1.9%
Wallace D. Ruiz	528,919	*
Don Walker “Trey” Barrett III	523,425	*
G. Kent Burnett (1)	1,501,450	1.3%
Gordon J. Cameron (2)	465,723	*
All executive officers and directors as a group (seven persons) (1) (2)	10,827,1626	9.1%

Robert H. Drysdale (3)	10,127,316	8.5%

*	represents less than 1%.

(1)	Includes shares of Common Stock held by Ingalls & Snyder, LLC, which has dispositive power over shares held on his behalf.

(2)	Includes 6,630 shares held by Mr. Cameron’s spouse.

(3)	Pursuant to the Schedule 13G/A filed with the SEC on February 9, 2021. The principal business address of Mr. Drysdale is 132A Royal Circle, Honolulu, Hawaii 96816.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plans approved by our stockholders:
2010 Equity Compensation Plan (3)	967,166	$0.56	0
2017 Equity Compensation Plan	972,860	$0.00	6,791,667
Plans not approved by stockholders	—	—	—

(1)	The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding RSUs.

(2)	The weighted-average exercise prices in this column (b) are based on outstanding options and do not take into account unvested awards of RSUs as these awards do not have an exercise price.

(3)	Expired in April 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 2, 2018, each of Messrs. Richard K. Howe, our Chief Executive Officer and Executive Chairman of our Board, and Charles D. Morgan, G. Kent Burnett and Gordon Cameron, members of our Board, lent Inuvo $62,500, for an aggregate of $250,000, under the terms of 10% promissory notes. We used the proceeds from these notes to pay certain costs associated with the terminated merger with Conversion Point Technologies, Inc. and its subsidiaries. The notes were unsecured, bore interest at 10% per annum and were due and satisfied on November 1, 2019.

Other than these transactions, there have been no transactions since January 1, 2019 nor are there any currently proposed transactions in which we were or are to be participant in which any related person had or will have a direct or indirect material interest.

Director Independence

    Each of Messrs. Burnett, Cameron and Morgan are independent directors as defined by the NYSE American Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided for the years indicated.

	2020	2019
Audit Fees	$258,768	$288,350
Audit-Related Fees	$75,600	$42,020
Tax Fees	-	-
All Other Fees	-	-
Total	$334,368	$330,370

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

Tax Fees — This category consists of professional services rendered by CBIZ MHM, an affiliate of our independent registered public accounting firm, for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of our board of directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of our board of directors. The audit fees paid to the auditors with respect to 2020 were pre-approved by the Audit Committee of our board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.Exhibits.

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

Inuvo, Inc.

March 10, 2021	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	March 10, 2021
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 10, 2021
Wallace D. Ruiz

/s/ G. Kent Burnett	Director	March 10, 2021
G. Kent Burnett

/s/ Gordon J. Cameron	Director	March 10, 2021
Gordon J. Cameron

/s/ Charles D. Morgan	Director	March 10, 2021
Charles D. Morgan