Form 10-Q
period 2021-03-31
Inuvo, Inc.
filed 2021-05-13
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	May 12, 2021
Common Stock	118,518,445

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

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
•dilution to our stockholders upon the exercise of outstanding restricted stock unit grants; and
•our ability to identify, finance, complete, and successfully integrate future acquisitions.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission ("SEC") on February 11, 2021, as amended on Form 10-K/A as filed with the SEC on March 10, 2021 and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "first quarter 2021" means for the three months ended March 31, 2021, "first quarter 2020" means for the three months ended March 31, 2020, “2020” means the fiscal year ended December 31, 2020 and "2021" means the fiscal year ending December 31, 2021. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalent	$17,805,324	$7,890,665
Accounts receivable, net of allowance for doubtful accounts of $191,667 and $209,667, respectively.	5,749,261	6,227,610
Prepaid expenses and other current assets	534,471	413,435
Total current assets	24,089,056	14,531,710

Property and equipment, net	1,292,933	1,187,061
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	8,119,713	8,586,089
Right of use assets - operating lease	843,573	606,573
Right of use assets - finance lease	315,793	395,910
Other assets	35,185	20,886
Total other assets	19,167,606	19,462,800

Total assets	$44,549,595	$35,181,571

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,790,432	$4,048,260
Accrued expenses and other current liabilities	4,006,124	4,216,448
Lease liability - operating lease	305,637	217,671
Lease liability - finance lease	197,100	246,793
Total current liabilities	7,299,293	8,729,172

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	537,936	388,902
Lease liability - finance lease	83,900	93,426
Other long-term liabilities	6,925	573,957
Total long-term liabilities	735,761	1,163,285

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 150,000,000 and 100,000,000, respectively; issued and outstanding shares 118,518,445 and 98,035,829, respectively.	118,519	98,036
Additional paid-in capital	174,893,660	161,541,448
Accumulated deficit	(138,497,638)	(136,350,370)
Total stockholders' equity	36,514,541	25,289,114
Total liabilities and stockholders' equity	$44,549,595	$35,181,571

             See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net revenue	$10,617,809	$14,932,983
Cost of revenue	1,444,059	3,439,501
Gross profit	9,173,750	11,493,482
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	7,305,784	9,622,823
Compensation	2,737,867	2,344,235
Selling, general and administrative	1,724,978	2,058,842
Total operating expenses	11,768,629	14,025,900
Operating loss	(2,594,879)	(2,532,418)
Interest expense, net	(22,389)	(152,511)
Other income (expense), net	470,000	(140,307)
Net loss	$(2,147,268)	$(2,825,236)

Per common share data
Basic and diluted:
Net loss	$(0.02)	$(0.05)

Weighted average shares
Basic	114,430,201	53,642,787
Diluted	114,430,201	53,642,787

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(2,147,268)	(2,825,236)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Third party rights agreement termination	(420,000)	—
Derecognition of contingencies	(110,000)	—
Depreciation and amortization	771,904	835,748
Depreciation-Right of Use Assets	80,117	105,678
Stock based compensation	394,870	208,897
Amortization of financing fees	1,250	10,198
Provision for doubtful accounts	(18,000)	—
Amortization of debt discount	—	14,982
Amortization of OID interest expense	—	10,787
Mark to market fair value of derivative	—	71,550
Loss on extinguishment of convertible debt	—	68,757
Change in operating assets and liabilities:
Accounts receivable	496,349	1,737,568
Prepaid expenses, unbilled revenue and other current assets	(136,586)	(120,360)
Accrued expenses and other liabilities	(97,455)	108,172
Accounts payable	(1,257,828)	594,759
Net cash (used in)/provided by operating activities	(2,442,647)	821,500
Investing activities:
Purchases of equipment and capitalized development costs	(411,400)	(310,853)
Net cash used in investing activities	(411,400)	(310,853)
Financing activities:
Proceeds from sale of common stock, net	13,137,500	1,206,788
Proceeds from ValidClick licensing agreement	—	500,000
Net payments on line of credit	—	(1,878,217)
Payments on finance lease obligations	(59,219)	(220,216)
Proceeds from exercise of options	1,569	—
SBA loan repayment	(149,900)	—
Net taxes paid on restricted stock unit grants exercised	(161,244)	(21,184)
Net cash provided by/(used in) financing activities	12,768,706	(412,829)
Net change – cash	9,914,659	97,818
Cash and cash equivalent, beginning of year	7,890,665	372,989
Cash and cash equivalent, end of period	$17,805,324	$470,807
Supplemental information:
Interest paid	$21,656	$126,236
Non cash investing and financing activities:
Conversion of Debt and derecognition of derivative and discounts to common stock	$—	$468,667
Assets purchased under finance lease obligations	$—	$364,545
Assets purchased under operating lease obligations	$303,031	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Three Months Ended March 31,

2021
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Stock
Balance as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	$25,289,114
Net loss				(2,147,268)	(2,147,268)
Stock-based compensation			394,870		394,870
Stock issued for vested restricted stock awards	1,467,465	1,467	(1,467)		—
Shares withheld for taxes on vested restricted stock			(161,244)		(161,244)
Proceeds from exercise of options			1,569		1,569
Sale of common stock, net	19,015,151	19,016	13,118,484		13,137,500
Balance as of March 31, 2021	118,518,445	$118,519	$174,893,660	$(138,497,638)	$36,514,541

2020
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balance as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(129,045,801)	$(1,396,559)	$14,453,550
Net loss				(2,825,236)		(2,825,236)
Stock-based compensation			208,897			208,897
Stock issued for vested restricted stock awards	260,719	261	(261)			—
Shares withheld for taxes on vested restricted stock			(21,184)			(21,184)
Convertible Note Conversion	1,200,000	1,200	467,467			468,667
Sale of common stock, net	7,046,429	7,046	1,199,742			1,206,788
Balance as of March 31, 2020	60,353,159	$60,730	$146,698,348	$(131,871,037)	$(1,396,559)	13,491,482

Inuvo, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives engagement from the first contact with the consumer. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world- renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

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

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things ("IOT"), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 18 issued and seven pending patents.

Liquidity
Throughout 2020 and the first quarter of 2021, we raised capital reversing an historical net working capital deficit. Our principal sources of liquidity come as a result of the sale of common stock and use of a credit facility through Hitachi Capital America Corp. (“Hitachi”) described in Note 5.

On March 20, 2020, we sold an aggregate of 3,931,428 shares of our common stock to the five members of our Board of Directors in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. We received proceeds of $688,000 in this offering. On March 27, 2020, we closed on the first tranche of a registered direct offering in which we sold 3,115,001 shares of our common stock for gross proceeds of $545,125. On April 2, 2020, we closed on a second tranche of the registered direct offering in which we sold 1,400,285 shares of our common stock for gross proceeds of $245,050.

On April 10, 2020, we obtained an unsecured $1.1 million loan under the Paycheck Protection Program (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and which is administered by the United States Small Business Administration ("SBA"). In accordance with the requirements of the CARES Act, proceeds from the PPP Loan were used for payroll costs. The PPP Loan was fully forgiven on November 2, 2020. On May 15, 2020, we received a COVID-19 Economic Injury Disaster Loan ("EIDL") from the SBA for $149,900. We repaid the EIDL in full on January 28, 2021.

On June 8, 2020, we closed an additional registered direct offering of an aggregate of 12,222,222 shares of our common stock for gross proceeds of $5.5 million. On July 27, 2020, we closed a firm commitment underwritten follow-on public offering of an aggregate of 21,500,000 shares of our common stock for gross proceeds of $10.75 million. On January 19, 2021, we raised $8.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 13,333,334 shares of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 5,681,817 shares of our common stock.

On January 7, 2021, we filed the Articles of Amendment to our Articles of Incorporation in the state of Nevada increasing the number of authorized shares from 100,000,000 to 150,000,000.

Though we believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey business is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

Customer concentration

Our three largest customers are Google, Proper Media and Yahoo! and all are clients of the ValidClick platform. The percentages of overall Inuvo revenue associated with these clients is noted below:

	For the Three Months Ended March 31,
	2021	2020
Google	40.0%	18.4%
Proper Media	19.2%	—%
Yahoo!	16.5%	51.4%
Total	75.7%	69.8%

As of March 31, 2021, Google, Proper Media and Yahoo! accounted for 64.5% of our gross accounts receivable balance. As of December 31, 2020, the same three customers accounted for 38.4% of our gross accounts receivable balance.

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

Impact of COVID-19 Pandemic
First identified in late 2019 and known now as COVID-19, the outbreak has impacted millions of individuals and businesses worldwide. In response, many countries have implemented measures to combat the outbreak which has had an unprecedented economic consequence. We did not experience an impact from COVID-19 through the end of fiscal year 2019 and had only minor impact from COVID-19 in the first quarter of 2020. Because we operate in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the coronavirus pandemic on our company is difficult. Beginning in late April 2020, we experienced a significant reduction in marketing budgets and a decrease in monetization rates which impacted ValidClick more severely than IntentKey. This resulted in a significant reduction in our overall revenue run rates during 2020 with the low point occurring during May 2020.

In response to COVID-19, we curtailed expenses, including compensation and travel throughout 2020, in addition to other actions. Additionally, in April 2020, we obtained an unsecured PPP Loan under the CARES Act of $1.1 million which we used primarily for payroll costs. The loan was fully forgiven by the SBA on November 2, 2020.

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Though there has been a steady month by month improvement in the revenue run rates, by the end of the first quarter 2021 we still have not reached pre-pandemic levels. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients will adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, were focusing our resources on areas we believe could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of the year with the roll out of vaccinations, we see an increase in client’s willingness to spend on advertising and thereby an improvement in our revenue run rates.

Our net working capital was a positive $16.8 million as of March 31, 2021. During January 2021, we raised approximately $14.3 million, before expenses, through the sale of our securities in two offerings. During the second and third quarters of 2020, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained a $1.1 million PPP Loan. With the reduction in our revenue run rate, there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2020, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 11, 2021, as amended on Form 10-K/A as filed with the SEC on March 10, 2021.

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to goodwill and purchased intangible asset valuations and income tax valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Three Months Ended March 31,
	2021		2020
ValidClick Platform	$8,484,813	79.9%	$13,076,990	87.6%
IntentKey Platform	2,132,996	20.1%	1,855,993	12.4%
Total	$10,617,809	100.0%	$14,932,983	100.0%

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2021	December 31, 2020
Furniture and fixtures	$293,152	$293,152
Equipment	1,108,686	1,052,199
Capitalized internal use and purchased software	11,798,641	11,475,683
Leasehold improvements	445,080	421,016
Subtotal	13,645,559	13,242,050
Less: accumulated depreciation and amortization	(12,352,626)	(12,054,989)
Total	$1,292,933	$1,187,061

During the three months ended March 31, 2021 and March 31, 2020, depreciation expense was $305,528 and $369,372, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of March 31, 2021:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,005,751)	$4,814,249	$110,250
Technology	5 years	3,600,000	(3,000,000)	$600,000	180,000
Customer list, ReTargeter	5 years	1,931,250	(643,750)	$1,287,500	96,562
Customer list, all other	10 years	1,610,000	(1,462,453)	$147,547	40,251
Brand name, ReTargeter	5 years	643,750	(214,583)	$429,167	32,188
Customer relationships	20 years	570,000	(118,750)	$451,250	7,125
Trade names, web properties (1)	-	390,000	—	$390,000	—
Intangible assets classified as long-term		$17,565,000	$(9,445,287)	$8,119,713	$466,376

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.
Amortization expense over the next five years and thereafter is as follows:

2021	$1,399,128
2022	1,071,294
2023	984,500
2024	769,917
2025	469,500
Thereafter	3,035,374
Total	$7,729,713

Note 5 – Bank Debt

On March 1, 2012 we entered into a Business Financing Agreement with Bridge Bank, which is now owned by Western Alliance Bank. The agreement provided us with a revolving credit line of up to $10 million which we used to help satisfy our working capital needs. On October 11, 2018, we entered into the Amended and Restated Financing Agreement with Western Alliance Bank which superseded the Business Financing Agreement, as amended. All obligations under the Amended and

Restated Financing Agreement, as amended, with Western Alliance Bank have been met and all agreements with Western Alliance Bank have been terminated.

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (ii) the lesser of (A) 75% of the aggregate Unbilled Accounts Receivable or (B) 50% of the amount available to borrow under (i), up to the maximum credit commitment. On March 12, 2020 we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy all of our obligations under the Western Alliance Bank credit agreement and the balance was used for working capital. We pay Hitachi a monthly interest at the rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we exit our relationship with Hitachi before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000. At March 31, 2021, there were no outstanding balances due under the Loan and Security Agreement with Hitachi.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2021	December 31, 2020
Accrued marketing costs (TAC)	$2,989,778	$3,234,192
Accrued expenses and other	571,676	440,578
Accrued payroll and commission liabilities	436,573	423,373
Accrued taxes	8,097	8,305
Arkansas grant contingency	—	60,000
Accrued sales allowance	—	50,000

Total	$4,006,124	$4,216,448

Note 7 – Convertible Promissory Notes

On March 1, 2019, Inuvo entered into a Securities Purchase Agreement with three accredited investors for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the “Calvary Notes”) to fund working capital and additional expenses resulting from the delay in closing of certain planned, and since terminated, mergers with ConversionPoint Technologies Inc. and ConversionPoint Holdings Inc. The initial conversion price of the Calvary Notes was $1.08 per share which would have made the Calvary Notes then convertible into 1,333,333 unregistered shares of Inuvo’s common stock upon conversion. The Calvary Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Calvary Notes and Inuvo utilized the proceeds for working capital.

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

In January 2020, a noteholder of a $360,000 principal amount Calvary note converted the note into 1,200,000 shares of our common stock. On April 21, 2020, a noteholder converted $200,000 principal amount due under the Calvary Notes into 1,142,857 shares of our common stock. On May 5, 2020, a noteholder converted the final $115,000 principal amount due under the Calvary Notes into 657,143 shares of our common stock, thereby satisfying the Calvary Notes in full and completing the extinguishment of the Calvary Notes.

Note 8 – Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	March 31, 2021	December 31, 2020
Deferred rent	6,925	4,057
Deferred revenue	—	420,000
SBA loan	—	149,900
Total	$6,925	$573,957

Note 9 – Commitments

In March 2020, we entered into an agreement to allow a third party to license and use ValidClick technology. The agreement required a nonrefundable fee of $500,000 in March with subsequent fees as earned in later quarters. The $500,000 fee was recorded as deferred revenue in March 2020. Effective March 1, 2021, the agreement was canceled and the remaining deferred revenue balance of $420,000 was recognized as other income.

Note 10 – Income Taxes

We have a deferred tax assets of $37,693,100. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $35,848,400 for the deferred tax assets that may not be realized as of March 31, 2021 and December 31, 2020. We also have deferred tax liabilities totaling $1,951,700 as of March 31, 2021, related to intangible assets acquired in March 2012. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

Note 11 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2021 and 2020 periods, we granted restricted stock units ("RSUs") from the 2017 Equity Compensation Plan, as amended (“2017 ECP”). RSU vesting periods are generally up to three years and/or achieving certain financial targets.

On January 1, 2021, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP plan was increased by 150,000 shares.

Compensation Expense

For the three months ended March 31, 2021 and 2020, we recorded stock-based compensation expense for all equity incentive plans of $394,870 and $208,897, respectively. Total compensation cost not yet recognized at March 31, 2021 was $5,634,951 to be recognized over a weighted-average recognition period of approximately two years.

The following table summarizes the stock grants outstanding under the 2017 ECP and the 2010 Equity Compensation Plan (“2010 ECP”), which expired on its terms in April 2020, for the three months ended March 31, 2021:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	4,376,667	2,367,472	2,655,861	9,400,000
2010 ECP (*)	1,500	—	5,011,511	—	5,013,011
Total	1,500	4,376,667	7,378,983	2,655,861	14,413,011
(*) Expired April 2020

The following table summarizes the activity of stock option awards under the 2010 ECP for the three months ended March 31, 2021:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2020	9,500	$0.56
Stock options exercised	4,750	$0.56
Stock options canceled	3,250	$0.56
Balance as of March 31, 2021	1,500	0.56
Stock options exercisable as of March 31, 2021	1,500	0.56

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2021:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	1,930,526	$0.28
Granted	4,310,000	$1.40
Vested	1,804,665	$0.28
Forfeited	59,194	$0.29
Unvested as of March 31, 2021	4,376,667	$1.38

Note 12 – Stockholders Equity

Earnings per Share

For the three months ended March 31, 2021 and 2020, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 13 – Leases
The Company has entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two years to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on the Company's consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's consolidated balance sheets. As of March 31, 2021 and December 31, 2020, total operating and financed right-of-use assets were $843,573 and $315,793, and $606,573 and $395,910, respectively.
As of March 31, 2021 and 2020, the Company recorded $80,117 and $105,678, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for operating lease liabilities	$182,807
Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2021
2021	285,922
2022	378,339
2023	295,778
2024	10,983
971,022
Less imputed interest	(127,449)
Total lease liabilities	$843,573

Information related to the Company's financed lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for finance lease liabilities	$69,291
Weighted-average remaining lease term	2.3 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2021
2021	$200,518
2022	72,982
2023	37,658
311,158
Less imputed interest	(30,158)
Total lease liabilities	$281,000

Note 14 – Related Party Transactions

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

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things ("IOT"), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 18 issued and seven pending patents.

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

Beginning in late April 2020, we experienced a significant reduction in marketing budgets and a decrease in monetization rates which impacted ValidClick more severely than IntentKey. This resulted in a significant reduction in our overall revenue run rates during 2020 with the low point occurring during May 2020.

In response to COVID-19, we curtailed expenses, including compensation and travel throughout 2020in addition to other actions. Additionally, in April 2020, we obtained the $1.1 million PPP Loan which we used primarily for payroll costs. The PPP Loan was fully forgiven by the SBA on November 2, 2020.

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Though there has been a steady month by month improvement in the revenue run rates, by the end of the first quarter 2021 we still have not reached pre-pandemic levels. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients will adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, were focusing our resources on areas we believe could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of the year with the roll out of vaccinations, we see an increase in client’s willingness to spend on advertising and thereby an improvement in our revenue run rates.

Our net working capital was a positive $16.8 million as of March 31, 2021. During January 2021, we raised approximately $14.3 million, before expenses, through the sale of our securities in two offerings. During the second and third quarters of 2020, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained a $1.1 million PPP Loan. With the reduction in our revenue run rate, there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2020 appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 11, 2021, as amended on Form 10-K/A as filed with the SEC on March 10, 2021. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to goodwill and purchased intangible asset valuations and valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Three Months Ended March 31,
	2021	2020	Change	% Change
Net Revenue	$10,617,809	$14,932,983	$(4,315,174)	(28.9)%
Cost of Revenue	1,444,059	3,439,501	(1,995,442)	(58.0)%
Gross Profit	$9,173,750	$11,493,482	$(2,319,732)	(20.2)%

Net Revenue
We experienced lower year over year revenue for the three months ended March 31, 2021 as compared to the same period in 2020. Revenue declined within the ValidClick platform where COVID-19 had a material impact on advertising budgets beginning in April of 2020. The renegotiation of payment terms and conditions with marketing partners in the quarter ended June 30, 2020 also contributed to the lower ValidClick revenue as a trade-off for higher gross margins. Since the low revenue month in May of 2020, ValidClick has had a 9% monthly compounded growth rate through the end of March 2021. The IntentKey platform grew 15% for the three months ended March 31, 2021 over the prior year quarter due primarily to the acquisition of new customers.

Cost of Revenue

Cost of revenue in the 2021 period is primarily generated by payments to ad exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey and to lesser extent, payments to website publishers and app developers that host advertisements we serve through ValidClick. Cost of revenue in the 2020 period was primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick. The components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of Net Revenue and as the ValidClick business has continued to expand its owned and operated publishing assets. The decrease in the cost of revenue for the quarter ended March 31, 2021 compared to the same quarter in 2020 was due primarily to the decline in ValidClick revenue as described in the Net Revenue section and the decision to reduce certain historically outsourced campaign management tasks.

Operating Expenses

	For the Three Months Ended March 31,
	2021	2020	Change	% Change
Marketing costs (TAC)	$7,305,784	$9,622,823	$(2,317,039)	(24.1%)
Compensation	2,737,867	2,344,235	393,632	16.8%
Selling, general and administrative	1,724,978	2,058,842	(333,864)	(16.2%)
Operating expenses	$11,768,629	$14,025,900	$(2,257,271)	(16.1%)

Marketing costs or traffic acquisition costs ("TAC") include those expenses required to attract an audience to the ValidClick platform. The decrease in marketing costs for the three-month period ended March 31, 2021 compared to the same period in 2020 was due primarily to the decline in revenue as described in the Net Revenue section.

Compensation expense was higher for the three-month period ended March 31, 2021 compared to the same time period in 2020 due primarily to higher employee salary expense, and stock-based compensation. Our total employment, both full and part-time, was 77 at March 31, 2021 compared to 69 at March 31, 2020. The higher headcount this year over last year is primarily due to hiring additional sales and sales support personnel for the IntentKey.

Selling, general and administrative costs were lower for the three-month period ended March 31, 2021 compared to the same time period in 2020 due primarily to $197 thousand in lower IT costs, $56 thousand in lower travel and entertainment corporate expense, $87 thousand lower depreciation and amortization expense and to the $60 thousand reversal of a reserve for a liability that had been satisfied.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2021 and 2020 was approximately $22 thousand and $152 thousand, respectively, and primarily represents interest expense on finance lease obligations and the Hitachi Loan and Security Agreement.

Other income/(expense), net

Other income, net, for the three months ended March 31, 2021 was $470 thousand and included the reversal of the deferred revenue from the contract cancellation discussed in Note 9 and the reversal of the accrued sales reserve of $50 thousand.

Other expense, net, for the three months ended March 31, 2020, was approximately $140 thousand and was related to the conversion of promissory notes.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility with Hitachi described in Note 5.
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

In April 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. These reductions adversely impacted our overall revenue throughout 2020. As a result, in May 2020 and June 2020 we implemented a temporary compensation change for senior officers and employees. Certain employees with salaries in excess of $100,000 per year had forgone a percentage of their salary. We curtailed expenses, including compensation and travel for the months of May and June, and issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. As a result of this uncertainty, we continue to focus our resources on areas we believe have immediate revenue potential while concurrently reducing expenses where necessary with an objective to minimize daily operating disruptions.

Cash Flows

The table below sets forth a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net cash (used in)/provided by operating activities	$(2,442,647)	$821,500
Net cash used in investing activities	$(411,400)	$(310,853)
Net cash provided by/(used in) financing activities	$12,768,706	$(412,829)

Cash Flows - Operating

Net cash used in operating activities was $2,442,647 during the three months ended March 31, 2021. We reported a net loss of $2,147,268, which included non-cash expenses; depreciation and amortization expense of $771,904, other depreciation expense of $80,117 and stock-based compensation expense of $394,870; partially offset by the reversal of $420,000 in deferred revenue. The change in operating assets and liabilities during the three months ended March 31, 2021 was a net use of cash of $995,520 primarily due to a decrease in the accounts payable balance of $1,257,828, partially offset by a decrease in the accounts receivable balance by $496,349. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During the comparable three-month period in 2020, cash provided by operating activities was $821,500 from a net loss of $2,825,236, which included several non-cash expenses; depreciation and amortization of $835,748 and stock-based compensation of $208,897.

Cash Flows - Investing

Net cash used in investing activities was $411,400 and $310,853 for the three months ended March 31, 2021 and 2020, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $12,768,706 during the three months ended March 31, 2021 primarily from proceeds from the sale of common stock.

Net cash used in financing activities was $412,829 during the three months ended March 31, 2020 was predominately due to the change in our credit facility and the satisfaction of our obligations to Western Alliance Bank, offset by proceeds from the sale of common stock and ValidClick licensing agreement.

Off Balance Sheet Arrangements

As of March 31, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2021, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - Legal Proceedings

None.

ITEM 1A. RISK FACTORS-UPDATE

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on February 11, 2021, as amended on Form 10-K/A filed with the SEC on March 10, 2021 and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on three customers for a significant portion of our revenues. We are reliant upon Google, Proper Media and Yahoo! for most of our revenue. During the first quarter of 2021, Google accounted for 40.0%, Proper Media 19.17%, and Yahoo! 16.5% of our revenues, respectively, and during the same period in 2020, Yahoo! 51.4% and Google 18.4%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS-UPDATE

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3/1/2004
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i)7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i)8
3(i).8	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i)9
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Form of Securities Purchase Agreement, dated January 14, 2021, by and between Inuvo, Inc., and the purchasers therein.	8-K	1/14/21	10.1
10.2	Form of Securities Purchase Agreement, dated January 20, 2021, by and between Inuvo, Inc., and the purchasers therein.	8-K	1/20/21	10.1
10.3	Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of February 24, 2021 and effective as of March 1, 2021 *	8-K	3/1/21	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed
*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to Inuvo if publicly disclosed. Schedules, exhibits and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Inuvo agrees to furnish copies of such omitted materials supplementally upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 13, 2021	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 13, 2021	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer