Form 10-Q
period 2021-06-30
Inuvo, Inc.
filed 2021-08-12
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 6, 2021
Common Stock	118,745,206

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended (the "Securities Act'), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•our history of losses and declining revenues;
•our reliance on revenues from a limited number of customers;
•seasonality of our business which impacts our financial results and cash availability;
•dependence on our advertising suppliers;;
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
•the on-going impact of the COVID-19 pandemic on our Company; and
•our ability to identify, finance, complete, and successfully integrate future acquisitions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the "Company," "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "second quarter 2021" means for the three months ended June 30, 2021, "second quarter 2020" means for the three months ended June 30, 2020, "2020" means the fiscal year ended December 31, 2020 and "2021" means the fiscal year ending December 31, 2021. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalent	$17,347,012	$7,890,665
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $209,667, respectively	5,678,542	6,227,610
Marketable securities	888,585	—
Prepaid expenses and other current assets	493,527	413,435
Total current assets	24,407,666	14,531,710

Property and equipment, net	1,356,097	1,187,061
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	7,653,337	8,586,089
Right of use assets - operating lease	803,261	606,573
Right of use assets - finance lease	252,864	395,910
Other assets	38,769	20,886
Total other assets	18,601,573	19,462,800

Total assets	$44,365,336	$35,181,571

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,469,960	$4,048,260
Accrued expenses and other current liabilities	2,051,508	4,216,448
Lease liability - operating lease	328,886	217,671
Lease liability - finance lease	156,439	246,793
Total current liabilities	9,006,793	8,729,172

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	474,374	388,902
Lease liability - finance lease	77,142	93,426
Other long-term liabilities	10,011	573,957
Total long-term liabilities	668,527	1,163,285

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 150,000,000 and 100,000,000, respectively; issued and outstanding shares 118,518,445 and 98,035,829, respectively.	118,519	98,036
Additional paid-in capital	175,451,262	161,541,448
Accumulated deficit	(140,879,765)	(136,350,370)
Total stockholders' equity	34,690,016	25,289,114
Total liabilities and stockholders' equity	$44,365,336	$35,181,571

             See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$12,635,583	$7,590,187	$23,253,392	$22,523,170
Cost of revenue	2,264,020	1,070,028	3,708,079	4,509,529
Gross profit	10,371,563	6,520,159	19,545,313	18,013,641
Operating expenses
Marketing costs (traffic acquisition costs or TAC)	8,213,140	3,857,395	15,518,924	13,480,218
Compensation	2,880,217	2,118,311	5,618,084	4,462,546
Selling, general and administrative	1,676,890	1,781,121	3,401,868	3,839,963
Total operating expenses	12,770,247	7,756,827	24,538,876	21,782,727
Operating loss	(2,398,684)	(1,236,668)	(4,993,563)	(3,769,086)
Interest expense, net	(7,991)	(72,681)	(30,380)	(225,192)
Other income (expense), net	24,548	(49,939)	494,548	(190,246)
Net loss	$(2,382,127)	$(1,359,288)	$(4,529,395)	$(4,184,524)

Per common share data
Basic and diluted:
Net loss	$(0.02)	$(0.02)	$(0.04)	$(0.07)

Weighted average shares
Basic	116,497,035	66,023,317	116,497,035	59,835,925
Diluted	116,497,035	66,023,317	116,497,035	59,835,925

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021		2020
Operating activities:
Net loss	$(4,529,395)		$(4,184,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,552,386		1,650,785
Depreciation-Right of Use Assets	153,978		215,847
Stock based compensation	952,472		402,185
Unrealized gain on purchase of marketable securities	24,525		—
Amortization of financing fees	5,000		11,092
(Recovery)/provision for doubtful accounts	(69,667)		44,000
Third party rights agreement termination	(420,000)		—
Derecognition of contingencies	(110,000)		—
Contract Cancellation	—		(1,260,978)
Amortization of debt discount	—		18,286
Amortization of OID interest expense	—		13,167
Mark to market fair value of derivative	—		102,664
Loss on extinguishment of convertible debt	—		65,700
Change in operating assets and liabilities:
Accounts receivable	618,735		4,229,088
Marketable securities	(913,110)		—
Prepaid expenses, unbilled revenue and other current assets	(100,888)		(5,402)
Accrued expenses and other liabilities	(2,051,281)		(1,053,047)
Accounts payable	2,421,700		(2,584,892)
Net cash used in operating activities	(2,465,545)		(2,336,029)
Investing activities:
Purchases of equipment and capitalized development costs	(788,670)		(557,818)
Net cash used in investing activities	(788,670)	-788670	(557,818)
Financing activities:
Proceeds from sale of common stock, net	13,137,500		6,500,695
Proceeds from ValidClick licensing agreement	—		500,000
Proceeds from PPP and SBA loans	—		1,258,900
Net payments on line of credit	—		(1,222,921)
Payments on finance lease obligations	(117,363)		(313,418)
Proceeds from exercise of options	1,569		—
SBA loan repayment	(149,900)		—
Net taxes paid on restricted stock unit grants exercised	(161,244)		(21,184)
Net cash provided by financing activities	12,710,562		6,702,072
Net change – cash	9,456,347		3,808,225
Cash and cash equivalent, beginning of year	7,890,665		372,989
Cash and cash equivalent, end of period	$17,347,012		$4,181,214
Supplemental information:
Interest paid	$32,972		$178,938
Non cash investing and financing activities:
Assets purchased under finance lease	$10,724		$495,071
Assets purchased under operating lease	$344,311		$—
Conversion of Debt and derecognition of derivative and discounts to common stock	$—		$923,810

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Six Months Ended June 30,

2021
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Stock
Balance as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	$25,289,114
Net loss				(2,147,268)	(2,147,268)
Stock-based compensation			394,870		394,870
Stock issued for vested restricted stock awards	1,467,465	1,467	(1,467)		—
Shares withheld for taxes on vested restricted stock			(161,244)		(161,244)
Proceeds from exercise of options			1,569		1,569
Sale of common stock, net	19,015,151	19,016	13,118,484		13,137,500
Balance as of March 31, 2021	118,518,445	$118,519	$174,893,660	$(138,497,638)	$36,514,541
Net loss				(2,382,127)	(2,382,127)
Stock-based compensation			557,602		557,602
Balance as of June 30, 2021	118,518,445	$118,519	$175,451,262	$(140,879,765)	$34,690,016

2020
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Stock
Balance as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(129,045,801)	$(1,396,559)	$14,453,550
Net loss				(2,825,236)		(2,825,236)
Stock-based compensation			208,897			208,897
Stock issued for vested restricted stock awards	260,719	261	(261)			—
Shares withheld for taxes on vested restricted stock			(21,184)			(21,184)
Convertible Note Conversion	1,200,000	1,200	467,467			468,667
Sale of common stock, net	7,046,429	7,046	1,199,742			1,206,788
Balance as of March 31, 2020	60,353,159	$60,730	$146,698,348	$(131,871,037)	$(1,396,559)	13,491,482
Net loss				(1,359,288)		(1,359,288)
Stock-based compensation			193,288			193,288
Convertible Note Conversion	1,800,000	1,800	453,343			455,143
Sale of common stock, net	13,622,507	13,623	5,280,284			5,293,907
Balance as of June 30, 2020	75,775,666	$76,153	$152,625,263	$(133,230,325)	$(1,396,559)	$18,074,532

Inuvo, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world- renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This first of its kind and patented machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI can identify and advertise to the reasons why consumers are purchasing products and services not who those consumers are. In this regard, the technology is designed for a privacy conscious future and focused on the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision. The Inuvo business scales when existing clients grow and new clients are contracted.

Inuvo technology can be consumed both as a managed service and software-as-a-service. For several of its larger services clients, the company has also developed a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test various Inuvo technologies, while also delivering high quality consumers to these services clients through consumer interaction with the proprietary content within these sites.

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

Liquidity
Throughout 2020 and the first quarter of 2021, we raised capital, reversing a historical net working capital deficit. Our principal sources of liquidity come as a result of the sale of common stock and use of a credit facility through Hitachi Capital America Corp. ("Hitachi") described in Note 6.

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

On April 10, 2020, we obtained an unsecured $1.1 million loan under the Paycheck Protection Program (the "PPP Loan") pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and which is administered by the United States Small Business Administration ("SBA"). In accordance with the requirements of the CARES Act, proceeds from the PPP Loan were used for payroll costs. The PPP Loan was fully forgiven on November 2, 2020. On May 15, 2020, we received a COVID-19 Economic Injury Disaster Loan ("EIDL") from the SBA for $149,900. We repaid the EIDL in full on January 28, 2021.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in a money market fund and $10 million in an interest-bearing account. In the second quarter, a portion of the $2 million was invested in marketable debt and equity securities. A detail of the activity is described in Note 3 - Fair Value Measurements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the three months ended June 30, 2021, we did not issue any shares of Common Stock, we did not receive any aggregate proceeds, and we did not pay any commissions to the Sales Agent. Any shares of Common Stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the "Shelf Registration Statement"). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Though we believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

Customer concentration

Our three largest customers are Google, Yahoo! and Proper Media and all are clients of the ValidClick platform. The percentages of overall Inuvo revenue associated with these clients is noted below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Google	39.3%	25.0%	39.6%	20.6%
Yahoo!	20.3%	36.7%	18.5%	46.5%
Proper Media	14.9%	—%	16.8%	—%
Total	74.5%	61.7%	74.9%	67.1%

As of June 30, 2021, Google, Yahoo! and Proper Media accounted for 61.8% of our gross accounts receivable balance. As of December 31, 2020, the same three customers accounted for 38.4% of our gross accounts receivable balance.

We still source the majority of our ValidClick revenue through these services relationships where we have access to advertiser media spend indirectly. While this strategy creates a concentration risk, we believe that it also provides upside opportunities including; access to hundreds of thousands of advertisers across geographies; the ability to scale our business across verticals; an avoidance of the sales costs associated with a large direct to advertisers’ sales force; access to innovation; overall media budget market insights; attractive payment terms; and low risk on receivables.

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

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Though there has been a steady month by month improvement in the revenue run rates, by the end of the second quarter 2021 we still have not reached pre-pandemic levels. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients will adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, were focusing our resources on areas we believe could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of the year with the roll out of vaccinations, we have seen an increase in our client’s willingness to spend on advertising and thereby an improvement in our revenue run rates.

Our net working capital was a positive $15.4 million as of June 30, 2021. During January 2021, we raised approximately $14.3 million, before expenses, through the sale of our securities in two offerings. During the second and third quarters of 2020, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained a $1.1 million PPP Loan. With the reduction in our revenue run rate, there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

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

Revenue Recognition

Both of our platforms generate revenue from ad placements and clicks on advertisements on websites, some of which we own. We recognize revenue from ad placements and clicks in the period in which they occur. Payments to clients who display advertisements on our behalf are recognized as cost of revenue. We also recognize revenue from serving impressions when we complete all or a part of an order from an advertiser. The revenue is recognized in the period that the impression is served.

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Three Months Ended June 30,				For the six Months Ended June 30,
	2021		2020		2021		2020
ValidClick Platform	$9,727,501	77.0%	$5,649,725	74.4%	$18,212,314	78.3%	$18,726,715	83.1%
IntentKey Platform	2,908,082	23.0%	1,940,462	25.6%	5,041,078	21.7%	3,796,455	16.9%
Total	$12,635,583	100.0%	$7,590,187	100.0%	$23,253,392	100.0%	$22,523,170	100.0%

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities.

Note 3 - Fair Value Measurements

The following table summarizes our cash equivalents and marketable securities measured at fair value. Certain marketable securities consist of investments in debt securities. With the exception of money market funds, these investments in debt securities are classified as trading securities. We classify our cash equivalents and marketable securities within Level 1 because we use quoted market prices models utilizing market observable inputs to determine their fair value.

June 30, 2021
Cash and cash equivalents:
Cash	$6,211,049
Money Market Funds	11,135,963
Total cash and cash equivalents	17,347,012

Marketable securities
Debt securities	455,726
Equity securities	432,859
Total marketable securities	888,585
Total cash and cash equivalents and marketable securities	$18,235,597

The gross unrealized gains on our marketable securities was approximately $25 thousand for the three and six months ended June 30, 2021.

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2021	December 31, 2020
Furniture and fixtures	$293,152	$293,152
Equipment	1,113,720	1,052,199
Capitalized internal use and purchased software	12,157,072	11,475,683
Leasehold improvements	458,885	421,016
Subtotal	14,022,829	13,242,050
Less: accumulated depreciation and amortization	(12,666,732)	(12,054,989)
Total	$1,356,097	$1,187,061

During the three and six months ended June 30, 2021, depreciation expense was $314,106 and $619,634, respectively. During the three and six months ended June 30, 2020, depreciation expense was $348,661 and $718,033, respectively.

Note 5 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of June 30, 2021:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,116,000)	$4,704,000	$220,500
Technology	5 years	3,600,000	(3,180,000)	$420,000	360,000
Customer list, ReTargeter	5 years	1,931,250	(740,313)	$1,190,937	193,125
Customer list, all other	10 years	1,610,000	(1,502,704)	$107,296	80,502
Brand name, ReTargeter	5 years	643,750	(246,771)	$396,979	64,375
Customer relationships	20 years	570,000	(125,875)	$444,125	14,250
Trade names, web properties (1)	—	390,000	—	$390,000	—
Intangible assets classified as long-term		$17,565,000	$(9,911,663)	$7,653,337	$932,752

Goodwill, total	—	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.
Amortization expense over the next five years and thereafter is as follows:

Remaining 2021	$932,752
2022	1,071,294
2023	984,500
2024	769,917
2025	469,500
Thereafter	3,035,374
Total	$7,263,337

Note 6 – Bank Debt

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

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (ii) the lesser of (A) 75% of the aggregate Unbilled Accounts Receivable or (B) 50% of the amount available to borrow under (i), up to the maximum credit commitment. The interest rate under the Hitachi agreement is 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. We are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we exit our relationship with Hitachi before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000. On March 12, 2020, we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy all of our obligations under the Western Alliance Bank credit agreement and the balance was used for working capital. At December 31, 2020 and June 30, 2021, there were no outstanding balances due under the Loan and Security Agreement with Hitachi.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2021	December 31, 2020
Accrued marketing costs (TAC)	$1,155,372	$3,234,192
Accrued payroll and commission liabilities	529,826	423,373
Accrued expenses and other	339,099	440,578
Arkansas grant contingency	15,000	60,000
Accrued taxes	12,211	8,305
Accrued sales allowance	—	50,000

Total	$2,051,508	$4,216,448

Note 8 – Convertible Promissory Notes

On March 1, 2019, Inuvo entered into a Securities Purchase Agreement with three accredited investors for the purchase and sale of an aggregate of $1,440,000 of principal of Original Issue Discount Unsecured Subordinated Convertible Notes due September 1, 2020 (the "Calvary Notes") to fund working capital and additional expenses resulting from the delay in closing of certain planned, and since terminated, mergers with ConversionPoint Technologies Inc. and ConversionPoint Holdings Inc. The initial conversion price of the Calvary Notes was $1.08 per share which would have made the Calvary Notes then convertible into 1,333,333 unregistered shares of Inuvo’s common stock upon conversion. The Calvary Notes were issued in a private placement and the shares of common stock issuable upon conversion are restricted, subject to resale under Rule 144. The proceeds to Inuvo from the offering were $1,200,000. Inuvo did not pay any commissions or finders fees in connection with the sale of the Calvary Notes and Inuvo utilized the proceeds for working capital.

On November 11, 2019, we entered into Note Modification and Release Agreements with the holders of $1,080,000 principal amount of the Calvary Notes. Under the terms of the Note Modification and Release Agreement, the parties agreed that in consideration of such noteholder’s agreement to convert a minimum of 50% of the outstanding amount of the note (the "First Conversion Amount") that the conversion price for the First Conversion Amount would be $0.265 per share and that the conversion price for any remaining amount due under the note would be $0.30 per share, subject to future adjustments under the terms of the note including dilutive issuances at a price below $0.30 per share, subject to a floor of $0.23 per share. The agreement contains mutual general releases. These holders converted an aggregate of $765,000 due under the Calvary Notes into 2,886,792 shares of our common stock.

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

Note 9 – Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	June 30, 2021	December 31, 2020
Deferred rent	10,011	4,057
Deferred revenue	—	420,000
SBA loan	—	149,900
Total	$10,011	$573,957

Note 10 – Commitments

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

Note 11 – Income Taxes

We have a deferred tax assets of $37,693,100. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $35,848,400 for the deferred tax assets that may not be realized as of June 30, 2021 and December 31, 2020. We also have deferred tax liabilities totaling $1,951,700 as of June 30, 2021, related to intangible assets acquired in March 2012. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

Note 12 – Stock-Based Compensation

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

Compensation Expense

During the three and six months ended June 30, 2021, stock-based compensation expense was $557,602 and $952,472, respectively. During the three and six months ended June 30, 2020, stock-based compensation expense was $193,288 and $402,185, respectively. Total compensation cost not yet recognized at June 30, 2021 was $4,742,850 to be recognized over a weighted-average recognition period of approximately two years.

The following table summarizes the stock grants outstanding under the 2017 ECP and the 2010 Equity Compensation Plan ("2010 ECP"), which expired on its terms in April 2020, for the six months ended June 30, 2021:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	4,226,667	2,367,472	2,805,861	9,400,000
2010 ECP (*)	1,500	—	5,011,511	—	5,013,011
Total	1,500	4,226,667	7,378,983	2,805,861	14,413,011
(*) Expired April 2020

The following table summarizes the activity of stock option awards under the 2010 ECP for the six months ended June 30, 2021:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2020	9,500	$0.56
Stock options exercised	4,750	$0.56
Stock options canceled	3,250	$0.56
Balance as of June 30, 2021	1,500	0.56
Stock options exercisable as of June 30, 2021	1,500	0.56

The following table summarizes the activities for our unvested RSUs for the three months ended June 30, 2021:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	1,930,526	$0.28
Granted	4,510,000	$1.39
Vested	1,804,665	$0.28
Forfeited	409,194	$1.23
Unvested as of June 30, 2021	4,226,667	$1.38

Note 13 – Stockholders Equity

Earnings per Share

For the three and six months ended June 30, 2021 and 2020, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 14 – Leases
We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two years to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are also listed as separate line items on our consolidated balance sheets. As of June 30, 2021 and December 31, 2020, total operating and financed right-of-use assets were $803,261 and $252,864, and $606,573 and $395,910, respectively.
As of June 30, 2021 and 2020, we recorded $153,978 and $215,874, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use the incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for operating lease liabilities	$292,223
Weighted-average remaining lease term	3.53
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2021
2021	191,686
2022	380,482
2023	297,921
2024	13,128
2025	2,143
2026	1,072
886,432
Less imputed interest	(83,172)
Total lease liabilities	$803,260

Information related to our financed lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for finance lease liabilities	$135,815
Weighted-average remaining lease term	2.48
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2021
2021	$134,704
2022	77,276
2023	41,952
2024	3,856
257,788
Less imputed interest	(24,207)
Total lease liabilities	$233,581

Note 15 – Related Party Transactions

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These platforms predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These capabilities allow Inuvo’s clients to engage with their customers and prospects in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world- renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This first of its kind and patented machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI can identify and advertise to the reasons why consumers are purchasing products and services not who those consumers are. In this regard, the technology is designed for a privacy conscious future and focused on the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision. The Inuvo business scales when existing clients grow and new clients are contracted.

Inuvo technology can be consumed both as a managed service and software-as-a-service. For several of its larger services clients, the company has also developed a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test various Inuvo technologies, while also delivering high quality consumers to these services clients through consumer interaction with the proprietary content within these sites.

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

In response to COVID-19, we curtailed expenses, including compensation and travel throughout 2020 in addition to other actions. Additionally, in April 2020, we obtained the $1.1 million PPP Loan which we used primarily for payroll costs. The PPP Loan was fully forgiven by the SBA on November 2, 2020.

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Though there has been a steady month by month improvement in the revenue run rates, by the end of the second quarter 2021 we still have not reached pre-pandemic levels. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients will adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, were focusing our resources on areas we believe could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of the year with the roll out of vaccinations, we have seen an increase in our client’s willingness to spend on advertising and thereby an improvement in our revenue run rates.

Our net working capital was a positive $15.4 million as of June 30, 2021. During January 2021, we raised approximately $14.3 million, before expenses, through the sale of our securities in two offerings. During the second and third quarters of 2020, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained a $1.1 million PPP Loan. With the reduction in our revenue run rate, there is an increased need for working capital to fund our operations. There is no assurance that we will be successful in obtaining additional funding to continue operations, particularly in light of the current impact of COVID-19 on the U.S. capital markets, but believe we have sufficient capital to operate during the next twelve months.

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

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Net Revenue	$12,635,583	$7,590,187	$5,045,396	66.5%	$23,253,392	$22,523,170	$730,222	3.2%
Cost of Revenue	2,264,020	1,070,028	1,193,992	111.6%	3,708,079	4,509,529	(801,450)	(17.8)%
Gross Profit	$10,371,563	$6,520,159	$3,851,404	59.1%	$19,545,313	$18,013,641	$1,531,672	8.5%

Net Revenue
We experienced higher year over year revenue for the three and six months ended June 30, 2021 as compared to the same periods in 2020. Revenue from both platforms, ValidClick and IntentKey, exceeded the prior year. ValidClick revenue exceeded the revenue in the second quarter of last year by 72%. IntentKey revenue for the three months ended June 30, 2021 exceeded the prior year quarter by approximately 50% primarily due to the acquisition of new customers. Revenue in 2020 was affected by the COVID-19 pandemic which had a material impact on advertising budgets beginning in April of 2020. The renegotiation of payment terms and conditions as a trade-off for higher gross margins with ValidClick marketing clients in the quarter ended June 30, 2020 also contributed to the lower revenue in the second quarter of 2020.

Cost of Revenue

Cost of revenue for the three and six month periods ended 2021 is primarily generated by payments to ad exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey platform and to a lesser extent, payments to website publishers and app developers that host advertisements we serve through ValidClick. Cost of revenue in the 2020 period was primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick. The components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of Net Revenue and as the ValidClick service has continued to expand its owned and operated publishing assets. The increase in the cost of revenue for the three months ended June 30, 2021 as compared to the same quarter in 2020 was largely due to renegotiation of payment terms and conditions with a ValidClick marketing partner in the quarter ended June 30, 2020. The decrease in the cost of revenue for the six months ended June 30, 2021 compared to the same quarter in 2020 was primarily due to the decline in ValidClick revenue as described in the Net Revenue section and the decision to reduce certain historically outsourced campaign management tasks.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Marketing costs (TAC)	$8,213,140	$3,857,395	$4,355,745	112.9%	$15,518,924	$13,480,218	$2,038,706	15.1%
Compensation	2,880,217	2,118,311	761,906	36.0%	5,618,084	4,462,546	$1,155,538	25.9%
Selling, general and administrative	1,676,890	1,781,121	(104,231)	(5.9%)	3,401,868	3,839,963	$(438,095)	(11.4)%
Operating expenses	$12,770,247	$7,756,827	$5,013,420	64.6%	$24,538,876	$21,782,727	$2,756,149	12.7%

Marketing costs or traffic acquisition costs ("TAC") include those expenses required to attract an audience to the ValidClick platform. The increase in the cost of revenue for the three and six month periods ended June 30, 2021 as compared to the same time periods in 2020 was largely due to the 72% increase in ValidClick revenue discussed above in the Net Revenue section.

Compensation expense was higher for the three and six-months ended June 30, 2021 compared to the same time periods in 2020 primarily due to higher employee salary expense and stock-based compensation. Our total employment, both full and part-time, was 76 at June 30, 2021 compared to 70 at June 30, 2020. The higher headcount this year over last year was primarily due to hiring additional sales and sales support personnel for the IntentKey platform.

Selling, general and administrative costs were lower for the three and six-month periods ended June 30, 2021 compared to the same time period in 2020 was primarily due to lower IT costs, lower facilities, travel and entertainment, corporate expenses and depreciation and amortization expense.

Interest expense, net

Interest expense, net, for the three month period ended June 30, 2021 was approximately $8 thousand and was primarily interest expense on finance lease obligations and the Hitachi Loan and Security Agreement partially offset by interest income from our trading securities. Interest expense, net, for the six months ended June 30, 2021 was approximately $30 thousand and primarily represents interest expense on finance lease obligations and the Hitachi Loan and Security Agreement.

Interest expense, net, for the three months ended June 30, 2020, was approximately $73,000 and represented interest expense on financed receivables, capital lease obligations and the PPP Loan. Interest expense, net, for the six months ended June 30, 2020 was approximately $225 thousand due primarily to the change of the derivative liability associated with the Calvary Notes.

Other income/(expense), net

Other income, net, for the three months ended June 30, 2021 was approximately $25 thousand and represents unrealized gains on trading securities discussed in Note 3 to our Consolidated Financial Statements. Other income, net, for the six months ended June 30, 2021 was $495 thousand and included the reversal of the deferred revenue from the contract cancellation discussed in Note 10 to our Consolidated Financial Statements and the reversal of an accrued sales reserve of $50 thousand.

Other expense, net, for the six months ended June 30, 2020 was approximately $190,000 and is related to the conversion of the Calvary notes (see Note 8 to our Consolidated Financial Statements).

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility with Hitachi described in Note 6 to our Consolidated Financial Statements. During March 2020 and April 2020, we raised approximately $1.5 million in gross proceeds, before expenses, through sales of our common stock and in April 2020 we received a $1.1 million PPP Loan. On June 8, 2020, we raised an additional $5.5 million in gross proceeds, before expenses, through the sale of our common stock and on July 27, 2020, we raised an additional $10.75 million in gross proceeds, before expenses, through sales of our common stock. On January 19, 2021, we raised an additional $8 million in gross proceeds, before expenses, through the sale of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds, before expenses, through sales of our common stock.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in a money market fund and $10 million in an interest-bearing account. In the second quarter, a portion of the $2 million was invested in marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our Common Stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the three months ended June 30, 2021, we did not issue any shares of Common Stock, we did not receive any aggregate proceeds, and we did not pay any commissions to the Sales Agent. Any shares of Common Stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the "Shelf Registration Statement"). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

We have focused our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations.
However, there is no assurance that we will be able to achieve this objective.

Though we believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months, if our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions.

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

Cash Flows

The table below sets forth a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30
	2021	2020
Net cash used in operating activities	$(2,465,545)	$(2,336,029)
Net cash used in investing activities	$(788,670)	$(557,818)
Net cash provided by financing activities	$12,710,562	$6,702,072

Cash Flows - Operating

Net cash used in operating activities was $2,465,545 during the six months ended June 30, 2021. We reported a net loss of $4,529,395, which included non-cash expenses; depreciation and amortization expense of $1,552,386, other depreciation expense of $153,978 and stock-based compensation expense of $952,472; partially offset by the reversal of $420,000 in deferred revenue. The change in operating assets and liabilities during the six months ended June 30, 2021 resulted in cash used in operations of $24,844 primarily due to the purchase of marketable securities of $913,110, an increase in the accounts payable balance of $2,421,700 and a decrease in the accounts receivable balance by $618,735. Our terms are such that we generally collect receivables prior to paying trade payables. Media sales typically have slower payment terms than the terms of related payables.

During the comparable six-month period in 2020, cash used operating activities was $2,336,029 from a net loss of $4,184,524, which included several non-cash expenses; depreciation and amortization of $1,650,785 and stock-based compensation of $402,185.

Cash Flows - Investing

Net cash used in investing activities was $788,670 and $557,818 for the six months ended June 30, 2021 and 2020, respectively, and primarily consisted of the purchase of marketable securities and capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $12,710,562 and $6,702,072 during the six months ended June 30, 2021 and 2020, respectively, and was primarily from proceeds from the sale of common stock.

Off Balance Sheet Arrangements

As of June 30, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2021, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on three customers for a significant portion of our revenues. We are reliant upon Google, Yahoo! and Proper Media for most of our revenue. During the second quarter of 2021, Google accounted for 39.3%, Yahoo! 20.3% and Proper Media 14.9% of our revenues, respectively, and during the same period in 2020, Yahoo! 36.7% and Google 25.0%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit that they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

Inuvo, Inc.

August 12, 2021	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 12, 2021	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer