Form 10-Q
period 2021-09-30
Inuvo, Inc.
filed 2021-11-12
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 5th
Common Stock	118,747,447

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
•dependence on our advertising suppliers;
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
•dilution to our stockholders upon the exercise of outstanding restricted stock unit grants and warrants;
•the on-going impact of the COVID-19 pandemic on our Company; and
•our ability to identify, finance, complete and successfully integrate future acquisitions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the "Company," "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, "third quarter 2021" means for the three months ended September 30, 2021, "third quarter 2020" means for the three months ended September 30, 2020, "2020" means the fiscal year ended December 31, 2020 and "2021" means the fiscal year ending December 31, 2021. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalent	$11,702,464	$7,890,665
Marketable securities	2,925,785	—
Accounts receivable, net of allowance for doubtful accounts of $161,904 and $209,667, respectively	8,920,881	6,227,610
Prepaid expenses and other current assets	496,250	413,435
Total current assets	24,045,380	14,531,710

Property and equipment, net	1,422,422	1,187,061
Other assets
Right of use assets - operating lease	723,069	606,573
Right of use assets - finance lease	287,225	395,910
Referral and support services agreement advance	1,475,000	—
Intangible assets, net of accumulated amortization	7,186,961	8,586,089
Goodwill	9,853,342	9,853,342
Other assets	44,236	20,886
Total other assets	19,569,833	19,462,800

Total assets	$45,037,635	$35,181,571

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,680,629	$4,048,260
Accrued expenses and other current liabilities	5,861,885	4,216,448
Lease liability - operating lease	334,758	217,671
Lease liability - finance lease	147,661	246,793
Total current liabilities	11,024,933	8,729,172

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	388,310	388,902
Lease liability - finance lease	136,385	93,426
Other long-term liabilities	11,945	573,957
Total long-term liabilities	643,640	1,163,285

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000 and 100,000,000, respectively; issued and outstanding shares 118,747,447 and 98,035,829, respectively.	118,748	98,036
Additional paid-in capital	175,960,347	161,541,448
Accumulated deficit	(142,710,033)	(136,350,370)
Total stockholders' equity	33,369,062	25,289,114
Total liabilities and stockholders' equity	$45,037,635	$35,181,571

             See accompanying notes to the consolidated financial statements.
1

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$16,841,035	$9,214,350	$40,094,427	$31,737,520
Cost of revenue	3,757,938	1,645,392	7,466,017	6,154,921
Gross profit	13,083,097	7,568,958	32,628,410	25,582,599
Operating expenses
Marketing costs	10,163,006	5,668,707	25,681,930	19,148,925
Compensation	2,840,149	2,462,693	8,458,233	6,925,239
Selling, general and administrative	1,824,869	1,870,258	5,226,737	5,710,221
Total operating expenses	14,828,024	10,001,658	39,366,900	31,784,385
Operating loss	(1,744,927)	(2,432,700)	(6,738,490)	(6,201,786)
Interest expense, net	(6,261)	(26,143)	(36,641)	(251,335)
Other income (expense), net	(79,080)	53,763	415,468	(136,483)
Net loss	$(1,830,268)	$(2,405,080)	$(6,359,663)	$(6,589,604)

Per common share data
Basic and diluted:
Net loss	$(0.02)	$(0.03)	$(0.05)	$(0.09)

Weighted average shares
Basic	116,645,509	92,110,881	117,230,419	70,652,630
Diluted	116,645,509	92,110,881	117,230,419	70,652,630

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(6,359,663)	$(6,589,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,343,874	2,452,930
Depreciation-Right of Use Assets	237,423	291,100
Stock based compensation	1,566,016	660,615
Unrealized loss on purchase of marketable securities	(54,532)	—
Amortization of financing fees	8,750	11,092
Provision for doubtful accounts	(47,763)	(73,333)
Third party rights agreement termination	(420,000)	—
Derecognition of contingencies	(110,000)	—
Contract Cancellation	—	(1,260,978)
Amortization of debt discount	—	18,286
Amortization of OID interest expense	—	13,167
Mark to market fair value of derivative	—	102,664
Loss on extinguishment of convertible debt	—	65,700
Change in operating assets and liabilities:
Marketable securities	(2,871,253)	—
Accounts receivable	(2,645,508)	3,564,381
Referral and support services agreement advance	(1,500,000)	—
Prepaid expenses, unbilled revenue and other current assets	(77,503)	(225,771)
Accounts payable	632,369	(3,031,304)
Accrued expenses and other liabilities	1,754,574	(334,576)
Net cash used in operating activities	(7,543,216)	(4,335,631)
Investing activities:
Purchases of equipment and capitalized development costs	(1,180,107)	(852,423)
Net cash used in investing activities	(1,180,107)	(852,423)
Financing activities:
Proceeds from sale of common stock, net	13,137,500	16,432,190
Proceeds from ValidClick licensing agreement	—	500,000
Proceeds from PPP and SBA loans	—	1,258,900
Net payments on line of credit	—	(3,381,364)
Payments on finance lease obligations	(181,998)	(412,382)
Proceeds from exercise of options	1,569	—
SBA loan repayment	(149,900)	—
Net taxes paid on restricted stock unit grants exercised	(272,049)	(54,065)
Net cash provided by financing activities	12,535,122	14,343,279
Net change – cash	3,811,799	9,155,225
Cash and cash equivalent, beginning of year	7,890,665	372,989
Cash and cash equivalent, end of period	$11,702,464	$9,528,214
Supplemental information:
Interest paid	$42,474	$200,904
Non cash investing and financing activities:
Assets purchased under finance lease	$125,825	$524,368
Assets purchased under operating lease	$344,311	$249,595
Conversion of Debt and derecognition of derivative and discounts to common stock	$—	$923,810

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Nine Months Ended September 30,

2021
	Common Stock		Additional Paid in Capital	Accumulated Deficit		Total
	Shares	Stock
Balance as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)		$25,289,114
Net loss				(2,147,268)		(2,147,268)
Stock-based compensation			394,870			394,870
Stock issued for vested restricted stock awards	1,467,465	1,467	(1,467)			—
Shares withheld for taxes on vested restricted stock			(161,244)			(161,244)
Proceeds from exercise of options			1,569			1,569
Sale of common stock, net	19,015,151	19,016	13,118,484			13,137,500
Balance as of March 31, 2021	118,518,445	$118,519	$174,893,660	$(138,497,638)		$36,514,541
Net loss				(2,382,127)		(2,382,127)
Stock-based compensation			557,602			557,602
Balance as of June 30, 2021	118,518,445	$118,519	$175,451,262	$(140,879,765)		$34,690,016
Net loss				(1,830,268)	—	(1,830,268)
Stock-based compensation			613,544			613,544
Shares withheld for taxes on vest restricted stock			(110,805)			(110,805)
Stock issued for vested restricted stock awards	229,002	229	(229)			—
Stock warrants issued for referral agreement			6,575			6,575
Balance as of September 30, 2021	118,747,447	$118,748	$175,960,347	$(142,710,033)		$33,369,062

2020
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Stock
Balance as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(129,045,801)	$(1,396,559)		$14,453,550
Net loss				(2,825,236)			(2,825,236)
Stock-based compensation			208,897				208,897
Stock issued for vested restricted stock awards	260,719	261	(261)				—
Shares withheld for taxes on vested restricted stock			(21,184)				(21,184)
Convertible Note Conversion	1,200,000	1,200	467,467				468,667
Sale of common stock, net	7,046,429	7,046	1,199,742				1,206,788
Balance as of March 31, 2020	60,353,159	$60,730	$146,698,348	$(131,871,037)	$(1,396,559)		13,491,482
Net loss				(1,359,288)			(1,359,288)
Stock-based compensation			193,288				193,288
Convertible Note Conversion	1,800,000	1,800	453,343				455,143
Sale of common stock, net	13,622,507	13,623	5,280,284				5,293,907
Balance as of June 30, 2020	75,775,666	$76,153	$152,625,263	$(133,230,325)	$(1,396,559)		$18,074,532
Net loss				(2,405,080)		—	(2,405,080)
Stock-based compensation			258,430				258,430
Shares withheld for taxes on vest restricted stock			(32,881)				(32,881)
Stock issued for vested restricted stock awards	269,281	269	(269)				—
Sale of common stock, net	21,500,000	21,500	9,909,995				9,931,495
Cancellation of treasury stock		(376)	(1,396,183)		1,396,559		—
Balance as of September 30, 2020	97,544,947	$97,546	$161,364,355	$(135,635,405)	$—		$25,826,496

Inuvo, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These solutions allow Inuvo’s clients to engage with their customers and prospects in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world- renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This patented machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI can identify and advertise to the reasons why consumers are purchasing products and services not who those consumers are. In this regard, the technology is designed for a privacy conscious future and focused on the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision.

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test various Inuvo technologies, while also delivering high quality consumers to these services clients through consumer interaction with the proprietary content within these sites.

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

On January 7, 2021, we filed the Articles of Amendment to our Articles of Incorporation in the state of Nevada increasing the number of authorized shares of our common stock from 100,000,000 to 150,000,000.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in a money market fund and $10 million in an interest-bearing account. At September 30, 2021, our net deposits with the investment management company were $9 million and were invested in money market funds and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the three months ended September 30, 2021, we did not issue any shares of common stock, we did not receive any aggregate proceeds, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the "Shelf Registration Statement"). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

On August 11, 2021, our shareholders approved a proposal to amend our articles of incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 200,000,000, and on August 19, 2021, we filed Articles of Amendment to our Articles of Incorporation in the state of Nevada increasing the number of authorized shares of our common stock from 150,000,000 to 200,000,000.

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

Customer concentration

Our three largest customers are Google, Yahoo! and Proper Media and all are clients of the ValidClick platform. The percentages of overall Inuvo revenue associated with these clients is noted below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Google	36.4%	29.1%	38.3%	23.1%
Yahoo!	14.3%	22.2%	16.7%	39.4%
Proper Media	13.6%	—%	15.5%	—%
Total	64.3%	51.3%	70.5%	62.5%

As of September 30, 2021, Google, Yahoo! and Proper Media accounted for 44.0% of our gross accounts receivable balance. As of December 31, 2020, the same three customers accounted for 38.4% of our gross accounts receivable balance.

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

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients would adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, were focusing our resources on areas we believe could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of the year with the roll out of vaccinations, we have seen an increase in our client’s willingness to spend on advertising and thereby an improvement in our revenue run rates.

Our net working capital was a positive $13.1 million as of September 30, 2021. During January 2021, we raised approximately $14.3 million, before expenses, through the sale of our securities in two offerings. During the second and third quarters of 2020, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained a $1.1 million PPP Loan. There is no assurance that we will be successful in obtaining additional funding to grow operations, but believe we have sufficient capital to operate during the next twelve months.

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

Revenue Recognition

Both of our platforms generate revenue from ad placements and clicks on advertisements on websites, some of which we own. We recognize revenue from ad placements and clicks in the period in which they occur. We also recognize revenue from serving impressions when we complete all or a part of an order from an advertiser. The revenue is recognized in the period that the impression is served. Payments to publishers who display advertisements on our behalf and payments to ad exchanges are recognized as cost of revenue.

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Three Months Ended September 30,				For the nine Months Ended September 30,
	2021		2020		2021		2020
ValidClick Platform	$11,742,855	69.7%	$6,239,406	67.7%	$29,955,169	74.7%	$24,966,122	78.7%
IntentKey Platform	5,098,180	30.3%	2,974,944	32.3%	10,139,258	25.3%	6,771,398	21.3%
Total	$16,841,035	100.0%	$9,214,350	100.0%	$40,094,427	100.0%	$31,737,520	100.0%

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

Note 3 - Fair Value Measurements

The following table summarizes our cash equivalents and marketable securities measured at fair value. Certain marketable securities consist of investments in debt and equity securities. Debt securities are classified as trading securities. We classify our cash equivalents and marketable securities within Level 1 because we use quoted market prices models utilizing market observable inputs to determine their fair value.

September 30, 2021
Cash and cash equivalents:
Cash	$5,682,780
Money Market Funds	6,019,684
Total cash and cash equivalents	11,702,464

Marketable securities
Debt securities	2,020,563
Equity securities	905,222
Total marketable securities	2,925,785
Total cash and cash equivalents and marketable securities	$14,628,249

The gross unrealized losses on our marketable securities was approximately $79 thousand and $54 thousand for the three and nine months ended September 30, 2021, respectively.

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2021	December 31, 2020
Furniture and fixtures	$293,152	$293,152
Equipment	1,129,835	1,052,199
Capitalized internal use and purchased software	12,532,394	11,475,683
Leasehold improvements	458,885	421,016
Subtotal	14,414,266	13,242,050
Less: accumulated depreciation and amortization	(12,991,844)	(12,054,989)
Total	$1,422,422	$1,187,061

During the three and nine months ended September 30, 2021, depreciation expense was $325,112 and $944,746, respectively. During the three and nine months ended September 30, 2020, depreciation expense was $335,769 and $1,053,802, respectively.

Note 5 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of September 30, 2021:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,226,250)	$4,593,750	$330,750
Technology	5 years	3,600,000	(3,360,000)	$240,000	540,000
Customer list, ReTargeter	5 years	1,931,250	(836,875)	$1,094,375	289,688
Customer list, all other	10 years	1,610,000	(1,542,956)	$67,044	120,753
Brand name, ReTargeter	5 years	643,750	(278,958)	$364,792	96,563
Customer relationships	20 years	570,000	(133,000)	$437,000	21,374
Trade names, web properties (1)	—	390,000	—	$390,000	—
Intangible assets classified as long-term		$17,565,000	$(10,378,039)	$7,186,961	$1,399,128

Goodwill, total	—	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.
Amortization expense over the next five years and thereafter is as follows:

Remaining 2021	$466,376
2022	1,071,294
2023	984,500
2024	769,917
2025	469,500
Thereafter	3,035,374
Total	$6,796,961

Note 6 – Bank Debt

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. We are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we exit our relationship with Hitachi before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000. On March 12, 2020, we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy all of our obligations under the Western Alliance Bank credit agreement and the balance was used for working capital. At December 31, 2020 and September 30, 2021, there were no outstanding balances due under the Loan and Security Agreement with Hitachi.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2021	December 31, 2020
Accrued marketing costs	$4,794,137	$3,234,192
Accrued payroll and commission liabilities	593,419	423,373
Accrued expenses and other	450,633	440,578
Accrued taxes	13,696	8,305
Arkansas grant contingency	10,000	60,000
Accrued sales allowance	—	50,000

Total	$5,861,885	$4,216,448

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

Note 9 – Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	September 30, 2021	December 31, 2020
Deferred rent	11,945	4,057
Deferred revenue	—	420,000
SBA loan	—	149,900
Total	$11,945	$573,957

Note 10 – Commitments

On September 17, 2021, we signed an agreement with a business development partner to provide referral and support services to us for periods ranging from two to five years. The agreement required an advance fee of $1.5 million and was recorded as a long-term asset. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vest over two years upon achieving certain performance metrics (see Note 13 - Stockholder's Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity.

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

Note 11 – Income Taxes

We have a deferred tax assets of $37,693,100. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $35,848,400 for the deferred tax assets that may not be realized as of September 30, 2021 and December 31, 2020. We also have deferred tax liabilities totaling $1,951,700 as of September 30, 2021, related to intangible assets acquired in March 2012. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

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

Compensation Expense

During the three and nine months ended September 30, 2021, stock-based compensation expense was $613,544 and $1,566,016, respectively. During the three and nine months ended September 30, 2020, stock-based compensation expense was $258,430 and $660,615, respectively. Total compensation cost not yet recognized at September 30, 2021 was $4,208,496 to be recognized over a weighted-average recognition period of approximately two years.

The following table summarizes the stock grants outstanding under the 2017 ECP and the 2010 Equity Compensation Plan ("2010 ECP"), which expired on its terms in April 2020, for the nine months ended September 30, 2021:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	3,960,001	2,734,138	2,705,861	9,400,000
2010 ECP (*)	1,500	—	5,011,511	—	5,013,011
Total	1,500	3,960,001	7,745,649	2,705,861	14,413,011
(*) Expired April 2020

The following table summarizes the activity of stock option awards under the 2010 ECP for the nine months ended September 30, 2021:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance as of December 31, 2020	9,500	$0.56
Stock options exercised	4,750	$0.56
Stock options canceled	3,250	$0.56
Balance as of September 30, 2021	1,500	0.56
Stock options exercisable as of September 30, 2021	1,500	0.56

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2021:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	1,930,526	$0.28
Granted	4,610,000	$1.36
Vested	2,171,331	$0.47
Forfeited	409,194	$1.23
Unvested as of September 30, 2021	3,960,001	$1.33

Note 13 – Stockholders Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consultancy company to provide referral and support services to us for a period of five years (see Note 10 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed on a ratable basis over the measurement period of each tranche. For the three months ended September 30, 2021, we recognized approximately $6 thousand in expense and $143 thousand is unrealized.

Earnings per Share

For the three and nine months ended September 30, 2021 and 2020, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 14 – Leases
We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two years to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are also listed as separate line items on our consolidated balance sheets. As of September 30, 2021 and December 31, 2020, total operating and financed right-of-use assets were $723,069 and $287,225, and $606,573 and $395,910, respectively.
As of September 30, 2021 and 2020, we recorded $237,423 and $291,100, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use the incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for operating lease liabilities	$433,569
Weighted-average remaining lease term	3.38
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2021
2021	95,843
2022	380,482
2023	297,921
2024	13,128
2025	2,143
2026	1,071
790,588
Less imputed interest	(67,520)
Total lease liabilities	$723,068

Information related to our financed lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for finance lease liabilities	$172,459
Weighted-average remaining lease term	2.45
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2021
2021	$106,224
2022	119,452
2023	84,127
2024	3,856
313,659
Less imputed interest	(29,613)
Total lease liabilities	$284,046

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These services predictively identify and message online audiences for any product or service across devices, channels and formats, including video, mobile, connected TV, display, social and native. These solutions allow Inuvo’s clients to engage with their customers and prospects in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names in industries that have included retail, automotive, insurance, health care, technology, telecommunications and finance.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This patented machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI can identify and advertise to the reasons why consumers are purchasing products and services not who those consumers are. In this regard, the technology is designed for a privacy conscious future and focused on the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision.

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of websites including alot.com and earnspendlive.com, where Inuvo creates content in health, finance, travel, careers, auto, education and living categories. These sites provide the means to test various Inuvo technologies, while also delivering high quality consumers to these services clients through consumer interaction with the proprietary content within these sites.

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

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients would adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, were focusing our resources on areas we believe could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of the year with the roll out of vaccinations, we have seen an increase in our client’s willingness to spend on advertising and thereby an improvement in our revenue run rates.

Our net working capital was a positive $13.1 million as of September 30, 2021. During January 2021, we raised approximately $14.3 million, before expenses, through the sale of our securities in two offerings. During the second and third quarters of 2020, we raised approximately $16.5 million, before expenses, through the sale of our securities and in April 2020, we obtained a $1.1 million PPP Loan. There is no assurance that we will be successful in obtaining additional funding to grow operations, but believe we have sufficient capital to operate during the next twelve months.

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Net Revenue	$16,841,035	$9,214,350	$7,626,685	82.8%	$40,094,427	$31,737,520	$8,356,907	26.3%
Cost of Revenue	3,757,938	1,645,392	2,112,546	128.4%	7,466,017	6,154,921	1,311,096	21.3%
Gross Profit	$13,083,097	$7,568,958	$5,514,139	72.9%	$32,628,410	$25,582,599	$7,045,811	27.5%

Net Revenue
We experienced higher year over year revenue for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. Revenue from both platforms, ValidClick and IntentKey exceeded the prior year. ValidClick revenue exceeded the revenue in the third quarter of last year by 88%. IntentKey revenue for the three months ended September 30, 2021 exceeded the prior year quarter by 71%. Both platforms acquired new customers in the third quarter of this year, benefiting from the agreement with a business development partner discussed in Note 10 and as a result of the economic improvements associated with the COVID-19 pandemic recovery. Revenue in 2020 was affected by the COVID-19 which had a material impact on advertising budgets beginning in April of 2020. The renegotiation of payment terms and conditions as a trade-off for higher gross margins with ValidClick marketing clients in the quarter ended June 30, 2020 also contributed to the lower revenue in the third quarter of 2020.

Cost of Revenue

Cost of revenue for the three- and nine-month periods ended September 30, 2021 was primarily generated by payments to ad exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey platform and, to a lesser extent, payments to website publishers and app developers that host advertisements we serve through ValidClick. Cost of revenue in the same 2020 time-periods was primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick. The components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of net revenue and as the ValidClick service has continued to expand its owned and operated publishing assets. The increase in the cost of revenue for the three and nine months ended September 30, 2021 as compared to the same quarter in 2020 was largely due to the acquisition of new customers as mentioned in the Net Revenue section above and the renegotiation of payment terms and conditions with a ValidClick marketing partner in the quarter ended June 30, 2020.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Marketing costs	$10,163,006	$5,668,707	$4,494,299	79.3%	$25,681,930	$19,148,925	$6,533,005	34.1%
Compensation	2,840,149	2,462,693	377,456	15.3%	8,458,233	6,925,239	$1,532,994	22.1%
Selling, general and administrative	1,824,869	1,870,258	(45,389)	(2.4%)	5,226,737	5,710,221	$(483,484)	(8.5)%
Operating expenses	$14,828,024	$10,001,658	$4,826,366	48.3%	$39,366,900	$31,784,385	$7,582,515	23.9%

Marketing costs consists mostly of traffic acquisition costs and includes those expenses required to attract an audience to the ValidClick platform. The increase in the cost of revenue for the three and nine month periods ended September 30, 2021 as compared to the same time periods in 2020 was largely due to the 88% increase in ValidClick revenue discussed above in the Net Revenue section.

Compensation expense was higher for the three and nine-months ended September 30, 2021 compared to the same time periods in 2020 primarily due to higher employee salary expense and stock-based compensation. Our total employment, both full and part-time, was 77 at September 30, 2021 compared to 70 at September 30, 2020. The higher headcount this year over last year was primarily due to hiring additional sales and sales support personnel for the IntentKey platform.

Selling, general and administrative costs were lower for the three and nine-month periods ended September 30, 2021 compared to the same time periods in 2020, primarily due to lower IT costs.

Interest expense, net

Interest expense, net, for the three month period ended September 30, 2021 was approximately $6 thousand and was primarily interest expense on finance lease obligations and the Hitachi Loan and Security Agreement partially offset by interest income from our trading securities. Interest expense, net, for the nine months ended September 30, 2021 was approximately $37 thousand and primarily represents interest expense on finance lease obligations and the Hitachi Loan and Security Agreement.

Interest expense, net, for the three months ended September 30, 2020, was approximately $26 thousand and represented interest expense on financed receivables, capital lease obligations and the PPP Loan. Interest expense, net, for the nine months ended September 30, 2020, was approximately $251 thousand and represents interest expense on financed receivables, change of the derivative liability associated with the convertible promissory notes, capital lease obligations and the PPP Loan.

Other income/(expense), net

Other income/expense, net, for the three months ended September 30, 2021 was an expense of approximately $79 thousand and represents unrealized losses on trading securities discussed in Note 3 to our Consolidated Financial Statements. Other income/expense, net, for the nine months ended September 30, 2021 was income of approximately $415 thousand and included the reversal of the deferred revenue from the contract cancellation discussed in Note 10 to our Consolidated Financial Statements and the reversal of an accrued sales reserve of $50 thousand.

Other income/expense, net, for the nine months ended September 30, 2020 was an expense of approximately $136 thousand and was primarily due to the conversion of the Calvary notes (see Note 8 to our Consolidated Financial Statements).

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in a money market fund and $10 million in an interest-bearing account. At September 30, 2021, our net deposits with the investment management company were $9 million and were invested in money market funds, and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the three months ended September 30, 2021, we did not issue any shares of common stock, we did not receive any aggregate proceeds, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the "Shelf Registration Statement"). The ATM Program will terminate upon (a) the election of the Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30
	2021	2020
Net cash used in operating activities	$(7,543,216)	$(4,335,631)
Net cash used in investing activities	$(1,180,107)	$(852,423)
Net cash provided by financing activities	$12,535,122	$14,343,279

Cash Flows - Operating

Net cash used in operating activities was $7,543,216 during the nine months ended September 30, 2021. We reported a net loss of $6,359,663, which included non-cash expenses; depreciation and amortization expense of $2,343,874, other depreciation expense of $237,423 and stock-based compensation expense of $1,566,016; partially offset by the $1.5 million referral agreement and the reversal of $420,000 in deferred revenue. The change in operating assets and liabilities during the nine months ended September 30, 2021 resulted in cash used in operations of $4,707,321 primarily due to the purchase of marketable securities of $2,871,253, an increase in the accounts receivable balance by $2,645,508 due to the increased revenue in the third quarter of 2021; partially offset by an increase in accrued expenses and other liabilities of $1,754,574 and accounts payable balance of $632,369. Though much of our terms are such that we generally collect receivables prior to paying trade payables, increasingly, media sales require us to prepay our support partners and our clients typically have longer payment terms.

During the comparable nine-month period in 2020, cash used operating activities was $4,335,631 from a net loss of $6,589,604, which included several non-cash expenses; depreciation and amortization of $2,452,930 and stock-based compensation of $660,615.

Cash Flows - Investing

Net cash used in investing activities was $1,180,107 and $852,423 for the nine months ended September 30, 2021 and 2020, respectively, and primarily consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $12,535,122 and $14,343,279 during the nine months ended September 30, 2021 and 2020, respectively, and was primarily from proceeds from the sale of common stock.

Off Balance Sheet Arrangements

As of September 30, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2021, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 11, 2021, as amended on Form 10-K/A filed with the SEC on March 10, 2021 and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on three customers for a significant portion of our revenues. We are reliant upon Google, Yahoo! and Proper Media for most of our revenue. During the third quarter of 2021, Google accounted for 36.4%, Yahoo! 14.3% and Proper Media 13.59% of our revenues, respectively, and during the same period in 2020, Yahoo! 22.2% and Google 29.1%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit that they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

Our success is dependent upon our ability to establish and maintain direct relationships with advertisers and advertising agencies. Some of our solutions generate revenue directly from advertisers and advertising agencies. Accordingly, our ability to generate revenue for our solutions is dependent upon our ability to attract new advertisers, maintain relationships with existing advertisers and fulfill our advertisers’ orders. Our programs to attract advertisers include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers through providing quality customer service and delivering on campaign goals. Our advertisers and advertising agency clients can generally terminate their contracts with us at any time and with limited or no advance notice. We believe that advertisers and advertising agencies will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We are exposed to credit risk on our accounts receivable and this risk is heightened during periods when economic conditions worsen.We sell some of our solutions directly to advertisers and advertising agencies on credit. Our outstanding accounts receivables to advertisers and advertising agencies are not covered by collateral, third-party financing arrangements or credit insurance. Our exposure to credit and collectability risk on our accounts receivables is higher with some customers and our ability to mitigate such risks may be limited. As we continue to add new customers and expand our direct relationships with advertisers and advertising agencies our credit risk increases. Additionally, our credit risk increases during periods when economic conditions worsen. While we have procedures to monitor and limit exposure to credit risk on our accounts receivables there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 17, 2021, we issued a warrant to purchase 300,000 shares of our common stock at an exercise price of $0.72 to a business development partner that refers clients and provides support to our business. The warrant vests 50% on each of the first two anniversaries of the grant based on performance of the referred clients and expires on the fifth anniversary of grant. The offer, sale, and issuance of the warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i)4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i)7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i)8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i)9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021				Filed
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2021, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 12, 2021	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 12, 2021	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer