Form 10-K
period 2021-12-31
Inuvo, Inc.
filed 2022-03-17
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the outstanding common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $104.6 million.

As of March 11, 2022, there were 119,547,810 shares of common stock of the registrant outstanding, including treasury shares but net of shares of common stock held by a subsidiary.

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

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•a decline in general economic conditions;
•decreased market demand for our products and services;
•customer revenue concentration;
•risks associated with customer collections;
•seasonality impacts on financial results and cash availability;
•dependence on advertising suppliers;
•the ability to acquire traffic in a profitable manner;
•failure to keep pace with technological changes;
•interruptions within our information technology infrastructure;
•dependence on key personnel;
•regulatory and legal uncertainties;
•failure to comply with privacy and data security laws and regulations;
•third party infringement claims;
•publishers fabricating fraudulent clicks;
•the ability to continue to meet the NYSE American listing standards;
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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2020” means the fiscal year ended December 31, 2020, "2021" means the fiscal year ended December 31, 2021, and “2022” means the fiscal year ending December 31, 2022. The information which appears on our corporate website at www.inuvo.com and our social media platforms is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product or service across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their customers and prospects in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names across industries.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This patented machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI can identify and advertise to the reasons why consumers are purchasing products and services not who those consumers are. In this regard, the technology is designed for a privacy conscious future and is focused on the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision.

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of proprietary websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies.

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
Products and Services
The Inuvo platforms use analytics, data and artificial intelligence in a manner that optimizes the purchase and placement of advertising in real time. These products and services include:

•ValidClick: A marketing and advertising service provided directly to brands and large consolidators of advertising demand where a collection of data, analytics, software and publishing gets used to align merchant advertising messages with anonymous consumers across various websites online. The service includes Think Relevant, a wholly owned marketing agency and Bonfire publishing, a wholly owned collection of websites; and

•IntentKey: An artificial intelligence-based consumer intent recognition system designed to reach highly targeted mobile and desktop In- Market audiences with precision. The platform can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. The product is sold as both a fully managed service and/or a Software as a Service ("SaaS") solution.

Key Relationships

The company maintains long-standing relationships with Yahoo! and Google who provide access to hundreds of thousands of advertisers from which a majority of the ValidClick revenue originates. When an advertisement is clicked, the ValidClick platform effectively sells that click to these partners who then sell it to their advertisers. We maintain multi-year service contracts with these companies. In 2021, these customers accounted for 48.6% of our total revenue as compared to 60.5% in 2020. We also have major contracts with Xandr, Inc. who, in exchange for a fee, provides access to publishers' advertising inventory for the IntentKey.

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

Strategy

Our business strategy has been to develop data processing and advertising technologies that can displace intermediaries within the online advertising ecosystem, while cultivating relationships that can provide access to media spend (advertisers) and media inventory (websites). In this regard, we have proprietary demand (media spend) and supply (media inventory) technologies, targeting technologies, on-page or in-app ad-unit technologies, proprietary data and data management technologies, and advertising fraud detection technologies. We have both direct and indirect relationships at some of the largest media buyers and/or consolidators in the industry. For the ValidClick platform, where the focus is search and social advertising channels, the immediate strategy is to maintain relationships with existing partners and expand the business by supporting IntentKey customers. For the IntentKey platform, where the focus is programmatic advertising channels, the immediate strategy is to scale through the hiring of additional sales professionals and partnerships, growing existing accounts and expanding our market footprint. In an increasingly privacy conscious world, we are focused on replacing the current technologies used by advertisers with our artificial intelligence solution, which does not rely on the use of consumer data.

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

The demand side of our business includes sales executives who create interest from agencies, trading desks and brands directly. Leveraging our IntentKey and ValidClick technology to highlight our differentiation, our sales executives explain how we identify the most relevant audiences so we can, on behalf of our clients, target those audiences at a time when they are most prone to engage / respond / subscribe / tune-in or watch our clients' message.

The supply side of our business includes relationships with and integrations to platforms that make available for auction, advertising inventory the IntentKey can use to identify advertising placements for Inuvo clients. We pay a fee to the platform for this service. Within ValidClick, a series of web properties and content have been developed within the wholly owned Bonfire publishing where unique technology and content experiences can be created in a manner that aligns with the objectives of our advertising clients.

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

Intellectual Property Rights

We own intellectual property (IP) and related IP rights that relate to our products, services and assets. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets.  While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP right.

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

Employees and Human Capital Resources

As of January 31, 2022, we had 81 full-time employees, none of which are covered by a collective bargaining agreement.

Human capital management is critical to Inuvo’s ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are an equal opportunity employer and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principles of equal employment opportunity and other legitimate criteria without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable laws.

An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential. We instill our core values of innovation, encouragement, motivation, and curiosity with our employees to instill culture and create this environment of growth and positivity.

Our Board of Directors is also actively involved in reviewing and approving executive compensation, selections and succession plans so that we have leadership in place with the requisite skills and experience to deliver results the right way.

Seasonality

Our future results of operations may be subject to fluctuation because of seasonality. Historically, the second half of the year is typically stronger than the first half because of the changes in demand for marketing placements leading into the holiday season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results.

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

Business Risks

We have a history of losses. We cannot anticipate with any degree of certainty what our revenues will be in future periods. While our revenues increased approximately 34% in 2021 as compared to 2020, our gross profit margin decreased to 73.4% in 2021 from 81.4% in 2020. We reported an operating loss of approximately $7.8 million in 2021 as compared to an operating loss of approximately $8.1 million in 2020. The lower gross margin in 2021 was primarily due to the change of revenue mix. Though we have a credit facility dependent upon receivables, the negative cash flows generated from operating activities introduces potential risk of an interruption to operating activities.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus. The COVID-19 outbreak has already caused severe global disruptions. Beginning in late April 2020, we experienced a significant reduction in demand (marketing budgets) within the ValidClick platform and a modest decline in demand within the IntentKey platform, the combination of which resulted in a significant reduction in our revenue run rate. Generally, marketing budgets tend to decline in times of a recession. During 2020, we curtailed expenses, including compensation and travel and issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers and we began to experience interruptions in our daily operations, as a result of these policies. During 2021, we changed our policies and reopened our offices on a limited basis and our revenue has returned to growth on a year over year basis. We maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisers from which most of our ValidClick and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. We will continue to assess the impact of the COVID-19 pandemic on our Company, however, at this time we are unable to predict all possible impacts on our Company, operations and revenues. Should revenues turn downwards or fail to return to historical levels on a consistent basis, we may not be able to offset expenses quickly enough which could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

We rely on three customers for a significant portion of our revenues. We are reliant upon Google, Yahoo! and Sovrn for a significant portion of our revenue. During 2021 these customers accounted for 33.0%, 15.6% and 14.3% of our revenues, respectively. In 2020, Yahoo! and Google accounted for 33.3% and 27.2% of our revenues, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.
We are exposed to credit risk on our accounts receivable and this risk is heightened during periods when economic conditions worsen. We sell some of our solutions directly to advertisers and advertising agencies on credit. Our outstanding accounts receivables to advertisers and advertising agencies are not covered by collateral, third-party financing arrangements or credit insurance. Our exposure to credit and collectability risk on our accounts receivables is higher with some customers and our ability to mitigate such risks may be limited. As we continue to add new customers and expand our direct relationships with advertisers and advertising agencies our credit risk increases. Additionally, our credit risk increases during periods when economic conditions worsen. While we have procedures to monitor and limit exposure to credit risk on our accounts receivables there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

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

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and increasing customer base. In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for executives and sales and operations personnel. Many of our competitors have substantially more resources than we do and have the ability to compensate highly skilled personnel at higher levels than we can. We may not be successful in attracting and retaining qualified highly skilled personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Technological Risks

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

Regulatory Risks

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

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. In March 2021, we received an amendment to the agreement that revised the position maintenance requirement for the reporting period of March 31, 2022 to 43 full-time equivalent permanent positions. The agreement also extended the reporting period and position maintenance period an additional year to a total of six years ending on March 31, 2024. As of December 31, 2021, we had 41 full-time employees located in Arkansas. Failure to meet the requirements of the grant after the initial four-year period, may require us to repay a portion of the grant, up to but not to exceed the full amount of the grant. At December 31, 2021, we accrued a contingent liability of $10,000 for the lower than required employment.

Financial Risks

Our business is seasonal and our financial results may vary significantly from period to period. Our future results of operations may vary significantly from quarter to quarter and year to year because of numerous factors, including seasonality. Historically, in the later part of the fourth quarter and the earlier part of the first quarter we experience lower Revenue Per Click (“RPC”) due to a decline in demand for inventory on website and app space and the recalibrating of advertiser’s marketing budgets after the holiday selling season. If we are not able to appropriately adjust to seasonal or other factors, it could have a material adverse effect on our financial results
.
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

Ability to maintain our credit facility could impact our ability to access capital in the future. On March 12, 2020 we closed a Loan and Security Agreement with Hitachi Capital America Corp. ("Hitachi") the terms of which are described in this report which replaced our credit facility with Western Alliance Bank. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment which permits us to borrow against eligible accounts receivable and unbilled receivables. The Hitachi Loan and Security Agreement contains certain affirmative and negative covenants to which we are subject. As of December 31, 2021, we were in compliance with these covenants. There are no assurances that we will be able to comply with all the covenants. In the event we violate a covenant, Hitachi may limit or demand all amounts due under the credit facility at any time, including upon an event of default outstanding, if any, to be due and payable. If this occurs and if we have outstanding obligations and are not able to repay, Hitachi could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Significant dilution will occur when outstanding restricted stock unit grants vest. As of December 31, 2021, we had 3,960,001 restricted stock units outstanding. If the restricted stock units vest, dilution will occur to our stockholders, which may be significant.

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

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in Little Rock, AR where we entered into a five-year agreement to lease office space on October 1, 2015 and amended the lease as of July 2020 and February 1, 2021. In July 2020, the lease was amended and renewed for an additional three years. On February 1, 2021, the lease was amended to expire on January 31, 2024. The amended lease is for 7,831 square feet. We also have office space in San Jose, CA where in June 2017, we entered into a five-year agreement to lease 4,801 square feet of office space.

In addition to our office space, we maintain data center operations in third-party collocation facilities in Los Angeles, CA and Secaucus, NJ.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American LLC under the symbol "INUV.” As of March 11, 2022, there were approximately 414 record owners of our common stock. This amount does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

None.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for 2021 and 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statements Regarding Forward-Looking Information, Part I. Item 1. Business and Item 1A. Risk Factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product or service across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their customers and prospects in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world- renowned names across industries.

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

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of propriety websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies.

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

Hitachi Credit Agreement

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. We are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we exited our relationship with Hitachi before March 1, 2022, we are obligated to pay
Hitachi an exit fee of $50,000. On March 12, 2020, we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy all of our obligations under a credit agreement with Western Alliance Bank. The balance was used for working capital and was repaid in 2020. At December 31, 2021 and 2020, there were no outstanding balances due under the Loan and Security Agreement with Hitachi.

2021 Overview

We had an extraordinary year in 2021 despite recurring pandemic induced disruptions occurring across supply chains and labor markets. Year-over-year (YOY) revenue was up 34% closing out the fourth quarter of the year at $19.7 million, an increase of 53% YOY and 17% quarter-over-sequential quarter. Both the ValidClick and IntentKey platforms had strong YOY revenue gains; ValidClick by 22% and the IntentKey by 75%. For the first time in 2021, our strategy of bringing together the capabilities of both platforms to serve joint clients was realized. Gross margins declined slightly in 2021 compared to 2020. We reported gross margins of 73.4% in 2021 compared to 81.4% in 2020, primarily due to change in revenue mix.

The ValidClick and IntentKey platforms provide a similar service to clients, where ultimately their purpose is the delivery of high converting consumers to maximize return on advertising spend. The distinction between the platforms is mostly related to the channels each platform serves, social and search for ValidClick and programmatic for the IntentKey. As the number of joint clients grows, the need to distinguish between the platforms diminishes.

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

Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients would adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, focused our resources on areas we believed could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of 2021 with the roll out of vaccinations, we have seen an increase in our client’s willingness to spend on advertising and thereby an improvement in our revenue run rates.

Results of Operations

	For the Years Ended December 31,
	2021	2020	Change	% Change
Net Revenue	$59,830,688	$44,640,007	$15,190,681	34.0%
Cost of Revenue	15,925,837	8,296,483	7,629,354	92.0%
Gross Profit	$43,904,851	$36,343,524	$7,561,327	20.8%

Net Revenue

We experienced 34% higher year over year revenue for the year ended December 31, 2021 as compared to the same period in 2020. Revenue from both platforms, ValidClick and IntentKey, exceeded the prior year. ValidClick YOY revenue was up by 22% and IntentKey YOY revenue by 75%. Both platforms acquired new customers within the year, benefiting from the agreement with a business development partner discussed in Note 11 to our Consolidated Financial Statements and because of the economic improvements associated with the COVID-19 pandemic recovery. Revenue in 2020 was affected by the COVID-19 pandemic which had a material impact on advertising budgets beginning in April of 2020. The renegotiation of payment terms and conditions as a trade-off for higher gross margins with ValidClick marketing clients in the quarter ended June 30, 2020 also contributed to the lower revenue in 2020.

Cost of Revenue

Cost of revenue for the year ended December 31, 2021 was primarily generated by payments to advertising exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey platform and, to a lesser extent, payments to website publishers and app developers that host advertisements we serve through ValidClick. Cost of revenue for the year ended December 31, 2020 time periods was primarily generated by payments to website publishers and app developers that host advertisements we serve through ValidClick. The components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of net revenue and as the ValidClick service has continued to expand its owned and operated publishing assets. The increase in the cost of revenue was largely due to the acquisition of new customers as mentioned in the Net Revenue section above and the renegotiation of payment terms and conditions with a ValidClick marketing partner in the quarter ended June 30, 2020.

Operating Expenses

	For the Year Ended December 31,
	2021	2020	Change	% Change
Marketing costs	$33,096,000	$27,410,284	$5,685,716	20.7%
Compensation	11,381,279	9,350,831	2,030,448	21.7%
Selling, general and administrative	7,198,213	7,630,990	(432,777)	(5.7%)
Operating expenses	$51,675,492	$44,392,105	$7,283,387	16.4%

Marketing costs consists mostly of traffic acquisition costs (“TAC”) and includes those expenses required to attract an audience to the ValidClick platform. The increase in marketing costs was largely due to higher TAC that resulted in the increase in ValidClick revenue discussed above in the Net Revenue section.

Compensation expense was higher for the year ended December 31, 2021 compared to the same time period in 2020 due primarily to higher stock-based compensation expense and to a lesser extent to salaries, benefits, commissions and incentive pay. Our total employment, both full and part-time, was 78 at December 31, 2021 compared to 75 at December 31, 2020.

Selling, general and administrative costs were lower for the year ended December 31, 2021 compared to the same time period in 2020 primarily due to lower IT costs and lower depreciation and amortization costs. In addition, professional fees were lower in 2021 than the prior year.

Interest Expense, net

Interest expense, net, was approximately $87 thousand for the year ended December 31, 2021 and was primarily composed of interest expense on finance lease obligations, the Hitachi Loan and Security Agreement and our marketable securities.

For the year ended December 31, 2020, interest expense, net, was approximately $254 thousand and composed of interest expense on financed receivables, finance lease obligations and the PPP loan.

Other income, net

Other income, net, was approximately $257 thousand for the year ended December 31, 2021 and included the reversal of deferred revenue from the contract cancellation discussed in Note 11 to our Consolidated Financial Statements of

approximately $415 thousand and reversal of an accrued sales reserve of $50 thousand, partially offset by the unrealized losses on trading securities discussed in Note 3 to our Consolidated Financial Statements.

For the year ended December 31, 2020, other income, net, was $997 thousand and was primarily due to the $1.1 million PPP loan being fully forgiven on November 2, 2020. The PPP loan helped fund compensation expenses. Partially offsetting the PPP loan was a $103 thousand other expense due to the change of the fair market value of the derivative liability associated with convertible promissory notes that were extinguished by May 2020.
I

Liquidity and Capital Resources

As of December 31, 2021, we have approximately $13.3 million in cash, cash equivalents and marketable securities. Our net working capital was $12.4 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through December 31, 2021, our accumulated deficit was $144.0 million.

Our principal sources of liquidity are the sale of our common stock and our credit facility with Hitachi described in Note 7 to our Consolidated Financial Statements. During March 2020 and April 2020, we raised approximately $1.5 million in gross proceeds, before expenses, through sales of our common stock and in April 2020 we received a $1.1 million PPP Loan. On June
8, 2020, we raised an additional $5.5 million in gross proceeds, before expenses, through the sale of our common stock and on
July 27, 2020, we raised an additional $10.75 million in gross proceeds, before expenses, through sales of our common stock.
On January 19, 2021, we raised an additional $8 million in gross proceeds, before expenses, through the sale of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds, before expenses, through sales of our common stock.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At December 31, 2021, our funds with the investment management company were approximately $8 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021, we did not issue any shares of common stock or receive any aggregate proceeds from the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

We have focused our resources behind a plan to grow our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

In April 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and
IntentKey platforms as a direct consequence of COVID-19. These reductions adversely impacted our overall revenue throughout 2020. As a result, in May 2020 and June 2020 we implemented a temporary compensation change for senior officers and employees. Certain employees with salaries in excess of $100,000 per year had forgone a percentage of the cash portion of their salary and instead received an equivalent restricted stock grant. We curtailed expenses, including compensation and travel and issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. Though we continue to monitor the pandemic and related government guidelines and regulations, we have returned to a hybrid working model where employees are working partially from the office and partially from home.

Cash Flows

The table below sets forth a summary of our cash flows for the years ended 2021 and 2020:

	2021	2020
Net cash used in operating activities	$(5,276,257)	$(5,599,335)
Net cash used in investing activities	$(4,597,885)	$(1,185,335)
Net cash provided by financing activities	$12,459,441	$14,302,346

Cash Flows - Operating

Net cash used in operating activities was $5,276,257 during 2021. We reported a net loss of $7,600,649, which included non-cash expenses; depreciation and amortization of $3,143,168, amortization of right of use assets $322,746 and stock-based compensation of $2,179,254; partially offset by the $1.4 million referral agreement and the reversal of $420,000 in deferred revenue discussed in Note 11 to our Consolidated Financial Statements. The change in operating assets and liabilities was a net use of cash of $3,077,525 primarily due to an increase in accrued liabilities of $1,264,687 and the accounts payable balance by $796,456, offset by an increase in the accounts receivable balance by $3,045,690. Our terms are such that we generally collect receivables prior to paying trade payables. Our Media sales arrangements typically have slower payment terms than the terms of related payables.

During 2020, cash used in operating activities was $5,599,335. We reported a net loss of $7,304,569 which included the non-cash expenses of depreciation and amortization of $3,237,930, amortization of right of use assets $367,981 and stock-based compensation expenses of $858,683. The change in operating assets and liabilities was a net use of cash of $656,529.

Cash Flows - Investing

Net cash used in investing activities was $4,597,885 and $1,185,335 for 2021 and 2020, respectively. Cash used in investing activities in 2021 consisted of capitalized internal development costs and purchase of marketable securities. Cash used in investing activities in 2020 consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $12,459,441 and $14,302,346 during 2021 and 2020, respectively, primarily from proceeds from the sale of common stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The following disclosure supplements the descriptions of our accounting policies, which are described in Note 2 to our Consolidated Financial Statements regarding significant areas of judgement. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. A discussion of some of our more significant accounting policies and estimates follows.

Revenue recognition - Both of our platforms generate revenue from ad placements and clicks on advertisements on websites, some of which we own. We recognize revenue from ad placements and clicks in the period in which they occur. We also recognize revenue from serving impressions when we complete all or a part of an order from an advertiser. The revenue is recognized in the period that the impression is served. Revenues are recognized net of adjustments based on the traffic generated and is billed monthly. We subsequently settle these transactions with our business partners at which time adjustments for invalid traffic may impact the amount collected. Payments to publishers who display advertisements on our behalf and payments to ad exchanges are recognized as cost of revenue. There have been no material changes to our estimates of revenue for the periods presented within this Annual Report on Form 10-K.

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

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We perform an impairment test annually as of December 31, 2021. As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount. We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

Intangible Assets - We allocate a portion of the purchase price of acquisitions to identifiable intangible assets and we amortize definite-lived assets over their estimated useful lives. We consider our indefinite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Trade names are not amortized as they are believed to have an indefinite life. Trade names are reviewed annually for impairment under ASC 350. We also acquire intangible assets outside of acquisitions and record them at their fair value and amortize them over their estimated useful lives. We recorded no impairment of intangible assets during 2021 or 2020.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2021, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021 our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

N/A

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2022 Annual Meeting of Shareholders to be filed on or prior to April 30, 2022 (the “Proxy Statement”) and is incorporated herein by this reference.

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

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020	10-Q	11/9/20	3(i)8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
4.1	Description of Securities	10-K	2/11/21	4.1
10.1	Google Services Agreement effective March 1, 2017 by and between Vertro, Inc. and Google Inc. ***	8-K/A	6/7/17	10.27
10.2	Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of February 24, 2021 and effective as of March 1, 2021*	8-K	3/1/21	10.1
10.3	Amendment Number One to Google Services Agreement effective March 1, 2019 ***	10-K	3/15/19	10.19
10.4	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.5	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.6	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.7	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24
10.8	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.9	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.10	Amendment #15 to Yahoo! Publisher Contract dated May 9, 2018	8-K	5/15/18	10.1
10.11	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1

10.12	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract	10-K	3/15/19	10.6
10.13	Amendment #28 to the Yahoo! Publisher Network Contract #1-19868214, dated as of November 11, 2020***	8-K	11/16/20	10.1
10.14	Form of Indemnification Agreement with Directors of Inuvo, Inc.	10-Q	11/7/18	10.5
10.15	2010 Equity Compensation Plan	DEF14A	4/30/10	A
10.16	Amendment No. 1 to 2010 Equity Compensation Plan dated February 29, 2012	S-8	2/29/12	99.2
10.17	2017 Equity Compensation Plan	DEF14A	4/28/17	A
10.18	Amendment No. 1 to the 2017 Equity Compensation Plan	DEF14	9/3/19	B
10.19	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission	10-K	3/13/13	10.23
10.20	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission..	10-K	3/13/13	10.24
10.21	Amendment to Grant Reimbursement Agreement, dated March 2021, with the Arkansas Economic Development Commission.				Filed
10.22	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/12	10.2
10.23	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/12	10.4
10.24	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris	8-K	3/6/12	10.5
10.25	Loan and Security Agreement dated February 28, 2020 effective March 12, 2020 by and between Inuvo, Inc. and its subsidiaries and Hitachi Capital America Corp.	8-K	3/17/20	10.1
10.26	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
10.27	Form of Subscription Agreement	8-K	4/01/20	10.1
10.28	2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	2/11/21	10.29
10.29	Sales Agreement, dated May 28, 2021 by and between A.G.P./Alliance Global Partners and Inuvo, Inc.	8-K	5/28/21	1.1
16.1	Letter of Mayer Hoffman McCann P.C. dated November 23, 2021	8-K	11/24/21	16.1
21.1	Subsidiaries of the Registrant	10-K	2/11/21	21.1
23.1	Consent of EisnerAmper LLP, PCAOB FIRM ID 274				Filed
23.2	Consent of Mayer Hoffman McCann P.C., PCAOB FIRM ID 199				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments).				Filed

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

Item 16. Form 10-K Summary

The Company has elected not to provide this optional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

March 17, 2022	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	March 17, 2022
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 17, 2022
Wallace D. Ruiz

/s/ G. Kent Burnett	Director	March 17, 2022
G. Kent Burnett

/s/ Gordon J. Cameron	Director	March 17, 2022
Gordon J. Cameron

/s/ Charles D. Morgan	Director	March 17, 2022
Charles D. Morgan

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Inuvo, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized software development costs

As described in Note 2 to financial statements, the Company capitalizes certain labor costs related to internally developed software. Management determines the amount of internal software costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. The gross balance of capitalized software development costs was $12.9 million as of December 31, 2021. Related accumulated amortization and the net carrying amount of capitalized software was approximately $11.5 million and $1.4 million, respectively, as of December 31, 2021.

We identified the estimate of time and related costs eligible for capitalization as capitalized software development costs as a critical audit matter due the significant judgment by management when determining the amount of time to capitalize for projects. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of capitalized costs and management’s judgment related to the amount of time incurred by developers on projects in the application stage.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included gaining an understanding of the controls relating to capitalized software development costs, testing management’s process for determining the time and related costs eligible for capitalization in the current year, evaluating whether the time and related costs were eligible for capitalization, testing the completeness and accuracy of underlying data used in management’s estimate of eligible time and related costs, and evaluating the reasonableness of significant assumptions used by management in estimating eligible time and related costs. Evaluating management’s assumptions related to eligible software development time for capitalization involved performing inquiries with management and with a sample of individual software developers regarding the nature, timing and extent of time worked on development activities.

/s/ EisnerAmper, LLP

We have served as the Company’s auditor since 2021.

March 17, 2022
Iselin, NJ

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Inuvo, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We have served as the Company’s auditors since 2009.

/s/ Mayer Hoffman McCann P.C.

February 11, 2021
Clearwater, Florida

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2021	2020
Assets
Current assets
Cash and cash equivalents	$10,475,964	$7,890,665
Marketable securities - short term	1,927,979	—
Accounts receivable, net of allowance for doubtful accounts of $202,904 and $209,667, respectively	9,265,813	6,227,610
Prepaid expenses and other current assets	1,408,186	413,435
Total current assets	$23,077,942	$14,531,710

Property and equipment, net	1,506,766	1,187,061
Other assets
Right of use assets - operating lease	641,306	606,573
Right of use assets - finance lease	201,902	395,910
Referral and support services agreement advance	1,100,000	—
Marketable securities - long term	859,512	—
Intangible assets, net of accumulated amortization	6,720,585	8,586,089
Goodwill	9,853,342	9,853,342
Other assets	35,720	20,886
Total other assets	$19,412,366	$19,462,800
Total assets	$43,997,074	$35,181,571

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,844,716	$4,048,260
Accrued expenses and other current liabilities	5,374,391	4,216,448
Lease liability - operating lease	340,478	217,671
Lease liability - finance lease	102,954	246,793
Total current liabilities	$10,662,539	$8,729,172

Long-term liabilities
Deferred tax liability	$107,000	$107,000
Lease liability - operating lease	300,827	388,902
Lease liability - finance lease	105,411	93,426
Other long-term liabilities	13,302	573,957
Total long-term liabilities	$526,540	$1,163,285

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000 and 100,000,000, respectively; issued and outstanding shares 118,747,447 and 98,035,829 respectively;	118,748	98,036
Additional paid-in capital	176,586,529	161,541,448
Accumulated other comprehensive income	53,737	—
Accumulated deficit	(143,951,019)	(136,350,370)
Total stockholders' equity	$32,807,995	$25,289,114
Total liabilities and stockholders' equity	$43,997,074	$35,181,571

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31,

	2021	2020
Net revenue	$59,830,688	$44,640,007
Cost of revenue	15,925,837	8,296,483
Gross profit	43,904,851	36,343,524
Operating expenses:
Marketing costs	33,096,000	27,410,284
Compensation	11,381,279	9,350,831
Selling, general and administrative	7,198,213	7,630,990
Total operating expenses	51,675,492	44,392,105
Operating loss	(7,770,641)	(8,048,581)
Interest expense, net	(86,983)	(253,505)
Other income, net	$256,975	$997,517
Net loss	$(7,600,649)	$(7,304,569)
Other comprehensive income
Unrealized gain on marketable securities	53,737	—
Comprehensive loss	$(7,546,912)	$(7,304,569)

Per common share data:
Basic and diluted
Net loss	$(0.06)	$(0.09)

Weighted average shares:
Basic	117,613,845	77,473,479
Diluted	117,613,845	77,473,479

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Stock
Balances as of December 31, 2019	51,846,011	$52,223	$144,843,687	$(129,045,801)	$(1,396,559)	—	$14,453,550
Net loss	—	—	—	(7,304,569)	—	—	(7,304,569)
Stock-based compensation	—	—	858,683	—	—	—	858,683
Cancellation of treasury stock	—	(376)	(1,396,183)	—	1,396,559	—	—
Stock issued for vested restricted stock awards	1,020,882	1,020	(1,020)	—	—	—	—
Sale of common stock, net of issuance cost	42,168,936	42,169	16,390,021	—	—	—	16,432,190
Shares withheld for taxes on vested restricted stock	—	—	(74,550)	—	—	—	(74,550)
Convertible Note Conversion	3,000,000	3,000	920,810	—		—	923,810
Balances as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	$—	$—	$25,289,114
Net loss	—	—	—	(7,600,649)	—	—	(7,600,649)
Unrealized gain on debt securities	—	—	—	—	—	53,737	53,737
Stock-based compensation	—	—	2,179,254	—	—	—	2,179,254
Stock issued for vested restricted stock awards	1,696,467	1,696	(1,696)	—	—	—	—
Shares withheld for taxes on vested restricted stock	—	—	(272,049)	—	—	—	(272,049)
Proceeds from exercise of options	—	—	1,569	—	—	—	1,569
Sale of common stock, net of issuance cost	19,015,151	19,016	13,118,484	—	—	—	13,137,500
Stock warrants issued for referral agreement	—	—	19,519	—	—	—	19,519
Balances as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	$—	$53,737	$32,807,995

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021 and 2020

	2021	2020
Operating activities:
Net loss	$(7,600,649)	$(7,304,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,143,168	3,237,930
Amortization of Right of Use Assets	322,746	367,981
Stock based compensation	2,179,254	858,683
Loss on marketable securities	266,762	—
Amortization of financing fees	12,500	11,092
Provision for doubtful accounts	7,487	135,000
Third party rights agreement termination	(420,000)	—
Derecognition of contingencies	(110,000)	—
PPP loan forgiveness	—	(1,109,000)
Contract cancellation	—	(1,260,978)
Loss on extinguishment of convertible debt	—	65,700
Mark to market fair value of derivative	—	102,664
Amortization of OID interest expense	—	13,167
Amortization of debt discount	—	18,286
Third party rights agreement	—	(78,762)
Change in operating assets and liabilities:
Accounts receivable	(3,045,690)	1,167,175
Referral and support services agreement advance	(1,100,000)	—
Prepaid expenses, unbilled revenue and other assets	(992,978)	(175,702)
Accounts payable	796,456	(2,271,578)
Accrued expenses and other liabilities	1,264,687	623,576
Net cash used in operating activities	(5,276,257)	(5,599,335)
Investing activities:
Purchases of equipment and capitalized development costs	(1,597,369)	(1,185,335)
Purchase of marketable securities	(3,143,000)	—
Proceeds from the sale of marketable securities	142,484	—
Net cash used in investing activities	(4,597,885)	(1,185,335)
Financing activities:
Proceeds from sale of common stock, net of expenses	13,137,500	16,432,190
Proceeds from PPP and SBA loans	—	1,258,900
Proceeds from ValidClick licensing agreement	—	500,000
SBA loan repayment	(149,900)	—
Payments net of proceeds on revolving line of credit	—	(3,381,364)
Payments on finance/capital leases	(257,679)	(432,830)
Net taxes paid on RSU grants exercised	(272,049)	(74,550)
Proceeds from exercise of options	1,569	—
Net cash provided by financing activities	12,459,441	14,302,346

Net change – cash	2,585,299	7,517,676
Cash, beginning of year	7,890,665	372,989
Cash, end of year	$10,475,964	$7,890,665

Supplemental information:
Interest paid	$55,476	$207,213
Non-cash investing and financing activities:
Conversion of Debt and derecognition of derivative and discounts to common stock	$—	$923,810
Assets purchased under finance lease obligations	$125,825	$547,303
Assets purchased under operating lease obligations	$344,311	$249,595

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product or service across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their customers and prospects in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world- renowned names across industries.

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

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of propriety websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies.

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

Liquidity

As of December 31, 2021, we have approximately $13.3 million in cash, cash equivalents and marketable securities. Our net working capital was $12.4 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through December 31, 2021, our accumulated deficit was $144.0 million.

Our principal sources of liquidity are the sale of our common stock and our credit facility with Hitachi described in Note 7 to our Consolidated Financial Statements. During March 2020 and April 2020, we raised approximately $1.5 million in gross proceeds, before expenses, through sales of our common stock and in April 2020 we received a $1.1 million PPP Loan. On June
8, 2020, we raised an additional $5.5 million in gross proceeds, before expenses, through the sale of our common stock and on
July 27, 2020, we raised an additional $10.75 million in gross proceeds, before expenses, through sales of our common stock.
On January 19, 2021, we raised an additional $8 million in gross proceeds, before expenses, through the sale of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds, before expenses, through sales of our common stock.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At December 31, 2021, our funds with the investment management company were approximately $8 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

We have focused our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations.
However, there is no assurance that we will be able to achieve this objective.

We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

COVID-19

In April 2020, the Company experienced a significant reduction in advertiser marketing budgets across both the ValidClick and
IntentKey platforms as a direct consequence of COVID-19. These reductions adversely impacted our overall revenue throughout 2020. As a result, in May 2020 and June 2020 we implemented a temporary compensation change for senior officers and employees. Certain employees with salaries in excess of $100,000 per year had forgone a percentage of the cash portion of their salary and instead received an equivalent restricted stock grant. We curtailed expenses, including compensation and travel and issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. Though we continue to monitor the pandemic and related government guidelines and regulations, we have returned to a hybrid working model where employees are working partially from the office and partially from home.

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

Investments - We have classified debt securities as available for sale securities with unrealized gains and losses recorded as other comprehensive income. Equity securities are marked to market with changes recorded as other income on the income statement. Any interest income or dividends are recorded as interest income on the income statement.

Revenue recognition - Both of our platforms generate revenue from ad placements and clicks on advertisements on websites, some of which we own. We recognize revenue from ad placements and clicks in the period in which they occur. We also recognize revenue from serving impressions when we complete all or a part of an order from an advertiser. The revenue is recognized in the period that the impression is served. The Company subsequently settles these transactions with it business partners at which time adjustments for invalid traffic may impact the amount collected. Payments to publishers who display advertisements on our behalf and payments to ad exchanges are recognized as cost of revenue.

The below table shows the revenue and the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Years Ended December 31,
	2021		2020
ValidClick Platform	$41,648,730	69.6%	$34,233,638	76.7%
IntentKey Platform	18,181,958	30.4%	10,406,369	23.3%
Total	$59,830,688	100.0%	$44,640,007	100.0%

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

Marketing costs - Marketing costs are predominately traffic acquisition costs and include those expenses required to attract an audience to our owned and operated applications and websites. We expense these costs as incurred and present them as a separate line item in operating expenses in the consolidated statements of operations.

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,277,664 and $1,372,426, respectively, for the years ended December 31, 2021 and 2020.

Capitalized Software Costs - We capitalize certain labor costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally two years. We do not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40 Internal-Use Software, are expensed as incurred.

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We perform an impairment test annually as of December 31, 2021. As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount.

We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

We determined there was no impairment of goodwill during 2021 and 2020.

See Note 6, Intangible Assets and Goodwill, for more information.

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

We recorded no impairment of intangible assets during 2021 or 2020.

See Note 6, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation for a significant portion of the net deferred tax assets as of December 31, 2021 and 2020.

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

We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2021 and 2020

Impairment of long-lived assets - In accordance with ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount to future undiscounted cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value.

Stock-based compensation - We recognize stock compensation based on the recognition provisions ASC 718, Compensation – Stock Compensation, which establishes accounting for stock-based awards exchanged for employee and non-employee services and requires companies to expense the estimated grant date fair value of stock awards over the requisite employee service period.

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

As of December 31, 2021, there were 41 employees in Arkansas, two employees under the required 43. As such, we recorded a contingent liability $10,000.

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

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2021 and 2020 and therefore, shares associated with stock options, restricted stock and convertible debt are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

Operating segments - In accordance with ASC 280 - Segment reporting, segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, our chief executive officer, reviews financial information presented on a consolidated basis and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by the our chief executive officer, we operate as one reportable segment.

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

Customer concentrations - At December 31, 2021, we had three individual customers with revenue concentration greater than 10% of the our total revenue. These customers combined accounted for 62.9% of our total revenue as of December 31, 2021.

In 2020, we had two individual customers with revenue concentration greater than 10% of our total revenue. These customers combined accounted for 60.5% of our revenue for the year ended and December 31, 2020.

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

Note 3 – Fair Value Measurements

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term nature of these items.

In accordance with accounting principles generally accepted in the United States, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy prioritizes the inputs used to measure fair value as follows:

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table summarizes our cash equivalents and marketable securities measured at fair value. Certain marketable securities consist of investments in debt and equity securities. Debt securities are classified as available for sale securities. We classify our cash equivalents and marketable securities within Level 1 because we use quoted market prices models utilizing market observable inputs to determine their fair value.

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type as of December 31, 2021 were as follows:

	Cost	Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Cash	$5,253,205	$—	$5,253,205
Cash equivalents	5,222,759	—	5,222,759
Total cash and cash equivalents	$10,475,964	$—	$10,475,964

Marketable securities
Debt securities	$905,470	$53,737	$959,207
Equity securities	2,100,305	(272,021)	1,828,284
Total marketable securities			2,787,491
Total cash and cash equivalents and marketable securities			$13,263,455

The gross unrealized losses and realized gains on our marketable securities were approximately $272 thousand and $5 thousand, respectively, for the twelve months ended December 31, 2021.

Note 4 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2021 and 2020:

	2021	2020
Balance at the beginning of the year	$209,667	$225,000
Provision for bad debts	7,487	135,000
Charge-offs	(16,154)	(150,333)
Recoveries	1,904	—
Balance at the end of the year	$202,904	$209,667

Note 5– Property and Equipment

The net carrying value of property and equipment at December 31, 2021 and 2020 was as follows:

	2021	2020
Furniture and fixtures	$293,152	$293,152
Equipment	1,164,671	1,052,199
Capitalized labor	12,914,820	11,475,683
Leasehold improvements	458,885	421,016
Subtotal	14,831,528	13,242,050
Less: accumulated depreciation and amortization	(13,324,762)	(12,054,989)
Total	$1,506,766	$1,187,061

Depreciation expense was $1,277,664 and $1,372,426, respectively, for the years ended December 31, 2021 and 2020.

Note 6 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2021:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2021 Amortization

Customer list, Google	20 years	$8,820,000	$(4,336,500)	$4,483,500	$441,000
Technology	5 years	3,600,000	(3,540,000)	60,000	720,000
Customer list, ReTargeter	5 years	1,931,250	(933,438)	997,812	386,250
Customer list, all other	10 years	1,610,000	(1,583,206)	26,794	161,004
Brand name, ReTargeter	5 years	643,750	(311,146)	332,604	128,750
Customer relationships	20 years	570,000	(140,125)	429,875	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(10,844,415)	$6,720,585	$1,865,504

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2020:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2020 Amortization
Customer list, Google	20 years	$8,820,000	$(3,895,500)	$4,924,500	$441,000
Technology	5 years	3,600,000	(2,820,000)	780,000	720,000
Customer list, ReTargeter	5 years	1,931,250	(547,188)	1,384,062	386,250
Customer list, all other	10 years	1,610,000	(1,422,202)	187,798	161,004
Brand name, ReTargeter	5 years	643,750	(182,396)	461,354	128,750
Customer relationships	20 years	570,000	(111,625)	458,375	28,500
Tradenames, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(8,978,911)	$8,586,089	$1,865,504

Goodwill, total		$9,853,342	$—	$9,853,342	$—
___________

(1)The trade names related to our web properties have an indefinite life, and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2022	$1,071,294
2023	984,500
2024	769,917
2025	469,500
2026	469,500
Thereafter	2,565,875
Total	$6,330,586

Note 7 - Bank Debt

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable or 50% of the amount available to borrow under (i), up to the maximum credit commitment. The interest rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we exit our relationship with Hitachi before March 1, 2022, we are obligated to pay Hitachi an exit fee of $50,000. On March 12, 2020, we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy existing debt obligations and the balance was used for working capital. At December 31, 2021 and 2020, there were no outstanding balances due under the Loan and Security Agreement.

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

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2021 and 2020:

	2021	2020
Accrued marketing costs	$4,267,980	$3,234,192
Accrued expenses and other	956,998	440,578
Accrued commissions and payroll	121,533	423,373
Arkansas grant contingency	10,000	60,000
Accrued taxes, current portion	17,880	8,305
Accrued sales allowance	—	50,000
Total	$5,374,391	$4,216,448

Note 10 – Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31, 2021 and 2020:

	2021	2020
Deferred rent	13,302	4,057
Deferred revenue	—	420,000
SBA loan	—	149,900
Total	$13,302	$573,957

In April 2020, we obtained the $1.1 million PPP Loan which we used primarily for payroll costs. The PPP Loan was fully forgiven by the SBA on November 2, 2020. On May 15, 2020, we received a COVID-19 Economic Injury Disaster Loan ("EIDL") from the SBA for $149,900. We repaid the EIDL in full on January 28, 2021.

Note 11 - Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million and was recorded as an asset to be amortized as marketing expenses over five years. As of December 31, 2021, $100,000 has been amortized. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vest over two years upon achieving certain performance metrics (see Note 14 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity.

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

Note 12 - Income Taxes

The provision for income taxes consists of the following at December 31, 2021 and 2020:

	2021	2020
Current tax provision	$—	$—
Deferred tax benefit	—	—
Total tax benefit	$—	$—

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2021	2020
Federal statutory rate	21%	21%
State income tax rate, net of federal benefit	2%	—%
Permanent differences	2%	3%
Change in valuation allowance	(25%)	(25%)
	—%	—%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

When required, we record a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. We have no uncertain tax positions that require the us to record a liability. Our federal income tax returns are subject to examination by the IRS, generally for three years after they are filed.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for a significant portion of the net deferred tax assets that may not be realized as of December 31, 2021 and 2020.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Net operating loss carry forward	$33,727,960	$36,484,500
Intangible assets	585,500	447,700
Accrued expense	239,800	211,600
Deferred rent	3,800	18,000
Allowance for doubtful accounts	56,900	58,800
Stock compensation expense	610,900	—
Other	351,500	472,500
Subtotal	35,576,360	37,693,100
Less valuation allowance	(33,988,760)	(35,848,400)
Total	1,587,600	1,844,700
Deferred tax liabilities:
Intangible assets and property and equipment	1,373,300	1,449,900
Other	321,300	501,800
Total	1,694,600	1,951,700
Total deferred tax liabilities	$(107,000)	$(107,000)

The net operating losses amounted to approximately $99,454,160 and expire beginning 2022 through 2037. Included in the federal net operating loss carryforwards are $23.1 million generated from 2018 to 2021 that will not expire and are limited to offset 80% of our taxable income for years beginning after December 31, 2020.

As of December 31, 2021, the Company has a net deferred tax liability of $107,000, due to having goodwill that is amortized for tax purposes but not for financial reporting.

The deferred tax liability relating to goodwill can only be offset up to 80% by NOLs generated in tax years ending December 31, 2018 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2021 will be recorded.

Under the provisions of the Internal Revenue Code, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the

Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company remains open to examination by the Internal Revenue Service for the years ending December 31, 2018 through 2021. Carryforward attributes generated in all years since inception remain subject to adjustment. Our state income tax returns are open to audit under the statute of limitations for the same periods.

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

On January 4, 2021, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP plan was increased by 150,000 shares.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $2,179,254 and $858,683 for the years ended December 31, 2021 and 2020, respectively. Total compensation cost not yet recognized at December 31, 2021 was $3,595,258 to be recognized over a weighted-average recognition period of one year.

The following table summarizes the stock grants outstanding under our 2010 Employee Compensation Plan ("2010 ECP") and 2017 ECP plans as of December 31, 2021:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
2017 ECP	—	3,960,001	2,734,138	2,705,861	9,400,000
2010 ECP (*)	1,500	—	5,011,511	—	5,013,011
Total	1,500	3,960,001	7,745,649	2,705,861	14,413,011
(*) 2010 ECP Expired April 2020

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.  The fair value of stock options is determined using the Black-Scholes-Merton valuation model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  The forfeiture rate, which is estimated at a weighted average of 0% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. At December 31, 2021, the 2010 ECP plan had 1,500 outstanding options and all were exercisable with an aggregate intrinsic value of $0, a weighted average exercise price of $0.56 and a weighted average remaining contractual term of less than a year.

The following table summarizes our stock option activity under the 2010 ECP plan during 2021:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	9,500	$0.56
Stock options exercised	4,750	$0.56
Stock options canceled	3,250	$0.56
Outstanding, end of year	1,500	$0.56
Exercisable, end of year	1,500	$0.56

No options were granted during 2021 or 2020.

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

The following table summarizes our restricted stock unit activity for 2021:

	Restricted Stock Unit	Weighted Average Fair Value
Outstanding, beginning of year	1,930,526	$0.28
Granted	4,610,000	$1.36
Vested	(2,171,331)	$0.47
Forfeited	(409,194)	$1.23
Outstanding, end of year	3,960,001	$1.33

Note 14 – Stockholders Equity

Common Stock

On March 20, 2020, we sold an aggregate of 3,931,428 shares of our common stock to the five members of our Board of
Directors in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the
Securities Act of 1933, as amended. We received proceeds of $688,000 in this offering. On March 27, 2020, we closed on the first tranche of a registered direct offering in which we sold 3,115,001 shares of our common stock for gross proceeds of
$545,125. On April 2, 2020, we closed on a second tranche of the registered direct offering in which we sold 1,400,285 shares of our common stock for gross proceeds of $245,050. On June 8, 2020, we raised $5.5 million in gross proceeds, before expenses, through the sale of our common stock and on July 27, 2020, we raised $10.75 million in gross proceeds, before expenses, through sales of our common stock. On January 19, 2021, we raised $8 million in gross proceeds, before expenses, through the sale of our common stock, and on January 22, 2021, we raised $6.25 million in gross proceeds, before expenses, through sales of our common stock.

In 2020, our convertible promissory notes were converted into $3 million of common stock. See Note 8 - Convertible Promissory Note for details.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 11 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed on a ratable basis over the vesting period of each tranche. For the twelve months ended December 31, 2021, we recognized approximately $20 thousand in expense and $130 thousand is unrealized.

Earnings per Share

During the 2021 and 2020, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Treasury Stock

On July 14, 2020, our Board of Directors authorized the cancellation of the 376,527 shares of treasury stock.

Note 15 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee's contributions to the plan up to the first four of the employee's annual salary. The matching contribution for the years ended 2021 and 2020 was $260,540 and $186,483, respectively.

Note 16 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two years to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are also listed as separate line items on our consolidated balance sheets. As of December 31, 2021 and December 31, 2020, total operating and financed right-of-use assets were $641,306 and $201,902, and $606,573 and $395,910, respectively.

For the years-ended December 31, 2021 and 2020, we recorded $322,747 and $367,981 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities for are as follows:

December 31, 2021
Cash paid for operating lease liabilities	$532,585
Weighted-average remaining lease term	2.45 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2021
2022	$114,865
2023	84,127
2024	31,021
230,013
Less imputed interest	(21,648)
Total lease liabilities	$208,365

Information related to our financed lease liabilities are as follows:

December 31, 2021
Cash paid for finance lease liabilities	$248,035
Weighted-average remaining lease term	2.3 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2021
2022	$380,482
2023	297,921
2024	13,128
2025	2,143
2026	1,072
694,746
Less imputed interest	(53,441)
Total lease liabilities	$641,305

Note 17 – Related Party Transactions

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