Form 10-Q
period 2022-03-31
Inuvo, Inc.
filed 2022-05-12
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	May 6, 2022
Common Stock	119,804,962

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission ("SEC") on March 17, 2022 and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “first quarter 2022” means for the three months ended March 31, 2022, “first quarter 2021” means for the three months ended March 31, 2021, “2021” means the fiscal year ended December 31, 2021 and “2022” means the fiscal year ending December 31, 2022. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$5,743,149	$10,475,964
Marketable securities - short term	2,478,628	1,927,979
Accounts receivable, net of allowance for doubtful accounts of $121,151 and $202,904, respectively.	10,049,987	9,265,813
Prepaid expenses and other current assets	2,257,404	1,408,186
Total current assets	20,529,168	23,077,942

Property and equipment, net	1,616,607	1,506,766
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	6,387,666	6,720,585
Referral and support services agreement advance	1,025,000	1,100,000
Marketable securities - long term	762,311	859,512
Right of use assets - operating lease	569,407	641,306
Right of use assets - finance lease	177,643	201,902
Other assets	35,720	35,719
Total other assets	18,811,089	19,412,366

Total assets	$40,956,864	$43,997,074

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,516,798	$4,844,716
Accrued expenses and other current liabilities	4,389,777	5,374,391
Lease liability - operating lease	349,103	340,478
Lease liability - finance lease	106,130	102,954
Total current liabilities	9,361,808	10,662,539

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	220,305	300,827
Lease liability - finance lease	77,828	105,411
Other long-term liabilities	14,226	13,302
Total long-term liabilities	419,359	526,540

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 119,807,202 and 118,747,447, respectively.	119,808	118,748
Additional paid-in capital	177,140,590	176,586,529
Accumulated other comprehensive income	(44,419)	53,737
Accumulated deficit	(146,040,282)	(143,951,019)
Total stockholders' equity	31,175,697	32,807,995
Total liabilities and stockholders' equity	$40,956,864	$43,997,074
            See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net revenue	$18,609,367	$10,617,809
Cost of revenue	8,661,506	1,444,059
Gross profit	9,947,861	9,173,750
Operating expenses
Marketing costs	7,169,449	7,305,784
Compensation	3,157,706	2,737,867
General and administrative	1,726,672	1,724,978
Total operating expenses	12,053,827	11,768,629
Operating loss	(2,105,966)	(2,594,879)
Interest expense, net	(999)	(22,389)
Other income, net	17,702	470,000
Net loss	(2,089,263)	(2,147,268)
Other comprehensive income
Unrealized loss on marketable securities	(98,156)	—
Comprehensive loss	$(2,187,419)	$(2,147,268)

Per common share data
Basic and diluted:
Net loss	$(0.02)	$(0.02)

Weighted average shares
Basic	119,282,114	114,430,201
Diluted	119,282,114	114,430,201

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(2,089,263)	$(2,147,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	689,712	771,904
Depreciation-Right of Use Assets	24,259	80,117
Stock based compensation	671,158	394,870
Stock warrant expense	12,483	—
Gain on marketable securities	(17,702)	—
Amortization of financing fees	2,500	1,250
Recovery of doubtful accounts	(81,753)	(18,000)
Derecognition of contingency and grant	(10,000)	(110,000)
Third party rights agreement termination	—	(420,000)
Change in operating assets and liabilities:
Accounts receivable	(702,421)	496,349
Prepaid expenses, unbilled revenue and other current assets	(849,218)	(136,586)
Referral and support services agreement advance	75,000	—
Accrued expenses and other liabilities	(977,599)	(97,455)
Accounts payable	(327,918)	(1,257,828)
Net cash used in operating activities	(3,580,762)	(2,442,647)
Investing activities:
Purchases of equipment and capitalized development costs	(466,634)	(411,400)
Purchase of marketable securities	(1,081,080)	—
Proceeds from the sale of marketable securities	548,589	—
Net cash used in investing activities	(999,125)	(411,400)
Financing activities:
Proceeds from sale of common stock, net	—	13,137,500
Proceeds from ValidClick licensing agreement	—	(149,900)
Payments on finance lease obligations	(24,407)	(59,219)
Proceeds from exercise of options	—	1,569
Net taxes paid on restricted stock unit grants exercised	(128,521)	(161,244)
Net cash (used in)/provided by financing activities	(152,928)	12,768,706
Net change – cash	(4,732,815)	9,914,659
Cash and cash equivalent, beginning of year	10,475,964	7,890,665
Cash and cash equivalent, end of period	$5,743,149	$17,805,324
Supplemental information:
Interest paid	$7,782	$21,656
Non cash investing and financing activities:
Assets purchased under operating lease obligations	$—	$303,031

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Three Months Ended March 31,

2022
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stock
Balance as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	$53,737	$32,807,995
Net loss				(2,089,263)		(2,089,263)
Unrealized loss on debt securities					(98,156)	(98,156)
Stock-based compensation			671,158			671,158
Stock issued for vested restricted stock awards	1,059,755	1,060	(1,060)			—
Shares withheld for taxes on vested restricted stock			(128,520)			(128,520)
Stock warrants issued for referral agreement			12,483			12,483
Balance as of March 31, 2022	119,807,202	$119,808	$177,140,590	$(146,040,282)	$(44,419)	$31,175,697

2021
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Stock
Balance as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	$25,289,114
Net loss				(2,147,268)	(2,147,268)
Stock-based compensation			394,870		394,870
Stock issued for vested restricted stock awards	1,467,465	1,467	(1,467)		—
Shares withheld for taxes on vested restricted stock			(161,244)		(161,244)
Proceeds from exercise of options			1,569		1,569
Sale of common stock, net	19,015,151	19,016	13,118,484		13,137,500
Balance as of March 31, 2021	118,518,445	$118,519	$174,893,660	$(138,497,638)	$36,514,541

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

Liquidity
As of March 31, 2022, we have approximately $9 million in cash, cash equivalents and marketable securities. Our net working capital was $11.2 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through March 31, 2022, our accumulated deficit was $146.0 million.

Our principal sources of liquidity are the sale of our common stock and our credit facility with Hitachi described in Note 6 to our Consolidated Financial Statements. On January 19, 2021, we raised $8.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 13,333,334 shares of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 5,681,817 shares of our common stock. On January 7, 2021, we filed Articles of Amendment to our Articles of Incorporation in the State of Nevada increasing the number of authorized shares of our common stock from 100,000,000 to 150,000,000. On August 19, 2021, we filed Articles of Amendment to our Articles of Incorporation in the State of Nevada increasing the number of authorized shares of our common stock from 150,000,000 to 200,000,000.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At March 31, 2022, our funds with the investment management company were approximately $6 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021 and through March 31, 2022, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Customer concentration

For the three month period ending March 31, 2022, our four largest customers by revenue accounted for 67.0% of our overall revenue at 22%, 18.2%, 14.5%, and 12.3%, respectively. Those same four customers accounted for 64.1% of our gross accounts receivable balance as of March 31, 2022. As of December 31, 2021, the same customers accounted for 45.6% of our gross accounts receivable balance.

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

COVID-19

In April 2020, we experienced a significant reduction in advertiser marketing budgets across both the ValidClick and IntentKey platforms as a direct consequence of COVID-19. These reductions adversely impacted our overall revenue throughout 2020. In April 2020, we obtained the $1.1 million PPP Loan which we used primarily for payroll costs. The PPP Loan was fully forgiven by the SBA on November 2, 2020. Beginning mid-June 2020, we began to experience an improvement in overall daily revenue. Due to the unprecedented sustainability of COVID-19 on our business, we were unable to predict with any certainty how our clients would adapt their business strategies within the context of COVID-19 and therefore how our revenue run rate would change as a result. We, therefore, focused our resources on areas we believed could have more immediate revenue potential, attempting to reduce expenses and raising additional capital so as to mitigate operating disruptions while the impact of COVID-19 abates. Since the start of 2021 with the roll out of vaccinations, we have seen an increase in our client’s willingness to spend on advertising and thereby an improvement in our revenue run rates. Though we continue to monitor the pandemic and related government guidelines and regulations, we have returned to a hybrid working model where employees are working partially from the office and partially from home.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2021, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022.

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to capitalized labor, goodwill and purchased intangible asset valuations and income tax valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Revenue Recognition

Both of our platforms generate revenue from ad placements and clicks on advertisements on websites, some of which we own. We recognize revenue from ad placements and clicks in the period in which they occur. We also recognize revenue from serving impressions when we complete all or a part of an order from an advertiser. The revenue is recognized in the period that the impression is served. We subsequently settle these transactions with it our business partners at which time adjustments for invalid traffic may impact the amount collected. Payments to publishers who display advertisements on our behalf and payments to ad exchanges are recognized as cost of revenue.

The below table is the proportion of revenue that is generated through advertisements on our ValidClick and IntentKey platforms:

	For the Three Months Ended March 31,
	2022		2021
ValidClick Platform	$10,496,983	56.4%	$8,484,813	79.9%
IntentKey Platform	8,112,384	43.6%	2,132,996	20.1%
Total	$18,609,367	100.0%	$10,617,809	100.0%

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities.

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

The following table summarizes our cash equivalents and marketable securities measured at fair value. Certain marketable securities consist of investments in debt and equity securities. Debt securities are classified as available for sale securities. We classify our cash equivalents and marketable securities within Level 1 because we use observable inputs that reflect quoted market prices for identical assets in active markets to determine their fair value. We have classified debt securities as available for sale securities with unrealized gains and losses recorded as other comprehensive income. Equity securities are marked to market with changes recorded as other income on the income statement. Any interest income or dividends are recorded as interest income on the income statement.

The investments were purchased in April 2021 and therefore, no comparable first quarter 2021 change in fair value was available. The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type as of March 31, 2022 were as follows:

	Cost	Unrealized Gain (Loss)	Fair Value

Marketable securities
Debt securities	$908,059	$(44,419)	$863,640
Equity securities	2,645,869	(268,570)	2,377,299
Total marketable securities			3,240,939

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$293,152	$293,152
Equipment	1,188,802	1,164,671
Capitalized internal use and purchased software	13,357,323	12,914,820
Leasehold improvements	458,885	458,885
Subtotal	15,298,162	14,831,528
Less: accumulated depreciation and amortization	(13,681,555)	(13,324,762)
Total	$1,616,607	$1,506,766

During the three months ended March 31, 2022 and March 31, 2021, depreciation expense was $356,793 and $305,528, respectively.

Note 5 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of March 31, 2022:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,446,750)	$4,373,250	$110,250
Technology	5 years	3,600,000	(3,600,000)	$—	60,000
Customer list, ReTargeter	5 years	1,931,250	(1,030,000)	$901,250	96,562
Customer list, all other	10 years	1,610,000	(1,610,000)	$—	26,794
Brand name, ReTargeter	5 years	643,750	(343,333)	$300,417	32,188
Customer relationships	20 years	570,000	(147,251)	$422,749	7,125
Trade names, web properties (1)	-	390,000	—	$390,000	—
Intangible assets classified as long-term		$17,565,000	$(11,177,334)	$6,387,666	$332,919

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.
Amortization expense over the next five years and thereafter is as follows:

2022 (remainder of year)	$738,375
2023	984,500
2024	769,917
2025	469,500
2026	469,500
Thereafter	2,565,874
Total	$5,997,666

Note 6 – Bank Debt

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. The Loan and Security Agreement continues for an indefinite term. At March 31, 2022, there were no outstanding balances due under the Loan and Security Agreement.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2022	December 31, 2021
Accrued marketing costs (TAC)	$3,531,936	$4,267,980
Accrued expenses and other	534,148	956,998
Accrued payroll and commission liabilities	316,468	121,533
Accrued taxes, current portion	7,225	17,880
Arkansas grant contingency	—	10,000

Total	$4,389,777	$5,374,391

Note 8 – Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	March 31, 2022	December 31, 2021
Deferred rent	$14,226	$13,302
Total	$14,226	$13,302

Note 9 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded as a current asset and $1.2 million as other assets. The advance is being amortized as marketing expenses over five years. As of March 31, 2022, $175,000 has been amortized. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 12 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity.

Note 10 – Income Taxes

We have a deferred tax assets of $33,988,760. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $33,988,760 for the deferred tax assets that may not be realized as of March 31, 2022 and December 31, 2021. We also have deferred tax liabilities totaling $1,694,600 as of March 31, 2022, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

Note 11 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2022 and 2021 periods, we granted restricted stock units ("RSUs") from the 2017 Equity Compensation Plan, as amended (“2017 ECP”). RSU vesting periods are generally up to three years and/or achieving certain financial targets.

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP plan was increased by 150,000 shares.

Compensation Expense

For the three months ended March 31, 2022 and 2021, we recorded stock-based compensation expense for all equity incentive plans of $671,158 and $394,870, respectively. Total compensation cost not yet recognized at March 31, 2022 was $3,986,060, which will be recognized over a weighted-average recognition period of approximately two years.

The following table summarizes the stock grants outstanding under the 2017 ECP and the 2010 Equity Compensation Plan (“2010 ECP”) for the three months ended March 31, 2022:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
2017 ECP	—	5,290,007	4,094,132	165,861	9,550,000
2010 ECP (*)	1,500	—	5,011,511	—	5,013,011
Total	1,500	5,290,007	9,105,643	165,861	14,563,011
(*) Expired April 2020

The following table summarizes the activity of stock option awards under the 2010 ECP for the three months ended March 31, 2022:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,500	$0.56
Stock options exercised	—	$—
Stock options canceled	—	$—
Outstanding, end of period	1,500	0.56
Exercisable, end of period	1,500	0.56

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2022:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	3,960,001	$1.33
Granted	2,690,000	$0.39
Vested	1,359,994	$1.37
Outstanding, end of period	5,290,007	$0.85

Note 12 – Stockholders Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 9 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed on a ratable basis over the vesting period of each tranche. For the three months ended March 31, 2022, we recognized approximately $12 thousand in expense and $118 thousand in expense will be recognized over the remaining service period.

Earnings per Share

For the three months ended March 31, 2022 and 2021, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 13 – Leases
We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of March 31, 2022 and December 31, 2021, total operating and financed right-of-use assets were $569,407 and $177,643, and $641,306 and $201,902, respectively.
As of March 31, 2022 and 2021, we recorded $24,259 and $80,117, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for operating lease liabilities	$112,695
Weighted-average remaining lease term	3.5 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2022
2022 (remainder of the year)	287,795
2023	301,029
2024	16,236
2025	5,251
2026	1,590
611,901
Less imputed interest	(42,493)
Total lease liabilities	$569,408

Information related to our financed lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for finance lease liabilities	$29,863
Weighted-average remaining lease term	2.3 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2022
2022 (remainder of the year)	$85,002
2023	84,127
2024	31,220
200,349
Less imputed interest	(16,391)
Total lease liabilities	$183,958

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2021 appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 17, 2022. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to goodwill and purchased intangible asset valuations and valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Three Months Ended March 31,
	2022	2021	Change	% Change
Net Revenue	$18,609,367	$10,617,809	$7,991,558	75.3%
Cost of Revenue	8,661,506	1,444,059	7,217,447	499.8%
Gross Profit	$9,947,861	$9,173,750	$774,111	8.4%
Net Revenue
We experienced 75% higher year over year revenue for the three months ended March 31, 2022 as compared to the same period in 2021. Revenue from both platforms, ValidClick and IntentKey, exceeded the prior year. ValidClick YOY revenue was up by 24% and IntentKey YOY revenue by 280%. Both platforms acquired new customers within the year, benefiting from the agreement with a business development partner discussed in Note 9 to our Consolidated Financial Statements and because of the economic improvements associated with the COVID-19 pandemic recovery.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2022 was primarily generated by payments to advertising exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey platform and, to a lesser extent, payments to website publishers and app developers that host advertisements we serve through ValidClick. The components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of net revenue and as the ValidClick service has continued to expand its owned and operated publishing assets. The increase in the cost of revenue was due to the acquisition of new customers as mentioned in the Net Revenue section above.

Operating Expenses

	For the Three Months Ended March 31,
	2022	2021	Change	% Change
Marketing costs	$7,169,449	$7,305,784	$(136,335)	(1.9%)
Compensation	3,157,706	2,737,867	419,839	15.3%
General and administrative	1,726,672	1,724,978	1,694	0.1%
Operating expenses	$12,053,827	$11,768,629	$285,198	2.4%

Marketing costs consists mostly of traffic acquisition costs and includes those expenses required to attract an audience to the ValidClick platform. Marketing costs as of March 31, 2022 compared to the same period in 2021 decreased as the result of lower revenue from owned and operated operations.

Compensation expense was higher for the three months ended March 31, 2022 compared to the same time period in 2021 due primarily to higher salary expense, stock-based compensation expense and incentive expense. Our total employment, both full and part-time, was 83 at March 31, 2022 compared to 77 at March 31, 2021.

General and administrative costs for the three months ended March 31, 2022 compared to the same time period in 2021 remained relatively flat. These costs included professional fees, facilities expenses, IT costs, corporate expenses and depreciation and amortization costs.

Interest expense, net

Interest expense, net, for the three months ended March 31, 2022 was approximately $1 thousand, primarily due to finance lease obligations and the Hitachi Loan and Security Agreement of approximately $8 thousand; offset by interest income on marketable securities of approximately $7 thousand.

Interest expense, net, for the three months ended March 31, 2021 was approximately $22 thousand and primarily represents interest expense on finance lease obligations and the Hitachi Loan and Security Agreement.

Other income, net

Other income was approximately $18 thousand for the three months ended March 31, 2022 and was from the unrealized gain discussed in Note 3 to our Consolidated Financial Statements.

Other income, net, for the three months ended March 31, 2021 was $470 thousand and included the reversal of the deferred revenue from a contract cancellation and the reversal of the accrued sales reserve of $50 thousand.

Liquidity and Capital Resources

As of March 31, 2022, we have approximately $9 million in cash, cash equivalents and marketable securities. Our net working capital was $11.2 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through March 31, 2022, our accumulated deficit was $146.0 million.

Our principal sources of liquidity are the sale of our common stock and our credit facility with Hitachi described in Note 6 to our Consolidated Financial Statements. On January 19, 2021, we raised $8.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 13,333,334 shares of our common stock, and on January 22, 2021, we raised an additional $6.25 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 5,681,817 shares of our common stock. On January 7, 2021, we filed Articles of Amendment to our Articles of Incorporation in the State of Nevada increasing the number of authorized shares of our common stock from 100,000,000 to 150,000,000. On August 19, 2021, we filed Articles of Amendment to our Articles of Incorporation in the State of Nevada increasing the number of authorized shares of our common stock from 150,000 to 200,000.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At March 31, 2022, our funds with the investment management company were approximately $6 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021 and through March 31, 2022, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) ten days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Cash Flows

The table below sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,580,762)	$(2,442,647)
Net cash used in investing activities	$(999,125)	$(411,400)
Net cash (used in)/provided by financing activities	$(152,928)	$12,768,706

Cash Flows - Operating

Net cash used in operating activities was $3,580,762 during the three months ended March 31, 2022. We reported a net loss of $2,089,263, which included non-cash expenses of depreciation and amortization expense of $689,712, depreciation of right of use assets of $24,259 and stock-based compensation expense of $671,158. The change in operating assets and liabilities during the three months ended March 31, 2022 was a net use of cash of $2,782,156 primarily due to a decrease in the accrued expenses of $977,599 and accounts payable balance of $327,918, partially offset by an increase in the accounts receivable balance by $702,421 and prepaid expenses, unbilled revenue and other assets of $849,218. Our terms are such that we generally collect receivables prior to paying trade payables. Our media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable three-month period in 2021, cash used in operating activities was $2,442,647 from a net loss of $2,147,268, which included several non-cash expenses of depreciation and amortization expense of $771,904 and stock-based compensation expense of $394,870.

Cash Flows - Investing

Net cash used in investing activities was $999,125 and $411,400 for the three months ended March 31, 2022 and 2021, respectively. Cash used in investing activities in 2022 consisted primarily of the purchase of marketable securities and to a lesser extent, capitalized internal development costs. Cash used in investing activities in 2021 consisted of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $152,928 during the three months ended March 31, 2022.

Net cash provided by financing activities was $12,768,706 during the three months ended March 31, 2021 was primarily from proceeds from the sale of common stock.

Off Balance Sheet Arrangements

As of March 31, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2022, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS-UPDATE

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022 and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on four customers for a significant portion of our revenues. We are reliant upon four customer for most of our revenue. During the first quarter of 2022, they accounted for 22.0%, 18.2%, 14.5% and 12.3% of our revenues. During the same period in 2021, two customers made up 40.0% and 19.2%. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 12, 2022	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 12, 2022	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer