Form 10-Q
period 2022-06-30
Inuvo, Inc.
filed 2022-08-15
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 12, 2022
Common Stock	120,134,884

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “second quarter 2022” means for the three months ended June 30, 2022, “second quarter 2021” means for the three months ended June 30, 2021, “2021” means the fiscal year ended December 31, 2021 and “2022” means the fiscal year ending December 31, 2022. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$6,373,070	$10,475,964
Marketable securities - short term	2,044,601	1,927,979
Accounts receivable, net of allowance for doubtful accounts of $222,990 and $202,904, respectively.	13,094,811	9,265,813
Prepaid expenses and other current assets	1,074,366	1,408,186
Total current assets	22,586,848	23,077,942

Property and equipment, net	1,688,478	1,506,766
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	6,141,541	6,720,585
Referral and support services agreement advance	950,000	1,100,000
Marketable securities - long term	587,215	859,512
Right of use assets - operating lease	483,840	641,306
Right of use assets - finance lease	153,205	201,902
Other assets	35,720	35,719
Total other assets	18,204,863	19,412,366

Total assets	$42,480,189	$43,997,074

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,246,536	$4,844,716
Accrued expenses and other current liabilities	6,961,653	5,374,391
Lease liability - operating lease	355,969	340,478
Lease liability - finance lease	104,781	102,954
Total current liabilities	13,668,939	10,662,539

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	129,111	300,827
Lease liability - finance lease	53,847	105,411
Other long-term liabilities	14,937	13,302
Total long-term liabilities	304,895	526,540

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 119,873,869 and 118,747,447, respectively.	119,874	118,748
Additional paid-in capital	177,825,362	176,586,529
Accumulated other comprehensive (loss) income	(168,672)	53,737
Accumulated deficit	(149,270,209)	(143,951,019)
Total stockholders' equity	28,506,355	32,807,995
Total liabilities and stockholders' equity	$42,480,189	$43,997,074
            See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$22,651,305	$12,635,583	$41,260,672	$23,253,392
Cost of revenue	9,273,589	2,264,020	17,935,095	3,708,079
Gross profit	13,377,716	10,371,563	23,325,577	19,545,313
Operating expenses
Marketing costs	10,988,409	8,213,140	18,157,858	15,518,924
Compensation	3,215,890	2,880,217	6,373,596	5,618,084
General and administrative	2,011,237	1,676,890	3,737,909	3,401,868
Total operating expenses	16,215,536	12,770,247	28,269,363	24,538,876
Operating loss	(2,837,820)	(2,398,684)	(4,943,786)	(4,993,563)
Interest income (expense), net	3,070	(7,991)	2,071	(30,380)
Other income (expense), net	(395,177)	24,548	(377,475)	494,548
Net loss	(3,229,927)	(2,382,127)	(5,319,190)	(4,529,395)
Other comprehensive income
Unrealized loss on marketable securities	(124,253)	—	(222,409)	$—
Comprehensive loss	$(3,354,180)	$(2,382,127)	$(5,541,599)	$(4,529,395)

Per common share data
Basic and diluted:
Net loss	$(0.03)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares
Basic	119,827,944	116,497,035	118,788,819	116,497,035
Diluted	119,827,944	116,497,035	118,788,819	116,497,035

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(5,319,190)	$(4,529,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,308,776	1,552,386
Depreciation-Right of Use Assets	48,697	153,978
Stock based compensation	1,355,534	952,472
Stock warrant expense	12,945	—
Loss (gain) on marketable securities	377,475	(24,525)
Amortization of financing fees	2,500	5,000
Provision (recovery) of doubtful accounts	20,086	(69,667)
Derecognition of contingency and grant	(10,000)	(110,000)
Third party rights agreement termination	—	(420,000)
Change in operating assets and liabilities:
Accounts receivable	(3,849,084)	618,735
Prepaid expenses, unbilled revenue and other current assets	333,820	(100,888)
Referral and support services agreement advance	150,000	—
Accrued expenses and other liabilities	1,597,637	(2,002,231)
Accounts payable	1,401,820	2,421,700
Net cash used in operating activities	(2,568,984)	(1,552,435)
Investing activities:
Purchases of equipment and capitalized development costs	(911,443)	(788,670)
Purchase of marketable securities	(1,600,121)	(913,110)
Proceeds from the sale of marketable securities	1,155,912	—
Net cash used in investing activities	(1,355,652)	(1,701,780)
Financing activities:
Proceeds from sale of common stock, net	—	13,137,500
Proceeds from ValidClick licensing agreement	—	(149,900)
Payments on finance lease obligations	(49,737)	(117,363)
Proceeds from exercise of options	—	1,569
Net taxes paid on restricted stock unit grants exercised	(128,521)	(161,244)
Net cash (used in)/provided by financing activities	(178,258)	12,710,562
Net change – cash	(4,102,894)	9,456,347
Cash and cash equivalent, beginning of year	10,475,964	7,890,665
Cash and cash equivalent, end of period	$6,373,070	$17,347,012
Supplemental information:
Interest paid	$12,625	$32,972
Non cash investing and financing activities:
Assets purchased under finance lease obligations	$—	$10,724
Assets purchased under operating lease obligations	$—	$344,311

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Six Months Ended June 30,

2022
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stock
Balance as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	$53,737	$32,807,995
Net loss				(2,089,263)		(2,089,263)
Unrealized loss on debt securities					(98,156)	(98,156)
Stock-based compensation			671,158			671,158
Stock issued for vested restricted stock awards	1,059,755	1,060	(1,060)			—
Shares withheld for taxes on vested restricted stock			(128,520)			(128,520)
Stock warrants issued for referral agreement			12,483			12,483
Balance as of March 31, 2022	119,807,202	$119,808	$177,140,590	$(146,040,282)	$(44,419)	$31,175,697
Net loss				(3,229,927)		(3,229,927)
Unrealized loss on debt securities					(124,253)	(124,253)
Stock-based compensation			684,376			684,376
Stock issued for vested restricted stock awards	66,666	66	(66)			—
Stock warrants issued for referral agreement			462			462
Balance as of June 30, 2022	119,873,868	$119,874	$177,825,362	$(149,270,209)	$(168,672)	$28,506,355

2021
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Stock
Balance as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	$25,289,114
Net loss				(2,147,268)	(2,147,268)
Stock-based compensation			394,870		394,870
Stock issued for vested restricted stock awards	1,467,465	1,467	(1,467)		—
Shares withheld for taxes on vested restricted stock			(161,244)		(161,244)
Proceeds from exercise of options			1,569		1,569
Sale of common stock, net	19,015,151	19,016	13,118,484		13,137,500
Balance as of March 31, 2021	118,518,445	$118,519	$174,893,660	$(138,497,638)	$36,514,541
Net loss				(2,382,127)	(2,382,127)
Stock-based compensation			557,602		557,602
Balance as of June 30, 2021	118,518,445	$118,519	$175,451,262	$(140,879,765)	$34,690,016

Inuvo, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product, service or brand across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their audiences in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names across industries.

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

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of proprietary websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies. Further, Inuvo also provides Search and Social advertising services through a proprietary set of technologies branded as ValidClick.

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

Liquidity
As of June 30, 2022, we have approximately $8.4 million in cash, cash equivalents and marketable securities. Our net working capital was $8.9 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through June 30, 2022, our accumulated deficit was $149.3 million.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At June 30, 2022, our funds with the investment management company were approximately $5.4 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021 and through June 30, 2022, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement.

Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

We have focused our resources behind a plan to market our collective multi-channel advertising capabilities differentiated by our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

We believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months. We may need to fund operations over the longer term through private or public sales of securities, debt financings or partnering/licensing transactions. There can be no assurances that financing will be available on acceptable terms, if at all, in the future.

Customer concentration

For the three month period ending June 30, 2022, our three largest customers by revenue accounted for 68.3% of our overall revenue at 27.4%, 27.2% and 13.6%, respectively and for the six month period ending June 30, 2022, 62.1% of our overall revenue at 25.0%, 23.2% and 14.0%, respectively. Those same three customers accounted for 53.4% of our gross accounts receivable balance as of June 30, 2022. As of December 31, 2021, the same customers accounted for 41.7% of our gross accounts receivable balance.

COVID-19

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. We continue to monitor the pandemic and related government guidelines and regulations and their impact on our operations, financial condition and liquidity.

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

The below table is the proportion of revenue that is generated through advertisements on our ValidClick (Search and Social) and IntentKey (Programmatic) platforms:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
ValidClick Platform	$14,022,118	61.9%	$9,727,501	77.0%	$24,519,101	59.4%	$18,212,314	78.3%
IntentKey Platform	8,629,187	38.1%	2,908,082	23.0%	16,741,571	40.6%	$5,041,078	21.7%
Total	$22,651,305	100.0%	$12,635,583	100.0%	$41,260,672	100.0%	$23,253,392	100.0%

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. On November 15, 2019, the FASB delayed the effective date for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. We are currently evaluating the potential impact of this new standard to our consolidated financial statements.

Reclassification:

We have reclassified amounts pertaining to marketable securities on the statement of cash flows for the six months ended June 30, 2021 to conform to the current period's presentation.

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

The following table summarizes our cash equivalents and marketable securities measured at fair value. Certain marketable securities consist of investments in debt and equity securities. We classify our cash equivalents and marketable securities within Level 1 because we use observable inputs that reflect quoted market prices for identical assets in active markets to determine their fair value. We have classified debt securities as available for sale securities with unrealized gains and losses recorded as other comprehensive income. We have classified equity securities as trading and are marked to market with changes recorded as other income on the income statement. Any interest income or dividends are recorded as interest income on the income statement.

	Investment Assets at Fair Value		Investment Assets at Fair Value
	As of June 30, 2022		As of December 31, 2021
	Level 1	Total	Level 1	Total

Debt securities	$852,652	$852,652	$1,828,285	$1,828,285
Equity securities	$1,779,164	$1,779,164	$959,206	$959,206
Cash equivalents	$2,793,852	$2,793,852	$5,222,759	$5,222,759
Total Investments at Fair Value	$5,425,668	$5,425,668	$8,010,250	$8,010,250

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type were as follows:

	For the Six Months Ended June 30,			For the Twelve Months Ended December 31
	2022			2021
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value

Marketable securities
Debt securities	$1,021,324	$(168,672)	$852,652	$2,100,306	$(272,021)	$1,828,285
Equity securities	2,363,650	(584,486)	1,779,164	905,469	53,737	959,206
Total marketable securities			$2,631,816			$2,787,491

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$293,152	$293,152
Equipment	1,246,872	1,164,671
Capitalized internal use and purchased software	13,744,062	12,914,820
Leasehold improvements	458,885	458,885
Subtotal	15,742,971	14,831,528
Less: accumulated depreciation and amortization	(14,054,493)	(13,324,762)
Total	$1,688,478	$1,506,766

During the three months ended June 30, 2022 and June 30, 2021, depreciation expense was $372,939 and $314,106, respectively. During the six months ended June 30, 2022 and June 30, 2021, depreciation expense was $729,732 and $619,634, respectively.

Note 5 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of June 30, 2022:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,557,000)	$4,263,000	$220,500
Technology	5 years	3,600,000	(3,600,000)	—	60,000
Customer list, ReTargeter	5 years	1,931,250	(1,126,563)	804,687	193,125
Customer list, all other	10 years	1,610,000	(1,610,000)	—	26,794
Brand name, ReTargeter	5 years	643,750	(375,521)	268,229	64,375
Customer relationships	20 years	570,000	(154,375)	415,625	14,250
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(11,423,459)	$6,141,541	$579,044

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.
Amortization expense over the next five years and thereafter is as follows:

2022 (remainder of year)	$492,250
2023	984,500
2024	769,917
2025	469,500
2026	469,500
Thereafter	2,565,874
Total	$5,751,541

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. The Loan and Security Agreement continues for an indefinite term. At June 30, 2022, there were no outstanding balances due under the Loan and Security Agreement.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2022	December 31, 2021
Accrued marketing costs	$5,545,363	$4,267,980
Accrued expenses and other	804,200	956,998
Accrued payroll and commission liabilities	606,582	121,533
Arkansas grant contingency	5,000	10,000
Accrued taxes, current portion	508	17,880

Total	$6,961,653	$5,374,391

Note 8 – Other Long-Term Liabilities

The lease liabilities and other long-term liabilities consist of the following as of:

	June 30, 2022	December 31, 2021
Deferred rent	$14,937	$13,302
Total	$14,937	$13,302

Note 9 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded as a current asset and $1.2 million as other assets. The advance is being amortized as marketing expenses over five years. As of June 30, 2022, $250,000 has been amortized. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 12 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity.

Note 10 – Income Taxes

We have a deferred tax assets of $35,576,360. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $33,988,760 for the deferred tax assets that may not be realized as of June 30, 2022 and December 31, 2021. We also have deferred tax liabilities totaling $1,694,600 as of June 30, 2022, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

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

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP increasing the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of June 30, 2022, the total number of shares of our common stock reserved for issuance under the 2017 ECP was 24,550,000.

Compensation Expense

For the three and six months ended June 30, 2022, we recorded stock-based compensation expense for all equity incentive plans of $684,376 and $1,355,534, respectively. For the three and six months ended June 30, 2021, we recorded stock-based compensation expense for all equity incentive plans of $557,602 and $952,472, respectively. Total compensation cost not yet recognized at June 30, 2022 was $3,176,577, which will be recognized over a weighted-average recognition period of approximately three years.

The following table summarizes the stock grants outstanding under the 2017 ECP and the 2010 Equity Compensation Plan (“2010 ECP”) for the three months ended June 30, 2022:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
2017 ECP	—	5,133,340	4,160,798	15,255,862	24,550,000
2010 ECP (*)	1,500	—	5,011,511	—	5,013,011
Total	1,500	5,133,340	9,172,309	15,255,862	29,563,011
(*) Expired April 2020

The following table summarizes the activity of stock option awards under the 2010 ECP for the six months ended June 30, 2022:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,500	$0.56
Stock options exercised	—	$—
Stock options canceled	—	$—
Outstanding, end of period	1,500	0.56
Exercisable, end of period	1,500	0.56

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2022:

	Unvested RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	3,960,001	$1.33
Granted	2,750,000	$0.40
Vested	(1,426,660)	$1.34
Canceled	(150,001)	$1.03
Outstanding, end of period	5,133,340	$0.84

Note 12 – Stockholder's Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 9 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. For the six- month period ended June 30, 2022, we recognized approximately $13 thousand in expense.

Earnings per Share

For the three-and-six month periods ended June 30, 2022 and 2021, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Common Stock

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

Note 13 – Leases
We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of June 30, 2022 and December 31, 2021, total operating and financed right-of-use assets were $483,840 and $153,205, and $641,306 and $201,902, respectively.
As of June 30, 2022 and 2021, we recorded $48,697 and $153,978, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for operating lease liabilities	$211,652
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2022
2022 (remainder of the year)	$192,578
2023	301,029
2024	16,236
2025	5,251
2026	1,590
516,684
Less imputed interest	(31,604)
Total lease liabilities	$485,080

Information related to our financed lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for finance lease liabilities	$59,726
Weighted-average remaining lease term	1.8 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2022
2022 (remainder of the year)	$55,139
2023	84,127
2024	31,220
170,486
Less imputed interest	(11,858)
Total lease liabilities	$158,628

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product, service or brand across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their audiences in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its clients numerous world-renowned names across industries.

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

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of proprietary websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies. Further, Inuvo also provides Search and Social advertising services through a proprietary set of technologies branded as ValidClick.

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

Impact of COVID-19 Pandemic
In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. We continue to monitor the pandemic and related government guidelines and regulations and their impact on our operations, financial condition and liquidity.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances, capitalized software costs, goodwill and stock-based compensation. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2021 appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 17, 2022. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to goodwill and purchased intangible asset valuations and valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net Revenue	$22,651,305	$12,635,583	$10,015,722	79.3%	$41,260,672	$23,253,392	$18,007,280	77.4%
Cost of Revenue	9,273,589	2,264,020	7,009,569	309.6%	17,935,095	3,708,079	14,227,016	383.7%
Gross Profit	$13,377,716	$10,371,563	$3,006,153	29.0%	$23,325,577	$19,545,313	$3,780,264	19.3%
Net Revenue
We experienced 79% and 77% higher year over year revenue for the three and six months ended June 30, 2022, respectively as compared to the same period in 2021. Revenue from both platforms, ValidClick and IntentKey, exceeded the prior year. ValidClick revenue was up by 44% and 35% for three and six months period ending June 30, 2022, respectively, and IntentKey revenue was up by 197% and 232%, respectively, when compared to the same time period last year. Both platforms acquired new customers within the year, benefiting from the agreement with a business development partner discussed in Note 9 to our Consolidated Financial Statements and because of the economic improvements associated with the COVID-19 pandemic recovery.

Cost of Revenue

Cost of revenue for the three and six months ended June 30, 2022, was primarily generated by payments to advertising exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey platform and, to a lesser extent, payments to website publishers and app developers that host advertisements we serve through ValidClick. Cost of revenue associated with ValidClick revenue is small and generates a high gross margin. As ValidClick revenue declines as a percent of total Net Revenue, total gross margin similarly decreases. The components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of net revenue and as the ValidClick service has continued to expand its owned and operated publishing assets. The increase in the cost of revenue was due to this shift in revenue and to the acquisition of new customers as mentioned in the Net Revenue section above.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Marketing costs	$10,988,409	$8,213,140	$2,775,269	33.8%	$18,157,858	$15,518,924	$2,638,934	17.0%
Compensation	3,215,890	2,880,217	335,673	11.7%	6,373,596	5,618,084	$755,512	13.4%
General and administrative	2,011,237	1,676,890	334,347	19.9%	3,737,909	3,401,868	$336,041	9.9%
Operating expenses	$16,215,536	$12,770,247	$3,445,289	27.0%	$28,269,363	$24,538,876	$3,730,487	15.2%

Marketing costs consist mostly of traffic acquisition costs and includes those expenses required to attract an audience to owned and operated web properties. Marketing costs for the three and six months ended June 30, 2022 compared to the same period in 2021 increased as the result of higher revenue from owned and operated operations. In June 2022, we identified some of the advertising we purchased from a prominent advertising network during the quarter ended June 30, 2022 appeared, according to our technology and assessment, to be comprised of invalid advertising clicks. As a result, we refunded $1.5 million to our clients that were impacted and reversed any revenue that would have been recognized during the quarter ended June 30, 2022 related to this invalid traffic. In addition, we provided evidence to the network from which we bought the media and demanded a refund of the spend. The network in question immediately launched an internal investigation. We have held back approximately $1.4 million in net payments due until such time as a satisfactory resolution is determined and have not reflected any offsetting adjustment to the related marketing expense and payables. For the time being, the amount held back is recorded as a marketing expense and an accounts payable. The fraud that was discovered was atypical, sophisticated and not common within the network in question.

Compensation expense was higher for the three and six months ended June 30, 2022 compared to the same time periods in 2021 due primarily to higher salary expense, stock-based compensation expense and incentive expense. Our total employment, both full-and part-time, was 88 at June 30, 2022 compared to 76 at June 30, 2021.

General and administrative costs for the three and six months ended June 30, 2022 increased 20% and 10%, respectively, compared to the same periods in 2021. These costs included professional fees, travel and entertainment and corporate expenses which were all higher in 2022 over the corresponding periods last year, partially offset by lower facilities and depreciation and amortization expense in 2022.

Interest income, net

Interest income, net, for the three and six months ended June 30, 2022 was approximately $3 thousand and $2 thousand, respectively, and was primarily due to finance lease obligations of approximately $5 thousand and $13 thousand, respectively; offset by interest income on marketable securities of approximately $8 thousand and $15 thousand, respectively.

Other income (expense), net

Other income (expense), net, for the three and six months ended June 30, 2022 was an expense of approximately $395 thousand and $377 thousand, respectively, from realized and unrealized gain and losses discussed in Note 3 to our Consolidated Financial Statements.

Other income (expense), net, for the three months ended June 30, 2021 was income of approximately $25 thousand from unrealized gains on trading securities discussed in Note 3 to our Consolidated Financial Statements. Other income (expense), net, for the six month period ended June 30, 2021 was an income of approximately $495 thousand due to the reversal of deferred revenue from a contract cancellation and the reversal of an accrued sales reserve of $50 thousand.

Liquidity and Capital Resources

As of June 30, 2022, we have approximately $8.4 million in cash, cash equivalents and marketable securities. Our net working capital was $8.9 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through June 30, 2022, our accumulated deficit was $149.3 million.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At June 30, 2022, our funds with the investment management company were approximately $5.4 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021 and through June 30, 2022, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

We have focused our resources behind a plan to grow our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations.
However, there is no assurance that we will be able to achieve this objective. We believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months. We may need to fund operations over the longer term through private or public sales of securities, debt financings or partnering/licensing transactions. There can be no assurances that financing will be available on acceptable terms, if at all, in the future.

Cash Flows

The table below sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(2,568,984)	$(1,552,435)
Net cash used in investing activities	$(1,355,652)	$(1,701,780)
Net cash (used in)/provided by financing activities	$(178,258)	$12,710,562

Cash Flows - Operating

Net cash used in operating activities was $2,568,984 during the six months ended June 30, 2022. We reported a net loss of $5,319,190, which included non-cash expenses of depreciation and amortization expense of $1,308,776, depreciation of right of use assets of $48,697 and stock-based compensation expense of $1,355,534. The change in operating assets and liabilities during the six months ended June 30, 2022 was a net use of cash of $365,807 primarily due to an increase in the accounts receivable balance by $3,849,084, partially offset by the increase in accrued expenses of $1,597,637 and accounts payable balance of $1,401,820. Our terms are such that we generally collect receivables prior to paying trade payables. Our media sales arrangements typically have slower payment terms than the terms of related payables. The net loss was partially a result of the network media issue noted in Marketing Expense above. We refunded $1.5 million to our clients and reversed revenue that would have been recognized during the quarter ended June 30, 2022. In addition, we demanded a refund of the spend and held back approximately $1.4 million in net payments until such time as a satisfactory resolution is determined. The held payments may be reversed in future quarters upon a satisfactory resolution.

During the comparable six-month period in 2021, cash used in operating activities was $1,552,435 from a net loss of $4,529,395, which included several non-cash expenses of depreciation and amortization expense of $1,552,386 and stock-based compensation expense of $952,472.

Cash Flows - Investing

Net cash used in investing activities was $1,355,652 and $1,701,780 for the six months ended June 30, 2022 and 2021, respectively. Cash used in investing activities in 2022 and 2021 consisted primarily of the purchase of marketable securities and to a lesser extent, capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $178,258 during the six months ended June 30, 2022.

Net cash provided by financing activities was $12,710,562 during the six months ended June 30, 2021 was primarily from proceeds from the sale of common stock.

Off Balance Sheet Arrangements

As of June 30, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2022, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on four customers for a significant portion of our revenues. We are reliant upon three customers for most of our revenue. During the second quarter of 2022, they accounted for 27.4%, 27.2% and 13.6% of our revenues, respectively. During the same period in 2021, three different customers accounted for our largest revenue source at 39.3%, 20.3% and 14.9%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end-user queries. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not approve our new websites and applications, or if we violate their guidelines or they change their guidelines. In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues. The loss of any of these customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Amendment No. 2 to the 2017 Equity Compensation Plan	DEF 14A	5/2/22	A
10.2	2017 Equity Compensation Plan Non-Qualified Stock Option Agreement				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

August 15, 2022	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 15, 2022	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer