Form 10-Q
period 2022-09-30
Inuvo, Inc.
filed 2022-11-14
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 11, 2022
Common Stock	120,134,884

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “third quarter 2022” means for the three months ended September 30, 2022, “third quarter 2021” means for the three months ended September 30, 2021, “2021” means the fiscal year ended December 31, 2021 and “2022” means the fiscal year ending December 31, 2022. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$5,780,882	$10,475,964
Marketable securities - short term	1,871,051	1,927,979
Accounts receivable, net of allowance for doubtful accounts of $462,480 and $202,904, respectively.	9,557,103	9,265,813
Prepaid expenses and other current assets	1,092,683	1,408,186
Total current assets	18,301,719	23,077,942

Property and equipment, net	1,693,407	1,506,766
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	5,895,416	6,720,585
Referral and support services agreement advance	875,000	1,100,000
Marketable securities - long term	619,546	859,512
Right of use assets - operating lease	397,850	641,306
Right of use assets - finance lease	128,589	201,902
Other assets	35,170	35,719
Total other assets	17,804,913	19,412,366

Total assets	$37,800,039	$43,997,074

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,651,540	$4,844,716
Accrued expenses and other current liabilities	6,281,538	5,374,391
Lease liability - operating lease	342,488	340,478
Lease liability - finance lease	92,887	102,954
Total current liabilities	12,368,453	10,662,539

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	56,602	300,827
Lease liability - finance lease	39,630	105,411
Other long-term liabilities	13,773	13,302
Total long-term liabilities	217,005	526,540

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 120,137,124 and 118,747,447, respectively.	120,138	118,748
Additional paid-in capital	178,307,716	176,586,529
Accumulated other comprehensive (loss) income	(132,502)	53,737
Accumulated deficit	(153,080,771)	(143,951,019)
Total stockholders' equity	25,214,581	32,807,995
Total liabilities and stockholders' equity	$37,800,039	$43,997,074
            See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$17,072,189	$16,841,035	$58,332,859	$40,094,427
Cost of revenue	6,782,047	3,757,938	24,717,143	7,466,017
Gross profit	10,290,142	13,083,097	33,615,716	32,628,410
Operating expenses
Marketing costs	8,620,161	10,163,006	26,778,020	25,681,930
Compensation	3,237,414	2,840,149	9,611,011	8,458,233
General and administrative	2,206,119	1,824,869	5,944,027	5,226,737
Total operating expenses	14,063,694	14,828,024	42,333,058	39,366,900
Operating loss	(3,773,552)	(1,744,927)	(8,717,342)	(6,738,490)
Financing expense, net	(13,149)	(6,261)	(11,078)	(36,641)
Other income (expense), net	(23,861)	(79,080)	(401,336)	415,468
Net loss	(3,810,562)	(1,830,268)	(9,129,756)	(6,359,663)
Other comprehensive income
Unrealized gain (loss) on marketable securities	36,170	—	(186,239)	$—
Comprehensive loss	$(3,774,392)	$(1,830,268)	$(9,315,995)	$(6,359,663)

Per common share data
Basic and diluted:
Net loss	$(0.03)	$(0.02)	$(0.08)	$(0.05)

Weighted average shares
Basic	119,995,367	116,645,509	118,838,258	117,230,419
Diluted	119,995,367	116,645,509	118,838,258	117,230,419

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(9,129,756)	$(6,359,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,949,845	2,343,874
Depreciation-Right of Use Assets - Financing	73,313	237,423
Stock based compensation	1,890,991	1,566,016
Stock warrant expense	28,477	—
Loss (gain) on marketable securities	401,336	(54,532)
Amortization of financing fees	2,500	8,750
Provision (recovery) of doubtful accounts	259,576	(47,763)
Derecognition of contingency and grant	(10,000)	(110,000)
Third party rights agreement termination	—	(420,000)
Change in operating assets and liabilities:
Accounts receivable	(550,866)	(2,645,508)
Prepaid expenses, unbilled revenue and other current assets	316,053	(77,503)
Referral and support services agreement advance	225,000	(1,500,000)
Accrued expenses and other liabilities	916,363	1,754,574
Accounts payable	806,824	632,369
Net cash used in operating activities	(2,820,344)	(4,671,963)
Investing activities:
Purchases of equipment and capitalized development costs	(1,311,315)	(1,180,107)
Purchase of marketable securities	(1,693,963)	(2,973,453)
Proceeds from the sale of marketable securities	1,403,282	102,200
Net cash used in investing activities	(1,601,996)	(4,051,360)
Financing activities:
Proceeds from sale of common stock, net	—	13,137,500
Proceeds from ValidClick licensing agreement	—	(149,900)
Payments on finance lease obligations	(75,848)	(181,998)
Proceeds from exercise of options	—	1,569
Net taxes paid on restricted stock unit grants exercised	(196,894)	(272,049)
Net cash (used in)/provided by financing activities	(272,742)	12,535,122
Net change – cash	(4,695,082)	3,811,799
Cash and cash equivalent, beginning of year	10,475,964	7,890,665
Cash and cash equivalent, end of period	$5,780,882	$11,702,464
Supplemental information:
Interest paid	$15,128	$42,474
Non cash investing and financing activities:
Assets purchased under finance lease obligations	$—	$125,825
Assets purchased under operating lease obligations	$—	$344,311

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Nine Months Ended September 30,

2022
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stock
Balance as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	$53,737	$32,807,995
Net loss				(2,089,263)		(2,089,263)
Unrealized loss on debt securities					(98,156)	(98,156)
Stock-based compensation			671,158			671,158
Stock issued for vested restricted stock awards	1,059,755	1,060	(1,060)			—
Shares withheld for taxes on vested restricted stock			(128,520)			(128,520)
Stock warrants issued for referral agreement			12,483			12,483
Balance as of March 31, 2022	119,807,202	$119,808	$177,140,590	$(146,040,282)	$(44,419)	$31,175,697
Net loss				(3,229,927)		(3,229,927)
Unrealized loss on debt securities					(124,253)	(124,253)
Stock-based compensation			684,376			684,376
Stock issued for vested restricted stock awards	66,666	66	(66)			—
Stock warrants issued for referral agreement			462			462
Balance as of June 30, 2022	119,873,868	$119,874	$177,825,362	$(149,270,209)	$(168,672)	$28,506,355
Net loss				(3,810,562)		(3,810,562)
Unrealized gain on debt securities					36,170	36,170
Stock-based compensation			535,458			535,458
Shares withheld for taxes on vest restricted stock			(68,372)			(68,372)
Stock issued for vested restricted stock awards	263,256	264	(264)			—
Stock warrants issued for referral agreement			15,532			15,532
Balance as of September 30, 2022	120,137,124	$120,138	$178,307,716	$(153,080,771)	$(132,502)	$25,214,581

2021
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Stock
Balance as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	$25,289,114
Net loss				(2,147,268)	(2,147,268)
Stock-based compensation			394,870		394,870
Stock issued for vested restricted stock awards	1,467,465	1,467	(1,467)		—
Shares withheld for taxes on vested restricted stock			(161,244)		(161,244)
Proceeds from exercise of options			1,569		1,569
Sale of common stock, net	19,015,151	19,016	13,118,484		13,137,500
Balance as of March 31, 2021	118,518,445	$118,519	$174,893,660	$(138,497,638)	$36,514,541
Net loss				(2,382,127)	(2,382,127)
Stock-based compensation			557,602		557,602
Balance as of June 30, 2021	118,518,445	$118,519	$175,451,262	$(140,879,765)	$34,690,016
Net loss				(1,830,268)	(1,830,268)
Stock-based compensation			613,544		613,544
Shares withheld for taxes on vest restricted stock			(110,805)		(110,805)
Stock issued for vested restricted stock awards	229,002	229	(229)		—
Stock warrants issued for referral agreement			6,575		6,575
Balance as of September 30, 2021	118,747,447	$118,748	$175,960,347	$(142,710,033)	$33,369,062

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

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This patented machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI can identify and advertise to the reasons why consumers are purchasing products and services not to who those consumers are. In this regard, the technology is designed for a privacy conscious future and is focused on the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision.

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

Liquidity
As of September 30, 2022, we have approximately $7.7 million in cash, cash equivalents and short-term marketable securities. Our net working capital was $5.9 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through September 30, 2022, our accumulated deficit was $153.1 million.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At September 30, 2022, our funds with the investment management company were approximately $4.2 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021 and through September 30, 2022, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf

Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

We believe our current cash position and credit facility will be sufficient to sustain operations for the next twelve months from the filing date. We may need to fund operations over the longer term through private or public sales of securities, debt financings or partnering/licensing transactions. There can be no assurances that financing will be available on acceptable terms, if at all, in the future.

Customer concentration

For the three-month period ending September 30, 2022, our three largest customers by revenue accounted for 74.0% of our overall revenue at 33.1%, 30.0% and 10.9%, respectively and for the nine-month period ending September 30, 2022, 61.6% of our overall revenue at 26.1%, 26.4% and 9.1%, respectively. Those same three customers accounted for 70.3% of our gross accounts receivable balance as of September 30, 2022. As of December 31, 2021, the same customers accounted for 34.3% of our gross accounts receivable balance.

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

The below table is the proportion of revenue that is generated through advertisements on our ValidClick (Search and Social) and IntentKey (Programmatic) platforms:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
ValidClick Platform	$11,376,654	66.6%	$11,742,855	69.7%	$35,895,754	61.5%	$29,955,169	74.7%
IntentKey Platform	5,695,535	33.4%	5,098,180	30.3%	22,437,105	38.5%	$10,139,258	25.3%
Total	$17,072,189	100.0%	$16,841,035	100.0%	$58,332,859	100.0%	$40,094,427	100.0%

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

Reclassification:

We have reclassified amounts pertaining to marketable securities on the statement of cash flows for the nine months ended September 30, 2021 to conform to the current period's presentation.

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

The following table summarizes our cash equivalents and marketable securities measured at fair value. Certain marketable securities consist of investments in debt and equity securities. We classify our cash equivalents and marketable securities within Level 1 because we use observable inputs that reflect quoted market prices for identical assets in active markets to determine their fair value. We have classified debt securities as available for sale securities with unrealized gains and losses recorded as other comprehensive income. We have classified equity securities as trading and are marked to market with changes recorded as other income on the income statement. Any interest income or dividends are recorded within financing expense, net on the income statement.

	Investment Assets at Fair Value		Investment Assets at Fair Value
	As of September 30, 2022		As of December 31, 2021
	Level 1	Total	Level 1	Total

Debt securities	$888,928	$888,928	$959,207	$959,207
Equity securities	$1,601,669	$1,601,669	$1,828,284	$1,828,284
Cash equivalents	$1,756,382	$1,756,382	$5,222,759	$5,222,759
Total Investments at Fair Value	$4,246,979	$4,246,979	$8,010,250	$8,010,250

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type were as follows:

	As of September 30, 2022			As of December 31, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value

Marketable securities
Debt securities	$1,021,430	$(132,502)	$888,928	$905,470	$53,737	$959,207
Equity securities	2,216,621	(614,952)	1,601,669	2,100,305	(272,021)	1,828,284
Total marketable securities			$2,490,597			$2,787,491

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2022	December 31, 2021
Furniture and fixtures	$293,152	$293,152
Equipment	1,263,308	1,164,671
Capitalized internal use and purchased software	14,125,059	12,914,820
Leasehold improvements	461,325	458,885
Subtotal	16,142,844	14,831,528
Less: accumulated depreciation and amortization	(14,449,437)	(13,324,762)
Total	$1,693,407	$1,506,766

During the three months ended September 30, 2022 and September 30, 2021, depreciation expense was $394,942 and $325,112, respectively. During the nine months ended September 30, 2022 and September 30, 2021, depreciation expense was $1,124,674 and $944,746, respectively.

Note 5 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of September 30, 2022:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,667,250)	$4,152,750	$330,750
Technology	5 years	3,600,000	(3,600,000)	—	60,000
Customer list, ReTargeter	5 years	1,931,250	(1,223,126)	708,124	289,688
Customer list, all other	10 years	1,610,000	(1,610,000)	—	26,794
Brand name, ReTargeter	5 years	643,750	(407,708)	236,042	96,562
Customer relationships	20 years	570,000	(161,500)	408,500	21,375
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(11,669,584)	$5,895,416	$825,169

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.
Amortization expense over the next five years and thereafter is as follows:

2022 (remainder of year)	$246,125
2023	984,500
2024	769,917
2025	469,500
2026	469,500
Thereafter	2,565,876
Total	$5,505,418

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. The Loan and Security Agreement continues for an indefinite term. At September 30, 2022, there were no outstanding balances due under the Loan and Security Agreement.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2022	December 31, 2021
Accrued marketing costs	$4,404,234	$4,267,980
Accrued expenses and other	1,006,427	956,998
Accrued payroll and commission liabilities	864,239	121,533
Arkansas grant contingency	5,000	10,000
Accrued taxes, current portion	1,638	17,880

Total	$6,281,538	$5,374,391

Note 8 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded as a current asset and $1.2 million as other assets. The advance is being amortized as marketing expenses over five years. As of September 30, 2022, $325,000 has been amortized. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 11 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity.

Note 9 – Income Taxes

We have deferred tax assets of $35,576,360. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $33,988,760 for the deferred tax assets that may not be realized as of September 30, 2022 and December 31, 2021. We also have deferred tax liabilities totaling $1,694,600 as of September 30, 2022, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

Note 10 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2022 and 2021 periods, we granted restricted stock units ("RSUs") from the 2017 Equity Compensation Plan, as amended (“2017 ECP”). RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP increasing the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of September 30, 2022, the total number of shares of our common stock reserved for issuance under the 2017 ECP was 24,550,000.

Compensation Expense

For the three and nine months ended September 30, 2022, we recorded stock-based compensation expense for all equity incentive plans of $535,457 and $1,890,991, respectively. For the three and nine months ended September 30, 2021, we recorded stock-based compensation expense for all equity incentive plans of $613,544 and $1,566,016, respectively. Total compensation cost not yet recognized at September 30, 2022 was $2,762,270, which will be recognized over a weighted-average recognition period of approximately one year.

The following table summarizes the stock grants outstanding under the 2017 ECP and the 2010 Equity Compensation Plan (“2010 ECP”) for the nine months ended September 30, 2022:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
2017 ECP	100,000	4,913,339	4,560,799	14,975,862	24,550,000
2010 ECP (*)	—	—	5,011,511	—	5,011,511
Total	100,000	4,913,339	9,572,310	14,975,862	29,561,511
(*) Expired April 2020

The following table summarizes the activity of stock option awards for the nine months ended September 30, 2022:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,500	$0.56
Stock options exercised	—	$—
Stock options granted	100,000	$0.52
Stock options canceled	(1,500)	$0.56
Outstanding, end of period	100,000	0.52
Exercisable, end of period	100,000	0.52

The following table summarizes the activities for our RSUs for the nine months ended September 30, 2022:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	3,960,001	$1.33
Granted	2,960,000	$0.41
Vested	(1,826,661)	$1.34
Canceled	(180,001)	$0.95
Outstanding, end of period	4,913,339	$0.79

Note 11 – Stockholders' Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 8 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, at $.72 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. For the nine- month period ended September 30, 2022, we recognized approximately $28 thousand in expense.
Earnings per Share

For the three- and nine-month periods ended September 30, 2022 and 2021, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

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

Note 12 – Leases
We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of September 30, 2022 and December 31, 2021, total operating and financed right-of-use assets were $397,850 and $128,589, and $641,306 and $201,902, respectively.
As of September 30, 2022 and 2021, we recorded $73,313 and $237,423, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for operating lease liabilities	$316,597
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2022
2022 (remainder of the year)	$97,360
2023	301,029
2024	16,236
2025	5,251
2026	1,590
421,466
Less imputed interest	(22,376)
Total lease liabilities	$399,090

Information related to our financed lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for finance lease liabilities	$92,622
Weighted-average remaining lease term	1.6 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2022
2022 (remainder of the year)	$25,276
2023	84,127
2024	31,220
140,623
Less imputed interest	(8,106)
Total lease liabilities	$132,517

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

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This patented machine learning technology uses interactions with Internet content as a source of information from which to predict consumer intent. The AI can identify and advertise to the reasons why consumers are purchasing products and services not to who those consumers are. In this regard, the technology is designed for a privacy conscious future and is focused on the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision.

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net Revenue	$17,072,189	$16,841,035	$231,154	1.4%	$58,332,859	$40,094,427	$18,238,432	45.5%
Cost of Revenue	6,782,047	3,757,938	3,024,109	80.5%	24,717,143	7,466,017	17,251,126	231.1%
Gross Profit	$10,290,142	$13,083,097	$(2,792,955)	(21.3)%	$33,615,716	$32,628,410	$987,306	3.0%
Net Revenue
Revenue for the three-month period ended September 30, 2022 was up 1% as compared to the same time period in 2021. We reported 45% higher year over year revenue for the nine months ended September 30, 2022 as compared to the same period in 2021. Generally, we believe revenue in the period was negatively impacted by a deceleration in consumer spending. ValidClick revenue was down by 3% for three-month period ending September 30, 2022 compared to the same period in 2021. The ValidClick revenue decrease was due in part to our accounts being shut down due to our dispute with a well-known advertising platform regarding invalid advertising clicks we purchased in the second quarter of this year (See Operating Expenses below). We are currently in an arbitration proceeding with the advertising platform regarding the invalid advertising clicks. IntentKey revenue was up 12% for the three-month period ending September 30, 2022 compared to the same period in 2021. IntentKey revenue was negatively impacted by the loss of clients sourced through an advertising agency that lost the client to a competitor. ValidClick revenue was up by 19.8% and IntentKey up 121% for nine months period ending September 30, 2022. Both platforms acquired new customers within the year.

Cost of Revenue

Cost of revenue for the three and nine months ended September 30, 2022, was primarily generated by payments to advertising exchanges that provide access to a supply of advertising inventory where we serve advertisements using information predicted by the IntentKey platform and, to a lesser extent, payments to website publishers and app developers that host advertisements we serve through ValidClick. Cost of revenue associated with ValidClick revenue is small and generates a high gross margin. As ValidClick revenue declines as a percent of total Net Revenue, total gross margin similarly decreases. The components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of net revenue and as the ValidClick service has continued to expand its owned and operated publishing assets. The increase in the cost of revenue was due to this shift in revenue and to the acquisition of new customers as mentioned in the Net Revenue section above.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Marketing costs	$8,620,161	$10,163,006	$(1,542,845)	(15.2%)	$26,778,020	$25,681,930	$1,096,090	4.3%
Compensation	3,237,414	2,840,149	397,265	14.0%	9,611,011	8,458,233	$1,152,778	13.6%
General and administrative	2,206,119	1,824,869	381,250	20.9%	5,944,027	5,226,737	$717,290	13.7%
Operating expenses	$14,063,694	$14,828,024	$(764,330)	(5.2%)	$42,333,058	$39,366,900	$2,966,158	7.5%

Marketing costs consist mostly of traffic acquisition costs and includes those expenses required to attract an audience to owned and operated web properties. Marketing costs for the three months ended September 30, 2022 compared to the same period in 2021 decreased as the result of lower revenue within ValidClick due to ongoing, incidental issues resulting from the invalid advertising clicks acquired in the second quarter of this year. Marketing costs for the nine months ended September 30, 2022 compared to the same period in 2021 increased as the result of higher revenue within ValidClick. In June 2022, we identified some of the advertising we purchased from a prominent advertising network during the quarter ended June 30, 2022 appeared, according to our technology and assessment, to be comprised of invalid advertising clicks. As a result, we refunded $1.5 million to our clients that were impacted by the invalid clicks and reversed any revenue that would have been recognized during the quarter ended June 30, 2022 related to this invalid traffic. In addition, we provided evidence to the network from which we bought the media and demanded a refund of the spend. The network in question immediately launched an internal investigation.

We have held back approximately $1.4 million in net payments due until such time as a satisfactory resolution is determined and have not reflected any offsetting adjustment to the related marketing expense and payables. For the time being, the amount held back is recorded as a marketing expense and an accounts payable. The fraud that was discovered was atypical, sophisticated and not common within the network in question. As of September 30, 2022, no invalid traffic associated from the fraud was detected and the recompense from the advertising network is still pending.

Compensation expense was higher for the three and nine months ended September 30, 2022 compared to the same time periods in 2021 due primarily to higher salary expense, stock-based compensation expense and incentive expense. Our total employment, both full- and part-time, was 92 at September 30, 2022 compared to 77 at September 30, 2021.

General and administrative costs for the three and nine months ended September 30, 2022 increased 21% and 14%, respectively, compared to the same periods in 2021. These costs included professional fees, facilities, IT costs, travel and entertainment, corporate expenses and depreciation and amortization expense. The largest increases in the three months ended September 30, 2022 as compared to the same period last year were from bad debt expense ($247 thousand higher), professional fees ($226 thousand higher) and travel and entertainment ($121 thousand higher), partially offset by lower facilities and amortization expense in 2022.

Financing expense, net

Finance expense, net, for the three and nine months ended September 30, 2022 was approximately $13 thousand and $11 thousand, respectively, and was primarily due to financing expenses of approximately $22 thousand and $35 thousand, respectively; offset by interest income, net of fees, on marketable securities of approximately $9 thousand and $24 thousand, respectively.

Other income (expense), net

Other income (expense), net, for the three and nine months ended September 30, 2022 was an expense of approximately $24 thousand and $401 thousand, respectively, from net realized and unrealized gains and losses discussed in Note 3 to our Consolidated Financial Statements.

Other income (expense), net, for the three months ended September 30, 2021 was an expense of approximately $79 thousand and represents unrealized losses on trading securities discussed in Note 3 to our Consolidated Financial Statements. Other income (expense), net, for the nine months ended September 30, 2021 was income of approximately $415 thousand and included the reversal of the deferred revenue from the contract cancellation and the reversal of an accrued sales reserve of $50 thousand.

Liquidity and Capital Resources

As of September 30, 2022, we have approximately $7.7 million in cash, cash equivalents and short-term marketable securities. Our net working capital was $5.9 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through September 30, 2022, our accumulated deficit was $153.1 million.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At September 30, 2022, our funds with the investment management company were approximately $4.2 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock

(the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2021 and through September 30, 2022, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(2,820,344)	$(4,671,963)
Net cash used in investing activities	$(1,601,996)	$(4,051,360)
Net cash (used in)/provided by financing activities	$(272,742)	$12,535,122

Cash Flows - Operating

Net cash used in operating activities was $2,820,344 during the nine months ended September 30, 2022. We reported a net loss of $9,129,756, which included non-cash expenses of depreciation and amortization expense of $1,949,845, depreciation of right of use assets of $73,313 and stock-based compensation expense of $1,890,991. The change in operating assets and liabilities during the nine months ended September 30, 2022 was a net use of cash of $1,713,374 primarily due to an increase in the accounts receivable balance by $550,866, partially offset by the increase in accrued expenses of $916,363 and accounts payable balance of $806,824. Our ValidClick sales terms are such that we generally collect receivables prior to paying trade payables. Our IntentKey sales arrangements typically have slower payment terms than the terms of related payables. As our IntentKey sales grow proportionally our accounts receivable and our days sales outstanding have increased resulting in increased capital needs for our business and we expect this trend to continue with the anticipated growth of IntentKey. The net loss was partially a result of the network media issue noted in Marketing Expense above. We refunded $1.5 million to our clients and reversed revenue that would have been recognized during the quarter ended June 30, 2022. In addition, we demanded a refund of the spend and held back approximately $1.4 million in net payments until such time as a satisfactory resolution is determined. The held payments may be reversed in future quarters upon a satisfactory resolution.

During the comparable nine-month period in 2021, cash used in operating activities was $4,671,963 from a net loss of $6,359,663, which included several non-cash expenses of depreciation and amortization expense of $2,343,874 and stock-based compensation expense of $1,566,016.

Cash Flows - Investing

Net cash used in investing activities was $1,601,996 and $4,051,360 for the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities in 2022 and 2021 consisted primarily of the purchase of marketable securities and to a lesser extent, capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $272,742 during the nine months ended September 30, 2022.

Net cash provided by financing activities was $12,535,122 during the nine months ended September 30, 2021 was primarily from proceeds from the sale of common stock.

Off Balance Sheet Arrangements

As of September 30, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2022, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on three customers for a significant portion of our revenues. We are reliant upon three customers for most of our revenue. During the third quarter of 2022, they accounted for 33.1%, 30.0% and 10.9% of our revenues, respectively. During the same period in 2021, three different customers accounted for our largest revenue source at 36.4%, 14.3% and 13.6%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customers advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 14, 2022	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 14, 2022	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer