Form 10-K
period 2022-12-31
Inuvo, Inc.
filed 2023-03-10
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

The aggregate market value of the outstanding common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $54.3 million.

As of March 3, 2023, there were 121,412,107 shares of common stock of the registrant outstanding, including treasury shares but net of shares of common stock held by a subsidiary.

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

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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
•the ability to attract and retain talented employees;
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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2021” means the fiscal year ended December 31, 2021, "2022" means the fiscal year ended December 31, 2022, and “2023” means the fiscal year ending December 31, 2023. The information which appears on our corporate website at www.inuvo.com and our social media platforms is not part of this report.

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

Inuvo technology can be consumed both as a managed service and software-as-a-service ("SaaS"). For clients, Inuvo has also developed a collection of proprietary websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies. Further, Inuvo also provides Search and Social advertising services through a proprietary set of technologies branded as CampSight.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things ("IOT"), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 19 issued and eight pending patents.
Products and Services
The Inuvo platforms use analytics, data and artificial intelligence in a manner that optimizes the purchase and placement of advertising in real time. These platforms are typically sold with services both individually and in combination with each other based on client needs. These products and services include:

•IntentKey: An artificial intelligence-based consumer intent recognition system designed to reach highly targeted mobile and desktop In-Market audiences with precision. The platform can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. The product is sold as both a fully managed service and/or a SaaS solution; and

•CampSight: A marketing and advertising service provided directly to brands and large consolidators of advertising demand where a collection of data, analytics, software and publishing gets used to align merchant advertising messages with anonymous consumers across various websites online. The service includes Think Relevant, a wholly owned marketing agency and Bonfire publishing, a wholly owned collection of websites. Initially, we created ValidClick as a platform with a single purpose - to assist us in our work with Yahoo. Over the years, our business has grown and transformed. We expanded our capabilities to encompass various demand partners, and we integrated with buy-side platforms such as Facebook, TikTok, Twitter, and others. Since our service now provides both campaign management and campaign insights, we have renamed it CampSight.

Key Relationships

We maintain long-standing relationships with Sovrn, Yahoo! and Google who provide access to hundreds of thousands of advertisers. When an advertisement is clicked, the CampSight platform effectively sells that click to these partners who then sell it to their advertisers. We maintain multi-year service contracts with these companies. In 2022, these customers accounted for 51.7% of our total revenue and 62.9% in 2021. We also have major contracts with Xandr, Inc. who, in exchange for a fee, provides access to publishers' advertising inventory for the IntentKey.

In addition to our key customer relationships, we support creative and media agencies. Additionally, we maintain important distribution relationships with owners and publishers of websites and mobile applications. We provide these partners with advertisements which they use to monetize their websites and mobile applications. We continuously monitor consumer traffic with a variety of proprietary and patent protected software tools that can determine the quality of the traffic viewing and clicking on Inuvo served advertisements as a part of our service to our biggest clients.

Strategy

Our business strategy has been to develop data processing and advertising technologies that can displace intermediaries within the online advertising ecosystem, while cultivating relationships that can provide access to media spend (advertisers) and media inventory (websites). In this regard, we have proprietary demand (media spend) and supply (media inventory) technologies, targeting technologies, on-page or in-app ad-unit technologies, proprietary data and data management technologies, and advertising fraud detection technologies. We have both direct and indirect relationships at some of the largest media buyers and/or consolidators in the industry. For the IntentKey platform, where the focus is programmatic advertising channels, the immediate strategy is to scale through the hiring of additional sales professionals and partnerships, growing existing accounts and expanding our market footprint. In an increasingly privacy conscious world, we are focused on replacing the current technologies used by advertisers with our artificial intelligence solution, which does not rely on the use of consumer data. For the CampSight platform, where the focus is search and social advertising channels, the immediate strategy is to maintain relationships with existing partners and expand the business by supporting IntentKey customers.

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

The demand side of our business includes sales executives who create interest from agencies, trading desks and brands directly. Leveraging our IntentKey and CampSight technology to highlight our differentiation, our sales executives explain how we identify the most relevant audiences so we can, on behalf of our clients, target those audiences at a time when they are most prone to engage / respond / subscribe / tune-in or watch our clients' message.

The supply side of our business includes relationships with and integrations to platforms that make available for auction, advertising inventory the IntentKey can use to identify advertising placements for Inuvo clients. We pay a fee to the platform for this service. Within CampSight, a series of web properties and content have been developed within the wholly owned Bonfire publishing. Here, unique technology and content experiences can be created in a manner that aligns with the objectives of our advertising clients.

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

We compete, both directly and indirectly with companies who offer demand side platforms, direct marketing platforms, Data Suppliers and Aggregators, Media Planners and various Measurement and Analytics companies. The companies within these categories are defined by LUMA @ https://lumapartners.com/content/lumascapes/display-ad-tech-lumascape.

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

Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic elements of our products are built on components from leading software and hardware providers such as Microsoft, Dell, EMC, VMWare, and Cisco, while some components are constructed from leading open-source software projects such as Apache Web Server, Apache Spark, HAProxy, MySQL, Java, Perl, and Linux. By seeking to strike the proper balance between using commercially available software and open-source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.
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

Our trademarks include the U.S. Federal Registration for our consumer facing brand ALOT® in the United States. Our intellectual property portfolio includes 19 patents issued by the United States Patent and Trademark Office (“USPTO”) and eight pending patent applications.

To distinguish our products and services from our competitors’ products, we have obtained trademarks and trade names for our products. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Employees and Human Capital Resources

As of January 31, 2023, we had 87 full-time employees, none of which are covered by a collective bargaining agreement.

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

Business Risks

We have a history of losses. We cannot anticipate with any degree of certainty what our revenues will be in future periods. While our revenues increased approximately 26.4% in 2022 as compared to 2021, our gross profit margin decreased to 60.0% in 2022 from 73.4% in 2021. We reported an operating loss of approximately $12.6 million in 2022 as compared to an operating loss of approximately $7.8 million in 2021. Though we have a credit facility dependent upon receivables, the negative cash flows generated from operating activities introduces potential risk of an interruption to operating activities. As of December 31, 2022, we have approximately $4.5 million in cash, cash equivalents and short-term marketable securities. Our net working capital was $2.8 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through December 31, 2022, our accumulated deficit was $157.1 million. See Liquidity and Capital Resources under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a more thorough discussion.

We rely on three customers for a significant portion of our revenues. We are reliant upon three customers for a significant portion of our revenue. During 2022 these customers accounted for 29.1%, 24.1% and 12.9% of our revenues, respectively. In 2021, three separate customers accounted for 14.3%, 15.6% and 33.0% of our revenues, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, for InDirect customers this includes the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end user queries and for Direct customers this includes changes in advertising budgets resulting from their own business circumstances. In 2021 and throughout 2022 we onboarded several Direct clients that contributed to revenue growth. We have experienced churn in our Direct customer base where some Direct clients that were material to 2021 were not served or only partially served in 2022 and some Direct clients that were material to 2022 are no longer being served. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients, however, we would likely experience a significant decline in revenue and our business operations could be significantly harmed if we continue to lose material customers or are unable to replace lost clients. The loss of material customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.
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

We are dependent upon relationships with and the success of our supply partners. Our supply partners are very important to our success. We must recruit and maintain partners who are able to drive traffic successfully to their websites and mobile applications, resulting in clicks on advertisements we have delivered. These partners may experience difficulty in attracting and maintaining users for a number of reasons, including competition, rapidly changing markets and technology, industry consolidation and changing consumer preferences. We have experienced a decrease in the number of supply partners and quantity of Internet traffic from supply partners within CampSight beginning in late April 2020. Additionally, we are experiencing turnover in our supply partner network and there can be no assurance traffic levels will increase to prior levels or that we will be able to replace supply partners that have left our network. Further, we may not be able to further develop and maintain relationships with distribution partners. They may be able to make their own deals directly with advertisers, may view us as competitors or may find our competitors offerings more desirable. Any of these potential events could have a material adverse effect on our business, financial position and results of operations.

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

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines and travel bans, intended to control the spread of the virus. The COVID-19 outbreak has already caused severe global disruptions. Beginning in late April 2020, we experienced a significant reduction in demand (marketing budgets) within the CampSight platform and a modest decline in demand within the IntentKey platform, the combination of which resulted in a significant reduction in our revenue run rate. Generally, marketing budgets tend to decline in times of a recession. During 2020, we curtailed expenses, including compensation and travel and issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers and we began to experience interruptions in our daily operations, as a result of these policies. During 2021, we changed our policies and reopened our offices on a limited basis and our revenue has returned to growth on a year over year basis. We maintain long-standing relationships with Yahoo! and Google that provide access to hundreds of thousands of advertisers from which most of our CampSight and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. We will continue to assess the impact of the COVID-19 pandemic on our Company, however, at this time we are unable to predict all possible impacts on our Company, operations and revenues. Should revenues turn downwards or fail to return to historical levels on a consistent basis, we may not be able to offset expenses quickly enough which could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

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

Failure to comply with federal, state and international privacy and data security laws and regulations, or the expansion of current or the enactment of new privacy and data security laws or regulations, could adversely affect our business. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices, and internationally the European Union’s General Data Protection Regulation (GDPR) went into effect in May 2018. Additionally, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures. Certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers, and restricts the ability to use personal California user. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. The existing and soon to be enacted privacy and data security related laws and regulations are evolving and subject to potentially differing interpretations. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, including the GDPR and CCPA, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

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

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. In March 2021, we received an amendment to the agreement that revised the position maintenance requirement for the reporting period of March 31, 2022 to 43 full-time equivalent permanent positions. The agreement also extended the reporting period and position maintenance period an additional year to a total of six years ending on March 31, 2024. As of December 31, 2022, we had 48 full-time employees located in Arkansas. Failure to meet the requirements of the grant after the initial four-year period, may require us to repay a portion of the grant, up to but not to exceed the full amount of the grant. At December 31, 2022, we accrued a contingent liability of $10,000 for the lower than required employment.

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

Ability to maintain our credit facility could impact our ability to access capital in the future. On March 12, 2020 we closed a Loan and Security Agreement with Hitachi Capital America Corp. ("Hitachi") the terms of which are described in this report which replaced our credit facility with Western Alliance Bank. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment which permits us to borrow against eligible accounts receivable and unbilled receivables. The Hitachi Loan and Security Agreement contains certain affirmative and negative covenants to which we are subject. As of December 31, 2022, we were in compliance with these covenants. There are no assurances that we will be able to comply with all the covenants. In the event we violate a covenant, Hitachi may limit or demand all amounts due under the credit facility at any time, including upon an event of default outstanding, if any, to be due and payable. If this occurs and if we have outstanding obligations and are not able to repay, Hitachi could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Significant dilution will occur when outstanding restricted stock unit grants vest. As of December 31, 2022, we had 4,913,339 restricted stock units outstanding. If the restricted stock units vest, dilution will occur to our stockholders, which may be significant.

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

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in Little Rock, AR where we entered into a five-year agreement to lease office space on October 1, 2015 and amended the lease in July 2020 and in February 2021. In July 2020, the lease was amended and renewed for an additional three years. In February 2021, the lease was amended to expire on January 31, 2024. The amended lease is for 7,831 square feet. We also have office space in San Jose, CA where in June 2017, we entered into a five-year agreement to lease 4,801 square feet of office space. This lease was renegotiated in August 2021 and will expire in August 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American LLC under the symbol "INUV.” As of March 3, 2023, there were approximately 421 record owners of our common stock. This amount does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for 2022 and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statements Regarding Forward-Looking Information, Part I. Item 1. Business and Item 1A. Risk Factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Inuvo technology can be consumed both as a managed service and SaaS. For clients, Inuvo has also developed a collection of proprietary websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies. Further, Inuvo also provides Search and Social advertising services through a proprietary set of technologies branded as CampSight.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things ("IOT"), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 19 issued and eight pending patents.

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

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. We are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we had exited our relationship with Hitachi before March 1, 2022, we were obligated to pay Hitachi an exit fee of $50,000. On March 12, 2020, we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy all of our obligations under a credit agreement with Western Alliance Bank. The balance was used for working capital and was repaid in 2020. At December 31, 2022 and 2021, there were no outstanding balances due under the Loan and Security Agreement with Hitachi.

2022 Overview
We grew revenue, added new clients, and increased awareness in 2022. Year-over-year (YOY) revenue was up 26%. Our strategy of bringing together the capabilities of both platforms to serve joint clients was successfully implemented throughout the year. Consequently, we were able to differentiate ourselves even further in the following ways:

•through the development of data warehousing and reporting that serves multi-channel clients;
•by conceiving, building and deploying AI based media-mix predictive technology;
•by extending the AI targeting technology to cable television;
•by incorporating AI based campaign decisions with CampSight;
•through the use of AI for content creation within Bonfire Publishing;
•through the development of a GUI that allows clients to visualize the AI targeting signals;
•by augmenting the AI brain with new concept understanding;

Gross margins declined in 2022 compared to 2021. We reported gross margins of 60% in 2022 compared to 73.4% in 2021, primarily due to change in revenue mix.

The IntentKey and CampSight platforms provide a similar service to clients, where ultimately their purpose is the delivery of high converting consumers to maximize return on advertising spend. The distinction between the platforms is mostly related to the channels each platform serves, programmatic for the IntentKey and social and search for CampSight. As the number of joint clients grows, the need to distinguish between the platforms has diminished.

Results of Operations

	For the Years Ended December 31,
	2022	2021	Change	% Change
Net Revenue	$75,603,745	$59,830,688	$15,773,057	26.4%
Cost of Revenue	30,244,387	15,925,837	14,318,550	89.9%
Gross Profit	$45,359,358	$43,904,851	$1,454,507	3.3%

Net Revenue

We experienced 26% higher YOY revenue for the year ended December 31, 2022 as compared to the same period in 2021. The amount of business served exceeded the prior year across both platforms. Both platforms benefited from the acquisition of new customers, in part as a result of the 2021 agreement with a business development partner discussed in Note 9 to our Consolidated Financial Statements. During 2022, three material clients accounted for 29.1%, 24.1% and 12.9% of our revenue, respectively. In 2021, three separate material clients accounted for 14.3%, 15.6% and 33.0% of our revenue, respectively. In 2021 and throughout 2022 we onboarded several Direct clients that contributed to revenue growth. We have experienced churn in our Direct client base where some Direct clients that were material to 2021 were not served or only partially served in 2022 and some Direct clients that were material to 2022 are no longer being served. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients, however, we would likely experience a significant decline in revenue and our business operations could be significantly harmed if we are unable to replace lost clients.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements using information predicted by the IntentKey platform. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements we serve through CampSight.

CampSight cost of revenue is relatively small and therefore generates a higher gross margin. In recent quarters, the components of the cost of revenue have shifted, as the IntentKey platform revenue becomes a greater percentage of Net Revenue. As CampSight revenue declines as a percent of total Net Revenue, one should expect total gross margin to decrease. Cost of revenue increased 90% in 2022 compared to the prior year due to this shift in revenue and to the acquisition of new customers as mentioned in the Net Revenue section above.

Operating Expenses

	For the Year Ended December 31,
	2022	2021	Change	% Change
Marketing costs	$36,921,139	$33,096,000	$3,825,139	11.6%
Compensation	12,463,095	11,381,279	1,081,816	9.5%
General and administrative	8,624,998	7,198,213	1,426,785	19.8%
Operating expenses	$58,009,232	$51,675,492	$6,333,740	12.3%

Marketing costs consist mostly of traffic acquisition costs and include those expenses required to attract an audience to owned and operated web properties. Marketing costs year ended December 31, 2022 compared to the same period in 2021 increased as the result of higher revenue. In June 2022, we identified some of the advertising we purchased from a prominent advertising network during the quarter ended June 30, 2022 appeared, according to our technology and assessment, to be comprised of invalid advertising clicks. As a result, we refunded $1.5 million to our clients that were impacted by the invalid clicks and reversed any revenue that would have been recognized during the quarter ended June 30, 2022 related to this invalid traffic. In addition, we provided evidence to the network from which we bought the media and demanded a refund of the spend. The network in question immediately launched an internal investigation. We have held back approximately $1.4 million in net payments due until such time as a satisfactory resolution is determined and have not reflected any offsetting adjustment to the related marketing expense and payables. As a result, we have entered into a mediation process with the advertising network. For the time being, the amount held back is recorded as a marketing expense and an accounts payable. The fraud that was discovered was atypical, sophisticated and not common within the network in question. As of December 31, 2022, no invalid traffic associated from the fraud was detected and the recompense from the advertising network is still pending.

Compensation expense was higher for the year ended December 31, 2022 compared to the same time period in 2021 due primarily to higher salaries and benefits. Our total employment, both full and part-time, was 86 at December 31, 2022 compared to 75 at December 31, 2021.

General and administrative costs were higher for the year ended December 31, 2022 compared to the same time period in 2021 primarily due to higher reserve for doubtful accounts, professional fees, travel and entertainment expense, IT costs and insurance expense.

Financing expense, net

Finance expense, net, for the year ended December 31, 2022 was approximately $21 thousand and was primarily due to financing expenses of approximately $59 thousand offset by interest income, net of fees, on marketable securities of approximately $38 thousand.

Finance expense, net, was approximately $87 thousand for the year ended December 31, 2021 and was primarily composed of financing expense on finance lease obligations, the Hitachi Loan and Security Agreement and our marketable securities.
Other (expense) income, net

Other income (expense), net, for the year ended December 31, 2022 was an expense of approximately $436 thousand from net realized and unrealized gains and losses discussed in Note 3 to our Consolidated Financial Statements.

Other income, net, was approximately $257 thousand for the year ended December 31, 2021 and included the reversal of deferred revenue from the contract cancellation of approximately $415 thousand and reversal of an accrued sales reserve of $50 thousand, partially offset by the unrealized losses on trading securities discussed in Note 3 to our Consolidated Financial Statements.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At December 31, 2022, our funds with the investment management company were approximately $2 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2022, we did not issue any shares of common stock or receive any aggregate proceeds from the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

We have focused our resources behind a plan to grow our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

As of December 31, 2022, we have approximately $4.5 million in cash, cash equivalents and short-term marketable securities. Our net working capital was $2.8 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2022 we had a net loss of $13.1 million and net cash outflows from operations of $5.6 million. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature and amounted to approximately $1.7 million for the year ended December 31, 2022. Through December 31, 2022, our accumulated deficit was $157.1 million.

Management plans to support the Company’s future operations and capital expenditures primarily through borrowings from the Hitachi credit facility, until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached.We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the years ended 2022 and 2021:

	2022	2021
Net cash used in operating activities	$(5,573,991)	$(5,276,257)
Net cash used in investing activities	$(1,666,125)	$(4,597,885)
Net cash (used in)/provided by financing activities	$(304,433)	$12,459,441

Cash Flows - Operating

Net cash used in operating activities was $5,573,991 during 2022. We reported a net loss of $13,106,539, which included non-cash expenses; depreciation and amortization of $2,598,957, amortization of right of use assets $103,926 and stock-based compensation of $2,350,314; change in operating assets and liabilities was a net use of cash of $753,111 primarily due to an increase in the accounts receivable balance by $3,119,222, partially offset by an increase in the accounts payable balance of $3,200,086. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables. In recent quarters, we expanded our Direct customer business in part by acquiring new customers (see Note 2). These customers typically require longer credit terms than traditional cents per click ("CPC") based customer, in some cases to 120 days and beyond.

During 2021, cash used in operating activities was $5,276,257. We reported a net loss of $7,600,649 which included the non-cash expenses of depreciation and amortization of $3,143,168, amortization of right of use assets $322,746 and stock-based compensation expenses of $2,179,254. The change in operating assets and liabilities was a net use of cash of $3,077,525.

Cash Flows - Investing

Net cash used in investing activities was $1,666,125 and $4,597,885 for 2022 and 2021, respectively. Cash used in investing activities in 2022 and 2021 consisted of capitalized internal development costs and purchase of marketable securities.

Cash Flows - Financing

Net cash used in financing was $304,433 during 2022.

Net cash provided by financing activities was $12,459,441 in 2021, primarily from proceeds from the sale of common stock.

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

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We perform an impairment test annually as of December 31, 2022. As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount. We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

Intangible Assets - We allocate a portion of the purchase price of acquisitions to identifiable intangible assets and we amortize definite-lived assets over their estimated useful lives. We consider our indefinite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Trade names are not amortized as they are believed to have an indefinite life. Trade names are reviewed annually for impairment under ASC 350. We also acquire intangible assets outside of acquisitions and record them at their fair value and amortize them over their estimated useful lives. We recorded no impairment of intangible assets during 2022 or 2021.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2022, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022 our internal controls over financial reporting were effective.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

N/A

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2023 Annual Meeting of Shareholders to be filed on or prior to April 30, 2023 (the “Proxy Statement”) and is incorporated herein by this reference.

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

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020	10-Q	11/9/20	3(i)8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
4.1	Description of Securities	10-K	2/11/21	4.1
10.1	Google Services Agreement effective March 1, 2017 by and between Vertro, Inc. and Google Inc. ***	8-K/A	6/7/17	10.27
10.2	Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of February 24, 2021 and effective as of March 1, 2021*	8-K	3/1/21	10.1
10.3	Amendment Number One to Google Services Agreement effective March 1, 2019 ***	10-K	3/15/19	10.19
10.4	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.5	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.6	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.7	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24
10.8	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.9	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.10	Amendment #15 to Yahoo! Publisher Contract dated May 9, 2018	8-K	5/15/18	10.1
10.11	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1

10.12	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract	10-K	3/15/19	10.6
10.13	Amendment #28 to the Yahoo! Publisher Network Contract #1-19868214, dated as of November 11, 2020***	8-K	11/16/20	10.1
10.14	Form of Indemnification Agreement with Directors of Inuvo, Inc.	10-Q	11/7/18	10.5
10.15	2017 Equity Compensation Plan	DEF14A	4/28/17	A
10.16	Amendment No. 1 to the 2017 Equity Compensation Plan	DEF14	9/3/19	B
10.17	Amendment No. 2 to the 2017 Equity Compensation Plan	DEF14	5/2/22	A
10.18	2017 Equity Compensation Plan Non-Qualified Stock Option Agreement	10-Q	8/15/22	10.2
10.19	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission	10-K	3/13/13	10.23
10.20	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission..	10-K	3/13/13	10.24
10.21	Amendment to Grant Reimbursement Agreement, dated March 2021, with the Arkansas Economic Development Commission.	10-K	3/17/21	10.21
10.22	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/12	10.2
10.23	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/12	10.4
10.24	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris	8-K	3/6/12	10.5
10.25	Loan and Security Agreement dated February 28, 2020 effective March 12, 2020 by and between Inuvo, Inc. and its subsidiaries and Hitachi Capital America Corp.	8-K	3/17/20	10.1
10.26	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
10.27	Form of Subscription Agreement	8-K	4/01/20	10.1
10.28	2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	2/11/21	10.29
10.29	Sales Agreement, dated May 28, 2021 by and between A.G.P./Alliance Global Partners and Inuvo, Inc.	8-K	5/28/21	1.1
16.1	Letter of Mayer Hoffman McCann P.C. dated November 23, 2021	8-K	11/24/21	16.1
21.1	Subsidiaries of the Registrant	10-K	2/11/21	21.1
23.1	Consent of EisnerAmper LLP, PCAOB FIRM ID 274				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments).				Filed

*	The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

Item 16. Form 10-K Summary

The Company has elected not to provide this optional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

March 9, 2023	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors, Chief Executive Officer, and principal executive officer	March 9, 2023
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer, principal financial and accounting officer	March 9, 2023
Wallace D. Ruiz

/s/ Jonathon Bond	Director	March 9, 2023
Jonathon Bond

/s/ Gordon J. Cameron	Director	March 9, 2023
Gordon J. Cameron

/s/ Kenneth Lee	Director	March 9, 2023
Kenneth Lee

/s/ Charles D. Morgan	Director	March 9, 2023
Charles D. Morgan

 INUVO, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue recognition

As described in Note 2 to the financial statements, the Company recognizes revenue when services are provided to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company evaluated the need to perform a reassessment of the consideration it expects to receive from a customer representing approximately $18 million in revenue for the year ended December 31, 2022 and approximately $6.7 million as of December 31, 2022.

We have identified the Company’s evaluation of the need to perform a reassessment of collectability of amounts due from a customer during the performance of services as a critical audit matter. This in turn led to a high degree of auditor judgement, subjectivity and effort in performing procedures for evaluating management’s analysis and conclusion of whether or not changes in facts and circumstances of the customer were so significant to require reassessment of collectability.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included gaining an understanding of the controls relating to revenue recognition and gaining an understanding of management’s process for monitoring and evaluating the collectability of amounts under contracts with customers. We also tested management’s judgement that a reassessment of collectability was not required by evaluating the results from accounts receivable confirmation procedures, communications between the customer and management, cash receipts received by the company during and subsequent to the customer relationship period, and limited inquiry of the underlying customer financial information.

Goodwill impairment analysis

As described in Note 2 to financial statements, the Company performs an impairment test of Goodwill annually by comparing fair value of the Company’s reporting unit to its carrying value. Fair value is determined using various accepted valuation methodologies. These valuation methodologies utilize growth rates, market multiples and management projections of financial information, which involved significant assumptions and judgment from management relative to expected performance of the Company. Fair value of the reporting unit was estimated using a market approach that incorporated guideline public company multiples and normalized forecasted operating results for the reporting unit. Management’s assumptions in estimating fair value include projected revenues, gross margins, marketing, selling and administrative expenses, capital expenditures, earnings, working capital assumptions, growth rates and market multiples. The gross balance of goodwill was $9.8 million as of December 31, 2022 and no impairments were identified as a result of the Company’s impairment analysis.

We have identified the goodwill impairment analysis as a critical audit matter due to the significant judgment by management when developing the fair value estimate of their reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures for evaluating management’s significant assumptions related to projected revenue, gross margins, marketing, selling and administrative expenses, capital expenditures, earnings, working capital assumptions, growth rates and market multiples; and audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included gaining an understanding of the controls relating to management’s goodwill impairment analysis, including controls over the valuation of its reporting unit, testing management’s process for developing the fair value estimate of its reporting unit, evaluating whether the market approach for valuation was appropriate, testing the completeness and accuracy of underlying data used in management’s estimates, and evaluating the reasonableness of significant assumptions used by management related to the projected financial information, growth rates and market multiples of its reporting unit. Evaluating the reasonableness of management’s significant assumptions involved performing inquiries of management, considering current economic conditions, industry trends, and recent operating results of the reporting unit and determining whether the assumptions used by management were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation models utilized and for the evaluation of the reasonableness of management’s significant assumptions related to working capital assumption, growth rates, and market multiples, as applicable.

Liquidity

As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $13.1 million and net cash outflows from operations of $5.6 million for the year ended December 31, 2022. At December 31, 2022, the Company believes its cash and cash equivalents and marketable investment securities will be sufficient to fund the Company’s planned operations for at least a year beyond the date of the issuance of the consolidated financial statements.

We identified liquidity as a critical audit matter due to the subjective judgments required of management in developing its business plan with forecasted cash flows and the contemplation of additional long-term financing arrangements to meet its liquidity needs for a year beyond the date of the issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the evidence supporting the cash flow forecasts and assess the reasonableness of the estimates and assumptions in supporting the liquidity conclusion. Additionally, the relevance of management's liquidity conclusion to the users of the consolidated financial statements also impacted our assessment of these circumstances as a critical audit matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the financial statements. The procedures we performed included testing the existence of the total liquid assets at December 31, 2022; evaluating the reasonableness of the amounts and timing of revenue forecasted; evaluating the reasonableness of the amounts and timing of payments of forecasted cost of revenue, marketing costs, compensation and general and administrative expenses; reconsidering certain prior management forecasted amounts to evaluate whether those forecasted amounts approximated the ultimate actual results; understanding the nature and the terms and conditions of existing and planned financing arrangements, and evaluating the adequacy of the Company’s disclosure of these circumstances in the consolidated financial statements.

/s/ EisnerAmper, LLP

We have served as the Company’s auditor since 2021.

March 9, 2023
Iselin, NJ

Inuvo, Inc.
Consolidated Balance Sheets
For the Years Ended December 31,

	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,931,415	$10,475,964
Marketable securities - short term	1,529,464	1,927,979
Accounts receivable, net of allowance for doubtful accounts of $1,440,678 and $202,904, respectively	11,119,892	9,265,813
Prepaid expenses and other current assets	798,977	1,408,186
Total current assets	16,379,748	23,077,942

Property and equipment, net	1,668,972	1,506,766
Other assets
Right of use assets - operating lease	310,162	641,306
Right of use assets - finance lease	168,750	201,902
Referral and support services agreement advance	800,000	1,100,000
Marketable securities - long term	660,126	859,512
Intangible assets, net of accumulated amortization	5,649,291	6,720,585
Goodwill	9,853,342	9,853,342
Other assets	66,919	35,720
Total other assets	17,508,590	19,412,366
Total assets	$35,557,310	$43,997,074

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,044,802	$4,844,716
Accrued expenses and other current liabilities	5,162,458	5,374,391
Lease liability - operating lease	287,523	340,478
Lease liability - finance lease	101,003	102,954
Total current liabilities	13,595,786	10,662,539

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	23,878	300,827
Lease liability - finance lease	70,597	105,411
Other long-term liabilities	10,733	13,302
Total long-term liabilities	212,208	526,540

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 120,137,124 and 118,747,447 respectively;	120,138	118,748
Additional paid-in capital	178,771,604	176,586,529
Accumulated other comprehensive income	(84,868)	53,737
Accumulated deficit	(157,057,558)	(143,951,019)
Total stockholders' equity	21,749,316	32,807,995
Total liabilities and stockholders' equity	$35,557,310	$43,997,074

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31,

	2022	2021
Net revenue	$75,603,745	$59,830,688
Cost of revenue	30,244,387	15,925,837
Gross profit	45,359,358	43,904,851
Operating expenses:
Marketing costs	36,921,139	33,096,000
Compensation	12,463,095	11,381,279
General and administrative	8,624,998	7,198,213
Total operating expenses	58,009,232	51,675,492
Operating loss	(12,649,874)	(7,770,641)
Financing, other	(21,111)	(86,983)
Other (expense)/income, net	(435,554)	256,975
Net loss	$(13,106,539)	$(7,600,649)
Other comprehensive income
Unrealized (loss)/gain on marketable securities	(138,605)	53,737
Comprehensive loss	$(13,245,144)	$(7,546,912)

Per common share data:
Basic and diluted
Net loss	$(0.11)	$(0.06)

Weighted average shares:
Basic	119,826,036	117,613,845
Diluted	119,826,036	117,613,845

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Stock
Balances as of December 31, 2020	98,035,829	$98,036	$161,541,448	$(136,350,370)	—	$25,289,114
Net loss	—	—	—	(7,600,649)	—	(7,600,649)
Unrealized gain on debt securities	—	—	—	—	53,737	53,737
Stock-based compensation	—	—	2,179,254	—	—	2,179,254
Proceeds from exercise of options			1,569		—	1,569
Stock issued for vested restricted stock awards	1,696,467	1,696	(1,696)	—	—	—
Sale of common stock, net of issuance cost	19,015,151	19,016	13,118,484	—	—	13,137,500
Shares withheld for taxes on vested restricted stock	—	—	(272,049)	—	—	(272,049)
Stock warrants issued for referral agreement			19,519		—	19,519
Balances as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	$53,737	$32,807,995
Net loss	—	—	—	(13,106,539)	—	(13,106,539)
Unrealized loss on debt securities	—	—	—	—	(138,605)	(138,605)
Stock-based compensation	—	—	2,350,314	—	—	2,350,314
Stock issued for vested restricted stock awards	1,389,677	1,390	(1,390)	—	—	—
Shares withheld for taxes on vested restricted stock	—	—	(196,892)	—	—	(196,892)
Stock warrants issued for referral agreement	—	—	33,043	—	—	33,043
Balances as of December 31, 2022	120,137,124	$120,138	$178,771,604	$(157,057,558)	$(84,868)	$21,749,316

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021

	2022	2021
Operating activities:
Net loss	$(13,106,539)	$(7,600,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,598,957	3,143,168
Amortization of Right of Use Assets-Finance Leases	103,926	322,746
Stock based compensation	2,350,314	2,179,254
Loss on marketable securities	435,554	266,762
Amortization of financing fees	2,500	12,500
Provision for doubtful accounts	1,265,143	7,487
Stock warrant expense	33,043	—
Derecognition of contingencies	(10,000)	(110,000)
Third party rights agreement termination	—	(420,000)
Change in operating assets and liabilities:
Accounts receivable	(3,119,222)	(3,045,690)
Referral and support services agreement advance	300,000	(1,100,000)
Prepaid expenses, unbilled revenue and other assets	578,009	(992,978)
Accounts payable	3,200,086	796,456
Accrued expenses and other liabilities	(205,762)	1,264,687
Net cash used in operating activities	(5,573,991)	(5,276,257)
Investing activities:
Purchases of equipment and capitalized development costs	(1,689,869)	(1,597,369)
Purchase of marketable securities	(1,693,963)	(3,143,000)
Proceeds from the sale of marketable securities	1,717,707	142,484
Net cash used in investing activities	(1,666,125)	(4,597,885)
Financing activities:
Proceeds from sale of common stock, net of expenses	—	13,137,500
Payments on finance/capital leases	(107,539)	(257,679)
Net taxes paid on RSU grants exercised	(196,894)	(272,049)
Proceeds from exercise of options	—	1,569
SBA loan repayment	—	(149,900)
Net cash (used in)/provided by financing activities	(304,433)	12,459,441

Net change – cash	(7,544,549)	2,585,299
Cash, beginning of year	10,475,964	7,890,665
Cash, end of year	$2,931,415	$10,475,964

Supplemental information:
Interest paid	$18,612	$55,476
Non-cash investing and financing activities:
Assets purchased under finance lease obligations	$70,774	$125,825
Assets purchased under operating lease obligations	$—	$344,311

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021

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

Inuvo technology can be consumed both as a managed service and software-as-a-service. For clients, Inuvo has also developed a collection of proprietary websites collectively branded as Bonfire Publishing where content is created specifically to attract qualified consumer traffic for clients through the publication of information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These sites also provide the means to market test various Inuvo advertising technologies. Further, Inuvo also provides Search and Social advertising services through a proprietary set of technologies branded as CampSight.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things ("IOT"), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 19 issued and eight pending patents.

Liquidity

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At December 31, 2022, our funds with the investment management company were approximately $2 million and were invested in cash equivalent accounts and marketable debt and equity securities. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2022, we did not issue any shares of common stock or receive any aggregate proceeds from the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

We have focused our resources behind a plan to grow our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

As of December 31, 2022, we have approximately $4.5 million in cash, cash equivalents and short-term marketable securities. Our net working capital was $2.8 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2022 we had a net loss of $13.1 million and net cash outflows from operations of $5.6 million. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature and amounted to approximately $1.7 million for the year ended December 31, 2022. Through December 31, 2022, our accumulated deficit was $157.1 million.

Management plans to support the Company’s future operations and capital expenditures primarily through borrowings from the Hitachi credit facility, until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached.We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

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

Revenue recognition - We generate revenue by identifying audiences and presenting advertisements on behalf of our customers. We may contract directly with a brand, a Direct Customer or we may serve a brand through a contract with an agency, an Indirect Customer. Revenue is recognized when services are provided to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. We charge our customers on a cents per thousand (CPM) basis, CPC basis, or as a specific dollar charge. Revenue billed as CPM is generally programmatic digital advertising and is performed under a contract known as an Insertion Order (“IO”). Programmatic digital advertising revenue is recognized in part or fully in the period the IO is partially or fully executed. Revenue earned from placing an ad or an impression on websites, some of which we own, may be on a CPM or CPC basis. We recognize revenue from ad placement and serving impressions in the period in which they occur. The Company settles ad placement and CPC transactions with its customers net of any adjustments for poor traffic quality. Payments to advertising exchanges that provide access to digital inventory and to a lesser extent, payments to website publishers and app developers that host advertisements we serve are recognized as cost of revenue.

	For the twelve months ended December 31,
	2022	2021
Direct customers	$36,226,223	$20,922,750
Indirect customers	39,248,224	38,492,280
Consulting Services and other	129,298	415,658
Total	$75,603,745	$59,830,688

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,527,663 and $1,277,664, respectively, for the years ended December 31, 2022 and 2021.

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

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We perform an impairment test annually as of December 31, 2022. As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount.

We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

We determined there was no impairment of goodwill during 2022 and 2021.

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

We recorded no impairment of intangible assets during 2022 or 2021.

See Note 6, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation for a significant portion of the net deferred tax assets as of December 31, 2022 and 2021.

We have adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties and interest for the years ended December 31, 2022 and 2021

Impairment of long-lived assets - In accordance with ASC 360, Property, Plant and Equipment, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of the carrying amount to future undiscounted cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value.

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

See Note 11, Stock-Based Compensation, for further details on our stock awards.

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

As of December 31, 2022, there were 48 employees in Arkansas, two employees under the required 50. As such, we recorded a contingent liability $10,000.

As of December 31, 2021, there were 41 employees in Arkansas, two employees under the required 43. As such, we recorded a contingent liability $10,000.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2022 and 2021 and therefore, shares associated with stock options, restricted stock and convertible debt are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

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

Customer concentrations - In 2022, we had three individual customers with revenue concentration greater than 10% of our total revenue combining for 66.1% of the total revenue. At December 31, 2022, we had two customers greater than 10% of our total accounts receivable balance combing for a total of 63.3%.

In 2021, we had three individual customers with revenue concentration greater than 10% of our total revenue combining for 62.9% of the total revenue. At December 31, 2021, we had four customers greater than 10% of our total accounts receivable balance combining for a total of 56.7%.

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

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type as of December 31, 2022 and 2021 were as follows:

	Investment Assets at Fair Value		Investment Assets at Fair Value
	As of December 31, 2022		As of December 31, 2021
	Level 1	Total	Level 1	Total

Debt securities	$936,563	$936,563	$959,207	$959,207
Equity securities	1,253,027	1,253,027	1,828,284	1,828,284
Cash equivalents	801	801	5,222,759	5,222,759
Total Investments at Fair Value	$2,190,391	$2,190,391	$8,010,250	$8,010,250

	As of December 31, 2022			As of December 31, 2021
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value

Marketable securities
Debt securities	$1,021,431	$(84,868)	$936,563	$905,470	$53,737	$959,207
Equity securities	1,776,773	(523,746)	1,253,027	2,100,305	(272,021)	1,828,284
Total marketable securities			$2,189,590			$2,787,491

The realized loss on the securities as of December 31, 2022 was approximately $181,000.

Note 4 – Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2022 and 2021:

	2022	2021
Balance at the beginning of the year	$202,904	$209,667
Provision for bad debts	1,265,143	7,487
Charge-offs	(27,369)	(16,154)
Recoveries	—	1,904
Balance at the end of the year	$1,440,678	$202,904

During 2022, we expanded our Direct customer business by 73% due in part by acquiring new customers (see Note 2). These customers typically require longer credit terms than traditional CPC based customers. One of these Direct customers was a significant portion, 24.1% of our total revenue, and has stretched its payments to 120 days and beyond. Though the customer is paying amounts due and has significantly reduced the balance since year end, management believed it to be prudent to increase the allowance for doubtful accounts.

Note 5– Property and Equipment

The net carrying value of property and equipment at December 31, 2022 and 2021 was as follows:

	2022	2021
Furniture and fixtures	$293,152	$293,152
Equipment	1,265,752	1,164,671
Capitalized labor	14,503,608	12,914,820
Leasehold improvements	458,885	458,885
Subtotal	16,521,397	14,831,528
Less: accumulated depreciation and amortization	(14,852,425)	(13,324,762)
Total	$1,668,972	$1,506,766

Depreciation expense was $1,527,663 and $1,277,664, respectively, for the years ended December 31, 2022 and 2021.

Note 6 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2022:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2022 Amortization

Customer list, Google	20 years	$8,820,000	$(4,777,500)	$4,042,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	60,000
Customer list, ReTargeter	5 years	1,931,250	(1,319,688)	611,562	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	26,794
Brand name, ReTargeter	5 years	643,750	(439,896)	203,854	128,750
Customer relationships	20 years	570,000	(168,625)	401,375	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(11,915,709)	$5,649,291	$1,071,294

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2021:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2021 Amortization
Customer list, Google	20 years	$8,820,000	$(4,336,500)	$4,483,500	$441,000
Technology	5 years	3,600,000	(3,540,000)	60,000	720,000
Customer list, ReTargeter	5 years	1,931,250	(933,438)	997,812	386,250
Customer list, all other	10 years	1,610,000	(1,583,206)	26,794	161,004
Brand name, ReTargeter	5 years	643,750	(311,146)	332,604	128,750
Customer relationships	20 years	570,000	(140,125)	429,875	28,500
Tradenames, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(10,844,415)	$6,720,585	$1,865,504

Goodwill, total		$9,853,342	$—	$9,853,342	$—
___________

(1)The trade names related to our web properties have an indefinite life, and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2023	$984,500
2024	769,917
2025	469,500
2026	469,500
2027	469,500
Thereafter	2,096,374
Total	$5,259,291

Note 7 - Bank Debt

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (i) the lesser of 75% of the aggregate Unbilled Accounts Receivable or 50% of the amount available to borrow under (i), up to the maximum credit commitment. The amount available to borrow as of December 31, 2022 was approximately $4.8 million. The interest rate of 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest are due on demand.

We agreed to pay Hitachi a commitment fee of $50,000, with one half due upon the execution of the agreement and the balance due six months thereafter. Thereafter, we are obligated to pay Hitachi a commitment fee of $15,000 annually. We are also obligated to pay Hitachi a quarterly service fee of 0.30% on the monthly unused amount of the maximum credit line. In addition to a $2,000 document fee we have paid to Hitachi, if we had exited our relationship with Hitachi before March 1, 2022, we were obligated to pay Hitachi an exit fee of $50,000. On March 12, 2020, we drew $5,000,000 under this agreement, using $2,959,573 of these proceeds to satisfy existing debt obligations and the balance was used for working capital. At December 31, 2022 and 2021, there were no outstanding balances due under the Loan and Security Agreement.

Note 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2022 and 2021:

	2022	2021
Accrued marketing costs	$3,321,598	$4,267,980
Accrued expenses and other	1,044,664	956,998
Accrued commissions and payroll	782,441	121,533
Arkansas grant contingency	10,000	10,000
Accrued taxes, current portion	3,755	17,880
Total	$5,162,458	$5,374,391

Note 9 - Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded as a current asset. The advance is being amortized as marketing expenses over five years. As of December 31, 2022, $400,000 has been amortized and the balance is $800,000. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 12 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity. In April 2022, we agreed to Amendment No. 2 to the agreement. The amendment replaced the quarterly support fees with a commission on quarterly cumulative programmatic revenue. The amendment also revised the cumulative target media spend and the associated commission. The total amount of commission recognized for the year ended December 31, 2022 was approximately $645,000.

Note 10 - Income Taxes

The provision for income taxes consists of the following at December 31, 2022 and 2021:

	2022	2021
Current tax provision	$—	$—
Deferred tax benefit	—	—
Total tax benefit	$—	$—

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2022	2021
Federal statutory rate	21%	21%
State income tax rate, net of federal benefit	3%	2%
Permanent differences	—%	2%
Change in valuation allowance	(24%)	(25%)
	—%	—%

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

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for a significant portion of the net deferred tax assets that may not be realized as of December 31, 2022 and 2021.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Net operating loss carry forward	$36,506,618	$33,727,960
Intangible assets	543,000	585,500
Accrued expense	287,600	239,800
Deferred rent	3,000	3,800
Allowance for doubtful accounts	403,800	56,900
Stock compensation expense	869,900	610,900
Unrecognized Income/Loss	122,100	—
Other	373,100	351,500
Subtotal	39,109,118	35,576,360
Less valuation allowance	(37,976,018)	(33,988,760)
Total	1,133,100	1,587,600
Deferred tax liabilities:
Intangible assets and property and equipment	1,242,200	1,373,300
Other	(2,100)	321,300
Total	1,240,100	1,694,600
Total deferred tax liabilities	$(107,000)	$(107,000)

The net operating losses amounted to approximately $101,260,617 and expire beginning 2023 through 2037. Included in the federal net operating loss carryforwards are $22.5 million generated from 2018 to 2022 that will not expire and are limited to offset 80% of our taxable income for years beginning after December 31, 2020.

As of December 31, 2022, the Company has a net deferred tax liability of $107,000. The net deferred tax liability is due to goodwill that is amortized for tax purposes and a trade name that has an indefinite life, of which both are not being amortized for book purposes.

The deferred tax liability relating to goodwill can only be offset up to 80% by NOLs generated in tax years ending December 31, 2018 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2022 will be recorded.

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

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP increasing the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of December 31, 2022, the total number of shares of our common stock reserved for issuance under the 2017 ECP was 24,550,000.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $2,350,314 and $2,179,254 for the years ended December 31, 2022 and 2021, respectively. Total compensation cost not yet recognized at December 31, 2022 was $2,323,398 to be recognized over a weighted-average recognition period of one year.

The following table summarizes the stock grants outstanding under our 2017 ECP plan as of December 31, 2022:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
Total	100,000	4,913,339	4,560,799	14,975,862	24,550,000

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

The following table summarizes our stock option activity during 2022:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,500	$0.56
Stock options, granted	100,000	$0.52
Stock options exercised	—	$—
Stock options canceled	1,500	$0.56
Outstanding, end of year	100,000	$0.52
Exercisable, end of year	—	$—

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

The following table summarizes the weighted average assumptions for our granted options and RSUs.

	Options	RSUs
Award/Strike Price	$0.52	$—
Market Price	$0.52	$0.41
Volatility	107%	—%
Dividend Yield	—%	—%
Expected Life	5.5 years	0 years
Risk Free Rate	3%	—%

The following table summarizes our restricted stock unit activity for 2022:

	Restricted Stock Unit	Weighted Average Fair Value
Outstanding, beginning of year	3,960,001	$1.33
Granted	2,960,000	$0.41
Vested	(1,826,661)	$1.34
Forfeited	(180,001)	$0.95
Outstanding, end of year	4,913,339	$0.79

Note 12 – Stockholders' Equity

Common Stock

On January 19, 2021, we raised $8 million in gross proceeds, before expenses, through the sale of our common stock, and on January 22, 2021, we raised $6.25 million in gross proceeds, before expenses, through sales of our common stock.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 9 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed on a ratable basis over the vesting period of each tranche. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. For the twelve months ended December 31, 2022, we recognized approximately $33 thousand in expense.

Earnings per Share

During the 2022 and 2021, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee's contributions to the plan up to the first four of the employee's annual salary. The matching contribution for the years ended 2022 and 2021 was $292,825 and $260,540, respectively.

Note 14 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from two years to four years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are also listed as separate line items on our consolidated balance sheets. As of December 31, 2022 and December 31, 2021, total operating and financed right-of-use assets were $310,162 and $168,750, and $641,306 and $201,902, respectively.

For the years-ended December 31, 2022 and 2021, we recorded $103,926 and $322,747 in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities for are as follows:

December 31, 2022
Cash paid for operating lease liabilities	$427,565
Weighted-average remaining lease term	2.97 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2022
2023	$303,172
2024	16,236
2025	5,251
2026	1,590
326,249
Less imputed interest	(14,848)
Total lease liabilities	$311,401

Information related to our financed lease liabilities are as follows:

December 31, 2022
Cash paid for finance lease liabilities	$146,586
Weighted-average remaining lease term	2.0 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2022
2023	$105,655
2024	56,180
2025	18,491
180,326
Less imputed interest	(8,726)
Total lease liabilities	$171,600

Note 15 - Related Parties

A board member of the Company is employed by the investment company that is the financial advisor and custodian of the Company’s marketable securities. Marketable securities were $2,189,590 and $2,787,491 as of December 31, 2022 and 2021, respectively. The fees paid to the financial advisor were not material.

In addition, a board member of the Company is also a minority shareholder and consultant to one of the Company’s largest customers during 2022. Revenue from this customer was approximately $18.3 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively, and accounts receivable was approximately $6.7 million as of December 31, 2022.

Note 16 - Subsequent Event

On March 1, 2023, Inuvo, Inc. (“Inuvo”) entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (hereinafter referred to, as amended, as the “Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”).

Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 80% of the aggregate Eligible Accounts Receivable (which may increase to 85% if certain conditions are met), up to the maximum credit commitment of $5,000,000.

We will pay Hitachi monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject.

We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we should repay the amounts due under the Agreement (i) before February 28, 2024, we are obligated to pay MHCA an exit fee of $50,000, or (ii) after February 28, 2024 but before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000.