Form 10-Q
period 2023-03-31
Inuvo, Inc.
filed 2023-05-04
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	April 28, 2023
Common Stock	121,641,455

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission ("SEC") on March 9, 2023 and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “first quarter 2023” means for the three months ended March 31, 2023, “first quarter 2022” means for the three months ended March 31, 2022, “2022” means the fiscal year ended December 31, 2022 and “2023” means the fiscal year ending December 31, 2023. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,969,583	$2,931,415
Marketable securities - short term	—	1,529,464
Accounts receivable, net of allowance for doubtful accounts of $1,401,803 and $1,440,678, respectively.	9,120,826	11,119,892
Prepaid expenses and other current assets	970,411	798,977
Total current assets	12,060,820	16,379,748

Property and equipment, net	1,687,309	1,668,972
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	5,403,166	5,649,291
Referral and support services agreement advance	725,000	800,000
Marketable securities - long term	—	660,126
Right of use assets - operating lease	220,740	310,162
Right of use assets - finance lease	138,108	168,750
Other assets	66,919	66,919
Total other assets	16,407,275	17,508,590

Total assets	$30,155,404	$35,557,310

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,506,837	$8,044,802
Accrued expenses and other current liabilities	4,932,916	5,162,458
Line of credit	592,868	—
Lease liability - operating lease	209,658	287,523
Lease liability - finance lease	86,276	101,003
Total current liabilities	11,328,555	13,595,786

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	12,322	23,878
Lease liability - finance lease	50,857	70,597
Other long-term liabilities	7,253	10,733
Total long-term liabilities	177,432	212,208

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 121,640,362 and 120,137,124, respectively.	121,641	120,138
Additional paid-in capital	179,025,439	178,771,604
Accumulated other comprehensive loss	—	(84,868)
Accumulated deficit	(160,497,663)	(157,057,558)
Total stockholders' equity	18,649,417	21,749,316
Total liabilities and stockholders' equity	$30,155,404	$35,557,310

            See accompanying notes to the consolidated financial statements.
1

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net revenue	$11,847,440	$18,609,367
Cost of revenue	3,190,563	8,661,506
Gross profit	8,656,877	9,947,861
Operating expenses
Marketing costs	7,087,550	7,169,449
Compensation	3,422,841	3,157,706
General and administrative	1,581,889	1,726,672
Total operating expenses	12,092,280	12,053,827
Operating loss	(3,435,403)	(2,105,966)
Financing expense, net	(19,120)	(999)
Other income, net	14,418	17,702
Net loss	(3,440,105)	(2,089,263)
Other comprehensive income
Unrealized gain (loss) on marketable securities	84,868	(98,156)
Comprehensive loss	$(3,355,237)	$(2,187,419)

Per common share data
Basic and diluted:
Net loss	$(0.03)	$(0.02)

Weighted average shares
Basic	120,970,597	119,282,114
Diluted	120,970,597	119,282,114

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(3,440,105)	$(2,089,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639,026	689,712
Depreciation-Right of Use Assets - Financing	30,642	24,259
Stock based compensation	432,084	671,158
Grant expense	5,000	(10,000)
Amortization of financing fees	2,083	2,500
Recovery of doubtful accounts	(38,875)	(81,753)
Gain on marketable securities	(14,418)	(17,702)
Stock warrant expense	(9,874)	12,483
Change in operating assets and liabilities:
Accounts receivable	2,037,941	(702,421)
Referral and support services agreement advance	75,000	75,000
Prepaid expenses, unbilled revenue and other current assets	(171,434)	(849,218)
Accrued expenses and other liabilities	(240,104)	(977,599)
Accounts payable	(2,537,965)	(327,918)
Net cash used in operating activities	(3,230,999)	(3,580,762)
Investing activities:
Purchases of equipment and capitalized development costs	(411,238)	(466,634)
Purchase of marketable securities	—	(1,081,080)
Proceeds from the sale of marketable securities	2,288,876	548,589
Net cash provided by (used in) investing activities	1,877,638	(999,125)
Financing activities:
Net proceeds from line of credit	592,868	—
Payments on finance lease obligations	(34,467)	(24,407)
Net taxes paid on restricted stock unit grants exercised	(166,872)	(128,521)
Net cash provided by/(used in) financing activities	391,529	(152,928)
Net change – cash	(961,832)	(4,732,815)
Cash and cash equivalent, beginning of year	2,931,415	10,475,964
Cash and cash equivalent, end of period	$1,969,583	$5,743,149
Supplemental information:
Interest paid	$29,953	$7,782

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Three Months Ended March 31,

2023
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stock
Balance as of December 31, 2022	120,137,124	$120,138	$178,771,604	$(157,057,558)	$(84,868)	21,749,316
Net loss				(3,440,105)		(3,440,105)
Unrealized gain on debt securities					84,868	84,868
Stock-based compensation			432,084			432,084
Stock issued for vested restricted stock awards	1,503,238	1,503	(1,503)			—
Shares withheld for taxes on vested restricted stock			(166,872)			(166,872)
Reversal of expense related to a change in warrant vesting			(9,874)			(9,874)
Balance as of March 31, 2023	121,640,362	$121,641	$179,025,439	$(160,497,663)	$—	$18,649,417

2022
	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stock
Balance as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	$53,737	$32,807,995
Net loss				(2,089,263)		(2,089,263)
Unrealized loss on debt securities					(98,156)	(98,156)
Stock-based compensation			671,158			671,158
Stock issued for vested restricted stock awards	1,059,755	1,060	(1,060)			—
Shares withheld for taxes on vested restricted stock			(128,520)			(128,520)
Stock warrants issued for referral agreement			12,483			12,483
Balance as of March 31, 2022	119,807,202	$119,808	$177,140,590	$(146,040,282)	$(44,419)	$31,175,697

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

Liquidity
Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 - Bank Debt.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $14,611,900. During the year ended December 31, 2021 and through March 31, 2023, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

As of March 31, 2023, we have approximately $2 million in cash and cash equivalents. Our net working capital was $732 thousand. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through March 31, 2023, our accumulated deficit was $160.5 million.

Management plans to support the Company’s future operations and capital expenditures primarily through borrowings from the credit facility until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Customer concentration

For the three-month period ending March 31, 2023, three customers accounted for 66.3% of our overall revenue at 26.4%, 25.3% and 14.6%. Those same three customers accounted for 24.0% of our gross accounts receivable balance as of March 31, 2023. For the three-month period ending March 31, 2022, four customers accounted for 67.0% of our overall revenue at 22.0%, 18.2%, 14.5% and 12.3%, respectively. As of March 31, 2022, the same customers accounted for 64.1% of our gross accounts receivable balance.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023.

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
We may contract directly with a brand, a Direct Customer or we may serve a brand through a contract with an agency, an
Indirect Customer. Revenue is recognized when services are provided to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. We charge our customers on a cents per thousand (CPM) basis, cost per click ("CPC") basis, or as a specific dollar charge. Revenue billed as CPM is generally programmatic digital advertising and is performed under a contract known as an Insertion Order (“IO”). Programmatic digital advertising revenue is recognized in part or fully in the period the IO is partially or fully executed. Revenue earned from placing an ad or an impression on websites, some of which we own, may be on a CPM or CPC basis. We recognize revenue from ad placement and serving impressions in the period in which they occur. The Company settles ad placement and CPC transactions with its customers net of any adjustments for poor traffic quality. Payments to advertising exchanges that provide access to digital inventory and to a lesser extent, payments to website publishers and app developers that host advertisements we serve are recognized as cost of revenue.

The following table provides revenues for Direct Customers, Indirect Customers and Consulting during the periods presented.

	For the Three Months Ended March 31,
	2023		2022
Direct Customers	$3,919,774	33.1%	$10,725,569	57.6%
Indirect Customers	7,913,190	66.8%	7,839,110	42.2%
Consulting	14,476	0.1%	44,688	0.2%
Total	$11,847,440	100%	$18,609,367	100%

Recently Adopted Accounting Pronouncements

On January 1, 2023, we adopted Accounting Standards Code (ASC) No. 326, Financial Instruments-Credit Losses. ASC 326 requires a financial asset (loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financials assets not excluded from scope) measured at amortized cost basis to be presented at the net amount expected to be collected. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

	Investment Assets at Fair Value		Investment Assets at Fair Value
	As of March 31, 2023		As of December 31, 2022
	Level 1	Total	Level 1	Total

Debt securities	$—	$—	$936,563	$936,563
Equity securities	$—	$—	$1,253,027	$1,253,027
Cash equivalents	$462,338	$462,338	$801	$801
Total Investments at Fair Value	$462,338	$462,338	$2,190,391	$2,190,391

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type were as follows:

	As of December 31, 2022
	Cost	Unrealized Gain (Loss)	Fair Value

Marketable securities
Debt securities	$1,021,431	$(84,868)	$936,563
Equity securities	1,776,773	(523,746)	1,253,027
Total marketable securities			$2,189,590

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2023	December 31, 2022
Furniture and fixtures	$293,152	$293,152
Equipment	1,268,434	1,265,752
Capitalized internal use and purchased software	14,912,164	14,503,608
Leasehold improvements	458,885	458,885
Subtotal	16,932,635	16,521,397
Less: accumulated depreciation and amortization	(15,245,326)	(14,852,425)
Total	$1,687,309	$1,668,972

During the three months ended March 31, 2023 and March 31, 2022, depreciation expense was $392,901 and $356,793, respectively.

Note 5 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of March 31, 2023:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,887,750)	$3,932,250	$110,250
Technology	5 years	3,600,000	(3,600,000)	—	—
Customer list, ReTargeter	5 years	1,931,250	(1,416,250)	515,000	96,562
Customer list, all other	10 years	1,610,000	(1,610,000)	—	—
Brand name, ReTargeter	5 years	643,750	(472,084)	171,666	32,188
Customer relationships	20 years	570,000	(175,750)	394,250	7,125
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(12,161,834)	$5,403,166	$246,125

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2023 (remainder of year)	$738,375
2024	769,917
2025	469,500
2026	469,500
2027	469,500
Thereafter	2,096,374
Total	$5,013,166

The following is a schedule of intangible assets and goodwill as of December 31, 2022:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2022 Amortization

Customer list, Google	20 years	$8,820,000	$(4,777,500)	$4,042,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	60,000
Customer list, ReTargeter	5 years	1,931,250	(1,319,688)	611,562	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	26,794
Brand name, ReTargeter	5 years	643,750	(439,896)	203,854	128,750
Customer relationships	20 years	570,000	(168,625)	401,375	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(11,915,709)	$5,649,291	$1,071,294

Goodwill, total		$9,853,342	$—	$9,853,342	$—

Note 6 – Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 80% of the aggregate Eligible Accounts Receivable (which may increase to 85% if certain conditions are met), up to the maximum credit commitment of $5,000,000. We will pay MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we should repay the amounts due under the Agreement (i) before February 28, 2024, we are obligated to pay MHCA an exit fee of $50,000, or (ii) after February 28, 2024 but before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000. The Loan and Security Agreement continues for an indefinite term. At March 31, 2023, the outstanding balances due under the Loan and Security Agreement was $592,868.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2023	December 31, 2022
Accrued marketing costs	$2,840,364	$3,321,598
Accrued payroll and commission liabilities	1,150,815	782,441
Accrued expenses and other	925,428	1,044,664
Arkansas grant contingency	15,000	10,000
Accrued taxes, current portion	1,309	3,755

Total	$4,932,916	$5,162,458

Note 8 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded in other current assets. The advance is being amortized as marketing expenses over five years. As of March 31, 2023, $475,000 has been amortized and the balance is $725,000. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 11 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity. In April 2022, we agreed to
Amendment No. 2 ("amendment") to the agreement. The amendment replaced the quarterly support fees with a commission on quarterly cumulative programmatic revenue. The amendment also revised the cumulative target media spend and the associated commission. The total amount of commission recognized as of March 31, 2023 and 2022 was approximately $26,000 and $158,000, respectively.

Note 9 – Income Taxes

We have no current income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $39,109,118. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $37,976,018 for the deferred tax assets that may not be realized as of March 31, 2023 and December 31, 2022. We also have deferred tax liabilities totaling $1,240,100 as of March 31, 2023, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

Note 10 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2023 and 2022 periods, we granted restricted stock units ("RSUs") from the 2017 Equity Compensation Plan, as amended (“2017 ECP”). RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP increasing the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of March 31, 2023, the total number of authorized shares of our common stock under the 2017 ECP was 24,550,000.

Compensation Expense

For the three months ended March 31, 2023 and March 31, 2022, we recorded stock-based compensation expense for all equity incentive plans of $432,084 and $671,158, respectively. Total compensation cost not yet recognized at March 31, 2023 was $1,881,713, which will be recognized over a weighted-average recognition period of approximately one year.

The following table summarizes the stock grants outstanding under 2017 ECP for the three months ended March 31, 2023:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	3,130,015	6,464,123	14,955,862	24,550,000

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
actual forfeitures differ, or are expected to differ, from the previous estimate.

The following table summarizes the activity of stock option awards for the three months ended March 31, 2023:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.52
Stock options canceled	(100,000)	$0.52
Outstanding, end of period	—	—

The following table summarizes the activities for our RSUs for the three months ended March 31, 2023:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	4,913,339	$0.79
Granted	120,000	$0.27
Vested	(1,903,324)	$0.87
Outstanding, end of period	3,130,015	$0.71

Note 11 – Stockholders' Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 8 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, at $0.72 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. For the second tranche, we recognized a credit of approximately $10 thousand for three month period ended March 31, 2023 relating to a change in the probability of performance criteria being achieved.

Earnings per Share

For the three-month period ended March 31, 2023 and 2022, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 12 – Leases
We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of March 31, 2023 and December 31, 2022, total operating and financed right-of-use assets were $220,740 and $138,108, and $310,162 and $168,750, respectively.
As of March 31, 2023 and 2022, we recorded $30,642 and $24,259, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for operating lease liabilities	$85,650
Weighted-average remaining lease term	2.0 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2023
2023 (remainder of year)	207,955
2024	16,236
2025	5,251
2026	1,590
231,032
Less imputed interest	(9,052)
Total lease liabilities	$221,980

Information related to our financed lease liabilities are as follows:

For the Three Months Ended March 31,
Cash paid for finance lease liabilities	$37,073
Weighted-average remaining lease term	1.8 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2023
2023 (remainder of the year)	68,397
2024	56,180
2025	18,491
143,068
Less imputed interest	(5,935)
Total lease liabilities	$137,133

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, accounts receivable allowances, capitalized software costs, goodwill and stock-based compensation. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our audited consolidated financial statements for 2022 appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to goodwill and purchased intangible asset valuations and valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Results of Operations

	For the Three Months Ended March 31,
	2023	2022	Change	% Change
Net Revenue	$11,847,440	$18,609,367	$(6,761,927)	(36.3)%
Cost of Revenue	3,190,563	8,661,506	(5,470,943)	(63.2)%
Gross Profit	$8,656,877	$9,947,861	$(1,290,984)	(13.0)%
Net Revenue
Revenue for the three-month period ended March 31, 2023, declined 36% as compared to the same time period in 2022. The lower revenue this year compared to last year was attributable to the loss of a Direct customer and a general softening of ad placements seen throughout the marketplace. The increase in our Indirect client base was due to increased advertising of existing customers. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients, however, we would likely experience a significant decline in revenue and our business operations could be significantly harmed if we are unable to replace lost clients.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements using information predicted by the IntentKey platform. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements we serve through CampSight. The decline in cost of revenue for the period ended March 31, 2023, compared to the same time period in 2022 was related to the decline in our Direct client base discussed in the Net Revenue section above. The higher gross margin in the current year quarter, 73.1% compared to 53.5% in the same quarter last year was due to a change in the revenue mix, where a greater percent of the revenue this year was from Indirect customers which typically have higher gross margins.

Operating Expenses

	For the Three Months Ended March 31,
	2023	2022	Change	% Change
Marketing costs	$7,087,550	$7,169,449	$(81,899)	(1.1%)
Compensation	3,422,841	3,157,706	265,135	8.4%
General and administrative	1,581,889	1,726,672	(144,783)	(8.4%)
Operating expenses	$12,092,280	$12,053,827	$38,453	0.3%

Marketing costs consist mostly of traffic acquisition costs and include those expenses required to attract an audience to owned and operated web properties. Marketing costs for the three months ended March 31, 2023, was relatively flat compared to the same period in 2022 in spite of lower overall revenue due to serving campaigns for Indirect customers whose revenue was only incrementally higher than the same quarter last year.

Compensation expense was higher for the three months ended March 31, 2023, compared to the same time period in 2022 due primarily to higher salary expense and commission expense. Our total employment, both full- and part-time, was 85 at March 31, 2023 compared to 80 at March 31, 2022.

General and administrative costs for the three months ended March 31, 2023, decreased 8% compared to the same period in 2022 due primarily to lower professional fees and depreciation and amortization expense.

Financing expense, net

Finance expense, net, for the three months ended March 31, 2023, was approximately $19 thousand compared to $1 thousand in the same quarter last year. This year's quarter expense was primarily due to financing expenses of approximately $27 thousand; offset by interest income, net of fees, on marketable securities of approximately $8 thousand.

Other income, net

Other income was approximately $14 thousand and $18 thousand for the three months ended March 31, 2023 and 2022, respectively, and was from the unrealized gain discussed in Note 3 - Fair Value Measurements to our Consolidated Financial Statements.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 - Bank Debt.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $14,611,900. During the year ended December 31, 2021 and through March 31, 2023, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”).

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

As of March 31, 2023, we have approximately $2 million in cash and cash equivalents. Our net working capital was $732 thousand. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through March 31, 2023, our accumulated deficit was $160.5 million.

Management plans to support the Company’s future operations and capital expenditures primarily through borrowings from the credit facility until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(3,230,999)	$(3,580,762)
Net cash provided by/(used in) investing activities	$1,877,638	$(999,125)
Net cash provided by/(used in) financing activities	$391,529	$(152,928)

Cash Flows - Operating

Net cash used in operating activities was $3,230,999 during the three months ended March 31, 2023. We reported a net loss of $3,440,105, which included non-cash expenses of depreciation and amortization expense of $639,026, depreciation of right of use assets of $30,642 and stock-based compensation expense of $432,084. The change in operating assets and liabilities during the three months ended March 31, 2023 was a net use of cash of $836,562 primarily due to an decrease in the accounts payable balance of $2,537,965, partially offset by the decrease in accounts receivable balance of $2,037,941. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables. In recent quarters, we expanded our Direct customer business in part by acquiring new customers (see Note 2). These customers typically require longer credit terms than the traditional CPC based customer, in some cases to 120 days and beyond.

During the comparable three-month period in 2022, cash used in operating activities was $3,580,762 from a net loss of $2,089,263 and included several non-cash expenses of depreciation and amortization expense of $689,712 and stock-based compensation expense of $671,158. The change in operating assets and liabilities during the three months ended March 31, 2022, was a net use of cash of $2,782,156.

Cash Flows - Investing

Net cash provided by investing activities was $1,877,638 for the three months ended March 31, 2023, and consisted primarily of the sale of marketable securities, partially offset by capitalized internal development costs.

Net cash used in investing activities was $999,125 for the three months ended March 31, 2022, and consisted primarily of the purchase of marketable securities and to a lesser extent, capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $391,529 and during the three months ended March 31, 2023, and was primarily from proceeds from the line of credit.

Net cash used in financing activities was $152,928 during the three months ended March 31, 2022.

Off Balance Sheet Arrangements

As of March 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2023, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS-UPDATE

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023 and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on three customers for a significant portion of our revenues. We are reliant upon three customers for most of our revenue. During the first quarter of 2023, they accounted for 26.4%, 25.3% and 14.6% of our revenues, respectively. During the same period in 2022, four different customers accounted for our largest revenue source at 22.0%, 18.2%, 14.5% and 12.3%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customers advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of February 22, 2023, and effective as of March 1, 2023	8-K	2/28/23	10.1
10.2	Amendment No. 1 to Loan and Security Agreement and Collateral Documents dated February 18, 2023, fully executed March 1, 2023, by and among Inuvo, Inc., its subsidiaries, and Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp.	8-K	3/7/23	10.1
10.3	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of March 21, 2023, and effective as of April 1, 2023	8-K	3/28/23	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 4, 2023	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 4, 2023	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer