Form 10-Q
period 2023-06-30
Inuvo, Inc.
filed 2023-08-10
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 4, 2023
Common Stock	137,948,345

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•	a decline in general economic conditions;
•	decreased market demand for our products and services;
•	customer revenue concentration;
•	risks associated with customer collections;
•	seasonality impacts on financial results and cash availability;
•	dependence on advertising suppliers;
•	the ability to acquire traffic in a profitable manner;
•	failure to keep pace with technological changes;
•	interruptions within our information technology infrastructure;
•	dependence on key personnel;
•	regulatory and legal uncertainties;
•	failure to comply with privacy and data security laws and regulations;
•	third party infringement claims;
•	publishers who could fabricate fraudulent clicks;
•	the ability to continue to meet the NYSE American listing standards;
•	the impact of quarterly results on our common stock price;
•	dilution to our stockholders upon the exercise of outstanding restricted stock unit grants and warrants;
•	the on-going impact of the COVID-19 pandemic on our Company; and
•	our ability to identify, finance, complete and successfully integrate future acquisitions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “second quarter 2023” means for the three months ended June 30, 2023, “second quarter 2022” means for the three months ended June 30, 2022,  “2022” means the fiscal year ended December 31, 2022 and “2023” means the fiscal year ending December 31, 2023. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$5,045,112	$2,931,415
Marketable securities - short term	—	1,529,464
Accounts receivable, net of allowance for doubtful accounts of $1,762,998 and $1,440,678, respectively.	10,795,658	11,119,892
Prepaid expenses and other current assets	828,601	798,977
Total current assets	16,669,371	16,379,748

Property and equipment, net	1,680,448	1,668,972
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	5,157,041	5,649,291
Referral and support services agreement advance	650,000	800,000
Marketable securities - long term	—	660,126
Right of use assets - operating lease	128,689	310,162
Right of use assets - finance lease	110,738	168,750
Other assets	35,170	66,919
Total other assets	15,934,980	17,508,590

Total assets	$34,284,799	$35,557,310

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,192,824	$8,044,802
Accrued expenses and other current liabilities	8,241,372	5,162,458
Lease liability - operating lease	119,624	287,523
Lease liability - finance lease	74,097	101,003
Total current liabilities	14,627,917	13,595,786

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	10,331	23,878
Lease liability - finance lease	33,344	70,597
Other long-term liabilities	3,555	10,733
Total long-term liabilities	154,230	212,208

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 137,817,253 and 120,137,124, respectively.	137,818	120,138
Additional paid-in capital	183,239,735	178,771,604
Accumulated other comprehensive loss	—	(84,868)
Accumulated deficit	(163,874,901)	(157,057,558)
Total stockholders' equity	19,502,652	21,749,316
Total liabilities and stockholders' equity	$34,284,799	$35,557,310

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$16,651,405	$22,651,305	$28,498,845	$41,260,672
Cost of revenue	2,368,540	9,273,589	5,559,103	17,935,095
Gross profit	14,282,865	13,377,716	22,939,742	23,325,577
Operating expenses
Marketing costs	12,056,616	10,988,409	19,144,166	18,157,858
Compensation	3,253,416	3,215,890	6,676,257	6,373,596
General and administrative	2,311,885	2,011,237	3,893,774	3,737,909
Total operating expenses	17,621,917	16,215,536	29,714,197	28,269,363
Operating loss	(3,339,052)	(2,837,820)	(6,774,455)	(4,943,786)
Financing expense, net	(38,186)	3,070	(57,306)	2,071
Other income (expense), net	—	(395,177)	14,418	(377,475)
Net loss	(3,377,238)	(3,229,927)	(6,817,343)	(5,319,190)
Other comprehensive income
Unrealized gain (loss) on marketable securities	—	(124,253)	84,868	(222,409)
Comprehensive loss	$(3,377,238)	$(3,354,180)	$(6,732,475)	$(5,541,599)

Per common share data
Basic and diluted:
Net loss	$(0.03)	$(0.03)	$(0.05)	$(0.04)

Weighted average shares
Basic	127,249,916	119,827,944	124,115,098	118,788,819
Diluted	127,249,916	119,827,944	124,115,098	118,788,819

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	($6,817,343)	($5,319,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,317,203	$1,308,776
Depreciation-Right of Use Assets - Financing	58,013	48,697
Stock based compensation	935,145	1,355,534

Amortization of financing fees	2,084	2,500
Provision (recovery) of doubtful accounts	322,320	20,086
Loss (gain) on marketable securities	(14,418)	377,475
Stock warrant expense	(8,598)	12,945
Derecognition of contingency and grant	—	(10,000)
Change in operating assets and liabilities:
Accounts receivable	1,913	(3,849,084)
Referral and support services agreement advance	150,000	150,000
Prepaid expenses, unbilled revenue and other assets	2,126	333,820
Accrued expenses and other liabilities	3,069,680	1,597,637
Accounts payable	(1,851,978)	1,401,820
Net cash used in operating activities	(2,833,853)	(2,568,984)
Investing activities:
Purchases of equipment and capitalized development costs	(836,428)	(911,443)
Purchase of marketable securities	—	(1,600,121)
Proceeds from the sale of marketable securities	2,288,873	1,155,912
Net cash provided by (used in) investing activities	1,452,445	(1,355,652)
Financing activities:
Gross proceeds from line of credit	592,868	—
Repayments on line of credit	(592,868)	—
Payments on finance lease obligations	(64,159)	(49,737)
Proceeds from at-the-market sales	61,136	—
Capital raise, net of issuance costs	3,665,000	—
Net taxes paid on restricted stock unit grants exercised	(166,872)	(128,521)
Net cash provided by/(used in) financing activities	3,495,105	(178,258)
Net change – cash	2,113,697	(4,102,894)
Cash and cash equivalent, beginning of year	$2,931,415	10,475,964
Cash and cash equivalent, end of period	$5,045,112	$6,373,070
Supplemental information:
Interest paid	$67,532	$12,625

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

For the Six Months Ended June 30,

2023
	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2022	120,137,124	$120,138	$178,771,604	$(157,057,558)	$(84,868)	$21,749,316
Net loss				(3,440,105)		(3,440,105)
Unrealized gain on debt securities					84,868	84,868
Stock-based compensation			432,084			432,084
Stock issued for vested restricted stock awards	1,503,238	1,503	(1,503)			—
Shares withheld for taxes on vested restricted stock			(166,872)			(166,872)
Reversal of expense related to a change in warrant vesting			(9,874)			(9,874)
Balance as of March 31, 2023	121,640,362	$121,641	$179,025,439	$(160,497,663)	$—	$18,649,417
Net loss				(3,377,238)		(3,377,238)
Unrealized loss on debt securities
Stock-based compensation			503,061			503,061
Stock issued for vested restricted stock awards	3,333	3	(3)			—
Stock warrants issued for referral agreement			1,276			1,276
Capital raise, net of issuance costs	16,000,000	16,000	3,649,000			3,665,000
AGP Closing at-the-market sale	173,558	174	60,962			61,136
Balance as of June 30, 2023	137,817,253	$137,818	$183,239,735	$(163,874,901)	$—	$19,502,652

7

2022
	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	$53,737	$32,807,995
Net loss				(2,089,263)		(2,089,263)
Unrealized loss on debt securities					(98,156)	(98,156)
Stock-based compensation			671,158			671,158
Stock issued for vested restricted stock awards	1,059,755	1,060	(1,060)			—
Shares withheld for taxes on vested restricted stock			(128,520)			(128,520)
Stock warrants issued for referral agreement			12,483			12,483
Balance as of March 31, 2022	119,807,202	119,808	177,140,590	(146,040,282)	(44,419)	$31,175,697
Net loss				(3,229,927)		(3,229,927)
Unrealized loss on debt securities					(124,253)	(124,253)
Stock-based compensation			684,376			684,376
Stock issued for vested restricted stock awards	66,666	66	(66)			—
Stock warrants issued for referral agreement			462			462
Balance as of June 30, 2022	119,873,868	$119,874	$177,825,362	$(149,270,209)	$(168,672)	$28,506,355

Inuvo, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product, service or brand across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their audiences in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its client’s numerous world-renowned brands across industries.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This patented technology is a model of the human language built from crawling public content on billions of webpages. The AI uses this model of the language to predict and action audiences based on the reasons why consumers are interested, not who the people are within those audiences. In this regard, the technology is designed for a consumer privacy conscious future while addressing the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision.

Inuvo technology can be consumed both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed website services that have included proprietary digital properties collectively branded as Bonfire Publishing where content is created specifically to align with the audiences our clients are targeting. These publications provide information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These websites also provide the means to market test various Inuvo advertising technologies. Further, Inuvo provides campaign delivery services across all advertising platforms and channels.

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

Liquidity

As of June 30, 2023, we had approximately $5 million in cash and cash equivalents and our net working capital was approximately $2 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through June 30, 2023, our accumulated deficit was $163.9 million.

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 - Bank Debt. On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock The shares were offered pursuant to an effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and a prospectus supplement relating to the offering was filed with the SEC on May 26, 2023.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At June 30, 2023, our funds with the investment management company were approximately $467 thousand and were invested in cash and cash equivalent accounts. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $14,611,900. During the year ended December 31, 2021 and through March 31, 2023, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. During the quarter ended June 30, 2023, we sold 173,558 shares for gross proceeds totaling $63,136 under the ATM Program and paid the Sales Agent a commission of $1,902.  Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3. The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Management plans to support the Company’s future operations and capital expenditures primarily through cash raised from the sale of stock in May 2023, cash generated from future operations and borrowings from the credit facility until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Customer concentration

For the three-month period ending June 30, 2023, three customers accounted for 78.6% of our overall revenue at 54.0%, 16.9% and 7.7% and for the six-month period ending June 30, 2023, 73.5% of our overall revenue at 42.5%, 20.4% and 10.6%, respectively. Those same three customers accounted for 47.3% of our gross accounts receivable balance as of June 30, 2023. As of December 31, 2022, the same customers accounted for 23.9% of our gross accounts receivable balance.

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

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to allowance for doubtful accounts, capitalized labor, goodwill and purchased intangible asset valuations and income tax valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Revenue Recognition

Revenue recognition - We generate revenue by identifying audiences and presenting advertisements on behalf of our customers. Ultimately, our customers are brands and merchants. We may contract directly with a brand or merchant, a Direct Customer or we may serve the ultimate customer through a contract with an agent, an Indirect Customer. Revenue is recognized when the contracted services are provided to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. We charge our customers on a cents per thousand (CPM) basis, cost per click ("CPC") basis, or as a specific dollar charge. Revenue billed as CPM is generally programmatic digital advertising and is performed under a contract known as an Insertion Order (“IO”). Programmatic digital advertising revenue is recognized in part or fully in the period the IO is partially or fully executed. Revenue earned from placing an ad or an impression on websites, some of which we own, may be on a CPM or CPC basis. We recognize revenue from ad placement and serving impressions in the period in which they occur. The Company settles ad placement and CPC transactions with its customers net of any adjustments for poor traffic quality. Payments to advertising exchanges that provide access to digital inventory and to a lesser extent, payments to website publishers and app developers that host advertisements we serve are recognized as cost of revenue.

The following table provides revenues for Direct Customers, Indirect Customers, and Consulting during the periods presented.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Direct Customers	$3,306,788	19.8%	$11,560,450	51.0%	$7,226,562	25.4%	$22,286,019	54.0%
Indirect Customers	13,317,899	80.0%	11,046,215	48.8%	21,231,089	74.5%	18,885,325	45.8%
Consulting	26,718	0.2%	44,640	0.2%	41,194	0.1%	89,328	0.2%
Total	$16,651,405	100.0%	$22,651,305	100.0%	$28,498,845	100.0%	$41,260,672	100.0%

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

	Investment Assets at Fair Value		Investment Assets at Fair Value
	As of June 30, 2023		As of December 31, 2022
	Level 1	Total	Level 1	Total

Debt securities			$936,563	$936,563
Equity securities			$1,253,027	$1,253,027
Cash equivalents	$467,384	$467,384	$801	$801
Total Investments at Fair Value	$467,384	$467,384	$2,190,391	$2,190,391

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type were as follows:

	As of December 31
	2022
	Cost	Unrealized Gain (Loss)	Fair Value

Marketable securities
Debt securities	$1,021,431	$(84,868)	$936,563
Equity securities	1,776,773	(523,746)	1,253,027
Total marketable securities			$2,189,590

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2023	December 31, 2022
Furniture and fixtures	$293,152	$293,152
Equipment	1,274,851	1,265,752
Capitalized internal use and purchased software	15,330,939	14,503,608
Leasehold improvements	458,885	458,885
Subtotal	17,357,827	16,521,397
Less: accumulated depreciation and amortization	(15,677,379)	(14,852,425)
Total	$1,680,448	$1,668,972

During the six months ended June 30, 2023 and June 30, 2022, depreciation expense was $824,954 and $729,732, respectively.

 Note 5 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of June 30, 2023:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(4,998,000)	$3,822,000	$220,500
Technology	5 years	3,600,000	(3,600,000)	0	0
Customer list, ReTargeter	5 years	1,931,250	(1,512,813)	418,437	193,125
Customer list, all other	10 years	1,610,000	(1,610,000)	0	0
Brand name, ReTargeter	5 years	643,750	(504,271)	139,479	64,375
Customer relationships	20 years	570,000	(182,875)	387,125	14,250
Trade names, web properties (1)	-	390,000		390,000	0
Intangible assets classified as long-term		$17,565,000	$(12,407,959)	$5,157,041	$492,250

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2023 (remainder of year)	$492,250
2024	769,917
2025	469,500
2026	469,500
2027	469,500
Thereafter	2,096,374
Total	$4,767,041

Note 6 – Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 80% of the aggregate Eligible Accounts Receivable (which may increase to 85% if certain conditions are met), up to the maximum credit commitment of $5,000,000. We will pay MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we terminate the Agreement (i) before February 28, 2024, we are obligated to pay MHCA an exit fee of $50,000, or (ii) after February 28, 2024 but before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000. The Loan and Security Agreement continues for an indefinite term. At June 30, 2023, there were no outstanding balances due under the Loan and Security Agreement.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2023	December 31, 2022
Accrued marketing costs	$6,226,698	$3,321,598
Accrued payroll and commission liabilities	1,012,366	782,441
Accrued expenses and other	997,537	1,044,664
Arkansas grant contingency	_	10,000
Accrued taxes, current portion	4,771	3,755

Total	$8,241,372	$5,162,458

Note 8 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded in other current assets. The advance is being amortized as marketing expenses over five years. As of June 30, 2023, $550,000 has been amortized and the balance is $650,000.  As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 11 - Stockholders' Equity).  Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity. In April 2022, we agreed to

Amendment No. 2 ("amendment") to the agreement. The amendment replaced the quarterly support fees with a commission on quarterly cumulative programmatic revenue. The amendment also revised the cumulative target media spend and the associated commission. The total amount of commission recognized for the six months ended June 30, 2023 and 2022 was approximately $40,000 and $394,000, respectively.

Note 9 – Income Taxes

We have no current income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $41,453,068. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $40,042,968 for the deferred tax assets that may not be realized as of June 30, 2023 and December 31, 2022. We also have deferred tax liabilities totaling $1,517,100 as of June 30, 2023, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

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

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP increasing the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of June 30, 2023, the total number of authorized shares of our common stock under the 2017 ECP was 24,550,000.

Compensation Expense

For the six months ended June 30, 2023 and June 30, 2022, we recorded stock-based compensation expense for all equity incentive plans of $935,145 and $1,355,534 respectively. Total compensation cost not yet recognized at June 30, 2023 was $2,588,400, which will be recognized over a weighted-average recognition period of approximately three years.

The following table summarizes the stock grants outstanding under 2017 ECP for the three months ended June 30, 2023:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	6,893,349	6,600,788	11,055,863	24,550,000

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

The following table summarizes the activity of stock option awards for the six months ended June 30, 2023:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.52
Stock options canceled	(100,000)	$0.52
Outstanding, end of period	—	—

The following table summarizes the activities for our RSUs for the six months ended June 30, 2023:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	4,913,339	$0.79
Granted	4,070,000	$0.31
Vested	(2,039,989)	$0.86
Cancelled	(50,001)	$0.54
Outstanding, end of period	6,893,349	$0.49

Note 11 – Stockholders' Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 8 - Commitments).  As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, at $0.72 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. For the second tranche, we recognized a credit of approximately $2,000 for the six-month period ended June 30, 2023 relating to a change in the probability of performance criteria being achieved.

Earnings per Share

For the three-month period ended June 30, 2023 and 2022, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 12 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets.  As of June 30, 2023 and December 31, 2022, total operating and financed right-of-use assets were $128,689 and $110,738, and $310,162 and $168,750, respectively.

For the six months ended June 30, 2023 and 2022, we recorded $58,013 and $48,697, respectively, in amortization expense related to finance leases.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for operating lease liabilities	$104,276
Weighted-average remaining lease term	2.57 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2023
2023 (remainder of year)	$110,260
2024	16,638
2025	5,653
2026	1,993
134,544
Less imputed interest	(4,589)
Total lease liabilities	$129,955

Information related to our financed lease liabilities are as follows:

For the Six Months Ended June 30,
Cash paid for finance lease liabilities	$36,103
Weighted-average remaining lease term	1.63 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended June 30, 2023
2023 (remainder of the year)	$36,957
2024	56,180
2025	18,490
111,627
Less imputed interest	(4,186)
Total lease liabilities	$107,441

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product, service or brand across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their audiences in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its client’s numerous world-renowned brands across industries.

The Inuvo solution incorporates a proprietary form of artificial intelligence, or AI, branded the IntentKey. This patented technology is a model of the human language built from crawling public content on billions of webpages. The AI uses this model of the language to predict and action audiences based on the reasons why consumers are interested, not who the people are within those audiences. In this regard, the technology is designed for a consumer privacy conscious future while addressing the components of the advertising value chain most responsible for return on advertising spend, the intelligence behind the advertising decision.

Inuvo technology can be consumed both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed website services that have included proprietary digital properties collectively branded as Bonfire Publishing where content is created specifically to align with the audiences our clients are targeting. These publications provide information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. These websites also provide the means to market test various Inuvo advertising technologies. Further, Inuvo provides campaign delivery services across all advertising platforms and channels.

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

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net Revenue	$16,651,405	$22,651,305	$(5,999,900)	(26.5)%	$28,498,845	$41,260,672	$(12,761,827)	(30.9)%
Cost of Revenue	2,368,540	9,273,589	(6,905,049)	(74.5)%	5,559,103	17,935,095	(12,375,992)	(69.0)%
Gross Profit	$14,282,865	$13,377,716	$905,149	6.8%	$22,939,742	$23,325,577	$(385,835)	(1.7)%

Net Revenue

Revenue for the three-month period ended June 30, 2023, declined 26.5% and revenue for the six-month period ended June 30, 2023, declined 30.9% as compared to the same periods in 2022, respectively. The lower revenue this year compared to last year was primarily attributable to the loss of a Direct Customer in the fourth quarter of last year. The increase in our Indirect Customer base was due to increased advertising from an existing customer. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients, however, we would likely experience a significant decline in revenue and our business operations could be significantly harmed if we are unable to replace lost clients.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements. The decline in cost of revenue for the three and six months period ended June 30, 2023, compared to the same time period in 2022 was related to the decline in Direct Customers as discussed in the Net Revenue section above.  The higher gross margin in the current year quarter, 85.8% compared to 59.1% in the same quarter last year was due to changes in revenue mix, where a greater percent of the revenue this year was from Indirect Customers which typically have higher gross margins.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Marketing costs	$12,056,616	$10,988,409	$1,068,207	9.7%	$19,144,166	$18,157,858	$986,308	5.4%
Compensation	3,253,416	3,215,890	37,526	1.2%	6,676,257	6,373,596	302,661	4.7%
General and administrative	2,311,885	2,011,237	300,648	14.9%	3,893,774	3,737,909	155,865	4.2%
Operating expenses	$17,621,917	16,215,536	$1,406,381	8.7%	$29,714,197	$28,269,363	$1,444,834	5.1%

Marketing costs consist mostly of traffic acquisition (i.e., Campaigns) costs and include those expenses required to attract an audience to various web properties, both owned and unowned. Marketing costs was 9.7% higher for the three months ended and 5.4% higher for the six months ended June 30, 2023, compared to the same period in 2022 due to higher revenue from Indirect Customers.

Compensation expense was $38 thousand higher for the three months ended and $303 thousand higher for the six months ended June 30, 2023, compared to the same time period in 2022 primarily due to higher salary expense. Our total employment, both full- and part-time, was 84 at June 30, 2023 compared to 83 at June 30, 2022.

General and administrative costs for the three and six months ended June 30, 2022 increased 14.9% and 4.2%, respectively, compared to the same periods in 2022 due primarily to an increase in the reserve for doubtful accounts and higher depreciation expense.

Financing expense, net

Finance expense, net, for the three and six months ended June 30, 2023, was approximately $38 thousand and $57 thousand, respectively. The main factor behind this year's quarter expense was the utilization of our line of credit amounting to approximately $46 thousand (See Note 6), which was partially offset by interest income, net of fees, totaling around $14.7 thousand.

Other income, net

There was no net other income (expense) in the three-month period ending on June 30, 2023. For the six-month period, net other income was $14 thousand from the unrealized gains, as detailed in Note 3 of our Consolidated Financial Statements.

Other income (expense), net, for the three and six months ended June 30, 2022 was an expense of approximately $395 thousand and approximately $377 thousand respectively, from realized and unrealized gain and losses discussed in Note 3 to our Consolidated Financial Statements.

Liquidity and Capital Resources

As of June 30, 2023, we have approximately $5 million in cash and cash equivalents and our net working capital was approximately $2 million.  We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities.  In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature.  Through June 30, 2023, our accumulated deficit was $163.9 million.

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 - Bank Debt. On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock The shares were offered pursuant to an effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and a prospectus supplement relating to the offering was filed with the SEC on May 26, 2023.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At June 30, 2023, our funds with the investment management company were approximately $467 thousand and were invested in cash and cash equivalent accounts. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $14,611,900. During the year ended December 31, 2021 and through June 30, 2023, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3. The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Management plans to support the Company’s future operations and capital expenditures primarily through cash raised through the sale of stock in May 2023, cash generated from future operations and borrowings from the credit facility until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,833,853)	$(2,568,984)
Net cash provided by/(used in) investing activities	$1,452,445	$(1,355,652)
Net cash provided by/(used in) financing activities	$3,495,105	$(178,258)

Cash Flows - Operating

Net cash used in operating activities was $2,833,853 during the six months ended June 30, 2023. We reported a net loss of $6,817,343 which included non-cash expenses of depreciation and amortization expense of $1,317,203, depreciation of right of use assets of $58,013 and stock-based compensation expense of $935,145. The change in operating assets and liabilities during the six months ended June 30, 2023 was a net provision of cash of $1,371,741 primarily due to an increase of accrued liabilities and other liabilities of $3,069,680 partially offset by a lower accounts payable balance. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable six-month period in 2022, cash used in operating activities was $2,568,984 from a net loss of $5,319,190 and included several non-cash expenses of depreciation and amortization expense of $1,308,776 and stock-based compensation expense of $1,355,534. The change in operating assets and liabilities during the six months ended June 30, 2022, was a net use of cash of $365,807.

Cash Flows - Investing

Net cash provided by investing activities was $1,452,445 for the six months ended June 30, 2023, and consisted primarily of the sale of marketable securities, partially offset by capitalized internal development costs.

Net cash used in investing activities was $1,355,652 for the six months ended June 30, 2022, and consisted primarily of the purchase of marketable securities and capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $3,495,105 and during the six months ended June 30, 2023, and was primarily from proceeds from the capital raise (see Note 1).

Net cash used in financing activities during the six months ended June 30, 2022 was $178,258.

Off Balance Sheet Arrangements

As of June 30, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2023, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on three customers for a significant portion of our revenues. We are reliant upon three customers for most of our revenue. During the second quarter of 2023, they accounted for 54.0%, 16.9% and 7.7% of our revenues, respectively.  During the same period in 2022, three different customers accounted for our largest revenue sources at 27.4%, 27.2% and 13.6%, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customers advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions.  We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of April 24, 2023, and effective as of May 1, 2023	8-K	4/27/23	10.1
10.2	Amendment #32 to the Yahoo Publisher Network Contract #1-19868214, dated as of May 10, 2023	8-K	5/16/23	10.1
10.3	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of May 24, 2023, and effective as of June 1, 2023	8-K	5/24/23	10.1
10.4	Form of Securities Purchase Agreement dated May 25, 2023 by and between Inuvo and the purchasers listed therein	8-K	5/25/23	10.1
10.5	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of June 23, 2023, and effective as of July 1, 2023	8-K	6/27/23	10.1
10.6	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of July 24, 2023, and effective as of August 1, 2023	8-K	7/25/2023	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).				Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

August 10, 2023	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 10, 2023	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

