Form 10-Q
period 2023-09-30
Inuvo, Inc.
filed 2023-11-13
CIK 829323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 6, 2023
Common Stock	137,981,678

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “third quarter 2023” means for the three months ended September 30, 2023, “third quarter 2022” means for the three months ended September 30, 2022, “2022” means the fiscal year ended December 31, 2022 and “2023” means the fiscal year ending December 31, 2023. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INUVO, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$6,978,481	$2,931,415
Marketable securities - short term	—	1,529,464
Accounts receivable, net of allowance for doubtful accounts of $2,188,450 and $1,440,678, respectively.	10,159,727	11,119,892
Prepaid expenses and other current assets	959,037	798,977
Total current assets	18,097,245	16,379,748

Property and equipment, net	1,682,427	1,668,972
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	4,910,916	5,649,291
Referral and support services agreement advance	575,000	800,000
Marketable securities - long term	—	660,126
Right of use assets - operating lease	882,919	310,162
Right of use assets - finance lease	94,266	168,750
Other assets	79,539	66,919
Total other assets	16,395,982	17,508,590

Total assets	$36,175,654	$35,557,310

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,766,466	$8,044,802
Accrued expenses and other current liabilities	8,440,764	5,162,458
Lease liability - operating lease	170,001	287,523
Lease liability - finance lease	63,219	101,003
Total current liabilities	16,440,450	13,595,786

Long-term liabilities
Deferred tax liability	107,000	107,000
Lease liability - operating lease	717,409	23,878
Lease liability - finance lease	24,243	70,597
Other long-term liabilities	17,874	10,733
Total long-term liabilities	866,526	212,208

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 137,983,918 and 120,137,124, respectively.	137,983	120,138
Additional paid-in capital	183,776,576	178,771,604
Accumulated other comprehensive loss	—	(84,868)
Accumulated deficit	(165,045,881)	(157,057,558)
Total stockholders' equity	18,868,678	21,749,316
Total liabilities and stockholders' equity	$36,175,654	$35,557,310
            See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$24,570,588	$17,072,189	$53,069,433	$58,332,859
Cost of revenue	2,274,626	6,782,047	7,833,729	24,717,143
Gross profit	22,295,962	10,290,142	45,235,704	33,615,716
Operating expenses
Marketing costs	17,625,806	8,620,161	36,769,972	26,778,020
Compensation	3,525,943	3,237,414	10,202,200	9,611,011
General and administrative	2,335,295	2,206,119	6,229,069	5,944,027
Total operating expenses	23,487,044	14,063,694	53,201,241	42,333,058
Operating loss	(1,191,082)	(3,773,552)	(7,965,537)	(8,717,342)
Financing (expense), net of interest income	19,852	(13,149)	(37,454)	(11,078)
Other income (expense), net	250	(23,861)	14,668	(401,336)
Net loss	(1,170,980)	(3,810,562)	(7,988,323)	(9,129,756)
Other comprehensive income
Unrealized gain (loss) on marketable securities	—	36,170	84,868	$(186,239)
Comprehensive loss	$(1,170,980)	$(3,774,392)	$(7,903,455)	$(9,315,995)

Per common share data
Basic and diluted:
Net loss	$(0.01)	$(0.03)	$(0.06)	$(0.08)

Weighted average shares
Basic	127,381,051	119,995,367	128,793,522	118,838,258
Diluted	127,381,051	119,995,367	128,793,522	118,838,258

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(7,988,323)	$(9,129,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,984,139	1,949,845
Depreciation-Right of Use Assets - Financing	77,790	73,313
Stock based compensation	1,471,683	1,890,991
Derecognition of contingency and grant	—	(10,000)
Amortization of financing fees	5,833	2,500
Provision (recovery) of doubtful accounts	747,772	259,576
Loss (gain) on marketable securities	(14,418)	401,336
Stock warrant expense	(8,130)	28,477
Change in operating assets and liabilities:
Accounts receivable	212,393	(550,866)
Referral and support services agreement advance	225,000	225,000
Prepaid expenses, other current assets and other assets	(172,679)	316,053
Accrued expenses and other liabilities	3,279,560	916,363
Accounts payable	(278,336)	806,824
Net cash used in operating activities	(457,716)	(2,820,344)
Investing activities:
Purchases of equipment and capitalized development costs	(1,259,217)	(1,311,315)
Purchase of marketable securities	—	(1,693,963)
Proceeds from the sale of marketable securities	2,288,873	1,403,282
Net cash provided by (used in) investing activities	1,029,656	(1,601,996)
Financing activities:
Gross proceeds from line of credit	592,868	—
Repayments on line of credit	(592,868)	—
Payments on finance lease obligations	(84,138)	(75,848)
Proceeds from at-the-market sales	61,136	—
Capital raise, net of issuance costs	3,665,000	—
Net taxes paid on restricted stock unit grants exercised	(166,872)	(196,894)
Net cash provided by/(used in) financing activities	3,475,126	(272,742)
Net change – cash	4,047,066	(4,695,082)
Cash and cash equivalent, beginning of year	2,931,415	10,475,964
Cash and cash equivalent, end of period	$6,978,481	$5,780,882
Supplemental information:
Interest paid	$85,488	$15,128
Acquisition of right of use asset for operating lease liability	$1,105,148	—

See accompanying notes to the consolidated financial statements.

INUVO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
For the Nine Months Ended September 30,

2023
	Common Stock			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares		Stock
Balance as of December 31, 2022	120,137,124		$120,138	$178,771,604	$(157,057,558)	$(84,868)	$21,749,316
Net loss					(3,440,105)		(3,440,105)
Unrealized gain on debt securities						84,868	84,868
Stock-based compensation				432,084			432,084
Stock issued for vested restricted stock awards	1,503,238		1,503	(1,503)			—
Shares withheld for taxes on vested restricted stock				(166,872)			(166,872)
Reversal of expense related to a change in warrant vesting				(9,874)			(9,874)
Balance as of March 31, 2023	121,640,362		$121,641	$179,025,439	$(160,497,663)	$—	$18,649,417
Net loss					$(3,377,238)		(3,377,238)
Unrealized loss on debt securities							—
Stock-based compensation				503,061			503,061
Stock issued for vested restricted stock awards	3,333		3	(3)			—
Stock warrants issued for referral agreement				1,276			1,276
Capital raise, net of issuance costs	16,000,000		16,000	3,649,000			3,665,000
AGP Closing at-the-market sale	173,558	1	174	60,962			61,136
Balance as of June 30, 2023	137,817,253		$137,818	$183,239,735	$(163,874,901)	$—	$19,502,652
Net loss					$(1,170,980)		(1,170,980)
Stock-based compensation				$536,538			536,538
Stock issued for vested restricted stock awards	166,665		$165	$(165)			—
Stock warrants issued for referral agreement				468			468
Balance as of September 30, 2023	137,983,918		$137,983	$183,776,576	$(165,045,881)	$—	$18,868,678

2022
	Common Stock		Additional Paid in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stock
Balance as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)		$53,737	$32,807,995
Net loss				(2,089,263)			(2,089,263)
Unrealized loss on debt securities						(98,156)	(98,156)
Stock-based compensation			671,158				671,158
Stock issued for vested restricted stock awards	1,059,755	1,060	(1,060)				—
Shares withheld for taxes on vested restricted stock			(128,520)				(128,520)
Stock warrants issued for referral agreement			12,483				12,483
Balance as of March 31, 2022	119,807,202	$119,808	$177,140,590	$(146,040,282)		$(44,419)	$31,175,697
Net loss				(3,229,927)			(3,229,927)
Unrealized loss on debt securities						(124,253)	(124,253)
Stock-based compensation			684,376				684,376
Stock issued for vested restricted	66,666	$66	$(66)				—
Stock warrants issued for referral			$462				462
Balance as of June 30, 2022	119,873,868	$119,874	$177,825,362	$(149,270,209)		$(168,672)	$28,506,355
Net Loss				$(3,810,562)			(3,810,562)
Unrealized gain on debt securities						$36,170	36,170
Stock-based compensation			535,458				535,458
Shares withhold for taxes on vest restricted stock			(68,372)				(68,372)
Stock issued for vested restricted stock awards	263,256	264	(264)				—
Stock warrants issued for referral			15,532				15,532
Balance as of September 30, 2022	120,137,124	$120,138	$178,307,716	$(153,080,771)	—	$(132,502)	$25,214,581

Inuvo, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is a technology company that develops and sells information technology solutions for marketing and advertising. These solutions predictively identify and message online audiences for any product, service or brand across devices, formats, and channels including video, mobile, connected TV, linear TV, display, social, search and native. These solutions allow Inuvo’s clients to engage with their audiences in a manner that drives responsiveness. Inuvo facilitates the delivery of hundreds of millions of marketing messages to consumers every single month and counts among its client's numerous world-renowned brands across industries.

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

Inuvo technology can be consumed both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed proprietary digital properties collectively branded as Bonfire Publishing where content is created specifically to attack the audiences those clients are targeting. These online publications provide information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. Collectively, these websites also provide the means to market test various Inuvo advertising technologies.

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

Liquidity
As of September 30, 2023, we have approximately $7.0 million in cash and cash equivalents. Our net working capital was $1.7 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through September 30, 2023, our accumulated deficit was $165.0 million.

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 - Bank Debt.

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock. The shares were offered pursuant to an effective shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and a prospectus supplement relating to the offering was filed with the SEC on May 26, 2023.

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2.0 million in cash equivalent accounts and $10.0 million in an interest-bearing account. At September 30, 2023, our funds with the investment management company were approximately $68 thousand and were invested in cash and cash equivalent accounts. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $14,611,900. During the year ended December 31, 2021 and through March 31, 2023, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. During the quarter ended June 30, 2023, we sold 173,558 shares for gross proceeds totaling $63,136 under the ATM Program and paid the Sales Agent a commission of $1,902. We did not issues any shares of common stock or receive any aggregate proceeds under the ATM during, and we did not pay any commissions to the Sales Agent during the quarter ended September 30, 2023. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3. The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Management plans to support the Company’s future operations and capital expenditures primarily through cash raised through the sale of stock in May 2023, cash generated from future operations and borrowings from the credit facility until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. Our collection period is less than 30 days and can also be used to meet accrued obligations.We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Customer concentration

For the three-month period ending September 30, 2023, three customers accounted for 87.2% of our overall revenue at 75.0%, 10.0% and 2.2% and for the nine-month period ended September 30, 2023, 79.8% of our overall revenue at 57.6%, 15.6% and 6.7%, respectively. Those same three customers accounted for 55.2% of our gross accounts receivable balance as of September 30, 2023. As of December 31, 2022, the same customers accounted for 23.9% of our gross accounts receivable balance.

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
We may contract directly with a brand, a Direct Customer or we may serve a brand through a contract with an agency, an
Indirect Customer. Revenue is recognized when services are provided to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. We charge our customers on a cents per thousand (CPM) basis, cost per click ("CPC") basis, or as a specific dollar charge. Revenue billed as CPM is generally programmatic digital advertising and is performed under a contract known as an Insertion Order (“IO”). Programmatic digital advertising revenue is recognized in part or fully in the period the IO is partially or fully executed. Revenue earned from placing an ad or an impression on websites, some of which we own, may be on a CPM or CPC basis. We recognize revenue from ad placement and serving impressions in the period in which they occur. We settle ad placement and CPC transactions with our customers net of any adjustments for poor traffic quality. Payments to advertising exchanges that provide access to digital inventory and to a lesser extent, payments to website publishers and app developers that host advertisements we serve are recognized as cost of revenue.

The following table provides revenues for Direct Customers, Indirect Customers and Consulting during the periods presented.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Direct Customers	$2,981,145	12.1%	$7,746,866	45.4%	$10,207,707	19.2%	$30,032,885	51.5%
Indirect Customers	21,567,138	87.8%	9,310,562	54.5%	$42,798,227	80.6%	$28,195,887	48.3%
Consulting	22,305	0.1%	14,761	0.1%	$63,499	0.2%	$104,087	0.2%
Total	$24,570,588	100%	$17,072,189	100%	$53,069,433	100%	$58,332,859	100%

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

	Investment Assets at Fair Value		Investment Assets at Fair Value
	As of September 30, 2023		As of December 31, 2022
	Level 1	Total	Level 1	Total

Debt securities	$—	$—	$936,563	$936,563
Equity securities	—	—	1,253,027	1,253,027
Cash equivalents	68,474	68,474	801	801
Total Investments at Fair Value	$68,474	$68,474	$2,190,391	$2,190,391

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type were as follows:

	As of December 31, 2022
	Cost	Unrealized Gain (Loss)	Fair Value
Marketable securities
Debt securities	$1,021,431	$(84,868)	$936,563
Equity securities	1,776,773	(523,746)	1,253,027
Total marketable securities			$2,189,590

The realized loss on the securities as of September 30, 2023 was approximately $510,000.

Note 4 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2023	December 31, 2022
Furniture and fixtures	$293,152	$293,152
Equipment	1,287,925	1,265,752
Capitalized internal use and purchased software	15,740,652	14,503,608
Leasehold improvements	458,885	458,885
Subtotal	17,780,614	16,521,397
Less: accumulated depreciation and amortization	(16,098,187)	(14,852,425)
Total	$1,682,427	$1,668,972

During the three months ended September 30, 2023 and September 30, 2022, depreciation expense was $420,808 and $394,942, respectively. During the nine months ended September 30, 2023 and September 30, 2022, depreciation expense was $1,245,762 and $1,124,674, respectively.

Note 5 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of September 30, 2023:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,108,250)	$3,711,750	$330,750
Technology	5 years	3,600,000	(3,600,000)	—	—
Customer list, ReTargeter	5 years	1,931,250	(1,609,375)	321,875	289,687
Customer list, all other	10 years	1,610,000	(1,610,000)	—	—
Brand name, ReTargeter	5 years	643,750	(536,459)	107,291	96,563
Customer relationships	20 years	570,000	(190,000)	380,000	21,375
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(12,654,084)	$4,910,916	$738,375

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)    The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2023 (remainder of year)	$246,125
2024	769,917
2025	469,500
2026	469,500
2027	469,500
Thereafter	2,096,374
Total	$4,520,916

The following is a schedule of intangible assets and goodwill as of December 31, 2022:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2022 Amortization

Customer list, Google	20 years	$8,820,000	$(4,777,500)	$4,042,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	60,000
Customer list, ReTargeter	5 years	1,931,250	(1,319,688)	611,562	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	26,794
Brand name, ReTargeter	5 years	643,750	(439,896)	203,854	128,750
Customer relationships	20 years	570,000	(168,625)	401,375	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(11,915,709)	$5,649,291	$1,071,294

Goodwill, total		$9,853,342	$—	$9,853,342	$—

Note 6 – Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 80% of the aggregate Eligible Accounts Receivable (which may increase to 85% if certain conditions are met), up to the maximum credit commitment of $5,000,000. We will pay MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we terminate the Agreement (i) before February 28, 2024, we are obligated to pay MHCA an exit fee of $50,000, or (ii) after February 28, 2024 but before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000. The Loan and Security Agreement continues for an indefinite term. At September 30, 2023, there were no outstanding balances due under the Loan and Security Agreement.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2023	December 31, 2022
Accrued marketing costs	$7,054,416	$3,321,598
Accrued payroll and commission liabilities	1,096,895	782,441
Accrued expenses and other	272,229	1,044,664
Arkansas grant contingency	10,000	10,000
Accrued taxes, current portion	7,224	3,755

Total	$8,440,764	$5,162,458

Note 8 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million which we recorded as $300,000 in other current assets, the remainder in non-current assets, which is being amortized as marketing expenses over five years. As of September 30, 2023, $625,000 has been amortized and the balance is $575,000. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 11 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity. In April 2022, we agreed to Amendment No. 2 ("amendment") to the agreement. The amendment replaced the quarterly support fees with a commission on quarterly cumulative programmatic revenue.

The amendment also revised the cumulative target media spend and the associated commission. In addition, effective September 26, 2023, Inuvo and the business development partner entered into an Offset Agreement whereby the parties agreed that the commission due to the partner be offset against the outstanding receivable balances due to Inuvo approximating $700,000 in addition to a $67,000 reduction in 2023 commission expense. Commission expense for the nine months ended September 30, 2023 and 2022 was approximately $49,000 and $493,000, respectively.

Note 9 – Income Taxes

We have no current income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $41,453,068. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $40,042,968 for the deferred tax assets that may not be realized as of September 30, 2023 and December 31, 2022. We also have deferred tax liabilities totaling $1,517,100 as of September 30, 2023, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $107,000 composed of indefinite lived intangible assets.

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

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP increasing the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of September 30, 2023, the total number of authorized shares of our common stock under the 2017 ECP was 24,550,000.

Compensation Expense

For the three and nine months ended September 30, 2023, we recorded stock-based compensation expense for all equity incentive plans of $536,538 and $1,471,683, respectively. For the three and nine months ended September 30, 2022, we recorded stock-based compensation expense for all equity incentive plans of $535,457 and $1,890,991, respectively. Total compensation cost not yet recognized at September 30, 2023 was $2,051,862, which will be recognized over a weighted-average recognition period of approximately three years.

The following table summarizes the stock grants outstanding under 2017 ECP as of September 30, 2023:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	6,860,016	6,634,121	11,055,863	24,550,000

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
actual forfeitures differ, or are expected to differ, from the previous estimate.

The following table summarizes the activity of stock option activity for the nine months ended September 30, 2023:

	Shares Subject to Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	100,000	$0.52
Stock options canceled	(100,000)	$0.52
Outstanding, end of period	—	—

The following table summarizes the activities for our RSUs for the nine months ended September 30, 2023:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	4,913,339	$0.79
Granted	4,070,000	$0.31
Vested	(2,073,322)	$0.86
Cancelled	(50,001)	$0.54
Outstanding, end of period	6,860,016	$0.49

Note 11 – Stockholders' Equity

Common Stock

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 8 - Commitments). As part of that agreement, we granted a seven year warrant exercisable into 300,000 shares of our common stock, at $0.72 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. On August 31,

2023, 21,136 shares vested. For the second tranche, we reversed approximately $8.1 thousand for the nine month period ended September 30, 2023 due to a change in the probability of performance criteria being achieved during the three-month period ended March 2023. In accordance with our agreement, after the second anniversary of the Original Issue Date, any interests in Warrant shares that have not vested pursuant to the terms and conditions of the agreement shall be deemed forfeited and shall never become exercisable. At the period ended September 30, 2023, approximately 193 thousand shares have been forfeited.

Earnings per Share

For the three-month period ended September 30, 2023 and 2022, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 12 – Leases
We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of September 30, 2023 and December 31, 2022, total operating and financed right-of-use assets were $882,919 and $94,266, and $310,162 and $168,750, respectively. As of September 30, 2023 and 2022, we recorded $77,790 and $73,313, respectively, in amortization expense related to finance leases. As of September 30, 2023 and 2022, we recorded $274,707 and $282,580 , respectively, in rent expense related to operating leases.

In May 2023, we entered into an agreement to lease 4,128 square feet of office space in San Jose, CA commencing on September 1, 2023. The lease has a term of sixty-five months with an abatement period of five months and will cost approximately $208,000 during its first year. Thereafter, the lease payments increase by 3%.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for operating lease liabilities	$85,960
Weighted-average remaining lease term	3.88 years
Weighted-average discount rate	10.5%

Minimum future lease payments ended September 30, 2023
2023 (remainder of year)	85,909
2024	220,665
2025	209,681
2026	206,020
2027	204,027
Thereafter	221,030
1,147,332
Less imputed interest	(259,922)
Total lease liabilities	$887,410

Information related to our financed lease liabilities are as follows:

For the Nine Months Ended September 30,
Cash paid for finance lease liabilities	$22,683
Weighted-average remaining lease term	1.47 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended September 30, 2023
2023 (remainder of the year)	15,738
2024	56,180
2025	18,490
90,408
Less imputed interest	(2,946)
Total lease liabilities	$87,462

Note 13 – Allowance for Doubtful Accounts

The allowance for doubtful accounts at September 30, 2023 was $2,188,450, an increase of $747,772 from December 31, 2022. During 2022, we expanded our Direct customer business by 73% due in part by acquiring new customers. These customers typically require longer credit terms than CPC based customers. One of these Direct customers was a significant portion, 24.1% of our total 2022 revenue, and has stretched its payments to 120 days and beyond. Ultimately, we agreed to extended payments from the customer through September 2024.

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

Inuvo technology can be consumed both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed proprietary digital properties collectively branded as Bonfire Publishing where content is created specifically to attack the audiences those clients are targeting. These online publications provide information across a wide range of topics including health, finance, travel, careers, auto, education and lifestyle. Collectively, these websites also provide the means to market test various Inuvo advertising technologies.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large scale information processing, predictive software development, marketing data products, analytics, artificial intelligence, integration to the internet of things ("IOT"), and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by19 issued and eight pending patents.

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net Revenue	$24,570,588	$17,072,189	$7,498,399	43.9%	$53,069,433	$58,332,859	$(5,263,426)	(9.0)%
Cost of Revenue	2,274,626	6,782,047	(4,507,421)	(66.5)%	7,833,729	24,717,143	(16,883,414)	(68.3)%
Gross Profit	$22,295,962	$10,290,142	$12,005,820	116.7%	$45,235,704	$33,615,716	$11,619,988	34.6%

Net Revenue
Revenue for the three-month period ended September 30, 2023, increased 43.9% and revenue for the nine-month period ended September 30, 2023, decreased 9.0% as compared to the same periods in 2022, respectively. The higher revenue for the three-month period ended September 30, 2023 compared to comparable prior year period was primarily attributable to an increased focus on Indirect channels and customers since the start of the year. As a result, our indirect revenue for both periods ended September 30, 2023 increased. Our direct revenues this year compared to last year decreased in both the three-months and nine-months periods ended September 30, 2023 due to the loss of Direct clients during the fourth quarter 2022. Refer to the table in Note 2 for which provides revenues for Direct Customers and Indirect Customers.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements. The decline in cost of revenue for the three and nine months period ended September 30, 2023, compared to the same time periods in 2022 was related to the decline in Direct Customer revenues as discussed in the Net Revenue section above. The higher gross margin in the current year quarter, 90.7% compared to 60.3% in the same quarter last year was due to changes in revenue mix, where a greater percent of the revenue this year was from Indirect Customers which typically have higher gross margins.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Marketing costs	$17,625,806	$8,620,161	$9,005,645	104.5%	$36,769,972	$26,778,020	$9,991,952	37.3%
Compensation	3,525,943	3,237,414	288,529	8.9%	10,202,200	9,611,011	591,189	6.2%
General and administrative	2,335,295	2,206,119	129,176	5.9%	6,229,069	5,944,027	285,042	4.8%
Operating expenses	$23,487,044	$14,063,694	$9,423,350	67.0%	$53,201,241	$42,333,058	$10,868,183	25.7%

Marketing costs consist mostly of traffic acquisition (i.e., Campaigns) costs and include those expenses required to attract an audience to various web properties. Marketing costs were 104.5% higher for the three months ended September 30, 2023 and 37.3% higher for the nine months ended September 30, 2023, compared to the same periods in 2022 due to higher spending focused on Indirect Customers.

As we reported in our Form 10-Q filing for the quarterly period June 30, 2022, we previously identified certain advertising transactions with a prominent advertising network that, during the quarter ended June 30, 2022, appeared, according to our technology and assessment, to be comprised of invalid advertising clicks. As a result, in that quarter, we refunded $1.5 million to our clients that were impacted and reversed any revenue that would have been recognized related to this invalid traffic. In addition, in June 2022, we held back approximately $1.4 million in net payments due to the advertising network. On September 21, 2023 we reached an agreement with the advertising network resulting in extinguishing of all related liabilities and a reversal of Marketing costs.

Compensation expense was $289 thousand higher for the three months ended September 30, 2023 and $591 thousand higher for the nine months ended September 30, 2023, compared to the same time periods in 2022 primarily due to higher salary, commissions, and incentive expense. Our total employment, both full- and part-time, was 86 at September 30, 2023 compared to 92 at September 30, 2022.

General and administrative costs for the three and nine months ended September 30, 2023 increased 5.9% and 4.8%, respectively, compared to the same periods in 2022. The increase in expense for the three months period ended September 30, 2023 was due primarily to an increase in the reserve for doubtful accounts.

Financing expense, net

Financing (expense), net of interest income, for the three and nine months ended September 30, 2023, was approximately $20 thousand income and $37 thousand expense, respectively. We reported an interest income amount for the three months ended September 30, 2023 due to a decrease in our utilization of our line of credit and an increase in our bank interest income.

Other income, net

Other income (expense) in the three and nine months period ending on September 30, 2023 was income of $250, and $15 thousand, respectively.

Other income (expense), net, for the three and nine months ended September 30, 2022 was an expense of approximately $24 thousand and $401 thousand, respectively, from net realized and unrealized gains and losses discussed in Note 3 to our
Consolidated Financial Statements.

Liquidity and Capital Resources

As of September 30, 2023, we have approximately $7.0 million in cash and cash equivalents and our net working capital was approximately $1.7 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through September 30, 2023, our accumulated deficit was $165.0 million.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At September 30, 2023, our funds with the investment management company were approximately $68 thousand and were invested in cash and cash equivalent accounts. A detail of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $14,611,900. During the year ended December 31, 2021 and through March 31, 2023, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. During the quarter ended June 30, 2023, we sold 173,558 shares for gross proceeds totaling $63,136 under the ATM Program and paid the Sales Agent a commission of $1,902. We did not issues any shares of common stock or receive any aggregate proceeds under the ATM during, and we did not pay any commissions to the Sales Agent during the quarter ended September 30, 2023.Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3. The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(457,716)	$(2,820,344)
Net cash provided by/(used in) investing activities	$1,029,656	$(1,601,996)
Net cash provided by/(used in) financing activities	$3,475,126	$(272,742)

Cash Flows - Operating

Net cash used in operating activities was $457,716 during the nine months ended September 30, 2023. We reported a net loss of $7,988,323, which included non-cash expenses of depreciation and amortization expense of $1,984,139, depreciation of right of use assets of $77,790 and stock-based compensation expense of $1,471,683. The change in operating assets and liabilities during the nine months ended September 30, 2023 was a net use of cash of $3,265,938 primarily due to an increase of accrued liabilities and other liabilities of $3,279,560, partially offset by a lower accounts payable balance. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable nine-month period in 2022, cash used in operating activities was $2,820,344 from a net loss of $9,129,756 and included several non-cash expenses of depreciation and amortization expense of $1,949,845 and stock-based compensation expense of $1,890,991. The change in operating assets and liabilities during the nine months ended September 30, 2022, was a net use of cash of $1,713,374.

Cash Flows - Investing

Net cash provided by investing activities was $1,029,656 for the nine months ended September 30, 2023, and consisted primarily of the sale of marketable securities, partially offset by capitalized internal development costs.

Net cash used in investing activities was $1,601,996 for the nine months ended September 30, 2022, and consisted primarily of the purchase of marketable securities and capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $3,475,126 during the nine months ended September 30, 2023, and was primarily from proceeds from the capital raise (see Note 1).

Net cash used in financing activities during the nine months ended September 30, 2022 was $272,742.

Off Balance Sheet Arrangements

As of September 30, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2023, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on three customers for a significant portion of our revenues. We are reliant upon three customers for most of our revenue. During the third quarter of 2023, they accounted for 75.0%, 10.0% and 2.2% of our revenues, respectively. During the same period in 2022, these customers accounted for 10.2%, 33.1%, and 10.9% of our revenue sources, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customers advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of June 23, 2023, and effective as of July 1, 2023	8-K	6/27/23	10.1
10.2	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of July 24, 2023, and effective as of August 1, 2023	8-K	7/25/23	10.1
10.3	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of August 18, 2023, and effective as of September 1, 2023	8-K	8/18/23	10.1
10.4	Extension Amendment to Google Services Agreement by and between Vertro, Inc. and Google LLC, dated as of September 22, 2023, and effective as of October 1, 2023	8-K	9/22/23	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 13, 2023	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 13, 2023	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer