Form 10-K
period 2023-12-31
Inuvo, Inc.
filed 2024-02-29
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the outstanding common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $27.9 million.

As of February 23, 2024, there were 139,220,784 shares of common stock of the registrant outstanding, including treasury shares but net of shares of common stock held by a subsidiary.

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

The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•	a decline in general economic conditions;
•	decreased market demand for our products and services;
•	customer revenue concentration;
•	risks associated with customer collections;
•	seasonality impacts on financial results and cash availability;
•	dependence on advertising suppliers;
•	the ability to acquire traffic in a profitable manner;
•	the ability to attract and retain talented employees;
•	failure to keep pace with technological changes;
•	interruptions within our information technology infrastructure;
•	dependence on key personnel;
•	regulatory and legal uncertainties;
•	failure to comply with privacy and data security laws and regulations;
•	third party infringement claims;
•	publishers fabricating fraudulent clicks;
•	the ability to continue to meet the NYSE American listing standards;
•	the impact of quarterly results on our common stock price;
•	dilution to our stockholders upon the exercise of outstanding restricted stock unit grants and warrants; and
•	our ability to identify, finance, complete and successfully integrate future acquisitions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2022” means the fiscal year ended December 31, 2022, "2023" means the fiscal year ended December 31, 2023, and “2024” means the fiscal year ending December 31, 2024. The information which appears on our corporate website at www.inuvo.com and our social media platforms is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is an advertising technology and services business selling information technology solutions to brands, agencies and large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels. Inuvo facilitates, and gets paid, to deliver millions of advertising messages monthly and counts among its client's numerous world-renowned companies across industries.

Inuvo’s primary mission is to disrupt the advertising industry with its proprietary and patented generative large language artificial intelligence (AI), a technology capable of identifying and targeting audiences without using a consumer’s identity or data. The AI was designed to replace the consumer data, analytics, segmentation and lookalike modeling technologies that have traditionally served the advertising industry as it transitions to a new paradigm where a consumer’s identity and data are no longer available for advertising decisions due to legislative and technological changes. Rather than targeting people, the AI targets the reasons behind why people are interested in products, services and brands.

The advertising industry Inuvo serves is going through an unprecedented change the likes of which has never occurred with the potential to disrupt the over $600 billion dollars in annual worldwide digital media spend that supports the internet. The cornerstone of the change revolves around the use of a consumer’s identity and data for ad-targeting. While there are many ways to identify consumers, the principal method that has evolved within the browsers has been the cookie, which is the location within the browser where a consumer's identity gets stored. When the cookie is no longer available, the means to lookup a consumer’s personal information in a database is no longer possible. No Cookie. No Data. No Targeting. Thirteen states have now signed consumer privacy legislation and another 17 have privacy bills in process. Apple has already eliminated the use of cookies within its browser and Google began phasing them out in January of 2024.

Inuvo’s AI technology solves this challenge and can be consumed by clients both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed various proprietary technology and assets that include digital content, websites, automated campaigns, fraud detection, performance reporting and predictive media mix modeling.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large language model based artificial intelligence, large scale information processing, software development, consumer data products, analytics, IOT (internet of things) integration and the relationships required to execute within the IOT. In 2023, Inuvo delivered roughly 11.27 billion ads. Inuvo’s intellectual property is protected by 19 issued and eight pending patents.

Products and Services

The Inuvo products and services use analytics, data and artificial intelligence in a manner that optimizes the purchase and placement of advertising in real time. These capabilities are typically sold with services both individually and in combination with each other based on client needs. These products and services include:

•

IntentKey: An artificial intelligence-based consumer intent recognition system designed to reach highly targeted mobile and desktop In-Market audiences with precision. The solution can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. The product is sold as both a fully managed service and/or a software as a service solution; and

•

Bonfire: A marketing and advertising solution which can be provided directly to brands and where a collection of data, analytics, software and publishing is used to align advertising messages with consumers across websites online. The solution includes an integration to numerous media placement partners such as Facebook, TikTok, Twitter, Google, Microsoft, Yahoo, and others. The product is sold as a service. Bonfire is a rebranding of both Validclick and Campsight, which the company has historically used.

Key Relationships

We maintain long-standing relationships with several of the world's largest sources of advertising dollars including Yahoo! and Google. We maintain multi-year service contracts with these companies.

In addition to our Platform relationships, we support agencies and brands. Additionally, we maintain important distribution relationships with owners and publishers of websites and mobile applications. We provide these partners with advertisements which they use to monetize their websites and mobile applications. We continuously monitor our advertising quality with a variety of proprietary and patent protected software tools.

In 2023, we had two individual customers with revenue concentration greater than 10% of our total revenues accounting for 60.4% and 12.8%, respectively.

In 2022, we had three individual customers with revenue concentration greater than 10% of our total revenue accounting for 29.1%, 24.1%, and 12.9%, respectively.

Strategy

Our business strategy has been to develop advertising technologies that can displace intermediaries within the online advertising ecosystem, while cultivating relationships that can provide access to media spend (advertisers) and media inventory (websites). In this regard, we have proprietary demand (media spend) and supply (media inventory) technologies, targeting technologies, application ad-unit technologies, proprietary AI generated data and data management technologies, and advertising fraud detection technologies. Our goal is to become the engine that powers an advertising transaction decision not the platform that facilitates the advertising placement.

Bonfire mitigates market risk by being contracted with some of the largest advertising Platforms in the world. Consequently, Bonfire has the potential to scale faster than the typical advertising technology company while concurrently adapting to industry changes when they are led by these Platforms. Bonfire has strong working capital, requires limited go-to-market investments, and has very low receivables risk. The Bonfire strategy is to scale existing clients while integrating the IntentKey technology to realize competitive advantages.

IntentKey is a highly differentiated and proprietary technology aligned with the most advanced form of artificial intelligence in the world, large language generative AI. IntentKey scales at high margins and displaces entrenched incumbents across the advertising value chain. The technology is revolutionary not derivative, designed specifically to provide advertisers a solution to the changes that impact the very fabric of the internet including third party cookies, first party cookies, IP addresses, URL tracking, media measurement, utilization of consumer data, segmentation of audiences, retargeting of consumers, identity management and more. The IntentKey was designed to fill the void that will result from hundreds of legacy companies whose technology was built around and requires methods based on user targeting. The strategy is to embed this technology as broadly as possible while the industry transitions.

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

The demand side of our business includes sales executives who create interest from agencies, trading desks, brands, and Platforms directly. Leveraging our various capabilities to highlight our differentiation, our sales executives explain how we identify the most relevant audiences so we can, on behalf of our clients, target those audiences at a time when they are most prone to engage / respond / subscribe / tune-in or watch our clients' message.

The supply side of our business includes relationships with and integrations to media placement partners that make available for auction, advertising inventory for Inuvo clients. We pay a fee to these partners for this service. Within Bonfire, unique technologies and content experiences can be created in a manner that aligns with the objectives of our Platform clients.

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

Our primary competitive advantages include: patented, proprietary generative large language artificial intelligence technology for the categorization of consumer intent (data generated to match online audiences to product, service or brand); real time visibility of advertising opportunities where our technology is capable of responding to over a million such opportunities per second; and patented advertising fraud prevention. Many competitors have greater name recognition and are better capitalized than we are. Our ability to remain competitive in our market segment depends upon our ability to be innovative and to efficiently provide unique solutions to our demand and supply customers. There are no assurances we will be able to remain competitive in our markets in the future.

Inuvo Technology Platforms

Our proprietary applications are constructed from established, readily available technologies. Some of the basic elements of our products are built on components from leading software and hardware providers such as Amazon AWS, Microsoft, Dell, EMC, VMWare, and Cisco, while some components are constructed from leading open-source software projects such as Apache Web Server, Apache Spark, HAProxy, MySQL, Java, Perl, and Linux. By seeking to strike the proper balance between using commercially available software and open-source software, our technology expenditures are directed toward maintaining our technology platforms while minimizing third-party technology supplier costs.

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

Employees and Human Capital Resources

As of January 31, 2024, we had 91 full-time employees, none of which are covered by a collective bargaining agreement.

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

History

The Company was incorporated under the laws of the state of Nevada in October 1987 and originally operated within the oil and gas industry. This endeavor was not profitable, and as a result from 1993 to 1997 the Company had essentially no operations. In 1997, the business was reorganized and through 2006 several companies were acquired from within the advertising and internet marketing industry. In 2009, following the weakness in the economy, a new team was called in to assess the array of businesses that had been acquired in the preceding years and as a result between 2009 and 2011, that team sold and/or retired eleven businesses as a part of the restructuring that became the foundation of Inuvo, Inc.

In March 2012, as part of a longer-term strategy, the Company acquired Vertro, Inc., which included an important relationship with Google. In 2013, with a grant funded by the State of Arkansas, the Company moved its headquarters to Arkansas where it has remained.

In February 2017, the Company entered into an asset purchase agreement with NetSeer, Inc. which advanced the Company's artificial intelligence technology and Platform integration strategy.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a significant degree of risk. Many of the risk factors are, and will continue to be, exacerbated by any worsening of the economic environment. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our Company.

Business Risks

We have a history of losses. We cannot anticipate with any degree of certainty what our revenues will be in future periods. While our revenues decreased approximately 2.2% in 2023 as compared to 2022, our gross profit margin increased to 85.8% in 2023 from 60.0% in 2022. We reported an operating loss of approximately $10.3 million in 2023 as compared to an operating loss of approximately $12.6 million in 2022. Though we have a credit facility dependent upon receivables, the negative cash flows generated from operating activities introduces potential risk of an interruption to operating activities. As of December 31, 2023, we have approximately $4.4 million in cash, cash equivalents and short-term marketable securities. Our net working capital was $211.1 thousand. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through December 31, 2023, our accumulated deficit was $167.4 million. See Liquidity and Capital Resources under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a more thorough discussion.

We rely on three customers for a significant portion of our revenues. We are reliant upon three customers for a significant portion of our revenue. During 2023 these customers accounted for 60.4%, 12.8%, and 5.7% of our revenues, respectively. In 2022, two of the same customers and another customer accounted for 29.1%, 24.1% and 12.9% of our revenues, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, this includes the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end user queries and changes in advertising budgets resulting from their own business circumstances. Throughout 2022 we onboarded several clients that contributed to revenue growth. We have experienced churn in our customer base where some clients that were material to 2021 were not served or only partially served in 2022 and some clients that were material to 2022 are no longer being served. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients, however, we would likely experience a significant decline in revenue and our business operations could be significantly harmed if we continue to lose material customers or are unable to replace lost clients. The loss of material customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

We are dependent upon relationships with and the success of our supply partners. Our supply partners are very important to our success. We must recruit and maintain partners who are able to drive traffic successfully to their websites and mobile applications, resulting in clicks on advertisements we have delivered. These partners may experience difficulty in attracting and maintaining users for a number of reasons, including competition, rapidly changing markets and technology, industry consolidation and changing consumer preferences. We have experienced a decrease in the number of supply partners and quantity of Internet traffic from supply partners within Bonfire beginning in late April 2020. Additionally, we are experiencing turnover in our supply partner network and there can be no assurance traffic levels will increase to prior levels or that we will be able to replace supply partners that have left our network. Further, we may not be able to further develop and maintain relationships with distribution partners. They may be able to make their own deals directly with advertisers, may view us as competitors or may find our competitors offerings more desirable. Any of these potential events could have a material adverse effect on our business, financial position and results of operations.

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

Technological Risks

Our business must keep pace with rapid technological change to remain competitive. Our business operates in a rapidly changing technological landscape, evident with the introduction of AI tools like ChatGPT in 2022 along with the deprecation of third-party cookies. To stay competitive, we must swiftly adapt to evolving industry standards, new product releases, and changing customer preferences. Continual improvement of our services' speed, performance, and compatibility across diverse platforms is crucial. Failure to keep pace with these technological shifts could adversely affect our financial position and results of operations.

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

We employ information including operational technology systems to support our business and to collect, store and/or use proprietary and confidential information. Security and data breaches, cyberattacks and other cybersecurity incidents involving our information technology systems, networks and infrastructure could disrupt or interfere with our operations; result in the compromise and misappropriation of proprietary and confidential information belonging to us or our customers, suppliers and employees; and expose us to numerous expenses, liabilities and other negative consequences, any or all of which could adversely impact our business, reputation and results of operations.

In the ordinary course of business, we rely on information technology networks and systems, some of which are provided, hosted or managed by vendors and other third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, we collect and store certain data, including proprietary business information, and have access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, may attempt to gain unauthorized access to our information and operational technology networks and infrastructure, data and other information. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), our information and operational technology systems, networks and infrastructure are still potentially susceptible to cyber-attack, insider threat, compromise, damage, disruption or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with our operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier or employee relationships; and damage to our reputation, any of which could adversely affect our business. Although we maintain insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured.

We are subject to risks from publishers who could fabricate clicks either manually or technologically.

Our business involves the establishment of relationships with website owners and publishers. In exchange for their consumer traffic, we provide an advertising placement service and share a portion of the revenue we collect with that website publisher. Although we have click fraud detection software in place, we cannot guarantee that we will identify all fraudulent clicks or be able to recover funds distributed for fabricated clicks. This risk could materially impact our ability to borrow, our revenue, cash flow and the stability of our business.

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

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is listed on the NYSE American. In order to maintain this listing, we must maintain a certain share price, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.20 per share and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There are no assurances how the market price of our common stock will be impacted in future periods as a result of the general uncertainties in the capital markets. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our common stock, reduced liquidity, decreased analyst coverage of our common stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

Failure to comply with the covenants and restrictions in our grant agreement with the State of Arkansas could result in the repayment of a portion of the grant, which we may not be able to repay or finance on favorable terms. In January 2013, we entered into an agreement with the State of Arkansas whereby we were granted $1,750,000 for the relocation of the Company to Arkansas and for the purchase of equipment. The grant was contingent upon us having at least 50 full-time equivalent permanent positions within four years, maintaining at least 50 full-time equivalent permanent positions for the following six years and paying those positions an average total compensation of $90,000 per year. In March 2021, we received an amendment to the agreement that revised the position maintenance requirement for the reporting period of March 31, 2022 to 43 full-time equivalent permanent positions. The agreement also extended the reporting period and position maintenance period an additional year to a total of six years ending on March 31, 2024. As of December 31, 2023, we had 43 full-time employees located in Arkansas. Failure to meet the requirements of the grant after the initial four-year period, may require us to repay a portion of the grant, up to but not to exceed the full amount of the grant. At December 31, 2023, we accrued a contingent liability of $35,000 for the lower than required employment.

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

Ability to maintain our credit facility could impact our ability to access capital in the future. On March 12, 2020 we closed a Loan and Security Agreement with Hitachi Capital America Corp. ("Hitachi") the terms of which are described in this report which replaced our credit facility with Western Alliance Bank. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment which permits us to borrow against eligible accounts receivable and unbilled receivables. The Hitachi Loan and Security Agreement contains certain affirmative and negative covenants to which we are subject. As of December 31, 2023, we were in compliance with these covenants. There are no assurances that we will be able to comply with all the covenants. In the event we violate a covenant, Hitachi may limit or demand all amounts due under the credit facility at any time, including upon an event of default outstanding, if any, to be due and payable. If this occurs and if we have outstanding obligations and are not able to repay, Hitachi could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Significant dilution will occur when outstanding restricted stock unit grants vest. As of December 31, 2023, we had 7,010,016 restricted stock units outstanding. If the restricted stock units vest, dilution will occur to our stockholders, which may be significant.

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

Any future acquisitions could present a number of risks, including:

•	the risk of using management time and resources to pursue acquisitions that are not successfully completed;
•	the risk of incorrect assumptions regarding the future results of acquired operations;
•	the risk that the amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to uncertainties;
•	the risk of unexpected losses of key employees, customers and suppliers of the acquired business;
•	the risk of increasing the scope, geographic diversity, and complexity of our business;
•	the risk of unfavorable accounting treatment and unexpected increases in taxes;
•	the risk of difficulty in conforming standards, controls, procedures, policies, business cultures, and compensation structures;
•	the risk of failing to integrate the operations or management of any acquired operations or assets successfully and in a timely manner; and
•	the risk of diversion of management’s attention from existing operations or other priorities.

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

ITEM 1C. CYBERSECURITY

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company from time to time engages third-party consultants in evaluating and testing the Company’s risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.

Governance

Board of Directors

The audit committee of the Company’s board of directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the Company’s disclosure controls and procedures and the audit committee provides updates to the Company’s board of directors at regular board meetings.

Management

Under the oversight of the audit committee of the Company’s board of directors, and as directed by the Company’s Chief Executive Officer, the Company’s Director of Information Technology (DIT) is primarily responsible for the assessment and management of material cybersecurity risks. The DIT has over 25 years of experience in information security, risk management, and compliance, has served essential security and audit roles at other organizations, is a member of InfraGard, and is a CISSP (Certified Information Systems Security Professional). The DIT is supported by members of senior management who provide cross-functional support for cybersecurity risk management and facilitate the response to any cybersecurity incidents.

The Company’s DIT oversees the Company’s cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. The Company’s DIT also coordinates with the Company’s legal counsel and third parties, such as consultants, to assess and manage material risks from cybersecurity threats. The Company’s DIT is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes.

The Company’s Disclosure Committee, with the assistance of the DIT, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. The Company’s Disclosure Committee is comprised of, among others, the Company’s Chief Executive Officer, President, Chief Financial Officer, General Counsel, and Senior Vice Presidents.  The Company’s DIT, or a delegate, informs the Disclosure Committee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes.

As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor beginning on page 8 of the section entitled “Item 1A. Risk Factors” in this Form 10-K.

ITEM 2.  PROPERTIES.

Our corporate headquarters are located in Little Rock, Arkansas where we originally entered into a five-year agreement to lease office space on October 1, 2015. The lease has undergone several amendments and is currently set to expire in January 2027. The lease was amended again in January 2024 for three additional years. The amended lease is for 7,831 square feet.  We also have office space in San Jose, CA where in May 2023, we entered into an agreement to lease 4,128 square feet of office space commencing on September 1, 2023. The lease has a term of sixty-five months with an abatement period of five months.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American LLC under the symbol "INUV.” As of February 23, 2024, there were approximately 421 record owners of our common stock.  This amount does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for 2023 and 2022 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statements Regarding Forward-Looking Information, Part I. Item 1. Business and Item 1A. Risk Factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

Inuvo is an advertising technology and services business selling information technology solutions to brands, agencies and large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels. Inuvo facilitates, and gets paid, to deliver millions of advertising messages monthly and counts among its client's numerous world-renowned companies across industries.

Inuvo’s primary mission is to disrupt the advertising industry with its proprietary and patented generative large language artificial intelligence (AI), a technology capable of identifying and targeting audiences without using a consumer’s identity or data. The AI was designed to replace the consumer data, analytics, segmentation and lookalike modeling technologies that have traditionally served the advertising industry as it transitions to a new paradigm where a consumer’s identity and data are no longer available for advertising decisions due to legislative and technological changes.

The advertising industry Inuvo serves is going through an unprecedented change the likes of which has never occurred with the potential to disrupt the over $600 billion dollars in annual worldwide digital media spend that supports the internet. The cornerstone of the change revolves around the use of a consumer’s identity and data for ad-targeting. While there are many ways to identify consumers, the principal method that has evolved within the browsers has been the cookie, which is the location within the browser where a consumer's identity gets stored. When the cookie is no longer available, the means to lookup a consumer’s personal information in a database is no longer possible. No Cookie. No Data. No Targeting. Thirteen states have now signed consumer privacy legislation and another 17 have privacy bills in process. Apple has already eliminated the use of cookies within its browser and Google began phasing them out in January of 2024.

Inuvo’s AI technology solves this challenge and can be consumed by clients both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed various proprietary technology and assets that include digital content, websites, automated campaigns, ad fraud detection, performance reporting and predictive media mix modeling.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large language model based artificial intelligence, large scale information processing, software development, consumer data products, analytics, IOT (internet of things) integration and the relationships required to execute within the IOT. In 2023, Inuvo delivered roughly 11.27 billion ads. Inuvo’s intellectual property is protected by 19 issued and eight pending patents.

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

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 80% of the aggregate Eligible Accounts Receivable (which may increase to 85% if certain conditions are met), up to the maximum credit commitment of $5,000,000. We will pay MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we terminate the Agreement (i) before February 28, 2024, we are obligated to pay MHCA an exit fee of $50,000, or (ii) after February 28, 2024 but before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000. The Loan and Security Agreement continues for an indefinite term. At December 31, 2023 and 2022, there were no outstanding balances due under the Loan and Security Agreement.

2023 Overview

We reported net revenue of $73.9 million in 2023. In 2023, we heavily invested in the go-to-market team and marketing programs to increase exposure for our solution.

2023 Highlights:

•	Gross margins increased to 85.8% in 2023 compared to 60.0% in 2022
•	Company reached a quarterly record revenue of $24.6 million in the third quarter
•	Company introduced several new 2024 revenue generating products
•	Company raised $4 million in May 2023 to fund working capital
•	Free-cash-flow was improved year-over-year by $3 million
•	Marketing and brand awareness was raised with over 35 media mentions
•	23 new Agencies/Brands were signed up
•	Agency insider, Barry Lowenthal, joined the executive team as President
•	Company now has as clients a top three Auto, Retail, and Technology company

The Company's solutions are designed to deliver high converting audiences that maximize the return on advertising spend for clients. Company revenue is derived directly from the placement of advertising. Revenue and margin is therefore most impacted by either a change in the number of advertisements placed and/or the price paid for each advertisement placed.

Results of Operations

	For the Years Ended December 31,
	2023	2022	Change	% Change
Net Revenue	$73,911,528	$75,603,745	$(1,692,217)	(2.2)%
Cost of Revenue	10,477,272	30,244,387	(19,767,115)	(65.4)%
Gross Profit	$63,434,256	$45,359,358	$18,074,898	39.8%

Net Revenue

We reported $73.9 million in net revenue for the year ended December 31, 2023, a slight decrease as compared to $75.6 million during the same period in 2022. During 2023, we had lower year-over-year revenue in the early quarters but gained significant momentum during the second half of the year. Revenue for the quarter ended December 31, 2023 was $20.8 million, 21% higher than the same period in 2022. During 2023 our three largest customers accounted for 60.4%, 12.8%, and 5.7% of our revenues, respectively.  In 2022, two of the same customers and another customer accounted for 29.1%, 24.1% and 12.9% of our revenues, respectively. Unlike 2022, the revenue mix in 2023 showed increases from Platform clients. In 2022 we had some material Agency and Brand clients that were not served in 2023 which contributed to the slight decline in annual revenue. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients. We would likely experience a significant decline in revenue and our business could be harmed if we are unable to replace lost clients.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements. The decline in cost of revenue for the year ended December 31, 2023, compared to the same time period in 2022 was due to the change in revenue mix as discussed in the Net Revenue section above. The higher gross margin in the current year, 85.8% compared to 60.0% in the prior year, was due to the change in revenue mix.

Operating Expenses

	For the Year Ended December 31,
	2023	2022	Change	% Change
Marketing costs	$51,982,572	$36,921,139	$15,061,433	40.8%
Compensation	13,793,309	12,463,095	1,330,214	10.7%
General and administrative	8,050,890	8,624,998	(574,108)	(6.7%)
Operating expenses	$73,826,771	$58,009,232	$15,817,539	27.3%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs year ended December 31, 2023 compared to the same period in 2022 increased due to a higher number of campaigns. As we reported in our Form 10-Q filing for the quarterly period June 30, 2022, we identified certain advertising transactions with a prominent advertising network that, during the quarter ended June 30, 2022, appeared, according to our technology and assessment, to be comprised of invalid advertising clicks. As a result, in that quarter, we refunded $1.5 million to our clients that were impacted and reversed any revenue that would have been recognized related to this invalid traffic. In addition, in June 2022, we held back approximately $1.4 million in net payments due to the advertising network. On September 21, 2023 we reached an agreement with the advertising network resulting in extinguishing of all related liabilities and a reversal of Marketing costs.

Compensation expense was higher for the year ended December 31, 2023 compared to the same time period in 2022 due primarily to higher salary and incentive expense. Our total employment, both full and part-time, was 93 at December 31, 2023 compared to 86 at December 31, 2022.

General and administrative costs were lower for the year ended December 31, 2023 compared to the same time period in 2022 primarily due to a decrease in the reserve for doubtful accounts and professional fees.

Financing (expense), net

Finance (expense), net of interest income, for the year ended December 31, 2023 was approximately $30 thousand expense and was primarily due to financing expenses of approximately $77 thousand and commitment fee expense of approximately $18 thousand offset by interest income of approximately $63 thousand.

Finance expense, net, for the year ended December 31, 2022 was approximately $21 thousand and was primarily due to financing expenses of approximately $59 thousand offset by interest income, net of fees, on marketable securities of approximately $38 thousand.

Other (expense) income, net

Other income (expense), net, for the year ended December 31, 2023 was income of approximately $15 thousand from net realized and unrealized gains and losses discussed in Note 3 to our Consolidated Financial Statements.

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

In March 2021, we contracted with an investment management company to manage our cash in excess of current operating needs. We placed $2 million in cash equivalent accounts and $10 million in an interest-bearing account. At December 31, 2022, our funds with the investment management company were approximately $2 million and were invested in cash equivalent accounts and marketable debt and equity securities. Details of the activity is described in Note 3 to our Consolidated Financial Statements.

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2023, we sold 173,558 shares of common stock for gross proceeds totaling $63,136 under the ATM Program and paid the Sales Agent a commission of $1,902, all of which occurred during the second quarter of 2023. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

We have focused our resources behind a plan to market our collective multi-channel advertising capabilities differentiated by our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

As of December 31, 2023, we have approximately $4.4 million in cash, cash equivalents and short-term marketable securities. Our net working capital was $211.1 thousand. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2023 we had a net loss of $10.3 million and net cash outflows from operations of $2.6 million. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature and amounted to approximately $1.7 million for the year ended December 31, 2023. Through December 31, 2023, our accumulated deficit was $167.4 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash raised through the sale of stock in May 2023, cash generated from future operations and borrowings from the credit facility until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. Our collection period is less than 30 days and can also be used to meet accrued obligations. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the years ended 2023 and 2022:

	2023	2022
Net cash used in operating activities	$(2,554,075)	$(5,573,991)
Net cash provided by/(used in) investing activities	$606,190	$(1,666,125)
Net cash provided by/(used in) financing activities	$3,456,924	$(304,433)

Cash Flows - Operating

Net cash used in operating activities was $2,554,075 during 2023. We reported a net loss of $10,389,653, which included non-cash expenses: depreciation and amortization of $2,655,368, amortization of right of use assets of $96,190 and stock-based compensation of $1,986,296; and change in operating assets and liabilities was a net provision of cash of $2,325,415 primarily due to a decrease in the accounts receivable balance by $1,106,387, offset by a decrease in the accounts payable balance of $1,612,682 and an increase in accrued expenses and other liabilities of $2,813,043. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During 2022, cash used in operating activities was $5,573,991.  We reported a net loss of $13,106,539 which included the non-cash expenses of depreciation and amortization of $2,598,957, amortization of right of use assets $103,926 and stock-based compensation expenses of $2,350,314. The change in operating assets and liabilities was a net provision of cash of $753,111.

Cash Flows - Investing

Net cash provided by investing activities was $606,190 for 2023. Net cash used in investing activities was $1,666,125 in 2022. Cash used in investing activities in 2023 and 2022 consisted of capitalized internal development costs and cash provided in 2023 and 2022 consisted of proceeds from the sale of marketable securities.

Cash Flows - Financing

Net cash provided by financing activities was $3,456,924 during 2023, primarily from the proceeds from the capital raise (see Note 1).

Net cash used in financing was $304,433 during 2022.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. Our significant accounting policies related to Revenue Recognition, Equity-Based Compensation, Capitalized Software costs, Goodwill, Long-lived Assets and others are described in Note 2 — Summary of Significant Accounting Policies, of the Consolidated Financial Statements included elsewhere in this Report.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2023, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

N/A

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2024 Annual Meeting of Shareholders to be filed on or prior to April 30, 2024 (the “Proxy Statement”) and is incorporated herein by this reference.

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

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020	10-Q	11/9/20	3(i)8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
4.1	Description of Securities	10-K	2/11/21	4.1
10.1	Google Services Agreement effective January 1, 2024 by and between Vertro, Inc. and Google Inc.				Filed
10.2	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.3	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.4	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.5	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24

10.6	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.7	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.8	Amendment #15 to Yahoo! Publisher Contract dated May 9, 2018	8-K	5/15/18	10.1
10.9	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1
10.10	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract	10-K	3/15/19	10.6
10.11	Amendment #28 to the Yahoo! Publisher Network Contract #1-19868214, dated as of November 11, 2020***	8-K	11/16/20	10.1
10.12	Amendment #32 to the Yahoo! Publisher Network Contract #1-9868214, dated May 10, 2023.***	8-K	5/16/23	10.1
10.13	Form of Indemnification Agreement with Directors of Inuvo, Inc.	10-Q	11/7/18	10.5
10.14	2017 Equity Compensation Plan	DEF14A	4/28/17	A
10.15	Amendment No. 1 to the 2017 Equity Compensation Plan	DEF14	9/3/19	B
10.16	Amendment No. 2 to the 2017 Equity Compensation Plan	DEF14	5/2/22	A
10.17	2017 Equity Compensation Plan Non-Qualified Stock Option Agreement	10-Q	8/15/22	10.2
10.18	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission	10-K	3/13/13	10.23
10.19	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission..	10-K	3/13/13	10.24
10.20	Amendment to Grant Reimbursement Agreement, dated March 2021, with the Arkansas Economic Development Commission.	10-K	3/17/21	10.21
10.21	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/12	10.2
10.22	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/12	10.4
10.23	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris	8-K	3/6/12	10.5
10.24	Loan and Security Agreement dated February 28, 2020 effective March 12, 2020 by and between Inuvo, Inc. and its subsidiaries and Hitachi Capital America Corp.	8-K	3/17/20	10.1
10.25	Amendment No. 1 to Loan and Security Agreement and Collateral Documents, dated March 1, 2023, by and between Mitsubishi HC Capital, Inc., f/k/a Hitachi Capital America Corp. and Inuvo, Inc. and its subsidiaries.	8-K	3/6/23	10.1
10.26	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
10.27	Form of Subscription Agreement	8-K	4/01/20	10.1
10.28	2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	2/11/21	10.29
10.29	Sales Agreement, dated May 28, 2021 by and between A.G.P./Alliance Global Partners and Inuvo, Inc.	8-K	5/28/21	1.1
21.1	Subsidiaries of the Registrant				Filed
23.1	Consent of EisnerAmper LLP, PCAOB FIRM ID 274				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
97.1	Clawback Policy				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments).				Filed

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

Inuvo, Inc.

February 29, 2024	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 29, 2024
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer (principal financial and accounting officer)	February 29, 2024
Wallace D. Ruiz

/s/ Jonathon Bond	Director	February 29, 2024
Jonathon Bond

/s/ Gordon J. Cameron	Director	February 29, 2024
Gordon J. Cameron

/s/ Kenneth Lee	Director	February 29, 2024
Kenneth Lee

/s/ Charles D. Morgan	Director	February 29, 2024
Charles D. Morgan

 INUVO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Inuvo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Allowance for credit losses

As discussed in Note 2 to the consolidated financial statements, the Company estimates an allowance for  expected credit losses on accounts receivable by reviewing comprehensive historical data and taking into consideration current conditions of the Company and the impact of relevant current and projected economic conditions on their ability to collect accounts receivable balances. As part of that process, management identified specific risks related to customers where changes in payment experience occurred.   The evaluation of expected losses for these specific customers required further judgement. At December 31, 2023, the Company recorded an allowance for credit losses of

$1,645,045.

We identified the estimate of allowance for credit losses as a critical audit matter due to the subjective judgments required of management in evaluating risk characteristics for those specific customer accounts receivables where changes in payment experiences have occurred and in developing its estimate of expected losses on those accounts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures for evaluating management’s significant assumptions related to these judgements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the financial statements. The procedures we performed included gaining an understanding of the controls relating to management’s estimate of allowance for credit losses, testing management’s process for developing the estimate, including evaluating management’s process for identifying risk characteristics for customers.  Our procedures included examination of payment terms and agreements with the customers, testing payments in accordance with those agreements and evaluation of payments subsequent to the Company’s reporting date.   In addition, evaluating the reasonableness of management’s judgements included performing inquiries of management and examination of other information related to the intent and ability of the customers to make payment.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2021.

EISNERAMPER LLP

Iselin, New Jersey

February 29, 2024

Inuvo, Inc.

Consolidated Balance Sheets

For the Years Ended December 31,

	2023	2022
Assets
Current assets
Cash and cash equivalents	$4,440,454	$2,931,415
Marketable securities - short term	—	1,529,464
Accounts receivable, net of allowance for doubtful accounts of $1,645,045 and $1,440,678, respectively	9,226,956	11,119,892
Prepaid expenses and other current assets	1,076,121	798,977
Total current assets	14,743,531	16,379,748

Property and equipment, net	1,680,788	1,668,972
Other assets
Right of use assets - operating lease	805,786	310,162
Right of use assets - finance lease	72,560	168,750
Referral and support services agreement advance	500,000	800,000
Marketable securities - long term	—	660,126
Intangible assets, net of accumulated amortization	4,664,791	5,649,291
Goodwill	9,853,342	9,853,342
Other assets	53,346	66,919
Total other assets	15,949,825	17,508,590
Total assets	$32,374,144	$35,557,310

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,432,120	$8,044,802
Accrued expenses and other current liabilities	7,926,479	5,162,458
Lease liability - operating lease	123,074	287,523
Lease liability - finance lease	50,801	101,003
Total current liabilities	14,532,474	13,595,786

Long-term liabilities
Deferred tax liability	89,238	107,000
Lease liability - operating lease	751,821	23,878
Lease liability - finance lease	18,209	70,597
Other long-term liabilities	216	10,733
Total long-term liabilities	859,484	212,208

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 137,983,918 and 120,137,124 respectively;	137,983	120,138
Additional paid-in capital	184,291,414	178,771,604
Accumulated other comprehensive income	—	(84,868)
Accumulated deficit	(167,447,211)	(157,057,558)
Total stockholders' equity	16,982,186	21,749,316
Total liabilities and stockholders' equity	$32,374,144	$35,557,310

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2023	2022
Net revenue	$73,911,528	$75,603,745
Cost of revenue	10,477,272	30,244,387
Gross profit	63,434,256	45,359,358
Operating expenses:
Marketing costs	51,982,572	36,921,139
Compensation	13,793,309	12,463,095
General and administrative	8,050,890	8,624,998
Total operating expenses	73,826,771	58,009,232
Operating loss	(10,392,515)	(12,649,874)
Income tax benefit (expense)	17,764	—
Financing, other	(29,570)	(21,111)
Other (expense)/income, net	14,668	(435,554)
Net loss	$(10,389,653)	$(13,106,539)
Other comprehensive income
Unrealized (loss)/gain on marketable securities	84,868	(138,605)
Comprehensive loss	$(10,304,785)	$(13,245,144)

Per common share data:
Basic and diluted
Net loss	$(0.08)	$(0.11)

Weighted average shares:
Basic	131,116,370	119,826,036
Diluted	131,116,370	119,826,036

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive
	Shares	Stock	in Capital	Deficit	Income	Total
Balances as of December 31, 2021	118,747,447	$118,748	$176,586,529	$(143,951,019)	53,737	$32,807,995
Net loss	—	—	—	(13,106,539)	—	(13,106,539)
Unrealized loss on debt securities	—	—	—	—	(138,605)	(138,605)
Stock-based compensation	—	—	2,350,314	—	—	2,350,314
Stock issued for vested restricted stock awards	1,389,677	1,390	(1,390)	—	—	—
Shares withheld for taxes on vested restricted stock	—	—	(196,892)	—	—	(196,892)
Stock warrants issued for referral agreement			33,043		—	33,043
Balances as of December 31, 2022	120,137,124	120,138	178,771,604	(157,057,558)	(84,868)	21,749,316
Net loss	—	—	—	(10,389,653)	—	(10,389,653)
Unrealized gain on debt securities	—	—	—	—	84,868	84,868
Stock-based compensation	—	—	1,986,296	—	—	1,986,296
Stock issued for vested restricted stock awards	1,673,236	1,671	(1,671)	—	—	—
Proceeds from sale of common stock, net of expenses	16,000,000	16,000	3,649,000			3,665,000
Shares withheld for taxes on vested restricted stock			(166,872)	—	—	(166,872)
AGP Closing of at-the-market sale of common stock	173,558	174	60,962			61,136
Change in fair value of warrants related to vesting	—	—	(7,905)	—	—	(7,905)
Balances as of December 31, 2023	137,983,918	$137,983	$184,291,414	$(167,447,211)	$—	$16,982,186

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022
Operating activities:
Net loss	$(10,389,653)	$(13,106,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,655,368	2,598,957
Amortization of Right of Use Assets-Finance Leases	96,190	103,926
Stock based compensation	1,986,296	2,350,314
(Gain) Loss on marketable securities	(14,668)	435,554
Amortization of financing fees	8,333	2,500
Provision for doubtful accounts	786,549	1,265,143
Stock warrant (income) expense	(7,905)	33,043
Deferred income tax benefit	(17,764)	—
Derecognition of contingencies and grant	—	(10,000)
Change in operating assets and liabilities:
Accounts receivable	1,106,387	(3,119,222)
Referral and support services agreement advance	300,000	300,000
Prepaid expenses, other current assets and other assets	(263,569)	578,009
Accounts payable	(1,612,682)	3,200,086
Accrued expenses and other liabilities	2,813,043	(205,762)
Net cash used in operating activities	(2,554,075)	(5,573,991)
Investing activities:
Purchases of equipment and capitalized development costs	(1,682,683)	(1,689,869)
Purchase of marketable securities	—	(1,693,963)
Proceeds from the sale of marketable securities	2,288,873	1,717,707
Net cash provided by (used in) investing activities	606,190	(1,666,125)
Financing activities:
Gross proceeds from line of credit	592,868	—
Repayments on line of credit	(592,868)	—
Proceeds from sale of common stock, net of expenses	3,665,000	—
Payments on finance/capital leases	(102,340)	(107,539)
Net taxes paid on RSU grants exercised	(166,872)	(196,894)
Proceeds from at-the-market sales	61,136	—
Net cash provided by/(used in) financing activities	3,456,924	(304,433)

Net change – cash	1,509,039	(7,544,549)
Cash, beginning of year	2,931,415	10,475,964
Cash, end of year	$4,440,454	$2,931,415

Supplemental information:
Interest paid	$105,148	$18,612
Non-cash investing and financing activities:
Assets purchased under finance lease obligations	$—	$70,774
Acquisition of right of use asset for operating lease liability	$1,105,148	$—

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Note 1 – Organization and Business

Company Overview

Inuvo is an advertising technology and services business selling information technology solutions to brands, agencies and large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels. Inuvo facilitates, and gets paid, to deliver millions of advertising messages monthly and counts among its client's numerous world-renowned companies across industries.

Inuvo’s primary mission is to disrupt the advertising industry with its proprietary and patented generative large language artificial intelligence (AI), a technology capable of identifying and targeting audiences without using a consumer’s identity or data. The AI was designed to replace the consumer data, analytics, segmentation and lookalike modeling technologies that have traditionally served the advertising industry as it transitions to a new paradigm where a consumer’s identity and data are no longer available for advertising decisions due to legislative and technological changes. Rather than targeting people, the AI targets the reasons behind why people are interested in products, services and brands.

Inuvo’s AI technology solves this challenge and can be consumed by clients both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed various proprietary technology and assets that include digital content, websites, automated campaigns, ad fraud detection, performance reporting and predictive media mix modeling.

The Inuvo products and services use analytics, data and artificial intelligence in a manner that optimizes the purchase and placement of advertising in real time. These capabilities are typically sold with services both individually and in combination with each other based on client needs. These products and services include:

•	IntentKey: An artificial intelligence-based consumer intent recognition system designed to reach highly targeted mobile and desktop In-Market audiences with precision; and

•	Bonfire: A marketing and advertising solution which can be provided directly to brands and where a collection of data, analytics, software and publishing is used to align advertising messages with consumers across websites online.

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large language model based artificial intelligence, large scale information processing, software development, consumer data products, analytics, IOT (internet of things) integration and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 19 issued and eight pending patents.

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

On May 28, 2021, we entered into a Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners, as sales agent (the "Sales Agent"), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the "ATM Program") up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2023, we sold 173,558 shares of common stock for gross proceeds totaling $63,136 under the ATM Program and paid the Sales Agent a commission of $1,902, all of which occurred during the second quarter of 2023. Any shares of common stock offered and sold in the ATM Program will be issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) 10 days’ advance notice from one party to the other, or (c) the sale of the balance available under our Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

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

We have focused our resources behind a plan to market our collective multi-channel advertising capabilities differentiated by our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to a positive cash flow from operations. However, there is no assurance that we will be able to achieve this objective.

As of December 31, 2023, we have approximately $4.4 million in cash, and cash equivalents. Our net working capital was $211.1 thousand. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2023 we had a net loss of $10.3 million and net cash outflows from operations of $2.6 million. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature and amounted to approximately $1.7 million for the year ended December 31, 2023. Through December 31, 2023, our accumulated deficit was $167.4 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash raised through the sale of stock in May 2023, cash generated from future operations and borrowings from the credit facility until reaching profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. Our collection period is less than 30 days and can also be used to meet accrued obligations. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

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

Revenue recognition - We generate revenue by identifying audiences and presenting advertisements on behalf of our customers. We provide our products, technologies and services to Agencies & Brands and Platforms (large consolidators of advertising demand). Currently, revenue from our IntentKey products and services are primarily from Agencies & Brands, and revenue from our Bonfire products and services are primarily from platforms. Our revenue is derived from the placements of advertisements across advertising channels, browsers, applications and devices. Pricing for those advertisement placements is typically either on a cost-per-click or cost per thousand impressions basis.

Our revenue is a function of the number of advertisements placed combined with the price we obtain (using our technologies) for the placements made on behalf of our clients. We assume the risk associated of finding placements at a cost below that for which it had been sold.

We recognize revenue when control of the contracted services or product is transferred to our customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We determine revenue recognition through (i) identification of a contract with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations in the contract, and (v) recognition of revenue when or as the performance obligations are satisfied.

For Agencies and Brands, the terms of an agreement are captured in an Insertion Order ("IO") where revenue is recognized upon delivery of services during the period covered by the IO. For Platforms, terms are generally captured in multi-year master service agreements and revenue is recognized based on the number of advertisements placed or clicked on in the period they occur. We settle advertisement placement prices with our customers net of any adjustments for quality.

In the year ended December 31, 2023, we generated $73,911,528 in revenue of which 79.1% was from Platforms, 20.9% from Agencies and Brands. In the year ended December 31, 2022, we generated $75,603,745 in revenue of which 51.7% was from Platforms, 48.3% from Agencies and Brands.

Accounts receivable - Accounts receivable consist of trade receivables from customers. We record accounts receivable at its net realizable value, recognizing an allowance for doubtful accounts based on our best estimate of expected credit losses on our existing accounts receivable. Balances are written off against the allowance after all means of collection have been exhausted and the possibility of recovery is considered remote. The current expected credit loss (CECL) model under Accounting Standards Update (ASU) 2016-13 requires an estimation of expected credit losses over the life of a financial instrument, taking into consideration historical experience, current conditions, and reasonable and supportable forecasts. Management has reviewed comprehensive historical data, any relevant economic indicator, and estimated our estimated credit loss based off these probabilities. In the year ended December 31, 2023, 2022, and 2021, we recorded accounts receivable, net allowance for doubtful accounts of, $9,226,956, $11,119,892, and $9,265,813 respectively.

	For the twelve months ended December 31,
	2023	2022	2021

Balance at the end of the year	$9,226,956	$11,119,892	$9,265,813

Cost of revenue - Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements primarily for Agencies and Brands. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements.

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense was $1,670,868 and $1,527,663, respectively, for the years ended December 31, 2023 and 2022.

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

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We perform an impairment test annually as of December 31, 2023. As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount.

We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

We determined there was no impairment of goodwill during 2023 and 2022.

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

We recorded no impairment of intangible assets during 2023 or 2022.

See Note 6, Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation for a significant portion of the net deferred tax assets as of December 31, 2023 and 2022.

We have adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties or interest for the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, there were 43 full-time employees in Arkansas, seven employees under the required 50.  As such, we recorded a contingent liability of $35,000.

As of December 31, 2022, there were 48 full-time employees in Arkansas, two employees under the required 50.  As such, we recorded a contingent liability of $10,000.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2023 and 2022 and therefore, shares associated with stock options, restricted stock and convertible debt are not included because they are anti-dilutive.  Basic and diluted net loss per share is the same for all periods presented.

Operating segments - In accordance with ASC 280 - Segment reporting, segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, our chief executive officer, reviews financial information presented on a consolidated basis and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by our chief executive officer, we operate as one reportable segment.

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

Customer concentrations - In 2023, we had two individual customers with revenue concentration greater than 10% of our total revenues accounting for 60.4% and 12.8%, respectively. At December 31, 2023, we had one customer greater than 10% of our total accounts receivable balance accounting for 50.5%.

In 2022, we had three individual customers with revenue concentration greater than 10% of our total revenue accounting for 29.1%, 24.1%, and 12.9%, respectively. At December 31, 2022, we had two customers greater than 10% of our total accounts receivable balance accounting for 50.6% and 12.7%, respectively.

Vendor concentrations - In 2023, we had two individual vendors with cost of revenue concentration greater than 10% of our total cost of revenue accounting for 67.6% and 15.3% of the total cost of revenue, respectively.

In 2022, we had four individual vendors with cost of revenue concentration greater than 10% of our total cost of revenue accounting for 33.8%, 30.4%, 14.5% and 11.1%, of the total cost of revenue, respectively.

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

Recently Adopted Accounting Pronouncements

On January 1, 2023, we adopted Accounting Standards Code (ASC) No. 326, Financial Instruments-Credit Losses. ASC 326 requires a financial asset (loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financials assets not excluded from scope) measured at amortized cost basis to be presented at the net amount expected to be collected. The adoption of this new standard did not have a material impact on our consolidated financial statements and primarily resulted in enhanced disclosures only.

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

The cost, gross unrealized gains (losses) and fair value of marketable securities by major security type as of December 31, 2023 and 2022 were as follows:

	Investment Assets at Fair Value		Investment Assets at Fair Value
	As of December 31, 2023		As of December 31, 2022
	Level 1	Total	Level 1	Total

Debt securities	$—	$—	$936,563	$936,563
Equity securities	—	—	1,253,027	1,253,027
Cash equivalents	69,291	69,291	801	801
Total Investments at Fair Value	$69,291	$69,291	$2,190,391	$2,190,391

	As of December 31, 2023			As of December 31, 2022
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value

Marketable securities
Debt securities	$—	$—	$—	$1,021,431	$(84,868)	$936,563
Equity securities	—	—	—	1,776,773	(523,746)	1,253,027
Total marketable securities			$—			$2,189,590

The realized loss on the securities for the year ended December 31, 2023 was approximately $510,000.

Note 4 – Allowance for Credit Losses

The activity in the allowance for doubtful accounts was as follows during the years ended December 31, 2023 and 2022:

	2023	2022
Balance at the beginning of the year	$1,440,678	$202,904
Provision for bad debts	786,549	1,265,143
Charge-offs	(582,189)	(27,369)
Recoveries	7	—
Balance at the end of the year	$1,645,045	$1,440,678

The allowance for doubtful accounts at December 31, 2023 was $1,645,045, an increase of $204,367 from December 31, 2022. During 2022, we expanded our business in part by acquiring new customers with whom we contract directly. These customers typically require longer credit terms than traditional CPC based customers. One of these customers was a significant portion, 24.1% of our total 2022 revenue, and has stretched its payments to 120 days and beyond. Ultimately, we agreed to extended payments from the customer through September 2024. All amounts due from this customer have been fully reserved as of December 31, 2023.

Note 5– Property and Equipment

The net carrying value of property and equipment at December 31, 2023 and 2022 was as follows:

	2023	2022
Furniture and fixtures	$293,152	$293,152
Equipment	1,292,528	1,265,752
Capitalized software development costs	16,159,517	14,503,608
Leasehold improvements	458,885	458,885
Subtotal	18,204,082	16,521,397
Less: accumulated depreciation and amortization	(16,523,294)	(14,852,425)
Total	$1,680,788	$1,668,972

 Depreciation expense was $1,670,868 and $1,527,663, respectively, for the years ended December 31, 2023 and 2022.

Note 6 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2023:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2023 Amortization

Customer list, Google	20 years	$8,820,000	$(5,218,500)	$3,601,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	—
Customer list, ReTargeter	5 years	1,931,250	(1,705,938)	225,312	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	—
Brand name, ReTargeter	5 years	643,750	(568,646)	75,104	128,750
Customer relationships	20 years	570,000	(197,125)	372,875	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(12,900,209)	$4,664,791	$984,500

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2022:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2022 Amortization
Customer list, Google	20 years	$8,820,000	$(4,777,500)	$4,042,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	60,000
Customer list, ReTargeter	5 years	1,931,250	(1,319,688)	611,562	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	26,794
Brand name, ReTargeter	5 years	643,750	(439,896)	203,854	128,750
Customer relationships	20 years	570,000	(168,625)	401,375	28,500
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(11,915,709)	$5,649,291	$1,071,294

Goodwill, total		$9,853,342	$—	$9,853,342	$—

___________

(1) The trade names related to our web properties have an indefinite life, and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2024	$769,917
2025	469,500
2026	469,500
2027	469,500
2028	469,500
Thereafter	1,626,874
Total	$4,274,791

Note 7 - Bank Debt

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. We've undergone several amendments to this agreement.

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 80% of the aggregate Eligible Accounts Receivable (which may increase to 85% if certain conditions are met), up to the maximum credit commitment of $5,000,000. We will pay MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we terminate the Agreement (i) before February 28, 2024, we are obligated to pay MHCA an exit fee of $50,000, or (ii) after February 28, 2024 but before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000. The Loan and Security Agreement continues for an indefinite term. At December 31, 2023 and 2022, there were no outstanding balances due under the Loan and Security Agreement.

Note 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2023 and 2022:

	2023	2022
Accrued marketing costs	$5,717,983	$3,321,598
Accrued expenses and other	622,960	1,044,664
Accrued commissions and payroll	1,544,460	782,441
Arkansas grant contingency	35,000	10,000
Accrued taxes, current portion	6,076	3,755
Total	$7,926,479	$5,162,458

Note 9 - Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded as a current asset. The advance is being amortized as marketing expenses over five years.  As of December 31, 2023, $700,000 has been amortized and the total current and non-current balance is $800,000. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests over two years upon achieving certain performance metrics (see Note 12 - Stockholders' Equity).  Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity. In April 2022, we agreed to Amendment No. 2 to the agreement. The amendment replaced the quarterly support fees with a commission on quarterly cumulative programmatic revenue.

The amendment also revised the cumulative target media spend and the associated commission.

In addition, effective September 26, 2023, Inuvo and the business development partner entered into an Offset Agreement whereby the parties agreed that the commission due to the partner be offset against the outstanding receivable balances due to Inuvo. We offset approximately $960,852 in commissions due to the partner against the outstanding receivable of $642,202. The total amount of commission recognized, net of the $67K commission adjustment per our offset agreement, for the year ended December 31, 2023 was approximately $52K.

Note 10 - Income Taxes

The provision for income taxes consists of the following at December 31, 2023 and 2022:

	2023	2022
Current tax provision	$—	$—
Deferred tax benefit	17,764	—
Total tax benefit	$17,764	$—

A reconciliation of the expected Federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2023	2022
Federal statutory rate	21%	21%
State income tax rate, net of federal benefit	1%	3%
Permanent differences	4%	—%
Change in valuation allowance	(26%)	(24%)
	—%	—%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards. For the year ended December 31, 2023, we recognized a deferred tax benefit of approximately $17.8 thousand.

When required, we record a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. We have no uncertain tax positions that require us to record a liability. Our federal income tax returns are subject to examination by the IRS, generally for three years after they are filed.

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation, we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for a significant portion of the net deferred tax assets that may not be realized as of December 31, 2023 and 2022.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Net operating loss carry forward	$38,860,119	$36,506,618
Intangible assets	1,011,900	543,000
Accrued liabilities	541,200	287,600
Deferred rent	19,200	3,000
Allowance for doubtful accounts	461,000	403,800
Stock compensation expense	587,900	869,900
Unrecognized Income/Loss	—	122,100
Other	403,500	373,100
Subtotal	41,884,819	39,109,118
Less valuation allowance	(40,619,657)	(37,976,018)
Total	1,265,162	1,133,100
Deferred tax liabilities:
Intangible assets and property and equipment	826,300	1,242,200
Other	528,100	(2,100)
Total	1,354,400	1,240,100
Net deferred tax liabilities	$(89,238)	$(107,000)

The net operating losses amounted to approximately $107,908,005 and expire beginning 2024 through 2037. Included in the federal net operating loss carryforwards are $30.7 million generated from 2018 to 2023 that will not expire and are limited to offset 80% of our taxable income for years beginning after December 31, 2020.

As of December 31, 2023, the Company has a net deferred tax liability of $89,238.  The net deferred tax liability is due to goodwill that is amortized for tax purposes and a trade name that has an indefinite life, of which both are not being amortized for book purposes.

The deferred tax liability relating to goodwill can only be offset up to 80% by NOLs generated in tax years ending December 31, 2018 and beyond, as well as NOLs available after consideration of IRC Section 382 limitation. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2023 will be recorded.

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

The Company remains open to examination by the Internal Revenue Service for the years ending December 31, 2019 through 2022. Carryforward attributes generated in all years since inception remain subject to adjustment. Our state income tax returns are open to audit under the statute of limitations for the same periods.

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

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP increasing the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of December 31, 2023, the total number of shares of our common stock reserved for issuance under the 2017 ECP was 24,550,000.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $1,986,296 and $2,350,314 for the years ended December 31, 2023 and 2022, respectively. Total compensation cost not yet recognized at December 31, 2023 was $1,571,436 to be recognized over a weighted-average recognition period of one year.

The following table summarizes the stock grants outstanding under our 2017 ECP plan as of December 31, 2023:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total
Total	—	7,010,016	6,634,121	10,905,863	24,550,000

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

The following table summarizes our stock option activity during 2023:

	Options	Weighted Average Exercise Price
Outstanding, beginning of year	100,000	$0.52
Stock options, granted	—	$—
Stock options exercised	—	$—
Stock options canceled	100,000	$0.52
Outstanding, end of year	—	$—
Exercisable, end of year	—	$—

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

The following table summarizes the weighted average assumptions for our granted options and RSUs. There were no options granted in the period ended December 31, 2023.

The following table summarizes our restricted stock unit activity for 2023:

	Restricted Stock Unit	Weighted Average Fair Value
Outstanding, beginning of year	4,913,339	$0.79
Granted	4,220,000	$0.31
Vested	(2,073,322)	$0.86
Forfeited	(50,001)	$0.55
Outstanding, end of year	7,010,016	$0.48

Note 12 – Stockholders' Equity

Common Stock

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 9 - Commitments).  As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed on a ratable basis over the vesting period of each tranche.  On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. On August 31, 2023, 21,136 shares vested. For the second tranche, we reversed approximately $7.9 thousand for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the Original Issue Date, any interests in Warrant shares that have not vested pursuant to the terms and conditions of the agreement shall be deemed forfeited and shall never become exercisable. At the period ended December 31, 2023, approximately 193 thousand shares have been forfeited.

Earnings per Share

During the 2023 and 2022, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee's contributions to the plan up to the first four of the employee's annual salary. The matching contribution for the years ended 2023 and 2022 was $370,782 and $292,825, respectively.

Note 14 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are also listed as separate line items on our consolidated balance sheets. As of December 31, 2023 and December 31, 2022, total operating and financed right-of-use assets were $805,786 and $72,560, and $310,162 and $168,750, respectively.

For the years-ended December 31, 2023 and 2022, we recorded $96,190 and $103,926 in amortization expense related to finance leases.

For the years-ended December 31, 2023 and 2022, we recorded $358,667 and $377,020, respectively, in rent expense related to operating leases.

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

Information related to our operating lease liabilities for are as follows:

December 31, 2023
Cash paid for operating lease liabilities	$338,497
Weighted-average remaining lease term	3.75 years
Weighted-average discount rate	10.5%

Minimum future lease payments ended December 31, 2023
2024	$207,351
2025	219,608
2026	222,387
2027	226,834
2028	233,727
2029	19,526
1,129,433
Less imputed interest	(254,537)
Total lease liabilities	$874,896

Information related to our financed lease liabilities are as follows:

December 31, 2023
Cash paid for finance lease liabilities	$117,369
Weighted-average remaining lease term	1.31 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2023

2024	52,626
2025	18,491
71,117
Less imputed interest	(2,107)
Total lease liabilities	$69,010

Note 15 - Related Parties

A board member of the Company is employed by the investment company that is the financial advisor and custodian of the Company’s marketable securities. Marketable securities were $0 and $2,189,590 as of December 31, 2023 and 2022, respectively. The fees paid to the financial advisor were not material.

In addition, a board member of the Company is also a minority shareholder and consultant to one of the Company’s largest customers during 2022. Revenue from this customer was approximately $0 and $18.3 million for the years ended December 31, 2023 and 2022, respectively, and accounts receivable was approximately $1.2 million as of December 31, 2023.

During August 2023, we entered into a referral agreement with a board member of the Company. An initial fee of $15,000 was agreed upon, payable upon the execution of the agreement. Subsequently, a monthly retainer of $5,000, paid in advance, was established, starting from September 1, 2023. Either party has the right to terminate this agreement at any time and for any reason. Termination requires fourteen (14) days written notice to be provided to the other party. For the twelve months ended December 31, 2023, we recognized approximately $35,000 in expense.

Note 16 - Subsequent Event

On January 11, 2024, we amended and renewed our lease at our corporate headquarters in Little Rock, Arkansas. The lease was extended for thirty-six months commencing on February 1, 2024 and expiring on January 31, 2027 and will cost approximately $127,000 during its first year. Thereafter, the lease payments increase by 2% annually.

