Form 10-Q
period 2024-03-31
Inuvo, Inc.
filed 2024-05-07
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	April 26, 2024
Common Stock	139,883,999

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission ("SEC") on February 29, 2024 and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “first quarter 2024” means for the three months ended March 31, 2024, “first quarter 2023” means for the three months ended March 31, 2023,  “2023” means the fiscal year ended December 31, 2023 and “2024” means the fiscal year ending December 31, 2024. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$2,431,957	$4,440,454
Accounts receivable, net of allowance for credit losses of $487,158 and $1,645,045, respectively.	8,710,358	9,226,956
Prepaid expenses and other current assets	1,018,876	1,076,121
Total current assets	12,161,191	14,743,531

Property and equipment, net	1,725,938	1,680,788
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	4,418,666	4,664,791
Referral and support services agreement advance	425,000	500,000
Right of use assets - operating lease	1,084,113	805,786
Right of use assets - finance lease	53,911	72,560
Other assets	53,346	53,346
Total other assets	15,888,378	15,949,825

Total assets	$29,775,507	$32,374,144

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,330,807	$6,432,120
Accrued expenses and other current liabilities	8,030,395	7,926,479
Lease liability - operating lease	233,919	123,074
Lease liability - finance lease	38,186	50,801
Total current liabilities	13,633,307	14,532,474

Long-term liabilities
Deferred tax liability	89,238	89,238
Lease liability - operating lease	935,977	751,821
Lease liability - finance lease	12,118	18,209
Other long-term liabilities	—	216
Total long-term liabilities	1,037,333	859,484

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 139,428,784 and 137,983,918, respectively.	139,428	137,983
Additional paid-in capital	184,524,308	184,291,414
Accumulated other comprehensive loss	—	—
Accumulated deficit	(169,558,869)	(167,447,211)
Total stockholders' equity	15,104,867	16,982,186
Total liabilities and stockholders' equity	$29,775,507	$32,374,144

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net revenue	$17,023,777	$11,847,440
Cost of revenue	2,099,042	3,190,563
Gross profit	14,924,735	8,656,877
Operating expenses
Marketing costs	13,102,644	7,087,550
Compensation	3,224,859	3,422,841
General and administrative	688,510	1,581,889
Total operating expenses	17,016,013	12,092,280
Operating loss	(2,091,278)	(3,435,403)
Financing expense, net	(20,380)	(19,120)
Other income, net	—	14,418
Net loss	(2,111,658)	(3,440,105)
Other comprehensive income
Unrealized gain on marketable securities	—	84,868
Comprehensive loss	$(2,111,658)	$(3,355,237)

Per common share data
Basic and diluted:
Net loss	$(0.02)	$(0.03)

Weighted average shares
Basic	138,789,669	120,970,597
Diluted	138,789,669	120,970,597

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(2,111,658)	$(3,440,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673,203	639,026
Depreciation-Right of Use Assets - Financing	18,649	30,642
Stock based compensation	396,312	432,084
Grant expense	(5,000)	5,000
Amortization of financing fees	833	2,083
Adjustment to expected losses on accounts receivable	(1,100,000)	(38,875)
Gain on marketable securities	—	(14,418)
Stock warrant expense	—	(9,874)
Change in operating assets and liabilities:
Accounts receivable	1,616,597	2,037,941
Referral and support services agreement advance	75,000	75,000
Prepaid expenses, unbilled revenue and other current assets	57,245	(171,434)
Accrued expenses and other liabilities	124,540	(240,104)
Accounts payable	(1,101,313)	(2,537,965)
Net cash used in operating activities	(1,355,592)	(3,230,999)
Investing activities:
Purchases of equipment and capitalized development costs	(472,228)	(411,238)
Proceeds from the sale of marketable securities		2,288,876
Net cash provided by/(used in) investing activities	(472,228)	1,877,638
Financing activities:
Net proceeds from line of credit	—	592,868
Payments on finance lease obligations	(18,705)	(34,467)
Net taxes paid on restricted stock unit grants exercised	(161,972)	(166,872)
Net cash provided by/(used in) financing activities	(180,677)	391,529
Net change – cash	(2,008,497)	(961,832)
Cash and cash equivalent, beginning of year	4,440,454	2,931,415
Cash and cash equivalent, end of period	$2,431,957	$1,969,583
Supplemental information:
Interest paid	$36,914	$29,953
Acquisition of right of use asset for operating lease liability	$335,286	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended March 31,

2024
	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Stock	Capital	Deficit	(Loss)	Total
Balance as of December 31, 2023	137,983,918	$137,983	$184,291,414	$(167,447,211)	$—	$16,982,186
Net loss				(2,111,658)		(2,111,658)
Stock-based compensation			396,312			396,312
Stock issued for vested restricted stock awards	1,444,866	1,445	(1,445)			—
Shares withheld for taxes on vested restricted stock			(161,973)			(161,973)
Balance as of March 31, 2024	139,428,784	$139,428	$184,524,308	$(169,558,869)	$—	$15,104,867

2023
	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Stock	Capital	Deficit	(Loss)	Total
Balance as of December 31, 2022	120,137,124	$120,138	$178,771,604	$(157,057,558)	$(84,868)	$21,749,316
Net loss				(3,440,105)		(3,440,105)
Unrealized loss on debt securities					84,868	84,868
Stock-based compensation			432,084			432,084
Stock issued for vested restricted stock awards	1,503,238	1,503	(1,503)			—
Shares withheld for taxes on vested restricted stock			(166,872)			(166,872)
Reversal of expense related to a change in warrant vesting			(9,874)			(9,874)
Balance as of March 31, 2023	121,640,362	$121,641	$179,025,439	$(160,497,663)	$—	$18,649,417

Inuvo, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is an advertising technology and services business selling information technology solutions to brands, agencies and large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels. Inuvo facilitates, and gets paid, to deliver millions of advertising messages monthly and counts among its client's numerous world renowned companies across industries.

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

The Inuvo products and services use analytics, data and artificial intelligence in a manner that optimizes the purchase and placement of advertising in real time. These capabilities are typically sold with services both individually and in combination with each other based on client needs. These products and services include:

•	IntentKey: An artificial intelligence-based consumer intent recognition system designed to reach highly targeted mobile and desktop In-Market audiences with precision; and

•	Bonfire: A marketing and advertising solution where a collection of data, analytics, software and publishing is used to align advertising messages with consumers across websites online.

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

Liquidity

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2023, we sold 173,558 shares of common stock for gross proceeds totaling $63,136 under the ATM Program and paid the Sales Agent a commission of $1,902, all of which occurred during the second quarter of 2023. For the three-month period ended March 31, 2024, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program terminated on March 15, 2024, the third (3rd) anniversary of the initial effective date of the Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent was entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock. The shares were offered pursuant to the Shelf Registration Statement and a prospectus supplement relating to the offering was filed with the SEC on May 26, 2023.

We have focused our resources behind a plan to market our collective multi-channel advertising capabilities differentiated by our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to positive cash flows from operations. However, there is no assurance that we will be able to achieve this objective.

As of March 31, 2024, we have over $2 million in cash and cash equivalents. Our net working capital deficit was approximately $1.5 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities.  In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through March 31, 2024, our accumulated deficit was $169.6 million.

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

Customer concentration

For the three-month period ended March 31, 2024, one platform customer accounted for 75.9% of our overall revenue. That same customer accounted for 53.8% of our gross accounts receivable balance as of March 31, 2024. For the three-month period ended March 31, 2023, three customers accounted for 66.3% of our overall revenue at 26.4%, 25.3% and 14.6%, respectively.  As of March 31, 2023, the same customers accounted for 24.0% of our gross accounts receivable balance.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2023, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.

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

For the three-month period ended March 31, 2024, we generated $17,023,777 in revenue of which 84.1% was from Platforms and 15.9% from Agencies and Brands. For the three-month period ended March 31, 2023, we generated $11,847,440 in revenue of which 66.3% was from Platforms and 33.7% from Agencies and Brands.

Recently Adopted Accounting Pronouncements

There are no new recently adopted accounting pronouncements for the three-month period ended March 31, 2024.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2024	December 31, 2023
Furniture and fixtures	$293,152	$293,152
Equipment	1,317,377	1,292,528
Capitalized software development costs	16,606,896	16,159,517
Leasehold improvements	458,885	458,885
Subtotal	18,676,310	18,204,082
Less: accumulated depreciation and amortization	(16,950,372)	(16,523,294)
Total	$1,725,938	$1,680,788

During the three months ended March 31, 2024 and March 31, 2023, depreciation expense was $427,078 and $392,901, respectively.

 Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of March 31, 2024:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,328,750)	$3,491,250	$110,250
Customer list, ReTargeter	5 years	1,931,250	(1,802,500)	128,750	96,562
Brand name, ReTargeter	5 years	643,750	(600,834)	42,916	32,188
Customer relationships	20 years	570,000	(204,250)	365,750	7,125
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(13,146,334)	$4,418,666	$246,125

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2024 (remainder of year)	$523,792
2025	469,500
2026	469,500
2027	469,500
2028	469,500
Thereafter	1,626,875
Total	$4,028,667

The following is a schedule of intangible assets and goodwill as of December 31, 2023:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2023 Amortization

Customer list, Google	20 years	$8,820,000	$(5,218,500)	$3,601,500	$441,000
Customer list, ReTargeter	5 years	1,931,250	(1,705,938)	225,312	386,250
Brand name, ReTargeter	5 years	643,750	(568,646)	75,104	128,750
Customer relationships	20 years	570,000	(197,125)	372,875	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(12,900,209)	$4,664,791	$984,500

Goodwill, total		$9,853,342	$—	$9,853,342	$—

Note 5 – Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of $5,000,000. We will pay MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we terminate the Agreement before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000. The Loan and Security Agreement continues for an indefinite term. At March 31, 2024, the outstanding balances due under the Loan and Security Agreement was $0. Our borrowing capacity at March 31, 2024 was $5,000,000.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2024	December 31, 2023
Accrued marketing costs	$5,695,372	$5,717,983
Accrued commissions and payroll	1,364,098	1,544,460
Accrued expenses and other	938,026	622,960
Arkansas grant contingency	30,000	35,000
Accrued taxes, current portion	2,899	6,076

Total	$8,030,395	$7,926,479

Note 7 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded in other current assets. The advance is being amortized as marketing expenses over five years. As of March 31, 2024, $775,000 has been amortized and the total current and non-current balance is $725,000.  As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vested over two years upon achieving certain performance metrics (see Note 10 - Stockholders' Equity).  Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity. In April 2022, we agreed to Amendment No. 2 ("amendment") to the agreement. The amendment replaced the quarterly support fees with a commission on quarterly cumulative programmatic revenue.

The amendment also revised the cumulative target media spend and the associated commission.

In addition, effective September 26, 2023, Inuvo and the business development partner entered into an Offset Agreement whereby the parties agreed that the commission due to the partner be offset against the outstanding receivable balances due to Inuvo. We offset approximately $960,852 in commissions due to the partner against the outstanding receivable of $642,202. The total amount of commission recognized, net of the $67K commission adjustment per our offset agreement, for the year ended December 31, 2023 was approximately $52K. Commission expense of approximately $17K was recognized for the three months ended March 31, 2024.

Note 8 – Income Taxes

We have no current income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $42,167,778. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $41,000,516 for the deferred tax assets that may not be realized as of March 31, 2024 and December 31, 2023. We also have deferred tax liabilities totaling $1,256,500 as of March 31, 2024, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $89,238 composed of indefinite lived intangible assets.

Note 9 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2024 and 2023 periods, we granted restricted stock units ("RSUs") from the 2017 Equity Compensation Plan, as amended (“2017 ECP”). RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

As of March 31, 2024, the total number of authorized shares of our common stock under the 2017 ECP was 24,550,000.

Compensation Expense

For the three months ended March 31, 2024 and March 31, 2023, we recorded stock-based compensation expense for all equity incentive plans of $396,312 and $432,084, respectively. Total compensation cost not yet recognized at March 31, 2024 was $2,517,485, which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under 2017 ECP for the three months ended March 31, 2024:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	8,413,345	8,485,792	7,650,863	24,550,000

The fair value of RSUs is determined using market value of the common stock on the date of the grant. The fair value of stock options is determined using the Black-Scholes-Merton valuation model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The forfeiture rate, which is estimated at a weighted average of 0% of unvested options outstanding, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

There were no stock option awards outstanding as of the three months ended March 31, 2024.

The following table summarizes the activities for our RSUs for the three months ended March 31, 2024:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	7,010,016	$0.48
Granted	3,255,000	$0.41
Vested	(1,851,671)	$0.87
Outstanding, end of period	8,413,345	$0.37

Note 10 – Stockholders' Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 7 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock at an exercise price of $0.72 per share and vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed on a ratable basis over the vesting period of each tranche. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. On August 31, 2023, an additional 21,136 shares vested. For the second tranche, we reversed approximately $7.9 thousand for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the Original Issue Date, any interests in Warrant shares that have not vested pursuant to the terms and conditions of the agreement shall be deemed forfeited and shall never become exercisable. At the period ended December 31, 2023, approximately 193 thousand shares have been forfeited.

Earnings per Share

For the three-month period ended March 31, 2024 and 2023, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 11 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets.  As of March 31, 2024 and December 31, 2023, total operating and financed right-of-use assets were $1,084,113 and $53,911, and $805,786 and $72,560 respectively.

As of March 31, 2024 and 2023, we recorded $18,649 and $30,642, respectively, in amortization expense related to finance leases.

In May 2023, we entered into an agreement to lease 4,128 square feet of office space in San Jose, CA commencing on September 1, 2023. The lease has a term of sixty-five months with an abatement period of five months and will cost approximately $208,000 during its first year. Thereafter, the lease payments increase by 3% annually.

In January 2024, we amended and renewed our lease at our corporate headquarters in Little Rock, Arkansas. The lease was extended for thirty-six months commencing on February 1, 2024 and expiring on January 31, 2027 and will cost approximately $127,000 during its first year. Thereafter, the lease payments increase by 2% annually.

Because the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities are as follows:

For the Three Months Ended March 31, 2024
Cash paid for operating lease liabilities	$56,364
Weighted-average remaining lease term	3.4 years
Weighted-average discount rate	10.5%

Minimum future lease payments ended March 31, 2024
2024 (remainder of year)	255,719
2025	349,194
2026	354,565
2027	237,867
2028	233,727
Thereafter	19,525
1,450,597
Less imputed interest	(280,701)
Total lease liabilities	$1,169,896

Information related to our financed lease liabilities are as follows:

For the Three Months Ended March 31, 2024
Cash paid for finance lease liabilities	$17,350
Weighted-average remaining lease term	1.2 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2024
2024 (remainder of year)	33,057
2025	18,491
51,548
Less imputed interest	(1,244)
Total lease liabilities	$50,304

Note 12 – Allowance for Credit Losses

The activity in the allowance for doubtful accounts was as follows during the three-month period ended 2024 and years ended December 31, 2023:

	2024	2023
Balance at the beginning of the year	$1,645,045	$1,440,678
Adjustment to expected losses on accounts receivable	(1,100,000)	786,549
Charge-offs	(62,587)	(582,189)
Recoveries	4,700	7
Balance at the end of the year	$487,158	$1,645,045

The allowance for doubtful accounts at March 31, 2024 was $487,158, a decrease of $1,157,887 from December 31, 2023. During 2024, we made an adjustment to the expected losses for accounts receivable for a balance due from a former client in 2022 that now pays consistently, has significantly reduced its outstanding amount owed and is expected to pay the remaining amount due.

Note 13 – Subsequent Events

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. As of the date of this filing, the Company has not sold any shares of common stock under the ATM Agreement.

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

Results of Operations

	For the Three Months Ended March 31,
	2024	2023	Change	% Change
Net Revenue	$17,023,777	$11,847,440	$5,176,337	43.7%
Cost of Revenue	2,099,042	3,190,563	(1,091,521)	(34.2)%
Gross Profit	$14,924,735	$8,656,877	$6,267,858	72.4%

Net Revenue

Revenue for the three-month period ended March 31, 2024, increased 43.7% as compared to the same time period in 2023.  The higher revenue this quarter compared to the prior year period was attributable to accelerating demand within Platforms since the third quarter of last year.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements. The decline in cost of revenue for the period ended March 31, 2024, compared to the same time period in 2023 was related to the change in revenue mix due to increasing demand and consequently revenue from Platform clients.  The higher gross margin in the current year quarter, 87.7% compared to 73.1% in the same quarter last year was primarily due to a change in the revenue mix, where Platform clients typically have higher gross margins.

Operating Expenses

	For the Three Months Ended March 31,
	2024	2023	Change	% Change
Marketing costs	$13,102,644	$7,087,550	$6,015,094	84.9%
Compensation	3,224,859	3,422,841	(197,982)	(5.8%)
General and administrative	688,510	1,581,889	(893,379)	(56.5%)
Operating expenses	$17,016,013	$12,092,280	$4,923,733	40.7%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs for the three-month period ended March 31, 2024 compared to the same period in 2023 increased due to a higher costs associated with higher revenue with Platforms.

Compensation expense was lower for the three-month period ended March 31, 2024, compared to the same time period in 2023 due primarily to lower commission expense and a decrease in our incentive accrual, partially offset by higher payroll expense. Our total employment, both full- and part-time, was 93 at March 31, 2024 compared to 85 at March 31, 2023.

General and administrative costs for the three months ended March 31, 2024, decreased 56% compared to the same period in 2023 due primarily to a $1.1 million dollar adjustment to the expected losses for accounts receivable for a balance due from a former client in 2022 that now pays consistently, has significantly reduced its outstanding amount owed and is expected to pay the remaining amount due.

Financing expense, net

Finance expense, net, for the three months ended March 31, 2024, was approximately $20 thousand compared to $19 thousand in the same quarter last year.

Other income, net

Other income was approximately $0 and $14 thousand for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt.

On May 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent shares of our common stock (the “ATM Program”) up to an aggregate amount of gross proceeds of $35,000,000. During the year ended December 31, 2023, we sold 173,558 shares of common stock for gross proceeds totaling $63,136 under the ATM Program and paid the Sales Agent a commission of $1,902, all of which occurred during the second quarter of 2023. For the three-month period ended March 31, 2024, we did not issue any shares of common stock or receive any aggregate proceeds under the ATM Program, and we did not pay any commissions to the Sales Agent. Any shares of common stock offered and sold in the ATM Program were issued pursuant to our universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”). The ATM Program terminated on March 15, 2024, the third (3rd) anniversary of the initial effective date of the Shelf Registration Statement. Under the terms of the Sales Agreement, the Sales Agent was entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock. The shares were offered pursuant to the Shelf Registration Statement and a prospectus supplement relating to the offering was filed with the SEC on May 26, 2023.

We have focused our resources behind a plan to market our collective multi-channel advertising capabilities differentiated by our AI technology, the IntentKey, where we have a technology advantage and higher margins. If we are successful in implementing our plan, we expect to return to positive cash flows from operations. However, there is no assurance that we will be able to achieve this objective.

As of March 31, 2024, we have over $2 million in cash and cash equivalents. Our net working capital deficit was approximately $1.5 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities.  In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through March 31, 2024, our accumulated deficit was $169.6 million.

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

Cash Flows

The table below sets forth a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,355,592)	$(3,230,999)
Net cash provided by/(used in) investing activities	$(472,228)	$1,877,638
Net cash provided by/(used in) financing activities	$(180,677)	$391,529

Cash Flows - Operating

Net cash used in operating activities was $1,355,592 during the three months ended March 31, 2024. We reported a net loss of $2,111,658, which included non-cash expenses of depreciation and amortization expense of $673,203, depreciation of right of use assets of $18,649 and stock-based compensation expense of $396,312. The change in operating assets and liabilities during the three months ended March 31, 2024 was a net provision of cash of $772,069 primarily due to a decrease in the accounts payable balance of $1,101,313, partially offset by the decrease in accounts receivable balance of $1,616,597. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable three-month period in 2023, cash used in operating activities was $3,230,999 from a net loss of $3,440,105 and included several non-cash expenses of depreciation and amortization expense of $639,026 and stock-based compensation expense of $432,084. The change in operating assets and liabilities during the three months ended March 31, 2023, was a net use of cash of $836,562.

Cash Flows - Investing

Net cash used by investing activities was $472,228 for the three months ended March 31, 2024, and consisted primarily of capitalized internal development costs.

Net cash used in investing activities was $1,877,638 for the three months ended March 31, 2023, and consisted primarily of the purchase of marketable securities and to a lesser extent, capitalized internal development costs.

Cash Flows - Financing

Net cash used financing activities was $180,677 and during the three months ended March 31, 2024, and was primarily from net taxes paid on restricted stock unit grants exercised.

Net cash used in financing activities was $391,529 during the three months ended March 31, 2023.

Off Balance Sheet Arrangements

As of March 31, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2024, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS-UPDATE

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on one customer for a significant portion of our revenues. We are reliant upon one customer for most of our revenue. During the first quarter of 2024, this customer accounted for 75.9% of our revenues. During the same period in 2023, we were reliant upon three customers for most of our revenue. They accounted for 26.4%, 25.3% and 14.6% of our revenues, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, this includes the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end user queries and changes in advertising budgets resulting from their own business circumstances. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Entry Into Material Definitive Agreement

On May 7, 2024, Inuvo, Inc. entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Agent, as sales agent and/or principal (the “Offering”) shares of its common stock, $0.001 par value per share (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-277878) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2024 and declared effective on May 1, 2024 (the “Form S-3”), the base prospectus included in the Form S-3 and the prospectus supplement relating to the Offering, dated May 7, 2021, that will be filed with the SEC providing for up to $15,000,000 of sales of Shares. The issuance and sale, if any, of the Shares held by the Company under the Offering Agreement is subject to the continued effectiveness of the Form S-3.

Subject to the terms and conditions of the Offering Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. Under the Offering Agreement, the Agent may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Offering Agreement. The offering of the Company’s common stock pursuant to the Offering Agreement will terminate upon the earlier of the sale of all of the shares of the Company’s common stock provided for in this prospectus supplement or the termination of the Offering Agreement as permitted therein.

Under the terms of the Offering Agreement, the Agent will be entitled to a commission at a fixed rate of up to 3.0% of the gross proceeds from each sale of Shares under the Offering Agreement. The Company will also reimburse the Agent for certain expenses incurred in connection with the Offering Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

The Company currently intends to use the net proceeds from the Offering for general corporate purposes, which may include additions to working capital and financing potential acquisitions.

The foregoing description of the Offering Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Offering Agreement, a copy of which is filed as Exhibit 1.1 hereto and is incorporated herein by reference.

A copy of the opinion of Porter, Wright, Morris & Arthur LLP relating to the validity of the Shares that may be offered and sold under the Registration Statement, is filed with this Quarterly Report on Form 10-Q as Exhibit 5.1.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the Shares, nor shall there be any offer, solicitation or sale of the Shares in any state or country in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or country.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
1.1	At the Market Offering Agreement, dated May 7, 2024 by and between Inuvo, Inc. and H.C. Wainwright & Co., LLC.				Filed
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
5.1	Opinion of Porter Wright Morris & Arthur LLP				Filed
10.1	Google Services Agreement effective January 1, 2024 by and between Vertro, Inc. and Google Inc.	8-K	12/21/23	10.1
23.1	Consent of Porter Wright Morris & Arthur LLP(included in Exhibit 5.1)				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 7, 2024	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 7, 2024	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

