Form 10-Q
period 2024-06-30
Inuvo, Inc.
filed 2024-08-08
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 2, 2024
Common Stock	140,432,087

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “second quarter 2024” means for the three months ended June 30, 2024, “second quarter 2023” means for the three months ended June 30, 2023, “2023” means the fiscal year ended December 31, 2023 and “2024” means the fiscal year ending December 31, 2024. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2024(Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$2,011,904	$4,440,454
Accounts receivable, net of allowance for doubtful accounts of $232,625 and $1,645,045, respectively.	8,081,326	9,226,956
Prepaid expenses and other current assets	1,038,038	1,076,121
Total current assets	11,131,268	14,743,531

Property and equipment, net	1,756,989	1,680,788
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	4,172,541	4,664,791
Referral and support services agreement advance	350,000	500,000
Right of use assets - operating lease	1,029,164	805,786
Right of use assets - finance lease	36,449	72,560
Other assets	128,345	53,346
Total other assets	15,569,841	15,949,825

Total assets	$28,458,098	$32,374,144

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,075,889	$6,432,120
Accrued expenses and other current liabilities	7,600,672	7,926,479
Lease liability - operating lease	242,324	123,074
Lease liability - finance lease	27,372	50,801
Total current liabilities	13,946,257	14,532,474

Long-term liabilities
Deferred tax liability	94,589	89,238
Lease liability - operating lease	871,710	751,821
Lease liability - finance lease	5,972	18,209
Other long-term liabilities	—	216
Total long-term liabilities	972,271	859,484

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 140,434,327 and 137,983,918, respectively.	140,434	137,983
Additional paid-in capital	184,705,196	184,291,414
Accumulated deficit	(171,306,060)	(167,447,211)
Total stockholders' equity	13,539,570	16,982,186
Total liabilities and stockholders' equity	$28,458,098	$32,374,144

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$18,209,005	$16,651,405	$35,232,782	$28,498,845
Cost of revenue	2,906,188	2,368,540	5,005,230	5,559,103
Gross profit	15,302,817	14,282,865	30,227,552	22,939,742
Operating expenses
Marketing costs	12,431,580	12,056,616	25,534,224	19,144,166
Compensation	3,031,231	3,253,416	6,256,090	6,676,257
General and administrative	1,539,393	2,311,885	2,227,903	3,893,774
Total operating expenses	17,002,204	17,621,917	34,018,217	29,714,197
Operating loss	(1,699,387)	(3,339,052)	(3,790,665)	(6,774,455)
Financing expense, net	(42,451)	(38,186)	(62,831)	(57,306)
Other income, net	—	—	—	14,418
Income tax expense	(5,353)	—	(5,353)	—
Net loss	(1,747,191)	(3,377,238)	(3,858,849)	(6,817,343)
Unrealized gain on marketable securities	—	—	—	84,868
Comprehensive loss	$(1,747,191)	$(3,377,238)	$(3,858,849)	$(6,732,475)

Per common share data
Basic and diluted:
Net loss	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average shares
Basic	140,118,532	127,249,916	139,453,962	124,115,098
Diluted	140,118,532	127,249,916	139,453,962	124,115,098

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(3,858,849)	$(6,817,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,350,004	1,317,203
Depreciation-Right of Use Assets - Financing	36,115	58,013
Stock based compensation	714,993	935,145
Derecognition of contingency and grant	(5,000)	—
Amortization of financing fees	3,333	2,084
Amortization of referral and support services agreement advance	150,000	150,000
Adjustment to expected losses on accounts receivable	(1,354,533)	322,320
Deferred income tax benefit	5,353	—
Loss (gain) on marketable securities	—	(14,418)
Stock warrant expense	—	(8,598)
Change in operating assets and liabilities:
Right of use assets - operating lease	(223,383)	—
Accounts receivable	2,500,163	1,913
Prepaid expenses and other current assets	(36,917)	2,126
Accrued expenses and other liabilities	(324,358)	3,069,680
Accounts payable	(356,230)	(1,851,978)
Lease liability - operating lease	239,139	—
Net cash used in operating activities	(1,160,170)	(2,833,853)
Investing activities:
Purchases of equipment and capitalized development costs	(933,955)	(836,428)
Proceeds from the sale of marketable securities	—	2,288,873
Net cash provided by/(used in) investing activities	(933,955)	1,452,445
Financing activities:
Gross proceeds from line of credit	—	592,868
Repayments on line of credit	—	(592,868)
Payments on finance lease obligations	(35,665)	(64,159)
Proceeds from at-the-market sales	—	61,136
Capital raise, net of issuance costs	—	3,665,000
Net taxes paid on restricted stock unit grants exercised	(298,760)	(166,872)
Net cash provided by/(used in) financing activities	(334,425)	3,495,105
Net change – cash	(2,428,550)	2,113,697
Cash and cash equivalent, beginning of year	4,440,454	2,931,415
Cash and cash equivalent, end of period	$2,011,904	$5,045,112
Supplemental information:
Interest paid	$96,645	$67,532
Acquisition of right of use asset for operating lease liability	$335,286	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

For the Six Months Ended June 30,

2024
	Common Stock		Additional	Accumulated
	Shares	Stock	Paid in Capital	Deficit	Total
Balance as of December 31, 2023	137,983,918	$137,983	$184,291,414	$(167,447,211)	$16,982,186
Net loss				(2,111,658)	(2,111,658)
Stock-based compensation			396,312		396,312
Stock issued for vested restricted stock awards	1,444,866	1,445	(1,445)		—
Shares withheld for taxes on vested restricted stock			(161,973)		(161,973)
Balance as of March 31, 2024	139,428,784	139,428	184,524,308	(169,558,869)	15,104,867
Net loss				(1,747,191)	(1,747,191)
Stock-based compensation			318,681		318,681
Stock issued for vested restricted stock awards	1,005,543	1,006	(1,006)		—
Shares withheld for taxes on vested restricted stock			(136,787)		(136,787)
Balance as of June 30, 2024	140,434,327	$140,434	$184,705,196	$(171,306,060)	$13,539,570

2023
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Stock	Paid in Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2022	120,137,124	$120,138	$178,771,604	$(157,057,558)	$(84,868)	$21,749,316
Net loss				(3,440,105)		(3,440,105)
Unrealized gain on debt securities					84,868	84,868
Stock-based compensation			432,084			432,084
Stock issued for vested restricted stock awards	1,503,238	1,503	(1,503)			—
Shares withheld for taxes on vested restricted stock			(166,872)			(166,872)
Reversal of expense related to a change in warrant vesting			(9,874)			(9,874)
Balance as of March 31, 2023	121,640,362	121,641	179,025,439	(160,497,663)	—	18,649,417
Net loss				$(3,377,238)		(3,377,238)
Stock-based compensation			503,061			503,061
Stock issued for vested restricted stock awards	3,333	3	(3)			—
Stock warrants issued for referral agreement			1,276			1,276
Capital raise, net of issuance costs	16,000,000	16,000	3,649,000			3,665,000
AGP Closing at-the-market sale	173,558	174	60,962			61,136
Balance as of June 30, 2023	137,817,253	$137,818	$183,239,735	$(163,874,901)	$—	$19,502,652

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

Liquidity

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt of our Consolidated Financial Statements.

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock. The shares were offered pursuant to the Shelf Registration Statement and a prospectus supplement relating to the offering was filed with the SEC on May 26, 2023.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the six-month period ended June 30, 2024, the Company has not sold any shares of common stock under the ATM Agreement.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), dated July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. See Note 13 - Subsequent Events of our Consolidated Financial Statements.

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

As of June 30, 2024, we have over $2 million in cash and cash equivalents. Our net working capital deficit was approximately $2.8 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities.  In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through June 30, 2024, our accumulated deficit was $171.3 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash raised from the sale of stock in May 2023 and cash generated from its credit facility until such time as we reach profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. Our collection period is less than 30 days and can also be used to meet accrued obligations. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

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

For the three-month period ended June 30, 2024, we generated $18,209,005 in revenue of which 82.8% was from Platforms and 17.2% from Agencies and Brands. For the three-month period ended June 30, 2023, we generated $16,651,405 in revenue of which 78.6% was from Platforms and 21.4% from Agencies and Brands. For the six-month period ended June 30, 2024, we generated $35,232,782 in revenue of which 83.4% was from Platforms and 16.6% from Agencies and Brands. For the six-month period ended June 30, 2023, we generated $28,498,845 in revenue of which 73.5% was from Platforms and 26.5% from Agencies and Brands.

Customer concentration

For the three-month period ending June 30, 2024, one Platform customer accounted for 72.9% of our overall revenue and for the six-month period ended June 30, 2024, 74.3% of our overall revenue. That same customer accounted for 53.1% of our gross accounts receivable balance as of June 30, 2024. As of December 31, 2023, the same customer accounted for 50.5% of our gross accounts receivable balance.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2024	December 31, 2023
Furniture and fixtures	$293,152	$293,152
Equipment	1,159,987	1,292,528
Capitalized internal use and purchased software	17,056,639	16,159,517
Leasehold improvements	458,885	458,885
Subtotal	18,968,663	18,204,082
Less: accumulated depreciation and amortization	(17,211,674)	(16,523,294)
Total	$1,756,989	$1,680,788

During the three months ended June 30, 2024 and June 30, 2023, depreciation expense was $430,676 and $432,053, respectively. During the six months ended June 30, 2024 and June 30, 2023, depreciation expense was $857,754 and $824,954, respectively. During the three months ended June 30, 2024, we disposed of approximately $169 thousand of fully depreciated equipment that was no longer in use. As the equipment was fully depreciated, there was no cash inflow or outflow associated with this transaction, and no gain or loss was recorded.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of June 30, 2024:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,439,000)	$3,381,000	$220,500
Customer list, ReTargeter	5 years	1,931,250	(1,899,063)	32,187	193,125
Brand name, ReTargeter	5 years	643,750	(633,021)	10,729	64,375
Customer relationships	20 years	570,000	(211,375)	358,625	14,250
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,182,459)	$4,172,541	$492,250

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2024 (remainder of year)	$277,667
2025	469,500
2026	469,500
2027	469,500
2028	469,500
Thereafter	1,626,874
Total	$3,782,541

The following is a schedule of intangible assets and goodwill as of December 31, 2023:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2023 Amortization

Customer list, Google	20 years	$8,820,000	$(5,218,500)	$3,601,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	—
Customer list, ReTargeter	5 years	1,931,250	(1,705,938)	225,312	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	—
Brand name, ReTargeter	5 years	643,750	(568,646)	75,104	128,750
Customer relationships	20 years	570,000	(197,125)	372,875	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(12,900,209)	$4,664,791	$984,500

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

Note 5 – Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA has provided us with a $5,000,000 line of credit commitment. We are permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of $5,000,000. We will pay MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. The principal and all accrued but unpaid interest are due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We are also obligated to pay MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. If we terminate the Agreement before February 28, 2025, we are obligated to pay MHCA an exit fee of $25,000. The Loan and Security Agreement continues for an indefinite term. At June 30, 2024, the outstanding balances due under the Loan and Security Agreement was $0. Our borrowing capacity at June 30, 2024 was $5,000,000.

All obligations to MHCA have been satisfied and the Agreement was terminated as of July 31, 2024.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2024	December 31, 2023
Accrued marketing costs	$4,255,119	$5,717,983
Accrued payroll and commission liabilities	1,325,369	1,544,460
Accrued expenses and other	2,009,943	622,960
Arkansas grant contingency	—	35,000
Accrued taxes, current portion	10,241	6,076

Total	$7,600,672	$7,926,479

Note 7 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million with $300,000 recorded in other current assets. The advance is being amortized as marketing expenses over five years. As of June 30, 2024, $850,000 has been amortized and the total current and non-current balance is $650,000. As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vested over two years upon achieving certain performance metrics (see Note 10 - Stockholders' Equity). Additionally, we agreed to pay quarterly support fees upon reaching certain levels of operational activity. In April 2022, we agreed to Amendment No. 2 ("amendment") to the agreement. The amendment replaced the quarterly support fees with a commission on quarterly cumulative programmatic revenue.

The amendment also revised the cumulative target media spend and the associated commission.

In addition, effective September 26, 2023, Inuvo and the business development partner entered into an Offset Agreement whereby the parties agreed that the commission due to the partner be offset against the outstanding receivable balances due to Inuvo. We offset approximately $960,852 in commissions due to the partner against the outstanding receivable of $642,202. The total amount of commission recognized, net of the $67 thousand commission adjustment per our offset agreement, for the year ended December 31, 2023 was approximately $52 thousand. Commission expense of approximately $17 thousand was recognized for the six months ended June 30, 2024.

Note 8 – Income Taxes

As of June 30, 2024, we have $5 thousand deferred income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $42,619,514. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $41,543,303 for the deferred tax assets that may not be realized as of June 30, 2024. We also have deferred tax liabilities totaling $1,170,800 as of June 30, 2024, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $94,589 composed of indefinite lived intangible assets. As of December 31, 2023, the Company has a net deferred tax liability of $89,238. The net deferred tax liability is due to goodwill and trade name that are amortized for tax purposes both of which are not being amortized for book purposes.

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

 As of June 30, 2024, the total number of authorized shares of our common stock under the 2017 ECP was 24,550,000.

Compensation Expense

For the six months ended June 30, 2024 and June 30, 2023, we recorded stock-based compensation expense for all equity incentive plans of $714,993 and $935,145, respectively. Total compensation cost not yet recognized at June 30, 2024 was $2,180,386, which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under 2017 ECP for the three months ended June 30, 2024:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	6,960,020	9,930,783	7,659,197	24,550,000

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

There were no stock option awards outstanding as of the six months ended June 30, 2024.

The following table summarizes the activities for our RSUs for the six months ended June 30, 2024:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	7,010,016	$0.48
Granted	3,330,000	$0.41
Vested	(3,296,662)	$0.64
Cancelled	(83,334)	$0.52
Outstanding, end of period	6,960,020	$0.37

Note 10 – Stockholders' Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 7 - Commitments). As part of that agreement, we granted a warrant exercisable into 300,000 shares of our common stock at an exercise price of $0.72 per share and vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed on a ratable basis over the vesting period of each tranche. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. On August 31, 2023, 21,136 shares vested in accordance with the contracted performance criteria. For the second tranche, we reversed approximately $7.9 thousand for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the Original Issue Date, any interests in Warrant shares that have not vested pursuant to the terms and conditions of the agreement shall be deemed forfeited and shall never become exercisable. At the period ended December 31, 2023, approximately 193 thousand shares have been forfeited. As of the period ended June, 30, 2024, there are 107 thousand vested shares outstanding.

Earnings per Share

For the three and six months ended June 30, 2024 and 2023, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 11 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of June 30, 2024 and December 31, 2023, total operating and financed right-of-use assets were $1,029,164 and $36,449, and $805,786 and $72,560, respectively.

For the six months ended June 30, 2024 and 2023, we recorded $36,115 and $58,013, respectively, in amortization expense related to finance leases.

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

Information related to our operating lease liabilities for the period ended June 30, 2024 are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Cash paid for operating lease liabilities	$91,908	$148,272

Minimum future lease payments ended June 30, 2024
2024 (remainder of year)	170,479
2025	349,194
2026	354,565
2027	237,867
2028	233,727
Thereafter	19,525
1,365,357
Less imputed interest	(251,323)
Total lease liabilities	$1,114,034

Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	10.5%

Information related to our financed lease liabilities for the period ended June 30, 2024 are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Cash paid for finance lease liabilities	$18,321	$35,671

Minimum future lease payments ended June 30, 2024
2024 (remainder of the year)	15,618
2025	18,491
34,109
Less imputed interest	(765)
Total lease liabilities	$33,344

Weighted-average remaining lease term	1.2 years
Weighted-average discount rate	6.25%

Note 12 – Allowance for Credit Losses

The activity in the allowance for doubtful accounts was as follows during the six-month period ended June 30, 2024 and the year ended December 31, 2023:

	2024	2023
Balance at the beginning of the year	$1,645,045	$1,440,678
Adjustment to expected losses on accounts receivable	(1,354,533)	786,549
Charge-offs	(62,587)	(582,189)
Recoveries	4,700	7
Ending Balance	$232,625	$1,645,045

The allowance for doubtful accounts at June 30, 2024 was $232,625, a decrease of $1,412,420, from December 31, 2023. During 2024, we made an adjustment to the expected losses for accounts receivable for a balance due from a former client in 2022 that now pays consistently, has significantly reduced its outstanding amount owed and is expected to pay the remaining amount due.

Note 13 – Subsequent Events

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“ Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable under the Financing Agreement, up to the maximum credit commitment of $10,000,000. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% on of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the Effective Date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the Effective Date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. Our significant accounting policies related to Revenue Recognition, Equity-Based Compensation, Capitalized Software Costs, Goodwill, Long-lived Assets and others are described in Note 2 - Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net Revenue	$18,209,005	$16,651,405	$1,557,600	9.4%	$35,232,782	$28,498,845	$6,733,937	23.6%
Cost of Revenue	2,906,188	2,368,540	537,648	22.7%	5,005,230	5,559,103	(553,873)	(10.0)%
Gross Profit	$15,302,817	$14,282,865	$1,019,952	7.1%	$30,227,552	$22,939,742	$7,287,810	31.8%

Net Revenue

Revenue for the three-month period ended June 30, 2024, increased 9.4% and revenue for the six-month period ended June 30, 2024, increased 23.6% as compared to the same periods in 2023, respectively. The higher revenue for the three-and-six-month period ended June 30, 2024 compared to the prior year periods was attributable to increasing demand within Platforms. Within Agencies & Brands, a new client which started in 2024 and has begun scaling.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements. The decline in cost of revenue for the three-and-six-month period ended June 30, 2024, compared to the same time periods in 2023 was related to the change in revenue mix due to higher revenue from Platform clients.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Marketing costs	$12,431,580	$12,056,616	$374,964	3.1%	$25,534,224	$19,144,166	$6,390,058	33.4%
Compensation	3,031,231	3,253,416	(222,185)	(6.8%)	6,256,090	6,676,257	(420,167)	(6.3%)
General and administrative	1,539,393	2,311,885	(772,492)	(33.4%)	2,227,903	3,893,774	(1,665,871)	(42.8%)
Operating expenses	$17,002,204	$17,621,917	$(619,713)	(3.5%)	$34,018,217	$29,714,197	$4,304,020	14.5%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs for the three-and-six-month period ended June 30, 2024 compared to the same period in 2023 increased due to higher media costs required to serve Platform advertisers.

Compensation expense was approximately $222 thousand lower for the three months ended and approximately $420 thousand lower for the six months ended June 30, 2024, compared to the same time periods in 2023 primarily due to lower incentive expense, stock-based compensation, and commission expense. Our total employment, both full- and part-time, was 83 at June 30, 2024 compared to 84 at June 30, 2023.

General and administrative costs for the three and six months ended June 30, 2024 decreased $772 thousand and $1.7 million, respectively, compared to the same periods in 2023 due primarily to a decrease in the expense for doubtful accounts related to a former client in 2022 that now pays consistently, has significantly reduced its outstanding amount owed and is expected to pay the remaining amount due.

Financing expense, net

Finance expense, net, for the three and six months ended June 30, 2024, was approximately $42 thousand and $63 thousand, respectively.

Finance expense, net, for the three and six months ended June 30, 2023, was approximately $38 thousand and $57 thousand, respectively.

Other income, net

There was no net other income (expense) in the three-month and six- month period ended June 30, 2024 and the three-month period ended June 30, 2023. For the six-month period ended 2023, net other income was $14 thousand from the unrealized gains, as detailed in Note 3 - Property and Equipment of our Consolidated Financial Statements.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt of our Consolidated Financial Statements.

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock. The shares were offered pursuant to the Shelf Registration Statement and a prospectus supplement relating to the offering was filed with the SEC on May 26, 2023.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the six-month period ended June 30, 2024, the Company has not sold any shares of common stock under the ATM Agreement.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), dated July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. See Note 13 - Subsequent Events of our Consolidated Financial Statements.

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

As of June 30, 2024, we have over $2 million in cash and cash equivalents. Our net working capital deficit was approximately $2.8 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through June 30, 2024, our accumulated deficit was $171.3 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash raised from the sale of stock in May 2023 and cash generated from its credit facility until such time as we reach profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. Our collection period is less than 30 days and can also be used to meet accrued obligations. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(1,160,170)	$(2,833,853)
Net cash provided by/(used in) investing activities	$(933,955)	$1,452,445
Net cash provided by/(used in) financing activities	$(334,425)	$3,495,105

Cash Flows - Operating

Net cash used in operating activities was $1,160,170 during the six months ended June 30, 2024. We reported a net loss of $3,858,849, which included non-cash expenses of depreciation and amortization expense of $1,350,004, depreciation of right of use assets of $36,115 and stock-based compensation expense of $714,993. The change in operating assets and liabilities during the six months ended June 30, 2024 was a net provision of cash of $2,177,150 primarily due to a decrease in accounts receivable of $2,500,163 partially offset by a decrease of accrued liabilities and other liabilities of $324,358 and a decrease in accounts payable of $356,230. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable six-month period in 2023, cash used in operating activities was $2,833,853 from a net loss of $6,817,343 and included several non-cash expenses of depreciation and amortization expense of $1,317,203 and stock-based compensation expense of $935,145. The change in operating assets and liabilities during the six months ended June 30, 2023 was a net provision of cash of $1,371,741 primarily due to an increase of accrued liabilities and other liabilities of $3,069,680 partially offset by a lower accounts payable balance.

Cash Flows - Investing

Net cash used in investing activities was $933,955 for the six months ended June 30, 2024, and consisted primarily of capitalized internal development costs.

Net cash provided by investing activities was $1,452,445 for the six months ended June 30, 2023, and consisted primarily of the sale of marketable securities, partially offset by capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $334,425 during the six months ended June 30, 2024, and was primarily due to net taxes paid on restricted stock unit grants exercised.

Net cash provided by financing activities during the six months ended June 30, 2023 was $3,495,105, and was primarily from proceeds from the capital raise (see Note 1 - Organization and Business of our Consolidated Financial Statements).

Off Balance Sheet Arrangements

As of June 30, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2024, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on one customer for a significant portion of our revenues. We are reliant upon one customer for most of our revenue. For the three-month period ending June 30, 2024, one Platform customer accounted for 72.9% of our overall revenue and for the six-month period ended June 30, 2024, 74.3% of our overall revenue. The amount of revenue we receive from this customer is dependent on a number of factors outside of our control, including changes in the respective customers advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

August 8, 2024	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 8, 2024	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

