Form 10-Q
period 2024-09-30
Inuvo, Inc.
filed 2024-11-08
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 1, 2024
Common Stock	140,499,799

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “third quarter 2024” means for the three months ended September 30, 2024, “third quarter 2023” means for the three months ended September 30, 2023, “2023” means the fiscal year ended December 31, 2023 and “2024” means the fiscal year ending December 31, 2024. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$2,586,821	$4,440,454
Accounts receivable, net of allowance for credit losses of $132,625 and $1,645,045, respectively	8,782,460	9,226,956
Prepaid expenses and other current assets	882,550	1,076,121
Total current assets	12,251,831	14,743,531

Property and equipment, net	1,791,896	1,680,788
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	4,012,249	4,664,791
Referral and support services agreement advance	—	500,000
Right of use assets - operating lease	971,819	805,786
Right of use assets - finance lease	24,243	72,560
Other assets	78,345	53,346
Total other assets	14,939,998	15,949,825

Total assets	$28,983,725	$32,374,144

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,088,597	$6,432,120
Accrued expenses and other current liabilities	8,316,652	7,926,479
Lease liability - operating lease	250,975	123,074
Lease liability - finance lease	23,321	50,801
Total current liabilities	15,679,545	14,532,474

Long-term liabilities
Deferred tax liability	94,590	89,238
Lease liability - operating lease	805,731	751,821
Lease liability - finance lease	923	18,209
Other long-term liabilities	—	216
Total long-term liabilities	901,244	859,484

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 140,467,661 and 137,983,918, respectively.	140,467	137,983
Additional paid-in capital	185,612,822	184,291,414
Accumulated deficit	(173,350,353)	(167,447,211)
Total stockholders' equity	12,402,936	16,982,186
Total liabilities and stockholders' equity	$28,983,725	$32,374,144

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$22,371,153	$24,570,588	$57,603,935	$53,069,433
Cost of revenue	2,594,642	2,274,626	7,599,872	7,833,729
Gross profit	19,776,511	22,295,962	50,004,063	45,235,704
Operating expenses
Marketing costs	17,006,131	17,625,806	42,540,355	36,769,972
Compensation	3,106,384	3,525,943	9,362,474	10,202,200
General and administrative	1,607,258	2,335,295	3,835,162	6,229,069
Total operating expenses	21,719,773	23,487,044	55,737,991	53,201,241
Operating loss	(1,943,262)	(1,191,082)	(5,733,928)	(7,965,537)
Financing (expense), net of interest income	(101,031)	19,852	(163,862)	(37,454)
Other income	—	250	—	14,668
Income tax expense	—	—	(5,352)	—
Net loss	(2,044,293)	(1,170,980)	(5,903,142)	(7,988,323)
Other comprehensive income
Unrealized loss on marketable securities	—	—	—	84,868
Comprehensive loss	$(2,044,293)	$(1,170,980)	$(5,903,142)	$(7,903,455)

Per common share data
Basic and diluted:
Net loss	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average shares
Basic	140,454,840	127,381,051	139,791,180	128,793,522
Diluted	140,454,840	127,381,051	139,791,180	128,793,522

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(5,903,142)	$(7,988,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,951,196	1,984,139
Depreciation-Right of Use Assets - Financing	48,317	77,790
Stock based compensation	1,087,533	1,471,683
Derecognition of contingency and grant	(35,000)	—
Amortization of financing fees	20,000	5,833
Impairment and amortization of referral and support services agreement advance	800,000	225,000
Adjustment to expected losses on accounts receivable	(1,454,533)	747,772
Deferred income tax expense	5,352	—
Loss (gain) on marketable securities	—	(14,418)
Stock warrant expense	—	(8,130)
Change in operating assets and liabilities:
Accounts receivable	1,899,029	212,393
Right of use assets - operating lease	169,253	—
Prepaid expenses and other current assets, and other assets	(131,428)	(172,679)
Accrued expenses and other liabilities	940,076	3,279,560
Accounts payable	656,477	(278,336)
Lease liability - operating lease	(153,475)	—
Net cash used in operating activities	(100,345)	(457,716)
Investing activities:
Purchases of equipment and capitalized development costs	(1,409,762)	(1,259,217)
Proceeds from the sale of marketable securities	—	2,288,873
Net cash provided by (used in) investing activities	(1,409,762)	1,029,656
Financing activities:
Gross proceeds from line of credit	—	592,868
Repayments on line of credit	—	(592,868)
Principal payments on finance lease obligations	(44,766)	(84,138)
Proceeds from at-the-market sales	—	61,136
Capital raise, net of issuance costs	—	3,665,000
Net taxes paid on restricted stock unit grants exercised	(298,760)	(166,872)
Net cash provided by/(used in) financing activities	(343,526)	3,475,126
Net change – cash	(1,853,633)	4,047,066
Cash and cash equivalent, beginning of year	4,440,454	2,931,415
Cash and cash equivalent, end of period	$2,586,821	$6,978,481
Supplemental information:
Interest paid	$221,534	$85,488
Acquisition of right of use asset for operating lease liability	$335,286	$1,105,148
Issuance of restricted stock units for accrued incentive liability	$535,119	$—

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

For the Nine Months Ended September 30,

2024

	Common Stock		Additional	Accumulated
	Shares	Stock	Paid in Capital	Deficit	Total
Balance as of December 31, 2023	137,983,918	$137,983	$184,291,414	$(167,447,211)	$16,982,186
Net loss				(2,111,658)	(2,111,658)
Stock-based compensation			396,312		396,312
Stock issued for vested restricted stock units	1,444,866	1,445	(1,445)		—
Shares withheld for taxes on vested restricted stock			(161,973)		(161,973)
Balance as of March 31, 2024	139,428,784	$139,428	$184,524,308	$(169,558,869)	$15,104,867
Net loss				(1,747,191)	(1,747,191)
Stock-based compensation			318,681		318,681
Stock issued for vested restricted stock units	1,005,543	1,006	(1,006)		—
Shares withheld for taxes on vested restricted stock			(136,787)		(136,787)
Balance as of June 30, 2024	140,434,327	$140,434	$184,705,196	$(171,306,060)	$13,539,570
Net loss				(2,044,293)	(2,044,293)
Stock-based compensation			372,540		372,540
Issuance of restricted stock units			535,119		535,119
Stock issued for vested restricted stock units	33,334	$33	(33)		—
Balance as of September 30, 2024	140,467,661	$140,467	$185,612,822	$(173,350,353)	$12,402,936

2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2022	120,137,124	$120,138	$178,771,604	$(157,057,558)	$(84,868)	$21,749,316
Net loss				(3,440,105)		(3,440,105)
Unrealized gain on debt securities					84,868	84,868
Stock-based compensation			432,084			432,084
Stock issued for vested restricted stock units	1,503,238	1,503	(1,503)			—
Shares withheld for taxes on vested restricted stock			(166,872)			(166,872)
Reversal of expense related to a change in warrant vesting			(9,874)			(9,874)
Balance as of March 31, 2023	121,640,362	$121,641	$179,025,439	$(160,497,663)	$—	$18,649,417
Net loss				(3,377,238)		(3,377,238)
Unrealized loss on debt securities						—
Stock-based compensation			503,061			503,061
Stock issued for vested restricted stock units	3,333	3	(3)			—
Stock warrants issued for referral agreement			1,276			1,276
Capital raise, net of issuance costs	16,000,000	16,000	3,649,000			3,665,000
AGP Closing at-the-market sale	173,558	1174	60,962			61,136
Balance as of June 30, 2023	137,817,253	$137,818	$183,239,735	$(163,874,901)	$—	$19,502,652
Net loss				(1,170,980)		(1,170,980)
Stock-based compensation			536,538			536,538
Stock issued for vested restricted stock units	166,665	165	(165)			—
Stock warrants issued for referral agreement			468			468
Balance as of September 30, 2023	137,983,918	$137,983	$183,776,576	$(165,045,881)	$—	$18,868,678

Inuvo, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo is an advertising technology and services business selling information technology solutions to brands, agencies (collectively, “Agencies & Brands”) and large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels. Inuvo facilitates, and gets paid, to deliver millions of advertising messages monthly and counts among its client's numerous world-renowned companies across industries.

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

(internet of things) integration and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 19 issued and six pending patents.

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

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the nine-month period ended September 30, 2024, the Company has not sold any shares of common stock under the ATM Agreement.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. See Note 5 – Bank Debt of our Consolidated Financial Statements.

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

As of September 30, 2024, we have approximately $2.6 million in cash and cash equivalents. Our net working capital deficit was $3.4 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software, which was $1,347,550 for the nine months ended September 30, 2024, consists primarily of labor costs which are of a fixed nature. Through September 30, 2024, our accumulated deficit was $173.4 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash generated from its credit facility until such time as we reach profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. Our collection period is less than 30 days and can also be used to meet accrued obligations. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

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

For Agencies & Brands, the terms of an agreement are captured in an Insertion Order ("IO") where revenue is recognized upon delivery of services during the period covered by the IO. For Platforms, terms are generally captured in multi-year master service agreements and revenue is recognized based on the number of advertisements placed or clicked on in the period they occur. We settle advertisement placement prices with our customers net of any adjustments for quality.

For the three-month period ended September 30, 2024, we generated $22,371,153 in revenue of which 82.8% was from Platforms and 17.2% from Agencies & Brands. For the three-month period ended September 30, 2023, we generated $24,570,588 in revenue of which 87.2% was from Platforms and 12.8% from Agencies & Brands. For the nine-month period ended September 30, 2024, we generated $57,603,935 in revenue of which 83.6% was from Platforms and 16.4% from Agencies & Brands. For the nine-month period ended September 30, 2023, we generated $53,069,433 in revenue of which 79.8% was from Platforms and 20.2% from Agencies & Brands.

Customer concentration

For the three-month period ending September 30, 2024, one customer accounted for 79.9% of our overall revenue, and for the nine-month period ended September 30, 2024, 76.5% of our overall revenue. That same customer accounted for 59.6% of our gross accounts  receivable balance as of September 30, 2024. As of December 31, 2023, the same customer accounted for 50.5% of our gross accounts receivable balance.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial position but will have an impact on disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption will have an impact on disclosures and not impact the Company’s consolidated results of operations, cash flows, nor financial position.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$293,152	$293,152
Equipment	1,178,367	1,292,528
Capitalized internal use and purchased software	17,507,067	16,159,517
Leasehold improvements	465,885	458,885
Subtotal	19,444,471	18,204,082
Less: accumulated depreciation and amortization	(17,652,575)	(16,523,294)
Total	$1,791,896	$1,680,788

During the three months ended September 30, 2024 and September 30, 2023, depreciation expense was $440,899 and $420,808, respectively. During the nine months ended September 30, 2024 and September 30, 2023, depreciation expense was $1,298,653 and $1,245,762, respectively. During the nine months ended September 30, 2024, we disposed of approximately $169,000 of fully depreciated equipment that was no longer in use. There was no cash inflow or outflow associated with this transaction, and no gain or loss was recorded.

 Note 4 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of September 30, 2024:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,549,250)	$3,270,750	$330,750
Customer list, ReTargeter	5 years	1,931,250	(1,931,250)	—	225,313
Brand name, ReTargeter	5 years	643,750	(643,750)	—	75,104
Customer relationships	20 years	570,000	(218,501)	351,499	21,376
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,342,751)	$4,012,249	$652,543

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2024 (remainder of year)	$117,375
2025	469,500
2026	469,500
2027	469,500
2028	469,500
Thereafter	1,626,875
Total	$3,622,250

The following is a schedule of intangible assets and goodwill as of December 31, 2023:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2023 Amortization

Customer list, Google	20 years	$8,820,000	$(5,218,500)	$3,601,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	—
Customer list, ReTargeter	5 years	1,931,250	(1,705,938)	225,312	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	—
Brand name, ReTargeter	5 years	643,750	(568,646)	75,104	128,750
Customer relationships	20 years	570,000	(197,125)	372,875	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(12,900,209)	$4,664,791	$984,500

Goodwill, total		$9,853,342	$—	$9,853,342	$—

Note 5 – Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA provided us with a $5,000,000 line of credit commitment. We were permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of $5,000,000. We paid MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. We paid MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We also paid MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. All obligations to MHCA have been satisfied and the Agreement was terminated on July 31, 2024.

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable under the Financing Agreement, up to the maximum credit commitment of $10,000,000. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% on of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the Effective Date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the Effective Date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

At September 30, 2024, the outstanding balances due under the Financing Agreement was $0.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2024	December 31, 2023
Accrued marketing costs	$6,227,976	$5,717,983
Accrued payroll and commission liabilities	990,751	1,544,460
Accrued expenses and other	1,085,684	622,960
Arkansas grant contingency	—	35,000
Accrued taxes, current portion	12,241	6,076

Total	$8,316,652	$7,926,479

Note 7 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million. The advance was being amortized as marketing expenses over five years. As of September 30, 2024, we recorded an impairment to the asset bringing the balance to $0, as no significant revenue has been realized within 2024 and therefore management determined future revenue under this arrangement is uncertain. As of December 31, 2023, $700,000 had been amortized and the balance was $800,000.

As part of the agreement, we granted a warrant exercisable into 300,000 shares of our common stock, which vested over two years upon achieving certain performance metrics (see Note 10 - Stockholders' Equity).

Note 8 – Income Taxes

As of September 30, 2024, we have $5,352 deferred income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $42,619,514. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $41,543,303 for the deferred tax assets that may not be realized as of September 30, 2024. We also have deferred tax liabilities totaling $1,170,800 as of September 30, 2024, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $94,589 composed of indefinite lived intangible assets. As of December 31, 2023, the Company has a net deferred tax liability of $89,238. The net deferred tax liability is due to goodwill and trade name that are amortized for tax purposes both of which are not being amortized for book purposes.

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

 As of September 30, 2024, the total number of authorized shares of our common stock under the 2017 ECP was 24,550,000.

Compensation Expense

For the three and nine months ended September 30, 2024, we recorded stock-based compensation expense for all equity incentive plans of $463,189 and $1,178,182, respectively. For the three and nine months ended September 30, 2023, we recorded stock-based compensation expense for all equity incentive plans of $536,538 and $1,471,683, respectively. Total compensation cost not yet recognized at September 30, 2024 was $3,015,515 which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under 2017 ECP as of September 30, 2024:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	11,684,052	9,964,117	2,901,831	24,550,000

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

The following table summarizes the activities for our RSUs for the nine months ended September 30, 2024:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	7,010,016	$0.48
Granted	8,087,366	$0.33
Vested	(3,329,996)	$0.64
Cancelled	(83,334)	$0.52
Outstanding, end of period	11,684,052	$0.33

During the nine months ended September 30, 2024, the Company awarded RSUs to employees to settle accrued compensation obligations as of December 31, 2023. The RSUs have a one-year vesting period, and there was no incremental expense associated with the award. $535,119 was reclassified from accrued liabilities to additional paid in capital.

Note 10 – Stockholders' Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 7 - Commitments). As part of that agreement, we granted a seven year warrant exercisable into 300,000 shares of our common stock, at $0.72 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. On August 31, 2023, 21,136 shares vested. For the second tranche, we reversed approximately $7,900 for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the original issue date of the warrants, any interests in warrant shares that have not vested pursuant to the terms and conditions of the agreement were deemed forfeited and shall never become exercisable. At the period ended September 30, 2024, approximately 193,000 shares underlying the warrant have been forfeited. As of the period ended September 30, 2024, there are 107,000 vested shares underlying the warrant.

Earnings per share

For the three-month and nine-month period ended September 30, 2024 and 2023, we generated a net loss from continuing operations and as a result, any potential common shares issuance would be anti-dilutive.

Note 11 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of September 30, 2024 and December 31, 2023, total operating and financed right-of-use assets were $971,819 and $24,243, and $805,786 and $72,560, respectively.

For the nine months ended September 30, 2024 and 2023, we recorded $48,317 and $77,790, respectively, in amortization expense related to finance leases. For the nine months ended September 30, 2024 and 2023, we recorded $250,541 and $274,707, respectively, in rent expense related to operating leases.

In May 2023, we entered into an agreement to lease 4,128 square feet of office space in San Jose, CA commencing on September 1, 2023. The lease has a term of sixty-five months with an abatement period of five months and cost approximately $208,000 during its first year. Thereafter, the lease payments increase by 3%.

In January 2024, we amended and renewed our lease at our corporate headquarters in Little Rock, Arkansas. The lease was extended for thirty-six months commencing on February 1, 2024 and expiring on January 31, 2027 and will cost approximately $127,000 during its first year. Thereafter, the lease payments increase by 2% annually.

Whenever the rate implicit in each lease is not readily determinable, we use our incremental borrowing rate to determine the present value of the lease payments.

Information related to our operating lease liabilities for the period ended September 30, 2024 are as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Cash paid for operating lease liabilities	$91,727	$239,999

Minimum future lease payments ended September 30, 2024
2024 (remainder of year)	85,240
2025	349,194
2026	354,565
2027	237,867
2028	233,727
Thereafter	19,525
1,280,118
Less imputed interest	(223,412)
Total lease liabilities	$1,056,706

Weighted-average remaining lease term	2.98 years
Weighted-average discount rate	10.5%

Information related to our financed lease liabilities for the period ended September 30, 2024 are as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Cash paid for finance lease liabilities	$13,102	$44,766

Minimum future lease payments ended September 30, 2024
2024 (remainder of the year)	6,240
2025	18,491
24,731
Less imputed interest	(487)
Total lease liabilities	$24,244

Weighted-average remaining lease term	1 year
Weighted-average discount rate	6.25%

Note 12 – Allowance for Credit Losses

The activity in the allowance for doubtful accounts was as follows during the nine-month period ended September 30, 2024 and the year ended December 31, 2023:

	2024	2023
Balance at the beginning of the year	$1,645,045	$1,440,678
Adjustment to expected losses on accounts receivable	(1,454,533)	786,549
Charge-offs	(62,587)	(582,189)
Recoveries	4,700	7
Ending Balance	$132,625	$1,645,045

The allowance for doubtful accounts at September 30, 2024 was $132,625, a decrease of $1,512,420, from December 31, 2023. During 2024, we made an adjustment to the allowance for expected credit losses for a balance due from a former client in 2022. The client has since paid off their full outstanding balance and no longer has any obligation to us as of September 30, 2024.

Note 13 – Related Party Transactions

During the nine-month period ended September 30, 2024, the Company engaged in a transaction with First Orion Corp., a company in which one of our directors holds a significant interest. The transaction involved the sale of services amounting to approximately $35,000. These transactions were conducted in the ordinary course of business.

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

(internet of things) integration and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 19 issued and six pending patents.

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net Revenue	$22,371,153	$24,570,588	$(2,199,435)	(9.0)%	$57,603,935	$53,069,433	$4,534,502	8.5%
Cost of Revenue	2,594,642	2,274,626	320,016	14.1%	7,599,872	7,833,729	(233,857)	(3.0)%
Gross Profit	$19,776,511	$22,295,962	$(2,519,451)	(11.3)%	$50,004,063	$45,235,704	$4,768,359	10.5%

Net Revenue

Revenue for the three-month period ended September 30, 2024, decreased 9.0% and revenue for the nine-month period ended September 30, 2024, increased 8.5% as compared to the same periods in 2023, respectively. The higher revenue for the three-month period ended September 30, 2023 was mainly driven by an increased focus on and the launch of new product enhancements for Platform customers. The revenue for the three-month period ended September 30, 2023 was extraordinarily high, the highest quarterly revenue realized in the Company's history. The higher revenue for the nine-month period ended September 30, 2024 compared to comparable prior year period was primarily attributable to increasing demand within Platforms. Revenues related to Agencies & Brands increased by 15% for the three-month period ended September 30, 2024, compared to the same period in the prior year.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements. For the three-month period ended September 30, 2024, the increase in cost of revenue compared to the same period in 2023 was related to the higher revenue within Agencies & Brands in this year's quarter. For the nine-month period ended September 30, 2024, the decrease in cost of revenue compared to the same period in 2023 was attributed to lower revenue within Agencies & Brands during the comparable period.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Marketing costs	$17,006,131	$17,625,806	$(619,675)	(3.5%)	$42,540,355	$36,769,972	$5,770,383	15.7%
Compensation	3,106,384	3,525,943	(419,559)	(11.9%)	9,362,474	10,202,200	(839,726)	(8.2)%
General and administrative	1,607,258	2,335,295	(728,037)	(31.2%)	3,835,162	6,229,069	(2,393,907)	(38.4)%
Operating expenses	$21,719,773	$23,487,044	$(1,767,271)	(7.5%)	$55,737,991	$53,201,241	$2,536,750	4.8%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract an audience to various web properties. Marketing costs for the three months ended September 30, 2024 were 3.5% lower than the same quarter last year primarily due to lower revenue derived from Platform advertisers. Marketing costs for the nine months ended September 30, 2024 were 15.7% higher compared to the same period in 2023 due primarily to higher revenue from Platform advertisers in the comparable periods. In the third quarter of 2024 we fully amortized the remaining balance of the referral and support services asset (see Note 7 - Commitments of our Consolidated Financial Statements) increasing the Marketing costs in both the three and nine months ended September 30, 2024 .

Compensation expense was $420,000 lower for the three months ended September 30, 2024 and $840,000 lower for the nine months ended September 30, 2024, compared to the same time periods in 2023 primarily due to lower stock-based compensation and accrued incentive expense. Our total employment, both full- and part-time, was 82 at September 30, 2024 compared to 86 at September 30, 2023.

General and administrative costs for the three and nine months ended September 30, 2024 decreased 31.2% and 38.4%, respectively, compared to the same periods in 2023 due primarily to an adjustment in the reserve for expected credit losses. During 2024, we made an adjustment to the allowance for expected credit losses for a balance due from a former client in 2022. The client has since paid off their full outstanding balance and no longer has any obligation to us as of September 30, 2024.

Financing expense, net

Financing expense, net of interest income, for the three and nine months ended September 30, 2024, was approximately $101,000 and $163,000, respectively.

 Financing (expense), net of interest income, for the three and nine months ended September 30, 2023, was approximately $20,000 income and $37,000 expense, respectively.

The higher expenses in this year’s periods compared to last year was due to the amortization of the closing costs of the new credit agreement (see Note 5 – Bank Debt of our Consolidated Financial Statements) and to higher overall borrowing balances.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt of our Consolidated Financial Statements.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the nine-month period ended September 30, 2024, the Company has not sold any shares of common stock under the ATM Agreement.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. See Note 5 – Bank Debt of our Consolidated Financial Statements.

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

As of September 30, 2024, we have approximately $2.6 million in cash and cash equivalents. Our net working capital deficit was $3.4 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through September 30, 2024, our accumulated deficit was $173.4 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash generated from its credit facility until such time as we reach profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. Our collection period is less than 30 days and can also be used to meet accrued obligations. We believe our current cash position and credit facility will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(100,345)	$(457,716)
Net cash provided by/(used in) investing activities	$(1,409,762)	$1,029,656
Net cash provided by/(used in) financing activities	$(343,526)	$3,475,126

Cash Flows - Operating

Net cash used in operating activities was $100,345 during the nine months ended September 30, 2024. We reported a net loss of $5,903,142, which included non-cash expenses of depreciation and amortization expense of $1,951,196, depreciation of right of use assets of $48,317, stock-based compensation expense of $1,087,533, and $800,000 for the impairment and amortization of a referral and support services agreement. The change in operating assets and liabilities during the nine months ended September 30, 2024 was a net provision of cash of $4,185,284 primarily due to a decrease of  $1,899,029 in accounts receivable and an increase of accrued and other liabilities of $940,076. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable nine-month period in 2023, cash used in operating activities was $457,716 from a net loss of $7,988,323 and included several non-cash expenses of depreciation and amortization expense of $1,984,139 and stock-based compensation expense of $1,471,683. The change in operating assets and liabilities during the nine months ended September 30, 2023, was a net provision of cash of $3,265,938.

Cash Flows - Investing

Net cash used in investing activities was $1,409,762 for the nine months ended September 30, 2024, and consisted primarily of capitalized internal development costs.

Net cash provided by investing activities was $1,029,656 for the nine months ended September 30, 2023, and consisted primarily of the sale of marketable securities, partially offset by capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $343,526 during the nine months ended September 30, 2024, and was primarily due to taxes paid on restricted stock unit grants exercised.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $3,475,126 and was primarily from proceeds from the capital raise (see Note 1 - Organization and Business of our Consolidated Financial Statements).

Off Balance Sheet Arrangements

As of September 30, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2024, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on one customer for a significant portion of our revenues. We are reliant upon one customer for most of our revenue. For the three-month period ending September 30, 2024, one Platform customer accounted for 79.9% of our overall revenue, and for the nine-month period ended September 30, 2024, 76.5% of our overall revenue. The amount of revenue we receive from this customer is dependent on a number of factors outside of our control, including changes in the respective customers advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
10.1	Financing and Security Agreement by by and among Inuvo, Inc., Vertro, Inc., ValidClick, Inc., Think Relevant Media, LLC, Kowabugna Marketing, Inc., Bonfire Publishing Group, LLC, Southern Muse Media, LLC, Netseer, Inc., Emerald Brands, LLC, Alot, Inc. and Daily Reads, LLC, and SLR Digital Finance LLC	8-K	8/1/24	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 8, 2024	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

November 8, 2024	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

